Form 10-Q
period 1996-06-30
OCEAN FINANCIAL CORP
filed 1996-08-14
CIK 1004702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                  to
                                      ----------------    -----------------
                         Commission file number 0-27428


                             OCEAN FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                21-0607451
- ---------------------------------       ------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


  74 Brick Boulevard, Brick, NJ                        08723
- ---------------------------------       ------------------------------------
 (Address of principal executive                   (Zip Code)
     offices)


 Registrant's telephone number, including area code:  (908)477-5200
                                                      ----------------------


- --------------------------------------------------------------------------------
     (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO      .
    -----    -----

As of June 30, 1996, there were no shares of the Registrant's Common Stock, par value $.01 per share, outstanding. As of August 9, 1996, there were 9,059,124 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             OCEAN FINANCIAL CORP.

                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                           PAGE
- ---------  ---------------------                                           ----
Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           as of June 30, 1996 (unaudited) and December 31, 1995..........    1

           Consolidated Statements of Income for the three and
           six months ended June 30, 1996 and 1995 (unaudited)............    2

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1996 and 1995 (unaudited)................    3

           Notes to Unaudited Consolidated Financial Statements...........    5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation.............................    7

Part II.   OTHER INFORMATION
- --------   -----------------

Item 1.    Legal Proceedings...............................................  11

Item 2.    Changes in Securities..........................................   11

Item 3.    Default Upon Senior Securities.................................   11

Item 4.    Submission of Matters to a Vote of Security Holders............   11

Item 5.    Other Information..............................................   11

Item 6.    Exhibits and Reports on Form 8-K...............................   11


Signatures................................................................   12


Part I.  FINANCIAL INFORMATION
- -------  ---------------------

Item 1.  Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Ocean Financial Corp. (the "Company") is a Delaware corporation organized by Ocean Federal Savings Bank (the "Bank") in November 1995 for the purpose of acquiring all of the capital stock of the Bank to be issued in the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion").

     The Company filed with the Securities and Exchange Commission (the "SEC") the Registration Statement on Form S-1 under the Securities Act of 1933, as amended, with respect to the Common Stock to be offered in connection with the Conversion of the Bank. The Company also filed a Registration Statement on Form 8-A to register its Common Stock under the Securities Exchange Act of 1934, as amended. Each Registration Statement was declared effective by the SEC on May 13, 1996. The Conversion, including the Company's acquisition of the Bank was consummated on July 2, 1996. Prior to July 2, 1996, the Company was a non-operating entity.

     The financial statements and management's discussion and analysis of financial condition and results of operations of Ocean Financial Corp. have been omitted because the Company had not yet issued any stock, had no assets and no liabilities, and had not conducted any business other than that of an organizational nature as of June 30, 1996.

     The information set forth herein represents the consolidated financial statements of the Bank, in its mutual form, and its wholly-owned subsidiary as of or for the period ending June 30, 1996. This information includes Consolidated Statements of Financial Condition, Income and Cash Flows and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operation.

                   OCEAN FEDERAL SAVINGS BANK AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                June 30,    December 31,
                                                  1996          1995
                                               -----------  -------------
                                               (Unaudited)
ASSETS
- ------

Cash and due from banks                        $      617     $    8,022
Federal funds sold                                 42,800              -
                                               ----------     ----------
          Total cash and cash equivalents          43,417          8,022

Investment securities available for sale          132,006        114,881
Federal Home Loan Bank of New York
  stock, at cost                                    8,457          7,723
Mortgage-backed securities available for
  sale                                            339,916        265,113
Loans receivable, net                             631,510        612,696
Mortgage loans held for sale                        2,776          1,894
Interest and dividends receivable                   9,242          7,480
Real estate owned, net                              1,281          1,367
Premises and equipment, net                         9,497          7,641
Excess servicing asset                              1,761          1,222
Other assets                                       11,949          8,406
                                               ----------     ----------

      Total assets                             $1,191,812     $1,036,445
                                               ==========     ==========

LIABILITIES AND RETAINED EARNINGS
- ---------------------------------

Deposits                                       $  939,147     $  926,558
Federal Home Loan Bank borrowings                       -         10,400
Common stock subscriptions                        153,509              -
Advances by borrowers for taxes
   and insurance                                    3,581          3,321
Other liabilities                                   3,487          3,815
                                               ----------     ----------

      Total liabilities                         1,099,724        944,094
                                               ----------     ----------

Retained earnings:
   Substantially restricted                        95,165         90,281
   Net unrealized (loss) gain on securities
          available for sale, net of tax           (3,077)         2,070
                                               ----------     ----------

          Total retained earnings                  92,088         92,351
                                               ----------     ----------

          Total liabilities and
            retained earnings                  $1,191,812     $1,036,445
                                               ==========     ==========


See accompanying notes to unaudited consolidated financial statements.

                   OCEAN FEDERAL SAVINGS BANK AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                For the three months              For the six months
                                                    ended June 30,                  ended June 30,
                                            ---------------------------       ----------------------------
                                              1996            1995               1996              1995
                                            -----------    ------------        ---------        ----------
                                                     (Unaudited)                     (Unaudited)
Interest income:
  Loans                                      $12,403         $12,164            $24,545           $23,790
  Mortgage-backed securities                   4,978           3,462              9,551             6,780
  Investment securities                        2,389           1,904              4,662             3,798
                                            --------         -------            -------           -------
      Total interest income                   19,770          17,530             38,758            34,368
                                            --------         -------            -------           -------

Interest expense:
  Deposits                                    10,120           9,912             20,532            18,893
  Federal Home Loan Bank borrowings            1,309              20              2,105               156
  Other                                          144               -                144                 -
                                            --------         -------            -------           -------
      Total interest expense                  11,573           9,932             22,781            19,049
                                            --------         -------            -------           -------

      Net interest income                      8,197           7,598             15,977            15,319

Provision for loan losses                        125             237                250               474
                                            --------         -------            -------           -------

      Net interest income after
         provision for loan losses             8,072           7,361             15,727            14,845
                                            --------         -------            -------           -------

Other income:
  Fees and service charges                       457             391                940               811
  Net gain on sales of loans
     available for sale                           48              35                223                36
  Net gain (loss) from real estate
     owned operations                             47             (50)                11               (16)
  Other                                          194              16                268                42
                                            --------         -------            -------           -------
      Total other income                         746             392              1,442               873
                                            --------         -------            -------           -------

Operating expenses:
  Compensation and employee benefits           2,801           2,093              4,984             4,211
  Occupancy                                      439             444                900               878
  Equipment                                      188             242                332               431
  Marketing                                      205             262                327               437
  Federal deposit insurance                      581             544              1,150             1,088
  Data processing                                209             187                430               369
  General and administrative                     609             559              1,369             1,155
                                            --------         -------            -------           -------
      Total operating expenses                 5,032           4,331              9,492             8,569
                                            --------         -------            -------           -------

      Income before provision for
        income taxes                           3,786           3,422              7,677             7,149

Provision for income taxes                     1,313           1,286              2,793             2,692
                                            --------         -------            -------           -------

      Net income                             $ 2,473         $ 2,136            $ 4,884           $ 4,457
                                            ========         =======            =======           =======

See accompanying notes to unaudited consolidated financial statements.

                   OCEAN FEDERAL SAVINGS BANK AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               For the six months
                                                                 ended June 30,
                                                           -------------------------
                                                              1996            1995
                                                           -----------     ---------
                                                                  (Unaudited)
Cash flows from operating activities:
  Net income                                                 $   4,884       $ 4,457
                                                             ---------       -------
Adjustments to reconcile net
  income to net cash provided by operating
      activities:
    Depreciation and amortization of premises
      and equipment                                                354           435
    Amortization of excess servicing asset                         102            48
    Net premium amortization in excess of discount
      accretion on mortgage-backed and investment
      securities                                                   651           265
    Net accretion of deferred fees and discounts
      in excess of premium on loans                               (266)         (241)
    Provision for loan losses                                      250           474
    Net gain on sales of real estate owned                         (99)         (131)
    Proceeds from sales of real estate owned                       814         1,819
    Net gain on sales of loans available for sale                 (223)          (36)
    Increase in interest and dividends receivable               (1,762)         (316)
    Increase in other assets                                      (571)       (2,826)
    Decrease in other liabilities                                 (328)         (380)
                                                             ---------       -------
      Total adjustments                                         (1,078)         (889)
                                                             ---------       -------

      Net cash provided by operating activities                  3,806         3,568
                                                             ---------       -------

Cash flows from investing activities:
  Net increase in loans receivable                             (19,427)      (26,669)
  Proceeds from sales of mortgage loans held for sale           19,898         1,818
  Mortgage loans originated for sale                           (21,198)       (3,546)
  Purchase of investment securities available for sale         (55,000)            -
  Purchase of mortgage-backed securities available for
      sale                                                    (136,456)            -
  Proceeds from maturities of investments available for
      sale                                                      34,125             -
  Principal payments on mortgage-backed securities
      available for sale                                        56,633             -
  Proceeds from maturities of investments held to
      maturity                                                       -         9,186
  Principal payments on mortgage-backed securities
      held to maturity                                               -        17,378
  Purchases of Federal Home Loan Bank of New York stock           (734)         (400)

  Purchases of premises and equipment                           (2,210)         (588)
                                                             ---------       -------
          Net cash used in investing activities               (124,369)       (2,821)
                                                             ---------       -------

                                                                       Continued

                   OCEAN FEDERAL SAVINGS BANK AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (in thousands)

                                                            For the six  months
                                                               ended June 30,
                                                           ----------------------
                                                               1996        1995
                                                           ------------  --------
                                                                 (Unaudited)
Cash flows from financing activities:
  Increase in deposits                                        $ 12,589    $24,940
  Decrease in Federal Home Loan Bank borrowings                (10,400)   (16,300)
  Proceeds from common stock subscriptions                     153,509          -
  Increase in advances by borrowers for taxes and
      insurance                                                    260        579
                                                              --------    -------

      Net cash provided by financing activities                155,958      9,219
                                                              --------    -------
      Net increase in cash and cash equivalents                 35,395      9,966

Cash and cash equivalents at beginning of period                 8,022        239
                                                              --------    -------

Cash and cash equivalents at end of period                    $ 43,417    $10,205
                                                              ========    =======

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                $ 20,448    $18,909
      Income taxes                                               2,906      2,865
  Noncash investing activities:
      Transfer of loans receivable to real estate owned            629      2,040
      Mortgage loans securitized into mortgage-backed
          securities                                            20,213          -
                                                              ========    =======

See accompanying notes to unaudited consolidated financial statements.

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



NOTE 1. BASIS OF PRESENTATION
- -----------------------------

The accompanying unaudited consolidated financial statements include the accounts of Ocean Federal Savings Bank (the "Bank") and its inactive wholly-owned subsidiary, Dome Financial Services, Inc.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for all of 1996.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Ocean Financial Corp.'s (the "Company") prospectus, which is a part of the Company's Registration Statement on Form S-1 (No. 33-80123) as approved by the Securities and Exchange Commission on May 13, 1996.

NOTE 2. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
- --------------------------------------------------

In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," which requires that a mortgage banking enterprise record as a separate asset, rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are recorded when the enterprise intends to sell or securitize such loans and retain servicing. SFAS No. 122 was adopted by the Bank prospectively beginning January 1, 1996. Adoption of this new statement did not have a material impact on the Bank's financial position or results of operations.

NOTE 3. CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP
- -----------------------------------------------------

On August 17, 1995, the Board of Directors of the Bank adopted a Plan of Conversion, as amended, to convert from a federally chartered mutual savings bank to a federally chartered capital stock savings bank with the concurrent formation of a holding company ("the Conversion").

The Conversion was completed on July 2, 1996 with the issuance by the Company of 8,388,078 shares of its common stock in a public offering to the Bank's eligible depositors and the Bank's employee stock ownership plan (the "ESOP"). The purchase of 671,046 shares of common stock (8% of the total shares offered) by the ESOP was funded by a loan of $13.4 million from the Company.

In exchange for 50% of the net conversion proceeds ($81.6 million), the Company acquired 100% of the stock of the Bank and retained the remaining net conversion proceeds at the holding company level.

Concurrent with the close of the Conversion, an additional 671,046 shares of common stock (8% of the offering) were issued and donated by the Company to the Ocean Federal Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within Ocean County, New Jersey and its neighboring communities. The fair market value of the contribution of $13.4 million, will be reflected as an expense in the Company's third quarter operating results and as an increase to capital stock and paid in capital for the same amount. The Company also recorded a related tax benefit of $3.7 million with a corresponding increase to the Company's deferred tax assets. The net effect of the charitable donation on the Company's financial condition and results of operations for the third quarter will be a decrease in net income of $9.7 million, an increase in capital stock and paid in capital of $13.4 million and an increase in deferred tax assets of $3.7 million. Although the Company and the Bank have received an opinion of their independent accountants that the Company will be entitled to the deduction for the charitable contribution, there can be no assurances that the IRS will recognize the Foundation as a Section 501(c)(3) exempt organization or that the deduction will be permitted. In such event, the Company's contribution to the Foundation would be fully expensed, resulting in a further reduction in earnings in the year in which the IRS makes such a determination.

NOTE 4. LOANS RECEIVABLE, NET
- -----------------------------

Loans receivable at June 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                          June 30, 1996    December 31, 1995
                                                       -----------------  ------------------
                                                           (Unaudited)
Real estate:
  One- to four-family                                        $591,527           $575,010
  Commercial real estate, multi-
   family and land                                             15,796             14,939
  Construction                                                  9,448              8,153
Consumer                                                       29,558             26,867
                                                             --------           --------
  Total loans                                                 646,329            624,969

Less:
  Undisbursed loan funds                                        4,308              2,687
  Unamortized discounts, net                                       11                 12
  Deferred loan fees                                            1,632              1,679
  Allowance for loan losses                                     6,092              6,001
                                                             --------           --------
    Total loans, net                                          634,286            614,590

Less: mortgage loans held for sale                              2,776              1,894
                                                             --------           --------
    Loans receivable, net                                    $631,510           $612,696
                                                             ========           ========



NOTE 5. DEPOSITS
- ----------------

The major types of deposits at June 30, 1996 and December 31, 1995 were as follows (in thousands):


Type of Account                                          June 30, 1996    December 31, 1995
- ---------------                                          -------------    -----------------
                                                          (Unaudited)
NOW                                                          $ 76,709           $ 75,010
Money Market deposit                                           71,015             70,556
Savings                                                       181,041            175,777
Time deposits                                                 610,382            605,215
                                                             --------           --------
                                                             $939,147           $926,558
                                                             ========           ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 1996, were $1.19 billion, an increase of $155.4 million, or 15.0%, compared to $1.04 billion at December 31, 1995. This growth was funded by the receipt of $153.5 million in common stock subscriptions during the Bank's Conversion, which was completed on July 2, 1996. The proceeds from common stock subscription orders were primarily used to repay Federal Home Loan Bank of New York ("FHLB") borrowings, purchase investment and mortgage-backed securities and invest in Federal funds sold.

Total cash and cash equivalents were $43.4 million at June 30, 1996, an increase of $35.4 million from $8.0 million at December 31, 1995. The increase in total cash and cash equivalents was the result of inflows from common stock subscriptions and the timing of operating and investing cash flows. Investment securities available-for-sale increased by $17.1 million, to a balance of $132.0 million at June 30, 1996, compared to a balance of $114.9 million at December 31, 1995, and mortgage-backed securities increased by $74.8 million to $339.9 million at June 30, 1996 from $265.1 million at December 31, 1995. The increase in investment and mortgage-backed securities is due to the Bank's strategy to prefund expected Conversion proceeds by increasing FHLB borrowings, and investing the borrowed funds in investment and mortgage-backed securities, with the intention of repaying such borrowings upon consummation of the Conversion. Loans receivable, net, increased by $18.8 million, or 3.1%, to a balance of $631.5 million at June 30, 1996, compared to a balance of $612.7 million at December 31, 1995. Premises and equipment increased by $1.9 million or 24.3%, to $9.5 million at June 30, 1996, from $7.6 million at December 31, 1995, as a result of renovations in progress to a building purchased by the Bank in July 1995, which will be the site of both a new branch office and the Bank's new administrative facility. The renovation is due to be completed in early 1997.

Total deposits at June 30, 1996 were $939.1 million, an increase of $12.6 million, or 1.4% compared to $926.6 million at December 31, 1995. Retained earnings at June 30, 1996, were $92.1 million, compared to $92.4 million at December 31, 1995, as net income of $4.9 million for the six months ended June 30, 1996 was more than offset by a decrease in the net unrealized (loss) gain on securities available-for-sale, net of tax, of $5.2 million to a $3.1 million loss at June 30, 1996, from a $2.1 million gain at December 31, 1995. The increase in market interest rates during 1996, negatively impacted the fair market value of these securities.

RESULTS OF OPERATIONS

GENERAL

Net income increased $337,000, or 15.8%, to $2.5 million for the three months ended June 30, 1996, from $2.1 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, net income increased $427,000 or 9.6%, to $4.9 million, from $4.5 million for the six months ended June 30, 1995. The increases were due to increases in net interest income and other income, combined with a reduction in the provision for loan losses, partly offset by increases in operating expenses and the provision for income taxes. The Bank's average interest-earning assets and interest-bearing liabilities increased significantly during the first half of 1996 as compared to 1995 due to a strategy employed by the Bank to prefund anticipated Conversion proceeds, through the purchase during 1996 of investment and mortgage-backed securities funded by short-term FHLB borrowings. These borrowings were fully repaid at June 30, 1996 through the receipt of common stock subscriptions.

INTEREST INCOME

Interest income for the three months ended June 30, 1996 was $19.8 million, compared to $17.5 million for the three months ended June 30, 1995, an increase of $2.2 million, or 12.8%. For the six months ended June 30, 1996 interest income was $38.8 million compared to $34.4 million for the same period in 1995,
an increase of $4.4 million or 12.8%.   The increases in interest income were
the result of a significant increase in the average size of the mortgage-backed securities available-for-sale portfolio due to the 1996 purchases relating to the prefunding of Conversion proceeds strategy discussed above. Additionally, the average balance of loans receivable and investment securities available-for-sale also increased during the second quarter and first half of 1996 as compared to the second quarter and first half of 1995. The increase in interest-earning assets was more than enough to offset the effects of a lower average interest-earning asset yield which decreased to 7.06% and 7.10% for the three and six months ended June 30, 1996, respectively, as compared to 7.32% and 7.21% for the three and six months ended June 30, 1995, respectively.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 1996, was $11.6 million, compared to $9.9 million for the three months ended June 30, 1995, an increase of $1.6 million, or 16.5%. For the six months ended June 30, 1996 interest expense was $22.8 million, compared to $19.0 million for the same period in 1995, an increase of $3.7 million, or 19.6%. The increases in interest expense were the result of an increase in the average outstanding balance of both deposits and Federal Home Loan Bank borrowings. Additionally, the Bank incurred other interest expense in the second quarter and first six months of 1996 of $144,000, representing interest due on common stock subscriptions.

PROVISION FOR LOAN LOSSES

For the three months and six months ended June 30, 1996, the Bank's provision for loan losses was $125,000 and $250,000, respectively, compared to $237,000 and $474,000 for same prior year periods. The decreased provisions were based on management's assessment of the risks inherent in the Bank's loan portfolio.

OTHER INCOME

Other income increased to $746,000 and $1.4 million for the three months and six months ended June 30, 1996, respectively, representing increases of $354,000 and $569,000, or 90.3% and 65.2%, compared to the same prior year periods. Income from fees and service charges increased $66,000 and $129,000, for the three and six months ended June 30, 1996, respectively, compared to the same prior year periods due to revisions in the Bank's fee structure. Income from the net gain on sales of loans held for sale increased $13,000 and $187,000 for the three and six months ended June 30, 1996, respectively, compared to the same prior year periods. The increase was due to a higher volume of loan sales and the adoption, effective January 1, 1996, of Statement for Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," which allowed the Bank to record, as a separate asset, rights to service mortgage loans for others. The volume of loan sales decreased significantly in the second quarter of 1996 as higher market interest rates slowed refinancing activity. Other income increased $178,000 and $226,000 for the three and six months ended June 30, 1996, respectively, compared to the same prior year periods due to the recovery through June 30, 1996, of $101,000, from the previous charge-off of a financial asset and due to the recognition of $132,000 of income in 1996 relating to increases in the cash surrender value of life insurance policies on Bank officers.

OPERATING EXPENSES

Operating expenses were $5.0 million and $9.5 million for the three and six months ended June 30, 1996, respectively, representing increases of $701,000 and

$923,000, or 16.2% and 10.8%, compared to the same prior year periods. The increase in compensation and employee benefits expense of $708,000 and $773,000 for the three and six months ended June 30, 1996, respectively, as compared to the same prior year periods was due to a $550,000 accrual in the second quarter of 1996 for one-half the estimated ESOP expense for 1996. This expense was partly offset by freezing the future accrual of benefits under the Bank's defined benefit pension plan. Marketing expense for the three and six months ended June 30, 1996 decreased by $57,000 and $110,000, respectively, over the comparable prior year periods due to a decrease in donations as a result of the formation of the Ocean Federal Foundation and a decrease in advertising.
General and administrative expense amounted to $609,000 and $1.4 million for the three and six months ended June 30, 1996, respectively, representing increases of $50,000 and $214,000, as compared to the same prior year periods. The increases were due to higher loan related expenses in conjunction with higher loan volume, especially in the first quarter of 1996.

PROVISION FOR INCOME TAXES

Income tax expense was $1.3 million and $2.8 million for the three and six months ended June 30, 1996, respectively, compared to $1.3 million and $2.7 million for the three and six months ended June 30, 1995, respectively. The effective tax rates for the six months ended June 30, 1996 and 1995 were 36.4% and 37.7%, respectively.

RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF PREMIUMS

Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Bank or the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Bank, like other thrifts in the SAIF, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Bank's and the Company's earnings and the Bank and the Company may be placed at a substantial competitive disadvantage to banking organizations insured by the BIF.

Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture of post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management does not believe that this legislation will have a material impact on the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans, FHLB borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB. At June 30, 1996, the Bank had no outstanding overnight borrowings from the FHLB, representing a decrease from $10.4 million at December 31, 1995. The Bank utilizes the overnight line from time to time to fund short-term liquidity needs.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of June 30, 1996 and December 31, 1995, the Bank's liquidity ratios were 18.9% and 17.2%, respectively, both in excess of the 5% minimum regulatory requirement.

The Bank's cash needs for the six months ended June 30, 1996, were principally provided by FHLB borrowings, increased deposits, maturities of investment securities and principal payments on loan and mortgage-backed securities. The cash provided was principally used for investing and financing activities, which included the purchase of investment and mortgage-backed securities, the origination of loans and the repayment of FHLB borrowings late in the period. For the six months ended June 30, 1995, the cash needs of the Bank were primarily satisfied by growth in the deposit base, investment maturities and principal payments on loans and mortgage-backed securities. The cash was principally utilized for loan origination and repayment of FHLB borrowings.

At June 30, 1996, the Bank exceeded all of its regulatory capital requirements with tangible capital of $95.2 million, or 7.9%, of total adjusted assets, which is above the required level of $18.0 million or 1.5%; core capital of $95.2 million, or 7.9% of total adjusted assets, which is above the required level of $36.0 million, or 3.0%; and risk-based capital of $100.6 million, or 20.4% of risk-weighted assets, which is above the required level of $39.5 million or 8.0%.

NON-PERFORMING ASSETS

The following table sets forth information regarding the Bank's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Bank had no troubled-debt restructured loans within the meaning of SFAS 15 at June 30, 1996 or December 31, 1995. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                                June 30,   December 31,
                                                  1996         1995
                                               ---------  -------------
                                                (Dollars in thousands)

Non-accrual loans:
  Real estate:
     One-to four-family                         $ 9,373        8,296
     Commercial real estate, multi-
       family and land                              385          154
     Construction                                     -            -
  Consumer                                          132          221
                                                -------       ------
     Total                                        9,890        8,671
REO, net                                          1,281        1,367
                                                -------       ------
     Total non-performing assets                $11,171       10,038
                                                =======       ======

Allowance for loan losses as a percent of
  total loans receivable                            .95%         .97%
Allowance for loan losses as percent of
  total non-performing loans                      61.60%       69.21%
Non-performing loans as a percent of total
  loans receivable                                 1.54%        1.40%
Non-performing assets as a percent of total
  assets                                            .94%         .97%

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Bank's financial condition or results of operations.

Item 2.  Changes in Securities
         ---------------------

         Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         Not Applicable

Item 5.  Other Information
         -----------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits

              3.1  Certificate of Incorporation of Ocean Financial Corp.*

              3.2  Bylaws of Ocean Financial Corp.*

             27    Financial Data Schedule (filed herewith)


         b) There were no reports on Form 8-K filed during the three months ended June 30, 1996.


- -----------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 7, 1995, as amended, Registration No. 33-80123.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Ocean Financial Corp.
                                    -------------------------------
                                    Registrant


DATE:  August 13, 1996              /s/ John R. Garbarino
                                    -----------------------------------
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  August 13, 1996              /s/ Michael Fitzpatrick
                                    ----------------------------------
                                    Executive Vice President and
                                    Chief Financial Officer