Form 10-Q
period 1996-09-30
OCEAN FINANCIAL CORP
filed 1996-11-13
CIK 1004702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to
                                    ------------------  -----------------
                        Commission file number 0-27428


                             OCEAN FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                22-3412577
---------------------------------       ------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


  74 Brick Boulevard, Brick, NJ                         08723
---------------------------------       ------------------------------------
 (Address of principal executive                     (Zip Code)
            offices)


     Registrant's telephone number, including area code:  (908)477-5200
                                                         -------------------


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

As of November 13, 1996, there were 9,059,124 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             OCEAN FINANCIAL CORP.

                              INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION                                              PAGE
---------   ---------------------                                              ----
Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition
            as of September 30, 1996 (unaudited) and December 31, 1995........  1

            Consolidated Statements of Operations for the three and
            nine months ended September 30, 1996 and 1995 (unaudited).........  2

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1996 and 1995 (unaudited)..............  3

            Notes to Unaudited Consolidated Financial Statements..............  5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation................................  7

Part II.    OTHER INFORMATION
----------  -----------------

Item 1.     Legal Proceedings................................................. 12

Item 2.     Changes in Securities............................................. 12

Item 3.     Default Upon Senior Securities.................................... 12

Item 4.     Submission of Matters to a Vote of Security Holders............... 12

Item 5.     Other Information................................................. 12

Item 6.     Exhibits and Reports on Form 8-K.................................. 12


Signatures.................................................................... 13


                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                 September 30,   December 31,
                                                      1996           1995
                                                 --------------  ------------
                                                  (Unaudited)
ASSETS
------

Cash and due from banks                             $    3,039     $    8,022
Investment securities available for sale               152,281        114,881
Federal Home Loan Bank of New York
  stock, at cost                                         8,457          7,723
Mortgage-backed securities available for
  sale                                                 337,087        265,113
Loans receivable, net                                  650,350        612,696
Mortgage loans held for sale                                 -          1,894
Interest and dividends receivable                        8,968          7,480
Real estate owned, net                                   1,541          1,367
Premises and equipment, net                             12,304          7,641
Excess servicing asset                                   1,799          1,222
Other assets                                            14,237          8,406
                                                    ----------     ----------
      Total assets                                  $1,190,063     $1,036,445
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                            $  926,271     $  926,558
Federal Home Loan Bank borrowings                        5,400         10,400
Advances by borrowers for taxes
   and insurance                                         3,717          3,321
Other liabilities                                        7,973          3,815
                                                    ----------     ----------
      Total liabilities                                943,361        944,094
                                                    ----------     ----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares
      issued                                                 -              -
   Common stock, $.01 par value, 55,000,000
      shares authorized, 9,059,124 shares
      issued and outstanding at September
      30, 1996                                              91              -
   Additional paid-in capital                          176,694              -
   Employee Stock Ownership Plan                       (12,601)             -
   Retained earnings-substantially restricted           85,347         90,281
   Net unrealized (loss) gain on securities
      available for sale, net of tax                    (2,829)         2,070
                                                    ----------     ----------
          Total stockholders' equity                   246,702         92,351
                                                    ----------     ----------
          Total liabilities and stockholders'
            equity                                  $1,190,063     $1,036,445
                                                    ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                         For the three months             For the nine months
                                         ended September 30,              ended September 30,
                                      -----------------------         ---------------------------
                                          1996        1995               1996            1995
                                      ----------   ----------         -----------     -----------
                                             (Unaudited)                       (Unaudited)
Interest income:
  Loans                                 $ 12,667      $12,296           $  37,211         $36,086
  Mortgage-backed securities               4,896        3,379              14,448          10,159
  Investment securities                    2,779        2,090               7,441           5,888
                                        --------      -------           ---------         -------
      Total interest income               20,342       17,765              59,100          52,133
                                        --------      -------           ---------         -------

Interest expense:
  Deposits                                10,148       10,360              30,680          29,253
  Federal Home Loan Bank borrowings           26            8               2,124             164
  Other                                        4            -                 155               -
                                        --------      -------           ---------         -------
      Total interest expense              10,178       10,368              32,959          29,417
                                        --------      -------           ---------         -------

      Net interest income                 10,164        7,397              26,141          22,716

Provision for loan losses                    225          238                 475             712
                                        --------      -------           ---------         -------

      Net interest income after
         provision for loan losses         9,939        7,159              25,666          22,004
                                        --------      -------           ---------         -------


Other income:
  Fees and service charges                   444          390               1,384           1,201
  Net gain on sales of loans
     available for sale                       44           44                 267              80
  Net loss from real estate
     owned operations                        (23)          (8)                (12)            (24)
  Other                                       87           73                 355             115
                                        --------      -------           ---------         -------
      Total other income                     552          499               1,994           1,372
                                        --------      -------           ---------         -------

Operating expenses:
  Compensation and employee benefits       2,537        2,252               7,521           6,463
  Occupancy                                  424          418               1,325           1,296
  Equipment                                  201          235                 533             666
  Marketing                                  187          215                 514             652
  Federal deposit insurance                6,310          551               7,459           1,639
  Data processing                            209          181                 672             550
  General and administrative                 712          965               2,048           2,120
  Charitable donation                     13,419            -              13,419               -
                                        --------      -------           ---------         -------
      Total operating expenses            23,999        4,817              33,491          13,386
                                        --------      -------           ---------         -------

      Income (loss) before income
        taxes                            (13,508)       2,841              (5,831)          9,990

Provision (benefit) for income taxes      (3,690)       1,061                (897)          3,753
                                        --------      -------           ---------         -------

      Net income (loss)                 $ (9,818)     $ 1,780           $  (4,934)        $ 6,237
                                        ========      =======           =========         =======

Earnings (loss) per share                 $(1.17)     $     -           $       -         $     -
                                        ========      =======           =========         =======

Weighted average shares outstanding        8,423            -                  -                -
                                        ========      =======           =========         =======

See accompanying notes to unaudited consolidated financial statements.

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  For the nine months
                                                                   ended September 30,
                                                               --------------------------
                                                                   1996           1995
                                                               ------------    ----------
                                                                      (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                              $   (4,934)     $  6,237
                                                                ------------     --------

Adjustments to reconcile net
  income (loss) to net cash provided by operating
  activities:
    Donation of 671,046 shares of common stock
      to the Ocean Federal Foundation                                13,419             -
    Depreciation and amortization of premises
      and equipment                                                     541           624
    Amortization of ESOP                                                885             -
    Amortization of excess servicing asset                              148            76
    Net premium amortization in excess of discount
      accretion on mortgage-backed and investment
      securities                                                      1,125           403
    Net accretion of deferred fees and discounts
      in excess of premium amortization on loans                       (381)         (416)
    Provision for loan losses                                           475           712
    Provision for deferred taxes                                     (3,700)            -
    Net gain on sales of real estate owned                             (136)         (207)
    Proceeds from sales of real estate owned                          1,479         2,296
    Net gain on sales of loans available for sale                      (267)          (80)
    (Increase) decrease in interest and dividends
      receivable                                                     (1,488)          195
    Decrease (increase) in other assets                                 695        (3,857)
    Increase in other liabilities                                     4,158         1,288
                                                              -------------      --------
      Total adjustments                                              16,953         1,034
                                                              -------------      --------

      Net cash provided by operating activities                      12,019         7,271
                                                              -------------      --------

Cash flows from investing activities:
  Net increase in loans receivable                                  (39,265)      (29,196)
  Proceeds from sales of mortgage loans held for sale                24,015         8,234
  Mortgage loans originated for sale                                (22,579)       (9,902)
  Purchase of investment securities available for sale              (75,006)            -
  Purchase of mortgage-backed securities available for
      sale                                                         (163,128)            -
  Proceeds from maturities of investments available for
      sale                                                           34,125             -
  Principal payments on mortgage-backed securities
      available for sale                                             85,784             -
  Purchase of investment securities held to
      maturity                                                            -       (25,000)
  Purchase of mortgage-backed securities held to
      maturity                                                            -       (20,435)
  Proceeds from maturities of investments held to
      maturity                                                            -        20,362
  Principal payments on mortgage-backed securities
      held to maturity                                                    -        30,243
  Purchases of Federal Home Loan Bank of New York stock                (734)         (400)

  Purchases of premises and equipment                                (5,204)      ( 3,518)
                                                              -------------      --------
      Net cash used in investing activities                        (161,992)      (29,612)
                                                              -------------      --------

                                                                    Continued

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (in thousands)

                                                                        For the nine months
                                                                        ended September 30,
                                                                   ----------------------------
                                                                       1996             1995
                                                                   ------------     -----------
                                                                           (Unaudited)
Cash flows from financing activities:
  (Decrease) increase in deposits                                      $   (287)    $ 37,764
  Decrease in Federal Home Loan Bank borrowings                         ( 5,000)     (10,800)
  Net proceeds of common stock issuance                                 149,881            -
  Increase in advances by borrowers for taxes and
    insurance                                                               396          708
                                                                       --------     --------
      Net cash provided by financing activities                         144,990       27,672
                                                                       --------     --------
      Net (decrease) increase in cash and due from banks                 (4,983)       5,331
Cash and due from banks at beginning of period                            8,022          239
                                                                       --------     --------

Cash and due from banks at end of period                               $  3,039     $  5,570
                                                                       ========     ========
Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                         $ 33,090     $ 29,433
      Income taxes                                                        4,206        3,915
  Noncash investing activities:
      Transfer of loans receivable to real estate owned                   1,517        2,414
      Mortgage loans securitized into mortgage-backed
            securities                                                   23,392        6,071
                                                                       ========     ========

See accompanying notes to unaudited consolidated financial statements.

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of Ocean Financial Corp. (the "Company") and its wholly owned subsidiary,Ocean Federal Savings Bank (the "Bank") and its inactive wholly-owned subsidiary, Dome Financial Services, Inc.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for all of 1996.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's prospectus, which is a part of the Company's Registration Statement on Form S-1 (No. 33-80123) as declared effective by the Securities and Exchange Commission on May 13, 1996.

NOTE 2. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------

In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," which requires that a mortgage banking enterprise record as a separate asset, rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are recorded when the enterprise intends to sell or securitize such loans and retain servicing. SFAS No. 122 was adopted by the Company prospectively beginning January 1, 1996. Adoption of this new statement did not have a material impact on the Company's financial position or results of operations.

NOTE 3. CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP
-----------------------------------------------------

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

Concurrent with the close of the Conversion, an additional 671,046 shares of common stock (8% of the offering) were issued and donated by the Company to the Ocean Federal Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within Ocean County, New Jersey and its neighboring communities. The fair market value of the contribution of $13.4 million was reflected as an expense in the Company's third quarter operating results and as an increase to capital stock and paid in capital for the same amount. The Company also recorded a related tax benefit of $3.7 million with a corresponding increase to the Company's deferred tax assets. The net effect of the charitable donation on the Company's financial condition and results of operations for the third quarter was a decrease in net income of $9.7 million, an increase in capital stock and paid in capital of $13.4 million and an increase in deferred tax assets of $3.7 million. Although the Company and the Bank have received an opinion of their independent accountants that the Company will be entitled to the deduction for the charitable contribution, there can be no assurances that the IRS will recognize the Foundation as a Section 501(c)(3) exempt organization or that the deduction will be permitted. In such event, the Company's contribution to the Foundation would be fully expensed, resulting in a further reduction in earnings of $3.7 million in the year in which the IRS makes such a determination.

NOTE 4. LOANS RECEIVABLE, NET
-----------------------------

Loans receivable at September 30, 1996 and December 31, 1995 consisted of the following (in thousands):

                                                                                   September 30, 1996   December 31, 1995
                                                                                   -------------------  -----------------
                                                                                       (Unaudited)
Real estate:
     One- to four-family                                                                     $605,333            $575,010
     Commercial real estate, multi-
      family and land                                                                          15,702              14,939
     Construction                                                                               9,790               8,153
Consumer                                                                                       30,842              26,867
                                                                                             --------            --------
     Total loans                                                                              661,667             624,969

Less:
     Undisbursed loan funds                                                                     3,843               2,687
     Unamortized discounts, net                                                                    11                  12
     Deferred loan fees                                                                         1,520               1,679
     Allowance for loan losses                                                                  5,943               6,001
                                                                                             --------            --------
          Total loans, net                                                                    650,350             614,590

Less: mortgage loans held for sale                                                                  -               1,894
                                                                                             --------            --------
          Loans receivable, net                                                              $650,350            $612,696
                                                                                             ========            ========

NOTE 5. DEPOSITS
----------------

The major types of deposits at September 30, 1996 and December 31, 1995 were as follows (in thousands):

                                                                                   September 30, 1996   December 31, 1995
                                                                                   ------------------   -----------------
Type of Account                                                                        (Unaudited)
---------------
NOW                                                                                          $ 75,210            $ 75,010
Money Market deposit                                                                           69,163              70,556
Savings                                                                                       172,280             175,777
Time deposits                                                                                 609,618             605,215
                                                                                             --------            --------
                                                                                             $926,271            $926,558
                                                                                             ========            ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at September 30, 1996, were $1.19 billion, an increase of $153.6 million, or 14.8%, compared to $1.04 billion at December 31, 1995. This growth was funded by $149.9 million in net proceeds from the issuance of common stock in connection with the Bank's Conversion, which was completed on July 2, 1996. The Conversion proceeds were primarily used to repay borrowings and purchase investment and mortgage-backed securities.

Investment securities available-for-sale increased by $37.4 million, to a balance of $152.3 million at September 30, 1996, compared to a balance of $114.9 million at December 31, 1995, and mortgage-backed securities increased by $72.0 million to $337.1 million at September 30, 1996 from $265.1 million at December 31, 1995. The increase in investment and mortgage-backed securities is due to the investment of Conversion proceeds. Loans receivable, net, increased by $37.7 million, or 6.1%, to a balance of $650.4 million at September 30, 1996, compared to a balance of $612.7 million at December 31, 1995. Premises and equipment increased by $4.7 million or 61.0%, to $12.3 million at September 30, 1996, from $7.6 million at December 31, 1995, as a result of renovations in progress to a building purchased by the Bank in July 1995, which is the site of a new branch office and will be the Bank's new administrative facility. The renovation is due to be completed and the building occupied in late 1996. Other assets increased $5.8 million from December 31, 1995 to September 30, 1996, primarily due to the recognition of deferred tax assets relating to the charitable donation and the net unrealized loss on securities available for sale.

Total deposits at September 30, 1996 were $926.3 million, a decrease of $287,000, compared to $926.6 million at December 31, 1995 primarily due to deposit withdrawals of $13.5 million to fund stock purchases in the Conversion. Stockholders' equity at September 30, 1996, was $246.7 million, compared to $92.4 million at December 31, 1995, an increase of $154.4 million, primarily due to net Conversion proceeds of $149.9 million.

RESULTS OF OPERATIONS

GENERAL

The Company incurred net losses of $9.8 million and $4.9 million for the three and nine months ended September 30, 1996, respectively, as compared to net income of $1.8 million and $6.2 million for the three and nine months ended September 30, 1995, respectively. The third quarter and year-to-date losses were effected by the charitable donation to the Ocean Federal Foundation of 671,046 shares of common stock which resulted in expense recognition of $13.4 million ($9.7 million net of tax), the fair market value of the stock at the time of the donation. (See note 3 to the unaudited consolidated financial statements.) Operating results for the three and nine months ended September 30,1996 were further reduced by a special one-time assessment imposed on institutions such as the Bank insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The special assessment was 65.7 basis points on SAIF assessable deposits as of March 31, 1995. The Bank's assessment of $5.7 million ($3.7 million net of taxes) was recognized in the third quarter. (See Recapitalization of SAIF and Its Impact on SAIF Premiums.)

INTEREST INCOME

Interest income for the three months ended September 30, 1996 was $20.3 million, compared to $17.8 million for the three months ended September 30, 1995, an increase of $2.6 million, or 14.5%. For the nine months ended September 30, 1996 interest income was $59.1 million compared to $52.1 million for the same
period in 1995, an increase of $7.0 million or 13.4%.   The increases in
interest income were the result of increases in the average size of the investment and mortgage-backed securities available-for-sale portfolios due to the 1996 purchases relating to the investment of net Conversion proceeds. Many of these purchases were made early in 1996 as the Bank prefunded expected Conversion proceeds by increasing FHLB borrowings and investing the borrowed funds in investment and mortgage-backed securities. The FHLB borrowings were then repaid upon consummation of the Conversion. Additionally, the average balance of loans receivable also increased during the third quarter and first nine months of 1996 as compared to the third quarter and first nine months of 1995. The overall increase in interest-earning assets was partially offset by the effects of a lower average interest- earning asset yield which decreased to 7.08% for both the three and nine months ended September 30, 1996, as compared to 7.29% and 7.21% for the three and nine months ended September 30, 1995, respectively.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1996, was $10.2 million, compared to $10.4 million for the three months ended September 30, 1995, a decrease of $190,000, or 1.8%. For the nine months ended September 30, 1996 interest expense was $33.0 million, compared to $29.4 million for the same period in 1995, an increase of $3.5 million, or 12.0%. The decrease in interest expense for the third quarter of 1996, as compared to the same period in 1995 was due to a reduction in the average cost of funds from 4.59% to 4.37%, which was substantially offset by an increase in average deposit balances of $25.5 million. The increase in interest expense for the first nine months of 1996, as compared to the same period in 1995 was the result of an increase in the average outstanding balance of both deposits (to $932.9 million for the nine months ended September 30, 1996, from $889.0 million for the same period in 1995) and Federal Home Loan Bank borrowings (to $48.3 million for the nine months ended September 30, 1996, from $3.6 million for the same period in 1995).

PROVISION FOR LOAN LOSSES

For the three months and nine months ended September 30, 1996, the Bank's provision for loan losses was $225,000 and $475,000, respectively, compared to $238,000 and $712,000 for same prior year periods. The decreased provisions were based on management's assessment of the risks inherent in the Bank's loan portfolio.

OTHER INCOME

Other income increased to $552,000 and $2.0 million for the three months and nine months ended September 30, 1996, respectively, representing increases of $53,000 and $622,000, or 10.6% and 45.3%, compared to the same prior year periods. Income from fees and service charges increased $54,000 and $183,000, for the three and nine months ended September 30, 1996, respectively, compared to the same prior year periods due to revisions in the Bank's fee structure. Income from the net gain on sales of loans available for sale increased $187,000 for the nine months ended September 30, 1996, compared to the same prior year period. The increase was due to a higher volume of loan sales and the adoption, effective January 1, 1996, of Statement for Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," which allowed the Bank to record, as a separate asset, rights to service mortgage loans for others. The volume of loan sales decreased significantly in the third quarter of 1996 as higher market interest rates slowed refinancing activity and the Bank determined to retain in its portfolio a limited amount of 30-year fixed rate loan production which would have previously been sold. Other income increased $240,000 for the nine months ended September 30, 1996, compared to the same prior year period due to the recovery of $101,000 from the previous charge-off of a financial asset and due to the recognition of $177,000 of income in 1996 relating to increases in the cash surrender value of life insurance policies on Bank officers used to fund benefit plans.

OPERATING EXPENSES

Operating expenses were $24.0 million and $33.5 million for the three and nine months ended September 30, 1996, respectively, representing increases of $19.2 million and $20.1 million compared to the same prior year periods. The charitable donation to the Ocean Federal Foundation accounted for $13.4 million of the increase in both periods in 1996. The Bank's share of the special assessment imposed by the FDIC on SAIF-insured institutions of $5.7 million accounted for the increase in federal deposit insurance for the three and nine months ended September 30, 1996, as compared to the same prior year periods.
The increase in compensation and employee benefits expense of $285,000 and $1.1 million for the three and nine months ended September 30, 1996, respectively, as compared to the same prior year periods was due to the expense associated with the adoption, effective January 1, 1996, of the Employee Stock Ownership Plan
(ESOP). This expense was partly offset by freezing the future accrual of benefits under the Bank's defined benefit pension plan. General and administrative expense amounted to $712,000 and $2.0 million for the three and nine months ended September 30, 1996, respectively, representing decreases of $253,000 and $72,000, as compared to the same prior year periods.

PROVISION (BENEFIT) FOR INCOME TAXES

Income tax benefit was $3.7 million and $900,000 for the three and nine months ended September 30, 1996, respectively, compared to income tax expense of $1.1 million and $3.8 million for the three and nine months ended September 30, 1995, respectively. The tax benefit in 1996 was due to the pretax losses created by the charitable donation and the SAIF special assessment.

The Company has been advised by its independent accountants that the Company's contribution of common stock to the Ocean Federal Foundation is tax deductible, subject to a limitation based on 10% of the Company's annual taxable income.
The Company, however, is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made. Based on the Company's estimate of annual taxable income for the current year and for the next successive five years (the carryforward period), the Company recognized a tax benefit of $3.7 million on the $13.4 million charitable donation. An additional $1.3 million of tax benefit was unrecognized due to the limitations imposed by the tax code. (See note 3 to the unaudited consolidated financial statements.)

RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF PREMIUMS

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Bank took a pretax charge of $5.7 million as a result of the FDIC special assessment.

The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings and loans remain as of that time.

As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the Bank charter will be eliminated or whether the BIF and SAIF will eventually be merged.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB. At September 30, 1996, the Company had $5.4 million of outstanding overnight borrowings from the FHLB, representing a decrease from $10.4 million at December 31, 1995. The Company utilizes the overnight line from time to time to fund short-term liquidity needs.

The Company's cash needs for the nine months ended September 30, 1996, were principally provided by net proceeds of common stock issuance, maturities of investment securities and principal payments on loans and mortgage-backed securities. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans. For the nine months ended September 30, 1995, the cash needs of the Company were primarily satisfied by growth in the deposit base, investment maturities and principal payments on loans and mortgage-backed securities. The cash was principally utilized for loan originations, purchases of investment and mortgage-backed securities and repayment of FHLB borrowings.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of September 30, 1996 and December 31, 1995, the Bank's liquidity ratios were 18.7% and 17.2%, respectively, both in excess of the 5% minimum regulatory requirement.

At September 30, 1996, the Bank exceeded all of its regulatory capital requirements with tangible capital of $163.0 million, or 13.7%, of total adjusted assets, which is above the required level of $17.9 million or 1.5%; core capital of $163.0 million or 13.7% of total adjusted assets, which is above the required level of $35.8 million, or 3.0%; and risk-based capital of $168.5 million, or 33.8% of risk-weighted assets, which is above the required level of $39.9 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

NON-PERFORMING ASSETS

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at September 30, 1996 or December 31, 1995. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.


                                               September 30   December 31,
                                                   1996           1995
                                               -------------  -------------
                                                  (Dollars in thousands)

Non-accrual loans:
     Real estate:
          One-to four-family                         $7,875        $ 8,296
          Commercial real estate,
           multi-family and land                          -            154
          Construction                                    -              -
     Consumer                                           159            221
                                                     ------        -------
          Total                                       8,034          8,671
REO, net                                              1,541          1,367
                                                     ------        -------
          Total non-performing assets                $9,575        $10,038
                                                     ======        =======

Allowance for loan losses as a percent of
     total loans receivable                             .91%           .97%
Allowance for loan losses as percent of
     total non-performing loans                       73.97%         69.21%
Non-performing loans as a percent of total
     loans receivable                                  1.22%          1.40%
Non-performing assets as a percent of total
     assets                                             .80%           .97%

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

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

       a)  Exhibits:

           3.1  Certificate of Incorporation of Ocean Financial Corp.*

           3.2  Bylaws of Ocean Financial Corp.*

           11   Computation of earnings per share

           27  Financial Data Schedule (filed herewith)

       b) There were no reports on Form 8-K filed during the three months ended September 30, 1996.

*Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 7, 1995, as amended, Registration No. 33-80123.

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

                                    Ocean Financial Corp.
                                    -------------------------------
                                    Registrant


DATE:  November 13, 1996            /s/ John R. Garbarino
                                    -----------------------------------
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  November 13, 1996            /s/ Michael Fitzpatrick
                                    ----------------------------------
                                    Executive Vice President and
                                    Chief Financial Officer