Form 10-K405
period 1996-12-31
OCEAN FINANCIAL CORP
filed 1997-03-25
CIK 1004702

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended DECEMBER 31, 1996
                         Commission File No.: 0-27428

                             OCEAN FINANCIAL CORP.
            (exact name of registrant as specified in its charter)

                 DELAWARE                          22-3412577
         (State or other jurisdiction of    (I.R.S. Employer I.D. No.)
         incorporation or organization)

                975 HOOPER AVENUE, TOMS RIVER, NEW JERSEY 08753
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (908) 240-4500
       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No ________.
                                               -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $276,894,000, based upon the last sales price as quoted on The Nasdaq Stock Market for March 14, 1997.

     The number of shares of Common Stock outstanding as of March 14, 1997 is 9,059,124.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996, IS INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

     THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

50269

                                     INDEX

                                                                PAGE
                                    PART I

Item 1.    Business...........................................   1

Item 2.    Properties.........................................  32

Item 3.    Legal Proceedings..................................  32

Item 4.    Submission of Matters to a Vote of Security
           Holders............................................  33

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................  33

Item 6.    Selected Financial Data............................  33

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  33

Item 8.    Financial Statements and Supplementary Data........  33

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............  33

                                   PART III

Item 10    Directors and Executive Officers of the Registrant.  34

Item 11    Executive Compensation.............................  34

Item 12    Security Ownership of Certain Beneficial Owners
           and Management.....................................  34

Item 13    Certain Relationships and Related Transactions.....  34

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K..........................................  34

SIGNATURES

                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

Ocean Financial Corp. (the "Company") was organized by the Board of Directors of Ocean Federal Savings Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form, which was completed on July 2, 1996. At December 31, 1996, the Company had consolidated total assets of $1,303.9 million and total equity of $252.8 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a federally chartered mutual savings bank in 1989. The Bank's principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans within its market area. To a significantly lesser extent, the Bank invests in commercial real estate, multi-family, construction and consumer loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, and other investments permitted by applicable law and regulations. The Bank may periodically sell newly originated 30-year, fixed-rate mortgage loans to the secondary market. Loan sales come from loans held in the Bank's portfolio designated as being held for sale or originated during the period and being so designated. The Bank retains all of the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest on its investment and mortgage-backed securities and income from loan servicing. The Bank's primary sources of funds are deposits, principal and interest payments on loans, Federal Home Loan Bank ("FHLB") and other borrowings and to a lesser extent, investment maturities and proceeds from the sale of loans.

MARKET AREA AND COMPETITION

The Bank has been, and intends to continue to be, a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and nine additional branch offices, eight of which are located in Ocean County and one of which is located in Middlesex County, New Jersey. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Ocean County and Southern Monmouth County.

The Bank is the only remaining community-based financial institution headquartered in Ocean County, New Jersey, which is located along the central New Jersey shore. Ocean County is among the fastest growing population areas in New Jersey and has a significant number of retired residents who have traditionally provided the Bank with a stable source of deposit funds. The economy in the Bank's primary market area is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities.
The area is also
home to commuters working in New Jersey suburban areas around New York and Philadelphia.

In the late 1980's and early 1990's, due in part to the effects of a prolonged decline in the national and regional economy, layoffs in the financial services industry and corporate relocations, New Jersey experienced reduced levels of employment. These events, in conjunction with a surplus of available commercial and residential properties, resulted in an overall decline during this period in the underlying values of properties located in New Jersey. However, New Jersey's real estate market has stabilized in recent years. Whether such stabilization will continue is dependent, in large part, upon the general economic health of the United States and New Jersey, and other factors beyond the Bank's control and, therefore, cannot be estimated.

The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and from other financial service institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

Loan Portfolio Composition.  The Bank's loan portfolio consists primarily of
--------------------------
conventional first mortgage loans secured by one- to four-family residences. At December 31, 1996, the Bank had total loans outstanding of $690.3 million, of which $628.5 million, or 91.05% of total loans, were one- to four-family, residential mortgage loans. The remainder of the portfolio consisted of $36.9 million of consumer loans, primarily home equity loans and lines of credit, equalling 5.34% of total loans; $15.6 million of commercial real estate, multi-family and land loans, or 2.26% of total loans; and $9.3 million of real estate construction loans, or 1.35% of total loans. The Bank had $727,000 in loans held for sale at December 31, 1996. At that same date, 63.41% of the Bank's total loans had adjustable interest rates.

The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                           At December 31,
                           ---------------------------------------------------------------------------------------------------------
                                    1996                  1995                  1994                1993                1992
                           ---------------------- ---------------------  ------------------- ------------------- -------------------
                                         PERCENT               PERCENT               PERCENT             PERCENT             PERCENT
                              AMOUNT    OF TOTAL   AMOUNT    OF TOTAL     AMOUNT    OF TOTAL   AMOUNT   OF TOTAL  AMOUNT   OF TOTAL
                           ----------  ---------- --------  -----------  --------  --------- --------- --------- -------- ----------
                                                                   (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family....... $628,525     91.05%  $575,010       92.01%  $552,401    91.63%  $505,984    91.66%  $477,753    90.75%
  Commercial real estate,
    multi-family and land...   15,634      2.26     14,939        2.39     13,885     2.30     11,472     2.08      8,235     1.56
  Construction..............    9,287      1.35      8,153        1.30     10,474     1.74      8,123     1.47     12,484     2.37
Consumer (1)................   36,860      5.34     26,867        4.30     26,100     4.33     26,427     4.79     28,003     5.32
                             --------    ------   --------      ------   --------   ------   --------   ------   --------   ------
    Total loans.............  690,306    100.00%   624,969      100.00%   602,860   100.00%   552,006   100.00%   526,475   100.00%
                                         ======                 ======              ======              ======              ======

Less:
 Undisbursed loan funds.....    3,517                2,687                  2,661               2,341               2,233
 Unamortized discounts, net.       11                   12                     13                  27                  36
 Deferred loan fees.........    1,302                1,679                  2,263               3,286               3,737
 Allowance for loan losses..    6,021                6,001                  5,608               5,504               5,737
                             --------             --------               --------            --------            --------
    Total loans, net........  679,455              614,590                592,315             540,848             514,732

Less:
 Mortgage loans held for
  sale.....................       727                1,894                     --                 963                 545
                             --------             --------               --------            --------            --------
 Loans receivable, net.....  $678,728             $612,696               $592,315            $539,885            $514,187
                             ========             ========               ========            ========            ========
Total loans:
  Adjustable rate.........   $437,706     63.41%  $405,485       64.88%  $386,424    64.10%  $332,487    60.23%  $311,898    59.24%
  Fixed rate..............    252,600     36.59    219,484       35.12    216,436    35.90    219,519    39.77    214,577    40.76
                             --------    ------   --------      ------   --------   ------   --------   ------   --------   ------
    Total loans...........   $690,306    100.00%  $624,969      100.00%  $602,860   100.00%  $552,006   100.00%  $526,475   100.00%
                             ========    ======   ========      ======   ========   ======   ========   ======   ========   ======

---------------------------
(1) Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity.  The following table shows the contractual maturity of the Bank's
-------------
total loans at December 31, 1996. There were $727,000 in loans held for sale at December 31, 1996. The table does not include principal repayments. Principal repayments, including prepayments, on total loans was $103.5 million, $89.6 million and $90.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                         AT DECEMBER 31, 1996
                                       ---------------------------------------------------------------
                                                    COMMERCIAL
                                                       REAL
                                                     ESTATE,
                                         ONE- TO      MULTI-                                  TOTAL
                                          FOUR-       FAMILY                                  LOANS
                                          FAMILY     AND LAND    CONSTRUCTION   CONSUMER    RECEIVABLE
                                       ----------   ----------   ------------   --------    ----------
                                                                 (IN THOUSANDS)
Amounts due:
 One year or less......................  $ 21,525      $   739       $9,287     $ 3,975      $ 35,526
                                          -------        -----        -----      ------        ------
 After one year:
  More than one year to three years....    50,656        1,160          -         6,337        58,153
  More than three years to five years..    54,127        1,194          -         6,355        61,676
  More than five years to 10 years.....   128,497        2,131          -        14,584       145,212
  More than 10 years to 20 years.......   204,427        7,534          -         5,607       217,568
  More than 20 years...................   169,293        2,876          -             2       172,171
                                          -------       ------        -----      ------       -------

  Total due after December 31, 1997....   607,000       14,895          -        32,885       654,780
                                          -------       ------        -----      ------       -------

  Total amount due.....................  $628,525      $15,634       $9,287     $36,860       690,306
                                          =======       ======        =====      ======
    Less:
     Undisbursed loan funds............                                                         3,517
     Unamortized discounts, net........                                                            11
     Deferred loan fees................                                                         1,302
     Allowance for loan losses.........                                                         6,021
                                                                                              -------
  Total loans, net.....................                                                       679,455

 Less:  Mortgage loans held for sale...                                                           727
                                                                                              -------

 Loans receivable, net.................                                                      $678,728
                                                                                              =======

The following table sets forth at December 31, 1996, the dollar amount of total loans receivable contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                DUE AFTER DECEMBER 31, 1997
                            ----------------------------------
                             FIXED      ADJUSTABLE     TOTAL
                            --------    ----------    --------
Real estate loans:                    (IN THOUSANDS)
 One- to four-family......  $224,216       $382,784   $607,000
 Commercial real estate,
  multi-family and land...     5,464          9,431     14,895
 Construction.............      -              -          -
Consumer..................    11,590         21,295     32,885
                             -------        -------    -------
  Total loans receivable..  $241,270       $413,510   $654,780
                             =======        =======    =======

Origination, Sale, Servicing and Purchase of Loans.  The Bank's mortgage lending
--------------------------------------------------
activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank's branch offices. The Bank originates both adjustable-rate and fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank may periodically sell part of the 30-year, fixed-rate mortgage loans that it originates and retain for portfolio ARM loans and shorter term fixed-rate loans with maturities of 15 years or less. The Bank retains all servicing of the loans sold. See "- Loan Servicing." At December 31, 1996 there were $727,000 in loans categorized as held for sale. In the past, the Bank has also originated loans through commitments negotiated with correspondent mortgage origination firms.

The following tables set forth the Bank's loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.

                                 FOR THE YEAR DECEMBER 31,
                              ------------------------------
                                1996        1995      1994
                              --------    --------  --------
                                       (IN THOUSANDS)
Total loans:
Beginning balance.............  $624,969  $602,860  $552,006
                                 -------   -------   -------
 Loans originated:
   One- to four-family........   170,381   112,283   139,106
   Commercial real estate,
       multi-family and land..     2,031     4,058     2,558
   Construction...............     1,537     6,010    11,647
   Consumer...................    21,829    11,007     7,714
                                 -------   -------   -------
    Total loans
      originated..............   195,778   133,358   161,025
                                 -------   -------   -------
    Total.....................   820,747   736,218   713,031
Less:
 Principal repayments.........   103,546    89,596    90,870
 Sales of loans...............    24,711    18,861    16,578
 Transfer to REO..............     2,184     2,792     2,723
                                 -------   -------   -------
Total loans...................  $690,306  $624,969  $602,860
                                ========  ========  ========

One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to 30 years. Substantially all of such loans are secured by property located in the Bank's primary market area. Loan originations are generally obtained from the Bank's existing or past customers, members of the local communities and commissioned loan representatives and their contacts with the local real estate industry. In the past, the Bank has also originated loans through commitments negotiated with correspondent mortgage origination firms.

At December 31, 1996, the Bank's total loans outstanding were $690.3 million, of which $628.5 million, or 91.05%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent, the Bank also makes mortgage loans secured by seasonal second homes. The average size of the Bank's one- to four-family mortgage loan was approximately $77,000 at December 31, 1996. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, or five-years. The Bank's ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, or five year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.25% above the index. The Bank also offers three-, five-, seven-and ten year ARM loans which operate as fixed-rate loans for three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.25% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully indexed rate or the initial rate plus the 2% annual interest rate cap.
The Bank does not originate ARM loans which provide for negative amortization.

The Bank's fixed-rate mortgage loans currently are made for terms from 10 to 30 years. At December 31, 1996, the Bank had commitments for the origination of fixed-rate mortgage loans totalling $12.0 million. The normal terms for such commitments provide for a maximum of 90 days rate lock upon receipt of a 1.0% fee charged on the mortgage amount. The Bank may periodically sell part of the 30-year, fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans with maturities of 15 years or less, and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of REO, loans to officers, directors or employees of the Bank and "jumbo", non-conforming loans as determined by applicable FNMA and FHLMC guidelines.

The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Commercial Real Estate, Multi-Family and Land Lending.  The Bank originates
-----------------------------------------------------
commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property to a maximum of generally $4 million. The Bank currently originates commercial real estate loans with terms of up to twenty five years with fixed or adjustable rates which are indexed to a margin above the one-, three-, or five-year U.S. Treasury constant maturity yield. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 120%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank's commercial real estate loan portfolio at December 31, 1996 was $10.7 million, or 1.55% of total loans. The largest commercial real estate loan in the Bank's portfolio at December 31, 1996 was a 10% participation in a performing loan for which the Bank had an outstanding carrying balance of $1.6 million, which was secured by a 200,000 square foot office building located in Fairfield, New Jersey.

The Bank originates multi-family mortgage loans generally secured by buildings
with five or more housing units located in the Bank's primary market area.    As
a result of market conditions in its primary market area, the Bank currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family adjustable-rate mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property to a maximum amount of generally $4 million. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Bank's multi-family loan portfolio at December 31, 1996, totalled $4.6 million. The Bank's largest multi-family loan at December 31, 1996, had an outstanding balance of $2.2 million and was secured by a 125-unit affordable-housing apartment complex located in Toms River, New Jersey. To a significantly lesser extent, the Bank also originates land loans. Such loans totalled $306,000 at December 31, 1996.

Loans secured by commercial real estate and multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

Construction Lending.  At December 31, 1996, construction loans totalled $9.3
--------------------
million, or 1.35%, of the Bank's total loans outstanding. The Bank originates single-family construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank's construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to developers known to the Bank in order to build single-family houses under contract for sale, which loans become due and payable over terms not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally 2.0% above the prime rate (as published in the Wall Street Journal). The Bank's construction loans improve the interest rate sensitivity of its earning assets. At December 31, 1996, the Bank had 49 construction loans, with the largest loan balance being approximately $825,000. At December 31, 1996, all of the Bank's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, for the purpose of constructing one- to four-family homes. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land. The terms to maturity of the Bank's construction/permanent loans are similar to the Bank's other one- to four-family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

Construction lending, by its nature, entails additional risks compared to one- to four-family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Bank has attempted to address these risks through its underwriting procedures. At December 31, 1996, the Bank held one construction loan for $314,000 which was classified as substandard.

Consumer Loans.  The Bank also offers consumer loans.  At December 31, 1996, the
--------------
Bank's consumer loans totalled $36.9 million, or 5.34% of the Bank's total loan portfolio. Of that amount, home equity loans comprised $19.2 million, or 52.0%; home equity lines of credit comprised $14.7 million, or 39.8%; loans on savings accounts totalled $1.2 million, or 3.3%; and automobile and student loans totalled $1.8 million, or 4.9%.

The Bank originates home equity loans secured by one- to four-family residences. These loans are originated as either adjustable-rate or fixed-rate loans with terms ranging from 10 to 20 years. Home equity loans are typically made on owner-occupied, one- to four-family residences and generally to the Bank's first mortgage customers. These loans are subject to a 75% loan-to-value limitation, including any other outstanding mortgages or liens.

The Bank also offers a variable rate home equity line of credit which extends a credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 75% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for its home equity lines of credit. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10 or 15 year amortization period. Generally, the adjustable rate of interest charged is the prime rate of interest (as published in the Wall Street Journal) plus up to 1.75%. The loans have an 18% lifetime cap on interest rate adjustments. The Bank's home equity lines of credit outstanding at December 31, 1996 totalled $14.7 million.

Commercial Lending.  During 1996, a Commercial Lending group was established
------------------
within the Bank. The group's primary function is to service the business communities' banking and financing needs in the Bank's primary market area. The Commercial Lending group will handle both commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) and commercial mortgage loans (including acquisition, construction, expansion and refinancing of owner occupied and investment properties). Credit facilities such as lines of credit and term loans will be
used to facilitate these requests.   In all cases, the Bank will review and
analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

A well-defined credit policy has been approved by the Bank's Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength, and close management and Board monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower's ability to remain financially able to repay the loan out of ongoing operations. If the Bank's estimate of the borrower's financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan.

Loan Approval Procedures and Authority.  The Board of Directors establishes the
--------------------------------------
loan approval policies of the Bank. The Board of Directors has authorized the approval of loans secured by real estate up to $750,000 by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees' signatures are required to approve loans over $150,000. Loans in amounts over $750,000 require approval by the Loan Committee of the Board of Directors. The Bank's policy is to refrain from making loans to a single borrower that in the aggregate exceed $4.0 million. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank's core capital, which at December 31, 1996 amounted to $24.8 million.

Loan Servicing.  Loan servicing includes collecting and remitting loan payments,
--------------
accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 1996, the Bank was servicing $152.7 million of loans for others. For the years ended December 31, 1996, 1995 and 1994, loan servicing fees totalled $543,000, $522,000 and $633,000, respectively.

Delinquencies and Classified Assets.  The Board of Directors performs a monthly
-----------------------------------
review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that were originated within the past year. In addition, management prepares a quarterly list of all classified loans and a narrative report of classified major loans (i.e., any mortgage or construction loan secured by other than a one- to four-family residence.) The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

The Bank's Internal Asset Classification Committee, which is chaired by an officer who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations. At December 31, 1996, the Bank had $9.4 million of assets, including all REO, classified as Substandard, $4,000 of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as "Special Mention" assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention." Special Mention assets totalled $3.8 million at December 31, 1996, and consisted primarily of loans secured by single-family, owner-occupied residences. These loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. At December 31, 1996, the largest loan classified as Special Mention had a balance of $230,000 and the largest loan classified as Substandard had a balance of $429,000.

Non-Accrual Loans and REO
-------------------------

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans within the meaning of SFAS 15, and 18 REO properties at December 31, 1996. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $345,000, $428,000, $607,000, $642,000 and $1,479,000 none of which was recognized.

                                                              December 31,
                                              ---------------------------------------------

                                              1996      1995      1994      1993      1992
                                              ----      ----      ----      ----      ----
Non-accrual loans:
  Real estate:
    One- to four-family..................    $7,148   $ 8,296   $10,280   $ 9,705   $13,694
    Commercial real estate,
     multi-family and land...............       122       154        96       315       145
    Construction.........................       314        --       265       250       337
  Consumer...............................       113       221       298       224       330
                                            -------   -------   -------   -------   -------
   Total.................................     7,697     8,671    10,939    10,494    14,506
REO, net(1)..............................     1,555     1,367     1,580     3,056     3,927
                                            -------   -------   -------   -------   -------
 Total non-performing assets.............    $9,252   $10,038   $12,519   $13,550   $18,433
                                            =======   =======   =======   =======   =======
 Allowance for loan losses as a
  percent of total loans receivable (2)..       .88%      .97%      .94%     1.01%     1.10%
 Allowance for loan losses as a percent
  of total non-performing loans (3)......     78.23%    69.21%    51.27%    52.45%    39.55%
 Non-performing loans as a percent of
  total loans receivable(2)(3)...........      1.12%     1.40%     1.83%     1.92%     2.79%
 Non-performing assets
  as a percent of total assets(3)........       .71%      .97%     1.29%     1.45%     2.08%

____________________________
(1)  REO balances are shown net of related loss allowances.
(2) Total loans includes loans receivable and mortgage loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Allowance for Loan Losses.  The allowance for loan losses is established through
-------------------------
a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan. Additions to the allowance are charged to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. As of December 31, 1996 and 1995, the Bank's allowance for loan losses was .88% and .97%, respectively, of total loans. The Bank had non-accrual loans of $7.7 million and $8.7 million at December 31, 1996 and 1995, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank's allowance for estimated loan losses for the periods set forth in the table.

                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------------

                                                 1996     1995     1994     1993     1992
                                              --------- -------- -------- -------- ---------
                                                                  (IN THOUSANDS)

Balance at beginning of year...............     $6,001   $5,608   $5,504   $5,737   $5,682
                                                ------   ------   ------   ------   ------
Charge-offs:
 Real Estate:
  One- to four-family......................        599      510      907    1,080    1,007
  Commercial real estate,
      multi-family and land................         30       28      141      334      106
  Construction.............................         --       --       --       11       32
 Consumer..................................         63       30        5      122       25
                                                ------   ------   ------   ------   ------
    Total..................................        692      568    1,053    1,547    1,170
Recoveries.................................         12       11       28       14        5
                                                ------   ------   ------   ------   ------
    Net charge-offs........................        680      557    1,025    1,533    1,165
                                                ------   ------   ------   ------   ------
Provision for loan losses..................        700      950    1,129    1,300    1,220
                                                ------   ------   ------   ------   ------
Balance at end of year.....................     $6,021   $6,001   $5,608   $5,504   $5,737
                                                ======   ======   ======   ======   ======
Ratio of net charge-offs during the year
 to average net loans outstanding
 during  the year..........................        .11%     .09%     .18%     .29%     .23%
                                                ======   ======   ======   ======   ======

The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                                                  AT DECEMBER 31,
                           -----------------------------------------------------------------------------------------------
                                         1996                           1995                           1994
                           ------------------------------   ----------------------------   -------------------------------

                                                 PERCENT                        PERCENT                         PERCENT
                                                    OF                             OF                             OF
                                                 LOANS IN                       LOANS IN                       LOANS IN
                                     PERCENT OF    EACH             PERCENT OF    EACH             PERCENT OF    EACH
                                     ALLOWANCE   CATEGORY           ALLOWANCE   CATEGORY           ALLOWANCE   CATEGORY
                                      TO TOTAL   TO TOTAL            TO TOTAL   TO TOTAL            TO TOTAL   TO TOTAL
                             AMOUNT  ALLOWANCE     LOANS    AMOUNT  ALLOWANCE     LOANS    AMOUNT  ALLOWANCE    LOANS
                             -----   ---------   ---------  ------  ---------   --------   ------  ----------  --------
                                                                                                (DOLLARS IN THOUSANDS)
One- to
         four-family.......  $2,659      44.16%     91.05%  $2,790      46.49%     92.01%  $2,809      50.09%     91.63%
Commercial real
  estate, multi-
  family and land..........     330       5.48       2.26%     556       9.27       2.39      483       8.61       2.30
Construction...............      75       1.25       1.35%      41        .68       1.30       79       1.41       1.74
Consumer...................     324       5.38       5.34%     273       4.55       4.30      268       4.78       4.33
Unallocated................   2,633      43.73         --    2,341      39.01         --    1,969      35.11         --
                             ------     ------     ------   ------     ------     ------   ------     ------     ------
Total......................  $6,021     100.00%    100.00%  $6,001     100.00%    100.00%  $5,608     100.00%    100.00%
                             ======     ======     ======   ======     ======     ======   ======     ======     ======
                               ---------------------------------------------------------------
                                            1993                           1992
                               ------------------------------   ------------------------------
                                                     PERCENT                          PERCENT
                                                        OF                               OF
                                          PERCENT    LOANS IN              PERCENT    LOANS IN
                                            OF         EACH                  OF         EACH
                                         ALLOWANCE   CATEGORY             ALLOWANCE   CATEGORY
                                         TO TOTAL    TO TOTAL             TO TOTAL    TO TOTAL
                               AMOUNT    ALLOWANCE     LOANS    AMOUNT    ALLOWANCE     LOANS
                               ------    ---------   --------   ------    ---------    -------
One- to
         four-family.......    $2,941      53.43%      91.66%   $3,354      58.46%     90.75%
Commercial real
  estate, multi-
  family and land..........       506       9.19        2.08     1,261      21.98       1.56
Construction...............        49        .89        1.47        47        .82       2.37
Consumer...................       275       5.00        4.79       346       6.03       5.32
Unallocated................     1,733      31.49          --       729      12.71         --
                               ------     ------      ------    ------     ------     ------
Total......................    $5,504     100.00%     100.00%   $5,737     100.00%    100.00%
                               ======     ======      ======    ======     ======     ======

INVESTMENT ACTIVITIES

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision -Federal Savings Institution Regulation - Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank's policies provide that all investment purchases must be approved by two officers (either the Senior Vice President/Treasurer, Executive Vice President/Chief Financial Officer or the President and Chief Executive Officer) and be ratified by the Board of Directors. In December 1995, the Bank reassessed its investment portfolio and reclassified all of its investment and mortgage-backed securities, totalling in the aggregate $382.7 million, from held-to-maturity to available for sale.

Mortgage-backed Securities.  Mortgage-backed securities represent a
--------------------------
participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including FHLMC, FNMA and GNMA that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed- or ARM loans.

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Authority ("FHA") or the Department of Veterans Affairs ("VA") loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1996, mortgage-backed securities totalled $395.5 million, or 30.3% of total assets, all of which were classified as available for sale. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, GNMA and FNMA. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.84%.

     The Bank generally purchases short-term, straight sequential or planned amortization class collateralized mortgage obligations ("CMOs"). CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The Bank invests in U.S. Government and agency-backed CMOs and, to a lesser extent, privately issued CMOs, all of which have agency-backed collateral. All of the Bank's CMOs and mortgage-backed securities are currently rated "AAA". Prior to purchasing mortgage-backed securities, each security is tested for Federal Financial Institutions Examination Council ("FFIEC") qualification. At December 31, 1996, the Bank's investment in CMOs had an amortized cost of $5.6 million, and a market value of $5.8 million.

          The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.

                                                        FOR THE YEAR
                                                     ENDED DECEMBER 31,
                                              -------------------------------
                                                 1996       1995       1994
                                              ---------   --------   --------
                                                      (IN THOUSANDS)

          Beginning balance.................  $ 265,113   $224,569   $241,188

           Mortgage-backed securities
            purchased.......................    251,004     88,490     50,042

           Less:  Principal repayments......   (117,048)   (50,193)   (65,978)

           (Amortization of
              premium)/accretion of
             discount.......................     (1,804)      (612)      (683)

           Change in net unrealized gain
              (loss) on mortgage-backed
             securities available for sale..     (1,723)     2,859         --
                                              ---------   --------   --------
          Ending balance....................  $ 395,542   $265,113   $224,569
                                              =========   ========   ========

     The following table sets forth certain information regarding the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                   AT DECEMBER 31,
                                       ---------------------------------------------------------------------
                                                1996                  1995                    1994
                                       ---------------------  ---------------------   ----------------------
                                        AMORTIZED    MARKET   AMORTIZED     MARKET    AMORTIZED     MARKET
                                          COST       VALUE      COST        VALUE       COST         VALUE
                                       -----------  --------  ---------    --------   ---------    ---------
                                                                   (IN THOUSANDS)
Mortgage-backed securities:
   FHLMC...................            $   316,773  $317,735  $ 221,822    $223,884   $ 183,424     $178,542
   FNMA....................                 69,190    69,108     27,307      27,624      21,602       21,445
   GNMA....................                  2,800     2,931      3,561       3,763       4,586        4,588
   CMOs....................                  5,643     5,768      9,564       9,842      14,957       14,999
                                       -----------  --------  ---------    --------   ---------    ---------
Total mortgage-backed
   securities..............            $   394,406  $395,542  $ 262,254    $265,113   $ 224,569     $219,574
                                       ===========  ========  =========    ========   =========    =========

Investment Securities.  Investment securities identified as held to maturity are
---------------------
carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity.
Debt securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders' equity. At December 31, 1996, the Bank had investment securities with an amortized cost of $175.7 million, and a market value of $174.0 million, all of which were classified as available for sale.

     The following table sets forth certain information regarding the amortized cost and market values of the Bank's investment securities at the dates indicated.

                                                                AT DECEMBER 31,
                                    -------------------------------------------------------------------------
                                            1996                     1995                      1994
                                    ---------------------    ---------------------    -----------------------
                                    AMORTIZED     MARKET     AMORTIZED     MARKET     AMORTIZED       MARKET
                                      COST        VALUE        COST        VALUE        COST          VALUE
                                    ---------    --------    ---------    --------    ---------      --------
                                                                 (IN THOUSANDS)
Investment securities:
  U.S. Government and agency
   obligations.............          $175,003    $173,327     $112,956    $113,302     $122,278      $114,986
  State and municipal
  obligations..............               693         701        1,549       1,579        2,173         2,158
  Corporate obligations....                --          --           --          --        3,000         3,000
                                    ---------    --------    ---------    --------    ---------      --------
Total investment
  securities...............          $175,696    $174,028     $114,505    $114,881     $127,451      $120,144
                                    =========    ========    =========    ========    =========      ========

     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's investment and mortgage-backed securities as of December 31, 1996.


                                                                 AT DECEMBER 31, 1996
                                   --------------------------------------------------------------------------------
                                                                       MORE THAN ONE           MORE THAN FIVE
                                        ONE YEAR OR LESS            YEAR TO FIVE YEARS        YEARS TO TEN YEARS
                                   --------------------------      ----------------------    ----------------------
                                                     WEIGHTED                    WEIGHTED                  WEIGHTED
                                    AMORTIZED        AVERAGE       AMORTIZED     AVERAGE     AMORTIZED      AVERAGE
                                      COST            YIELD          COST         YIELD        COST          YIELD
                                   -----------       --------      ---------     --------    ---------     --------
                                                                (DOLLARS IN THOUSANDS)
Investment securities:

  U.S. Government and
    agency obligations.......      $        --             --%     $ 110,003         6.44%   $  65,000         6.97%

  State and municipal
    obligations (1)..........              250           9.09            308         9.06           --           --
                                   -----------                     ---------                 ---------
Total investment
  securities.................
                                   $       250           9.09      $ 110,311         6.45    $  65,000         6.97
                                   ===========                     =========                 =========
Mortgage-backed
  securities:

    FHLMC....................            2,546           7.95      $  40,738         6.03       29,842         6.70

    FNMA.....................            1,333           8.93          1,329         8.51       32,300         6.42

    GNMA.....................               --             --            297         8.00        1,865         8.96

    CMOs.....................              600           8.61          4,116         8.27          927         6.04
                                   -----------                     ---------                 ---------
Total mortgage-backed
  securities.................      $     4,479           8.33%     $  46,480         6.26%   $  64,934         6.62%
                                   ===========                     =========                 =========

                                                            AT DECEMBER 31, 1996
                                       ---------------------------------------------------------------

                                        MORE THAN TEN YEARS                        TOTAL
                                       ----------------------        ---------------------------------
                                                     WEIGHTED                                 WEIGHTED
                                       AMORTIZED     AVERAGE          AMORTIZED     MARKET    AVERAGE
                                         COST         YIELD             COST        VALUE      YIELD
                                       ---------     --------         ---------    --------   --------
                                                           (DOLLARS IN THOUSANDS)
Investment securities:

  U.S. Government and
    agency obligations....             $      --           --%        $ 175,003    $173,327        6.64%

  State and municipal
   obligations (1)........                   135         8.71               693         701        9.00%
                                       ---------                      ---------    --------
Total investment
  securities..............             $     135         8.71         $ 175,696    $174,028        6.65%
                                       =========                      =========    ========
Mortgage-backed
  securities:

    FHLMC.................             $ 243,647         6.24         $ 316,773    $317,735        6.27%

    FNMA..................                34,228         6.13            69,190      69,108        6.37%

    GNMA..................                   638        11.91             2,800       2,931        9.53%

    CMOs..................                    --           --             5,643       5,768        7.94%
                                       ---------                      ---------    --------
Total mortgage-backed
 securities...............             $ 278,513         6.24%        $ 394,406    $395,542        6.33%
                                       =========                      =========    ========

__________________________
(1)  Tax equivalent yield.

SOURCES OF FUNDS

General.  Deposits, loan repayments and prepayments, proceeds from sales of
-------
loans, investment maturities, cash flows generated from operations and FHLB borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits.  The Bank offers a variety of deposit accounts with a range of
--------
interest rates and terms. The Bank's deposits consist of savings accounts, NOW accounts, money market accounts and time deposits. For the year ended December 31, 1996, time deposits constituted 65.3% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. Time deposits in excess of $100,000 are not actively solicited by the Bank, nor does the Bank use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1996         1995          1994
                                        ---------    ---------      ---------
                                                   (IN THOUSANDS)
Net deposits (withdrawals).............  $(29,111)     $23,097      $(20,261)
Interest credited on deposit accounts..    37,283       36,041        29,220
                                         --------      -------      --------
Total increase in deposit accounts.....  $  8,172      $59,138      $  8,959
                                         ========      =======      ========

At December 31, 1996, the Bank had $43.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                            WEIGHTED
                                                             AVERAGE
        MATURITY PERIOD                            AMOUNT     RATE
------------------------------------------        --------  --------
                                                      (DOLLARS IN
                                                      THOUSANDS)
Three months or less......................         $ 8,665      5.21%
Over three through six months.............           8,371      5.82
Over six through 12 months................           9,497      5.67
Over 12 months............................          17,308      6.24
                                                   -------
Total.....................................         $43,841      5.83%
                                                   =======

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.



                                                               AT OR FOR THE YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------------------
                                              1996                            1995                            1994
                               --------------------------------  -----------------------------   -----------------------------
                                            PERCENT                         PERCENT                         PERCENT
                                           OF TOTAL   WEIGHTED             OF TOTAL   WEIGHTED             OF TOTAL   WEIGHTED
                                 AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE
                                 BALANCE   DEPOSITS     YIELD    BALANCE   DEPOSITS     YIELD    BALANCE   DEPOSITS     YIELD
                               ---------- ----------  --------  --------- ----------  --------- ---------  ----------  -------
                                                               (DOLLARS IN THOUSANDS)
Money market deposit accounts..  $ 70,209      7.52%      2.90%  $ 68,987      7.71%      2.93%  $ 78,288      9.02%      2.57%
Savings accounts...............   175,060     18.75       2.28    178,973     20.00       2.53    206,131     23.76       2.54
NOW accounts...................    72,265      7.74       1.84     69,330      7.74       2.14     69,934      8.06       2.14
Non-interest-bearing accounts..     6,425       .69         --      2,902       .32         --      1,694       .20         --
                                 --------    ------              --------    ------              --------    ------
 Total.........................   323,959     34.70       2.27    320,192     35.77       2.49    356,047     41.04       2.45
                                 --------    ------              --------    ------              --------    ------

Time deposits:
 Six months or less............    71,353      7.64       4.95     78,455      8.77       4.84    112,661     12.98       3.65
 Over Six through 12 months....   151,485     16.23       5.23    131,795     14.73       5.44    102,006     11.76       4.38
 Over 12 through 24 months.....   150,085     16.08       5.49    123,825     13.83       5.59     70,582      8.13       4.54
 Over 24 months................   124,056     13.29       6.09    127,205     14.21       6.19    118,601     13.67       6.01
 IRA/KEOGH.....................   112,641     12.06       5.86    113,564     12.69       6.39    107,784     12.42       5.97
                                 --------    ------              --------    ------              --------    ------
   Total time deposits.........   609,620     65.30       5.55    574,844     64.23       5.70    511,634     58.96       4.95
                                 --------    ------              --------    ------              --------    ------
     Total average deposits....  $933,579    100.00%      4.44%  $895,036    100.00%      4.59%  $867,681    100.00%      3.99%
                                 ========    ======              ========    ======              ========    ======

Borrowings

From time to time the Bank has obtained advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. The Bank has an available overnight line of credit with the FHLB-NY for $50.0 million which expires November 25, 1997. When utilized, the line bears a floating interest rate of 1/8% over the current federal funds rate and is secured by the Bank's mortgage loans, mortgage-backed securities and U.S. Government securities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1996, the Bank had borrowed $8.8 million against the FHLB line of credit.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These securities are not under the Bank's control. At December 31, 1996, the Bank had borrowed $99.3 million through securities sold under agreements to repurchase. (See note 11 to the consolidated financial statements in the 1996 Annual Report to Stockholders.)

SUBSIDIARY ACTIVITIES

The Bank owns one subsidiary which is inactive.

PERSONNEL

As of December 31, 1996, the Bank had 212 full-time employees and 34 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

Capital Requirements.  The OTS capital regulations require savings institutions
--------------------
to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis. Although the Bank may be subject to the interest rate risk component, the effect on the Bank's capital compliance is not expected to be significant.

The following table presents the Bank's capital position at December 31, 1996 relative to fully phased-in regulatory requirements.

                                          EXCESS           CAPITAL
                                                   ---------------------
                    ACTUAL   REQUIRED  (DEFICIENCY)   ACTUAL   REQUIRED
                   CAPITAL   CAPITAL      AMOUNT     PERCENT    PERCENT
                   --------  --------  ------------  --------  ---------
                                  (DOLLARS IN THOUSANDS)
Tangible.........  $165,537   $19,563     $145,974     12.69%      1.50%
Core (Leverage)..   165,537    39,126      126,411     12.69%      3.00%
Risk-based.......   171,199    42,773      128,426     32.02%      8.00%

Prompt Corrective Regulatory Action.  Under the OTS prompt corrective action
-----------------------------------
regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.  Deposits of the Bank are presently insured by
-----------------------------
the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank could have been placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of
65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $5.7 million on a pre-tax basis and $3.6 million on an after-tax basis.

The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

The Bank's assessment rate for fiscal 1996 was .23 basis points and the premium paid for this period was $2.1 million. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Thrift Rechartering Legislation.  The Deposit Insurance Funds Act provides that
-------------------------------
the BIF and SAIF will merge on January 1, 1999, if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

Loans to One Borrower.  Under the HOLA, savings institutions are generally
---------------------
subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank's limit on loans to one borrower as provided under the HOLA was $24.8 million, while the Bank's self-imposed limit was $4.0 million. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.2 million.

QTL Test.  The HOLA requires savings institutions to meet a QTL test.  Under the
--------
QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 98% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions.  OTS regulations impose limitations upon
-----------------------------------
all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio"

(the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

Liquidity.  The Bank is required to maintain an average daily balance of
---------
specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 17.45% and 1.42% respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments.  Savings institutions are required to pay assessments to the OTS to
-----------
fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1996 totalled $214,160.

Branching.   OTS regulations permit nationwide branching by federally chartered
---------
savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Transactions with Related Parties.  The Bank's authority to engage in
---------------------------------
transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. In accordance with recently modified federal regulations, the Bank's Loans to Insiders Policy now permits loans to be made to Executive Officers on terms available to all Bank employees under the "Loan Program." This Program allows loans to eligible employees at a discount of 1% below the prevailing interest rates at time of loan approval, subject to certain conditions. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

Enforcement.  Under the FDI Act, the OTS has primary enforcement responsibility
-----------
over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness.  The federal banking agencies have adopted
----------------------------------
Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

General.  The Company and the Bank report their income on a calendar year basis
-------
using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 1996 taxable year, the Bank is subject to a maximum federal income tax rate of 34.1%.

Bad Debt Reserves.  For fiscal years beginning prior to December 31, 1995,
-----------------
thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into taxable income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank's income to 32.2%, exclusive of any minimum or environmental tax, as compared to the maximum corporate federal income tax rate of 35%.

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into taxable income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur an additional tax liability of approximately $2.3 million. The Bank has accrued for this liability in the consolidated financial statements.

Distributions.  Under the 1996 Act, if the Bank makes "non-dividend
-------------
distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

SAIF Recapitalization Assessment.  The Funds Act levied a 65.7-cent fee on every
--------------------------------
$100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment must be reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

Corporate Alternative Minimum Tax.  The Internal Revenue Code of 1986, as
---------------------------------
amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

Dividends Received Deduction and Other Matters.  The Company may exclude from
----------------------------------------------
its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

New Jersey Taxation.  The Bank files New Jersey income tax returns.  For New
-------------------
Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including addition of interest income on State and municipal obligations).

The Company will be required to file a New Jersey income tax return because it will be doing business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means Federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 2.25% (25% of 9%) of taxable income.

Delaware Taxation.  As a Delaware holding company not earning income in
-----------------
Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES

The Bank currently conducts its business through its administrative office, which was recently relocated to Toms River and which includes a branch office, and nine other full service offices located in Ocean and Middlesex Counties.
The Company believes that the Bank's current facilities will be adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on the Inside Back Cover in the Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated and Other Data of the Company" in the Registrant's 1996 Annual Report to Stockholders on pages 7 and 8 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 9 through 18 and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Ocean Financial Corp. and its subsidiary, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1996 Annual Report to Stockholders on pages 19 through 33 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, at pages 4 through 6.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, at pages 8 and 9 and pages 13 through 18 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, at pages 3 and 5 through 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, at page 19.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.

                                                                    PAGE
     Independent Auditors' Report................................     33

     Consolidated Statements of Financial Condition at
       December 31, 1996 and 1995................................     19

     Consolidated Statements of Income for the
       Years Ended December 31, 1996, 1995 and 1994..............     20

     Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended December 31, 1996, 1995 and 1994......     21


     Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1996, 1995 and 1994..............     22


     Notes to Consolidated Financial Statements for the
       Years Ended December 31, 1996, 1995 and 1994..............  23-33

The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a)  The following exhibits are filed as part of this report.

3.1    Certificate of Incorporation of Ocean Financial Corp.*
3.2    Bylaws of Ocean Financial Corp.*
4.0    Stock Certificate of Ocean Financial Corp.*
10.1 Form of Ocean Federal Savings Bank Employee Stock Ownership Plan* 10.1(a)Amendment to Ocean Federal Savings Bank Employee Stock Ownership Plan
       (filed herewith)
10.2   Ocean Federal Savings Bank Employees' Savings and Profit Sharing Plan*
10.3   Ocean Federal Savings Bank 1995 Supplemental Executive Retirement Plan*
10.4   Ocean Federal Savings Bank Deferred Compensation Plan for Directors*
10.5   Ocean Federal Savings Bank Deferred Compensation Plan for Officers*
10.6   Ocean Federal Savings Bank Long-Term Award Program*
10.7   Ocean Federal Savings Bank Performance Achievement Awards Program*
10.8   Ocean Financial Corp. 1997 Incentive Plan**
10.9 Form of Employment Agreement between Ocean Federal Savings Bank and certain executive officers including Michael J. Fitzpatrick and John R. Garbarino*
10.10 Form of Employment Agreement between Ocean Financial Corp. and certain executive officers including Michael J. Fitzpatrick and John R. Garbarino*
10.11 Form of Change in Control Agreement between Ocean Federal Savings Bank and certain executive officers including Michael E. Barrett, John K. Kelly and Karl E. Reinheimer*
10.12 Form of Change in Control Agreement between Ocean Financial Corp. and certain executive officers including Michael E. Barrett, John K.
       Kelly and Karl E. Reinheimer*
11.0   Computation of earnings per share (filed herewith)
13.0   Portions of 1996 Annual Report to Stockholders (filed herewith)
21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
27.0   Financial Data Schedule (filed herewith)

(b)    Reports on Form 8-K

       None.

     __________________________________
  * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
  ** Incorporated herein by reference into this document from the Proxy Statement for the Special Meeting of Shareholders of Ocean Financial Corp. held on February 4, 1997.

CONFORMED                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OCEAN FINANCIAL CORP.


                              By:   /s/ John R. Garbarino
                                    ------------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President and
                                    Chief Executive Officer and Director

                              Date: March 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                                   Date
----                                                   ----

/s/ John R. Garbarino                             March 19, 1997
----------------------------------------          ---------
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)


/s/ Michael J. Fitzpatrick                        March 19, 1997
----------------------------------------          ---------
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)


/s/ Michael E. Barrett                            March 19, 1997
----------------------------------------          ---------
Michael E. Barrett
Director


/s/ Thomas F. Curtin                              March 19, 1997
----------------------------------------          ---------
Thomas F. Curtin
Director


/s/ Carl Feltz, Jr.                               March 19, 1997
----------------------------------------          ---------
Carl Feltz, Jr.
Director


/s/ Robert E. Knemoller                           March 19, 1997
----------------------------------------          ---------
Robert E. Knemoller
Director


/s/ Donald E. McLaughlin                          March 19, 1997
----------------------------------------          ---------
Donald E. McLaughlin
Director

/s/ Diane F. Rhine
----------------------------------------          March 19, 1997
Diane F. Rhine                                    ---------
Director


/s/ Frederick E. Schlosser                        March 19, 1997
----------------------------------------          ---------
Frederick E. Schlosser
Director


/s/ James T. Snyder                               March 19, 1997
----------------------------------------          ---------
James T. Snyder
Director