Form 10-Q
period 1997-03-31
OCEAN FINANCIAL CORP
filed 1997-05-15
CIK 1004702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                    ----------    ----------
                        Commission file number 0-27428


                             OCEAN FINANCIAL CORP.
     -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                           22-3412577
     ---------------------------------   -----------------------------------
     (State of other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


      975 Hooper Avenue, Toms River,NJ                08753
     ---------------------------------  ------------------------------------
     (Address of principal executive                (Zip Code)
      offices)


     Registrant's telephone number, including area code:  (908)240-4500
                                                         -------------------


           74 Brick Boulevard, Brick, NJ 08723
     -----------------------------------------------------------------------
     (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO _____.
    -----

As of May 12, 1997, there were 8,974,124 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             OCEAN FINANCIAL CORP.

                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                         PAGE
-------    ---------------------                                         ----


Item 1.     Consolidated Financial Statements


            Consolidated Statements of Financial Condition
            as of March 31, 1997 (unaudited) and December 31, 1996.....    1

            Consolidated Statements of Operations for the three
            months ended March 31, 1997 and 1996 (unaudited)...........    2

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996(unaudited)............    3

            Notes to Unaudited Consolidated Financial Statements.......    5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation.........................    7

Part II.    OTHER INFORMATION
-------     -----------------

Item 1.     Legal Proceedings..........................................   11

Item 2.     Changes in Securities......................................   11

Item 3.     Default Upon Senior Securities.............................   11

Item 4.     Submission of Matters to a Vote of Security Holders........   11

Item 5.     Other Information..........................................   11

Item 6.     Exhibits and Reports on Form 8-K...........................   12



Signatures.............................................................   13

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)

                                                  March 31,   December 31,
                                                    1997          1996
                                                 -----------  -------------
                                                 (Unaudited)
ASSETS
------

Cash and due from banks                          $    5,787     $    5,372
Investment securities available for sale            193,525        174,028
Federal Home Loan Bank of New York
  stock, at cost                                     10,392          8,457
Mortgage-backed securities available for
  sale                                              436,259        395,542
Loans receivable, net                               698,859        678,728
Mortgage loans held for sale                              -            727
Interest and dividends receivable                    10,811          9,757
Real estate owned, net                                1,384          1,555
Premises and equipment, net                          14,822         14,100
Servicing asset                                       1,705          1,743
Other assets                                         14,292         13,856
                                                 ----------     ----------

      Total assets                               $1,387,836     $1,303,865
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                         $  945,661     $  934,730
Federal Home Loan Bank borrowings                     3,500          8,800
Securities sold under agreements to
   repurchase                                       171,812         99,322
Advances by borrowers for taxes
   and insurance                                      4,234          3,832
Other liabilities                                    15,332          4,392
                                                 ----------     ----------

      Total liabilities                           1,140,539      1,051,076
                                                 ----------     ----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares
      issued                                              -              -
   Common stock, $.01 par value, 55,000,000
      shares authorized, 9,059,124 shares
      issued and outstanding                             91             91
   Additional paid-in capital                       176,977        176,812
   Retained earnings-substantially restricted        91,941         88,552
   Net unrealized loss on securities
      available for sale, net of tax                   (374)          (335)
   Less: Unallocated common stock held by
          Employee Stock Ownership Plan             (11,974)       (12,331)
         Unearned Incentive Awards                   (9,364)             -
                                                 ----------     ----------

      Total stockholders' equity                    247,297        252,789
                                                 ----------     ----------

      Total liabilities and stockholders'
        equity                                   $1,387,836     $1,303,865
                                                 ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                    For the three months
                                                       ended March 31,
                                                    ---------------------
                                                      1997         1996
                                                    --------    ---------

                                                         (Unaudited)
Interest income:
  Loans                                              $13,594      $12,142
  Mortgage-backed securities                           5,730        4,574
  Investment securities and other                      3,221        2,272
                                                      ------       ------
      Total interest income                           22,545       18,988
                                                      ------       ------

Interest expense:
  Deposits                                            10,295       10,412
  Borrowed funds                                       1,738          796
                                                      ------       ------

      Total interest expense                          12,033       11,208
                                                      ------       ------

      Net interest income                             10,512        7,780

Provision for loan losses                                225          125
                                                      ------       ------

      Net interest income after
         provision for loan losses                    10,287        7,655
                                                      ------       ------

Other income:
  Fees and service charges                               502          483
  Net gain (loss) on sales of loans
     available for sale                                   (1)         175
  Net income from (cost of) other
     real estate operations                                5          (36)
  Other                                                   80           74
                                                      ------       ------
      Total other income                                 586          696
                                                      ------       ------

Operating expenses:
  Compensation and employee benefits                   3,304        2,183
  Occupancy                                              499          461
  Equipment                                              313          144
  Marketing                                              121          122
  Federal deposit insurance                               88          569
  Data processing                                        378          221
  General and administrative                             757          760
                                                      ------       ------
        Total operating expenses                       5,460        4,460
                                                      ------       ------

      Income before income
        taxes                                          5,413        3,891

Provision for income taxes                             2,024        1,480
                                                      ------       ------

      Net income                                     $ 3,389      $ 2,411
                                                      ======       ======

Earnings per share                                   $   .40         N/A
                                                      ======       ======

Weighted average shares outstanding                    8,453         N/A
                                                      ======       ======

See accompanying notes to unaudited consolidated financial statements.

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                       For the three months
                                                                         ended March 31,
                                                                       --------------------
                                                                          1997      1996
                                                                       ---------  ---------
                                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                                           $  3,389   $   2,411
                                                                        --------   --------

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Amortization of ESOP                                                    357         -
    ESOP adjustment                                                         165         -
    Amortization of Incentive Awards                                        306         -
    Depreciation and amortization of premises
      and equipment                                                         317         176
    Amortization of servicing asset                                          42          56
    Net premium amortization in excess of discount
      accretion on securities                                               987         260
    Net accretion of deferred fees and discounts
      in excess of premium amortization on loans                            (86)       (103)
    Provision for loan losses                                               225         125
    Net gain on sales of real estate owned                                  (46)        (26)
    Net loss (gain) on sales of loans available for sale                      1        (175)
    Proceeds from sales of mortgage loans held for sale                     703       8,977
    Mortgage loans originated for sale                                      -       (12,536)
    Increase in interest and dividends
      receivable                                                         (1,054)     (1,033)
    (Increase) decrease in other assets                                    (413)        371
    Increase in other liabilities                                         1,270         683
                                                                        --------   --------
      Total adjustments                                                   2,774      (3,225)
                                                                        --------   --------
      Net cash provided by (used in) operating activities                 6,163        (814)
                                                                        --------   --------

Cash flows from investing activities:
 Net increase in loans receivable                                       (20,662)     (3,276)
 Purchase of investment securities available for sale                   (25,000)    (50,000)
 Purchase of mortgage-backed securities available for sale              (88,753)   (102,720)
 Proceeds from maturities of investment securities
    available for sale                                                    5,250      34,000
 Principal payments on mortgage-backed securities
    available for sale                                                   47,239      22,439
 Purchases of Federal Home Loan Bank of New York stock                   (1,935)       (734)
 Proceeds from sales of real estate owned                                   628         443
 Purchases of premises and equipment                                     (1,039)       (395)
                                                                        --------   --------
 Net cash used in investing activities                                  (84,272)   (100,243)
                                                                        --------   --------

                                                                                    Continued

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                             (dollars in thousands)

                                                                      For the three months
                                                                         ended March 31,
                                                                      --------------------
                                                                        1997       1996
                                                                      --------   ---------
                                                                           (Unaudited)

Cash flows from financing activities:
  Increase in deposits                                                 $ 10,931   $  4,715
  (Decrease) increase in Federal Home Loan
      Bank borrowings                                                   ( 5,300)    88,400
  Increase in securities sold under agreements
      to repurchase                                                      72,490        -
  Increase in advances by borrowers for taxes and
      insurance                                                             403        221
                                                                        --------   --------

      Net cash provided by financing activities                          78,524     93,336
                                                                        --------   --------

      Net increase (decrease) in cash and due from banks                    415     (7,721)

Cash and due from banks at beginning of period                            5,372      8,022
                                                                        --------   --------

Cash and due from banks at end of period                               $  5,787   $    301
                                                                        ========   ========


Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                         $ 11,812   $ 11,175
      Income taxes                                                          -          331
  Noncash investing activities:
      Transfer of loans receivable to real estate owned                     411        160
      Mortgage loans securitized into mortgage-backed
            securities                                                      -        9,108
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

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



Note 1. Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of Ocean Financial Corp. (the "Company") and its wholly-owned subsidiary,Ocean Federal Savings Bank (the "Bank") and its inactive wholly-owned subsidiary, Dome Financial Services, Inc.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for all of 1997.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1996.

Note 2. Impact of Recent Accounting Pronouncements
--------------------------------------------------

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

SFAS 128 is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with SFAS 128. The Company expects that the adoption of SFAS 128 will result in Basic EPS being higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129) was issued in February 1997. SFAS 129 is effective for periods ending after December 15, 1997. SFAS 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of SFAS 129 is not expected to have a significant impact on the disclosures in financial statements of the Company.

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

Concurrent with the close of the Conversion, an additional 671,046 shares of common stock (8% of the offering) were issued and donated by the Company to the Ocean Federal Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within Ocean County, New Jersey and its neighboring communities. The fair market value of the contribution of $13.4 million was reflected as an expense in the Company's third quarter operating results and as an increase to capital stock and paid in capital for the same amount. The Company also recorded a related tax benefit of $3.7 million with a corresponding increase to the Company's deferred tax assets. During the first quarter of 1997 the Company received notification from the Internal Revenue Service that it will recognize the Ocean Federal Foundation as a Section 501(c)(3) exempt organization. The notification confirms the Company's ability to recognize a tax benefit on the $13.4 million charitable donation made in connection with the Conversion on July 2, 1996.

Note 4. Loans Receivable, Net
-----------------------------

Loans receivable at March 31, 1997 and December 31, 1996 consisted of the following (in thousands):


                                              March 31, 1997   December 31, 1996
                                              ---------------  -----------------
                                                (Unaudited)
Real estate:
     One- to four-family                            $642,357            $628,525
     Commercial real estate, multi-
      family and land                                 15,948              15,634
     Construction                                     10,959               9,287
Consumer                                              40,002              36,860
Commercial                                             1,832                   -
                                                    --------            --------
     Total loans                                     711,098             690,306

Less:
     Undisbursed loan funds                            4,612               3,517
     Unamortized discounts, net                           10                  11
     Deferred loan fees                                1,430               1,302
     Allowance for loan losses                         6,187               6,021
                                                    --------            --------
          Total loans, net                           698,859             679,455

Less: mortgage loans held for sale                         -                 727
                                                    --------            --------
          Loans receivable, net                     $698,859            $678,728
                                                    ========            ========

Note 5. Deposits
----------------

The major types of deposits at March 31, 1997 and December 31, 1996 were as follows (in thousands):


                                              March 31, 1997   December 31, 1996
                                              --------------   -----------------
Type of Account                               (Unaudited)
---------------
NOW                                                 $ 79,063            $ 77,522
Money Market deposit                                  70,060              70,021
Savings                                              170,388             169,527
Time deposits                                        626,150             617,660
                                                    --------            --------
                                                    $945,661            $934,730
                                                    ========            ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets at March 31, 1997 were $1.388 billion, an increase of $84.0 million, or 6.4%, compared to $1.304 billion at December 31, 1996.

Investment securities available for sale increased by $19.5 million, to a balance of $193.5 million at March 31, 1997, compared to a balance of $174.0 million at December 31, 1996, and mortgage-backed securities available for sale increased by $40.7 million, to $436.3 million at March 31, 1997, from $395.5 million at December 31, 1996. The increase in investment and mortgage-backed securities is due to the continued deployment of a wholesale leverage strategy, adopted in late 1996, designed to improve returns on invested capital.
Wholesale leverage growth was funded through securities sold under agreements to repurchase, which increased to $171.8 million at March 31, 1997 from $99.3 at December 31, 1996. The strategy involves the purchase of adjustable-rate mortgage-backed securities funded by short-term repurchase agreements and the purchase of medium-term callable agency securities funded by repurchase agreements with maturities through the call date. Loans receivable, net, increased by $20.1 million, or 3.0%, to a balance of $698.9 million at March 31, 1997, compared to a balance of $678.7 million at December 31, 1996.

Total deposits at March 31, 1997 were $945.7 million, an increase of $10.9 million, compared to $934.7 million at December 31, 1996. Other liabilities increased by $10.9 million from December 31, 1996 to March 31, 1997, $9.7 million of which represents the Company's obligation to repurchase common stock for stock awards granted under the 1997 Incentive Plan approved by shareholders on February 4, 1997. Stockholders' equity at March 31, 1997 was $247.3 million, compared to $252.8 million at December 31, 1996. The reduction was due to the award of 335,523 shares of common stock under the 1997 Incentive Plan. The fair market value of the shares on February 4, 1997 (the date of shareholder approval) is initially recorded as a reduction to stockholders' equity and amortized to expense.

RESULTS OF OPERATIONS

General

Net income increased to $3.4 million for the three months ended March 31, 1997, as compared to net income of $2.4 million for three months ended March 31, 1996. The increase in net income is primarily due to investment earnings on the $163.3 million raised from the conversion of Ocean Federal Savings Bank to the stock form of ownership on July 2, 1996.

Interest Income

Interest income for the three months ended March 31, 1997 was $22.5 million, compared to $19.0 million for the three months ended March 31, 1996, an increase of $3.6 million, or 18.7%. The increase in interest income was the result of increases in the average size of the investment and mortgage-backed securities available for sale portfolios, which together increased $142.3 million on average, due to 1996 purchases relating to the investment of net Conversion proceeds. Additionally, in 1997, wholesale borrowings were invested in investment and mortgage-backed securities. Also, the average balance of loans receivable increased $71.8 million for the three months ended March 31, 1997 as compared to the same prior year period. The overall increase in interest-earning assets was partially offset by the effects of a lower average interest-earning asset yield which decreased to 7.02% for the three months ended March 31, 1997, as compared to 7.15% for the three months ended March 31, 1996.

Interest Expense

Interest expense for the three months ended March 31, 1997 was $12.0 million, compared to $11.2 million for the three months ended March 31, 1996, an increase of $825,000, or 7.4%. The increase in interest expense was primarily the result of an increase in the average outstanding balance of total borrowings which increased to $124.5 million for the three months ended March 31, 1997, from $58.4 million for the same period in 1996.

Provision for Loan Losses

For the three months ended March 31, 1997, the Company's provision for loan losses was $225,000, compared to $125,000 for the same prior year period. The increase was partly due to overall loan growth and the introduction of commercial business loans which generally carry greater credit risk than the 1-4 family mortgage loans which have been the Bank's historical focus.

Other Income

Other income was $586,000 for the three months ended March 31, 1997, a decrease of $110,000, or 15.8%, compared to the same prior year period. Income from the net gain on sales of loans available for sale decreased $176,000 for the three months ended March 31, 1997, compared to the same prior year period. The decrease was primarily due to a reduction in the sale of 30-year fixed rate mortgage loans, which totalled $703,000 in 1997, as compared to $9.0 million in 1996. Management determined that the significant capital position of the Company mitigated the additional interest rate risk associated with retaining these mortgages. For the three months ended March 31, 1997, the Company retained $8.5 million in conforming 30 year fixed rate loans which previously would have been sold.

Operating Expenses

Operating expenses were $5.5 million for the three months ended March 31, 1997, an increase of $1.0 million compared to the same prior year period. The increase in compensation and employee benefits expense of $1.1 million for the three months ended March 31, 1997, as compared to the same prior year period, was due to the expense associated with the adoption of the ESOP and the amortization, beginning in February 1997, of incentive stock awards. The ESOP expense was partly offset by freezing the future accrual of benefits under the Bank's defined benefit pension plan and by reducing matching contributions under the Bank's 401K Plan.

Federal deposit insurance expense declined to $88,000 for the three months ended March 31, 1997 from $569,000 for the same prior year period due to the reduced premiums charged subsequent to the Savings Association Insurance Fund recapitalization during the third quarter of 1996.

Provision for Income Taxes

Income tax expense was $2.0 million for the three months ended March 31, 1997, compared to $1.5 million for the three months ended March 31, 1996. The effective tax rate was relatively stable at 37.4% for the three months ended March 31, 1997, as compared to 38.0% for the same prior year period.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At March 31, 1997, the Company had $3.5 million of outstanding overnight borrowings from the FHLB, representing a decrease from $8.8 million at December 31, 1996. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $171.8 million at March 31, 1997 through securities sold under agreements to repurchase, an increase from $99.3 million at December 31, 1996. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the three months ended March 31, 1997, were principally provided by principal payments on loans and mortgage-backed securities and borrowings through securities sold under agreements to repurchase. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans. For the three months ended March 31, 1996, the cash needs of the Company were primarily satisfied by investment maturities, principal payments on loans and mortgage-backed securities and FHLB borrowings. The cash was principally utilized for loan originations and purchases of investment and mortgage-backed securities.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of March 31, 1997 and December 31, 1996, the Bank's liquidity ratios were 12.9% and 17.5%, respectively, both in excess of the 5% minimum regulatory requirement.

At March 31, 1997, the Bank exceeded all of its regulatory capital requirements with tangible capital of $168.2 million, or 12.8%, of total adjusted assets, which is above the required level of $19.8 million or 1.5%; core capital of $168.2 million or 12.8% of total adjusted assets, which is above the required level of $39.5 million, or 3.0%; and risk-based capital of $173.9 million, or 31.8% of risk-weighted assets, which is above the required level of $43.8 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at March 31, 1997 or December 31, 1996. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                               March 31        December 31,
                                                 1997              1996
                                               ---------       ------------
                                                  (Dollars in thousands)

Non-accrual loans:
     Real estate:
          One-to four-family                     $6,841            $7,148
          Commercial real estate,
           multi-family and land                    262               122
          Construction                              316               314
     Consumer                                       148               113
                                                 ------            ------
          Total                                   7,567             7,697
REO, net                                          1,384             1,555
                                                 ------            ------
          Total non-performing assets            $8,951            $9,252
                                                 ======            ======

Allowance for loan losses as a percent of
     total loans receivable                        .87%              .88%
Allowance for loan losses as percent of
     total non-performing loans                  81.76%            78.23%
Non-performing loans as a percent of total
     loans receivable                             1.07%             1.12%
Non-performing assets as a percent of total
     assets                                        .65%              .71%

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         A special meeting of stockholders was held on February 4, 1997 to vote on the following proposal:

                                             For       Against    Abstain
                                             ---       -------    -------
          1)  Approval of the Ocean        5,294,506  1,097,302    51,745
              Financial Corp. 1997
              Incentive Plan

              The annual meeting of stockholders was held on April 24, 1997. The following directors were elected for terms of three years: Carl Feltz, Jr., Robert E. Knemoller and Diane F. Rhine. The following proposals were voted on by the stockholders:

                                                       Withheld/   Broker
              Proposal                       For       Abstain    Non-Votes
              --------                       ---       ---------  ---------
          1)  Election of Directors:
              Carl Feltz, Jr.              8,090,864     66,318       0
              Robert E. Knemoller          8,090,864     65,518       0
              Diane F. Rhine               8,090,114     66,268       0
                                                                Withheld/   Broker
                                              For     Against   Abstain    Non-Votes
                                              ---     -------  --------    ---------
          2)  Ratification of KPMG         8,091,603   54,430   10,349        0
              Peat Marwick LLP as
              independent auditors
              for the Company for
              the year ending
              December 31, 1997.

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

              3.2  Bylaws of Ocean Financial Corp.*

              4.0  Stock Certificate of Ocean Financial Corp.*

              11   Computation of earnings per share

              27   Financial Data Schedule (filed herewith)

          b) There were no reports on Form 8-K filed during the three months ended March 31, 1997.

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

                                    Ocean Financial Corp.
                                    -------------------------------
                                    Registrant


DATE:  May 12, 1997                 /s/ John R. Garbarino
                                    -----------------------------------
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  May 12, 1997                 /s/ Michael Fitzpatrick
                                    ----------------------------------
                                    Executive Vice President and
                                    Chief Financial Officer