Form 10-Q
period 1997-06-30
OCEAN FINANCIAL CORP
filed 1997-08-14
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        -------------    -------------



                        Commission file number 0-27428


                             OCEAN FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                    22-3412577
  -------------------------------                     -------------------
  (State of other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)



      975 Hooper Avenue, Toms River, NJ                   08753
  ----------------------------------------              ---------
  (Address of principal executive offices)             (Zip Code)


  Registrant's telephone number, including area code: (732) 240-4500
                                                      --------------


           -------------------------------------------------------
           (Former name, former address and formal fiscal year, if
                          changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X   NO      .
     ---      ---


As of August 11, 1997, there were 8,175,860 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             OCEAN FINANCIAL CORP.

                              INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION
-------     ---------------------

                                                                        PAGE
                                                                        ----


Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition
            as of June 30, 1997 (unaudited) and December 31, 1996          1

            Consolidated Statements of Operations for the three and six
            months ended June 30, 1997 and 1996 (unaudited)                2

            Consolidated Statements of Cash Flows for the three and six
            months ended June 30, 1997 and 1996(unaudited)                 3

            Notes to Unaudited Consolidated Financial Statements           5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation                             7

Part II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings                                             11

Item 2.     Changes in Securities                                         11

Item 3.     Default Upon Senior Securities                                11

Item 4.     Submission of Matters to a Vote of Security Holders           11

Item 5.     Other Information                                             11

Item 6.     Exhibits and Reports on Form 8-K                              11

Signatures                                                                12


                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                      June  30,          December 31,
                                                         1997                1996
                                                     -----------         ------------
                                                     (Unaudited)
ASSETS
------

Cash and due from banks                              $    1,652           $    5,372
Investment securities available for sale                208,360              174,028
Federal Home Loan Bank of New York
  stock, at cost                                         11,511                8,457
Mortgage-backed securities available for
  sale                                                  456,890              395,542
Loans receivable, net                                   725,891              678,728
Mortgage loans held for sale                                  -                  727
Interest and dividends receivable                        11,799                9,757
Real estate owned, net                                    1,268                1,555
Premises and equipment, net                              14,735               14,100
Servicing asset                                           1,658                1,743
Other assets                                             14,358               13,856
                                                     ----------           ----------

      Total assets                                   $1,448,122           $1,303,865
                                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                             $  960,804           $  934,730
Federal Home Loan Bank borrowings                         5,300                8,800
Securities sold under agreements to
   repurchase                                           237,412               99,322
Advances by borrowers for taxes
   and insurance                                          4,683                3,832
Other liabilities                                         4,529                4,392
                                                     ----------           ----------

      Total liabilities                               1,212,728            1,051,076
                                                     ----------           ----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares
         issued                                               -                    -
   Common stock, $.01 par value, 55,000,000
         shares authorized, 9,059,124 shares
         issued and outstanding                              91                   91
   Additional paid-in capital                           176,661              176,812
   Retained earnings-substantially restricted            93,668               88,552
   Less: Net unrealized loss on securities
            available for sale, net of tax                 (275)                (335)
         Unallocated common stock held by
            Employee Stock Ownership Plan               (11,617)             (12,331)
         Unearned Incentive Awards                       (8,864)                   -
         Treasury Stock, at cost, 452,956 shares
            at June 30, 1997                            (14,270)                   -
                                                     ----------           ----------
         Total stockholders' equity                     235,394              252,789
                                                     ----------           ----------

         Total liabilities and stockholders'
            equity                                   $1,448,122           $1,303,865
                                                     ==========           ==========

See accompanying notes to unaudited consolidated financial statements.

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)




                                        For the three months       For the six months
                                            ended June 30,           ended June 30,
                                        --------------------      -------------------
                                           1997       1996          1997        1996
                                        -------     --------      --------    -------
                                             (Unaudited)              (Unaudited)

Interest income:
  Loans                                 $14,097     $12,403       $27,691     $24,545
  Mortgage-backed securities              6,680       4,978        12,410       9,551
  Investment securities and other         3,533       2,389         6,754       4,662
                                        -------     -------       -------     -------
      Total interest income              24,310      19,770        46,855      38,758
                                        -------     -------       -------     -------

Interest expense:
  Deposits                               10,605      10,120        20,900      20,532
  Borrowed funds                          2,905       1,453         4,643       2,249
                                        -------     -------       -------     -------
      Total interest expense             13,510      11,573        25,543      22,781
                                        -------     -------       -------     -------

      Net interest income                10,800       8,197        21,312      15,977

Provision for loan losses                   225         125           450         250
                                        -------     -------       -------     -------

      Net interest income after
         provision for loan losses       10,575       8,072        20,862      15,727
                                        -------     -------       -------     -------

Other income:
  Fees and service charges                  448         457           950         940
  Net gain on sales of loans
     available for sale                       -          48            (1)        223
  Net income from other real estate
     operations                               2          47             6          11
  Other                                     125         194           207         268
                                        -------     -------       -------     -------
      Total other income                    575         746         1,162       1,442
                                        -------     -------       -------     -------

Operating expenses:
  Compensation and employee benefits      3,494       2,801         6,798       4,984
  Occupancy                                 467         439           966         900
  Equipment                                 358         188           670         332
  Marketing                                 282         205           403         327
  Federal deposit insurance                 208         581           297       1,150
  Data processing                           292         209           670         430
  General and administrative                744         609         1,502       1,369
                                        -------     -------       -------     -------
        Total operating expenses          5,845       5,032        11,306       9,492
                                        -------     -------       -------     -------

        Income before income taxes        5,305       3,786        10,718       7,677

Provision for income taxes                1,889       1,313         3,913       2,793
                                        -------     -------       -------     -------

      Net income                        $ 3,416     $ 2,473       $ 6,805     $ 4,884
                                        =======     =======       =======     =======

Earnings per share                      $   .41        N/A        $   .81         N/A
                                        =======     =======       =======     =======

Weighted average shares outstanding       8,269        N/A          8,374         N/A
                                        =======     =======       =======     =======

See accompanying notes to unaudited consolidated financial statements.

                 OCEAN FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands)



                                                               For  the six months
                                                                  ended June 30,
                                                              ----------------------
                                                                 1997         1996
                                                              ---------    ---------
                                                                   (Unaudited)

Cash flows from operating activities:
  Net income                                                  $   6,805    $   4,884
                                                              ---------    ---------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization of ESOP                                            714            -
    ESOP adjustment                                                 355            -
    Amortization of Incentive Awards                                807            -
    Depreciation and amortization of premises
         and equipment                                              661          354
    Amortization of servicing asset                                  89          102
    Net premium amortization in excess of discount
         accretion on securities                                  1,931          651
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                (183)        (266)
    Provision for loan losses                                       450          250
    Net gain on sales of real estate owned                         (129)         (99)
    Net loss (gain) on sales of loans available for sale              1         (223)
    Proceeds from sales of mortgage loans held for sale             703       19,898
    Mortgage loans originated for sale                                -      (21,198)
    Increase in interest and dividends receivable               (2, 042)      (1,762)
    Increase in other assets                                       (537)        (571)
    Increase (decrease) in other liabilities                        137         (328)
                                                              ---------    ---------
      Total adjustments                                           2,957       (3,192)
                                                              ---------    ---------
      Net cash provided by operating activities                   9,762        1,692
                                                              ---------    ---------

Cash flows from investing activities:
  Net increase in loans receivable                              (48,250)     (19,427)
  Purchase of investment securities available for sale          (49,984)     (55,000)
  Purchase of mortgage-backed securities available for
         sale                                                  (151,199)    (136,456)
  Proceeds from maturities of investment securities
         available for sale                                      15,270       34,125
  Principal payments on mortgage-backed securities
         available for sale                                      88,396       56,633
  Purchases of Federal Home Loan Bank of New York stock          (3,054)        (734)
  Proceeds from sales of real estate owned                        1,255          814
  Purchases of premises and equipment                            (1,296)      (2,210)
                                                              ---------    ---------
      Net cash used in investing activities                    (148,862)    (122,255)
                                                              ---------    ---------


                                                           Continued



                                                               For the six months
                                                                 ended June 30,
                                                              --------------------
                                                                1997       1996
                                                              ---------  ---------
                                                                  (Unaudited)

Cash flows from financing activities:
  Increase in deposits                                        $ 26,074   $ 12,589
  Decrease in Federal Home Loan
         Bank borrowings                                       ( 3,500)   (10,400)
  Increase in securities sold under agreements
         to repurchase                                         138,090          -
  Proceeds from common stock subscription                            -    153,509
  Increase in advances by borrowers for taxes and
         insurance                                                 851        260
  Dividends paid                                                (1,689)         -
  Purchase of Incentive Award stock                            (10,176)         -
  Purchases of Treasury stock                                  (14,270)         -
                                                              --------   --------
      Net cash provided by financing activities                135,380    155,958
                                                              --------   --------

      Net (decrease) increase in cash and cash equivalents      (3,720)    35,395

Cash and cash equivalents at beginning of period                 5,372      8,022
                                                              --------   --------

Cash and cash equivalents at end of period                    $  1,652   $ 43,417
                                                              ========   ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                $ 25,136   $ 20,448
      Income taxes                                               3,711      2,906
  Noncash investing activities:
      Transfer of loans receivable to real estate owned            839        629
      Mortgage loans securitized into mortgage-backed
                   securities                                        -     20,213
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

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------




NOTE 1. BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of Ocean Financial Corp. (the "Company") and its wholly-owned subsidiary, Ocean Federal Savings Bank (the "Bank") and its inactive wholly-owned subsidiary, Dome Financial Services, Inc.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for all of 1997.

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


NOTE 2. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

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

Concurrent with the close of the Conversion, an additional 671,046 shares of common stock (8% of the offering) were issued and donated by the Company to the Ocean Federal Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within Ocean County, New Jersey and its neighboring communities. The fair market value of the contribution of $13.4 million was reflected as an expense in the Company's 1996 third quarter operating results and as an increase to capital stock and paid in capital for the same amount. The Company also recorded a related tax benefit of $3.7 million with a corresponding increase to the Company's deferred tax assets. During the first quarter of 1997 the Company received notification from the Internal Revenue Service that it will recognize the Ocean Federal Foundation as a Section 501(c)(3) exempt organization. The notification confirms the Company's ability to recognize a tax benefit on the $13.4 million charitable donation made in connection with the Conversion on July 2, 1996.

NOTE 4. LOANS RECEIVABLE, NET
-----------------------------

Loans receivable at June 30, 1997 and December 31, 1996 consisted of the following (in thousands):



                                       June 30, 1997   December 31, 1996
                                       -------------   -----------------

                                        (Unaudited)
Real estate:
     One- to four-family                    $667,297        $628,525
     Commercial real estate, multi-
      family and land                         14,239          15,634
     Construction                             11,679           9,287
Consumer                                      40,070          36,860
Commercial                                     4,631               -
                                            --------        --------
          Total loans                        737,916         690,306

Less:
     Undisbursed loan funds                    4,397           3,517
     Unamortized discounts, net                   10              11
     Deferred loan fees                        1,278           1,302
     Allowance for loan losses                 6,340           6,021
                                            --------        --------
          Total loans, net                   725,891         679,455

Less: mortgage loans held for sale                 -             727
                                            --------        --------
          Loans receivable, net             $725,891        $678,728
                                            ========        ========

NOTE 5. DEPOSITS
----------------

The major types of deposits at June 30, 1997 and December 31, 1996 were as follows (in thousands):


                        June 30, 1997   December 31, 1996
                        --------------  -----------------
Type of Account          (Unaudited)
---------------          -----------

NOW                           $ 81,297       $ 77,522
Money Market deposit            68,786         70,021
Savings                        169,950        169,527
Time deposits                  640,771        617,660
                              --------       --------
                              $960,804       $934,730
                              ========       ========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 1997 were $1.448 billion, an increase of $144.3 million, or 11.1%, compared to $1.304 billion at December 31, 1996.

Investment securities available for sale increased by $34.3 million, to a balance of $208.4 million at June 30, 1997, compared to a balance of $174.0 million at December 31, 1996, and mortgage-backed securities available for sale increased by $61.3 million, to $456.9 million at June 30, 1997, from $395.5 million at December 31, 1996. The increase in investment and mortgage-backed securities available for sale was due to the continued deployment of a wholesale leverage strategy, adopted in late 1996, designed to improve returns on invested capital. Wholesale leverage growth was funded through securities sold under agreements to repurchase, which increased to $237.4 million at June 30, 1997 from $99.3 at December 31, 1996. The strategy primarily involves the purchase of adjustable-rate mortgage-backed securities funded by short-term repurchase agreements and the purchase of medium-term callable agency securities funded by repurchase agreements with maturities through the call date. Loans receivable, net, increased by $47.2 million, or 7.0%, to a balance of $725.9 million at June 30, 1997, compared to a balance of $678.7 million at December 31, 1996. The increase was largely attributable to robust residential loan growth in the Bank's market area.

Total deposits at June 30, 1997 were $960.8 million, an increase of $26.1 million, compared to $934.7 million at December 31, 1996. Stockholders' equity at June 30, 1997 was $235.4 million, compared to $252.8 million at December 31, 1996. The reduction was due to the award of 335,523 shares of common stock to directors and officers of the Bank under the Bank's 1997 Incentive Plan. The fair market value of the shares on February 4, 1997 (the date of shareholder approval) was initially recorded as a reduction to stockholders' equity and amortized to expense. Additionally, the Company completed the repurchase of 452,956 shares, or 5%, of outstanding common stock. These shares were held as treasury stock at June 30, 1997.

RESULTS OF OPERATIONS

GENERAL

Net income increased to $3.4 million for the three months ended June 30, 1997, as compared to net income of $2.5 million for the three months ended June 30, 1996. For the six months ended June 30, 1997, net income increased to $6.8 million from $4.9 million for the six months ended June 30, 1996. The increase in net income is primarily due to investment earnings on the $163.3 million raised from the conversion of Ocean Federal Savings Bank to the stock form of ownership on July 2, 1996.

INTEREST INCOME

Interest income for the three months ended June 30, 1997 was $24.3 million, compared to $19.8 million for the three months ended June 30, 1996, an increase of $4.5 million, or 23.0%. For the six months ended June 30, 1997, interest income was $46.9 million compared to $38.8 million for the same period in 1996,
an increase of $8.1 million, or 20.9%.   The increases in interest income were
the result of increases in the average size of the investment and mortgage-backed securities available for sale portfolios, due to 1996 purchases resulting from the investment of net Conversion proceeds and the investment, in 1997, of funds received from wholesale borrowings. Also, the average balance of loans receivable increased $83.1 million and $77.5 million for the three and six months ended June 30, 1997, respectively, as compared to the same prior year periods.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 1997 was $13.5 million, compared to $11.6 million for the three months ended June 30, 1996, an increase of $1.9 million or 16.7%. For the six months ended June 30, 1997 interest expense was $25.5 million, compared to $22.8 million for the same period in 1996, an increase of $2.8 million or 12.1%. The increase in interest expense was primarily the result of an increase in the average outstanding balance of total borrowings, as previously discussed, and a smaller average increase in deposits. The average cost of interest-bearing liabilities also increased to 4.71% and 4.64% for the three and six months ended June 30, 1997, respectively, as compared to 4.42% and 4.49% for the same prior year periods due to a greater percentage of higher cost wholesale funding over retail deposit funding.

PROVISION FOR LOAN LOSSES

For the three and six months ended June 30, 1997, the Company's provision for loan losses was $225,000 and $450,000, respectively, compared to $125,000 and $250,000 for the same prior year periods. The increase was due to overall loan growth and the introduction of commercial business loans which generally carry greater credit risk than the 1-4 family mortgage loans which have been the Bank's historical focus.

OTHER INCOME

Other income was $575,000 and $1.2 million for the three and six months ended June 30, 1997, respectively, a decrease of $171,000 and $280,000, compared to the same prior year periods. Income from the net gain on sales of loans available for sale decreased $48,000 and $224,000, for the three and six months ended June 30, 1997, respectively, compared to the same prior year periods. The decrease was primarily due to a reduction in the sale of 30-year fixed rate mortgage loans, which totalled $703,000 in 1997, as compared to $19.9 million in 1996. Management determined that the significant capital position of the Company mitigated the additional interest rate risk associated with retaining these mortgages. For the six months ended June 30, 1997, the Company retained $18.9 million in conforming 30-year fixed rate loans which previously may have been sold. Other income decreased $69,000 and $61,000 for the three and six months ended June 30, 1997, respectively, compared to the same prior year periods due to the recovery, through June 30, 1996, of $101,000 from the previous charge-off of a financial asset.

OPERATING EXPENSES

Operating expenses were $5.8 million and $11.3 million for the three and six months ended June 30, 1997, respectively, representing increases of $813,000 and $1.8 million, compared to the same prior year periods. The increase in compensation and employee benefits expense of $693,000 and $1.8 million for the three and six months ended June 30, 1997, respectively, as compared to the same prior year periods, was due to the expense associated with the amortization, beginning in February 1997, of incentive stock awards and the higher expense associated with the Bank's Employee Stock Ownership Plan as a result of the increase in the Company's stock price over its initial $20 per share cost. The ESOP expense was partly offset by freezing the future accrual of benefits under the Bank's defined benefit pension plan and by eliminating matching contributions under the Bank's 401K Plan.

Equipment expense increased by $170,000 and $338,000 for the three and six months ended June 30, 1997, respectively, compared to the same prior year periods due to the establishment of two new branch offices and the upgrade of computer equipment.

Federal deposit insurance expense declined by $373,000 and $853,000 for the three and six months ended June 30, 1997, respectively, compared to the same prior year periods due to the reduced premiums charged subsequent to the Savings Association Insurance Fund recapitalization during the third quarter of 1996.

PROVISION FOR INCOME TAXES

Income tax expense was $1.9 million and $3.9 million for the three and six months ended June 30, 1997, respectively, compared to $1.3 million and $2.8 million for the three and six months ended June 30, 1996, respectively. The effective tax rate was relatively stable at 36.5% for the six months ended June 30, 1997, as compared to 36.4% for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB. At June 30 1997, the Company had $5.3 million of outstanding overnight borrowings from the FHLB, representing a decrease from $8.8 million at December 31, 1996. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $237.4 million at June 30, 1997 through securities sold under agreements to repurchase, an increase from $99.3 million at December 31, 1996. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the six months ended June 30, 1997, were principally provided by principal payments on loans and mortgage-backed securities, deposit flows, and borrowings through securities sold under agreements to repurchase. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans. The Company also used funds to purchase outstanding common stock, either to fund incentive awards or to hold as treasury stock. For the six months ended June 30, 1996, the cash needs of the Company were primarily satisfied by investment maturities, principal payments on loans and mortgage-backed securities and proceeds from common stock subscriptions. The cash was principally utilized for loan originations and purchases of investment and mortgage-backed securities.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of June 30, 1997 and December 31, 1996, the Bank's liquidity ratios were 11.25% and 17.5%, respectively, both in excess of the 5% minimum regulatory requirement.

At June 30, 1997, the Bank exceeded all of its regulatory capital requirements with tangible capital of $171.5 million, or 12.2%, of total adjusted assets, which is above the required level of $21.0 million or 1.5%; core capital of $171.5 million or 12.2% of total adjusted assets, which is above the required level of $42.1 million, or 3.0%; and risk-based capital of $177.5 million, or 30.9% of risk-weighted assets, which is above the required level of $45.9 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

NON-PERFORMING ASSETS

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at June 30, 1997 or December 31, 1996. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                            June 30,     December 31,
                                              1997           1996
                                            --------     ------------
                                             (Dollars in thousands)

Non-accrual loans:
     Real estate:
           One-to four-family                $6,243         $7,148
           Commercial real estate,
            multi-family and land               262            122
           Construction                           -            314
      Consumer                                  184            113
                                             ------         ------
           Total                              6,689          7,697
 REO, net                                     1,268          1,555
                                             ------         ------
           Total non-performing assets       $7,957         $9,252
                                             ======         ======

 Allowance for loan losses as a percent of
      total loans receivable                    .86%           .88%
 Allowance for loan losses as percent of
      total non-performing loans              94.78%         78.23%
 Non-performing loans as a percent of total
      loans receivable                          .91%          1.12%
 Non-performing assets as a percent of total
      assets                                    .55%           .71%

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

                The Company is not engaged in any l egal proc eedings of a material nature at the present time. From t ime to ti me, the Company is a party to routine legal proceedings within the norm al course of business. Such routine legal proceedings in t he aggreg ate are believed by management to be immaterial to the Company's financial condition or results of operations.

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

                    3.2  Bylaws of Ocean Financial Corp.*

                    4.0  Stock Certificate of Ocean Financial Corp.*

                    11   Computation of earnings per share

                    27   Financial Data Schedule (filed herewith)



                b) There were no reports on Form 8-K filed during the three months ended June 30, 1997.



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



                                    Ocean Financial Corp.
                                    ---------------------------------
                                    Registrant


DATE:  August 11, 1997               /s/ John R. Garbarino
                                    ---------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  August 11, 1997               /s/ Michael Fitzpatrick
                                    ---------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice president and
                                    Chief Financial Officer