Form 10-Q
period 1997-09-30
OCEAN FINANCIAL CORP
filed 1997-11-13
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to _____________



                        Commission file number 0-27428



                             OCEAN FINANCIAL CORP.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    22-3412577
-------------------------------           ------------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



   975 Hooper Avenue, Toms River, NJ                         08753
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:           (732) 240-4500
                                                        -----------------------


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


As of November 13, 1997, there were 8,014,860 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             OCEAN FINANCIAL CORP.


                              INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION
-------   ---------------------
                                                                          PAGE
                                                                          ----
Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          as of September 30, 1997 (unaudited) and December 31, 1996.....   1

          Consolidated Statements of Operations for the three and
          nine months ended September 30, 1997 and 1996 (unaudited)......   2

          Consolidated Statements of Cash Flows for the three and
          nine months ended September 30, 1997 and 1996(unaudited).......   3

          Notes to Unaudited Consolidated Financial Statements...........   5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.............................   7

Part II.  OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings..............................................  11

Item 2.   Changes in Securities..........................................  11

Item 3.   Default Upon Senior Securities.................................  11

Item 4.   Submission of Matters to a Vote of Security Holders............  11

Item 5.   Other Information..............................................  11

Item 6.   Exhibits and Reports on Form 8-K...............................  11


Signatures...............................................................  12

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                          September 30,   December 31,
                                                               1997           1996
                                                          -------------   ------------
                                                           (Unaudited)
ASSETS
------
Cash and due from banks                                      $   (1,875)    $    5,372
Investment securities available for sale                        206,420        174,028
Federal Home Loan Bank of New York
  stock, at cost                                                 13,166          8,457
Mortgage-backed securities available for
  sale                                                          474,634        395,542
Loans receivable, net                                           754,734        678,728
Mortgage loans held for sale                                          -            727
Interest and dividends receivable                                12,213          9,757
Real estate owned, net                                              989          1,555
Premises and equipment, net                                      14,499         14,100
Servicing asset                                                   1,609          1,743
Other assets                                                     12,831         13,856
                                                             ----------     ----------
   Total assets                                              $1,489,220     $1,303,865
                                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                     $  965,736     $  934,730
Federal Home Loan Bank borrowings                                18,400          8,800
Securities sold under agreements to
   repurchase                                                   269,115         99,322
Advances by borrowers for taxes
   and insurance                                                  4,686          3,832
Other liabilities                                                 5,399          4,392
                                                             ----------     ----------

   Total liabilities                                          1,263,336      1,051,076
                                                             ----------     ----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                   -              -
   Common stock, $.01 par value, 55,000,000
         shares authorized, 9,059,124 shares
         issued and outstanding                                      91             91
   Additional paid-in capital                                   176,919        176,812
   Retained earnings-substantially restricted                    95,610         88,552
   Net unrealized gain (loss) on securities
         available for sale, net of tax                           2,451           (335)
   Less: Unallocated common stock held by
          Employee Stock Ownership Plan                         (11,260)       (12,331)
         Unearned Incentive Awards                               (8,381)             -
         Treasury Stock, at cost, 883,264 shares
          at September 30, 1997                                 (29,546)             -
                                                             ----------     ----------
         Total stockholders' equity                             225,884        252,789
                                                             ----------     ----------

         Total liabilities and stockholders'
          equity                                             $1,489,220     $1,303,865
                                                             ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                       For the three months      For the nine months
                                       ended September 30,       ended September 30,
                                       ---------------------     --------------------
                                          1997        1996         1997       1996
                                       ---------   ---------     ---------  ---------
                                            (Unaudited)              (Unaudited)
Interest income:
  Loans                                  $14,637     $12,667       $42,328    $37,211
  Mortgage-backed securities               7,192       4,896        19,602     14,448
  Investment securities and other          3,739       2,779        10,493      7,441
                                         -------     -------       -------    -------
      Total interest income               25,568      20,342        72,423     59,100
                                         -------     -------       -------    -------
Interest expense:
  Deposits                                11,001      10,148        31,901     30,680
  Borrowed funds                           3,651          26         8,282      2,124
  Other                                        6           4            18        155
                                         -------     -------       -------    -------
      Total interest expense              14,658      10,178        40,201     32,959
                                         -------     -------       -------    -------

      Net interest income                 10,910      10,164        32,222     26,141

Provision for loan losses                    225         225           675        475
                                         -------     -------       -------    -------

      Net interest income after
       provision for loan losses          10,685       9,939        31,547     25,666
                                         -------     -------       -------    -------

Other income:
  Fees and service charges                   477         444         1,427      1,384
  Net gain on sales of loans
   available for sale                          1          44             1        267
  Net income (loss) from other real
   estate operations                           5         (23)           12        (12)
  Other                                       89          87           294        355
                                         -------     -------       -------    -------
      Total other income                     572         552         1,734      1,994
                                         -------     -------       -------    -------

Operating expenses:
  Compensation and employee benefits       3,492       2,537        10,290      7,521
  Occupancy                                  480         424         1,445      1,325
  Equipment                                  307         201           978        533
  Marketing                                  138         187           541        514
  Federal deposit insurance                  210       6,310           506      7,459
  Data processing                            288         209           959        672
  General and administrative                 809         712         2,311      2,048
  Charitable donation                          -      13,419             -     13,419
                                         -------     -------       -------    -------
      Total operating expenses             5,724      23,999        17,030     33,491
                                         -------     -------       -------    -------

      Income (loss) before income
       taxes                               5,533     (13,508)       16,251     (5,831)

Provision (benefit) for income taxes       1,993      (3,690)        5,906       (897)
                                         -------     -------       -------    -------

      Net income (loss)                  $ 3,540     $(9,818)      $10,345    $(4,934)
                                         =======     =======       =======    =======

Earnings (loss) per share                $   .45     $ (1.16)      $  1.26        N/A
                                         =======     =======       =======    =======

Weighted average shares outstanding        7,846       8,423         8,199        N/A
                                         =======     =======       =======    =======

See accompanying notes to unaudited consolidated financial statements.

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                      For the nine months
                                                                      ended September 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     ---------    ---------
                                                                          (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                                   $  10,345    $  (4,934)
                                                                     ---------    ---------

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Donation of 671,046 shares of common stock to
         the Ocean Federal Foundation                                        -       13,419
    Amortization of ESOP                                                 1,071          820
    ESOP adjustment                                                        613           65
    Amortization of Incentive Awards                                     1,289            -
    Depreciation and amortization of premises
         and equipment                                                   1,008          541
    Amortization of servicing asset                                        138          148
    Net premium amortization in excess of discount
         accretion on securities                                         2,719        1,125
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                       (272)        (381)
    Provision for loan losses                                              675          475
    Provision for deferred taxes                                             -       (3,700)
    Net gain on sales of real estate owned                                (184)        (136)
    Net loss (gain) on sales of loans available for sale                     1         (267)
    Proceeds from sales of mortgage loans held for sale                    703       24,015
    Mortgage loans originated for sale                                       -      (22,579)
    Increase in interest and dividends receivable                       (2,456)      (1,488)
    (Increase) decrease in other assets                                   (612)         695

    Increase  in other liabilities                                       1,007        4,158
                                                                      --------     --------
      Total adjustments                                                  5,700       16,910
                                                                      --------     --------
      Net cash provided by operating activities                         16,045       11,976
                                                                      --------     --------

Cash flows from investing activities:
  Net increase in loans receivable                                     (77,845)     (39,265)
  Purchase of investment securities available for sale                 (50,984)     (75,006)
  Purchase of mortgage-backed securities available for sale           (202,319)    (163,128)
  Proceeds from maturities of investment securities
         available for sale                                             20,270       34,125
  Principal payments on mortgage-backed securities
         available for sale                                            123,253       85,784
  Purchases of Federal Home Loan Bank of New York stock                 (4,709)        (734)
  Proceeds from sales of real estate owned                               2,205        1,479
  Purchases of premises and equipment                                   (1,407)      (5,204)
                                                                      --------     --------
      Net cash used in investing activities                           (191,536)    (161,949)
                                                                      --------     --------

                                                                      Continued

                                                                      For the nine months
                                                                      ended September 30,
                                                                     ----------------------
                                                                       1997         1996
                                                                     ---------    ---------
                                                                          (Unaudited)
Cash flows from financing activities:
  Increase (decrease) in deposits                                     $ 31,006         (287)
  Increase (decrease) in Federal Home Loan
         Bank borrowings                                                 9,600       (5,000)
  Increase in securities sold under agreements
         to repurchase                                                 169,793            -
  Net proceeds from common stock issuance                                    -      149,881
  Increase in advances by borrowers for taxes and
         insurance                                                         854          396
  Dividends paid                                                        (3,287)           -
  Purchase of Incentive Award stock                                    (10,176)           -

  Purchases of Treasury stock                                          (29,546)           -
                                                                      --------     --------
      Net cash provided by financing activities                        168,244      144,990
                                                                      --------     --------

      Net decrease in cash and due from banks                           (7,247)      (4,983)

Cash and due from banks at beginning of period                           5,372        8,022
                                                                      --------     --------

Cash and due from banks at end of period                              $ (1,875)    $  3,039
                                                                      ========     ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
      Interest                                                        $ 39,656     $ 33,090
      Income taxes                                                       5,346        4,206
  Noncash investing activities:
      Transfer of loans receivable to real estate owned                  1,455        1,517
      Mortgage loans securitized into mortgage-backed
         securities                                                          -       23,392
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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for all of 1997.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to share holders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

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

Concurrent with the close of the Conversion, an additional 671,046 shares of common stock (8% of the offering) were issued and donated by the Company to the Ocean Federal Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within Ocean County, New Jersey and its neighboring communities. The fair market value of the contribution of $13.4 million was reflected as an expense in the Company's 1996 third quarter operating results and as an increase to capital stock and paid in capital for the same amount.
The Company also recorded a related tax benefit of $3.7 million with a corresponding increase to the Company's deferred tax assets. During the first quarter of 1997 the Company received notification from the Internal Revenue Service that it will recognize the Ocean Federal Foundation as a Section 501(c)(3) exempt organization. The notification confirms the Company's ability to recognize a tax benefit on the charitable donation made in connection with the Conversion on July 2, 1996, subject to limitations based on 10% of the Company's annual taxable income. The Company, however, is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made.

NOTE 4. LOANS RECEIVABLE, NET
-----------------------------

Loans receivable at September 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                       September 30, 1997   December 31, 1996
                                       -------------------  -----------------
                                          (Unaudited)
Real estate:
     One- to four-family                         $689,710            $628,525
     Commercial real estate, multi-
      family and land                              13,817              15,634
     Construction                                  10,721               9,287
Consumer                                           41,908              36,860
Commercial                                         10,235                   -
                                                 --------            --------
          Total loans                             766,391             690,306

Less:
     Undisbursed loan funds                         3,885               3,517
     Unamortized discounts, net                        10                  11
     Deferred loan fees                             1,249               1,302
     Allowance for loan losses                      6,513               6,021
                                                 --------            --------
          Total loans, net                        754,734             679,455

Less: mortgage loans held for sale                      -                 727
                                                 --------            --------
          Loans receivable, net                  $754,734            $678,728
                                                 ========            ========

NOTE 5. DEPOSITS
----------------

The major types of deposits at September 30, 1997 and December 31, 1996 were as follows (in thousands):

                                 September 30, 1997 December 31, 1996
                                 ------------------ -----------------
Type of Account                      (Unaudited)
---------------
NOW                                   $ 84,476          $ 77,522
Money Market deposit                    68,088            70,021
Savings                                167,914           169,527
Time deposits                          645,258           617,660
                                      --------          --------
                                      $965,736          $934,730
                                      ========          ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at September 30, 1997 were $1.489 billion, an increase of $185.4 million, or 14.2%, compared to $1.304 billion at December 31, 1996.

Investment securities available for sale increased by $32.4 million, to a balance of $206.4 million at September 30, 1997, compared to a balance of $174.0 million at December 31, 1996, and mortgage-backed securities available for sale increased by $79.1 million, to $474.6 million at September 30, 1997, from $395.5 million at December 31, 1996. The increase in investment and mortgage-backed securities available for sale was due to the continued deployment of a wholesale leverage strategy, adopted in late 1996, designed to improve returns on invested capital. Wholesale leverage growth was funded through securities sold under agreements to repurchase, which increased to $269.1 million at September 30, 1997 from $99.3 at December 31, 1996. The strategy primarily involves the purchase of adjustable and fixed-rate mortgage-backed securities funded by short and medium-term repurchase agreements and the purchase of medium-term callable agency securities funded by repurchase agreements with maturities through the call date. Loans receivable, net, increased by $76.0 million, or 11.2%, to a balance of $754.7 million at September 30, 1997, compared to a balance of $678.7 million at December 31, 1996. The increase was largely attributable to robust residential loan growth in the Bank's market area, as well as commercial lending initiatives which accounted for $10.2 million of this growth.

Total deposits at September 30, 1997 were $965.7 million, an increase of $31.0 million, compared to $934.7 million at December 31, 1996. Stockholders' equity at September 30, 1997 was $225.9 million, compared to $252.8 million at December 31, 1996. The reduction was due to the award of 335,523 shares of common stock to directors and officers of the Company and the Bank under the Company's 1997 Incentive Plan. The fair market value of the shares on February 4, 1997 (the date of shareholder approval) was initially recorded as a reduction to stockholders' equity and is being amortized to expense. Additionally, through September 30, 1997, the Company has completed the repurchase of 883,264 shares, or 9.7%, of outstanding common stock. These shares were held as treasury stock at September 30, 1997.

RESULTS OF OPERATIONS

GENERAL

Net income increased to $3.5 million for the three months ended September 30, 1997, as compared to a net loss of $9.8 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net income increased to $10.3 million from a net loss of $4.9 million for the nine months ended September 30, 1996. Prior year amounts for the quarter and year-to-date were adversely affected by a charge of $5.7 million ($3.7 million after tax) representing the Bank's share of a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. Additionally, concurrent with the close of the Company's stock offering on July 2, 1996, the Company funded the Ocean Federal Foundation with a one-time donation of 671,046 shares of common stock, resulting in a charge of $13.4 million ($9.7 million after tax).

INTEREST INCOME

Interest income for the three months ended September 30, 1997 was $25.6 million, compared to $20.3 million for the three months ended September 30, 1996, an increase of $5.2 million, or 25.7%. For the nine months ended September 30, 1997, interest income was $72.4 million compared to $59.1 million for the same period in 1996, an increase of $13.3 million, or

22.5%. The increases in interest income were the result of increases in the average size of the investment and mortgage-backed securities available for sale portfolios, due to 1996 purchases relating to the investment of net Conversion proceeds and the investment, in 1997, of funds received from wholesale borrowings. Also, the average balance of loans receivable increased $96.9 million and $84.0 million for the three and nine months ended September 30, 1997, respectively, as compared to the same prior year periods.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1997 was $14.7 million, compared to $10.2 million for the three months ended September 30, 1996, an increase of $4.5 million or 44.0%. For the nine months ended September 30, 1997 interest expense was $40.2 million, compared to $33.0 million for the same period in 1996, an increase of $7.2 million or 22.0%. The increase in interest expense was primarily the result of an increase in the average outstanding balance of total borrowings, as previously discussed, and a smaller average increase in deposits. The average cost of interest-bearing liabilities also increased to 4.84% and 4.70% for the three and nine months ended September 30, 1997, respectively, as compared to 4.37% and 4.46% for the same prior year periods due to a greater percentage increase in higher cost wholesale funding over retail deposit funding.

PROVISION FOR LOAN LOSSES

For the three and nine months ended September 30, 1997, the Company's provision for loan losses was $225,000 and $675,000, respectively, compared to $225,000 and $475,000 for the same prior year periods. The increase was due to overall loan growth and the introduction of commercial business loans which generally carry greater credit risk than the 1-4 family mortgage loans which have been the Bank's historical focus.

OTHER INCOME

Other income was $572,000 and $1.7 million for the three and nine months ended September 30, 1997, respectively, compared to the $552,000 and $2.0 million for the same prior year periods. Income from the net gain on sales of loans available for sale decreased $266,000, for the nine months ended September 30, 1997, compared to the same prior year period. The decrease was primarily due to a reduction in the sale of 30-year fixed rate mortgage loans, which totalled $704,000 in 1997, as compared to $23.7 million in 1996. Management determined that the significant capital position of the Company mitigated the additional interest rate risk associated with retaining these mortgages. For the nine months ended September 30, 1997, the Company retained $32.1 million in conforming 30-year fixed rate loans which previously may have been sold.

OPERATING EXPENSES

Operating expenses were $5.7 million and $24.0 million for the three and nine months ended September 30, 1997, respectively, representing decreases of $18.3 million and $16.5 million, compared to the same prior year periods. The charitable donation to the Ocean Federal Foundation in the third quarter of 1996 accounted for $13.4 million of the decrease. Additionally, federal deposit insurance expense declined by $6.1 million and $7.0 million for the three and nine months ended September 30, 1997, respectively, compared to the same prior year periods due to the special SAIF assessment of $5.7 million recorded in the third quarter of 1996.

The increase in compensation and employee benefits expense of $955,000 and $2.8 million for the three and nine months ended September 30, 1997, respectively, as compared to the same prior year periods, was due to the expense associated with the amortization, beginning in February 1997, of incentive stock awards and the higher expense associated with the Bank's Employee Stock Ownership Plan as a result of the increase in the Company's stock price over its initial $20 per share cost. The ESOP expense was partly offset by freezing the future accrual of benefits under the Bank's defined benefit pension plan and by eliminating matching contributions under the Bank's 401K Plan.

Equipment expense increased by $106,000 and $445,000 for the three and nine months ended September 30, 1997, respectively, compared to the same prior year periods due to the establishment of two new branch offices and the upgrade of computer equipment.

PROVISION (BENEFIT) FOR INCOME TAXES

Income tax expense was $2.0 million and $5.9 million for the three and nine months ended September 30, 1997, respectively, compared to an income tax benefit of $3.7 million and $900,000 for the three and nine months ended September 30, 1996, respectively. The tax benefit in 1996 was due to the pretax losses created by the charitable donation and the SAIF special assessment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB. At September 30 1997, the Company had $18.4 million of outstanding overnight borrowings from the FHLB, representing an increase from $8.8 million at December 31, 1996. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $269.1 million at September 30, 1997 through securities sold under agreements to repurchase, an increase from $99.3 million at December 31, 1996. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the nine months ended September 30, 1997, were principally provided by principal payments on loans and mortgage-backed securities, deposit flows, and borrowings through securities sold under agreements to repurchase. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans. The Company also used funds to purchase outstanding common stock, either to fund incentive awards or to hold as treasury stock. For the nine months ended September 30, 1996, the cash needs of the Company were primarily satisfied by investment maturities, principal payments on loans and mortgage-backed securities and proceeds from common stock subscriptions. The cash was principally utilized for loan originations and purchases of investment and mortgage-backed securities.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of September 30, 1997 and December 31, 1996, the Bank's liquidity ratios were 10.3% and 17.5%, respectively, both in excess of the 5% minimum regulatory requirement.

At September 30, 1997, the Bank exceeded all of its regulatory capital requirements with tangible capital of $173.1 million, or 11.9%, of total adjusted assets, which is above the required level of $21.8 million or 1.5%; core capital of $173.1 million or 11.9% of total adjusted assets, which is above the required level of $43.7 million, or 3.0%; and risk-based capital of $179.3 million, or 30.2% of risk-weighted assets, which is above the required level of $47.5 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

NON-PERFORMING ASSETS

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at September 30, 1997 or December 31, 1996. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                        September 30,   December 31,
                                             1997          1996
                                        -------------   ------------
                                           (Dollars in thousands)
Non-accrual loans:
     Real estate:
          One-to four-family                   $6,406         $7,148
          Commercial real estate,
           multi-family and land                  261            122
          Construction                              -            314
     Consumer                                     111            113
                                               ------         ------
          Total                                 6,778          7,697
REO, net                                          989          1,555
                                               ------         ------
          Total non-performing assets          $7,767         $9,252
                                               ======         ======

Allowance for loan losses as a percent of
     total loans receivable                       .85%           .88%
Allowance for loan losses as percent of
     total non-performing loans                 96.09%         78.23%
Non-performing loans as a percent of total
     loans receivable                             .88%          1.12%
Non-performing assets as a percent of total
     assets                                       .52%           .71%


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

              3.2  Bylaws of Ocean Financial Corp.*

              4.0  Stock Certificate of Ocean Financial Corp.*

              11   Computation of earnings per share

              27   Financial Data Schedule (filed herewith)

          b) There were no reports on Form 8-K filed during the three months ended September 30, 1997.

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

                                    Ocean Financial Corp.
                                    -------------------------------
                                    Registrant


DATE:  November 13, 1997             /s/ John R. Garbarino
                                    --------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  November 13, 1997             /s/ Michael Fitzpatrick
                                    --------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer