Form 10-K405
period 1997-12-31
OCEAN FINANCIAL CORP
filed 1998-03-25
CIK 1004702

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended DECEMBER 31, 1997
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

      Registrant's telephone number, including area code: (732) 240-4500
       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:

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
                                               -------     -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $261,336,000, based upon the last sales price as quoted on The Nasdaq Stock Market for March 18, 1998.

  The number of shares of Common Stock outstanding as of March 18, 1998 is 7,767,067.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997, IS INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

  THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.


                                     INDEX

                                                                     PAGE
                                    PART I
Item 1.  Business..................................................     1
Item 2.  Properties................................................    28
Item 3.  Legal Proceedings.........................................    28
Item 4.  Submission of Matters to a Vote of Security Holders.......    28

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................    28
Item 6.  Selected Financial Data...................................    28
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................    28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk    28
Item 8.  Financial Statements and Supplementary Data...............    28
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure....................    29

                                   PART III

Item 10. Directors and Executive Officers of the Registrant........    29
Item 11. Executive Compensation....................................    29
Item 12. Security Ownership of Certain Beneficial Owners
         and Management............................................    29
Item 13. Certain Relationships and Related Transactions............    29

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...............................................    29

SIGNATURES

                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

Ocean Financial Corp. (the "Company") was organized by the Board of Directors of Ocean Federal Savings Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form, which was completed on July 2, 1996. At December 31, 1997, the Company had consolidated total assets of $1,510.9 million and total equity of $215.5 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a federally chartered mutual savings bank in 1989. The Bank's principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans within its market area. To a significantly lesser extent, the Bank invests in commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, and other investments permitted by applicable law and regulations. The Bank may periodically sell newly originated 30-year, fixed-rate mortgage loans to the secondary market. Loan sales come from loans held in the Bank's portfolio designated as being held for sale or originated during the period and being so designated. The Bank retains all of the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest on its investment and mortgage-backed securities and income from loan servicing. The Bank's primary sources of funds are deposits, principal and interest payments on loans, Federal Home Loan Bank ("FHLB") and other borrowings and to a lesser extent, investment maturities and proceeds from the sale of loans.

In addition to historical information, this Form 10-K may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and state tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail herein and in the Company's Annual Report to Stockholders.

MARKET AREA AND COMPETITION

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and nine additional branch offices, eight of which are located in Ocean County and one of which is located in Middlesex County, New Jersey. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Ocean County and Southern Monmouth County.

The Bank is the oldest and largest community-based financial institution headquartered in Ocean County, New Jersey, which is located along the central New Jersey shore. Ocean County is among the fastest growing population areas in New Jersey and has a significant number of retired residents who have traditionally provided the Bank with a stable source of deposit funds. The economy in the Bank's primary market area is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is also home to commuters working in New Jersey suburban areas around New York and Philadelphia.

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

LENDING ACTIVITIES

Loan Portfolio Composition.  The Bank's loan portfolio consists primarily of
--------------------------
conventional first mortgage loans secured by one- to four-family residences. At December 31, 1997, the Bank had total loans outstanding of $794.3 million, of which $711.6 million or 89.57 % of total loans, were one- to four-family, residential mortgage loans. The remainder of the portfolio consisted of $45.4 million of consumer loans, primarily home equity loans and lines of credit, equaling 5.72% of total loans; $25.7 million of commercial real estate, multi-family and land loans, or 3.24% of total loans; $8.7 million of real estate construction loans, or 1.10% of total loans; and $2.9 million of commercial loans, or .37% of total loans. The Bank had no loans held for sale at December 31, 1997. At that same date, 59.87% of the Bank's total loans had adjustable interest rates.

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

                                                             At December 31,
                               -------------------------------------------------------------------------------------
                                      1997                  1996              1995                 1994                 1993
                               ----------------------------------------------------------------------------------------------------
                                          PERCENT              PERCENT             PERCENT             PERCENT             PERCENT
                                 AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (DOLLARS IN THOUSANDS)
Real estate:
 One- to four-family........... $711,548    89.57%  $628,525    91.05%  $575,010    92.01%  $552,401   91.63%   $505,984   91.66%
 Commercial real estate,
      multi-family and land....   25,699     3.24     15,634     2.26     14,939     2.39     13,885
 Construction..................    8,748     1.10      9,287     1.35      8,153     1.30     10,474    1.74       8,123    1.47
Consumer (1)...................   45,417     5.72     36,860     5.34     26,867     4.30     26,100    4.33      26,427    4.79
Commercial loans...............    2,904      .37          -        -          -        -          -       -           -       -
                                --------   ------   --------   ------   --------   ------   --------  ------    --------  ------
     Total loans...............  794,316   100.00%   690,306   100.00%   624,969   100.00%   602,860  100.00%    552,006  100.00%
                                           ======              ======              ======             ======              ======
Less:
 Undisbursed loan funds........    2,867               3,517               2,687               2,661               2,341
 Unamortized discounts, net....        9                  11                  12                  13                  27
 Deferred loan fees............    1,133               1,302               1,679               2,263               3,286
 Allowance for loan losses.....    6,612               6,021               6,001               5,608               5,504
                                --------            --------            --------            --------            --------
     Total loans, net..........  783,695             679,455             614,590             592,315             540,848
Less:
 Mortgage loans held for sale..        -                 727               1,894                   -                 963
                                --------            --------            --------            --------            --------
 Loans receivable, net......... $783,695            $678,728            $612,696            $592,315            $539,885
                                ========            ========            ========            ========            ========
Total loans:
 Adjustable rate............... $475,533    59.87%  $437,706    63.41%  $405,485    64.88%  $386,424   64.10%   $332,487   60.23%
 Fixed rate....................  318,783    40.13    252,600    36.59    219,484    35.12    216,436   35.90     219,519   39.77
                                --------   ------   --------   ------   --------   ------   --------  ------    --------  ------
     Total loans............... $794,316   100.00%  $690,306   100.00%  $624,969   100.00%  $602,860  100.00%   $552,006  100.00%
                                ========   ======   ========   ======   ========   ======   ========  ======    ========  ======

___________________________
(1) Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity.  The following table shows the contractual maturity of the Bank's
-------------
total loans at December 31, 1997. There were no loans held for sale at December 31, 1997. The table does not include principal repayments. Principal repayments, including prepayments, on total loans was $120.9 million, $103.5 million and $89.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                       AT DECEMBER 31, 1997
                                           ---------------------------------------------------------------------------
                                                        COMMERCIAL
                                            ONE- TO    REAL ESTATE,                                           TOTAL
                                             FOUR-     MULTI-FAMILY                            COMMERCIAL     LOANS
                                             FAMILY      AND LAND     CONSTRUCTION   CONSUMER     LOANS     RECEIVABLE
                                           ---------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
One year or less........................    $ 23,692     $ 6,526        $8,748       $ 5,309     $1,099      $ 45,374
                                            --------     -------        ------       -------     ------      --------
After one year:
  More than one year to three years.....      51,973         763             -         8,304        290        61,330
  More than three years to five years...      56,870       6,290             -         7,821      1,324        72,305
  More than five years to 10 years......     134,274       1,628             -        16,304        191       152,397
  More than 10 years to 20 years........     235,045       6,569             -         7,679          -       249,293
  More than 20 years....................     209,694       3,923             -             -          -       213,617
                                            --------     -------        ------       -------     ------      --------

  Total due after December 31, 1998.....     687,856      19,173             -        40,108      1,805       748,942
                                            --------     -------        ------       -------     ------      --------

  Total amount due......................    $711,548     $25,699        $8,748       $45,417     $2,904       794,316
                                            ========     =======        ======       =======     ======
    Less:
      Undisbursed loan funds............                                                                        2,867
      Unamortized discounts, net........                                                                            9
      Deferred loan fees................                                                                        1,133
      Allowance for loan losses.........                                                                        6,612
                                                                                                             --------
  Total loans, net......................                                                                      783,695

Less:  Mortgage loans held for sale.....                                                                            -
                                                                                                             --------
Loans receivable, net...................                                                                     $783,695
                                                                                                             ========

The following table sets forth at December 31, 1997, the dollar amount of total loans receivable contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                DUE AFTER DECEMBER 31, 1998
                                                       -----------------------------------------------
                                                          Fixed          ADJUSTABLE           Total
                                                      --------------  ----------------      ----------
                                                                       (In thousands)
Real estate loans:
  One- to four-family..................                 $266,606          $421,250           $687,856
  Commercial real estate,
     multi-family and land.............                    9,763             9,410             19,173
Consumer...............................                   15,775            24,333             40,108
Commercial loans.......................                    1,697               108              1,805
                                                        --------          --------           --------
   Total loans receivable..............                 $293,841          $455,101          $748,942
                                                        ========          ========          ========

Origination, Sale, Servicing and Purchase of Loans.  The Bank's residential
--------------------------------------------------
mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank's branch offices. The Bank originates both adjustable-rate and fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank may periodically sell part of the 30-year, fixed-rate mortgage loans that it originates and retain for portfolio ARM loans and shorter term fixed-rate loans with maturities of 15 years or less. The Bank retains all servicing of the loans sold. See "- Loan Servicing." At December 31, 1997 there were no loans categorized as held for sale. In the past, the Bank has also originated loans through commitments negotiated with correspondent mortgage origination firms.

The following tables set forth the Bank's loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.

                                                                         FOR THE YEAR DECEMBER 31,
                                                         -------------------------------------------------------
                                                                1997                   1996              1995
                                                           --------------          -------------      ----------
                                                                              (IN THOUSANDS)
Total loans:
Beginning balance..........................                   $690,306                $624,969          $602,860
                                                              --------                --------          --------
  Loans originated:
     One- to four-family...................                    182,519                 170,381           112,283
     Commercial real estate,
         multi-family and land.............                     16,709                   2,031             4,058
     Construction..........................                      4,743                   1,537             6,010
     Consumer..............................                     22,982                  21,829            11,007
     Commercial ...........................                      3,177                       -                 -
                                                              --------                --------          --------
           Total loans originated..........                    230,130                 195,778           133,358
                                                              --------                --------          --------
           Total...........................                    920,436                 820,747           736,218
Less:
  Principal repayments.....................                    120,905                 103,546            89,596
  Sales of loans...........................                      2,752                  24,711            18,861
  Transfer to REO..........................                      2,463                   2,184             2,792
                                                              --------                --------          --------
Total loans................................                   $794,316                $690,306          $624,969
                                                              ========                ========          ========

One- to Four-Family Mortgage Lending.  The Bank offers both fixed-rate and
------------------------------------
adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to 30 years. Substantially all of such loans are secured by property located in the Bank's primary market area. Loan originations are generally obtained from the Bank's existing or past customers, members of the local communities and commissioned loan representatives and their contacts with the local real estate industry. In the past, the Bank has also originated loans through commitments negotiated with correspondent mortgage origination firms.

At December 31, 1997, the Bank's total loans outstanding were $794.3 million, of which $711.6 million, or 89.57%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent, the Bank also makes mortgage loans secured by seasonal second homes. The average size of the Bank's one- to four-family mortgage loan was approximately $82,000 at December 31, 1997. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, or five-years. The Bank's ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.25% above the index. The Bank also offers three-, five-, and seven-year ARM loans which operate as fixed-rate loans for three, five or seven years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.25% above the one-year U.S. Treasury constant maturity yield.

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

The Bank's fixed-rate mortgage loans currently are made for terms from 10 to 30 years. At December 31, 1997, the Bank had commitments for the origination of fixed-rate mortgage loans totaling $24.5 million. The normal terms for such commitments provide for a maximum of 90 days rate lock upon receipt of a 1.0% fee charged on the mortgage amount. The Bank may periodically sell part of the 30-year, fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans with maturities of 15 years or less, and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of REO, loans to officers, directors or employees of the Bank and "jumbo", non-conforming loans as determined by applicable FNMA and FHLMC guidelines. The Bank may retain all or most of its longer term fixed rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations.

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

Commercial Real Estate, Multi-Family and Land Lending.  The Bank originates
-----------------------------------------------------
commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty five years with fixed or adjustable rates which are indexed to a margin above the one-, three-, or five-year U.S. Treasury constant maturity yield. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 120%. Generally, properties securing a loan are appraised by an independent appraiser and title insurance is required on all first mortgage loans. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank's commercial real estate loan portfolio at

December 31, 1997 was $21.5 million, or 2.71% of total loans. The largest commercial real estate loan in the Bank's portfolio at December 31, 1997 was a performing loan for which the Bank had an outstanding carrying balance of $2.7 million, which was secured by a first mortgage on an owner-occupied 38,000 square foot commercial building.

The Bank originates multi-family mortgage loans generally secured by buildings with five or more housing units located in the Bank's primary market area. As a result of market conditions in its primary market area, the Bank currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family adjustable-rate mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property to a maximum amount of generally $4 million. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Bank's multi-family loan portfolio at December 31, 1997, totaled $4.0 million. The Bank's largest multi-family loan at December 31, 1997, had an outstanding balance of $2.2 million and was secured by a 125-unit affordable-housing apartment complex located in Toms River, New Jersey. To a significantly lesser extent, the Bank also originates land loans. Such loans totaled $153,000 at December 31, 1997.

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

Construction Lending.  At December 31, 1997, construction loans totaled $8.7
--------------------
million, or 1.10%, of the Bank's total loans outstanding. The Bank originates single-family construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank's construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to developers known to the Bank in order to build single-family houses under contract for sale, which loans become due and payable over terms not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally 2.0% above the prime rate (as published in the Wall Street Journal). The Bank's construction loans increase the interest rate sensitivity of its earning assets. At December 31, 1997, the Bank had 44 construction loans, with the largest loan balance being approximately $825,000. At December 31, 1997, all of the Bank's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, for the purpose of constructing one- to four-family homes. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land and the building. The terms to maturity of the Bank's construction/permanent loans are similar to the Bank's other one- to four-family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

Construction lending, by its nature, entails additional risks compared to one-to four-family mortgage lending, attributable primarily to the fact that funds are advanced upon the security of the project under construction prior to its completion. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Bank has attempted to address these risks through its underwriting procedures.

Consumer Loans.  The Bank also offers consumer loans.  At December 31, 1997, the
--------------
Bank's consumer
loans totaled $45.4 million, or 5.72% of the Bank's total loan portfolio. Of that amount, home equity loans comprised $23.1 million, or 50.9%; home equity lines of credit comprised $18.7 million, or 41.2%; loans on savings accounts totaled $1.6 million, or 3.5%; and automobile and student loans totaled $2.0 million, or 4.4%.

The Bank originates home equity loans secured by one- to four-family residences. These loans are originated as either adjustable-rate or fixed-rate loans with terms ranging from 10 to 20 years. Home equity loans are typically made on owner-occupied, one- to four-family residences and generally to the Bank's first mortgage customers. These loans are subject to a 80% loan-to-value limitation, including any other outstanding mortgages or liens.

The Bank also offers a variable rate home equity line of credit which extends a credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for its home equity lines of credit. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10 or 15 year amortization period. Generally, the adjustable rate of interest charged is the prime rate of interest (as published in the Wall Street Journal) plus a range of 0.0% to 1.25%. The loans have an 18% lifetime cap on interest rate adjustments. The Bank's home equity lines of credit outstanding at December 31, 1997 totaled $18.7 million.

Commercial Lending.  At December 31, 1997, commercial loans totaled $2.9
------------------
million, or .37% of the Bank's total loans outstanding. During 1996, a Commercial Lending group was established within the Bank. The group's primary function is to service the business communities' banking and financing needs in the Bank's primary market area. The Commercial Lending group originates both commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) and commercial mortgage loans (including acquisition, construction, expansion and refinancing of owner occupied and investment properties). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

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

Loan Approval Procedures and Authority.  The Board of Directors establishes the
--------------------------------------
loan approval policies of the Bank. The Board of Directors has authorized the approval of loans secured by real estate up to $1 million and unsecured loans up to $500,000 by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees' signatures are required to approve residential loans over $150,000. Loans secured by real estate in amounts over $1 million and unsecured loans over $500,000 require approval by the Loan Committee of the Board of Directors. Loans in excess of $2 million require approval by the Board of Directors. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank's unimpaired capital, which at December 31, 1997 amounted to $26.8 million. At December 31, 1997, the Bank's maximum loan exposure to a single borrower was $4.4 million.

Loan Servicing.  Loan servicing includes collecting and remitting loan payments,
--------------
accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 1997, the Bank was servicing $144.2 million of loans for others. For the years ended December 31, 1997, 1996 and 1995, loan servicing fees totaled $529,000, $543,000 and $522,000, respectively.

Delinquencies and Classified Assets.  The Board of Directors performs a monthly
-----------------------------------
review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that were originated within the past year. In addition, management prepares a quarterly list of all classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

The Bank's Internal Asset Classification Committee, which is chaired by an officer who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations. At December 31, 1997, the Bank had $7.0 million of assets, including all REO, classified as Substandard, $3,000 of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as "Special Mention" assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention." Special Mention assets totaled $3.6 million at December 31, 1997, and consisted primarily of loans secured by single-family, owner-occupied residences. These loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. At December 31, 1997, the largest loan classified as Special Mention had a balance of $552,000 and the largest loan classified as Substandard had a balance of $250,000.

Non-Accrual Loans and REO
-------------------------

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans within the meaning of SFAS 114, and 16 REO properties at December 31, 1997. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $278,000, $345,000, $428,000, $607,000 and $642,000 none of which was recognized.

                                                                             December 31,
                                             -------------------------------------------------------------------
                                                  1997          1996        1995        1994           1993
                                             --------------  ----------  ----------  -----------  --------------
Non-accrual loans:
  Real estate:
      One- to four-family..................     $ 5,062        $7,148     $ 8,296       $10,280       $ 9,705
      Commercial real estate,
       multi-family and land...............         382           122         154            96           315
      Construction.........................           -           314          --           265           250
  Consumer.................................         110           113         221           298           224
                                                -------        ------     -------       -------       -------
         Total.............................       5,554         7,697       8,671        10,939        10,494
REO, net(1)................................       1,198         1,555       1,367         1,580         3,056
                                                -------        ------     -------       -------       -------
   Total non-performing assets.............     $ 6,752        $9,252     $10,038       $12,519       $13,550
                                                =======        ======     =======       =======       =======

   Allowance for loan losses as a
    percent of total loans receivable (2)..         .83%          .88%        .97%          .94%         1.01%

   Allowance for loan losses as a
    percent of total non-performing
    loans (3)..............................      119.03         78.23       69.21         51.27         52.45

   Non-performing loans as a percent of
    total loans receivable(2)(3)...........         .70          1.12        1.40          1.83          1.92

   Non-performing assets
    as a percent of total assets(3)........         .45           .71         .97          1.29          1.45

----------------------------
(1) REO balances are shown net of related loss allowances.
(2) Total loans includes loans receivable and mortgage loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Allowance for Loan Losses.  The allowance for loan losses is established through
-------------------------
a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan. Additions to the allowance are charged to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. As of December 31, 1997 and 1996, the Bank's allowance for loan losses was .83% and .88%, respectively, of total loans. The Bank had non-accrual loans of $5.6 million and $7.7 million at December 31, 1997 and 1996, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

PAGE>

The following table sets forth activity in the Bank's allowance for estimated loan losses for the periods set forth in the table.

                                                                      AT OR FOR THE YEAR ENDED
                                                     ------------------------------------------------------
                                                       1997        1996       1995       1994        1993
                                                     --------    --------   --------   ---------   --------
                                                                          (IN  THOUSANDS)


Balance at beginning of year....................     $6,021      $6,001       $5,608     $5,504      $5,737
                                                     ------      ------       ------     ------      ------
Charge-offs:
 Real Estate:
   One- to four-family..........................        328         599          510        907       1,080
   Commercial real estate,
       multi-family and land....................         --          30           28        141         334
   Construction.................................         --          --           --         --          11

 Consumer.......................................          9          63           30          5         122
                                                     ------      ------       ------     ------      ------

     Total......................................        337         692          568      1,053       1,547

Recoveries......................................         28          12           11         28          14
                                                     ------      ------       ------     ------      ------

   Net charge-offs..............................        309         680           557      1,025       1,533
                                                     ------      ------        ------     ------      ------

Provision for loan losses.......................        900         700          950      1,129       1,300
                                                     ------      ------       ------     ------      ------

Balance at end of year..........................     $6,612      $6,021       $6,001     $5,608      $5,504
                                                     ======      ======       ======     ======      ======

Ratio of net charge-offs during the year
  to average net loans outstanding during
  the year......................................        .05%        .11%         .09%       .18%        .29%
                                                     ======      ======       ======     ======      ======

The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                            At December 31,
                     ---------------------------------------------------------------------------------------------------------------
                                    1997                                 1996                                 1995
                     ---------------------------------------------------------------------------------------------------------------
                                             Percent of                           Percent of                           Percent of
                                             Loans in                             Loans in                             Loans in
                              Percent of     Each                  Percent of     Each                  Percent of     Each
                              Allowance to   Category              Allowance to   Category              Allowance to   Category
                              Total          to Total              Total          to Total              Total          to Total
                     Amount   Allowance      Loans        Amount   Allowance      Loans        Amount   Allowance      Loans
                     ---------------------------------------------------------------------------------------------------------------
One- to
 four-family         $2,485      37.58%         89.57%    $2,659     44.16%         91.05%     $2,790     46.49%         92.01%

Commercial real
  estate, multi-
  family and land       591       8.94           3.24        330      5.48           2.26         556      9.27           2.39

Construction             44        .67           1.10         75      1.25           1.35          41       .68           1.30

Consumer                471       7.12           5.72        324      5.38           5.34         273      4.55           4.30

Commercial               58        .88            .37         --        --             --          --        --             --

Unallocated           2,963      44.81             -       2,633     43.73             --       2,341     39.01             --
                     ------     ------        ------      ------    ------         ------      ------    ------         ------

Total                $6,612     100.00%       100.00%     $6,021    100.00%        100.00%     $6,001    100.00%        100.00%
                     ======     ======        ======      ======    ======         ======      ======    ======         ======

                                              At December 31,
                     --------------------------------------------------------------------------
                                    1994                                 1993
                     --------------------------------------------------------------------------
                                             Percent of                           Percent of
                                             Loans in                             Loans in
                              Percent of     Each                  Percent of     Each
                              Allowance to   Category              Allowance to   Category
                              Total          to Total              Total          to Total
                     Amount   Allowance      Loans        Amount   Allowance      Loans
                     --------------------------------------------------------------------------
One- to
 four-family         $2,809      50.09%        91.63%     $2,941     53.43%         91.66%

Commercial real
  estate, multi-
  family and land       483       8.61          2.30         506      9.19           2.08

Construction             79       1.41          1.74          49       .89           1.47

Consumer                268       4.78          4.33         275      5.00           4.79

Commercial               --         --            --          --        --             --

Unallocated           1,969      35.11            --       1,733     31.49             --
                     ------     ------        ------      ------    ------         ------

Total                $5,608     100.00%       100.00%     $5,504    100.00%        100.00%
                     ======     ======        ======      ======    ======         ======

INVESTMENT ACTIVITIES

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision - Federal Savings Institution Regulation -Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank's policies provide that all investment purchases must be approved by two officers (either the Senior Vice President/Treasurer, Executive Vice President/Chief Financial Officer or the President and Chief Executive Officer) and be ratified by the Board of Directors. In December 1995, the Bank reassessed its investment portfolio and reclassified all of its investment and mortgage-backed securities, totaling in the aggregate $382.7 million, from held-to-maturity to available for sale.

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

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1997, mortgage-backed securities totaled $457.1 million, or 30.2% of total assets, all of which were classified as available for sale. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, GNMA and FNMA. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.73%.

The Bank generally purchases short-term, straight sequential or planned amortization class collateralized mortgage obligations ("CMOs"). CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The Bank invests in U.S. Government and agency-backed CMOs and, to a lesser extent, privately issued CMOs, all of which have agency-backed collateral. All of the Bank's CMOs and mortgage-backed securities are currently rated "AAA". Prior to purchasing mortgage-backed securities, each security is tested for Federal Financial Institutions Examination Council ("FFIEC") qualification. At December 31, 1997, the Bank's investment in CMOs had an amortized cost of $3.4 million, and a market value of $3.4 million.

The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.


                                                                                FOR THE YEAR
                                                                             ENDED DECEMBER 31,
                                                       -----------------------------------------------------------

                                                               1997                  1996                 1995
                                                       -----------------    ------------------     ---------------
                                                                                (IN THOUSANDS)
Beginning balance......................................        $ 395,542             $ 265,113            $224,569

 Mortgage-backed securities
   purchased...........................................          248,917               251,004              88,490

 Less:  Principal repayments...........................         (164,291)             (117,048)            (50,193)

     Mortgage-backed securities sold...................          (19,149)                    -                   -

 (Amortization of
        premium).......................................           (3,504)               (1,804)               (612)

 Change in net unrealized gain
       (loss) on mortgage-backed
       securities available for sale...................             (367)               (1,723)              2,859
                                                               ---------             ---------            --------

Ending balance.........................................        $ 457,148             $ 395,542            $265,113
                                                               =========             =========            ========

The following table sets forth certain information regarding the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.


                                                                 At December 31,
                            -------------------------------------------------------------------------------------------
                                       1997                           1996                            1995
                            --------------------------       --------------------------      --------------------------
                              AMORTIZED       MARKET           AMORTIZED       MARKET          AMORTIZED       MARKET
                                 COST         VALUE               COST         VALUE              COST         VALUE
                            ------------   -----------       ------------   -----------      ------------   -----------
                                                                 (IN THOUSANDS)
Mortgage-backed
securities:
  FHLMC..................       $245,414      $245,559           $316,773      $317,735          $221,822      $223,884
  FNMA...................        109,873       109,991             69,190        69,108            27,307        27,624
  GNMA...................         97,714        98,172              2,800         2,931             3,561         3,763
                                   3,378         3,426              5,643         5,768             9,564         9,842
                                --------      --------           --------      --------          --------      --------
Total mortgage-backed
  securities.............       $456,379      $457,148           $394,406      $395,542          $262,254      $265,113
                                ========      ========           ========      ========          ========      ========


Investment Securities.  Investment securities identified as held to maturity are
---------------------
carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity.
Debt securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders' equity. At December 31, 1997, the Bank had investment securities with an amortized cost of $206.6 million, and a market value of $207.4 million, all of which were classified as available for sale.

The following table sets forth certain information regarding the amortized cost and market values of the Bank's investment securities at the dates indicated.



                                                                 AT DECEMBER 31,
                           ---------------------------------------------------------------------------------------------
                                      1997                              1996                            1995
                           ---------------------------       ---------------------------     ---------------------------
                             AMORTIZED        MARKET           AMORTIZED        MARKET         AMORTIZED        MARKET
                                COST           VALUE              COST           VALUE            COST           VALUE
                           ------------   ------------       ------------   ------------     ------------   ------------
                                                                 (IN THOUSANDS)
Investment securities:
  U.S. Government and
  agency obligations.....     $204,992        $205,648         $175,003        $173,327         $112,956        $113,302
  State and municipal
  obligations............          393             400              693             701            1,549           1,579
  Equity
  investments............        1,170           1,309              ---             ---              ---             ---
                              --------        --------         --------        --------         --------        --------
Total investment
  securities.............     $206,555        $207,357         $175,696        $174,028         $114,505        $114,881
                              ========        ========         ========        ========         ========        ========


The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's investment and mortgage-backed securities as of December 31, 1997.


                                                                        AT DECEMBER 31, 1997
                                    -----------------------------------------------------------------------------------------------
                                                                MORE THAN ONE             MORE THAN FIVE
                                      ONE YEAR OR LESS        YEAR TO FIVE YEARS        YEAR TO TEN YEARS      MORE THAN TEN YEARS
                                    ---------------------    --------------------      --------------------    --------------------
                                                WEIGHTED                 WEIGHTED                  WEIGHTED                WEIGHTED
                                    AMORTIZED   AVERAGE      AMORTIZED   AVERAGE       AMORTIZED   AVERAGE     AMORTIZED   AVERAGE
                                      COST       YIELD         COST       YIELD          COST       YIELD        COST       YIELD
                                    ---------   --------     ---------   --------      ---------   --------    ---------   --------
                                                                      (DOLLARS IN THOUSANDS)
Investment securities:
 U.S. Government and
  agency obligations..............  $   5,000      5.75%     $  85,000      6.31%      $ 114,992      7.10%    $     ---       ---%
 State and municipal
  obligations (1).................         60      9.66            197      9.27             136      8.71           ---       ---
 Equity investments...............      1,170       ---            ---       ---             ---       ---           ---       ---
                                    ---------                ---------                 ---------               ---------
Total investment
 securities.......................  $   6,230      4.71      $  85,197      6.32       $ 115,128      7.10     $     ---       ---
                                    =========                =========                 =========               =========
Mortgage-backed
 securities:
  FHLMC...........................     12,898      5.55         29,428      6.42          40,823      6.76       162,265      6.52
  FNMA............................        836      8.66          4,016      6.31          52,326      6.61        52,695      6.21
  GNMA............................        ---       ---            205      8.00           1,433      8.96        96,076      7.62
  CMOs............................        519      6.27          2,227      8.98             632      6.28           ---       ---
                                    ---------                ---------                 ---------               ---------
Total mortgage-backed
 securities.......................  $  14,253      5.76      $  35,876      6.58       $  95,214      6.71     $ 311,036       6.81
                                    =========                =========                 =========               =========

                                         AT DECEMBER 31, 1997
                                    ---------------------------------
                                                             WEIGHTED
                                    AMORTIZED     MARKET     AVERAGE
                                      COST        VALUE       YIELD
                                    ---------   ---------    --------
                                          (DOLLARS IN THOUSANDS)
Investment securities:
 U.S. Government and
  agency obligations..............  $ 204,992   $ 205,648       6.74%
 State and municipal
  obligations (1).................        393         400       9.14
 Equity investments...............      1,170       1,309        ---
                                    ---------   ---------
Total investment
 securities.......................  $ 206,555   $ 207,357       6.70
                                    =========   =========
Mortgage-backed
 securities:
  FHLMC...........................    245,414     245,559       6.50
  FNMA............................    109,873     109,991       6.42
  GNMA............................     97,714      98,172       7.64
  CMOs............................      3,378       3,426       8.06
                                    ---------   ---------
Total mortgage-backed
 securities.......................  $ 456,379   $ 457,148       6.73
                                    =========   =========

__________________________
(1)  Tax equivalent yield.

SOURCES OF FUNDS

General.  Deposits, loan repayments and prepayments, proceeds from sales of
-------
loans, investment maturities, cash flows generated from operations and FHLB and other borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits.  The Bank offers a variety of deposit accounts with a range of
--------
interest rates and terms. The Bank's deposits consist of savings accounts, NOW accounts, money market accounts and time deposits. For the year ended December 31, 1997, time deposits constituted 66.3% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. Time deposits in excess of $100,000 are not actively solicited by the Bank, nor does the Bank use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:


                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                  1997              1996           1995
                                                              -------------    -------------    -------------
                                                                               (IN THOUSANDS)
Net deposits (withdrawals)................................          $ 2,946         $(29,111)         $23,097
Interest credited on deposit accounts.....................           39,088           37,283           36,041
                                                                    -------         --------          -------
Total increase in deposit accounts........................          $42,034         $  8,172          $59,138
                                                                    =======         ========          =======

At December 31, 1997, the Bank had $59.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
MATURITY PERIOD                                                        AMOUNT            RATE
-------------------------------------------------------           ---------------   ------------
                                                                       (DOLLARS IN THOUSANDS)
Three months or less...................................                   $21,158           5.48%
Over three through six months..........................                     6,633           5.55
Over six through 12 months.............................                    12,538           5.73
Over 12 months.........................................                    19,175           6.20
                                                                          -------
Total..................................................                   $59,504           5.77%
                                                                          =======

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.

                                                                       AT OR FOR THE YEARS ENDED 31,
                                  --------------------------------------------------------------------------------------------------
                                                1997                              1996                             1995
                                  -------------------------------   -------------------------------   ------------------------------
                                              PERCENT                           PERCENT                          PERCENT
                                              OF TOTAL   WEIGHTED               OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED
                                   AVERAGE    AVERAGE     AVERAGE    AVERAGE    AVERAGE     AVERAGE    AVERAGE   AVERAGE     AVERAGE
                                   BALANCE    DEPOSITS     YIELD     BALANCE    DEPOSITS     YIELD     BALANCE   DEPOSITS     YIELD
                                  ---------   --------   --------   ---------   --------   --------   ---------  ---------  --------
                                                                        (DOLLARS IN THOUSANDS)
Money market deposit accounts..    $ 68,972      7.18%      2.94%    $ 70,209      7.52%      2.90%    $ 68,987      7.71%     2.93%
Savings accounts...............     168,733     17.56       2.30      175,060     18.75       2.28      178,973     20.00      2.53
NOW accounts...................      77,785      8.09       1.78       72,265      7.74       1.84       69,330      7.74      2.14
Non-interest-bearing accounts..       8,115       .84          -        6,425       .69         --        2,902       .32        --
                                   --------    ------                --------    ------                --------    ------
 Total.........................     323,605     33.67       2.25      323,959     34.70       2.27      320,192     35.77      2.49
                                   --------    ------                --------    ------                --------    ------

Time deposits:
 Six months or less............      78,724      8.19       5.32       71,353      7.64       4.95       78,455      8.77      4.84
 Over Six through 12 months....     146,951     15.29       5.37      151,485     16.23       5.23      131,795     14.73      5.44
 Over 12 through 24 months.....     178,440     18.57       5.55      150,085     16.08       5.49      123,825     13.83      5.59
 Over 24 months................     120,709     12.56       5.92      124,056     13.29       6.09      127,205     14.21      6.19
 IRA/KEOGH.....................     112,602     11.72       5.84      112,641     12.06       5.86      113,564     12.69      6.39
                                   --------    ------                --------    ------                --------    ------
  Total time deposits..........     637,425     66.33       5.60      609,620     65.30       5.55      574,844     64.23      5.70
                                   --------    ------                --------    ------                --------    ------
   Total average deposits......    $961,030    100.00%      4.47%    $933,579    100.00%      4.44%    $895,036    100.00%     4.59%
                                   ========    ======                ========    ======                ========    ======

Borrowings
----------

From time to time the Bank has obtained advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. The Bank has an available overnight line of credit with the FHLB-NY for $50.0 million which expires November 25, 1998. When utilized, the line bears a floating interest rate of 1/8% over the current federal funds rate and is secured by the Bank's mortgage loans, mortgage-backed securities and U.S. Government securities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1997, the Bank had borrowed $20.4 million against the FHLB line of credit.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These securities are not under the Bank's control. At December 31, 1997, the Bank had borrowed $288.2 million through securities sold under agreements to repurchase. (See note 11 to the consolidated financial statements in the 1997 Annual Report to Stockholders.)

SUBSIDIARY ACTIVITIES

The Bank owns two subsidiaries - Ocean Investment Services Corp. (formerly Dome Financial Services, Inc.) and Ocean Federal Realty Inc.

Ocean Investment Services Corp. was originally organized in 1982 to engage in the sale of all-savers life insurance. For the past several years the subsidiary has been inactive, however, beginning in 1998, the Bank plans to sell non-deposit investment products (annuities and mutual funds) to Bank customers through this subsidiary, recognizing fee income from such sales.

Ocean Federal Realty Inc. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of Ocean Federal Realty Inc., the Bank transferred $668 million of mortgage loans to this subsidiary.

PERSONNEL

As of December 31, 1997, the Bank had 210 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

HOLDING COMPANY REGULATION

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis. Although the Bank may be subject to the interest rate risk component, the effect on the Bank's capital compliance is not expected to be significant.

The following table presents the Bank's capital position at December 31, 1997 relative to fully phased-in regulatory requirements.

                                                                       EXCESS                      CAPITAL
                                                                                       -------------------------------
                             ACTUAL             REQUIRED            (DEFICIENCY)            ACTUAL           REQUIRED
                            CAPITAL              CAPITAL               AMOUNT              PERCENT           PERCENT
                      ------------------    ---------------    -------------------     -------------       -----------
                                                      (Dollars in thousands)

Tangible..............          $178,592            $22,491               $156,101             11.91%             1.50%
Core (Leverage).......           178,592             44,982                133,610             11.91%             3.00%
Risk-based............           184,970             49,525                135,445             29.88%             8.00%

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

The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay approximately 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

The Bank's assessment rate for fiscal 1997 was 6.5 basis points and the premium paid for this period was $482,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

Thrift Rechartering Legislation.  The Funds Act provides that the BIF and SAIF
-------------------------------
will merge on January 1, 1999, if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Bank is unable to predict whether such legislation would be enacted or the extent to which legislation would restrict or disrupt its operations.

Loans to One Borrower.  Under the HOLA, savings institutions are generally
---------------------
subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's limit on loans to one borrower as provided under the HOLA was $26.8 million. At December 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower was $4.4 million.

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

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 95% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions.  OTS regulations impose limitations upon
-----------------------------------
all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

Liquidity.  The Bank is required to maintain an average daily balance of
---------
specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet the liquidity requirement. The Bank's liquidity ratio for December 31, 1997 was 9.82%, which exceeded the applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirement.

Assessments.  Savings institutions are required to pay assessments to the OTS to
-----------
fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1997 totaled $237,000.

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

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. For 1998, the Federal Reserve Bond has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and increased the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

General.  The Company and the Bank report their income on a calendar year basis
-------
using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 34.5%.

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

SAIF Recapitalization Assessment.  The Funds Act levied a 65.7-cent fee on every
--------------------------------
$100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended
September 30, 1996.   The Funds Act includes a provision which states that the
amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

Corporate Alternative Minimum Tax.  The Internal Revenue Code of 1986, as
---------------------------------
amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI. (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

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

The Company is required to file a New Jersey income tax return because it will be doing business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means Federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations). However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 2.25% (25% of 9%) of taxable income.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on the Inside Back Cover in the Registrant's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1997 Annual Report to Stockholders on pages 11 and 12 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 13 through 21 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The above captioned information appears under "Management Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the Registrant's 1997 Annual Report to Stockholders on pages 14 to 16.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Ocean Financial Corp. and its subsidiary, together with the report thereon by KPMG Peat Marwick LLP and the "Selected Consolidated Quarterly Financial Data (Unaudited)" appears in the Registrant's 1997 Annual Report to Stockholders on pages 22 through 37 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23 , 1998, at pages 5 through 7.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, at pages 8 and 9 and pages 14 through 20 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, at pages 3 through 4 and 6 through 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, at page 20.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.



                                                                 PAGE

   Independent Auditors' Report................................     36

   Consolidated Statements of Financial Condition at
     December 31, 1997 and 1996................................     22

   Consolidated Statements of Income for the
     Years Ended December 31, 1997, 1996 and 1995..............     23

   Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1997, 1996 and 1995......     24

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995..............     25

   Notes to Consolidated Financial Statements for the
     Years Ended December 31, 1997, 1996 and 1995..............  26-36

The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a) The following exhibits are filed as part of this report.

 3.1     Certificate of Incorporation of Ocean Financial Corp.*
 3.2     Bylaws of Ocean Financial Corp.*
 4.0     Stock Certificate of Ocean Financial Corp.*
10.1     Form of Ocean Federal Savings Bank Employee Stock
         Ownership Plan*
10.1(a)  Amendment to Ocean Federal Savings Bank Employee Stock
         Ownership Plan (filed previously)
10.2     Ocean Federal Savings Bank Employees' Savings and Profit Sharing Plan*
10.3     Ocean Federal Savings Bank 1995 Supplemental Executive Retirement Plan*
10.4     Ocean Federal Savings Bank Deferred Compensation Plan for Directors*
10.5     Ocean Federal Savings Bank Deferred Compensation Plan for Officers*
10.6     Ocean Federal Savings Bank Long-Term Award Program*
10.7     Ocean Federal Savings Bank Performance Achievement Awards Program*
10.8     Amended and Restated Ocean Financial Corp. 1997 Incentive Plan**
10.9     Form of Employment Agreement between Ocean Federal Savings Bank and
         certain executive   officers, including Michael J. Fitzpatrick and John
         R. Garbarino*
10.10    Form of Employment Agreement between Ocean Financial Corp. and certain
         executive   officers, including Michael J. Fitzpatrick and John R.
         Garbarino*
10.11    Form of Change in Control Agreement between Ocean Federal Savings Bank
         and certain   executive officers, including Michael E. Barrett, John K.
         Kelly and Karl E. Reinheimer*
10.12 Form of Change in Control Agreement between Ocean Financial Corp. and certain executive officers, including Michael E. Barrett, John K. Kelly and Karl E. Reinheimer*
11.0     Computation of earnings per share (filed herewith)
13.0     Portions of 1997 Annual Report to Stockholders (filed herewith)
21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
23.0     Consent of KPMG Peat Marwick LLP (filed herewith)
27.0     Financial Data Schedule (filed herewith)

   (b)   Reports on Form 8-K

         None.

       __________________________________
  * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
  **     Incorporated herein by reference into this document from the Proxy
Statement for the Annual Meeting of Shareholders of Ocean Financial Corp. to be held on April 23, 1998.

                             CONFORMED  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OCEAN FINANCIAL CORP.


                                     By: /s/ John R. Garbarino
                                         ---------------------
                                         John R. Garbarino
                                         Chairman of the Board,
                                         President and
                                         Chief Executive Officer and
                                         Director

                                     Date: March 18, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                           Date
----                                           ----

/s/ John R. Garbarino                      March 18, 1998
--------------------------
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)


/s/ Michael J. Fitzpatrick                 March 18, 1998
--------------------------
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)


/s/ Michael E. Barrett                     March 18, 1998
---------------------------
Michael E. Barrett
Director


/s/ Thomas F. Curtin                       March 18, 1998
--------------------
Thomas F. Curtin
Director


/s/ Carl Feltz, Jr.                        March 18, 1998
--------------------
Carl Feltz, Jr.
Director


/s/ Robert E. Knemoller                    March 18, 1998
------------------------
Robert E. Knemoller
Director

/s/ Donald E. McLaughlin                   March 18, 1998
------------------------
Donald E. McLaughlin
Director


/s/ Diane F. Rhine                         March 18, 1998
------------------------
Diane F. Rhine
Director


/s/ Frederick E. Schlosser                 March 18, 1998
--------------------------
Frederick E. Schlosser
Director


/s/ James T. Snyder                        March 18, 1998
-------------------
James T. Snyder
Director