Form 10-Q
period 1998-03-31
OCEAN FINANCIAL CORP
filed 1998-05-12
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________


                        Commission file number 0-27428



                             OCEAN FINANCIAL CORP.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                   Delaware                              22-3412577
     -------------------------------------  -----------------------------------
         (State of other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)


         975 Hooper Avenue, Toms River, NJ                 08753
     ----------------------------------------  --------------------------------
     (Address of principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code:     (732) 240-4500
                                                        -----------------------


     --------------------------------------------------------------------
           (Former name, former address and formal fiscal year, if
                          changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
    -----    -----

As of May 12, 1998, there were 7,767,067 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                 OCEAN FINANCIAL CORP.

                                 INDEX TO FORM 10-Q



PART I.    FINANCIAL INFORMATION
-------    ---------------------
                                                                 PAGE
                                                                 ----
Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           as of March 31, 1998 (unaudited) and December 31, 1997  1

           Consolidated Statements of Income for the three
           months ended March 31, 1998 and 1997 (unaudited)......  2

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 1998 and 1997 (unaudited)......  3

           Notes to Unaudited Consolidated Financial Statements..  5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation....................  7

Part II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings..................................... 10

Item 2.    Changes in Securities................................. 10

Item 3.    Default Upon Senior Securities........................ 10

Item 4.    Submission of Matters to a Vote of Security Holders... 10

Item 5.    Other Information..................................... 10

Item 6.    Exhibits and Reports on Form 8-K...................... 10

Signatures....................................................... 12

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)



                                                      March 31       December 31,
                                                        1998             1997
                                                     ---------       ------------
                                                    (Unaudited)
ASSETS
------
Cash and due from banks                             $    2,543        $    2,225
Investment securities available for sale               173,536           207,357
Federal Home Loan Bank of New York stock, at cost       15,043            14,980
Mortgage-backed securities available for sale          448,690           457,148
Loans receivable, net                                  823,603           783,695
Mortgage loans held for sale                             4,284                 -
Interest and dividends receivable                       10,865            11,064
Real estate owned, net                                   1,111             1,198
Premises and equipment, net                             14,512            14,279
Other assets                                            24,298            19,001
                                                    ----------        ----------

     Total assets                                   $1,518,485        $1,510,947
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                            $  987,180        $  976,764
Federal Home Loan Bank borrowings                       13,600            20,400
Securities sold under agreements to repurchase         288,886           288,200
Advances by borrowers for taxes and insurance            4,962             4,773
Other liabilities                                        7,909             5,266
                                                    ----------        ----------

     Total liabilities                               1,302,537         1,295,403
                                                    ----------        ----------

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
    shares authorized, no shares issued                    -                 -
   Common stock, $.01 par value, 55,000,000
    shares authorized, 18,118,248 shares issued
    and 15,534,134 and 15,705,720 shares
    outstanding at March 31, 1998 and December 31,
    1997, respectively                                    181               181
   Additional paid-in capital                          177,621           177,223
   Retained earnings-substantially restricted           99,534            97,487
   Accumulated other comprehensive income                1,265               989
   Less:  Unallocated common stock held by
           Employee Stock Ownership Plan               (10,562)          (10,903)
          Unearned Incentive Awards                     (7,413)           (7,897)
          Treasury Stock at cost (2,584,114 and
           2,412,528 shares at March 31, 1998 and
           December 31, 1997, respectively)            (44,678)          (41,536)
                                                    ----------        ----------

          Total stockholders' equity                   215,948           215,544
                                                    ----------        ----------

          Total liabilities and stockholders'
           equity                                   $1,518,485        $1,510,947
                                                    ==========        ==========


See accompanying notes to unaudited consolidated financial statements.


Note: Shares and related amounts have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend payable on May 15, 1998 to common stockholders of record as of May 4, 1998.

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                           For the three months
                                                              ended March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
                                                                 (Unaudited)
Interest income:
  Loans                                                     $15,773     $13,594
  Mortgage-backed securities                                  7,040       5,730
  Investment securities and other                             3,413       3,221
                                                           --------    --------
      Total interest income                                  26,226      22,545
                                                           --------    --------

Interest expense:
  Deposits                                                   10,745      10,295
  Borrowed funds                                              4,401       1,738
                                                           --------    --------
       Total interest expense                                15,146      12,033
                                                           --------    --------

      Net interest income                                    11,080      10,512

Provision for loan losses                                       225         225
                                                           --------    --------
      Net interest income after provision for loan losses    10,855      10,287
                                                           --------    --------

Other income:
  Fees and service charges                                      533         502
  Net gain (loss) on sales of loans available for sale            3          (1)
  Net (cost of) income from other real estate operations        (49)          5
  Other                                                         134          80
                                                           --------    --------
      Total other income                                        621         586
                                                           --------    --------

Operating expenses:
  Compensation and employee benefits                          3,504       3,304
  Occupancy                                                     446         499
  Equipment                                                     313         313
  Marketing                                                     323         121
  Federal deposit insurance                                     217          88
  Data processing                                               313         378
  General and administrative                                    865         757
                                                           --------    --------
 Total operating expenses                                     5,981       5,460
                                                           --------    --------

      Income before provision for income taxes                5,495       5,413


 Provision for income taxes                                   1,986       2,024
                                                           --------    --------

      Net income                                           $  3,509    $  3,389
                                                           ========    ========

Basic earnings per share                                   $   .250    $   .205
                                                           ========    ========
Diluted earnings per share                                 $   .245    $   .205
                                                           ========    ========
Average basic shares outstanding                             13,972      16,488
                                                           ========    ========
Average diluted shares outstanding                           14,326      16,542
                                                           ========    ========


See accompanying notes to unaudited consolidated financial statements.


Note: Earnings per share and shares outstanding have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend payable on May 15, 1998 to common stockholders of record as of May 4, 1998.

                      OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                           For the three months
                                                              ended March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
                                                                 (Unaudited)

Cash flows from operating activities:
  Net income                                               $  3,509    $  3,389
                                                           --------    --------
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                          344         317
    Amortization of Incentive Awards                            484         306
    Amortization of ESOP                                        341         357
    ESOP adjustment                                             270         165
    Amortization of servicing asset                              74          42
    Net premium amortization in excess of discount
         accretion on securities                                837         987
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans            (143)        (86)
    Provision for loan losses                                   225         225
    Net gain on sales of real estate owned                       (3)        (46)
    Net (gain) loss on sales of loans available for sale         (3)          1
    Proceeds from sales of mortgage loans held for sale         999         703
    Mortgage loans originated for sale                       (5,292)          -
    Decrease (increase) in interest and dividends
         receivable                                             199      (1,054)
    Increase in other assets                                 (5,392)       (413)
    Increase in other liabilities                             2,643       1,270
                                                           --------    --------
      Total adjustments                                      (4,417)      2,774
                                                           --------    --------
      Net cash (used in) provided by operating activities      (908)      6,163
                                                           --------    --------

Cash flows from investing activities:
  Net increase in loans receivable                          (40,216)    (20,662)
  Purchase of investment securities available for sale      (16,000)    (25,000)
  Purchase of mortgage-backed securities available
         for sale                                           (40,567)    (88,753)
  Proceeds from maturities of investment securities
         available for sale                                  50,000       5,250
  Principal payments on mortgage-backed securities
         available for sale                                  48,447      47,239
  Purchases of Federal Home Loan Bank of New York stock         (63)     (1,935)
  Proceeds from sales of real estate owned                      316         628
  Purchases of premises and equipment                          (577)     (1,039)
                                                           --------    --------
      Net cash provided by (used in) investing
       activities                                             1,340     (84,272)
                                                           --------    --------


                                                                       Continued

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY

                            (dollars in thousands)



                                                       For the three months
                                                          ended March 31,
                                                    ---------------------------
                                                          1998       1997
                                                         ------     ------
                                                            (Unaudited)


Cash flows from financing activities:
  Increase  in deposits                                  $10,416     10,931
  Decrease in Federal Home Loan Bank borrowings           (6,800)    (5,300)
  Increase in securities sold under agreements
         to repurchase                                       686     72,490
  Increase in advances by borrowers for taxes and
         insurance                                           189        403
  Dividends paid                                          (1,463)         -
  Purchase of treasury stock                              (3,142)         -
                                                         -------    -------

Net cash (used in) provided by financing activities         (114)    78,524
                                                         -------    -------

      Net increase in cash and due from banks                318        415

Cash and due from banks at beginning of period             2,225      5,372
                                                         -------    -------

Cash and due from banks at end of period                 $ 2,543    $ 5,787
                                                         =======    =======

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                           $14,999    $11,812
   Noncash investing activities:
      Transfer of loans receivable to real estate owned      226        411
      Mortgage loans securitized into mortgage-backed
         securities                                        1,005          -
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

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY



             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------




Note 1. Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of Ocean Financial Corp. (the "Company") and its wholly-owned subsidiary, Ocean Federal Savings Bank (the "Bank") and its wholly-owned subsidiaries, Ocean Federal Realty Inc. and Ocean Investment Services, Inc.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for all of 1998.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1997.

Note 2.  Earnings per Share
---------------------------

Amounts per common share have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared by the Company's Board of Directors on April 22, 1998 and payable on May 15, 1998 to common stockholders of record as of May 4, 1998.

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 1998 and 1997


                                                              Three months ended
                                                                   March 31
                                                              ------------------
                                                                1998      1997
                                                              --------  --------

     Weighted average shares issued net of Treasury shares    15,636     18,118
     Less:          Unallocated ESOP shares                   (1,070)    (1,212)
                    Unallocated incentive award shares          (594)      (418)
                                                              ------   --------
     Average basic shares outstanding                         13,972     16,488
     Add:           Effect of dilutive securities:
                    Stock options                                216         28
                    Incentive awards                             138         26
                                                              ------   --------
     Average diluted shares outstanding                       14,326     16,542
                                                              ======   ========


Note 3. Impact of Recent Accounting Pronouncements
--------------------------------------------------

Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements provided for earlier periods have been reclassified to conform with the provisions of this Statement.

SFAS 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, SFAS 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements.

For the three month periods ended March 31, 1998 and 1997 total comprehensive income amounted to $3,665,000 and $3,350,000, respectively.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information about changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain required disclosures of previous accounting pronouncements. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. AS SFAS 132 affects disclosure requirements, it is not expected to have an impact on the financial statements of the Company.

Note 4. Loans Receivable, Net
-----------------------------

Loans receivable at March 31, 1998 and December 31, 1997 consisted of the following (in thousands):


                                       March 31, 1998   December 31, 1997
                                       ---------------  -----------------
                                         (Unaudited)

Real estate:
     One- to four-family                     $746,891            $711,548
     Commercial real estate, multi-
      family and land                          30,188              25,699
     Construction                               8,480               8,748
Consumer                                       48,347              45,417
Commercial                                      4,779               2,904
                                             --------            --------
          Total loans                         838,685             794,316

Less:
     Loans in process                           2,702               2,867
     Deferred fees                              1,270               1,133
     Unearned discounts                             9                   9
     Allowance for loan losses                  6,817               6,612
                                             --------            --------
          Total loans, net                    827,887             783,695

Less: mortgage loans held for sale              4,284                   -
                                             --------            --------
          Loans receivable, net              $823,603            $783,695
                                             ========            ========

Note 5. Deposits
----------------

The major types of deposits at March 31, 1998 and December 31, 1997 were as follows (in thousands):

                                 March 31, 1998     December 31, 1997
                                 --------------     -----------------
Type of Account                    (Unaudited)
---------------

Non-interest bearing                $ 16,405             $ 13,149
NOW                                   80,120               77,994
Money market deposit                  69,482               67,979
Savings                              164,781              163,202
Time deposits                        656,392              654,440
                                    --------             --------
                                    $987,180             $976,764
                                    ========             ========

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at March 31, 1998 were $1.518 billion, an increase of $7.5 million, compared to $1.511 billion at December 31, 1997.

Investment securities available for sale decreased by $33.8 million, to a balance of $173.5 million at March 31, 1998, compared to a balance of $207.4 million at December 31, 1997, and mortgage-backed securities available for sale decreased by $8.5 million, to $448.7 million at March 31, 1998, from $457.1 million at December 31, 1997. The investment and mortgage-backed securities available for sale portfolios decreased in order to fund growth in the Bank's loans receivable. Loans receivable, net, increased by $39.9 million, or 5.1%, to a balance of $823.6 million at March 31, 1998, compared to a balance of $783.7 million at December 31, 1997. The increase was largely attributable to robust residential loan growth (including mortgage refinance activity) in the Bank's market area, as well as commercial lending (including commercial real estate) initiatives which accounted for $6.4 million of this growth. Included in the residential loan growth is $16.3 million of 30 year fixed rate mortgage loans which the Bank retained in portfolio. In the past, the Bank has often sold this product into the secondary market. The Bank intends to fund $15.0 million of these loans with repurchase agreements with an approximate term of seven years, thus mitigating part of the interest rate risk associated with retaining these mortgages.

Total deposits at March 31, 1998 were $987.2 million, an increase of $10.4 million, compared to $976.8 million at December 31, 1997. Stockholders' equity at March 31, 1998 was $216.0 million, compared to $215.5 million at December 31, 1997. The Company repurchased 85,793 shares of common stock during the quarter for $ 3.1 million, completing the 5% repurchase program announced in October 1997.

Results of Operations

General

Net income increased to $3.5 million for the three months ended March 31, 1998 as compared to net income of $3.4 million for the three months ended March 31, 1997

Interest Income

Interest income for the three months ended March 31, 1998 was $26.2 million, compared to $22.5 million for the three months ended March 31, 1997, an increase of $3.7 million, or 16.3%. The increase in interest income was the result of an increase in the average balance of loans receivable which increased by $113.0 million for the three months ended March 31, 1998, as compared to the same prior year period. Also, the average size of the investment and mortgage-backed securities available for sale portfolios increased due to the investment of funds received from increased wholesale borrowings. The increase in interest income was further augmented by an increase in the yield on average interest earning assets, which improved to 7.20% on average in the first quarter of 1998, from 7.02% on average in the first quarter of 1997.

Interest Expense

Interest expense for the three months ended March 31, 1998 was $15.1 million, compared to $12.0 million for the three months ended March 31, 1997, an increase of $3.1 million, or 25.9%. The increase in interest expense was primarily the result of an increase in the average outstanding balance of total borrowings (Federal Home Loan Bank and securities sold under agreements to repurchase) which increased by $178.2 million for the three months ended March 31, 1998 as compared to the same prior year period and a smaller average increase in deposits. The increase in wholesale borrowings was part of a leverage strategy adopted in late 1996 to improve returns on invested capital. The borrowings were invested in investment and mortgage-backed securities. The average cost of interest bearing liabilities increased to 4.79% for the three months ended March 31, 1998, as compared to 4.55% for the same prior year period due to a greater percentage increase in higher cost wholesale funding over retail deposit funding.

Provision for Loan Losses

For the three months ended March 31, 1998, the Company's provision for loan losses was $225,000, unchanged from the same prior year period. The Company's non-performing assets declined by $1.6 million at March 31, 1998 as compared to March 31, 1997 allowing for stable provisions despite loan growth.

Other Income

Other income was $621,000 for the three months ended March 31, 1998, compared to $586,000 for the same prior year period. Other income increased $54,000 for the three months ended March 31, 1998 compared to the same prior year period due to a rise in earnings from corporate owned life insurance as these balances increased to $17.8 million at March 31, 1998 as compared to $8.0 million at March 31, 1997.

Operating Expenses

Operating expenses were $6.0 million for the three months ended March 31, 1998, an increase of $521,000 compared to the same prior year period. The increase was primarily due to higher non-cash charges of $267,000 relating to the Employee Stock Ownership Plan and expenses associated with the stock awards granted to directors and officers under the 1997 Incentive Plan effective February 4, 1997. Additionally, marketing expense increased by $202,000 as the Bank aggressively promoted its new retail checking products.

Provision for Income Taxes

Income tax expense was $2.0 million for the three months ended March 31, 1998 and 1997. The effective tax rate, however, declined to 36.1% for the three months ended March 31, 1998 from 37.4% for the same prior year period due to reduced state taxes and higher amounts of non taxable income from corporate owned life insurance.

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

At March 31, 1998, the Company had $13.6 million of outstanding overnight borrowings from the FHLB, representing a decrease from $20.4 million at December 31, 1997. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $288.9 million at March 31, 1998 through securities sold under agreements to repurchase, an increase from $288.2 million at December 31, 1997. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the three months ended March 31, 1998, were principally provided by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities and increased deposits. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans. For the three months ended March 31, 1997, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, FHLB borrowings and increased deposits. The cash was principally utilized for loan originations and purchases of investment and mortgage-backed securities.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of March 31, 1998 and December 31, 1997, the Bank's liquidity ratios were 7.5% and 9.8%, respectively, both in excess of the minimum regulatory requirement.

At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with tangible capital of $184.2 million, or 12.3%, of total adjusted assets, which is above the required level of $22.6 million or 1.5%; core capital of $184.2 million or 12.3% of total adjusted assets, which is above the required level of $45.1 million, or 3.0%; and risk-based capital of $190.8 million, or 29.5% of risk-weighted assets, which is above the required level of $51.8 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at March 31, 1998 or December 31, 1997. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                               March 31,    December 31,
                                                 1998          1997
                                             ------------  ------------
                                                (Dollars in thousands)


Non-accrual loans:
     Real estate:
          One-to four-family                   $ 5,578        $ 5,062
          Commercial real estate,
           multi-family and land                   495            382
     Consumer                                      151            110
                                               -------        -------
          Total                                  6,224          5,554
REO, net                                         1,111          1,198
                                               -------        -------
          Total non-performing assets          $ 7,335        $ 6,752
                                               =======        =======

Non-performing loans as a percent of total
     loans receivable                              .74%           .70%
Non-performing assets as a percent of total
     assets                                        .48%           .45%
Allowance for loan losses as a percent of
     total loans receivable                        .81%           .83%
Allowance for loan losses as percent of
     total non-performing loans                 109.53%        119.03%

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

          Not Applicable


Item 3.  Defaults Upon Senior Securities
         -------------------------------

          Not Applicable


Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

          The annual meeting of stockholders was held on April 23, 1998. The following directors were elected for terms of three years: Michael E. Barrett, Donald E. McLaughlin and James T. Snyder. The following proposals were voted on by the stockholders:


                                                      Withheld/      Broker
          Proposal                          For        Abstain      Non-Votes
          --------                          ---        -------      ---------

          1) Election of Directors:
             Michael E. Barrett          6,393,380      42,632          0
             Donald E. McLaughlin        6,400,127      35,885          0
             James T. Snyder             6,399,952      36,060          0

                                                                     Withheld/     Broker
                                              For        Against      Abstain     Non-Votes
                                              ---        -------      -------     ---------
          2) Ratification of the Amended
             and Restated Ocean Financial
             Corp. 1997 Incentive Plan      5,945,540     440,408     50,064          0


          3) Ratification of KPMG Peat
             Marwick LLP as independent
             auditors for the Company for
             the year ending December 31,
             1998.                          6,370,224      49,928     15,860          0


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

              3.2  Bylaws of Ocean Financial Corp.*

              4.0  Stock Certificate of Ocean Financial Corp.*

              11   Computation of earnings per share

              27   Financial Data Schedule (filed herewith)



          b) There were no reports on Form 8-K filed during the three months ended March 31, 1998.



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


                                    Ocean Financial Corp.
                                    -------------------------------
                                    Registrant


DATE:  May 12, 1998                  /s/ John R. Garbarino
                                    ---------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  May 12, 1998                  /s/ Michael Fitzpatrick
                                    ----------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer