Form 10-Q
period 1998-06-30
OCEAN FINANCIAL CORP
filed 1998-08-10
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                   ----------  ---------

                        Commission file number 0-27428

                             OCEAN FINANCIAL CORP.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  22-3412577
  -------------------------------        ------------------------------------
  (State of other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


     975 Hooper Avenue, Toms River, NJ                    08753
  ----------------------------------------              ---------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:         (732) 240-4500
                                                           ----------------

------------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO      .
    -----    -----

As of August 6, 1998, there were 15,384,134 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             OCEAN FINANCIAL CORP.

                              INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION
-------    ---------------------
                                                                      PAGE
                                                                      ----
Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           as of June 30, 1998 (unaudited) and December 31, 1997.........1

           Consolidated Statements of Income for the three and six
           months ended June 30, 1998 and 1997 (unaudited)...............2

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1998 and 1997 (unaudited)...............3

           Notes to Unaudited Consolidated Financial Statements..........5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................7

Item 3.    Quantitative and Qualitative Disclosure about Market Risk....10


Part II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings............................................11

Item 2.    Changes in Securities........................................11

Item 3.    Default Upon Senior Securities...............................11

Item 4.    Submission of Matters to a Vote of Security Holders..........11

Item 5.    Other Information............................................11

Item 6.    Exhibits and Reports on Form 8-K.............................11


Signatures .............................................................12

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)


                                                    June 30,       December 31,
                                                     1998              1997
                                                  -----------      ------------
                                                  (Unaudited)
ASSETS
------

Cash and due from banks                           $    3,896        $    2,225
Federal funds sold                                    18,900               -
                                                  ----------        ----------
 Cash and cash equivalents                            22,796             2,225
Investment securities available for sale             183,799           207,357
Federal Home Loan Bank of New York
  stock, at cost                                      15,043            14,980
Mortgage-backed securities available for
  sale                                               392,335           457,148
Loans receivable, net                                870,450           783,695
Mortgage loans held for sale                           3,009               -
Interest and dividends receivable                     10,593            11,064
Real estate owned, net                                   432             1,198
Premises and equipment, net                           14,480            14,279
Other assets                                          25,327            19,001
                                                  ----------        ----------

     Total assets                                 $1,538,264        $1,510,947
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                          $1,013,192        $  976,764
Federal Home Loan Bank borrowings                        -              20,400
Securities sold under agreements to repurchase       300,026           288,200
Advances by borrowers for taxes and insurance          5,525             4,773
Other liabilities                                      8,662             5,266
                                                  ----------        ----------

     Total liabilities                             1,327,405         1,295,403
                                                  ----------        ----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
     5,000,000 shares authorized, no shares
     issued                                              -                 -
   Common stock, $.01 par value, 55,000,000
    shares authorized, 18,118,248 shares
    issued and 15,534,134 and 15,705,720 shares
    outstanding at June 30, 1998 and December
    31, 1997, respectively                               181               181
   Additional paid-in capital                        177,936           177,223
   Retained earnings-substantially restricted        101,001            97,487
   Accumulated other comprehensive income              1,769               989
   Less:  Unallocated common stock held by
          Employee Stock Ownership Plan              (18,420)          (10,903)
           Unearned Incentive Awards                  (6,930)           (7,897)
          Treasury Stock at cost (2,584,114
           and 2,412,528 shares at June 30,
           1998 and December 31, 1997,
           respectively)                             (44,678)          (41,536)
                                                  ----------        ----------

          Total stockholders' equity                 210,859           215,544
                                                  ----------        ----------
          Total liabilities and stockholders'
           equity                                 $1,538,264        $1,510,947
                                                  ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

Note: Shares and related amounts for prior periods have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend paid on May 15, 1998.

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
          (dollars and shares in thousands, except per share amounts)


                                   For the three months    For the six months
                                      ended June 30,         ended June 30,
                                  ----------------------  ---------------------
                                    1998        1997        1998        1997
                                  ---------  -----------  ---------  ----------
                                       (Unaudited)             (Unaudited)

Interest income:
  Loans                             $16,643     $14,097     $32,416    $27,691
  Mortgage-backed securities          6,293       6,680      13,333     12,410
  Investment securities and
   other                              3,283       3,533       6,697      6,754
                                    -------     -------     -------    -------
      Total interest income          26,219      24,310      52,446     46,855
                                    -------     -------     -------    -------

Interest expense:
  Deposits                           10,930      10,605      21,675     20,900
  Borrowed funds                      4,380       2,905       8,781      4,643
                                    -------     -------     -------    -------
      Total interest expense         15,310      13,510      30,456     25,543
                                    -------     -------     -------    -------

      Net interest income            10,909      10,800      21,990     21,312

Provision for loan losses               225         225         450        450
                                    -------     -------     -------    -------

      Net interest income after
       provision for loan losses     10,684      10,575      21,540     20,862
                                    -------     -------     -------    -------

Other income:
  Fees and service charges              508         448       1,041        950
  Net gain (loss) on sales of
   loans available for sale             164           0         167         (1)
  Net income from other real
   estate operations                    189           2         140          6
  Other                                 192         125         326        207
                                    -------     -------     -------    -------
      Total other income              1,053         575       1,674      1,162
                                    -------     -------     -------    -------

Operating expenses:
  Compensation and employee
   benefits                           3,779       3,494       7,283      6,798
  Occupancy                             472         467         918        966
  Equipment                             355         358         668        670
  Marketing                             428         282         752        403
  Federal deposit insurance             217         208         434        297
  Data processing                       314         292         627        670
  General and administrative          1,108         744       1,973      1,502
                                    -------     -------     -------    -------
      Total operating expenses        6,673       5,845      12,655     11,306
                                    -------     -------     -------    -------

      Income before provision
       for income taxes               5,064       5,305      10,559     10,718

Provision for income taxes            1,862       1,889       3,848      3,913
                                    -------     -------     -------    -------

      Net income                    $ 3,202     $ 3,416     $ 6,711    $ 6,805
                                    =======     =======     =======    =======

Basic earnings per share            $   .23     $   .22     $   .48    $   .42
                                    =======     =======     =======    =======

Diluted earnings per share          $   .23     $   .21     $   .47    $   .42
                                    =======     =======     =======    =======

Average basic shares outstanding     13,757      15,796      13,864     16,142
                                    =======     =======     =======    =======

Average diluted shares
 outstanding                         14,177      15,949      14,246     16,246
                                    =======     =======     =======    =======


See accompanying notes to unaudited consolidated financial statements.

Note: Earnings per share and shares outstanding for prior periods have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend paid on May 15, 1998.

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                         For the six months
                                                           ended June 30,
                                                     ---------------------------
                                                         1998           1997
                                                     -------------  ------------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                         $      6,711   $      6,805
                                                     ------------   ------------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                        713           661
    Amortization of Incentive Awards                          967           807
    Amortization of ESOP                                      683           714
    ESOP adjustment                                           585           355
    Tax benefit of stock plans                                128            -
    Amortization of servicing asset                           167            89
    Net premium amortization in excess of discount
         accretion on securities                            1,755         1,931
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans          (261)         (183)
    Provision for loan losses                                 450           450
    Net gain on sales of real estate owned                    (78)         (129)
    Net (gain) loss on sales of loans available
         for sale                                            (167)            1
    Proceeds from sales of mortgage loans held for
         sale                                              12,989           703
    Mortgage loans originated for sale                    (16,124)           -
    Decrease (increase) in interest and dividends
         receivable                                           471        (2,042)
    Increase in other assets                               (5,629)         (537)
    Increase  in other liabilities                          3,396           137
                                                     ------------   ------------
      Total adjustments                                        45         2,957
                                                     ------------   ------------
      Net cash provided by operating activities             6,756         9,762
                                                     ------------   ------------

Cash flows from investing activities:
  Net increase in loans receivable                        (87,408)      (48,250)
  Purchase of investment securities available for
         sale                                             (81,691)      (49,984)
  Purchase of mortgage-backed securities available
         for sale                                         (40,567)     (151,199)
  Proceeds from maturities of investment securities
         available for sale                               105,025        15,270
  Principal payments on mortgage-backed securities
         available for sale                               105,087        88,396
  Purchases of Federal Home Loan Bank of New York
         stock                                                (63)       (3,054)
  Proceeds from sales of real estate owned                  1,308         1,255
  Purchases of premises and equipment                        (914)       (1,296)
                                                     ------------   ------------
      Net cash provided by (used in) investing
         activities                                           777      (148,862)
                                                     ------------   ------------

                                                                       Continued

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                            (dollars in thousands)


                                                           For the six months
                                                             ended June 30,
                                                         ----------------------
                                                            1998        1997
                                                         -----------  ---------
                                                               (Unaudited)

Cash flows from financing activities:
  Acquisition of deposits                                $   10,732       -
  Deposit premium                                            (1,030)      -
  Increase  in deposits                                      25,696     26,074
  Decrease in Federal Home Loan Bank borrowings             (20,400)    (3,500)
  Increase in securities sold under agreements
         to repurchase                                       11,826    138,090
  Increase in advances by borrowers for taxes and
         insurance                                              752        851
  Dividends paid                                             (3,196)    (1,689)
  Purchase of  Incentive Award stock                           -       (10,176)
  Purchase of ESOP shares                                    (8,200)      -
  Purchase of treasury stock                                 (3,142)   (14,270)
                                                         ----------   --------
      Net cash provided by financing activities              13,038    135,380
                                                         ----------   --------
      Net increase (decrease) in cash and cash
       equivalents                                           20,571     (3,720)

Cash and cash equivalents at beginning of period              2,225      5,372
                                                         ----------   --------
Cash and cash equivalents at end of period               $   22,796   $  1,652
                                                         ==========   ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                           $   30,090   $ 25,136
      Income taxes                                               10      3,711
   Noncash investing activities:
      Transfer of loans receivable to real estate owned         464        839
      Mortgage loans securitized into mortgage-backed
         securities                                          13,073        -
                                                         ==========   ========

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for all of 1998.

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

Note 2.  Earnings per Share
---------------------------

Amounts per common share for prior periods have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared by the Company's Board of Directors on April 22, 1998 and paid on May 15, 1998.

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997

                                           Three months ended  Six months ended
                                                 June 30,          June 30,
                                           ------------------  ----------------
                                             1998      1997     1998     1997
                                           --------  --------  -------  -------

     Weighted average shares issued net
      of Treasury shares                    15,534    17,644   15,584   17,881
     Less: Unallocated ESOP shares          (1,231)   (1,177)  (1,150)  (1,195)
           Unallocated incentive
            award shares                      (546)     (671)    (570)    (544)
                                            ------    ------   ------   ------

     Average basic shares outstanding       13,757    15,796   13,864   16,142
     Add: Effect of dilutive securities:
          Stock options                        283        73      248       51
          Incentive awards                     137        80      134       53
                                            ------    ------   ------   ------
     Average diluted shares outstanding     14,177    15,949   14,246   16,246
                                            ======    ======   ======   ======


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

For the three month periods ended June 30, 1998 and 1997 total comprehensive income amounted to $3,706,000 and $3,515,000, respectively. For the six month periods ended June 30, 1998 and 1997, total comprehensive income amounted to $7,491,000 and $6,865,000, respectively.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities.
SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105 and 119. This statement is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

Note 4. Loans Receivable, Net
-----------------------------

Loans receivable, net at June 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                               June 30, 1998   December 31, 1997
                                               --------------  -----------------
                                                (Unaudited)
Real estate:
     One- to four-family                            $785,101       $711,548
     Commercial real estate, multi-
      family and land                                 34,956         25,699
     Construction                                      8,245          8,748
Consumer                                              50,553         45,417
Commercial                                             5,307          2,904
                                                    --------       --------
          Total loans                                884,162        794,316

Less:
     Loans in process                                  2,810          2,867
     Deferred fees                                       849          1,133
     Unearned discounts                                    9              9
     Allowance for loan losses                         7,035          6,612
                                                    --------       --------
          Total loans, net                           873,459        783,695

Less: mortgage loans held for sale                     3,009            -
                                                    --------       --------
          Loans receivable, net                     $870,450       $783,695
                                                    ========       ========

Note 5. Deposits
----------------

The major types of deposits at June 30, 1998 and December 31, 1997 were as follows (in thousands):

                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------
Type of Account                                 (Unaudited)
---------------

Non-interest bearing                                $ 19,789       $ 13,149
NOW                                                   84,727         77,994
Money market deposit                                  72,157         67,979
Savings                                              166,956        163,202
Time deposits                                        669,563        654,440
                                                  ----------       --------
                                                  $1,013,192       $976,764
                                                  ==========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at June 30, 1998 were $1.538 billion, an increase of $27.3 million, compared to $1.511 billion at December 31, 1997.

Investment securities available for sale decreased by $23.6 million, to a balance of $183.8 million at June 30, 1998, compared to a balance of $207.4 million at December 31, 1997, and mortgage-backed securities available for sale decreased by $64.8 million, to $392.3 million at June 30, 1998, from $457.1 million at December 31, 1997. The investment and mortgage-backed securities available for sale portfolios decreased in order to fund growth in the Bank's loans receivable. Loans receivable, net, increased by $86.8 million, or 11.1%, to a balance of $870.5 million at June 30, 1998, compared to a balance of $783.7 million at December 31, 1997. The increase was largely attributable to robust residential loan growth (including mortgage refinance activity) in the Bank's market area, as well as commercial lending (including commercial real estate) initiatives which accounted for $11.7 million of this growth. Included in the residential loan growth is $39.5 million of 30 year fixed rate mortgage loans which the Bank retained in portfolio, while $13.1 million of 30-year fixed rate mortgage loans were sold. In the past, the Bank has often sold most of this product into the secondary market. Of the loans retained, the Bank funded $29.2 million with repurchase agreements with approximate terms of three to seven years, mitigating part of the interest rate risk associated with retaining these mortgages.

Total deposits at June 30, 1998 were $1.013 billion, an increase of $36.4 million, compared to $976.8 million at December 31, 1997. On June 29, 1998, the Company completed the purchase of $10.7 million in deposit balances from Summit Bank's Whiting, New Jersey branch, for a deposit premium of $1.0 million. Stockholders' equity at June 30, 1998 was $210.9 million, compared to $215.5 million at December 31, 1997. The Company repurchased 171,586 shares of common stock during the first quarter for $ 3.1 million, completing the 5% repurchase program announced in October 1997. Additionally, during the second quarter of 1998, the Company loaned $8.2 million to the Bank's Employee Stock Ownership Plan ("ESOP" or the "Plan") which enabled the ESOP trustee to purchase 422,500 shares of common stock. After the initial 12 year ESOP term expires in year 2008, these shares will begin to be allocated to employees covered by the Plan at which time they will be expensed by the Company.

Results of Operations

General

Net income decreased to $3.2 million for the three months ended June 30, 1998 as compared to net income of $3.4 million for the three months ended June 30, 1997. For the six months ended June 30, 1998 net income decreased to $6.7 million from $6.8 million for the six months ended June 30, 1997.

Interest Income

Interest income for the three months ended June 30, 1998 was $26.2 million, compared to $24.3 million for the three months ended June 30, 1997, an increase of $1.9 million, or 7.9%. For the six months ended June 30, 1998, interest income was $52.4 million compared to $46.9 million for the same period in 1997, an increase of $5.6 million or 11.9%. The increases in interest income were the result of increases in the average balance of loans receivable which increased by $143.6 million and $128.4 million for the three and six months ended June 30, 1998, respectively, as compared to the same prior year periods. For the three months ended June 30, 1998, the yield on earning assets remained constant at 7.12%, as compared to the same period in 1997 as declines in yields for loans and investments and mortgage-backed securities were offset by a shift in the asset mix from lower yielding securities to higher yielding loans receivable. For the six months ended June 30, 1998, interest income was augmented by an increase in the yield on average interest earning assets, which improved to 7.16% on average in the first six months of 1998, from 7.07% on average in the first six months of 1997. Increased yields on mortgage-backed securities and a change in the mix of earning assets to whole loans accounted for the increased yield.

Interest Expense

Interest expense for the three months ended June 30, 1998 was $15.3 million, compared to $13.5 million for the three months ended June 30, 1997, an increase of $1.8 million, or 13.3%. For the six months ended June 30, 1998 interest expense was $30.5 million compared to $25.5 million for the same period in 1997, an increase of $4.9 million or 19.2%. The increases in interest expense were primarily the result of an increase in the average outstanding balance of total borrowings (Federal Home Loan Bank and securities sold under agreements to repurchase) which increased by $97.3 million and $137.5 million for the three and six months ended June 30, 1998, respectively, as compared to the same prior year periods and a smaller average increase in deposits. The increase in wholesale borrowings was part of a leverage strategy adopted in late 1996 to improve returns on invested capital. Proceeds from the borrowings were invested in mortgage loans and investment and mortgage-backed securities. The average cost of interest bearing liabilities increased to 4.78% for both the three and six months ended June 30, 1998, as compared to 4.71% and 4.64%, respectively, for the same prior year periods, due to a greater percentage increase in higher cost wholesale funding over retail deposit funding.

Provision for Loan Losses

For the three and six months ended June 30, 1998, the Company's provision for loan losses was $225,000 and $450,000, respectively, unchanged from the same prior year periods. The Company's non-performing assets declined by $1.8 million at June 30, 1998 as compared to June 30, 1997 allowing for stable provisions despite loan growth.

Other Income

Other income increased to $1.1 million and $1.7 million for the three and six months ended June 30, 1998, respectively, compared to $575,000 and $1.2 million for the same prior year periods. The increases were primarily due to $164,000 in gains recognized in the second quarter of 1998 on the sale of 30 year fixed rate mortgage loans, which the Company periodically sells to manage interest rate risk. Additionally, deposit related fees (part of fees and service charges) increased by $121,000 and $198,000 for the three and six months ended June 30, 1998, respectively, as compared to the same prior year periods, due to growth in commercial account services and retail core account balances. The growth in these fees was partly offset by reductions in loan servicing fees due to prepayments of the loans underlying the servicing portfolio.

Operating Expenses

Operating expenses were $6.7 million and $12.7 million for the three and six months ended June 30, 1998, representing increases of $828,000 and $1.3 million compared to the same prior year periods. The increases were partly due to higher non-cash charges relating to the Employee Stock Ownership Plan and expenses associated with the stock awards granted to directors and officers under the 1997 Incentive Plan. These non-cash charges increased by $93,000 and $361,000 for the three and six months ended, June 30, 1998, respectively, over the same prior year periods. Additionally, marketing expense increased by $146,000 and $349,000 as the Bank aggressively promoted its new retail checking products. The Bank also opened its eleventh branch office in early April of 1998.

Provision for Income Taxes

Income tax expense was $1.9 million and $3.8 million for the three and six months ended June 30, 1998, respectively, compared to $1.9 million and $3.9 million for the three and six months ended June 30, 1997, respectively. The effective tax rate was relatively stable at 36.4% for the six months ended June 30, 1998 as compared to 36.5% for the same prior year period.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At June 30, 1998, the Company had no outstanding overnight borrowings from the FHLB, representing a decrease from $20.4 million at December 31, 1997. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $300.0 million at June 30, 1998 through securities sold under agreements to repurchase, an increase from $288.2 million at December 31, 1997. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the six months ended June 30, 1998, were principally provided by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities and increased deposits, including a deposit acquisition. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans. For the six months ended June 30, 1997, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, securities sold under agreements to repurchase and increased deposits. The cash was principally utilized for loan originations and purchases of investment and mortgage-backed securities.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of June 30, 1998 and December 31, 1997, the Bank's liquidity ratios were 6.2% and 9.8%, respectively, both in excess of the minimum regulatory requirement.

At June 30, 1998, the Bank exceeded all of its regulatory capital requirements with tangible capital of $178.5 million, or 11.7%, of total adjusted assets, which is above the required level of $23.0 million or 1.5%; core capital of $178.5 million or 11.7% of total adjusted assets, which is above the required level of $46.0 million, or 3.0%; and risk-based capital of $185.4 million, or 26.6% of risk-weighted assets, which is above the required level of $55.8 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at June 30, 1998 or December 31, 1997. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                                June 30,         December 31,
                                                  1998               1997
                                               -----------       -------------
                                                    (Dollars in thousands)
                                               (Unaudited)
Non-accrual loans:
     Real estate:
          One-to four-family                       $5,301              $5,062
          Commercial real estate,
           multi-family and land                      354                 382
     Consumer                                          72                 110
                                                   ------              ------
          Total                                     5,727               5,554
REO, net                                              432               1,198
                                                   ------              ------
          Total non-performing assets              $6,159              $6,752
                                                   ======              ======

Non-performing loans as a percent of total
     loans receivable                                 .65%                .70%
Non-performing assets as a percent of total
     assets                                           .40%                .45%

Allowance for loan losses as a percent of
     total loans receivable                           .80%                .83%
Allowance for loan losses as percent of
     total non-performing loans                    122.84%             119.03%

Impact of Year 2000

The Company is conducting a comprehensive review of its computer systems and third party vendors to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations. The Company is devoting the necessary internal and external resources in the development of an implementation plan to address Year 2000. Management anticipates that all Year 2000 initiatives and testing will be completed in a timely manner and will meet all regulatory milestones. Expenditures in future years are not expected to have a material impact on the company.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and state tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in Item 1, Business, of the Company's 1997 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1997 to June 30, 1998.
All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1997.

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

                     3.1  Certificate of Incorporation of Ocean Financial Corp.*

                     3.2  Bylaws of Ocean Financial Corp.*

                     4.0  Stock Certificate of Ocean Financial Corp.*

                     27   Financial Data Schedule (filed herewith)

                 b) There were no reports on Form 8-K filed during the three months ended June 30, 1998.

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

                                    Ocean Financial Corp.
                                    ---------------------------------------
                                    Registrant


DATE: August 10, 1998               /s/ John R. Garbarino
                                    ------------------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE: August 10, 1998               /s/ Michael Fitzpatrick
                                    ------------------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer