Form 10-Q
period 1998-09-30
OCEAN FINANCIAL CORP
filed 1998-11-12
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ________

                        Commission file number 0-27428


                             OCEAN FINANCIAL CORP.
     --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                        22-3412577
     --------------------------------      ------------------------------------
      (State of other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


      975 Hooper Avenue, Toms River, NJ                    08753
     ----------------------------------    ------------------------------------
     (Address of principal executive                     (Zip Code)
      offices)

     Registrant's telephone number,
      including area code:                             (732) 240-4500
                                            ------------------------------------



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

YES   X   NO _____.
    -----

As of November 6, 1998, there were 14,757,428 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             OCEAN FINANCIAL CORP.

                              INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION
-------     ---------------------
                                                                                                         PAGE
                                                                                                         ----
Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition
            as of September 30, 1998 (unaudited) and December 31, 1997...................................  1

            Consolidated Statements of Income for the three and nine
            months ended September 30, 1998 and 1997 (unaudited).........................................  2

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1998 and 1997 (unaudited).........................................  3

            Notes to Unaudited Consolidated Financial Statements.........................................  5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................................  7

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.................................... 11


Part II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings............................................................................ 13

Item 2.     Changes in Securities........................................................................ 13

Item 3.     Default Upon Senior Securities............................................................... 13

Item 4.     Submission of Matters to a Vote of Security Holders.......................................... 13

Item 5.     Other Information............................................................................ 13

Item 6.     Exhibits and Reports on Form 8-K............................................................. 13


Signatures  ............................................................................................. 14

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                                                  September 30,          December 31,
                                                                                     1998                    1997
                                                                                  ------------           -----------
                                                                                  (Unaudited)
ASSETS
------
Cash and due from banks                                                            $     8,738            $     2,225
Federal funds sold                                                                         -                      -
                                                                                   -----------            -----------
   Cash and cash equivalents                                                             8,738                  2,225
Investment securities available for sale                                               145,468                207,357
Federal Home Loan Bank of New York
  stock, at cost                                                                        15,042                 14,980
Mortgage-backed securities available for
  sale                                                                                 428,955                457,148
Loans receivable, net                                                                  893,417                783,695
Interest and dividends receivable                                                       10,242                 11,064
Real estate owned, net                                                                     576                  1,198
Premises and equipment, net                                                             14,251                 14,279
Other assets                                                                            27,645                 19,001
                                                                                   -----------            -----------

      Total assets                                                                 $ 1,544,334            $ 1,510,947
                                                                                   ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                           $ 1,028,522            $   976,764
Federal Home Loan Bank borrowings                                                       27,000                 20,400
Securities sold under agreements to repurchase                                         275,405                288,200
Advances by borrowers for taxes and insurance                                            5,453                  4,773
Other liabilities                                                                       11,368                  5,266
                                                                                   -----------            -----------

      Total liabilities                                                              1,347,748              1,295,403
                                                                                   -----------            -----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                        -                      -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 14,757,428 and 15,705,720 shares outstanding at September 30, 1998 and December 31, 1997,
         respectively                                                                      181                    181
   Additional paid-in capital                                                          178,306                177,223
   Retained earnings-substantially restricted                                          102,606                 97,487
   Accumulated other comprehensive income                                               (1,728)                   989
   Less: Unallocated common stock held by
         Employee Stock Ownership Plan                                                 (18,079)               (10,903)
         Unearned Incentive Awards                                                      (6,447)                (7,897)
         Treasury Stock at cost (3,360,820 and 2,412,528 shares
            at September 30, 1998 and December 31, 1997, respectively)                 (58,253)               (41,536)
                                                                                   -----------            -----------

         Total stockholders' equity                                                    196,586                215,544
                                                                                   -----------            -----------

         Total liabilities and stockholders'
           equity                                                                  $ 1,544,334            $ 1,510,947
                                                                                   ===========            ===========

See accompanying notes to unaudited consolidated financial statements
Note: Shares and related amounts for prior periods have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend paid on May 15, 1998.

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
          (dollars and shares in thousands, except per share amounts)

                                                                For the three months                   For the nine months
                                                                 ended September 30,                   ended September 30,
                                                              ------------------------               ----------------------
                                                                1998            1997                  1998           1997
                                                              ------           -------               -------        -------
                                                                    (Unaudited)                            (Unaudited)
Interest income:
  Loans                                                       $17,048          $14,637               $49,465        $42,328
  Mortgage-backed securities                                    5,853            7,192                19,185         19,602
  Investment securities and other                               3,593            3,739                10,290         10,493
                                                              -------          -------               -------       --------
      Total interest income                                    26,494           25,568                78,940         72,423
                                                              -------          -------               -------       --------

Interest expense:
  Deposits                                                     11,248           11,001                32,923         31,901
  Borrowed funds                                                4,412            3,657                13,194          8,300
                                                              -------          -------               -------        -------
      Total interest expense                                   15,660           14,658                46,117         40,201
                                                              -------          -------               -------        -------

      Net interest income                                      10,834           10,910                32,823         32,222

Provision for loan losses                                         225              225                   675            675
                                                              -------          -------              --------        -------

      Net interest income after provision for loan losses      10,609           10,685                32,148         31,547
                                                              -------          -------              --------        -------

Other income:
  Fees and service charges                                        622              477                 1,663          1,427
  Net gain on sales of loans available for sale                    53                1                   221              1
  Net income from other real estate operations                     20                5                   160             12
  Other                                                           181               89                   506            294
                                                              -------          -------               -------        -------
     Total other income                                           876              572                 2,550          1,734
                                                              -------          -------               -------        -------

Operating expenses:
  Compensation and employee benefits                            3,710            3,492                10,994         10,290
  Occupancy                                                       490              480                 1,408          1,445
  Equipment                                                       343              307                 1,011            978
  Marketing                                                       301              138                 1,053            541
  Federal deposit insurance                                       217              210                   651            506
  Data processing                                                 319              288                   945            959
  General and administrative                                      924              809                 2,897          2,311
                                                              -------          -------               -------        -------
     Total operating expenses                                   6,304            5,724                18,959         17,030
                                                              -------          -------               -------        -------

     Income before provision for income taxes                   5,181            5,533                15,739         16,251

Provision for income taxes                                      1,845            1,993                 5,692          5,906
                                                              -------          -------               -------        -------

      Net income                                              $ 3,336          $ 3,540               $10,047        $10,345
                                                              =======          =======               =======       ========

Basic earnings per share                                      $   .25          $   .24               $   .74        $   .66
                                                              =======          =======               =======       ========

Diluted earnings per share                                    $   .25          $   .23               $   .72        $   .65
                                                              =======          =======               =======       ========

Average basic shares outstanding                               13,202           14,834                13,517         15,706
                                                              =======          =======               =======       ========

Average diluted shares outstanding                             13,505           15,169                13,893         15,887
                                                              =======          =======               =======       ========

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

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                        For the nine months
                                                                                        ended September 30,
                                                                                      -----------------------
                                                                                         1998         1997
                                                                                      ---------     ---------
                                                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                                                          $  10,047    $  10,345
                                                                                      ---------    ---------



Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                                    1,093        1,008
    Amortization of Incentive Awards                                                      1,450        1,289
    Amortization of ESOP                                                                  1,024        1,071
    ESOP adjustment                                                                         826          613
    Tax benefit of stock plans                                                              257          -
    Amortization of servicing asset                                                         238          138
    Net premium amortization in excess of discount
         accretion on securities                                                          2,524        2,719
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                                        (380)        (272)
    Provision for loan losses                                                               675          675
    Net gain on sales of real estate owned                                                 (107)        (184)
    Net gain on sales of loans available for sale                                          (221)          (1)
    Proceeds from sales of mortgage loans held for sale                                  15,962          703
    Mortgage loans originated for sale                                                  (16,132)         -
    Decrease (increase) in interest and dividends receivable                                822       (2,456)
    Increase in other assets                                                             (5,866)        (612)
    Increase in other liabilities                                                         6,102        1,007
                                                                                      ---------    ---------
      Total adjustments                                                                   8,267        5,698
                                                                                      ---------    ---------
      Net cash provided by operating activities                                          18,314       16,043
                                                                                      ---------    ---------
Cash flows from investing activities:
  Net increase in loans receivable                                                     (110,864)     (77,843)
  Purchase of investment securities available for sale                                 (126,986)     (50,984)
  Purchase of mortgage-backed securities available for sale                            (131,172)    (202,319)
  Proceeds from maturities of investment securities
         available for sale                                                             185,160       20,270
  Principal payments on mortgage-backed securities
         available for sale                                                             156,243      123,253
  Purchases of Federal Home Loan Bank of New York stock                                     (62)      (4,709)
  Proceeds from sales of real estate owned                                                1,576        2,205
  Purchases of premises and equipment                                                    (1,065)      (1,407)
                                                                                      ---------    ---------
      Net cash used in investing activities                                             (27,170)    (191,534)
                                                                                      ---------    ---------

                                                                       Continued

                     OCEAN FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (dollars in thousands)

                                                                                                                 For the nine months
                                                                                                                 ended September 30,
                                                                                                            ------------------------
                                                                                                              1998           1997
                                                                                                            ------------------------
                                                                                                                    (Unaudited)
Cash flows from financing activities:
  Acquisition of deposits                                                                                    $  10,732         --
  Deposit premium                                                                                               (1,030)        --
  Increase  in deposits                                                                                         41,026       31,006
  Increase in Federal Home Loan Bank borrowings                                                                  6,600        9,600
  (Decrease) increase in securities sold under agreements
         to repurchase                                                                                         (12,795)     169,793
  Increase in advances by borrowers for taxes and
         insurance                                                                                                 680          854
  Dividends paid                                                                                                (4,927)      (3,287)
  Purchase of  Incentive Award stock                                                                              --        (10,176)
  Purchase of ESOP shares                                                                                       (8,200)        --
  Purchase of treasury stock                                                                                   (16,717)     (29,546)
                                                                                                             ---------    ---------
      Net cash provided by financing activities                                                                 15,369      168,244
                                                                                                             ---------    ---------

      Net increase (decrease) in cash and cash equivalents                                                       6,513       (7,247)


Cash and cash equivalents at beginning of period                                                                 2,225        5,372
                                                                                                             ---------    ---------

Cash and cash equivalents at end of period                                                                   $   8,738    $   1,875
                                                                                                             =========    =========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                                                               $  45,691    $  39,656
      Income taxes                                                                                                  20        5,346
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                                                            847        1,455
      Mortgage loans securitized into mortgage-backed
         securities                                                                                             16,082         --
                                                                                                             =========    =========

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for all of 1998.

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

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997

                                                             Three months ended         Nine months ended
                                                                 September 30,            September 30,
                                                             ------------------        -------------------
                                                                1998       1997          1998       1997
                                                              -------    -------        -------    -------
Weighted average shares issued net of Treasury shares         15,172     16,647         15,322     17,470
Less: Unallocated ESOP Shares                                 (1,424)    (1,142)        (1,243)    (1,177)
      Unallocated incentive award shares                        (546)      (671)          (562)      (587)
                                                              -------    -------        -------    -------
Average basic shares outstanding                              13,202     14,834         13,517     15,706
Add: Effect of dilutive securities:
       Stock options                                             166        190            222         97
       Incentive awards                                          137        145            154         84
                                                              -------    -------        -------    -------
Average diluted shares outstanding                            13,505     15,169         13,893     15,887
                                                              =======    =======        =======    =======

NOTE 3. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------

Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly inequity, such as unrealized gains or losses on securities available for sale. Comparative financial statements provided for earlier periods have been reclassified to conform with the provisions of this Statement.

SFAS 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, SFAS 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements.

For the three month periods ended September 30, 1998 and 1997 total comprehensive income (loss) amounted to $(161,000) and $6,266,000, respectively. For the nine month periods ended September 30, 1998 and 1997, total comprehensive income amounted to $7,330,000 and $13,131,000, respectively.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Actitivies." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105 and 119. This statement is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

In October 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends FASB Statement 65 "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this Statement is not expected to have a material impact on the financial position or results of operations of the Company.

NOTE 4. LOANS RECEIVABLE, NET
-----------------------------
Loans receivable, net at September 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                         September 30, 1998                   December 31, 1997
                                                         ------------------                   -----------------
                                                            (Unaudited)
Real estate:
         One- to four-family                                     $802,662                        $711,548
         Commercial real estate, multi-
           family and land                                         36,139                          25,699
         Construction                                               7,284                           8,748
Consumer                                                           51,635                          45,417
Commercial                                                          6,340                           2,904
                                                                ---------                       ---------
                  Total loans                                     904,060                         794,316

Less:
         Loans in process                                           2,712                           2,867
         Deferred fees                                                676                           1,133
         Unearned discounts                                             9                               9
         Allowance for loan losses                                  7,246                           6,612
                                                                ---------                       ---------
                  Total loans, net                                893,417                         783,695

Less: mortgage loans held for sale                                  -                              -
                                                                ---------                       ---------
                  Loans receivable, net                          $893,417                        $783,695
                                                                =========                       =========

NOTE 5. DEPOSITS
----------------
The major types of deposits at September 30, 1998 and December 31, 1997 were as follows (in thousands):

                                                        September 30, 1998           December 31, 1997
                                                        ------------------           -----------------
Type of Account                                           (Unaudited)
---------------
Non-interest bearing                                      $   21,686                   $   13,149
NOW                                                           85,950                       77,994
Money market deposit                                          74,147                       67,979
Savings                                                      168,140                      163,202
Time deposits                                                678,599                      654,440
                                                          ----------                   ----------
                                                          $1,028,522                   $  976,764
                                                          ==========                   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at September 30, 1998 were $1.544 billion, an increase of $33.4 million, compared to $1.511 billion at December 31, 1997.

Investment securities available for sale decreased by $61.9 million, to a balance of $145.5 million at September 30, 1998, compared to a balance of $207.4 million at December 31, 1997, and mortgage-backed securities available for sale decreased by $28.2 million, to $429.0 million at September 30, 1998, from $457.1 million at December 31, 1997. The investment and mortgage-backed securities available for sale portfolios decreased in order to fund growth in the Bank's loans receivable. Loans receivable, net, increased by $109.7 million, or 14.0%, to a balance of $893.4 million at September 30, 1998, compared to a balance of $783.7 million at December 31, 1997. The increase was largely attributable to robust residential loan growth (including mortgage refinance activity) in the Bank's market area, as well as commercial lending (including commercial real estate) initiatives which accounted for $13.9 million of this growth. Included in the residential loan growth is $64.0 million of 30-year fixed-rate non-conforming mortgage loans which the Bank retained in portfolio, while $16.1 million of 30-year fixed-rate mortgage loans were sold. In the past, the Bank has often sold most of this product into the secondary market. Of the loans retained, the Bank funded $58.5 million with repurchase agreements with approximate terms of three to seven years, mitigating part of the interest rate risk associated with retaining these mortgages.

Total deposits at September 30, 1998 were $1.029 billion, an increase of $51.8 million, compared to $976.8 million at December 31, 1997. On June 29, 1998, the Company completed the purchase of $10.7 million in deposit balances from Summit Bank's Whiting, New Jersey branch, for a deposit premium of $1.0 million. Stockholders' equity at September 30, 1998 was $196.6 million, compared to $215.5 million at December 31, 1997. The Company repurchased 948,292 shares of common stock during the nine months ended September 30, 1998 for $16.7 million, fully completing the remainder of a 5% repurchase program announced in October 1997 and another 5% repurchase program announced in July 1998. Additionally, during the second quarter of 1998, the Company loaned $8.2 million to the Bank's Employee Stock Ownership Plan ("ESOP" or the "Plan") which enabled the ESOP trustee to purchase 422,500 shares of common stock. After the initial 12 year ESOP term expires in year 2008, these shares will begin to be allocated to employees covered by the Plan at which time they will be expensed by the Company.

RESULTS OF OPERATIONS

GENERAL

Net income decreased to $3.3 million for the three months ended September 30, 1998 as compared to net income of $3.5 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998 net income decreased to $10.0 million from $10.3 million for the nine months ended September 30, 1997.

INTEREST INCOME

Interest income for the three months ended September 30, 1998 was $26.5 million, compared to $25.6 million for the three months ended September 30, 1997, an increase of $926,000, or 3.6%. For the nine months ended September 30, 1998, interest income was $78.9 million compared to $72.4 million for the same period in 1997, an increase of $6.5 million or 9.0%. The increases in interest income were the result of increases in the average balance of loans receivable which increased by $143.5 million and $133.5 million for the three and nine months ended September 30, 1998, respectively, as compared to the same prior year periods. For the three months ended September 30, 1998, a $77.0 million increase in earning assets was largely offset by a decline in the yield on earning assets which decreased to 7.11% as compared to 7.24% for the same period in 1997 due to declines in yields for loans and investment and mortgage-backed securities. For the nine months ended September 30, 1998 the yield on earning assets increased 1 basis point to 7.14% as compared to the same period in 1997 as declines in yields for loans and investment securities were offset by a shift in the asset mix from lower yielding securities to higher yielding loans receivable.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1998 was $15.7 million, compared to $14.7 million for the three months ended September 30, 1997, an increase of $1.0 million, or 6.8%. For the nine months ended September 30, 1998 interest expense was $46.1 million compared to $40.2 million for the same period in 1997, an increase of $5.9 million or 14.7%. The increases in interest expense were primarily the result of an increase in the average outstanding balance of total borrowings (Federal Home Loan Bank and securities sold under agreements to repurchase) which increased by $46.3 million and $106.8 million for the three and nine months ended September 30, 1998, respectively, as compared to the same prior year periods and an additional increase in average interest-bearing deposits of $50.1 million and $38.4 million for the three and nine months ended September 30, 1998, respectively, as compared to the same prior year periods. The increase in wholesale borrowings was part of a leverage strategy adopted in late 1996 to improve returns on invested capital. Proceeds from the borrowings were invested in mortgage loans and investment and mortgage-backed securities. The average cost of interest-bearing liabilities decreased to 4.79% for the three months ended September 30, 1998, as compared to 4.84% for the same prior year period, due to the recent market decline in interest rates. For the nine months ended September 30, 1998, the average cost of interest-bearing liabilities increased to 4.79%, as compared to 4.70% for the same prior year period due to a greater percentage increase in higher cost wholesale funding over retail deposit funding.

PROVISION FOR LOAN LOSSES

For the three and nine months ended September 30, 1998, the Company's provision for loan losses was $225,000 and $675,000, respectively, unchanged from the same prior year periods. The Company's non-performing assets declined by $1.4 million at September 30, 1998 as compared to September 30, 1997 allowing for stable provisions despite loan growth.

OTHER INCOME

Other income increased to $876,000 and $2.6 million for the three and nine months ended September 30, 1998, respectively, compared to $572,000 and $1.7 million for the same prior year periods. The increases were primarily due to gains recognized on the sale of 30-year fixed-rate mortgage loans, which the Company periodically sells as part of the management of interest rate risk. These gains amounted to $53,000 and $221,000 for the three and nine months ended September 30, 1998, respectively. Additionally, deposit related fees (part of fees and service charges) increased by $129,000 and $315,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same prior year periods, due to growth in commercial account services and retail core account balances. The Company also realized $40,000 in fee income during the third quarter of 1998 from the sale of alternative investment products, a service the Company introduced late in this year's second quarter. The growth in these fees was partly offset by reductions in loan servicing fees due to prepayments of the loans underlying the servicing portfolio.

OPERATING EXPENSES

Operating expenses were $6.3 million and $19.0 million for the three and nine months ended September 30, 1998, representing increases of $580,000 and $1.9 million compared to the same prior year periods. For the nine months ended September 30, 1998, the increase was partly due to higher non-cash charges relating to the Employee Stock Ownership Plan and expenses associated with the stock awards granted to directors and officers under the 1997 Incentive Plan. For the three and nine months ended September 30, 1998, marketing expense increased by $163,000 and $512,000 as the Bank aggressively promoted its new retail checking products. The Bank also opened its eleventh branch office in early April of 1998.

PROVISION FOR INCOME TAXES

Income tax expense was $1.8 million and $5.7 million for the three and nine months ended September 30, 1998, respectively, compared to $2.0 million and $5.9 million for the three and nine months ended September 30, 1997, respectively. The effective tax rate was relatively stable at 36.2% for the nine months ended September 30, 1998 as compared to 36.3% for the same prior year period.

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

At September 30, 1998, the Company had $27.0 outstanding in overnight borrowings from the FHLB, representing an increase from $20.4 million at December 31, 1997. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $275.4 million at September 30, 1998 through securities sold under agreements to repurchase, a decrease from $288.2 million at December 31, 1997. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the nine months ended September 30, 1998, were principally provided by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities and increased deposits, including a deposit acquisition. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans. For the nine months ended September 30, 1997, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, securities sold under agreements to repurchase and increased deposits. The cash was principally utilized for loan originations, purchases of investment and mortgage-backed securities and the purchase of treasury stock.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of September 30, 1998 and December 31, 1997, the Bank's liquidity ratios were 38.7% and 9.8%, respectively, both in excess of the minimum regulatory requirement.

At September 30, 1998, the Bank exceeded all of its regulatory capital requirements with tangible capital of $164.1 million, or 10.68%, of total adjusted assets, which is above the required level of $23.0 million or 1.5%; core capital of $164.1 million or 10.68% of total adjusted assets, which is above the required level of $61.5 million, or 4.0%; and risk-based capital of $171.2 million, or 23.2% of risk-weighted assets, which is above the required level of $59.0 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

NON-PERFORMING ASSETS

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at September 30, 1998 or December 31, 1997. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                               September 30,      December 31,
                                                  1998               1997
                                               -------------      ------------
                                                      (Dollars in thousands)
                                                   (Unaudited)
Non-accrual loans:
      Real estate:
             One-to four-family                     $5,059          $5,062
             Commercial real estate,
             multi-family and land                     574             382
      Consumer                                         161             110
                                                    -------         -------
             Total                                   5,794           5,554
REO, net                                               576           1,198
                                                    -------         -------
             Total non-performing assets            $6,370          $6,752
                                                    =======         =======

Non-performing loans as a percent of total
         loans receivable                              .64%            .70%
Non-performing assets as a percent of total
         assets                                        .41%            .45%
Allowance for loan losses as a percent of
         total loans receivable                        .80%            .83%
Allowance for loan losses as percent of
         total non-performing loans                 125.06%         119.03%

IMPACT OF YEAR 2000

The Company has developed a formal project plan to prepare its systems, hardware, and facilities for the Year 2000. The project plan has been in place since 1997 and is designed to follow the guidelines and recommendations of the Federal Financial Institutions Examination Council (FFIEC). The Year 2000 effort is being implemented by qualified personnel from areas throughout the Company.

As stated in the FFIEC guidelines, the Company has created a plan consisting of five phases. The phases include awareness, assessment, renovation, validation and implementation. The awareness phase was completed with the development of a Year 2000 committee and a formal reporting and tracking process. A thorough analysis of all hardware, software, and facilities that may be effected by the turn of the century was done to complete the assessment phase. Based on this analysis, items were prioritized and the renovation effort was started. The Company primarily utilizes third-party vendors to provide processing of its mission critical systems. Vendors are being closely monitored to ensure that renovation and validation dates are met. The planned completion date for all renovations is December 31, 1998 with all validation and implementation scheduled to be complete by June 30, 1999. Detailed updates are provided to the Board of Directors covering all aspects of the project on a periodic basis.

In the case where third party systems fail or are not completed on time, there is the potential to experience operational problems throughout the Company. To reduce the risk of any problem due to this type of failure, contingency plans are being drafted for all mission critical functions and systems. The contingency plans will address other methods and vendors that may be required to continue to do business. In the event that any mission critical system renovation or validation falls behind schedule, the Company may decide to execute contingency plans to ensure uninterrupted service to customers.

The cost of the Year 2000 project is estimated to be between $300,000 and $400,000. The cost includes all renovation, testing, and contingency planning expense for in-house and third-party processing. The expense for the nine months ended September 30, 1998 is $52,000. The expenses associated with the Year 2000 project are not considered to be incremental to the Company in total. Although the expense was necessitated by the Year 2000 project, the Company has realized substantial improvements in its internal system technology.

Estimated expenses and completion dates associated with this project are based on all known facts and available resources. It is the expectation that the represented estimates will not change materially, but there can be no guarantee that the estimates will be achieved. Factors that may influence changes in the estimates include, but are not limited to, expenses associated for obtaining qualified personnel, ability to correctly identify and renovate all functions related to the Year 2000 and other similar items.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1997 to September 30, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1997.

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

            10.8 Amended and Restated Ocean Financial Corp. 1997 Incentive Plan (filed herewith)

            27    Financial Data Schedule (filed herewith)

        b) There were no reports on Form 8-K filed during the three months ended September 30, 1998.

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

                                       Ocean Financial Corp.
                                       ---------------------
                                       Registrant


DATE:  November 12, 1998               /s/ John R. Garbarino
                                       ----------------------
                                       John R. Garbarino
                                       Chairman of the Board, President
                                       and Chief Executive Officer


DATE:  November 12, 1998               /s/ Michael Fitzpatrick
                                       -----------------------
                                       Michael Fitzpatrick
                                       Executive Vice President and
                                       Chief Financial Officer