Form 10-K405
period 1998-12-31
OCEAN FINANCIAL CORP
filed 1999-03-26
CIK 1004702

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended DECEMBER 31, 1998
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $185,030,266, based upon the last sales price as quoted on The Nasdaq Stock Market for March 19, 1999.

     The number of shares of Common Stock outstanding as of March 19, 1999 is 14,021,905.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998, IS INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

     THE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                      INDEX

                                                                           PAGE
                                    PART I

Item 1.   Business.......................................................   1
Item 2.   Properties.....................................................  30
Item 3.   Legal Proceedings..............................................  30
Item 4.   Submission of Matters to a Vote of Security Holders............  30

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................  30
Item 6.   Selected Financial Data........................................  30
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................  30
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....  30
Item 8.   Financial Statements and Supplementary Data....................  30
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.........................  31

                                   PART III

Item 10   Directors and Executive Officers of the Registrant.............  31
Item 11   Executive Compensation.........................................  31
Item 12   Security Ownership of Certain Beneficial Owners
          and Management.................................................  31
Item 13   Certain Relationships and Related Transactions.................  31

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K....................................................  31

SIGNATURES

                                     PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

Ocean Financial Corp. (the "Company") was organized by the Board of Directors of Ocean Federal Savings Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form, which was completed on July 2, 1996. At December 31, 1998, the Company had consolidated total assets of $1,561.7 million and total equity of $197.7 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a federally chartered mutual savings bank in 1989. The Bank's principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans within its market area. To a significantly lesser extent, the Bank invests in commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, and other investments permitted by applicable law and regulations. The Bank may periodically sell newly originated 30-year, fixed-rate mortgage loans to the secondary market. Loan sales come from loans held in the Bank's portfolio designated as being held for sale or originated during the period and being so designated. The Bank retains all of the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest on its investment and mortgage-backed securities and income from loan servicing. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank ("FHLB") and other borrowings and to a lesser extent, investment maturities and proceeds from the sale of loans.

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

MARKET AREA AND COMPETITION

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and ten additional branch offices, nine of which are located in Ocean County and one of which is located in Middlesex County, New Jersey. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Ocean County and Southern Monmouth County.

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

LENDING ACTIVITIES

Loan Portfolio Composition.  The Bank's loan portfolio consists primarily of
--------------------------
conventional first mortgage loans secured by one- to four-family residences. At December 31, 1998, the Bank had total loans outstanding of $976.2 million, of which $869.8 million or 89.10% of total loans, were one- to four-family, residential mortgage loans. The remainder of the portfolio consisted of $42.0 million of commercial real estate, multi-family and land loans, or 4.30% of total loans; $6.1 million of real estate construction loans, or .63% of total loans; $51.8 million of consumer loans, primarily home equity loans and lines of credit, equaling 5.31% of total loans; and $6.5 million of commercial loans, or
 .66% of total loans. The Bank had $25.1 in loans held for sale at December 31, 1998. At that same date, 47.00% of the Bank's total loans had adjustable interest rates.

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

                                                                          At December 31,
                                                       ---------------------------------------------------

                                                                        1998               1997
                                                       ---------------------------------------------------
                                                                       PERCENT                  PERCENT
                                                          AMOUNT      OF TOTAL      AMOUNT     OF TOTAL
                                                       ---------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)
Real estate:
    One- to four-family .............................    $869,769        89.10%    $711,548       89.57%
    Commercial real estate, multi-family and land....      42,008         4.30       25,699        3.24
    Construction.....................................       6,108          .63        8,748        1.10
Consumer (1).........................................      51,785         5.31       45,417        5.72
Commercial loans.....................................       6,483          .66        2,904         .37
                                                         --------       ------     --------      ------
       Total loans...................................     976,153       100.00%     794,316      100.00%
                                                                        ======                   ======
Less:
   Undisbursed loan funds............................       1,996                     2,867
   Unamortized (premium) discount,
           net                                                (62)                        9
   Deferred loan fees................................         608                     1,133
   Allowance for loan losses.........................       7,460                     6,612
                                                         --------                  --------
          Total loans, net...........................     966,151                   783,695
Less:
   Mortgage loans held for sale......................      25,140                         -
                                                         --------                  --------
   Loans receivable, net.............................    $941,011                  $783,695
                                                         ========                  ========

Total loans:
       Adjustable rate...............................    $458,809        47.00%    $475,533       59.87%
       Fixed rate....................................     517,344        53.00      318,783       40.13
                                                         --------       ------     --------      ------
                                                         $976,153       100.00%    $794,316      100.00%
                                                         ========       ======     ========      ======
                                                                                  At December 31,
                                                       -------------------------------------------------------------------------
                                                                 1996                      1995                     1994
                                                       ----------------------    -----------------------------------------------
                                                                      PERCENT                   PERCENT                  PERCENT
                                                          AMOUNT     OF TOTAL       AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                                       ----------------------    -----------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
Real estate:
    One- to four-family .............................    $628,525       91.05%     $575,010       92.01%    $552,401       91.63%
    Commercial real estate, multi-family and land....      15,634        2.26        14,939        2.39       13,885        2.30
    Construction.....................................       9,287        1.35         8,153        1.30       10,474        1.74
Consumer (1).........................................      36,860        5.34        26,867        4.30       26,100        4.33
Commercial loans.....................................           -           -             -           -            -           -
                                                         --------      ------      --------      ------     --------      ------
       Total loans...................................     690,306      100.00%      624,969      100.00%     602,860      100.00%
                                                                       ======                    ======                   ======
Less:
   Undisbursed loan funds............................       3,517                     2,687                    2,661
   Unamortized (premium) discount,
           net                                                 11                        12                       13
   Deferred loan fees................................       1,302                     1,679                    2,263
   Allowance for loan losses.........................       6,021                     6,001                    5,608
                                                         --------                  --------                 --------
          Total loans, net...........................     679,455                   614,590                  592,315
Less:
   Mortgage loans held for sale......................         727                     1,894                        -
                                                         --------                  --------                 --------
   Loans receivable, net.............................    $678,728                  $612,696                 $592,315
                                                         ========                  ========                 ========

Total loans:
       Adjustable rate...............................    $437,706       63.41%     $405,485       64.88%    $386,424       64.10%
       Fixed rate....................................     252,600       36.59       219,484       35.12      216,436       35.90
                                                         --------      ------      --------      ------     --------      ------
                                                         $690,306      100.00%     $624,969      100.00%    $602,860      100.00%
                                                         ========      ======      ========      ======     ========      ======

_________________________
(1) Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity.  The following table shows the contractual maturity of the Bank's
-------------
total loans at December 31, 1998. There were $25.1 of loans held for sale at December 31, 1998. The table does not include principal repayments. Principal repayments, including prepayments, on total loans was $182.2, $120.9 million and $103.5 million million for the years ended December 31, 1998, 1997, and 1996, respectively.

                                                                              AT DECEMBER 31, 1998
                                                 -----------------------------------------------------------------------------------

                                                              COMMERCIAL
                                                 ONE- TO      REAL ESTATE,                                              TOTAL
                                                 FOUR-        MULTI-FAMILY                                  COMMERCIAL  LOANS
                                                 FAMILY       AND LAND       CONSTRUCTION        CONSUMER   LOANS       RECEIVABLE
                                                 -----------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
One year or less.............................    $ 26,838         $ 2,126    $6,108              $ 6,013    $2,918       $   44,003
                                                 --------         -------    ------              -------    ------         --------
After one year:
   More than one year to three years.........      59,638           4,334         -                9,922     1,790           75,684
   More than three years to five years.......      62,932          12,848         -                9,383     1,296           86,459
   More than five years to 10 years..........     161,253          11,452         -               17,234       479          190,418
   More than 10 years to 20 years............     279,569           7,259         -                9,233         -          296,061
   More than 20 years........................     279,539           3,989         -                    -         -          283,528
                                                 --------         -------    ------              -------    ------         --------

   Total due after December 31, 1999.........     842,931          39,882         -               45,772     3,565          932,150
                                                 --------         -------    ------              -------    ------         --------

   Total amount due..........................    $869,769         $42,008    $6,108              $51,785    $6,483          976,153
                                                 ========         =======    ======              =======    ======
   Less:
          Undisbursed loan funds....................                                                                          1,996
          Unamortized premium, net..................                                                                            (62)
          Deferred loan fees........................                                                                            608
          Allowance for loan losses.................                                                                          7,460
                                                                                                                           --------
   Total loans, net..........................                                                                               966,151

Less:  Mortgage loans held for sale..........                                                                                25,140

                                                                                                                           --------
Loans receivable, net........................                                                                              $941,011
                                                                                                                           ========

The following table sets forth at December 31, 1998, the dollar amount of total loans receivable contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                 DUE AFTER DECEMBER 31, 1999
                                       -------------------------------------------
                                       FIXED           ADJUSTABLE            TOTAL
                                       -----           ----------            -----
                                                     (IN THOUSANDS)
Real estate loans:
     One- to four-family.............. $466,760          $376,171        $842,931
     Commercial real estate,
         multi-family and land........   19,097            20,785          39,882
Consumer..............................   21,467            24,305          45,772
Commercial loans......................    3,257               308           3,565
                                       --------          --------        --------
     Total loans receivable........... $510,581          $421,569        $932,150
                                       ========          ========        ========

Origination, Sale, Servicing and Purchase of Loans. The Bank's residential
--------------------------------------------------
mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank's branch offices. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank may periodically sell part of the 30-year, fixed-rate mortgage loans that it originates and retain for portfolio ARM loans and shorter term fixed-rate loans with maturities of 15 years or less. The Bank retains all servicing of the loans sold. See "- Loan Servicing." At December 31, 1998 there were $25.1 million in loans categorized as held for sale. In the past, the Bank has also originated loans through commitments negotiated with correspondent mortgage origination firms.

The following tables set forth the Bank's loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.


                                                                         FOR THE YEAR DECEMBER 31,
                                                         -------------------------------------------------------
                                                              1998                   1997              1996
                                                         --------------          -------------      ------------
                                                                                 (IN THOUSANDS)
Total loans:
Beginning balance......................................        $  794,316               $690,306        $624,969
                                                               ----------               --------        --------
  Loans originated:
    One- to four-family................................           287,842                182,519         170,381
    Commercial real estate,
     multi-family and land.............................            27,354                 16,709           2,031
    Construction.......................................             4,826                  4,743           1,537
    Consumer...........................................            28,203                 22,982          21,829
    Commercial.........................................             3,981                  3,177               -
                                                               ----------               --------        --------
      Total loans originated...........................           352,206                230,130         195,778
                                                               ----------               --------        --------
  Loans purchased......................................            29,207                      -               -
                                                               ----------               --------        --------
      Total............................................         1,175,729                920,436         820,747
Less:
  Principal repayments.................................           182,170                120,905         103,546
  Sales of loans.......................................            16,414                  2,752          24,711
  Transfer to REO......................................               992                  2,463           2,184
                                                               ----------               --------        --------
   Total loans.........................................        $  976,153               $794,316        $690,306
                                                               ==========               ========        ========

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

At December 31, 1998, the Bank's total loans outstanding were $976.2 million, of which $869.8 million, or 89.10%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent, the Bank also makes mortgage loans secured by seasonal second homes. The average size of the Bank's one- to four-family mortgage loan was approximately $90,000 at December 31, 1998. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five or ten-years. The Bank's ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.25% above the index. The Bank also offers three-, five-,and seven - year ARM loans which operate as fixed-rate loans for three, five, or seven years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.25% above the one-year U.S. Treasury constant maturity yield.

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

The Bank's fixed-rate mortgage loans currently are made for terms from 10 to 30 years. At December 31, 1998, the Bank had commitments for the origination of fixed-rate mortgage loans totaling $34.9 million. The normal terms for such commitments provide for a maximum of 90 days rate lock upon receipt of a 1.0% fee charged on the mortgage amount. The Bank may periodically sell part of the 30-year, fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans with maturities of 15 years or less, and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of REO, loans to officers, directors or employees of the Bank and "jumbo", non-conforming loans as determined by applicable FNMA and FHLMC guidelines. The Bank may retain all or most of its longer term fixed rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of 30-year fixed-rate mortgage loans may increase the level of interest rate risk carried by the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Commercial Real Estate, Multi-Family and Land Lending.  The Bank originates
-----------------------------------------------------
commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty five years with fixed or adjustable rates which are indexed to a margin above the one-, three-, or five-year U.S. Treasury constant maturity yield. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. Generally, properties securing a loan are appraised by an independent appraiser and title insurance is required on all first mortgage loans. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank's commercial real estate loan portfolio at December 31, 1998 was $29.1 million, or 3.0% of total loans. The largest commercial real estate loan in the Bank's portfolio at December 31, 1998 was a performing loan for which the Bank had an outstanding carrying balance of $2.6 million, which was secured by a first mortgage on an owner-occupied 38,000 square foot commercial building.

The Bank originates multi-family mortgage loans generally secured by buildings with five or more housing units located in the Bank's primary market area. As a result of market conditions in its primary market area, the Bank currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family adjustable-rate mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property to a maximum amount of generally $4 million. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Bank's multi-family loan portfolio at December 31, 1998, totaled $12.9 million. The Bank's largest multi-family loan at December 31, 1998, had an outstanding balance of $2.2 million and was secured by a 125-unit affordable-housing apartment complex located in Toms River, New Jersey. To a significantly lesser extent, the Bank also originates land loans, although no such loans were outstanding at December 31, 1998.

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

Construction Lending.  At December 31, 1998, construction loans totaled $6.1
--------------------
million, or .63%, of the Bank's total loans outstanding. The Bank originates single-family construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank's construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to developers known to the Bank in order to build single-family houses under contract for sale, which loans become due and payable over terms not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally 1.5% above the prime rate (as published in the Wall Street Journal). The Bank's construction loans increase the interest rate sensitivity of its earning assets. At December 31, 1998, the Bank had 27 construction loans, with the largest loan commitment being approximately $750,000. At December 31, 1998, all of the Bank's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, for the purpose of constructing one- to four-family homes. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land and the building. The terms to maturity of the Bank's construction/permanent loans are similar to the Bank's other one- to four-family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans.  The Bank also offers consumer loans.  At December 31, 1998, the
--------------
Bank's consumer loans totaled $51.8 million, or 5.31% of the Bank's total loan portfolio. Of that amount, home equity loans comprised $28.2 million, or 54.5%; home equity lines of credit comprised $20.2 million, or 39.0%; loans on savings accounts totaled $1.2 million, or 2.3%; and automobile and student loans totaled $2.2 million, or 4.2%.

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

Commercial Lending.  At December 31, 1998, commercial loans totaled $6.5
------------------
million, or .66% of the Bank's total loans outstanding. During 1996, a Commercial Lending group was established within the Bank. The group's primary function is to service the business communities' banking and financing needs in the Bank's primary market area. The Commercial Lending group originates both commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) and commercial mortgage loans (including acquisition, construction, expansion and refinancing of owner occupied and investment properties). Credit facilities such as lines of credit
and term loans will be used to facilitate these requests.   In all cases, the
Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

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

Loan Approval Procedures and Authority.  The Board of Directors establishes the
--------------------------------------
loan approval policies of the Bank. The Board of Directors has authorized the approval of loans secured by real estate up to $2.0 million and unsecured loans up to $1.0 million by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees' signatures are required to approve residential loans over $227,150. Loans secured by real estate in amounts over $2.0 million and unsecured loans over $1.0 million require approval by the Loan Committee of the Board of Directors. Loans in excess of $4.0 million require approval by the Board of Directors. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank's unimpaired capital, which at December 31, 1998 amounted to $25.2 million. At December 31, 1998, the Bank's maximum loan exposure to a single borrower was $5.7 million.

Loan Servicing.  Loan servicing includes collecting and remitting loan payments,
--------------
accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 1998, the Bank was servicing $132.3 million of loans for others. For the years ended December 31, 1998, 1997 and 1996, loan servicing fees totaled $105,000, $529,000, and $543,000, respectively.

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

The Bank's Internal Asset Classification Committee, which is chaired by an officer who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations. At December 31, 1998, the Bank had $5.8 million of assets, including all REO, classified as Substandard, $8,000 of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as "Special Mention" assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention." Special Mention assets totaled $3.2 million at December 31, 1998, and consisted primarily of loans secured by single-family, owner-occupied residences. These loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. At December 31, 1998, the largest loan classified as Special Mention had a balance of $548,000 and the largest loan classified as Substandard had a balance of $246,000.

Non-Accrual Loans and REO
-------------------------

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans within the meaning of SFAS 114, and 4 REO properties at December 31, 1998. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $270,000, $278,000, $345,000, $428,000 and $607,000.

                                                                   December 31,
                                        -------------------------------------------------------------------
                                             1998            1997          1996        1995        1994
                                             ----            ----          ----        ----        ----
                                                               (Dollars in Thousands)
Non-accrual loans:
  Real estate:

    One- to four-family.................     $ 4,605         $ 5,062      $7,148     $ 8,296     $10,280
    Commercial real estate,
    multi-family and land...............         574             382         122         154          96
    Construction........................           -               -         314          --         265
  Consumer..............................         245             110         113         221         298
                                             -------         -------      ------     -------     -------
         Total..........................       5,424           5,554       7,697       8,671      10,939
REO, net(1).............................          43           1,198       1,555       1,367       1,580
                                             -------         -------      ------     -------     -------
  Total non-performing assets...........     $ 5,467         $ 6,752      $9,252     $10,038     $12,519
                                             =======         =======      ======     =======     =======

   Allowance for loan losses as a
    percent of total loans receivable
     (2)................................         .76%            .83%        .88%        .97%        .94%

   Allowance for loan losses as a
   percent
    of total non-performing loans (3)...      137.54          119.03       78.23       69.21       51.27

   Non-performing loans as a percent
   of
    total loans receivable(2)(3)........         .56             .70        1.12        1.40        1.83

   Non-performing assets
    as a percent of total assets(3).....         .35             .45         .71         .97        1.29

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


Allowance for Loan Losses.  The allowance for loan losses is established through
-------------------------
a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan. Additions to the allowance are charged to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. As of December 31, 1998 and 1997, the Bank's allowance for loan losses was .76% and .83%, respectively, of total loans. The Bank had non-accrual loans of $5.4 million and $5.6 million at December 31, 1998 and 1997, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank's allowance for estimated loan losses for the periods set forth in the table.


                                                                       AT OR FOR THE YEAR  ENDED
                                                ----------------------------------------------------------------------
                                                   1998          1997           1996           1995           1994
                                                ----------    -----------    -----------    -----------    -----------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of year....................    $6,612         $6,021         $6,001         $5,608         $5,504
                                                    ------         ------         ------         ------         ------
Charge-offs:
 Real Estate:
     One- to four-family........................        63            328            599            510            907

     Commercial real estate,
       multi-family and land....................        --             --             30             28            141

     Construction...............................        --             --             --             --             --

 Consumer.......................................         2              9             63             30              5
                                                    ------         ------         ------         ------         ------

       Total....................................        65            337            692            568          1,053

Recoveries......................................        13             28             12             11             28
                                                    ------         ------         ------         ------         ------

     Net charge-offs                                    52            309            680            557          1,025
                                                    ------         ------         ------         ------         ------

Provision for loan losses.......................       900            900            700            950          1,129
                                                    ------         ------         ------         ------         ------

Balance at end of year..........................    $7,460         $6,612         $6,021         $6,001         $5,608
                                                    ======         ======         ======         ======         ======

Ratio of net charge-offs during the year
  to average net loans outstanding during
  the year......................................       .01%           .05%           .11%           .09%           .18%
                                                    ======         ======         ======         ======         ======

 The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

                        ----------------------------------------------------------------------------------------
                                      1998                                           1997
                        ----------------------------------------------------------------------------------------
                                                       Percent of                                 Percent of
                                    Percent of         Loans in Each                Percent of    Loans in Each
                                    Allowance to       Category to                  Allowance to  Category to
                          Amount    Total Allowance    Total Loans       Amount     Total Loans   Total Loans
                        ----------------------------------------------------------------------------------------
                                                                                                C>
One- to
 four-family              $2,824              37.86%         89.10%      $2,485            37.58%       89.57%
Commercial real
  estate, multi-
  family and land            993              13.30           4.30          591             8.94         3.24
Construction                  31                .42            .63           44              .67         1.10
Consumer                     505               6.77           5.31          471             7.12         5.72
Commercial                   220               2.95            .66           58              .88          .37
Unallocated                2,887              38.70             --        2,963            44.81            -
                          ------             ------         ------       ------          -------       ------

Total                     $7,460             100.00%        100.00%      $6,612           100.00%      100.00%
                          ======             ======         ======       ======          =======       ======

                                                            At December 31,
                        -----------------------------------------------------------------------------------------
                                            1996                                 1995
                        -----------------------------------------------------------------------------------------
                                                        Percent of                               Percent of
                                       Percent of       Loans in Each              Percent of    Loans in Each
                                       Allowance to     Category to                Allowance to  Category to
                           Amount      Total Loans      Total Loans     Amount     Total Loans   Total Loans
                        -----------------------------------------------------------------------------------------
One- to
 four-family               $2,659             44.16%          91.05%    $2,790           46.49%           92.01%
Commercial real
  estate, multi-
  family and land             330              5.48            2.26        556            9.27             2.39
Construction                   75              1.25            1.35         41             .68             1.30
Consumer                      324              5.38            5.34        273            4.55             4.30
Commercial                     --                --              --         --              --               --
Unallocated                 2,633             43.73              --      2,341           39.01               --
                           ------            ------           ------    ------          ------           ------

Total                      $6,021            100.00%          100.00%   $6,001          100.00%          100.00%
                           ======            ======           ======    ======          ======           ======

                              ---------------------------------------------------------
                                                                 1994
                              ---------------------------------------------------------
                                                                           Percent of
                                                        Percent of         Loans in Each
                                                        Allowance to       Category to
                                    Amount              Total Loans        Total Loans
                              ---------------------------------------------------------
One- to
 four-family                        $2,809                     50.09%             91.63%
Commercial real
  estate, multi-
  family and land                      483                      8.61               2.30
Construction                            79                      1.41               1.74
Consumer                               268                      4.78               4.33
Commercial                              --                        --                 --
Unallocated                          1,969                     35.11                 --
                                    ------                    ------             ------

Total                               $5,608                    100.00%            100.00%
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

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank's policies provide that all investment purchases must be approved by two officers (either the Vice President/Treasurer, Executive Vice President/Chief Financial Officer or the President and Chief Executive Officer) and be ratified by the Board of Directors.

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders' equity. At December 31, 1998, all of the Bank's investment and mortgage-backed securities were classified as available for sale.

Mortgage-backed Securities. Mortgage-backed securities represent a participation
--------------------------
interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including FHLMC, FNMA and GNMA that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed- or ARM loans.

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

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1998, mortgage-backed securities totaled $381.8 million, or 24.4% of total assets, all of which were classified as available for sale. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, GNMA and FNMA. At such date, the mortgage-backed securities portfolio had a weighted average interest rate of 6.32%.

The Bank generally purchases short-term, straight sequential or planned amortization class collateralized mortgage obligations ("CMOs"). CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The Bank invests in U.S. Government and agency-backed CMOs and privately issued CMOs, all of which have agency-backed collateral. All of the Bank's CMOs and mortgage-backed securities are currently rated "AAA". Prior to purchasing mortgage-backed securities, each security is tested for Federal Financial Institutions Examination Council ("FFIEC") qualification. At December 31, 1998, the Bank's investment in CMOs had an amortized cost and market value of $137.2 million.

At December 31, 1998 the Bank had outstanding CMO's from one issuer, Residential Funding Corp., in excess of ten percent of stockholders equity. The aggregate book and market values of these securities was $43.4 million and $43.8 million, respectively, at December 31, 1998.

The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.

                                                                                FOR THE YEAR
                                                                             ENDED DECEMBER 31,
                                                       ------------------------------------------------------------

                                                             1998                  1997                  1996
                                                       -----------------    -------------------     ---------------
                                                                                (IN THOUSANDS)
Beginning balance......................................        $ 457,148              $ 395,542           $ 265,113

   Mortgage-backed securities
    purchased..........................................          181,095                248,917             251,004

   Less:  Principal repayments.........................         (204,359)              (164,291)           (117,048)

          Mortgage-backed securities sold.........               (48,824)               (19,149)                  -

          Amortization of premium................                 (3,230)                (3,504)             (1,804)

   Change in net unrealized gain
       (loss) on mortgage-backed
          securities available for sale................               10                   (367)             (1,723)
                                                               ---------              ---------           ---------
Ending balance.........................................        $ 381,840              $ 457,148           $ 395,542
                                                               =========              =========           =========

The following table sets forth certain information regarding the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                  At December 31,
                               ---------------------------------------------------------------------------------------------
                                          1998                               1997                                  1996
                               ---------------------------------------------------------------------------------------------
                                AMORTIZED         MARKET         AMORTIZED         MARKET         AMORTIZED         MARKET
                                  COST            VALUE            COST            VALUE            COST            VALUE
                               -----------       ----------     ----------       -----------     -----------       ---------
                                                                      (IN THOUSANDS)
Mortgage-backed
     securities:
     FHLMC................        $106,762        $107,166         $245,414        $245,559         $316,773        $317,735
     FNMA.................          74,027          74,434          109,873         109,991           69,190          69,108
     GNMA.................          63,041          63,073           97,714          98,172            2,800           2,931
     CMOs.................         137,230         137,167            3,378           3,426            5,643           5,768
                                  --------        --------         --------        --------         --------        --------
Total mortgage-backed
     securities...........        $381,060        $381,840         $456,379        $457,148         $394,406        $395,542
                                  ========        ========         ========        ========         ========        ========

Investment Securities. The following table sets forth certain information
---------------------
regarding the amortized cost and market values of the Bank's investment securities at the dates indicated.

                                                                          AT DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                                1998                               1997                             1996
                                   -----------------------------    ---------------------------------   --------------------------
                                     AMORTIZED           MARKET       AMORTIZED             MARKET      AMORTIZED          MARKET
                                       COST              VALUE          COST                VALUE          COST            VALUE
                                   -------------        --------    -------------        ------------   ----------        --------
                                                                            (IN THOUSANDS)
Investment securities:
  U.S. Government and
  agency obligations................    $ 59,983        $ 60,387         $204,992        $205,648         $175,003        $173,327

  State and municipal
  obligations.......................       1,946           1,935              393             400              693             701

  Corporates........................      74,976          72,249               --              --               --              --

  Equity
  investments.......................       3,226           2,834            1,170           1,309               --              --
                                        --------        --------         --------        --------         --------        --------
Total investment
         securities.................    $140,131        $137,405         $206,555        $207,357         $175,696        $174,028
                                        ========        ========         ========        ========         ========        ========

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's investment and mortgage-backed securities, excluding equity securities, as of December 31, 1998.

                                                                                At December 31, 1998
                                                       ----------------------------------------------------------------------
                                                                                 MORE THAN ONE             MORE THAN FIVE
                                                       ONE YEAR OR LESS          YEAR TO FIVE YEARS        YEARS TO TEN YEARS
                                                       ------------------        ------------------        ------------------
                                                       AMORTIZED COST            AMORTIZED COST            AMORTIZED COST
                                                       ------------------        ------------------        ------------------
Investment securities:
  U.S. Government and agency obligations.........      $               --       $            34,983        $           25,000
  State and municipal obligations (1)............                      --                       199                     1,747
  Corporate debt.................................                      --                        --                        --
                                                                   ------                   -------                   -------
Total investment securities......................      $               --       $            35,182        $           26,747
                                                                                            =======                   =======

Weighted average yield...........................                      --%                     6.79%                     6.79%
                                                                   ======                   =======                   =======

Mortgage-backed securities:
  FHLMC..........................................      $            7,417       $            47,347        $            8,792
  FNMA...........................................                     367                    17,016                    22,247
  GNMA...........................................                      --                       116                       995
  CMOs...........................................                      --                       406                        --
                                                                   ------                   -------                   -------
Total mortgage-backed securities.................      $            7,784       $            64,885        $           32,034
                                                                   ======                    =======                  =======
Weighted average yield...........................                    6.86%                     6.69%                     5.80%
                                                                   ======                    =======                  =======
                                                                                 AT DECEMBER 31, 1998
                                                       ----------------------------------------------------------------------
                                                       MORE THAN TEN YEARS                         TOTAL
                                                       -------------------       --------------------------------------------
                                                       AMORTIZED COST            AMORTIZED COST            MARKET VALUE
                                                       -------------------       ------------------        ------------------
                                                                                 (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government and agency obligations.........      $                --       $           59,983        $           60,387
  State and municipal obligations (1)............                       --                    1,946                     1,935
  Corporate debt.................................                   74,976                   74,976                    72,249
                                                                  --------                 --------                  --------
Total investment securities......................      $            74,976       $          136,905        $          134,571
                                                                  ========                 ========                  ========

Weighted average yield...........................                     6.26%                    6.50%
                                                                  ========                 ========

Mortgage-backed securities:
  FHLMC..........................................      $            43,206       $          106,762        $          107,166
  FNMA...........................................                   34,397                   74,027                    74,434
  GNMA...........................................                   61,930                   63,041                    63,073
  CMOs...........................................                  136,824                  137,230                   137,167
                                                                  --------                 --------                  --------
Total mortgage-backed securities.................      $           276,357       $          381,060        $          381,840
                                                                  ========                 ========                  ========
Weighted average yield...........................                     6.28%                    6.32%
                                                                  ========                 ========

__________________________
(1)  Tax equivalent yield.

SOURCES OF FUNDS

General. Deposits, loan and MBS repayments and prepayments, proceeds from sales
-------
of loans, investment maturities, cash flows generated from operations and FHLB and other borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.


Deposits. The Bank offers a variety of deposit accounts with a range of
--------
interest rates and terms. The Bank's deposits consist of savings accounts, NOW accounts, money market accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 1998, time deposits constituted 65.6% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank does not use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:



                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                   1998            1997              1996
                                                                ----------      -----------      -------------
                                                                               (IN THOUSANDS)
Net deposits (withdrawals)................................      $    8,890      $     2,946      $     (29,111)
Acquisition of deposits                                             10,732               --                 --
Interest credited on deposit accounts.....................          38,865           39,088             37,283
                                                                   -------          -------           --------
Total increase in deposit accounts........................      $   58,487      $    42,034      $       8,172
                                                                   =======          =======           ========

At December 31, 1998, the Bank had $67.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                                              WEIGHTED
                                                                                              AVERAGE
          MATURITY PERIOD                                                        AMOUNT       RATE
          -------------------------------------------------------           ---------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
          Three months or less...................................                   $25,568           4.97%
          Over three through six months..........................                     9,661           5.48
          Over six through 12 months.............................                    13,315           5.36
          Over 12 months.........................................                    18,501           5.89
                                                                                    -------           ----
          Total..................................................                   $67,045           5.38
                                                                                    =======           ====

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.



                                                                               AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                                         1998                                   1997
                                                       ----------------------------------------   ----------------------------------
                                                                        PERCENT OF                            PERCENT
                                                                        TOTAL        WEIGHTED                 OF TOTAL     WEIGHTED
                                                           AVERAGE      AVERAGE      AVERAGE      AVERAGE     AVERAGE      AVERAGE
                                                           BALANCE      DEPOSITS     YIELD        BALANCE     DEPOSITS     YIELD
                                                       -------------  ------------  ----------   ---------   ----------   ----------
                                                                                                 (DOLLARS IN THOUSANDS)
Money market deposit accounts.....................       $   71,800        7.10%       2.59%      $ 68,972        7.18%      2.90%
Savings accounts..................................          167,058       16.53        2.03        168,733       17.56       2.28
NOW accounts......................................           89,679        8.87        1.59         77,785        8.09       1.84
Non-interest-bearing accounts.....................           18,749        1.86           -          8,115         .84          -
                                                         ----------      ------                   --------      ------
   Total..........................................          347,286       34.36        1.90        323,605       33.67       2.21
                                                         ----------      ------                   --------      ------

Time deposits:
   Six months or less.............................           87,087        8.62        4.57         78,724        8.19       5.05
   Over Six through 12 months.....................          135,919       13.44        4.98        146,951       15.29       5.41
   Over 12 through 24 months......................          219,706       21.74        5.45        178,440       18.57       5.77
   Over 24 months.................................          108,748       10.76        6.07        120,709       12.56       6.10
   IRA/KEOGH......................................          112,023       11.08        5.57        112,602       11.72       5.84
                                                         ----------      ------                   --------      ------
       Total time deposits........................          663,483       65.64        5.35        637,425       66.33       5.69
                                                         ----------      ------                   --------      ------
          Total average deposits..................       $1,010,769      100.00%       4.08%      $961,030      100.00%      4.52%
                                                         ==========      ======                   ========      ======

                                                         AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                                         1996
                                                       -----------------------------------------
                                                                       PERCENT
                                                                       OF TOTAL      WEIGHTED
                                                           AVERAGE     AVERAGE       AVERAGE
                                                           BALANCE     DEPOSITS      YIELD
                                                       ------------   ----------   -------------
Money market deposit accounts.....................        $ 70,209        7.52%        2.90%
Savings accounts..................................         175,060       18.75         2.28
NOW accounts......................................          72,265        7.74         1.84
Non-interest-bearing accounts.....................           6,425         .69           --
                                                          --------      ------
   Total..........................................         323,959       34.70         2.27
                                                          --------      ------

Time deposits:
   Six months or less.............................          71,353        7.64         4.95
   Over Six through 12 months.....................         151,485       16.23         5.23
   Over 12 through 24 months......................         150,085       16.08         5.49
   Over 24 months.................................         124,056       13.29         6.09
   IRA/KEOGH......................................         112,641       12.06         5.86
                                                          --------      ------
       Total time deposits........................         609,620       65.30         5.55
                                                          --------      ------
          Total average deposits..................        $933,579      100.00%        4.44%
                                                          ========      ======

Borrowings
----------

From time to time the Bank has obtained advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. The Bank has an available overnight line of credit with the FHLB-NY for $50.0 million which expires November 20, 1999. The Bank also has available from the FHLB a one-month overnight repricing line of credit for $50.0 million which expires on November 20, 1999. When utilized, both lines carry a floating interest rate of 1/8% over the current federal funds rate and are secured by the Bank's mortgage loans, mortgage-backed securities, U.S. Government securities and FHLB stock. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1998, the Bank had borrowed $30.0 million against the FHLB line of credit.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These securities are not under the Bank's control. At December 31, 1998, the Bank had borrowed $282.1 million through securities sold under agreements to repurchase. (See note 11 to the consolidated financial statements in the 1998 Annual Report to Stockholders.)

SUBSIDIARY ACTIVITIES

The Bank owns two subsidiaries - Ocean Investment Services Corp. (formerly Dome Financial Services, Inc.) and Ocean Federal Realty Inc.

Ocean Investment Services Corp. was originally organized in 1982 to engage in
the sale of all-savers life insurance.   For the past several years the
subsidiary has been inactive, however, in 1998, the Bank began to sell non-deposit investment products (annuities and mutual funds) through a third party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales.

Ocean Federal Realty Inc. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of Ocean Federal Realty Inc., the Bank transferred $668 million of mortgage loans to this subsidiary.

PERSONNEL

As of December 31, 1998, the Bank had 221 full-time employees and 53 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

GENERAL

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS").

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

HOLDING COMPANY REGULATION

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

Business Activities.  The activities of federal savings institutions are
-------------------
governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

Capital Requirements.  The OTS capital regulations require savings institutions
--------------------
to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital currently include common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 1998 relative to fully phased-in regulatory requirements.

                                                                          EXCESS                       CAPITAL
                                                                                          --------------------------------
                                ACTUAL             REQUIRED            (DEFICIENCY)           ACTUAL            REQUIRED
                               CAPITAL             CAPITAL                AMOUNT              PERCENT           PERCENT
                         ------------------    ---------------    -------------------     ---------------   --------------
                                                            (DOLLARS IN THOUSANDS)
Tangible..............        $167,881             $23,371               $144,510             10.78%             1.50%
Core (Leverage).......         167,881              46,742                121,139             10.78%             3.00%
Risk-based............         175,113              61,514                113,599             22.77%             8.00%

Prompt Corrective Regulatory Action.  The OTS is required to take certain
-----------------------------------
supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.  Deposits of the Bank are presently insured by
-----------------------------
the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are risk adjusted, determined semiannually by the FDIC, and currently range from zero to 27 basis points.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

The Bank's assessment rate for fiscal 1998 was zero basis points and the premium paid for this period, all of which was related to FICO payments, was $599,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Thrift Rechartering Legislation.  Legislation enacted in 1996 provided that the
-------------------------------
BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

Loans to One Borrower.  Federal law provides savings institutions are generally
---------------------
subject to the limits on loans to one borrower applicable to national banks. A savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. At December 31, 1998, the Bank's limit on loans to one borrower was $25.2 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $5.7 million.

QTL Test.  Federal law requires savings institutions to meet a QTL test.  Under
--------
the QTL test, a savings and loan association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank maintained in excess of 100% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions.  OTS regulations impose limitations upon
-----------------------------------
all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares and payments to shareholders of another institution in a cash-out merger. The regulation, which became effective in 1998, established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for the that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, the Bank was a Tier 1 Bank.

Liquidity.  The Bank is required to maintain an average daily balance of
---------
specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet the liquidity requirement. The Bank's liquidity ratio for December 31, 1998 was 12.5%, which exceeded the applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirement.

Assessments.  Savings institutions are required to pay assessments to the OTS to
-----------
fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $267,000.

Transactions with Related Parties.  The Bank's authority to engage in
---------------------------------
transactions with "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. This law limits both the individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

Enforcement.  The OTS has primary enforcement responsibility over savings
-----------
institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness.  The federal banking agencies have adopted
----------------------------------
Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that an institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for 1998 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

General.  The Company and the Bank report their income on a calendar year basis
-------
using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 35.0%.

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

Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into taxable income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. Since the Bank satisfied the residential loan requirement provision for 1996 and 1997 as described above, the six year recapture period became effective for the 1998 tax year. As a result of such recapture, the Bank will incur an additional tax liability of approximately $2.3 million. The Bank has accrued for this liability in the consolidated financial statements.

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

ITEM 2.  PROPERTIES

The Bank currently conducts its business through its administrative office, which was recently relocated to Toms River and which includes a branch office, and ten other full service offices located in Ocean and Middlesex Counties. The Company believes that the Bank's current facilities will be adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on the Inside Back Cover in the Registrant's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1998 Annual Report to Stockholders on pages 11 and 12 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders on pages 13 through 20 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The above captioned information appears under "Management Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the Registrant's 1998 Annual Report to Stockholders on pages 14 and 15.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Ocean Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant's 1998 Annual Report to Stockholders on pages 21 through 36 and are incorporated herein by reference.

     ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22 , 1999, at pages 5 through 7.

     ITEM 11.  EXECUTIVE COMPENSATION

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, at pages 8 and 9 and pages 14 through 18 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, at pages 3 through 4 and 6 through 7.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, at page 18.


                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                         PAGE
   Independent Auditors' Report........................................     36

   Consolidated Statements of Financial Condition at
     December 31, 1998 and 1997........................................     21

   Consolidated Statements of Income and Comprehensive Income for the
     Years Ended December 31, 1998, 1997 and 1996......................     22

   Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996..............     23

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996......................     24

Notes to Consolidated Financial Statements for the
   Years Ended December 31, 1998, 1997 and 1996........................  25-35

The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

(a)  The following exhibits are filed as part of this report.

3.1       Certificate of Incorporation of Ocean Financial Corp.*
3.2       Bylaws of Ocean Financial Corp.*
4.0       Stock Certificate of Ocean Financial Corp.*
10.1      Form of Ocean Federal Savings Bank Employee Stock Ownership Plan*
10.1(a)   Amendment to Ocean Federal Savings Bank Employee Stock
          Ownership Plan (filed previously)
10.2      Ocean Federal Savings Bank Employees' Savings and Profit Sharing Plan*
10.3      Ocean Federal Savings Bank 1995 Supplemental Executive Retirement
          Plan*
10.4      Ocean Federal Savings Bank Deferred Compensation Plan for Directors*
10.5      Ocean Federal Savings Bank Deferred Compensation Plan for Officers*
10.6      Ocean Federal Savings Bank Long-Term Award Program*
10.7      Ocean Federal Savings Bank Performance Achievement Awards Program*
10.8 Amended and Restated Ocean Financial Corp. 1997 Incentive Plan (filed previously)
10.9 Form of Employment Agreement between Ocean Federal Savings Bank and certain executive officers, including Michael J. Fitzpatrick and John
          R. Garbarino*
10.10 Form of Employment Agreement between Ocean Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino*
10.11 Form of Change in Control Agreement between Ocean Federal Savings Bank and certain executive officers, including Michael E. Barrett, John K. Kelly and Karl E. Reinheimer*
10.12 Form of Change in Control Agreement between Ocean Financial Corp. and certain executive officers, including Michael E. Barrett, John K. Kelly and Karl E. Reinheimer *
13.0      Portions of 1998 Annual Report to Stockholders (filed herewith)
21.0      Subsidiary information is incorporated herein by reference to "Part
          I - Subsidiaries"
23.0      Consent of KPMG LLP (filed herewith)
27.0      Financial Data Schedule (filed herewith)

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

                              OCEAN FINANCIAL CORP.



                              By:   /s/John R. Garbarino
                                    --------------------
                                    John R. Garbarino
                                    Chairman of the Board,
                                    President and
                                    Chief Executive Officer and
                                    Director


                              Date: March 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                             Date
----                                             ----


/s/ John R. Garbarino                            March 17, 1999
---------------------------
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)


/s/ Michael J. Fitzpatrick                       March 17, 1999
---------------------------
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)


/s/ Michael E. Barrett                           March 17, 1999
---------------------------
Michael E. Barrett
Director


/s/ Thomas F. Curtin                             March 17, 1999
---------------------------
Thomas F. Curtin
Director


/s/ Carl Feltz, Jr.                              March 17, 1999
---------------------------
Carl Feltz, Jr.
Director

/s/ Robert E. Knemoller                    March 17, 1999
--------------------------
Robert E. Knemoller
Director


/s/ Donald E. McLaughlin                   March 17, 1999
--------------------------
Donald E. McLaughlin
Director


/s/ Diane F. Rhine                         March 17, 1999
--------------------------
Diane F. Rhine
Director


/s/ Frederick E. Schlosser                 March 17, 1999
--------------------------
Frederick E. Schlosser
Director


/s/ James T. Snyder                        March 17, 1999
--------------------------
James T. Snyder
Director