Form 10-Q
period 1999-03-31
OCEAN FINANCIAL CORP
filed 1999-05-12
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ______________

                        Commission file number 0-27428


                             OCEAN FINANCIAL CORP.
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  22-3412577
  -----------------------------          -------------------------------------
  (State of other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


   975 Hooper Avenue, Toms River, NJ                      08753
  ----------------------------------     -------------------------------------
  (Address of principal executive offices)                   (Zip Code)


  Registrant's telephone number, including area code:         (732) 240-4500
                                                        ----------------------


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

YES   X   NO _____.
    -----

As of May 7, 1999, there were 14,021,905 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             OCEAN FINANCIAL CORP.

                              INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                     PAGE
-------    ---------------------                                     ----
Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 1999 (unaudited) and December 31, 1998...   1

            Consolidated Statements of Income for the three
            months ended March 31, 1999 and 1998 (unaudited).........   2

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1999 and 1998 (unaudited).........   3

            Notes to Unaudited Consolidated Financial Statements.....   5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   7

Item 3.     Quantitative and Qualitative Disclosure about Market Risk  10



Part II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings........................................  11

Item 2.     Changes in Securities....................................  11

Item 3.     Default Upon Senior Securities...........................  11

Item 4.     Submission of Matters to a Vote of Security Holders......  11

Item 5.     Other Information........................................  11

Item 6.     Exhibits and Reports on Form 8-K.........................  11


Signatures  .........................................................  12

                             OCEAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                                                   March 31,          December 31,
                                                                                     1999                 1998
                                                                                 -------------        -------------
                                                                                  (Unaudited)
ASSETS
------

Cash and due from banks                                                           $    4,546           $   10,295
Investment securities available for sale                                             132,404              137,405
Federal Home Loan Bank of New York stock, at cost                                     16,800               16,800
Mortgage-backed securities available for sale                                        388,621              381,840
Loans receivable, net                                                                969,335              941,011
Mortgage loans held for sale                                                               -               25,140
Interest and dividends receivable                                                      9,401                9,820
Real estate owned, net                                                                   300                   43
Premises and equipment, net                                                           13,702               13,947
Other assets                                                                          26,474               25,443
                                                                                  ----------           ----------

      Total assets                                                                $1,561,583           $1,561,744
                                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                          $1,034,034           $1,035,251
Federal Home Loan Bank borrowings                                                     44,000               30,000
Securities sold under agreements to repurchase                                       279,408              282,108
Advances by borrowers for taxes and insurance                                          5,390                5,096
Other liabilities                                                                      6,735               11,549
                                                                                  ----------           ----------

      Total liabilities                                                            1,369,567            1,364,004
                                                                                  ----------           ----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                        -                    -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 14,021,905 and 14,629,776 shares
      outstanding at March 31, 1999 and December 31, 1998, respectively                  181                  181
   Additional paid-in capital                                                        178,484              178,309
   Retained earnings-substantially restricted                                        106,529              103,982
   Accumulated other comprehensive loss                                               (1,248)              (1,226)
   Less:  Unallocated common stock held by
            Employee Stock Ownership Plan                                            (17,050)             (17,376)
          Unearned Incentive Awards                                                   (5,478)              (5,963)
          Treasury stock , (4,096,343 and 3,488,472 shares
            at March 31, 1999 and December 31, 1998, respectively)                   (69,402)             (60,167)
                                                                                  ----------           ----------

         Total stockholders' equity                                                  192,016              197,740
                                                                                  ----------           ----------

         Total liabilities and stockholders' equity                               $1,561,583           $1,561,744
                                                                                  ==========           ==========

See accompanying notes to unaudited consolidated financial statements.

                             OCEAN FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                  For the three months
                                                                     ended March 31,
                                                                  ---------------------
                                                                    1999         1998
                                                                  --------     --------
                                                                      (Unaudited)
Interest income:
  Loans                                                            $17,907      $15,773
  Mortgage-backed securities                                         5,787        7,040
  Investment securities and other                                    2,326        3,413
                                                                   -------      -------
      Total interest income                                         26,020       26,226
                                                                   -------      -------

Interest expense:
  Deposits                                                          10,203       10,745
  Borrowed funds                                                     4,101        4,401
                                                                   -------      -------
      Total interest expense                                        14,304       15,146
                                                                   -------      -------

      Net interest income                                           11,716       11,080

Provision for loan losses                                              225          225
                                                                   -------      -------

      Net interest income after provision for loan losses           11,491       10,855
                                                                   -------      -------

Other income:
  Fees and service charges                                             780          533
  Net gain on sales of loans and securities available for sale         524            3
  Net income from (cost of) other real estate operations                46          (49)
  Other                                                                195          134
                                                                   -------      -------
     Total other income                                              1,545          621
                                                                   -------      -------

Operating expenses:
  Compensation and employee benefits                                 3,655        3,504
  Occupancy                                                            511          446
  Equipment                                                            304          313
  Marketing                                                            407          323
  Federal deposit insurance                                            220          217
  Data processing                                                      331          313
  General and administrative                                         1,164          865
                                                                   -------      -------
     Total operating expenses                                        6,592        5,981
                                                                   -------      -------

     Income before provision for income taxes                        6,444        5,495

Provision for income taxes                                           2,306        1,986
                                                                   -------      -------
      Net income                                                   $ 4,138      $ 3,509
                                                                   =======      =======

Basic earnings per share                                           $   .33      $   .25
                                                                   =======      =======

Diluted earnings per share                                         $   .33      $   .24
                                                                   =======      =======

Average basic shares outstanding                                    12,556       13,972
                                                                   =======      =======
Average diluted shares outstanding                                  12,698       14,326
                                                                   =======      =======

See accompanying notes to unaudited consolidated financial statements.

                             OCEAN FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                     For the three months
                                                                       ended March 31,
                                                                    ----------------------
                                                                       1999        1998
                                                                    -----------  ---------
                                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                                          $  4,138   $  3,509
                                                                      --------   --------

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization of premises
         and equipment                                                     366        344
    Amortization of Incentive Awards                                       485        484
    Amortization of ESOP                                                   326        341
    ESOP adjustment                                                        175        270
    Amortization of servicing asset                                        101         74
    Amortization of deposit premium                                         26         --
    Net premium amortization in excess of discount
         accretion on securities                                           419        837
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                       (162)      (143)
    Provision for loan losses                                              225        225
    Net gain on sales of real estate owned                                 (57)        (3)
    Net gain on sales of loans and securities available for sale          (524)        (3)
    Proceeds from sales of mortgage loans held for sale                 26,991        999
    Mortgage loans originated for sale                                  (2,054)    (5,292)
    Decrease in interest and dividends receivable                          419        199
    Increase in other assets                                              (419)    (5,392)
    (Decrease) increase  in other liabilities                           (4,814)     2,643
                                                                      --------   --------
      Total adjustments                                                 21,503     (4,417)
                                                                      --------   --------
      Net cash provided by (used in) operating activities               25,641       (908)
                                                                      --------   --------

Cash flows from investing activities:
  Net increase in loans receivable                                     (28,835)   (40,216)
  Purchase of investment securities available for sale                 (13,815)   (16,000)
  Purchase of mortgage-backed securities available for sale            (55,000)   (40,567)
  Proceeds from maturities of investment securities
         available for sale                                             20,043     50,000
  Principal payments on mortgage-backed securities
         available for sale                                             46,539     48,447
  Purchases of Federal Home Loan Bank of New York stock                      -        (63)
  Proceeds from sales of real estate owned                                 248        316
  Purchases of premises and equipment                                     (121)      (577)
                                                                      --------   --------
      Net cash (used in) provided by investing activities              (30,941)     1,340
                                                                      --------   --------

                                                           Continued

                             OCEAN FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                            (dollars in thousands)

                                                              For the three months
                                                                ended March 31,
                                                             ----------------------
                                                                1999        1998
                                                             ----------  ----------
                                                                  (Unaudited)
Cash flows from financing activities:
  (Decrease) increase  in deposits                             $(1,217)    $10,416
  Increase (decrease)in Federal Home Loan Bank borrowings       14,000      (6,800)
  (Decrease) increase in securities sold under agreements
         to repurchase                                          (2,700)        686
  Increase in advances by borrowers for taxes and
         insurance                                                 294         189
  Dividends paid                                                (1,591)     (1,463)
  Purchase of treasury stock                                    (9,235)     (3,142)
                                                               -------     -------
      Net cash used in financing activities                       (449)       (114)
                                                               -------     -------

      Net (decrease) increase in cash and due from banks        (5,749)        318

Cash and due from banks at beginning of period                  10,295       2,225
                                                               -------     -------

Cash and due from banks at end of period                       $ 4,546     $ 2,543
                                                               =======     =======

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                 $14,466     $14,999
      Income taxes                                               5,119           -
   Noncash investing activities:
      Transfer of loans receivable to real estate owned            448         226
      Mortgage loans securitized into mortgage-backed
         securities                                             27,145       1,005
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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for all of 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1998.

NOTE 2.  EARNINGS PER SHARE
---------------------------

Amounts per common share for prior periods have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared by the Company's Board of Directors on April 22, 1998 and paid on May 15, 1998.

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 1999 and 1998

                                                            Three months ended
                                                                March 31,
                                                            ------------------
                                                               1999     1998
                                                            ---------  -------
     Weighted average shares issued net of Treasury shares    14,371   15,636
     Less:          Unallocated ESOP shares                   (1,357)  (1,070)
                    Unallocated incentive award shares          (458)    (594)
                                                              ------   ------
     Average basic shares outstanding                         12,556   13,972
     Add:           Effect of dilutive securities:
                    Stock options                                 51      216
                    Incentive awards                              91      138
                                                              ------   ------
     Average diluted shares outstanding                       12,698   14,326
                                                              ======   ======

NOTE 3.  COMPREHENSIVE INCOME
-----------------------------

For the three month periods ended March 31, 1999 and 1998 total comprehensive income, representing net income plus or minus items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale, amounted to $4,116,000 and $3,785,000, respectively.

NOTE 4. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------

In October 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends FASB Statement 65 "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this Statement did not have a material impact on the financial position or results of operations of the Company.

NOTE 5. LOANS RECEIVABLE, NET
-----------------------------

Loans receivable, net at March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

                                       March 31, 1999   December 31, 1998
                                       ---------------  ------------------
                                         (Unaudited)
Real estate:
     One- to four-family                     $866,082            $869,769
     Commercial real estate, multi-
      family and land                          46,364              42,008
     Construction                               6,645               6,108
Consumer                                       52,663              51,785
Commercial                                      7,944               6,483
                                             --------            --------
          Total loans                         979,698             976,153


     Loans in process                          (2,306)             (1,996)
     Deferred fees                               (454)               (608)
     Unearned premium                              57                  62
     Allowance for loan losses                 (7,660)             (7,460)
                                             --------            --------
          Total loans, net                    969,335             966,151

Less: mortgage loans held for sale                  -              25,140
                                             --------            --------
          Loans receivable, net              $969,335            $941,011
                                             ========            ========

NOTE 6. DEPOSITS
----------------

The major types of deposits at March 31, 1999 and December 31, 1998 were as follows (in thousands):

                        March 31, 1999   December 31, 1998
                        ---------------  -----------------
Type of Account           (Unaudited)
---------------
Non-interest bearing        $   25,072          $   22,154
NOW                            100,696             106,363
Money market deposit            75,600              77,690
Savings                        172,558             172,036
Time deposits                  660,108             657,008
                            ----------          ----------
                            $1,034,034          $1,035,251
                            ==========          ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at March 31, 1999 were $1.562 billion, unchanged from December 31, 1998.

Loans receivable, net, increased by $28.3 million, or 3.0%, to a balance of $969.3 million at March 31, 1999, compared to a balance of $941.0 million at December 31, 1998. The increase was largely attributable to strong residential loan growth (including mortgage refinance activity) in the Bank's market area, as well as commercial lending (including commercial real estate) initiatives which accounted for $5.8 million of this growth. During the quarter the Bank sold $27.1 million of 30 year fixed rate mortgage loans, $25.1 million of which was held for sale at December 31, 1998. The Bank periodically sells these loans as part of the management of interest rate risk.

Stockholder's equity at March 31, 1999 was $192.0 million, compared to $197.7 million at December 31, 1998. The Company repurchased 607,871 shares of common stock during the quarter for $9.2 million, completing the 5% repurchase program announced in November 1998.

RESULTS OF OPERATIONS

GENERAL

Net income increased to $4.1 million for the three months ended March 31, 1999 as compared to net income of $3.5 million for the three months ended March 31, 1998.

INTEREST INCOME

Interest income for the three months ended March 31, 1999 was $26.0 million, compared to $26.2 million for the three months ended March 31, 1998, a decrease of $206,000. The decrease in interest income was due to a decrease in the yield on average interest-earning assets, which declined to 7.01% on average in the first quarter of 1999, from 7.20% on average in the first quarter of 1998. The decrease in the yield on average interest-earning assets was largely offset by a $ 27.7 million increase in average interest-earning assets and a change in the mix of average-earning assets towards a higher concentration of loans receivable at the expense of lower yielding investment and mortgage-backed securities.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 1999 was $14.3 million, compared to $15.1 million for the three months ended March 31, 1998, a decrease of $842,000, or 5.6%. The decrease in interest expense was primarily the result of a decrease in the average cost of interest- bearing liabilities which declined to 4.38% for the three months ended March 31, 1999, as compared to 4.79% for the same prior year period. The significant decline in funding cost more than offset an increase in average interest-bearing deposits which rose to $1.007 billion for the quarter ending March 31, 1999 as compared to $962.1 million for the same prior year quarter.

PROVISION FOR LOAN LOSSES

For the three months ended March 31, 1999, the Company's provision for loan losses was $225,000, unchanged from the same prior year period. The Company's non-performing assets declined by $1.8 million at March 31, 1999 as compared to March 31, 1998 allowing for stable provisions despite loan growth.

OTHER INCOME

Other income was $1.5 million for the three months ended March 31, 1999, compared to $621,000 for the same prior year period. The net gain on the sale of loans amounted to $524,000 on $27.1 million in loan sales for the three months ended March 31, 1999 as compared to a gain of $3,000 on $1.0 million in loan sales for the three months ended March 31, 1998. Fees and service charges increased by $247,000, or 46.3%, for the three months ended March 31, 1999 as compared to the same prior year period due to fees associated with the growth in commercial account services and retail core account balances as well as the addition of fee income from the sale of alternative investment products, namely mutual funds and annuities, introduced late in the second quarter of 1998. This product category was further expanded in the first quarter of 1999 to include life and long-term care insurance.

OPERATING EXPENSES

Operating expenses were $6.6 million for the three months ended March 31, 1999, an increase of $611,000 compared to the same prior year period. The increase was primarily due to higher marketing expenses as well as the operating costs associated with the eleventh branch office opened in April 1998 and expenses associated with readying the Bank's data processing systems for the Year 2000.

PROVISION FOR INCOME TAXES

Income tax expense was $2.3 million for the three months ended March 31, 1999, compared to $2.0 million for the same prior year period. The effective tax rate was relatively stable amounting to 35.8% for the three months ended March 31, 1999 as compared to 36.1% for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans, Federal Home Loan Bank ("FHLB") and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At March 31, 1999, the Company had $44.0 million of outstanding overnight borrowings from the FHLB, representing an increase from $30.0 million at December 31, 1998. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $279.4 million at March 31, 1999 through securities sold under agreements to repurchase, a slight decrease from $282.1 million at December 31, 1998. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the three months ended March 31, 1999, were primarily provided by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities, FHLB borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, purchases of investment and mortgage-backed securities and the purchase of treasury stock. For the three months ended March 31, 1998, the cash needs of the Company were primarily satisfied by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities and increased deposits. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of March 31, 1999 and December 31, 1998, the Bank's liquidity ratios were 12.2% and 12.5%, respectively, both in excess of the minimum regulatory requirement.

At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with tangible capital of $165.0 million, or 10.59%, of total adjusted assets, which is above the required level of $23.3 million or 1.5%; core capital of $165.0 million or 10.59% of total adjusted assets, which is above the required level of $46.7 million, or 3.0%; and risk-based capital of $172.4 million, or 22.3% of risk-weighted assets, which is above the required level of $61.8 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

NON-PERFORMING ASSETS

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at March 31, 1999 or December 31, 1998. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                                March 31,   December 31,
                                                  1999          1998
                                               -----------  -------------
                                                 (dollars in thousands)
                                               (Unaudited)
Non-accrual loans:
     Real estate:
          One-to four-family                      $ 4,242        $ 4,605
          Commercial real estate,
           multi-family and land                      573            574
     Consumer                                         260            245
     Commercial                                       118              -
                                                  -------        -------
          Total                                     5,193          5,424
REO, net                                              300             43
                                                  -------        -------
          Total non-performing assets             $ 5,493        $ 5,467
                                                  =======        =======

Non-performing loans as a percent of total
     loans receivable                                 .53%           .56%
Non-performing assets as a percent of total
     assets                                           .35%           .35%
Allowance for loan losses as a percent of
     total loans receivable                           .78%           .76%
Allowance for loan losses as percent of
     total non-performing loans                    147.51%        137.54%

IMPACT OF YEAR 2000

Since April 1997 the Company has been executing a formal plan to address Year 2000 issues. The project plan was developed following guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC). The guidelines mandate that the Year 2000 project address five specific phases: awareness, assessment, renovation, validation (testing), and implementation. The Company has substantially completed the first four phases of the project, easily meeting all regulatory guidelines. The Company expects the implementation phase to be substantially complete by June 30, 1999.

The Company has been working very closely with its data processing agent and the primary provider of mission critical systems, Bisys Incorporated. Validation of all mission critical systems began in November 1998 and was conducted in a stand alone test environment. The Company utilized personnel from key areas throughout the organization to perform this testing and used formal sign-off and auditing procedures to validate the results. This testing was substantially complete at March 31, 1999. Additionally, testing and reprogramming of all systems supported by other service providers has been completed. In the case of failure caused by a Year 2000 problem, the Bank has documented contingency plans that will be initiated to resolve mission critical issues.

The focus of the Year 2000 project for the remainder of 1999 will be directed towards customer awareness and contingency and liquidity planning. The Company has developed a formal plan to address customer concerns. Education and regular updates of the Company's Y2K progress and status are disseminated via a Y2K telephone hot line, an Internet web site, correspondence (brochures and newsletters), customer seminars, and newspaper advertising. Contingency planning for mission critical functions has been completed and testing of the plans is expected to be substantially complete by June 30, 1999. Liquidity plans have been developed to ensure that the Company will have access to necessary funds to meet customer's needs throughout the year.

The Company has established a formal process for measuring potential credit risk associated with the Year 2000. Major customers in the Residential and Commercial Loan portfolios have been assessed to determine an appropriate risk rating and the Company is monitoring the progress of these borrowers towards Year 2000 compliance on an ongoing basis.

For the year ended December 31, 1998, expenses related to the Company's Year 2000 effort totaled $327,000. This includes $102,000 in costs associated with the renovation of software, hardware purchases and consulting charges and $225,000 representing an estimate of the direct cost for compensation and fringe benefits of internal employees working on the Year 2000 project. The Company expects to spend an additional $400,000 to $600,000 on Y2K related expenses in

1999. This figure represents costs associated with initiating customer awareness programs, testing, implementation and consulting expenses, and includes $125,000 to $175,000 for the direct cost of internal employees. Estimated expenses and completion dates associated with this project are based upon all known facts and available resources. The Company expects that the represented estimates will not change materially, but there can be no guarantee that the estimates will be achieved. Factors that may influence changes in estimates include, but are not limited to, expenses associated with obtaining qualified personnel, ability to correctly identify and renovate all functions related to the Year 2000 and other similar items.

The Company believes that it is taking all reasonable steps to prepare for the Year 2000, especially in the case of mission critical functions. However, management cannot make representations that all systems and especially those of significant third parties will be Year 2000 compliant or that they will not be adversely affected by Year 2000 issues.

The above communication is a Year 2000 Readiness Disclosure as defined in the Year 2000 Information and Readiness Act.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

In addition to historical information, this quarterly report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and state tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in Item 1, Business, of the Company's 1998 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1998 to March 31, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1998.

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

Item 2.  Changes in Securities
         ---------------------

          Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The annual meeting of stockholders was held on April 22, 1999. The following directors were elected for terms of three years: Thomas F. Curtin, John R. Garbarino and Frederick E. Schlosser. The following proposals were voted on by the stockholders:

                                                                      Withheld/   Broker
          Proposal                                         For        Abstain    Non-Votes
          ----------                                       -------    ---------  ---------
          1)  Election of Directors:
              Thomas F. Curtin                            10,469,106     92,438       0
              John R. Garbarino                           10,466,069     95,475       0
              Frederick E. Schlosser                      10,466,906     94,638       0

                                                                                Withheld/  Broker
                                                           For         Against  Abstain    Non-Votes
                                                           ----------  -------  ---------  ---------
          2)  Ratification of KPMG LLP
              as independent auditors for the
              Company for the year ending
              December 31, 1999.                           10,502,662  35,434,    23,448       0

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

          b) There were no reports on Form 8-K filed during the three months ended March 31, 1999

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

                                    Ocean Financial Corp.
                                    ---------------------------------------
                                    Registrant


DATE:  May 13, 1999                  /s/ John R. Garbarino
                                    ------------------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  May 13, 1999                  /s/ Michael Fitzpatrick
                                    ------------------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer