Form 10-Q
period 1999-06-30
OCEAN FINANCIAL CORP
filed 1999-08-12
CIK 1004702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    -------------

                         Commission file number 0-27428


                              OCEAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     22-3412577
----------------------------------          ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 975 Hooper Avenue, Toms River, NJ                          08753
----------------------------------               -------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:        (732) 240-4500
                                                   -----------------------------



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

As of August 6, 1999, there were 13,879,405 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                              OCEAN FINANCIAL CORP.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION
-------  ---------------------
                                                                           PAGE
                                                                           ----

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition
           as of June 30, 1999 (unaudited) and December 31, 1998..............1

           Consolidated Statements of Income for the three and six
           months ended June 30, 1999 and 1998 (unaudited)....................2

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1999 and 1998 (unaudited)....................3

           Notes to Unaudited Consolidated Financial Statements...............5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................7

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.........11




Part II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings.................................................12

Item 2.    Changes in Securities.............................................12

Item 3.    Default Upon Senior Securities....................................12

Item 4.    Submission of Matters to a Vote of Security Holders...............12

Item 5.    Other Information.................................................12

Item 6.    Exhibits and Reports on Form 8-K..................................12




Signatures ..................................................................14

                              OCEAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)


                                                                                      June 30,            December 31,
                                                                                        1999                  1998
                                                                                     ----------           ------------
                                                                                     (Unaudited)
ASSETS
------
Cash and due from banks                                                              $     3,281          $    10,295
Investment securities available for sale                                                 121,429              137,405
Federal Home Loan Bank of New York
  stock, at cost                                                                          16,800               16,800
Mortgage-backed securities available for
  sale                                                                                   375,549              381,840
Loans receivable, net                                                                    998,108              941,011
Mortgage loans held for sale                                                              10,347               25,140
Interest and dividends receivable                                                          8,908                9,820
Real estate owned, net                                                                        97                   43
Premises and equipment, net                                                               13,444               13,947
Other assets                                                                              28,688               25,443
                                                                                     -----------          -----------

      Total assets                                                                   $ 1,576,651          $ 1,561,744
                                                                                     ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                             $ 1,044,411          $ 1,035,251
Federal Home Loan Bank borrowings                                                         27,000               30,000
Securities sold under agreements to repurchase                                           298,070              282,108
Advances by borrowers for taxes and insurance                                              6,021                5,096
Other liabilities                                                                          9,873               11,549
                                                                                     -----------          -----------

      Total liabilities                                                                1,385,375            1,364,004
                                                                                     -----------          -----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                            -                    -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 14,021,905 and 14,629,776 shares outstanding at June 30, 1999 and December 31, 1998,
         respectively                                                                        181                  181
   Additional paid-in capital                                                            178,686              178,309
   Retained earnings-substantially restricted                                            108,620              103,982
   Accumulated other comprehensive loss                                                   (5,090)              (1,226)
   Less: Unallocated common stock held by
               Employee Stock Ownership Plan                                             (16,724)             (17,376)
         Unearned Incentive Awards                                                        (4,995)              (5,963)
         Treasury stock, (4,096,343 and 3,488,472 shares
            at June 30, 1999 and December 31, 1998, respectively)                        (69,402)             (60,167)
                                                                                     -----------          -----------

         Total stockholders' equity                                                      191,276              197,740
                                                                                     -----------          -----------

         Total liabilities and stockholders'
           equity                                                                    $ 1,576,651          $ 1,561,744
                                                                                     ===========          ===========


See accompanying notes to unaudited consolidated financial statements.

                              OCEAN FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                                            For the three months       For the six months
                                                                               ended June 30,             ended June 30,
                                                                           ----------------------     ---------------------
                                                                             1999          1998         1999         1998
                                                                           --------      --------     --------     --------
                                                                                 (Unaudited)               (Unaudited)
Interest income:
  Loans                                                                    $ 18,439      $ 16,643     $ 36,345     $ 32,416
  Mortgage-backed securities                                                  5,967         6,293       11,754       13,333
  Investment securities and other                                             2,167         3,283        4,493        6,697
                                                                           --------      --------     --------     --------
    Total interest income                                                    26,573        26,219       52,592       52,446
                                                                           --------      --------     --------     --------

Interest expense:
  Deposits                                                                   10,203        10,930       20,407       21,675
  Borrowed funds                                                              4,335         4,380        8,435        8,781
                                                                           --------      --------     --------     --------
    Total interest expense                                                   14,538        15,310       28,842       30,456
                                                                           --------      --------     --------     --------

    Net interest income                                                      12,035        10,909       23,750       21,990

Provision for loan losses                                                       225           225          450          450
                                                                           --------      --------     --------     --------

    Net interest income after provision for loan losses                      11,810        10,684       23,300       21,450
                                                                           --------      --------     --------     --------

Other income:
  Fees and service charges                                                      886           508        1,666        1,041
  Net (loss) gain on sales of loans and securities available for sale           (57)          164          467          167
  Net income from other real estate operations                                   31           189           77          140
  Other                                                                         193           192          388          326
                                                                           --------      --------     --------     --------

    Total other income                                                        1,053         1,053        2,598        1,674
                                                                           --------      --------     --------     --------

Operating expenses:
  Compensation and employee benefits                                          3,723         3,779        7,378        7,283
  Occupancy                                                                     482           472          993          918
  Equipment                                                                     361           355          665          668
  Marketing                                                                     415           428          823          752
  Federal deposit insurance                                                     215           217          434          434
  Data processing                                                               322           314          653          627
  General and administrative                                                  1,132         1,108        2,296        1,973
                                                                           --------      --------     --------     --------
    Total operating expenses                                                  6,650         6,673       13,242       12,655
                                                                           --------      --------     --------     --------

    Income before provision for income taxes                                  6,213         5,064       12,656       10,559

Provision for income taxes                                                    2,224         1,862        4,530        3,848
                                                                           --------      --------     --------     --------
    Net income                                                             $  3,989      $  3,202     $  8,126     $  6,711
                                                                           ========      ========     ========     ========

Basic earnings per share                                                   $    .32      $    .23     $    .65     $    .48
                                                                           ========      ========     ========     ========

Diluted earnings per share                                                 $    .32      $    .23     $    .65     $    .47
                                                                           ========      ========     ========     ========

Average basic shares outstanding                                             12,278        13,757       12,416       13,864
                                                                           ========      ========     ========     ========

Average diluted shares outstanding                                           12,481        14,177       12,589       14,246
                                                                           ========      ========     ========     ========


See accompanying notes to unaudited consolidated financial statements.

                              OCEAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                          For the six months
                                                                                             ended June 30,
                                                                                    -------------------------------
                                                                                       1999                 1998
                                                                                    ---------             ---------
                                                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                                                        $   8,126             $   6,711
                                                                                    ---------             ---------

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                                    735                   713
    Amortization of Incentive Awards                                                      968                   967
    Amortization of ESOP                                                                  652                   683
    ESOP adjustment                                                                       377                   585
    Tax Benefit of Stock Plans                                                              -                   128
    Amortization of servicing asset                                                       210                   167
    Amortization of deposit premium                                                        52                     -
    Net premium amortization in excess of discount
         accretion on securities                                                          731                 1,755
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                                      (217)                 (261)
    Provision for loan losses                                                             450                   450
    Net gain on sales of real estate owned                                               (142)                  (78)
    Net gain on sales of loans and securities available for sale                         (467)                 (167)
    Proceeds from sales of mortgage loans held for sale                                27,287                12,989
    Mortgage loans originated for sale                                                (12,708)              (16,124)
    Decrease in interest and dividends receivable                                         912                   471
    Increase in other assets                                                             (508)               (5,629)
    (Decrease) increase  in other liabilities                                          (1,676)                3,396
                                                                                    ---------             ---------
      Total adjustments                                                                16,656                    45
                                                                                    ---------             ---------
      Net cash provided by operating activities                                        24,782                 6,756
                                                                                    ---------             ---------

Cash flows from investing activities:
  Net increase in loans receivable                                                    (57,956)              (87,408)
  Purchase of investment securities available for sale                                (14,160)              (81,691)
  Purchase of mortgage-backed securities available for sale                           (80,000)              (40,567)
  Proceeds from maturities of investment securities
         available for sale                                                            30,163               105,025
  Principal payments on mortgage-backed securities
         available for sale                                                            79,351               105,087
  Purchases of Federal Home Loan Bank of New York stock                                     -                   (63)
  Proceeds from sales of real estate owned                                                714                 1,308
  Purchases of premises and equipment                                                    (232)                 (914)
                                                                                    ---------             ---------
      Net cash (used in) provided by investing activities                             (42,120)                  777
                                                                                    ---------             ---------


                                                                       Continued

                              OCEAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)


                                                                              For the six months
                                                                                 ended June 30,
                                                                       --------------------------------
                                                                         1999                    1998
                                                                       --------                --------
                                                                                  (Unaudited)
Cash flows from financing activities:
  Acquisition of deposits                                              $      -                $ 10,732
  Deposit premium                                                             -                  (1,030)
  Increase  in deposits                                                   9,160                  25,696
  Decrease in Federal Home Loan Bank borrowings                          (3,000)                (20,400)
  Increase in securities sold under agreements
         to repurchase                                                   15,962                  11,826
  Increase in advances by borrowers for taxes and
         insurance                                                          925                     752
  Dividends paid                                                         (3,488)                 (3,196)
  Purchase of ESOP shares                                                     -                  (8,200)
  Purchase of treasury stock                                             (9,235)                 (3,142)
                                                                       --------                --------
      Net cash provided by financing activities                          10,324                  13,038
                                                                       --------                --------

      Net (decrease) increase in cash and due from banks                 (7,014)                 20,571

Cash and due from banks at beginning of period                           10,295                   2,225
                                                                       --------                --------

Cash and due from banks at end of period                               $  3,281                $ 22,796
                                                                       ========                ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                         $ 28,462                $ 30,090
      Income taxes                                                        5,123
                                                                                                     10
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                     626                     464
      Mortgage loans securitized into mortgage-backed
         securities                                                      27,438                  13,073
                                                                       ========                ========


See accompanying notes to unaudited consolidated financial statements.

                              OCEAN FINANCIAL CORP.
                              ---------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



Note 1. Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of Ocean Financial Corp. (the "Company") and its wholly-owned subsidiary, Ocean Federal Savings Bank (the "Bank") and its wholly-owned subsidiaries, Ocean Federal Realty Inc. and Ocean Investment Services, Inc.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for all of 1999.

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

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:


                                                               Three months ended                Six months ended
                                                                    June 30,                          June 30,
                                                            ------------------------          ------------------------
                                                              1999            1998             1999             1998
                                                            -------          -------          -------          -------
Weighted average shares issued net of Treasury shares        14,022           15,534           14,196           15,584
Less: Unallocated ESOP shares                                (1,325)          (1,231)          (1,341)          (1,150)
      Unallocated incentive award shares                       (418)            (546)            (439)            (570)
                                                            -------          -------          -------          -------
Average basic shares outstanding                             12,279           13,757           12,416           13,864
Add: Effect of dilutive securities:
     Stock options                                              109              283               80              248
     Incentive awards                                            93              137               93              134
                                                            -------          -------          -------          -------
Average diluted shares outstanding                           12,481           14,177           12,589           14,246
                                                            =======          =======          =======          =======


Note 3.  Comprehensive Income
-----------------------------

For the three month periods ended June 30, 1999 and 1998 total comprehensive income, representing net income plus or minus items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale amounted to $147,000 and $3,706,000, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive income amounted to $4,262,000 and $7,491,000, respectively.

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

Note 5. Loans Receivable, Net
-----------------------------

Loans receivable, net at June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                           June 30, 1999   December 31, 1998
                                           -------------   -----------------
                                            (Unaudited)
Real estate:
         One- to four-family                $   897,682      $   869,769
         Commercial real estate, multi-
           family and land                       49,488           42,008
         Construction                             7,650            6,108
Consumer                                         53,265           51,785
Commercial                                       11,390            6,483
                                            -----------      -----------
                  Total loans                 1,019,475          976,153


         Loans in process                        (2,935)          (1,996)
         Deferred fees                             (299)            (608)
         Unearned premium                            52               62
         Allowance for loan losses               (7,838)          (7,460)
                                            -----------      -----------
                  Total loans, net            1,008,455          966,151

Less: mortgage loans held for sale               10,347           25,140
                                            -----------      -----------
                  Loans receivable, net     $   998,108      $   941,011
                                            ===========      ===========


Note 6. Deposits
----------------

The major types of deposits at June 30, 1999 and December 31, 1998 were as follows (in thousands):

                                           June 30, 1999   December 31, 1998
                                           -------------   -----------------
Type of Account                             (Unaudited)
---------------

Non-interest bearing                        $    25,237      $    22,154
NOW                                             105,463          106,363
Money market deposit                             77,241           77,690
Savings                                         174,801          172,036
Time deposits                                   661,669          657,008
                                            -----------      -----------
                                            $ 1,044,411      $ 1,035,251
                                            ===========      ===========

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at June 30, 1999 were $1.577 billion, an increase of $14.9 million from $1.562 million at December 31, 1998.

Loans receivable, net, increased by $57.1 million, or 6.1%, to a balance of $998.1 million at June 30, 1999, compared to a balance of $941.0 million at December 31, 1998. The increase was largely attributable to strong residential loan growth (including mortgage refinance activity) in the Bank's market area, as well as commercial lending (including commercial real estate) initiatives which accounted for $12.4 million of this growth. During the first half of 1999 the Bank sold $27.4 million of 30-year fixed-rate mortgage loans, $25.1 million of which were held for sale at December 31, 1998. At June 30, 1999, the Bank has designated $10.3 million of 30-year fixed-rate mortgage loans as held for sale. The Bank periodically sells these loans as part of the management of interest rate risk.

Stockholder's equity at June 30, 1999 was $191.3 million, compared to $197.7 million at December 31, 1998. The Company repurchased 607,871 shares of common stock during the first half of 1999 for $9.2 million, completing the 5% repurchase program announced in November 1998. The Company recently announced its intention to repurchase an additional 1,402,190 common shares, or 10% of the current outstanding common stock.

Results of Operations

General

Net income increased to $4.0 million for the three months ended June 30, 1999 as compared to net income of $3.2 million for the three months ended June 30, 1998. For the six months ended June 30, 1999 net income increased to $8.1 million from $6.7 million for the six months ended June 30, 1998.

Interest Income

Interest income for the three months ended June 30, 1999 was $26.6 million, compared to $26.2 million for the three months ended June 30, 1998, an increase of $354,000. For the six months ended June 30, 1999 interest income was $52.6 million, compared to $52.4 million for the same prior year period. The increases in interest income were due to increases in average interest-earning assets and a change in the mix of average-earning assets towards a higher concentration of loans receivable at the expense of lower yielding investment and mortgage-backed securities. For the three and six months ended June 30, 1999 loans receivable represented 65.0% and 64.8%, respectively, of average interest-earning assets as compared to 57.9% and 56.5%, respectively, for the same prior year periods. The increases in average interest-earning assets were largely offset by a decline in the yield on average interest-earning assets, which declined to 7.00% and 7.01% on average for the three and six months ended June 30, 1999, respectively, from 7.12% and 7.16% on average in the same prior year periods.

Interest Expense

Interest expense for the three months ended June 30, 1999 was $14.5 million, compared to $15.3 million for the three months ended June 30, 1998, a decrease of $772,000, or 5.0%. For the six months ended June 30, 1999 interest expense was $28.8 million compared to $30.5 million for the same prior year period, a decrease of $1.6 million or 5.3%. The decreases in interest expense were primarily the result of decreases in the average cost of interest-bearing liabilities which declined to 4.34% and 4.36%, respectively, for the three and six months ended June 30, 1999, as compared to 4.78% and 4.79%, respectively, for the same prior year periods. The significant decline in funding costs more than offset increases in average interest-bearing deposits which rose by $36.9 million and $41.0 million for the three and six months ended June 30, 1999, respectively, as compared to the same prior year periods. The Company's focus on lower cost core deposit growth has contributed to this decline, as core deposits represented 35.3% and 35.1%, respectively, of average interest-bearing deposits for the three and six months ended June 30, 1999, as compared to 32.9% and 32.7%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 1999, the Company's provision for loan losses was $225,000 and $450,000, respectively, unchanged from the same prior year periods. The Company's non-performing assets declined by $1.3 million at June 30, 1999 as compared to June 30, 1998 allowing for stable provisions despite loan growth.

Other Income

Other income was $1.1 million for the three months ended June 30, 1999, unchanged from the same prior year period. For the six months ended June 30, 1999 other income increased to $2.6 million from $1.7 million in the same prior year period. Fees and service charges increased by $378,000, or 74.4% and $625,000, or 60.0% for the three and six months ended June 30, 1999, respectively, as compared to the same prior year periods due to fees associated with the growth in commercial account services and retail core account balances as well as the addition of fee income from the sale of alternative investment products, namely mutual funds and annuities, introduced late in the second quarter of 1998. This product category was further expanded in the first quarter of 1999 to include life and long-term care insurance. The total fees relating to the sale of alternative investment products amounted to $174,000 and $289,000 for the three and six months ended June 30, 1999, respectively.

For the quarter, the increase in fees and service charges was offset by reductions in the net gain on sales of loans and securities and the net income from other real estate operations. For the six months ended June 30, 1999, the Company sold $27.4 million in 30-year fixed-rate mortgage loans at a gain of $516,000 as compared to the sale of $13.1 million at a gain of $167,000 in the same prior year period.

Operating Expenses

Operating expenses were $6.7 million and $13.2 million for the three and six months ended June 30, 1999, respectively, compared to $6.7 million and $12.7 million, respectively, for the same prior year periods. The increase for the six months ended June 30, 1999 as compared to the same prior year period was primarily due to marketing and other expenses related to the Bank's branding initiative as well as the operating costs associated with the eleventh branch office opened in April 1998 and expenses associated with readying the Bank's data processing systems for the Year 2000.

Provision for Income Taxes

Income tax expense was $2.2 million and $4.5 million for the three and six months ended June 30, 1999, respectively, compared to $1.9 million and $3.8 million, respectively, for the three and six months ended June 30, 1998. The effective tax rate declined slightly amounting to 35.8% for both the three and six months ended June 30, 1999, as compared to 36.8% and 36.4%, respectively, for the same prior year period.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank ("FHLB") and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At June 30, 1999, the Company had $27.0 million of outstanding overnight borrowings from the FHLB, representing a decrease from $30.0 million at December 31, 1998. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $298.1 million at June 30, 1999 through securities sold under agreements to repurchase, an increase from $282.1 million at December 31, 1998. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the six months ended June 30, 1999, were primarily provided by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities, borrowings through securities sold under agreements to repurchase and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, purchases of investment and mortgage-backed securities and the purchase of treasury stock. For the six months ended June 30, 1998, the cash needs of the Company were primarily satisfied by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities and increased deposits including a deposit acquisition. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of June 30, 1999 and December 31, 1998, the Bank's liquidity ratios were 10.3% and 12.5%, respectively, both in excess of the minimum regulatory requirement.

At June 30, 1999, the Bank exceeded all of its regulatory capital requirements with tangible capital of $169.4 million, or 10.74%, of total adjusted assets, which is above the required level of $23.7 million or 1.5%; core capital of $169.4 million or 10.74% of total adjusted assets, which is above the required level of $47.3 million, or 3.0%; and risk-based capital of $176.9 million, or 22.2% of risk-weighted assets, which is above the required level of $63.8 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at June 30, 1999 or December 31, 1998. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                                   June 30,        December 31,
                                                     1999              1998
                                                 -------------    -------------
                                                    (dollars in thousands)
                                                 (Unaudited)
Non-accrual loans:
         Real estate:
                  One-to four-family                $3,957            $4,605
                  Commercial real estate,
                    multi-family and land              573               574
         Consumer                                      254               245
                                                    ------            ------
                  Total                              4,784             5,424
REO, net                                                97                43
                                                    ------            ------
                  Total non-performing assets       $4,881            $5,467
                                                    ======            ======

Non-performing loans as a percent of total
         loans receivable                              .47%              .56%
Non-performing assets as a percent of total
         assets                                        .31%              .35%
Allowance for loan losses as a percent of
         total loans receivable                        .77%              .76%
Allowance for loan losses as percent of
         total non-performing loans                 163.84%           137.54%

Impact of Year 2000

Beginning in April 1997 the Company formally began to address the Year 2000 issue. A project plan was constructed to follow the guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC). The guidelines mandate that the Year 2000 project address five specific phases: awareness, assessment, renovation, validation(testing), and implementation. As of June 30, 1999 the Company completed all five phases of the project thereby meeting all regulatory guidelines.

The Company has been working very closely with its data processing agent and the primary provider of mission critical systems, BISYS Incorporated. Testing of all BISYS functions has been successfully completed and reviewed by an independent third-party. The Company continues to closely monitor BISYS' progress in addressing the Y2K issue effectively and insuring their systems function correctly into the Year 2000. All other primary service providers have completed reprogramming and testing of their mission critical systems and the Company has validated those test results. The Company will continue to solicit information from all of its vendors to monitor their Year 2000 preparations and readiness.

The focus of the Year 2000 project for the remainder of 1999 will be directed towards customer awareness, contingency planning, and liquidity planning. The Company will provide customers with up-to-date information regarding Year 2000 efforts through scheduled branch seminars and the dissemination of Year 2000 information through a Y2K hotline, Internet web site, correspondence (brochure and newsletters), and newspaper advertising. The Company's contingency programs will continue to be reviewed and tested throughout the year. Liquidity plans have been completed to ensure that the Company will have access to necessary funds to meet customer's needs.

The Company continues to monitor potential credit risk associated with Year 2000. Significant borrowers in the Residential and Commercial Loan portfolios have been assessed to determine an appropriate risk rating. On an ongoing basis, the Company will monitor the progress of these borrowers towards Year 2000 compliance.

Expenses related to the Company's Year 2000 effort for the six months ended June 30, 1999 totaled $236,000. These expenses consist of $149,000 in costs associated with the renovation of software, hardware and consulting charges and $87,000 representing an estimate of the direct cost for compensation and fringe benefits of internal employees working on the Year 2000 project. The Bank expects to complete the Y2K program within the allocated 1999 budget of $400,000 to $600,000, including $175,000 to $225,000 for the direct cost of internal employees. Estimated expenses and completion dates associated with this project are based upon all known facts and available resources. The Company expects that the represented estimates will not change materially, but there can be no guarantee that the estimates will be achieved. Factors that may influence changes in estimates include, but are not limited to, expenses associated with obtaining qualified personnel, ability to correctly identify and renovate all functions related to the Year 2000 and other similar items.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at June 30, 1999 was negative 14.4% as compared to negative 10.6% at December 31, 1998. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of June 30, 1999 and December 31, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 1998.

At June 30, 1999, the generally higher interest rates in effect for fixed rate mortgage loans reduced prepayment activity in the Company's loans receivable and mortgage-backed securities portfolios, effectively extending the average lives of the loans and securities.


                                         June 30, 1999                                         December 31, 1998
                   --------------------------------------------------------     ----------------------------------------------------


                        Net Portfolio Value          Net Interest Income          Net Portfolio Value         Net Interest Income
---------------------------------------------------------------------------    -------------------------    ------------------------

Change in
Interest Rates
in Basis Points                             NPV                                                        NPV
(Rate Shock)       Amount     % Change     Ratio     Amount     % Change     Amount     % Change      Ratio    Amount     % Change
-------------------------------------------------   ---------------------   --------------------------------  ----------------------

(dollars in
thousands)
300               $126,756      (42.7)%      8.9%   $ 44,762      (11.9)%   $170,890      (30.1)%     11.8%   $ 43,131      (10.6)%
200                165,991      (24.9)      11.2      47,405       (6.7)     202,431      (17.2)      13.5      45,347       (6.0)
100                196,207      (11.3)      12.9      49,360       (2.8)     225,510       (7.8)      14.7      46,979       (2.7)
Static             221,148        -         14.1      50,786        -        244,538        -         15.5      48,260        -
(100)              240,405        8.7       14.9      51,702        1.8      256,618        4.9       15.9      49,023        1.6
(200)              251,216       13.6       15.3      51,908        2.2      261,974        7.1       15.9      49,392        2.3
(300)              258,201       16.8       15.5      51,825        2.0      264,595        8.2       15.9      49,336        2.2

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

     b) There were no reports on Form 8-K filed during the three months ended June 30, 1999

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

                                   Ocean Financial Corp.
                                   Registrant


DATE:  August 12, 1999              /s/ John R. Garbarino
                                   -----------------------------------
                                   John R. Garbarino
                                   Chairman of the Board, President
                                   and Chief Executive Officer


DATE:  August 12, 1999              /s/ Michael Fitzpatrick
                                   -----------------------------------
                                   Michael Fitzpatrick
                                   Executive Vice President and
                                   Chief Financial Officer