Form 10-Q
period 1999-09-30
OCEANFIRST FINANCIAL CORP
filed 1999-11-09
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from --------- to ---------

                        Commission file number 0-27428


                          OceanFirst Financial Corp.
     ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     22-3412577
     -----------------------------         -------------------------------------
     (State of other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


     975 Hooper Avenue, Toms River, NJ                         08753
     ----------------------------------    -------------------------------------
     (Address of principal executive                        (Zip Code)
       offices)

     Registrant's telephone number,                      (732) 240-4500
     including area code:                  -------------------------------------


                             Ocean Financial Corp.
  ------------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO _____.
    -----

As of November 5, 1999, there were 13,157,013 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                          OceanFirst Financial Corp.

                              INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION
------     ---------------------
                                                                     PAGE
                                                                     ----
Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            as of September 30, 1999 and December 31, 1998...........   1

            Consolidated Statements of Income for the three and nine
            months ended September 30, 1999 and 1998.................   2

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1999 and 1998.................   3

            Notes to Consolidated Financial Statements...............   5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   7

Item 3.     Quantitative and Qualitative Disclosure about ...........  11
            Market Risk



Part II.    OTHER INFORMATION
-------     -----------------

Item 1.     Legal Proceedings........................................  12

Item 2.     Changes in Securities....................................  12

Item 3.     Default Upon Senior Securities...........................  12

Item 4.     Submission of Matters to a Vote of Security Holders......  12

Item 5.     Other Information........................................  12

Item 6.     Exhibits and Reports on Form 8-K.........................  12


Signatures  .........................................................  13

                           OceanFirst Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)

                                                                                    September 30,            December 31,
                                                                                        1999                     1998
                                                                                    -------------            ------------
                                                                                                  (Unaudited)
ASSETS
------

Cash and due from banks                                                                $    6,614            $   10,295
Investment securities available for sale                                                  118,322               137,405
Federal Home Loan Bank of New York
  stock, at cost                                                                           16,800                16,800
Mortgage-backed securities available for sale                                             364,941               381,840
Loans receivable, net                                                                   1,013,357               941,011
Mortgage loans held for sale                                                                5,157                25,140
Interest and dividends receivable                                                           9,363                 9,820
Real estate owned, net                                                                        402                    43
Premises and equipment, net                                                                13,517                13,947
Other assets                                                                               31,481                25,443
                                                                                       ----------            ----------

      Total assets                                                                     $1,579,954            $1,561,744
                                                                                       ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                               $1,044,877            $1,035,251
Federal Home Loan Bank borrowings                                                          30,000                30,000
Securities sold under agreements to repurchase                                            312,537               282,108
Advances by borrowers for taxes and insurance                                               6,111                 5,096
Other liabilities                                                                          11,714                11,549
                                                                                       ----------            ----------

      Total liabilities                                                                 1,405,239             1,364,004
                                                                                       ----------            ----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                             -                     -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 13,167,013 and 14,629,776 shares outstanding at September 30, 1999 and December 31, 1998,
          respectively                                                                        181                   181
   Additional paid-in capital                                                             178,953               178,309
   Retained earnings-substantially restricted                                             110,900               103,982
   Accumulated other comprehensive loss                                                    (9,203)               (1,226)
   Less:  Unallocated common stock held by
           Employee Stock Ownership Plan                                                  (16,398)              (17,376)
          Unearned Incentive Awards                                                        (4,513)               (5,963)
          Treasury stock, (4,951,235 and 3,488,472 shares
            at September 30, 1999 and December 31, 1998, respectively)                    (85,205)              (60,167)
                                                                                       ----------            ----------

          Total stockholders' equity                                                      174,715               197,740
                                                                                       ----------            ----------

          Total liabilities and stockholders'
            equity                                                                     $1,579,954            $1,561,744
                                                                                       ==========            ==========

See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                   For the three months  For the nine months
                                                                   ended September 30,   ended September 30,
                                                                   --------------------  -------------------
                                                                     1999       1998       1999       1998
                                                                   ---------  ---------  ---------  --------
                                                                       (Unaudited)           (Unaudited)
Interest income:
  Loans                                                              $18,913    $17,048    $55,258   $49,465
  Mortgage-backed securities                                           5,974      5,853     17,728    19,185
  Investment securities and other                                      2,224      3,593      6,718    10,290
                                                                     -------    -------    -------   -------
      Total interest income                                           27,111     26,494     79,704    78,940
                                                                     -------    -------    -------   -------

Interest expense:
  Deposits                                                            10,240     11,248     30,646    32,923
  Borrowed funds                                                       4,534      4,412     12,970    13,194
                                                                     -------    -------    -------   -------
      Total interest expense                                          14,774     15,660     43,616    46,117
                                                                     -------    -------    -------   -------

      Net interest income                                             12,337     10,834     36,088    32,823

Provision for loan losses                                                225        225        675       675
                                                                     -------    -------    -------   -------

      Net interest income after provision for loan losses             12,112     10,609     35,413    32,148
                                                                     -------    -------    -------   -------

Other income:
  Fees and service charges                                               919        622      2,586     1,663
  Net gain on sales of loans and securities available for sale            35         53        502       221
  Net income from other real estate operations                            69         20        145       160
  Other                                                                  241        181        629       506
                                                                     -------    -------    -------   -------
      Total other income                                               1,264        876      3,862     2,550
                                                                     -------    -------    -------   -------

Operating expenses:
  Compensation and employee benefits                                   3,869      3,710     11,247    10,994
  Occupancy                                                              564        490      1,557     1,408
  Equipment                                                              326        343        991     1,011
  Marketing                                                              431        301      1,254     1,053
  Federal deposit insurance                                              208        217        642       651
  Data processing                                                        336        319        989       945
  General and administrative                                           1,101        924      3,397     2,897
                                                                     -------    -------    -------   -------
      Total operating expenses                                         6,835      6,304     20,077    18,959
                                                                     -------    -------    -------   -------

      Income before provision for income taxes                         6,541      5,181     19,198    15,739

Provision for income taxes                                             2,364      1,845      6,895     5,692
                                                                     -------    -------    -------   -------
      Net income                                                     $ 4,177    $ 3,336    $12,303   $10,047
                                                                     =======    =======    =======   =======

Basic earnings per share                                             $   .35    $   .25    $  1.01   $   .74
                                                                     =======    =======    =======   =======

Diluted earnings per share                                           $   .34    $   .25    $   .98   $   .72
                                                                     =======    =======    =======   =======

Average basic shares outstanding                                      11,884     13,202     12,238    13,517
                                                                     =======    =======    =======   =======
Average diluted shares outstanding                                    12,250     13,505     12,501    13,893
                                                                     =======    =======    =======   =======

See accompanying notes to unaudited consolidated financial statements.

                          OceanFirst Financial Corp.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                     For the nine months
                                                                     ended September 30,
                                                                    ----------------------
                                                                       1999        1998
                                                                    ----------  ----------
                                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                                         $ 12,303   $  10,047
                                                                     --------   ---------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                  1,122       1,093
    Amortization of Incentive Awards                                    1,450       1,450
    Amortization of ESOP                                                  978       1,024
    ESOP adjustment                                                       644         826
    Tax Benefit of Stock Plans                                              -         257
    Amortization of servicing asset                                       289         238
    Amortization of deposit premium                                        78           -
    Net premium amortization in excess of discount
         accretion on securities                                          926       2,524
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                      (259)       (380)
    Provision for loan losses                                             675         675
    Net gain on sales of real estate owned                               (220)       (107)
    Net gain on sales of loans and securities available for sale         (502)       (221)
    Proceeds from sales of mortgage loans held for sale                43,619      15,962
    Mortgage loans originated for sale                                (24,228)    (16,132)
    Decrease in interest and dividends receivable                         457         822
    Increase in other assets                                             (577)     (5,866)
    Increase in other liabilities                                         165       6,102
                                                                     --------   ---------
      Total adjustments                                                24,617       8,267
                                                                     --------   ---------
      Net cash provided by operating activities                        36,920      18,314
                                                                     --------   ---------

Cash flows from investing activities:
  Net increase in loans receivable                                    (73,803)   (110,864)
  Purchase of investment securities available for sale                (14,426)   (126,986)
  Purchase of mortgage-backed securities available for sale           (97,251)   (131,172)
  Proceeds from maturities of investment securities
         available for sale                                            30,042     185,160
  Principal payments on mortgage-backed securities
         available for sale                                           103,859     156,243
  Proceeds from sale of investment securities                             121           -
  Purchases of Federal Home Loan Bank of New York stock                     -         (62)
  Proceeds from sales of real estate owned                                902       1,576
  Purchases of premises and equipment                                    (692)     (1,065)
                                                                     --------   ---------
      Net cash used in investing activities                           (51,248)    (27,170)
                                                                     --------   ---------

                                                           Continued

                           OceanFirst Financial Corp.
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                             (dollars in thousands)

                                                              For the nine months
                                                              ended September 30,
                                                             ---------------------
                                                                1999       1998
                                                             ----------  ---------
                                                                  (Unaudited)

Cash flows from financing activities:
  Acquisition of deposits                                     $      -   $ 10,732
  Deposit premium                                                    -     (1,030)
  Increase in deposits                                           9,626     41,026
  Increase in Federal Home Loan Bank borrowings                      -      6,600
  Increase (decrease) in securities sold under agreements
         to repurchase                                          30,429    (12,795)
  Exercise of stock options                                         17          -
  Increase in advances by borrowers for taxes and
         insurance                                               1,015        680
  Dividends paid                                                (5,382)    (4,927)
  Purchase of ESOP shares                                            -     (8,200)
  Purchase of treasury stock                                   (25,058)   (16,717)
                                                              --------   --------
      Net cash provided by financing activities                 10,647     15,369
                                                              --------   --------

      Net (decrease) increase in cash and due from banks        (3,681)     6,513

Cash and due from banks at beginning of period                  10,295      2,225
                                                              --------   --------

Cash and due from banks at end of period                      $  6,614   $  8,738
                                                              ========   ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                $ 43,376   $ 45,691
      Income taxes                                               5,374         20
   Noncash investing activities:
      Transfer of loans receivable to real estate owned          1,041        847
      Mortgage loans securitized into mortgage-backed
         securities                                             37,200     16,082
                                                              ========   ========

See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1. Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the "Company") and its wholly-owned subsidiary, OceanFirst Bank (the "Bank") and its wholly-owned subsidiaries, OceanFirst Realty Inc. and Ocean Investment Services, Inc. Effective September 13, 1999 OceanFirst Financial Corp. and OceanFirst Bank became the new name for Ocean Financial Corp. and Ocean Federal Savings Bank.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for all of 1999.

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

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

                                                               Three months ended    Nine months ended
                                                                 September 30,         September 30,
                                                              --------------------  -------------------
                                                                1999       1998       1999       1998
                                                              ---------  ---------  ---------  --------
     Weighted average shares issued net of Treasury shares      13,594     15,172     13,994    15,322
     Less:  Unallocated ESOP shares                             (1,292)    (1,424)    (1,325)   (1,243)
            Unallocated incentive award shares                    (418)      (546)      (431)     (562)
                                                                ------     ------     ------   -------
     Average basic shares outstanding                           11,884     13,202     12,238    13,517
     Add:  Effect of dilutive securities:
           Stock options                                           228        166        132       222
           Incentive awards                                        138        137        131       154
                                                                ------     ------     ------   -------
     Average diluted shares outstanding                         12,250     13,505     12,501    13,893
                                                                ======     ======     ======   =======

Note 3.  Comprehensive Income
-----------------------------

For the three month periods ended September 30, 1999 and 1998 total comprehensive income (loss), representing net income plus or minus items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale amounted to $64,000 and $(161,000), respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive income amounted to $4,326,000 and $7,330,000, respectively.

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

Note 5. Loans Receivable, Net
-----------------------------

Loans receivable, net at September 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                               September 30, 1999   December 31, 1998
                                               -------------------  ------------------
Real estate:
     One- to four-family                               $  898,952          $  869,769
     Commercial real estate, multi-
      family and land                                      55,666              42,008
     Construction                                           7,929               6,108
Consumer                                                   54,212              51,785
Commercial                                                 13,065               6,483
                                                       ----------          ----------
          Total loans                                   1,029,824             976,153

     Loans in process                                      (3,046)             (1,996)
     Deferred fees                                           (220)               (608)
     Unearned premium                                          47                  62
     Allowance for loan losses                             (8,091)             (7,460)
                                                       ----------          ----------
          Total loans, net                              1,018,514             966,151

Less: mortgage loans held for sale                          5,157              25,140
                                                       ----------          ----------
          Loans receivable, net                        $1,013,357          $  941,011
                                                       ==========          ==========

Note 6. Deposits
----------------

The major types of deposits at September 30, 1999 and December 31, 1998 were as follows (in thousands):

                                               September 30, 1999   December 31, 1998
                                               ------------------   -----------------
Type of Account
---------------
Non-interest bearing                                   $   29,143          $   22,154
NOW                                                       108,627             106,363
Money market deposit                                       78,026              77,690
Savings                                                   176,047             172,036
Time deposits                                             653,034             657,008
                                                       ----------          ----------
                                                       $1,044,877          $1,035,251
                                                       ==========          ==========

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at September 30, 1999 were $1.580 billion, an increase of $18.2 million from $1.562 billion at December 31, 1998.

Loans receivable, net, increased by $72.3 million, or 7.7%, to a balance of $1.013 billion at September 30, 1999, compared to a balance of $941.0 million at December 31, 1998. The increase was largely attributable to strong residential loan growth (including mortgage refinance activity) in the Bank's market area, as well as commercial lending (including commercial real estate) initiatives which accounted for $20.2 million of this growth. During the first nine months of 1999 the Bank sold $44.1 million of 30-year fixed-rate mortgage loans, $25.1 million of which were held for sale at December 31, 1998. At September 30, 1999, the Bank has designated $5.2 million of 30-year fixed-rate mortgage loans as held for sale. The Bank periodically sells these loans as part of the management of interest rate risk.

Securities sold under agreements to repurchase increased by $30.4 million to a balance of $312.5 million at September 30, 1999, compared to a balance of $282.1 million at December 31, 1998. The borrowings were used to fund loan growth and the Company's common stock repurchase programs.

Stockholder's equity at September 30, 1999 was $174.7 million, compared to $197.7 million at December 31, 1998. The Company repurchased 1,463,971 shares of common stock during the first nine months of 1999 for $25.0 million, completing the 5% repurchase program announced in November 1998 and part of the 10% repurchase program announced in July 1999. At September 30, 1999, 546,090 shares remained to be purchased under the July 1999 repurchase program.

Results of Operations

General

Net income increased to $4.2 million for the three months ended September 30, 1999 as compared to net income of $3.3 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999 net income increased to $12.3 million from $10.0 million for the nine months ended September 30, 1998.

Interest Income

Interest income for the three months ended September 30, 1999 was $27.1 million, compared to $26.5 million for the three months ended September 30, 1998, an increase of $617,000. For the nine months ended September 30, 1999 interest income was $79.7 million, compared to $78.9 million for the same prior year period. The increases in interest income were due to increases in average interest-earning assets and a change in the mix of average-earning assets towards a higher concentration of loans receivable at the expense of lower yielding investment and mortgage-backed securities. For the three and nine months ended September 30, 1999 loans receivable represented 66.5% and 65.4%, respectively, of average interest-earning assets as compared to 59.2% and 57.4%, respectively, for the same prior year periods. The increase in average interest-earning assets for the nine months ended September 30, 1999 was partly offset by a decline in the yield on average interest-earning assets, which declined to 7.04% on average from 7.14% on average in the same prior year period.

Interest Expense

Interest expense for the three months ended September 30, 1999 was $14.8 million, compared to $15.7 million for the three months ended September 30, 1998, a decrease of $886,000, or 5.7%. For the nine months ended September 30, 1999 interest expense was $43.6 million compared to $46.1 million for the same prior year period, a decrease of $2.5 million or 5.4%. The decreases in interest expense were primarily the result of decreases in the average cost of interest-bearing liabilities which declined to 4.37% and 4.36%, respectively, for the three and nine months ended September 30, 1999, as compared to 4.79% for both of the same prior year periods. The significant decline in funding costs more than offset increases in average interest-bearing deposits which rose by $45.0 million and $48.6 million for the three and nine months ended September 30, 1999, respectively, as compared to the same prior year periods. The Company's focus on lower cost core deposit growth has contributed to the decline in the cost of interest-bearing liabilities, as core deposits represented 37.7% and 37.0%, respectively, of average interest-bearing deposits for the three and nine months ended September 30, 1999, as compared to 34.5% and 34.1%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and nine months ended September 30, 1999, the Company's provision for loan losses was $225,000 and $675,000, respectively, unchanged from the same prior year periods. The Company's non-performing assets declined by $1.9 million at September 30, 1999 as compared to September 30, 1998 allowing for stable provisions despite loan growth.

Other Income

Other income was $1.3 million and $3.9 million for the three and nine months ended September 30, 1999, respectively, compared to $876,000 and $2.6 million, respectively, for the same prior year periods. Fees and service charges increased by $297,000, or 47.8% and $923,000, or 55.5% for the three and nine months ended September 30, 1999, respectively, as compared to the same prior year periods due to fees associated with the growth in commercial account services and retail core account balances as well as the addition of fee income from the sale of alternative investment products, namely mutual funds and annuities, introduced late in the second quarter of 1998. This product category was further expanded in the first quarter of 1999 to include life and long-term care insurance. The total fees relating to the sale of alternative investment products amounted to $166,000 and $455,000 for the three and nine months ended September 30, 1999, respectively, as compared to $40,000 and $42,000, respectively, for the corresponding prior year periods.

For the nine months ended September 30, 1999, the Company sold $44.1 million in 30-year fixed-rate mortgage loans at a gain of $551,000 as compared to the sale of $16.1 million at a gain of $221,000 in the same prior year period.

Operating Expenses

Operating expenses were $6.8 million and $20.1 million for the three and nine months ended September 30, 1999, respectively, compared to $6.3 million and $19.0 million, respectively, for the same prior year periods. The increase for the three months ended September 30, 1999 as compared to the same prior year period was primarily due to marketing and other expenses related to the Bank's branding initiative as well as the operating costs associated with the twelfth branch office opened in September 1999 and expenses associated with readying the Bank's data processing systems for the Year 2000. The increase for the nine months ended September 30, 1999, as compared to the same prior year period was attributable to the above items as well as expenses relating to the introduction of the Company's Trust and Asset Management business line.

Provision for Income Taxes

Income tax expense was $2.4 million and $6.9 million for the three and nine months ended September 30, 1999, respectively, compared to $1.8 million and $5.7 million, respectively, for the three and nine months ended September 30, 1998. The effective tax rate increased slightly to 36.1% for the three months ended September 30, 1999, as compared to 35.6% for the same prior year period while declining slightly to 35.9% for the nine months ended September 30, 1999, as compared to 36.2% for the same prior year period.

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

At September 30, 1999, the Company had $30.0 million of outstanding overnight borrowings from the FHLB, no change from the balance at December 31, 1998. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $312.5 million at September 30, 1999 through securities sold under agreements to repurchase, an increase from $282.1 million at December 31, 1998. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the nine months ended September 30, 1999, were primarily provided by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities, borrowings through securities sold under agreements to repurchase and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, purchases of investment and mortgage-backed securities and the purchase of treasury stock. For the nine months ended September 30, 1998, the cash needs of the Company were primarily satisfied by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits including a deposit acquisition. The cash provided was principally used for the purchase of investment and mortgage-backed securities, the origination of loans and the purchase of treasury stock.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of September 30, 1999 and December 31, 1998, the Bank's liquidity ratios were 9.8% and 12.5%, respectively, both in excess of the minimum regulatory requirement.

At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with tangible capital of $157.0 million, or 9.92%, of total adjusted assets, which is above the required level of $23.7 million or 1.5%; core capital of $157.0 million or 9.92% of total adjusted assets, which is above the required level of $47.4 million, or 3.0%; and risk-based capital of $164.9 million, or 20.4% of risk-weighted assets, which is above the required level of $64.5 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at September 30, 1999 or December 31, 1998. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                               September 30,   December 31,
                                                    1999           1998
                                               --------------  -------------
                                                  (dollars in thousands)
Non-accrual loans:
     Real estate:
          One-to four-family                         $ 3,456        $ 4,605
          Commercial real estate,
           multi-family and land                         362            574
     Consumer                                            212            245
     Commercial loans                                     37              -
                                                     -------        -------
          Total                                        4,067          5,424
REO, net                                                 402             43
                                                     -------        -------
          Total non-performing assets                $ 4,469        $ 5,467
                                                     =======        =======

Non-performing loans as a percent of total
     loans receivable                                    .39%           .56%
Non-performing assets as a percent of total
     assets                                              .28%           .35%
Allowance for loan losses as a percent of
     total loans receivable                              .79%           .76%
Allowance for loan losses as percent of
     total non-performing loans                       198.94%        137.54%

Impact of Year 2000

Beginning in April 1997 the Company formally began to address the Year 2000 issue. A project plan was constructed to follow the guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC). The guidelines mandate that the Year 2000 project address five specific phases: awareness, assessment, renovation, validation(testing), and implementation. The Company has completed all five phases of the project thereby meeting all regulatory guidelines.

The Company continues to work closely with its data processing agent and the primary provider of mission critical systems, BISYS Incorporated. Testing of all BISYS functions has been successfully completed and reviewed by an independent third-party. The Company continues to revalidate BISYS systems and hardware and will closely monitor BISYS' progress in insuring their systems function correctly into the Year 2000. All other primary service providers have completed reprogramming and testing of their mission critical systems and the Company has validated those test results. The Company will continue to solicit information from all of its vendors to monitor possible changes in their Year 2000 preparations and readiness.

The focus of the Year 2000 project for the remainder of 1999 will be directed towards customer awareness, contingency planning, and liquidity planning. The extensive customer outreach program which the Company has initiated will continue through the remainder of the year. The outreach program provides the Company with the ability to disseminate pertinent Year 2000 information through the use of awareness seminars, civic organization presentations, Y2K hotline updates, Internet web site updates, newspaper advertising and direct mail communications to Bank customers. The Company's contingency programs will continue to be reviewed and tested during the remaining months of the year. Liquidity plans have been completed to ensure that the Company will have access to necessary funds to meet customer's needs. These plans will be implemented during the months of October through December.

The Company continues to monitor potential credit risk associated with Year 2000. Significant borrowers in the Residential and Commercial Loan portfolios have been assessed to determine an appropriate risk rating. On an ongoing basis, the Company will monitor the progress of these borrowers towards Year 2000 compliance.

Expenses related to the Company's Year 2000 effort for the nine months ended September 30, 1999 totaled $360,000. These expenses consist of $229,000 in costs associated with the renovation of software, hardware and consulting charges and $131,000 representing an estimate of the direct cost for compensation and fringe benefits of internal employees working on the Year 2000 project. The Bank expects to complete the Y2K program within the allocated 1999 budget of $400,000 to $600,000, including $175,000 to $225,000 for the direct cost of internal employees. Estimated expenses and completion dates associated with this project are based upon all known facts and available resources. The Company expects that the represented estimates will not change materially, but there can be no guarantee that the estimates will be achieved. Factors that may influence changes in estimates include, but are not limited to, expenses associated with obtaining qualified personnel, ability to correctly identify and renovate all functions related to the Year 2000 and other similar items.

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

The above communication is a Year 2000 Readiness Disclosure as defined in the Year 2000 Information and Readiness Act.

Impact of Pending Legislation

Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have the authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at September 30, 1999 was negative 13.5% as compared to negative 10.6% at December 31, 1998. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of September 30, 1999 and December 31, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 1998.

At September 30, 1999, the generally higher interest rates in effect for fixed rate mortgage loans reduced prepayment activity in the Company's loans receivable and mortgage-backed securities portfolios, effectively extending the average lives of the loans and securities.

                                September 30, 1999                                           December 31, 1998
              ------------------------------------------------------  --------------------------------------------------------

                   Net Portfolio Value         Net Interest Income        Net Portfolio Value          Net Interest Income
--------------------------------------------------------------------  --------------------------   ---------------------------
 Change in
 Interest
 Rates in
 Basis Points                          NPV                                                  NPV
 (Rate Shock)     Amount   % Change   Ratio     Amount   % Change      Amount   % Change   Ratio      Amount    % Change
--------------------------------------------   ---------------------  ----------------------------- --------------------------
(dollars in
 thousands)
300              $119,862     (44.0)%   8.4%    $44,750     (11.0)%   $170,890     (30.1)%  11.8%     $43,131      (10.6)%
200               158,932     (25.8)   10.8      47,160      (6.3)     202,431     (17.2)   13.5       45,347       (6.0)
100               189,779     (11.4)   12.4      49,081      (2.4)     225,510      (7.8)   14.7       46,979       (2.7)
Static            214,129         -    13.6      50,304         -      244,538         -    15.5       48,260          -
(100)             232,848       8.7    14.5      51,131       1.6      256,618       4.9    15.9       49,023        1.6
(200)             243,137      13.5    14.8      51,235       1.9      261,974       7.1    15.9       49,392        2.3
(300)             249,203      16.4    14.9      50,656        .7      264,595       8.2    15.9       49,336        2.2

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

            Not Applicable

Item 5.  Other Information
         -----------------

            Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            a)  Exhibits:

                3.1  Certificate of Incorporation of OceanFirst Financial Corp.*

                3.2  Bylaws of OceanFirst Financial Corp.*

                4.0  Stock Certificate of OceanFirst Financial Corp.*

                27   Financial Data Schedule (filed herewith)

            b) There were no reports on Form 8-K filed during the three months ended September 30, 1999

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

                                    OceanFirst Financial Corp.
                                    --------------------------------------------
                                    Registrant


DATE:  November 9, 1999              /s/ John R. Garbarino
                                    ------------------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  November 9, 1999              /s/ Michael Fitzpatrick
                                    ------------------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer