Form 10-K405
period 1999-12-31
OCEANFIRST FINANCIAL CORP
filed 2000-03-27
CIK 1004702

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended December 31, 1999
                         Commission File No.: 0-27428

                          OceanFirst Financial Corp.
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
                                             ----    ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $176,646,292, based upon the last sales price as quoted on The Nasdaq Stock Market for March 20, 2000.

         The number of shares of Common Stock outstanding as of March 20, 2000 is 12,088,657.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The Annual Report to Stockholders for the year ended December 31, 1999, is incorporated by reference into Part II of this Form 10-K.

         The Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                                                              PAGE
                                                    PART I
Item 1.      Business....................................................................................      1
Item 2.      Properties..................................................................................     30
Item 3.      Legal Proceedings...........................................................................     31
Item 4.      Submission of Matters to a Vote of Security Holders.........................................     31

                                                    PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................................................     31
Item 6.      Selected Financial Data.....................................................................     31
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................................................     32
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................     32
Item 8.      Financial Statements and Supplementary Data.................................................     32
Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................................................     32

                                                    PART III
Item 10      Directors and Executive Officers of the Registrant..........................................     32
Item 11      Executive Compensation......................................................................     32
Item 12      Security Ownership of Certain Beneficial Owners
             and Management..............................................................................     32
Item 13      Certain Relationships and Related Transactions..............................................     32

                                                    PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.................................................................................     33

SIGNATURES

                                    PART I

Item 1.  Business
-----------------

General

OceanFirst Financial Corp.(formerly Ocean Financial Corp.) (the "Company") was organized by the Board of Directors of OceanFirst Bank (formerly Ocean Federal Savings Bank) (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form, which was completed on July 2, 1996. At December 31, 1999, the Company had consolidated total assets of $1.6 billion and total equity of $167.5 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a federally chartered mutual savings bank in 1989. The Bank's principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans within its market area. To a significantly lesser extent, the Bank invests in commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, and other investments permitted by applicable law and regulations. The Bank may periodically sell newly originated 30-year, fixed-rate mortgage loans to the secondary market. Loan sales come from loans held in the Bank's portfolio designated as being held for sale or originated during the period and being so designated. The Bank retains all of the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products and from the sale of alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank ("FHLB") advances and other borrowings and to a lesser extent, investment maturities and proceeds from the sale of loans.

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

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and twelve additional branch offices, ten of which are located in Ocean County and with one branch each located in Middlesex and Monmouth Counties, New Jersey. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Ocean County and Southern Monmouth County.

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

Lending Activities

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of
--------------------------
conventional first mortgage loans secured by one- to four-family residences. At December 31, 1999, the Bank had total loans outstanding of $1.054 billion, of which $917.5 million or 87.04% of total loans, were one- to four-family, residential mortgage loans. The remainder of the portfolio consisted of $57.1 million of commercial real estate, multi-family and land loans, or 5.42% of total loans; $7.8 million of real estate construction loans, or .74% of total loans; $56.0 million of consumer loans, primarily home equity loans and lines of credit, equaling 5.32% of total loans; and $15.6 million of commercial loans, or 1.48% of total loans. The Bank had no loans held for sale at December 31, 1999. At that same date, 44.61% of the Bank's total loans had adjustable interest rates.

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

                                                                              At December 31,
                                   ------------------------------------------------------------------------------------------------
                                             1999             1998               1997                1996                1995
                                   ------------------  ------------------  ------------------  ------------------  ----------------
                                             Percent             Percent             Percent             Percent            Percent
                                   Amount    of Total   Amount   of Total  Amount    of Total  Amount    of Total  Amount  of Total
                                   -------  ---------  --------  --------  -------  ---------  -------  ---------  ------  --------
                                                                       (Dollars in thousands)
Real estate:
  One- to four-family............  $  917,481   87.04%  $869,769   89.10%  $711,548   89.57%  $628,525    91.05%  $575,010   92.01%
  Commercial real estate,
    multi-family and land........      57,142    5.42     42,008    4.30     25,699    3.24     15,634     2.26     14,939    2.39
  Construction...................       7,791     .74      6,108     .63      8,748    1.10      9,287     1.35      8,153    1.30
Consumer (1).....................      56,040    5.32     51,785    5.31     45,417    5.72     36,860     5.34     26,867    4.30
Commercial loans.................      15,569    1.48      6,483     .66      2,904     .37          -        -          -       -
                                    ---------  ------   --------  ------   -------- -------   --------   ------   --------  ------
      Total loans................   1,054,023  100.00%   976,153  100.00%   794,316  100.00%   690,306   100.00%   624,969  100.00%
                                               =======            =======            =======             =======            =======
Less:
  Undisbursed loan funds.........       2,790              1,996              2,867              3,517               2,687
  Unamortized (premium) discount
    net                                   (43)               (62)                 9                 11                  12
  Deferred loan fees.............          78                608              1,133              1,302               1,679
  Allowance for loan losses......       8,223              7,460              6,612              6,021               6,001
                                    ---------           --------           --------           --------            --------
      Total loans, net...........   1,042,975            966,151            783,695            679,455             614,590
Less:
  Mortgage loans held for sale...           -             25,140                  -                727               1,894
                                    ---------           --------           --------           --------            --------
    Loans receivable, net........  $1,042,975           $941,011           $783,695           $678,728            $612,696
                                   ==========           ========           ========           ========            ========

Total loans:
  Adjustable rate................  $  470,238   44.61%  $458,809   47.00%  $475,533   59.87%  $437,706    63.41%  $405,485   64.88%

  Fixed rate.....................     583,785   55.39    517,344   53.00    318,783   40.13    252,600    36.59    219,484   35.12
                                    ---------  ------   --------  ------   -------- -------   --------   ------   --------  ------
                                   $1,054,023  100.00%  $976,153  100.00%  $794,316  100.00%  $690,306   100.00%  $624,969  100.00%
                                   ==========  ======   ========  =======  ========  ======   ========   =======  ========  ======

-------------------------
(1) Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity. The following table shows the contractual maturity of the Bank's
-------------
total loans at December 31, 1999. There were no loans held for sale at December 31, 1999. The table does not include principal repayments. Principal repayments, including prepayments, on total loans was $185.7 million, $182.2 million and $120.9 million for the years ended December 31, 1999, 1998, and 1997, respectively.

                                                                                              At December 31, 1999
                                                                -------------------------------------------------------
                                                                                    Commercial
                                                                One- to             real estate,
                                                                Four-               multi-family
                                                                Family              and land             Construction
                                                                ------------------  -------------------- ---------------
                                                                                                     (In thousands)
    One year or less...........................................      $  28,121            $  5,965               $7,791
                                                                     ---------            --------               ------
    After one year:
       More than one year to three years.......................         62,568               8,743                    -
       More than three years to five years.....................         64,320              14,432                    -
       More than five years to 10 years........................        168,012              18,621                    -
       More than 10 years to 20 years..........................        300,582               5,354                    -


       More than 20 years......................................        293,878               4,027                    -
                                                                     ---------            --------               ------

       Total due after December 31, 2000.......................        889,360              51,177                    -
                                                                     ---------            --------               ------

       Total amount due........................................      $ 917,481            $ 57,142               $7,791
                                                                     =========            ========               ======
          Less:
              Undisbursed loan funds...........................
              Unamortized premium, net.........................


              Deferred loan fees...............................
              Allowance for loan losses........................

       Total loans, net........................................

    Less:  Mortgage loans held for sale........................


    Loans receivable, net......................................

                                                                 -------------------------------------------------
                                                                                                     Total
                                                                                 Commercial          Loans
                                                                 Consumer        Loans               Receivable
                                                                 --------------  -----------------   -------------
    One year or less...........................................        $  6,348        $  6,799       $     55,024
                                                                       --------        --------       ------------
    After one year:
       More than one year to three years.......................          11,087           2,854             85,252
       More than three years to five years.....................           9,937           4,775             93,464
       More than five years to 10 years........................          17,374           1,141            205,148
       More than 10 years to 20 years..........................          11,294               -            317,230
       More than 20 years......................................               -               -            297,905
                                                                       --------        --------       ------------

       Total due after December 31, 2000.......................          49,692           8,770            998,999
                                                                       --------        --------       ------------

       Total amount due........................................        $ 56,040        $ 15,569          1,054,023
                                                                       ========        ========
          Less:
              Undisbursed loan funds...........................                                              2,790
              Unamortized premium, net.........................                                                (43)
              Deferred loan fees...............................                                                 78
              Allowance for loan losses........................                                              8,223
                                                                                                      ------------
       Total loans, net........................................                                          1,042,975

    Less:  Mortgage loans held for sale........................                                                  -
                                                                                                      ------------

    Loans receivable, net......................................                                       $  1,042,975
                                                                                                      ============

The following table sets forth at December 31, 1999, the dollar amount of total loans receivable contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                    Due After December 31, 2000
                                                          --------------------------------------------------
                                                           Fixed           Adjustable             Total
                                                           -----           ----------             -----
                                                                         (In thousands)
Real estate loans:
     One- to four-family....................                 $512,743          $376,617            $889,360
     Commercial real estate,
        multi-family and land...............                   23,739            27,438              51,177
Consumer....................................                   24,834            24,858              49,692
Commercial loans............................                    4,487             4,283               8,770
                                                             --------          --------            --------
       Total loans receivable...............                 $565,803          $433,196            $998,999
                                                             ========          ========            ========

Origination, Sale, Servicing and Purchase of Loans. The Bank's residential
---------------------------------------------------
mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank's branch offices. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank may periodically sell part of the 30-year, fixed-rate mortgage loans that it originates and retain for portfolio ARM loans and shorter term fixed-rate loans with maturities of 15 years or less. The Bank retains all servicing of the loans sold. See "- Loan Servicing." At December 31, 1999 there were no loans categorized as held for sale. In the past, the Bank has also originated loans through commitments negotiated with correspondent mortgage origination firms.

The following table sets forth the Bank's loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.

                                                                        For the Year December 31,
                                                              ------------------------------------------------------
                                                                1999                   1998              1997
                                                              --------               --------          --------
                                                                                    (In thousands)
Total loans:
Beginning balance................................               $   976,153             $  794,316    $ 690,306
                                                                -----------             ----------    ---------
     Loans originated:
         One- to four-family.....................                   240,873                287,842      182,519
         Commercial real estate,
             multi-family and land...............                    28,130                 27,354       16,709
         Construction............................                     6,552                  4,826        4,743
         Consumer................................                    28,516                 28,203       22,982
         Commercial..............................                     9,780                  3,981        3,177
                                                                -----------             ----------    ---------
               Total loans originated............                   313,851                352,206      230,130
                                                                -----------             ----------    ---------
     Loans purchased                                                      -                 29,207            -
                                                                -----------             ----------    ---------

               Total.............................                 1,290,004              1,175,729      920,436
Less:
     Principal repayments........................                   185,695                182,170      120,905
     Sales of loans..............................                    49,177                 16,414        2,752
     Transfer to REO.............................                     1,109                    992        2,463
                                                                -----------             ----------    ---------
               Total loans.......................               $ 1,054,023             $  976,153    $ 794,316
                                                                ===========             ==========    =========

One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and
------------------------------------
adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to 30 years. Substantially all of such loans are secured by property located in the Bank's primary market area. Loan originations are generally obtained from commissioned loan representatives and their contacts with the local real estate industry, members of the local communities and the Bank's existing or past customers.

At December 31, 1999, the Bank's total loans outstanding were $1.054 billion, of which $917.5 million, or 87.04%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent, the Bank also makes mortgage loans secured by seasonal second homes. The average size of the Bank's one- to four-family mortgage loan was approximately $94,000 at December 31, 1999. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years. The Bank's ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.25% above the index. The Bank also offers three-, five-,and seven -year ARM loans which operate as fixed-rate loans for three, five, or seven years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.25% above the one-year U.S. Treasury constant maturity yield.

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

The Bank's fixed-rate mortgage loans currently are made for terms from 10 to 30 years. At December 31, 1999, the Bank had commitments for the origination of fixed-rate mortgage loans totaling $17.4 million. The normal terms for such commitments provide for a maximum of 90 days rate lock upon receipt of a 1.0% fee charged on the mortgage amount. The Bank may periodically sell part of the 30-year, fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans with maturities of 15 years or less, and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of REO, loans to officers, directors or employees of the Bank and "jumbo", non-conforming loans as determined by applicable FNMA and FHLMC guidelines. The Bank may retain all or most of its longer term fixed rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of 30-year fixed-rate mortgage loans may increase the level of interest rate risk carried by the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

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

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates
-----------------------------------------------------
commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty five years with fixed or adjustable rates which are indexed to a margin above the one-, three-, or five-year U.S. Treasury constant maturity yield. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. Generally, properties securing a loan are appraised by an independent appraiser and title insurance is required on all first mortgage loans. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank's commercial real estate loan portfolio at December 31, 1999 was $52.0 million, or 4.94% of total loans. The largest commercial real estate loan in the Bank's portfolio at December 31, 1999 was a performing loan for which the Bank had an outstanding carrying balance of $2.5 million, which was secured by a first mortgage on an owner-occupied 38,000 square foot commercial building. The average size of the Bank's commercial real estate loans at December 31, 1999 was approximately $314,000.

The Bank originates multi-family mortgage loans generally secured by buildings with five or more housing units located in the Bank's primary market area. As a result of market conditions in its primary market area, the Bank currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio; and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family adjustable-rate mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property to a maximum amount of generally $4 million. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Bank's multi-family loan portfolio at December 31, 1999, totaled $5.1 million. The Bank's largest multi-family loan at December 31, 1999, had an outstanding balance of $2.1 million and was secured by a 125-unit affordable-housing apartment complex located in Toms River, New Jersey. To a significantly lesser extent, the Bank also originates land loans, although no such loans were outstanding at December 31, 1999.

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

Construction Lending. At December 31, 1999, construction loans totaled $7.8
--------------------
million, or .74%, of the Bank's total loans outstanding. The Bank originates single-family construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank's construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to developers known to the Bank in order to build single-family houses under contract for sale, which loans become due and payable over terms not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally .5% to 1.5% above the prime rate (as published in the Wall Street Journal). The Bank's construction loans increase the interest rate sensitivity of its earning assets. At December 31, 1999, the Bank had 35 construction loans, with the largest loan commitment being approximately $900,000. At December 31, 1999, all of the Bank's construction lending portfolio consisted of loans secured by property located in the State of New Jersey, for the purpose of constructing one- to four-family homes. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land and the building. The terms to maturity of the Bank's construction/permanent loans are similar to the Bank's other one- to four-family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans. The Bank also offers consumer loans. At December 31, 1999, the
--------------
Bank's consumer loans totaled $56.0 million, or 5.32% of the Bank's total loan portfolio. Of that amount, home equity loans comprised $31.6 million, or 56.4%; home equity lines of credit comprised $21.8 million, or 38.9%; loans on savings accounts totaled $928,000, or 1.7%; and automobile, student and overdraft line of credit loans totaled $1.7 million, or 3.0%.

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

Commercial Lending. At December 31, 1999, commercial loans totaled $15.6
------------------
million, or 1.48% of the Bank's total loans outstanding. During 1996, a Commercial Lending group was established within the Bank. The group's primary function is to service the business communities' banking and financing needs in the Bank's primary market area. The Commercial Lending group originates both commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) and commercial mortgage loans (including acquisition, construction, expansion and refinancing of owner occupied and investment properties). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

A well-defined credit policy has been approved by the Bank's Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength, and close management and Board monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower's ability to remain financially able to repay the loan out of ongoing operations. If the Bank's estimate of the borrower's financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank's largest commercial loan at December 31, 1999 had an outstanding balance of $2.5 million and was secured by corporate assets. The average size of the Bank's commercial loans at December 31, 1999 was approximately $75,000.

Loan Approval Procedures and Authority. The Board of Directors establishes the
--------------------------------------
loan approval policies of the Bank. The Board of Directors has authorized the approval of loans secured by real estate up to $2.0 million and unsecured loans up to $1.0 million by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees' signatures are required to approve residential loans over $240,000. Loans secured by real estate in amounts over $2.0 million and unsecured loans over $1.0 million require approval by the Loan Committee of the Board of Directors. Loans in excess of $4.0 million require approval by the Board of Directors. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank's unimpaired capital, which at December 31, 1999 amounted to $21.2 million. At December 31, 1999, the Bank's maximum loan exposure to a single borrower was $8.0 million.

Loan Servicing. Loan servicing includes collecting and remitting loan payments,
--------------
accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 1999, the Bank was servicing $159.6 million of loans for others. For the years ended December 31, 1999, 1998 and 1997, loan servicing fees totaled $403,000, $105,000 and $529,000, respectively.

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

The Bank's Internal Asset Classification Committee, which is chaired by an officer who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations. At December 31, 1999, the Bank had $4.4 million of assets, including all REO, classified as Substandard, $201,000 of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as "Special Mention" assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention." Special Mention assets totaled $1.6 million at December 31, 1999, and consisted primarily of loans secured by single-family, owner-occupied residences. These loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. At December 31, 1999, the largest loan classified as Special Mention had a balance of $160,000 and the largest loan classified as Substandard had a balance of $908,000. The $908,000 represented the total due from a commercial relationship consisting of a commercial line of credit for $300,000 and a commercial real estate loan for $608,000. Both loans were current as to principal and interest at December 31, 1999, but were classified as substandard due to the borrower's experience with declining sales. The loans are secured by commercial real estate and all corporate assets. The second largest loan classified as substandard had a balance of $235,000.

Non-Accrual Loans and REO
-------------------------

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans and 7 REO properties at December 31, 1999. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $52,000, $270,000, $278,000, $345,000 and $428,000.

                                                                           December 31,
                                                  -----------------------------------------------------------------
                                                     1999          1998         1997        1996        1995
                                                     ----          ----        -----        ----        ----
                                                                        (Dollars in Thousands)
Non-accrual loans:
  Real estate:
       One- to four-family......................      $ 2,401       $  4,605   $ 5,062     $ 7,148     $  8,296
       Commercial real estate,
        multi-family and land...................          362            574       382         122          154
       Construction.............................            -              -         -         314            -
  Consumer......................................          222            245       110         113          221
                                                      -------       --------   -------     -------     --------
         Total..................................        2,985          5,424     5,554       7,697        8,671
REO, net(1).....................................          292             43     1,198       1,555        1,367
                                                      -------       --------   -------     -------     --------

    Total non-performing assets.................      $ 3,277       $  5,467   $ 6,752     $ 9,252     $ 10,038
                                                      =======       ========   =======     =======     ========

    Allowance for loan losses as a
     percent of total loans receivable (2)......          .78%           .76%      .83%        .88%         .97%

    Allowance for loan losses as a percent
     of total non-performing loans (3)..........       275.48         137.54    119.03       78.23        69.21

    Non-performing loans as a percent of
     total loans receivable(2)(3)...............          .28            .56       .70        1.12         1.40

    Non-performing assets
     as a percent of total assets(3)............          .21            .35       .45         .71          .97

_________________
(1)  REO balances are shown net of related loss allowances.
(2) Total loans includes loans receivable and mortgage loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Allowance for Loan Losses. The allowance for loan losses is established through
-------------------------
a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan. Additions to the allowance are charged to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. As of December 31, 1999 and 1998, the Bank's allowance for loan losses was .78% and .76%, respectively, of total loans. The Bank had non-accrual loans of $3.0 million and $5.4 million at December 31, 1999 and

1998, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank's allowance for estimated loan losses for the periods set forth in the table.

                                                                               At or for the Year  Ended
                                                              ------------------------------------------------------------------

                                                                1999            1998            1997         1996         1995
                                                              --------        --------        --------      -------      -------
                                                                                        (Dollars in thousands)
   Balance at beginning of year..........................     $  7,460        $  6,612        $  6,021      $ 6,001      $ 5,608
                                                              --------        --------        --------      -------      -------
   Charge-offs:
       Real Estate:
          One- to four-family............................          114              63             328          599          510

          Commercial real estate,
              multi-family and land......................           58               -               -           30           28

          Construction...................................            -               -               -            -            -


       Consumer..........................................           37               2               9           63           30

       Commercial........................................           32               -               -            -            -
                                                              --------        --------        --------      -------      -------

             Total.......................................          241              65             337          692          568

   Recoveries............................................          104              13              28           12           11
                                                              --------        --------        --------      -------      -------

          Net charge-offs................................          137              52             309          680          557
                                                              --------        --------        --------      -------      -------

   Provision for loan losses.............................          900             900             900          700          950
                                                              --------        --------        --------      -------      -------

   Balance at end of year................................     $  8,223        $  7,460        $  6,612      $ 6,021      $ 6,001
                                                              ========        ========        ========      =======      =======

   Ratio of net charge-offs during the year
     to average net loans outstanding during
     the year............................................          .01%            .01%            .05%         .11%         .09%
                                                              ========        ========        ========      =======      =======

The following table sets forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

                                                                   At December 31,
                     --------------------------------------------------------------------------------------------------------------
                                  1999                                  1998                                    1997
                     --------------------------------------------------------------------------------------------------------------
                                            Percent                                Percent                                 Percent
                                            of Loans                               of Loans                                of Loans
                               Percent of   in Each                   Percent of   in Each                    Percent of   in Each
                               Allowance    Category                  Allowance    Category                   Allowance    Category
                               to Total     to Total                  to Total     to Total                   to Total     to Total
                     Amount    Allowance    Loans           Amount    Loans        Loans            Amount    Loans        Loans
                     --------------------------------------------------------------------------------------------------------------
One- to
 four-family         $2,577        31.34%       87.04%      $2,824        37.86%      89.10%        $2,485        37.58%     89.57%

Commercial real
  estate, multi-
  family and land     1,352        16.44         5.42          993        13.30        4.30            591         8.94       3.24

Construction             38          .46          .74           31          .42         .63             44          .67       1.10

Consumer                543         6.60         5.32          505         6.77        5.31            471         7.12       5.72

Commercial              622         7.57         1.48          220         2.95         .66             58          .88        .37

Unallocated           3,091        37.59            -        2,887        38.70           -          2,963        44.81          -
                     ------      -------      -------       ------      -------     -------         ------      -------    -------
Total                $8,223       100.00%      100.00%      $7,460       100.00%     100.00%        $6,612       100.00%    100.00%
                     ======      =======      =======       ======      =======     =======         ======      =======    =======

                                                 At December 31,
                     ----------------------------------------------------------------------
                                  1996                                  1995
                     ----------------------------------------------------------------------
                                            Percent                                Percent
                                            of Loans                               of Loans
                               Percent of   in Each                   Percent of   in Each
                               Allowance    Category                  Allowance    Category
                               to Total     to Total                  to Total     to Total
                     Amount    Loans        Loans           Amount    Loans        Loans
                     ----------------------------------------------------------------------
One- to
 four-family         $2,659        44.16%       91.05%      $2,790        46.49%      92.01%

Commercial real
  estate, multi-
  family and land       330         5.48         2.26          556         9.27        2.39

Construction             75         1.25         1.35           41          .68        1.30

Consumer                324         5.38         5.34          273         4.55        4.30

Commercial                -            -            -            -            -           -

Unallocated           2,633        43.73            -        2,341        39.01           -
                     ------      -------      -------       ------      -------     -------
Total                $6,021       100.00%      100.00%      $6,001       100.00%     100.00%
                     ======      =======      =======       ======      =======     =======

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision - Federal Savings Institution Regulation - Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

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

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders' equity. At December 31, 1999, all of the Bank's investment and mortgage-backed securities were classified as available for sale.

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

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. At December 31, 1999, mortgage-backed securities totaled $346.2 million, or 21.8% of total assets, including $193.3 million in collateralized mortgage obligations, all of which were classified as available for sale. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, GNMA and FNMA. At December 31, 1999, the mortgage-backed securities portfolio had a weighted average interest rate of 6.54%.

The Bank also purchases short-term, straight sequential or planned amortization class collateralized mortgage obligations ("CMOs"). CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The Bank invests in U.S. Government and agency-backed CMOs and privately issued CMOs, all of which have agency-backed collateral. Prior to purchasing mortgage-backed securities, each security is tested for Federal Financial Institutions Examination Council ("FFIEC") qualification. Generally, the Bank will only purchase mortgage-backed securities which pass the FFIEC test.

CMOs issued by FHLMC, FNMA, GNMA and private interests amounted to $53,518,000, $13,064,000, $8,901,000 and $117,794,000, respectively, at December 31, 1999 and
$15,705,000, $9,699,000, $0 and $111,763,000, respectively, at December 31,
1998. The privately issued CMOs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are triple "A" rated by one or more of the nationally recognized securities rating agencies. The privately-issued CMOs are subject to certain credit-related risks normally not associated with U.S. Government Agency CMOs. Among such risks is the limited loss protection generally provided by the various forms of credit enhancements as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the CMO holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect the Company from losses and has, therefore, not provided an allowance for losses on its privately-issued CMOs.

At December 31, 1999 the Bank had outstanding privately-issued CMOs from three issuers, Residential Funding Corp., Countrywide Home Loans, Inc., and PNC Mortgage Securities Corp., each in excess of ten percent of stockholders equity. The aggregate book and market values of these privately-issued CMOs were $48.2 million and $46.8 million, $21.6 million and $20.6 million, and $20.3 million and $19.1 million, respectively, at December 31, 1999.

The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.

                                                                               For the Year
                                                                            Ended December 31,
                                                           -----------------------------------------------------

                                                                 1999              1998              1997
                                                           ----------------- ----------------- -----------------
                                                                              (In thousands)
Beginning balance.........................................      $381,840          $457,148       $395,542

    Mortgage-backed securities
      purchased...........................................        97,251           181,095        248,917

    Less:  Principal repayments ..........................      (120,460)         (204,359)      (164,291)

          Mortgage-backed securities sold.................             -           (48,824)       (19,149)
          Amortization of premium.........................        (1,145)           (3,230)        (3,504)

    Change in net unrealized gain
    (loss) on mortgage-backed
     securities available for sale........................       (11,304)               10           (367)
                                                                --------          --------       --------

Ending balance............................................      $346,182          $381,840       $457,148
                                                                ========          ========       ========

The following table sets forth certain information regarding the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                  At December 31,
                             -------------------------------------------------------------------------------------------
                                         1999                           1998                           1997
                             -----------------------------  -----------------------------  -----------------------------
                               Amortized        Market        Amortized        Market        Amortized        Market
                                 Cost           Value           Cost           Value           Cost           Value
                             -------------   ------------   -------------   ------------   -------------   ------------
                                                                   (In thousands)
Mortgage-backed
     securities:
     FHLMC.................     $65,111      $  64,484      $106,762        $107,166       $245,414        $245,559
     FNMA..................      48,424         47,852        74,027          74,434        109,873         109,991
     GNMA..................      41,467         40,569        63,041          63,073         97,714          98,172
     CMOs..................     201,704        193,277       137,230         137,167          3,378           3,426
                                -------        -------       -------         -------       --------       ---------
Total mortgage-backed
     securities............    $356,706       $346,182      $381,060        $381,840       $456,379        $457,148
                               ========       ========      ========        ========       ========        ========

Investment Securities. The following table sets forth certain information
---------------------
regarding the amortized cost and market values of the Bank's investment securities at the dates indicated.


                                                                  At December 31,
                             -------------------------------------------------------------------------------------------
                                         1999                           1998                           1997
                             -----------------------------  -----------------------------  -----------------------------
                               Amortized        Market        Amortized        Market        Amortized        Market
                                 Cost           Value           Cost           Value           Cost           Value
                             -------------   ------------   ---------------  ------------   -------------   ------------
                                                                   (In thousands)
Investment securities:
  U.S. Government and
  agency obligations.......   $ 40,964       $  40,177      $  59,983       $ 60,387       $204,992        $205,648

  State and municipal
  obligations..............      5,761           5,003          1,946          1,935            393             400


  Corporates...............     75,050          72,567         74,976         72,249              -               -

  Equity
  investments..............      3,668           3,033          3,226          2,834          1,170           1,309
                              --------        --------       --------       --------       --------        --------

Total investment
     securities............   $125,443        $120,780       $140,131       $137,405       $206,555        $207,357
                              ========        ========       ========       ========       ========        ========

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's investment and mortgage-backed securities, excluding equity securities, as of December 31, 1999. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             At December 31, 1999
                                                 -----------------------------------------------------------------------------
                                                                   More than One Year  More than Five
                                                 One Year or Less  to Five Years       Years to Ten Years  More than Ten Years
                                                 ---------------   ------------------  ------------------  -------------------
                                                 Amortized Cost    Amortized Cost      Amortized Cost      Amortized Cost
                                                 ---------------   ------------------  ------------------  -------------------
                                                                           (Dollars in thousands)

Investment securities:
  U.S. Government and agency obligations.......      $      -          $  30,997             $  9,967            $       -
  State and municipal obligations (1)..........           200                  -                    -                5,561
  Corporate debt (2)...........................             -                  -                    -               75,050
                                                     --------          ---------             --------            ---------
Total investment securities....................      $    200          $  30,997             $  9,967            $  80,611
                                                     ========          =========             ========            =========

Weighted average yield.........................          8.65%              7.00%                6.25%                6.97%
                                                         ====               ====                 ====                 ====

Mortgage-backed securities:
  FHLMC........................................      $  3,515          $  34,629             $    648            $  26,319
  FNMA.........................................             -             18,744                7,899               21,781
  GNMA.........................................            46                659                   86               40,676
  CMOs.........................................           456                202                    -              201,046
                                                     --------          ---------             --------            ---------
Total mortgage-backed securities...............      $  4,017          $  54,234             $  8,633            $ 289,822
                                                     ========          =========             ========            =========

Weighted average yield.........................          6.72%              6.55%                7.01%                6.52%
                                                         ====               ====                 ====                 ====

                                                 -------------------------------

                                                             Total
                                                 -------------------------------
                                                 Amortized Cost    Market Value
                                                 --------------    -------------
    Investment securities:
      U.S. Government and agency obligations...      $   40,964     $   40,177
      State and municipal obligations (1)......           5,761          5,003
      Corporate debt (2).......................          75,050         72,567
                                                     ----------     ----------
    Total investment securities................      $  121,775     $  117,747
                                                     ==========     ==========

    Weighted average yield.....................            6.92%
                                                           ====

    Mortgage-backed securities:
      FHLMC....................................      $   65,111     $   64,484
      FNMA.....................................          48,424         47,852
      GNMA.....................................          41,467         40,569
      CMOs.....................................         201,704        193,277
                                                     ----------     ----------
    Total mortgage-backed securities...........      $  356,706     $  346,182
                                                     ==========     ==========

    Weighted average yield.....................            6.54%
                                                           ====


--------------------------
(1)  Tax equivalent yield.
(2) All of the Bank's corporate debt securities carry interest rates which adjust to a spread over Libor on a quarterly basis.

Sources of Funds

General. Deposits, loan and MBS repayments and prepayments, proceeds from sales
-------
of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest
--------
rates and terms. The Bank's deposits consist of savings accounts, NOW accounts, money market accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 1999, time deposits constituted 62.8% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank does not use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                   1999       1998        1997
                                                 --------   --------    --------
                                                          (In thousands)
Net deposits (withdrawals).....................  $(14,480)  $  8,890       2,946
Acquisition of deposits                                 -     10,732           -
Interest credited on deposit accounts..........    36,179     38,865      39,088
                                                 --------   --------    --------
Total increase in deposit accounts.............  $ 21,699   $ 58,487    $ 42,034
                                                 ========   ========    ========

At December 31, 1999, the Bank had $73.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                       Weighted
                                                                       Average
     Maturity Period                                        Amount     Rate
     -----------------------------------------------     ------------  --------
                                                         (Dollars in thousands)
     Three months or less...........................        $19,704     5.06%
     Over three through six months..................          7,798     4.93
     Over six through 12 months.....................         23,462     5.35
     Over 12 months.................................         22,424     5.95
                                                            -------
     Total..........................................        $73,388     5.41
                                                            =======     ====

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.

                                                               At or For the Years Ended December 31,
                                     ---------------------------------------------------------------------------------------------
                                                  1999                           1998                            1997
                                     ---------------------------------------------------------------------------------------------
                                                Percent                         Percent                         Percent
                                                of Total  Weighted              of Total  Weighted              of Total  Weighted
                                     Average    Average   Average    Average    Average   Average    Average    Average   Average
                                     Balance    Deposits  Yield      Balance    Deposits  Yield      Balance    Deposits  Yield
                                     ---------- --------  --------   ---------- --------  --------   ---------- --------  --------
                                                                          (Dollars in thousands)
Money market deposit accounts......  $   77,478     7.40%     2.61%  $   71,800     7.10%     2.59%  $   68,972     7.18%     2.90%
Savings accounts...................     173,798    16.60      2.03      167,058    16.53      2.03      168,733    17.56      2.28
NOW accounts.......................     111,356    10.63      1.59       89,679     8.87      1.59       77,785     8.09      1.84
Non-interest-bearing accounts......      26,953     2.58         -       18,749     1.86         -        8,115      .84         -
                                     ----------  -------             ----------  -------             ----------  -------
   Total...........................     389,585    37.21      1.88      347,286    34.36      1.90      323,605    33.67      2.21
                                     ----------  -------             ----------  -------             ----------  -------

Time deposits:
   Six months or less..............      91,114     8.70      4.54       87,087     8.62      4.57       78,724     8.19      5.05
   Over Six through 12 months......     118,907    11.36      4.73      135,919    13.44      4.98      146,951    15.29      5.41
   Over 12 through 24 months.......     231,022    22.06      5.04      219,706    21.74      5.45      178,440    18.57      5.77
   Over 24 months..................     109,341    10.44      6.02      108,748    10.76      6.07      120,709    12.56      6.10
   IRA/KEOGH.......................     107,152    10.23      5.47      112,023    11.08      5.57      112,602    11.72      5.84
                                     ----------  -------             ----------  -------             ----------  -------
     Total time deposits..........      657,536    62.79      5.18      663,483    65.64      5.35      637,425    66.33      5.69
                                     ----------  -------             ----------  -------             ----------  -------
       Total average deposits.....   $1,047,121   100.00%     3.94%  $1,010,769   100.00%     4.08%  $  961,030   100.00%     4.52%
                                     ==========  =======             ==========  =======             ==========  =======

Borrowings
----------

From time to time the Bank has obtained term advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $50.0 million which expires November 22, 2000. The Bank also has available from the FHLB a one-month overnight repricing line of credit for $50.0 million which also expires on November 22, 2000. When utilized, both lines carry a floating interest rate of 10 basis points over the current federal funds rate and are secured by the Bank's mortgage loans, mortgage-backed securities, U.S. Government securities and FHLB stock. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1999, the Bank had no outstanding borrowings against the FHLB lines of credit and $115.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These securities are not under the Bank's control. At December 31, 1999, the Bank had borrowed $239.9 million through securities sold under agreements to repurchase. (See note 9 to the consolidated financial statements in the 1999 Annual Report to Stockholders.)

Subsidiary Activities

The Bank owns two subsidiaries - OceanFirst Service Corp. (formerly Ocean Investment Services Corp.) and OceanFirst Realty Corp. (formerly Ocean Federal Realty Inc.).

OceanFirst Service Corp. was originally organized in 1982 to engage in the sale of all-savers life insurance. Prior to 1998 the subsidiary was inactive, however, in 1998, the Bank began to sell non-deposit investment products (annuities and mutual funds) through a third party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales.

OceanFirst Realty Corp. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of OceanFirst Realty Corp., the Bank transferred $668 million of mortgage loans to this subsidiary.

Personnel

As of December 31, 1999, the Bank had 247 full-time employees and 53 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed
-------------------
by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

Capital Requirements. The OTS capital regulations require savings institutions
--------------------
to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 1999, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 1999.


                                                                                                  Capital
                                                                                       ------------------------------

                                    Actual         Required           Excess             Actual           Required
                                   Capital          Capital           Amount             Percent          Percent
                                   -------          -------           ------            ---------         --------
                                             (Dollars in thousands)
Tangible...................      $149,711          $ 23,950            $125,761          9.38%              1.50%

Core (Leverage)............       149,711            47,900             101,811          9.38               3.00

Risk-based.................       157,828            66,867              90,961         18.88               8.00


Prompt Corrective Regulatory Action. The OTS is required to take certain
-----------------------------------
supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC
-----------------------------
maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

The Bank's assessment rate for fiscal 1999 was zero basis points and the premium paid for this period was $604,000, all of which related to FICO bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are
---------------------
generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Bank's limit on loans to one borrower was $21.2 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $8.0 million.

QTL Test. The HOLA requires savings institutions to meet a qualified thrift
--------
lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained in excess of 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions. OTS regulations impose limitations upon all
-----------------------------------
capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (1) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (2) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Liquidity. The Bank is required to maintain an average daily balance of
---------
specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 1999 was 8.85%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Assessments. Savings institutions are required to pay assessments to the OTS to
-----------
fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1999 totaled $255,000.

Transactions with Related Parties. The Bank's authority to engage in
---------------------------------
transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

Enforcement. The OTS has primary enforcement responsibility over savings
-----------
institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The federal banking agencies have adopted
----------------------------------
Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $16.8 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis
-------
using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 35.0%.

Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift
-----------------
institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended
---------------------------------
(the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMTI.

Dividends Received Deduction and Other Matters. The Company may exclude from its
----------------------------------------------
income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

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

Delaware Taxation. As a Delaware holding company not earning income in Delaware,
-----------------
the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.  Properties

The Bank currently conducts its business through its administrative office, which includes a branch office, and 12 other full service offices located in Ocean, Monmouth and Middlesex Counties. The Company believes that the Bank's current facilities will be adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                           Original
                                                             Year                           Net Book Value of Property
                                             Leased or     Leased or     Date of Lease       or Leasehold Improvements
                Location                      Owned         Acquired     Expiration(3)         at December 31, 1999
                --------                      -----         --------     -------------         --------------------
                                                                                               (Dollars in thousands)
Administrative Office:

975 Hooper Avenue
Toms River, New Jersey 08754                   Owned          1995             --                          $9,520

Branch Offices:

     Adamston:                                Leased          1999          07/31/09                          354
     385 Adamston  Road
     Brick, New Jersey 08723

     Berkeley:                                Leased          1984          11/30/04                           48
     Holiday City Plaza
     730 Jamaica Boulevard
     Toms River, New Jersey 08757

     Brick:                                    Owned          1960             --                           1,178
     321 Chambers Bridge Road
     Brick, New Jersey 08723

     Concordia:                               Leased          1985          07/31/00                           77
     1 Concordia Shopping Mall
     Box 3
     Cranbury, New Jersey 08512

     Holiday City South:                      Leased          1991          05/31/01                           47
     Holiday Plaza III
     604 Mule Road
     Toms River, New Jersey 08757

     Lacey:                                   Leased          1997          01/31/18                          349
     900 Lacey Road
     Forked River, New Jersey 08731

     Lake Ridge:                              Leased          1998          01/31/18                          325
     147 Route 70, Suite 1
     Toms River, New Jersey 08755

     Pavilion:                                Leased          1989          09/30/18                          408
     70 Brick Boulevard
     Brick, New Jersey 08723

     Point Pleasant Beach:                    Leased          1937             --                              92
     701 Arnold Avenue
     Point Pleasant, New Jersey 08742

     Point Pleasant Boro:                     Leased          1971             --                             689
     2400 Bridge Avenue
     Point Pleasant, New Jersey 08742

     Spring Lake Heights:                     Leased          1999          10/31/09                          204
     2401 Route 71
     Spring Lake Heights, New Jersey 07762

                                                           Original
                                                             Year                           Net Book Value of Property
                                           Leased or       Leased or     Date of Lease       or Leasehold Improvements
                Location                    Owned           Acquired     Expiration(3)         at December 31, 1999
                --------                    -----           --------     -------------            -----------------
                                                                                               (Dollars in thousands)
     Wall Township (2):                      Leased           1999           2/28/10                           53
     2445 Route 34
     Manasquan, New Jersey  08736


     Whiting:                                Leased           1983          10/31/02                           59
     Whiting Shopping Center
     P. O. Box 20
     Whiting, New Jersey 08759

     Other Properties (1):
     730 Brick Boulevard                      Owned           1986             --                             429
     Brick, New Jersey 08723

(1) The property was formerly utilized by the Bank, however, the property has been fully subleased since 1997.
(2)  This branch is scheduled to open in the second quarter of 2000.
(3) The Company may also hold options to renew leases for additional terms upon expiration of the current lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.
                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on the Inside Back Cover in the Registrant's 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1999 Annual Report to Stockholders on page 9 and 10 and is incorporated herein by reference.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on pages 11 through 19 and is incorporated herein by reference.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The above captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the Registrant's 1999 Annual Report to Stockholders on pages 12 and 13.

     Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant's 1999 Annual Report to Stockholders on pages 20 through 35 and are incorporated herein by reference.

     Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000, at pages 5 through 7.

     Item 11.  Executive Compensation

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000, at pages 8 through 9 and pages 14 through 18 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000, at pages 3 through 4 and 6 through 7.

     Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2000, at page 18.

                                     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)       The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders.


                                                                                                        PAGE
       Independent Auditors' Report..............................................................        35

       Consolidated Statements of Financial Condition at
          December 31, 1999 and 1998.............................................................        20

       Consolidated Statements of Income for the
          Years Ended December 31, 1999, 1998 and 1997...........................................        21

       Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 1999, 1998 and 1997...................................        22

       Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1999, 1998 and 1997...........................................        23

       Notes to Consolidated Financial Statements for the
          Years Ended December 31, 1999, 1998 and 1997...........................................        24-34


The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)      Exhibits

         (a)     The following exhibits are filed as part of this report.


3.1          Certificate of Incorporation of OceanFirst Financial Corp.*
3.2          Bylaws of OceanFirst Financial Corp.*
4.0          Stock Certificate of OceanFirst Financial Corp.*
10.1         Form of OceanFirst Bank Employee Stock Ownership Plan*
10.1(a)      Amendment to OceanFirst Bank Employee Stock
             Ownership Plan (filed previously)
10.2         OceanFirst Bank Employees' Savings and Profit Sharing Plan*
10.3         OceanFirst Bank 1995 Supplemental Executive Retirement Plan*
10.4         OceanFirst Bank Deferred Compensation Plan for Directors*
10.5         OceanFirst Bank Deferred Compensation Plan for Officers*
10.6         OceanFirst Bank Long-Term Award Program*
10.7         OceanFirst Bank Performance Achievement Awards Program*
10.8         Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (filed previously)
10.9         Form of  Employment  Agreement  between  OceanFirst  Bank and certain  executive  officers,  including
             Michael J. Fitzpatrick and John R. Garbarino*
10.10        Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino*
10.11        Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including Michael E. Barrett, John K. Kelly and Karl E. Reinheimer*
10.12        Form of Change  in  Control  Agreement  between  OceanFirst  Financial  Corp.  and  certain  executive officers, including Michael E. Barrett, John K. Kelly and Karl E. Reinheimer*
13.0         Portions of 1999 Annual Report to Stockholders (filed herewith)
21.0         Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
23.0         Consent of KPMG LLP (filed herewith)
27.0         Financial Data Schedule (filed herewith)


(b)          Reports on Form 8-K

             None.

             ----------------------------------
     * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.

CONFORMED                                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OceanFirst Financial Corp.


                                   By:      /s/ John R. Garbarino
                                           ----------------------
                                           John R. Garbarino
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer and
                                           Director

                                   Date:   March 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                                           Date
----                                                           ----


/s/ John R. Garbarino                                          March 14, 2000
--------------------------------------
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)


/s/ Michael J. Fitzpatrick                                     March 14, 2000
--------------------------------------
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)


/s/ Michael E. Barrett                                         March 14, 2000
--------------------------------------
Michael E. Barrett
Director


/s/ Thomas F. Curtin                                           March 14, 2000
--------------------------------------
Thomas F. Curtin
Director

/s/ Carl Feltz, Jr.                                            March 14, 2000
--------------------------------------
Carl Feltz, Jr.
Director


/s/ Robert E. Knemoller                                        March 14, 2000
--------------------------------------
Robert E. Knemoller
Director


/s/ Donald E. McLaughlin                                       March 14, 2000
--------------------------------------
Donald E. McLaughlin
Director



/s/ Diane F. Rhine                                             March 14, 2000
--------------------------------------
Diane F. Rhine
Director


/s/ Frederick E. Schlosser                                     March 14, 2000
--------------------------------------
Frederick E. Schlosser
Director


/s/ James T. Snyder                                            March 14, 2000
--------------------------------------
James T. Snyder
Director