Form 10-Q
period 2000-03-31
OCEANFIRST FINANCIAL CORP
filed 2000-05-09
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

                        Commission file number 0-27428

                          OceanFirst Financial Corp.
      -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                            22-3412577
      --------------------------------            ---------------------
       (State of other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

       975 Hooper Avenue, Toms River, NJ                 08753
      ---------------------------------           ---------------------
      (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number,               (732) 240-4500
             including area code:                 ---------------------


      -----------------------------------------------------------------
            (Former name, former address and formal fiscal year, if
                          changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO___.
     ---

As of May 4, 2000, there were 11,968,657 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                          OceanFirst Financial Corp.

                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                                                                            PAGE
                                                                            ----
Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition
           as of March 31, 2000 and December 31, 1999......................    1

           Consolidated Statements of Income for the three
           months ended March 31, 2000 and 1999 ...........................    2

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 2000 and 1999............................    3

           Notes to Consolidated Financial Statements......................    5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    6

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......   10



Part II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings...............................................   11

Item 2.    Changes in Securities...........................................   11

Item 3.    Default Upon Senior Securities..................................   11

Item 4.    Submission of Matters to a Vote of Security Holders.............   11

Item 5.    Other Information...............................................   11

Item 6.    Exhibits and Reports on Form 8-K................................   11


Signatures ................................................................   12

                          OceanFirst Financial Corp.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)

                                                                                  March 31,              December 31,
                                                                                    2000                    1999
                                                                                  ---------              ------------
                                                                                 (Unaudited)
ASSETS
------
Cash and due from banks                                                           $    3,743              $   10,007
Investment securities available for sale                                             118,264                 120,780
Federal Home Loan Bank of New York
  stock, at cost                                                                      16,800                  16,800
Mortgage-backed securities available for sale                                        331,160                 346,182
Loans receivable, net                                                              1,062,866               1,042,975
Interest and dividends receivable                                                      9,141                   8,468
Real estate owned, net                                                                   527                     292
Premises and equipment, net                                                           13,800                  13,889
Other assets                                                                          33,050                  31,514
                                                                                  ----------              ----------
      Total assets                                                                $1,589,351              $1,590,907
                                                                                  ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                          $1,077,945              $1,056,950
Federal Home Loan Bank advances                                                       73,000                 115,000
Securities sold under agreements to repurchase                                       266,445                 239,867
Advances by borrowers for taxes and insurance                                          6,352                   5,990
Other liabilities                                                                      6,326                   5,570
                                                                                  ----------              ----------
      Total liabilities                                                            1,430,068               1,423,377
                                                                                  ----------              ----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                        -                       -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 12,003,657 and 12,620,923 shares outstanding at March 31, 2000 and December 31, 1999,
      respectively                                                                       181                     181
   Additional paid-in capital                                                        178,988                 178,850
   Retained earnings-substantially restricted                                        115,747                 113,169
   Accumulated other comprehensive loss                                              (11,645)                 (9,568)
   Less: Unallocated common stock held by
           Employee Stock Ownership Plan                                             (15,334)                (15,727)
         Unearned Incentive Awards                                                    (3,547)                 (4,030)
         Treasury stock, (6,114,591 and 5,497,325 shares
           at March 31, 2000 and December 31, 1999, respectively)                   (105,107)                (95,345)
                                                                                  ----------              ----------

         Total stockholders' equity                                                  159,283                 167,530
                                                                                  ----------              ----------

         Total liabilities and stockholders' equity                               $1,589,351              $1,590,907
                                                                                  ==========              ==========

See accompanying notes to unaudited consolidated financial statements.

                          OceanFirst Financial Corp.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                                         For the three months ended March 31,
                                                                                         -----------------------------------
                                                                                             2000                   1999
                                                                                         -------------          -----------
                                                                                                      (Unaudited)
Interest income:
  Loans                                                                                      $19,930              $17,907
  Mortgage-backed securities                                                                   5,724                5,787
  Investment securities and other                                                              2,428                2,326
                                                                                             -------              -------
      Total interest income                                                                   28,082               26,020
                                                                                             -------              -------

Interest expense:
  Deposits                                                                                    10,452               10,203
  Borrowed funds                                                                               4,994                4,101
                                                                                             -------              -------
      Total interest expense                                                                  15,446               14,304
                                                                                             -------              -------
      Net interest income                                                                     12,636               11,716

Provision for loan losses                                                                        240                  225
                                                                                             -------              -------
      Net interest income after provision for loan losses                                     12,396               11,491
                                                                                             -------              -------

Other income:
  Fees and service charges                                                                       987                  780
  Net  gain on sales of loans and securities available for sale                                   60                  524
  (Loss) income from other real estate operations, net                                           (11)                  46
  Other                                                                                          294                  195
                                                                                             -------              -------
       Total other income                                                                      1,330                1,545
                                                                                             -------              -------

Operating expenses:
  Compensation and employee benefits                                                           4,330                3,655
  Occupancy                                                                                      582                  511
  Equipment                                                                                      359                  304
  Marketing                                                                                      316                  407
  Federal deposit insurance                                                                      120                  220
  Data processing                                                                                392                  331
  General and administrative                                                                   1,095                1,164
                                                                                             -------              -------
     Total operating expenses                                                                  7,194                6,592
                                                                                             -------              -------

     Income before provision for income taxes                                                  6,532                6,444
Provision for income taxes                                                                     2,218                2,306
                                                                                             -------              -------

      Net income                                                                             $ 4,314              $ 4,138
                                                                                             =======              =======

Basic earnings per share                                                                     $   .40              $   .33
                                                                                             =======              =======

Diluted earnings per share                                                                   $   .39              $   .33
                                                                                             =======              =======

Average basic shares outstanding                                                              10,865               12,556
                                                                                             =======              =======

Average diluted shares outstanding                                                            11,044               12,698
                                                                                             =======              =======

See accompanying notes to unaudited consolidated financial statements.

                          OceanFirst Financial Corp.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                        For the three months
                                                                                          ended  March  31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    ----------        ----------
                                                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                                                          $     4,314        $    4,138
                                                                                      -----------        ----------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                                        379               366
    Amortization of Incentive Awards                                                          483               485
    Amortization of ESOP                                                                      393               326
    ESOP adjustment                                                                            99               175
    Amortization of servicing asset                                                            70               101
    Amortization of deposit premium                                                            26                26
    Net premium amortization in excess of discount
         accretion on securities                                                              107               419
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                                          (149)             (162)
    Provision for loan losses                                                                 240               225
    Net gain on sales of real estate owned                                                     (2)              (57)
    Net gain on sales of loans and securities available for sale                              (60)             (524)
    Proceeds from sales of mortgage loans held for sale                                     4,289            26,991
    Mortgage loans originated for sale                                                     (4,229)           (2,054)
    (Increase) decrease  in interest and dividends receivable                                (673)              419
    Increase in other assets                                                                 (412)             (419)
    Increase (decrease) in other liabilities                                                  795            (4,814)
                                                                                      -----------        ----------
      Total adjustments                                                                     1,356            21,503
                                                                                      -----------        ----------
      Net cash provided by operating activities                                             5,670            25,641
                                                                                      -----------        ----------
Cash flows from investing activities:
  Net increase in loans receivable                                                        (20,285)          (28,835)
  Purchase of investment securities available for sale                                          -           (13,815)
  Purchase of mortgage-backed securities available for sale                                     -           (55,000)
  Proceeds from maturities of investment securities
         available for sale                                                                     -            20,043
  Principal payments on mortgage-backed securities
         available for sale                                                                14,134            46,539
  Proceeds from sales of real estate owned                                                     70               248
  Purchases of premises and equipment                                                        (290)             (121)
                                                                                      -----------        ----------
      Net cash used in investing activities                                                (6,371)          (30,941)
                                                                                      -----------        ----------

                                                                       Continued

                          OceanFirst Financial Corp.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (dollars in thousands)

                                                                                     For the three months
                                                                                        ended March 31,
                                                                                    ------------------------
                                                                                      2000             1999
                                                                                    -------          -------
                                                                                            (Unaudited)
Cash flows from financing activities:
  Increase (decrease) in deposits                                                    $ 20,995       $ (1,217)
  (Decrease) increase in Federal Home Loan Bank advances                              (42,000)        14,000
  Increase (decrease) in securities sold under agreements
         to repurchase                                                                 26,578         (2,700)
  Increase in advances by borrowers for taxes and
         insurance                                                                        362            294
  Dividends paid                                                                       (1,678)        (1,591)
  Purchase of treasury stock                                                           (9,820)        (9,235)
                                                                                    ---------       --------
      Net cash used in financing activities                                            (5,563)          (449)
                                                                                    ---------       --------

      Net decrease in cash and due from banks                                          (6,264)        (5,749)

Cash and due from banks at beginning of period                                         10,007         10,295
                                                                                    ---------       --------

Cash and due from banks at end of period                                            $   3,743       $  4,546
                                                                                    =========       ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                                      $ 15,671        $ 14,466
      Income taxes                                                                         -           5,119
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                                  303             448
      Mortgage loans securitized into mortgage-backed
         securities                                                                        -          27,145
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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1999.

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:

                                                                                   Three months ended
                                                                                        March 31,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------        -------
         Weighted average shares issued net of Treasury shares                    12,427          14,371
         Less:  Unallocated ESOP shares                                           (1,227)         (1,357)
                Unallocated incentive award shares                                  (335)           (458)
                                                                                 -------         -------
         Average basic shares outstanding                                         10,865          12,556
         Add:   Effect of dilutive securities:
                Stock options                                                         79              51
                Incentive awards                                                     100              91
                                                                                 -------         -------
         Average diluted shares outstanding                                       11,044          12,698
                                                                                 =======         =======

Note 3.  Comprehensive Income
-----------------------------

For the three month periods ended March 31, 2000 and 1999 total comprehensive income, representing net income plus or minus items previously recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $2,237,000 and $4,116,000, respectively.

Note 4. Loans Receivable, Net
-----------------------------

Loans receivable, net at March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                          March 31, 2000          December 31, 1999
                                                          --------------          -----------------
Real estate:
         One- to four-family                                 $  928,944               $   917,481
         Commercial real estate, multi-
           family and land                                       62,393                    57,142
         Construction                                             6,616                     7,791
Consumer                                                         57,231                    56,040
Commercial                                                       19,169                    15,569
                                                            -----------               -----------
                  Total loans                                 1,074,353                 1,054,023


         Loans in process                                        (2,987)                   (2,790)
         Deferred fees                                              (89)                      (78)
         Unearned premium                                            38                        43
         Allowance for loan losses                               (8,449)                   (8,223)
                                                             ----------                ----------
                  Loans receivable, net                      $1,062,866                $1,042,975
                                                             ==========                ==========

Note 5. Deposits
----------------

The major types of deposits at March 31, 2000 and December 31, 1999 were as follows (in thousands):

                                          March 31, 2000          December 31, 1999
                                          --------------          -----------------
Type of Account
---------------

Non-interest bearing                          $   38,594                $   31,328
NOW                                              117,682                   113,426
Money market deposit                              80,267                    80,597
Savings                                          172,111                   171,064
Time deposits                                    669,291                   660,535
                                              ----------                ----------
                                              $1,077,945                $1,056,950
                                              ==========                ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at March 31, 2000 were $1.589 billion, a decrease of $1.6 million, compared to $1.591 billion at December 31, 1999.

Loans receivable, net, increased by $19.9 million, or 1.9%, to a balance of $1.063 billion at March 31, 2000, compared to a balance of $1.043 billion at December 31, 1999. The increase was largely attributable to commercial lending (including commercial real estate) initiatives which accounted for $8.9 million of this growth. Deposit balances increased $21.0 million to $1.078 billion at March 31, 2000 from $1.057 billion at December 31, 1999, partly due to the results of new branches opened in late 1999.

Stockholder's equity at March 31, 2000 was $159.3 million, compared to $167.5 million at December 31, 1999. The Company repurchased 620,600 shares of common stock during the quarter for $9.8 million. Under the 10% repurchase program authorized by the Board of Directors in January 2000, 641,492 shares remain to be purchased as of March 31, 2000.

Results of Operations

General

Net income increased 4.3%, to $4.3 million for the three months ended March 31, 2000 as compared to net income of $4.1 million for the three months ended March 31, 1999. Diluted earnings per share increased 18.2% to $.39 for the three months ended March 31, 2000, as compared to $.33 for the same prior year period. The higher percentage increase in earnings per share is the result of the Company's repurchase program which reduced the number of shares outstanding.

Interest Income

Interest income for the three months ended March 31, 2000 was $28.1 million, compared to $26.0 million for the three months ended March 31, 1999, an increase of $2.1 million reflecting a $45.0 million increase in average interest-earning assets and a higher average yield on those assets. The yield on average interest-earning assets increased to 7.34% on average in the first quarter of 2000, from 7.01% on average in the first quarter of 1999. The asset yield benefited from a change in the mix of average interest-earning assets towards a higher concentration of loans receivable with a corresponding reduction of lower-yielding investment and mortgage-backed securities. For the three months ended March 31, 2000 loans receivable represented 68.7% of average interest-earning assets as compared to 64.6% for the same prior year period.

Interest Expense

Interest expense for the three months ended March 31, 2000 was $15.4 million, compared to $14.3 million for the three months ended March 31, 1999, an increase of $1.1 million, or 8.0%. The increase in interest expense was primarily the result of an increase in the average cost of interest-bearing liabilities which rose to 4.49% for the three months ended March 31, 2000, as compared to 4.38% for the same prior year period and an increase in average interest-bearing liabilities which rose to $1.375 billion for the quarter ending March 31, 2000 as compared to $1.306 billion for the same prior year period. The increase in funding costs was partly restrained, as compared to the larger increase in asset yield, due to the Company's focus on lower costing core deposit growth. Core deposits (including noninterest-bearing deposits) represented 37.7% of average deposits for the three months ended March 31, 2000, as compared to 36.4% for the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2000, the Company's provision for loan losses was $240,000, as compared to $225,000 for the same prior year period. The Company's non-performing assets increased slightly to $3.4 million at March 31, 2000 as compared to $3.3 million at March 31, 1999.

Other Income

Other income was $1.3 million for the three months ended March 31, 2000, compared to $1.5 million for the same prior year period. The Company sold $27.1 million of 30-year fixed-rate loans for the three months ended March 31, 1999 at a gain of $524,000, which completed a balance sheet restructuring begun in the fourth quarter of 1998. For the three months ended March 31, 2000 the Company sold $4.2 million of 30-year fixed-rate loans at a gain of $60,000. The Company periodically sells these loans to assist in the management of interest rate risk. Excluding the respective gains on the sale of loans, other income increased by $249,000, or 24.4%, for the three months ended March 31, 2000 as compared to the same prior year period. Fees and service charges increased due to the growth in commercial account services and retail core account balances. The Company continues to focus on growing non-interest revenue with the recent introduction of Trust and Asset Management services.

Operating Expenses

Operating expenses were $7.2 million for the three months ended March 31, 2000, an increase of $602,000 as compared to the same prior year period. The increase was principally due to the costs associated with the opening of the Bank's twelfth and thirteenth branch offices in September and October 1999 and the introduction of the Company's Trust and Asset Management business line. These increases were partly offset by a $100,000 decrease in Federal Deposit insurance due to a decline in the assessment rate for members, such as the Bank, of the Savings Association Insurance Fund.

Provision for Income Taxes

Income tax expense was $2.2 million for the three months ended March 31, 2000, compared to $2.3 million for the same prior year period. The effective tax rate declined to 34.0% for the three months ended March 31, 2000, as compared to 35.8% for the same prior year period partly due to an increase in the nontaxable income from Bank Owned Life Insurance.

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

At March 31, 2000, the Company had $23.0 million of outstanding overnight borrowings from the FHLB, an increase from no overnight borrowings at December 31, 1999. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $316.4 million at March 31, 2000, a decrease from $354.9 million at December 31, 1999. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the three months ended March 31, 2000, were primarily provided by principal payments on loans and mortgage-backed securities and increased deposits. The cash was principally utilized for loan originations, a reduction in total borrowings and the purchase of treasury stock. For the three months ended March 31, 1999, the cash needs of the Company were primarily satisfied by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased borrowings. The cash provided was principally used for the purchase of investment and mortgage-backed securities, the origination of loans and the purchase of treasury stock.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of March 31, 2000 and December 31, 1999, the Bank's liquidity ratios were 7.5% and 8.9%, respectively, both in excess of the minimum regulatory requirement.

At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital of $125.3 million, or 7.8%, of total adjusted assets, which is above the required level of $24.0 million or 1.5%; core capital of $125.3 million or 7.8% of total adjusted assets, which is above the required level of $48.0 million, or 3.0%; and risk-based capital of $133.7 million, or 15.7% of risk-weighted assets, which is above the required level of $68.0 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at March 31, 2000 or December 31, 1999. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                                            March 31,         December 31,
                                                              2000                1999
                                                            ---------         ------------
                                                                (dollars in thousands)
Non-accrual loans:
         Real estate:
                  One-to four-family                         $2,710              $2,401
                  Commercial real estate,
                    multi-family and land                        -                  362
         Consumer                                               150                 222
                                                             ------              ------
                  Total                                       2,860               2,985
REO, net                                                        527                 292
                                                             ------              ------
                  Total non-performing assets                $3,387              $3,277
                                                             ======              ======

Non-performing loans as a percent of total
         loans receivable                                       .27%                .28%
Non-performing assets as a percent of total
         assets                                                 .21                 .21
Allowance for loan losses as a percent of
         total loans receivable                                 .79                 .78
Allowance for loan losses as percent of
         total non-performing loans                          295.42              275.48

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and state tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in Item 1, Business, of the Company's 1999 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at March 31, 2000 was negative 14.2% as compared to negative 11.8% at December 31, 1999. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of March 31, 2000 and December 31, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 1999.

At March 31, 2000, the Company's NPV in a static rate environment is less than the NPV at December 31, 1999, reflecting the Company's declining capital levels resulting from common stock repurchase programs. Also, in a shocked interest rate environment, the Company projects a greater percent change in NPV at March 31, 2000 than was the case at December 31, 1999. The heightened interest rate sensitivity is primarily due to the declining capital base which accentuates, on a percentage basis, similar dollar changes in NPV. Additionally, the generally higher interest rate environment reduces anticipated prepayment speeds on mortgage loans and mortgage-backed securities and reduces the likelihood that a callable security is called before its stated maturity date.

                                      March 31, 2000                                                   December 31, 1999
                  -------------------------------------------------------    -------------------------------------------------------

                       Net Portfolio Value         Net Interest Income          Net Portfolio Value            Net Interest Income
-------------------------------------------------------------------------    -------------------------------------------------------
Change in
Interest Rates
in Basis Points                          NPV                                                        NPV
(Rate Shock)        Amount   % Change    Ratio       Amount    % Change       Amount     % Change   Ratio       Amount      % Change
-------------------------------------------------------------------------    -------------------------------------------------------
(dollars in
thousands)
300               $  92,935  (48.7)%      6.6%       $40,713   (13.4)%        $119,838    (40.0)%    8.4%        $44,212    (9.3)%
200                 127,895  (29.4)       8.8         43,175    (8.2)          151,710    (24.0)    10.3          46,123    (5.3)
100                 158,211  (12.6)      10.5         45,446    (3.4)          179,446    (10.1)    11.8          47,765    (2.0)
Static              181,052      -       11.7         47,030       -           199,646        -     12.8          48,724       -
(100)               197,936    9.3       12.5         48,185     2.5           213,252      6.8     13.3          49,251     1.1
(200)               205,586   13.6       12.7         48,646     3.4           217,678      9.0     13.4          48,927     1.4
(300)               207,059   14.4       12.6         48,339     2.8           216,809      8.6     13.2          47,865    (1.8)

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

                  Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  The annual meeting of stockholders was held on April 19, 2000. The following directors were elected for terms of three years:
                  Carl Feltz, Jr., Robert E. Knemoller and Diane F. Rhine. The following proposals were voted on by the stockholders:

                                                                                             Withheld/            Broker
                  Proposal                                      For                          Abstain             Non-Votes
                  --------                                      ---                          -------             ---------
                  1)  Election of Directors:
                      Carl Feltz, Jr.                         9,994,273                      754,294                0
                      Robert E. Knemoller                     9,994,823                      753,744                0
                      Diane F. Rhine                          9,994,823                      753,744                0


                                                                                             Withheld/            Broker
                                                                For         Against          Abstain             Non-Votes
                                                                ---         -------          -------             ---------
                  2)  Approval of the OceanFirst
                      Financial Corp. 2000
                      Stock Option Plan                       6,639,603   1,677,543           62,543             2,368,878

                                                                                             Withheld/            Broker
                                                                For         Against          Abstain             Non-Votes
                                                                ---         -------          -------             ---------
                  3)  Ratification of KPMG LLP
                      as independent auditors for the
                      Company for the year ending
                      December 31, 2000                      10,700,510      17,788           30,269                0

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

                      3.1 Certificate of Incorporation of OceanFirst Financial Corp.*

                      3.2     Bylaws of OceanFirst Financial Corp.*

                      4.0     Stock Certificate of OceanFirst Financial Corp.*

                      27      Financial Data Schedule (filed herewith)

                  b) There were no reports on Form 8-K filed during the three months ended March 31, 2000

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

                                               OceanFirst Financial Corp.
                                               ---------------------------------

                                               Registrant

DATE:  May 9, 2000                             /s/ John R. Garbarino
                                               ---------------------------------
                                               John R. Garbarino
                                               Chairman of the Board, President
                                               and Chief Executive Officer

DATE:  May 9, 2000                             /s/ Michael Fitzpatrick
                                               ---------------------------------
                                               Michael Fitzpatrick
                                               Executive Vice President and
                                               Chief Financial Officer