Form 10-Q
period 2000-06-30
OCEANFIRST FINANCIAL CORP
filed 2000-08-11
CIK 1004702

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to
                                        -----------     -----------

                         Commission file number 0-27428


                           OceanFirst Financial Corp.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


             Delaware                                  22-3412577
  -----------------------------          ------------------------------------
  (State of other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


     975 Hooper Avenue, Toms River, NJ                      08753
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)


  Registrant's telephone number, including area code:    (732) 240-4500
                                                         --------------

       -------------------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO      .
    -----    -----

As of August 9, 2000, there were 11,559,438 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.
================================================================================

                          OceanFirst Financial Corp.

                              INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                       PAGE
------     ---------------------                                       ----

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            as of June 30, 2000 and December 31, 1999..................   1

            Consolidated Statements of Income for the three and six
            months ended June 30, 2000 and 1999........................   2

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 2000 and 1999........................   3

            Notes to Consolidated Financial Statements.................   5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................   6

Item 3.     Quantitative and Qualitative Disclosure about Market Risk..   9




Part II.    OTHER INFORMATION
-------     -----------------

Item 1.     Legal Proceedings..........................................  11

Item 2.     Changes in Securities......................................  11

Item 3.     Default Upon Senior Securities.............................  11

Item 4.     Submission of Matters to a Vote of Security Holders........  11

Item 5.     Other Information..........................................  11

Item 6.     Exhibits and Reports on Form 8-K...........................  11


Signatures.............................................................  12

                          OceanFirst Financial Corp.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (dollars in thousands, except per share amounts)


                                                                         June 30,     December 31,
                                                                           2000           1999
                                                                           ----           ----
                                                                        (Unaudited)
ASSETS
------

Cash and due from banks                                               $     9,267    $    10,007
Investment securities available for sale                                  118,351        120,780
Federal Home Loan Bank of New York
  stock, at cost                                                           17,695         16,800
Mortgage-backed securities available for sale                             315,310        346,182
Loans receivable, net                                                   1,099,965      1,042,975
Mortgage loans held for sale                                                8,531            -
Interest and dividends receivable                                           9,512          8,468
Real estate owned, net                                                         86            292
Premises and equipment, net                                                14,187         13,889
Other assets                                                               33,947         31,514
                                                                      -----------    -----------

      Total assets                                                    $ 1,626,851    $ 1,590,907
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                              $ 1,087,025    $ 1,056,950
Federal Home Loan Bank advances                                            98,000        115,000
Securities sold under agreements to repurchase                            274,597        239,867
Advances by borrowers for taxes and insurance                               6,738          5,990
Other liabilities                                                           5,282          5,570
                                                                      -----------    -----------

      Total liabilities                                                 1,471,642      1,423,377
                                                                      -----------    -----------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                           -              -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 11,628,372 and 12,620,923 shares outstanding at June 30, 2000 and December 31, 1999,
      respectively                                                            181            181
   Additional paid-in capital                                             179,114        178,850
   Retained earnings-substantially restricted                             118,014        113,169
   Accumulated other comprehensive loss                                   (12,628)        (9,568)
   Less: Unallocated common stock held by
             Employee Stock Ownership Plan                                (14,941)       (15,727)
         Unearned Incentive Awards                                         (3,062)        (4,030)
         Treasury stock, (6,489,876 and 5,497,325 shares
            at June 30, 2000 and December 31, 1999, respectively)        (111,469)       (95,345)
                                                                      -----------    -----------

         Total stockholders' equity                                       155,209        167,530
                                                                      -----------    -----------

         Total liabilities and stockholders' equity                   $ 1,626,851    $ 1,590,907
                                                                      ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                          OceanFirst Financial Corp.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)



                                                   For the three months   For the six months,
                                                       ended June 30,        ended June 30,
                                                   --------------------   -------------------
                                                      2000        1999      2000       1999
                                                      ----        ----      ----       ----
                                                        (Unaudited)            (Unaudited)
Interest income:
  Loans                                            $ 20,713    $ 18,439   $ 40,642   $ 36,345
  Mortgage-backed securities                          5,502       5,967     11,227     11,754
   Investment securities and other                    2,398       2,167      4,826      4,493
                                                   --------    --------   --------   --------
      Total interest income                          28,613      26,573     56,695     52,592
                                                   --------    --------   --------   --------

Interest expense:
  Deposits                                           10,870      10,203     21,322     20,407
  Borrowed funds                                      5,199       4,335     10,193      8,435
                                                   --------    --------   --------   --------
      Total interest expense                         16,069      14,538     31,515     28,842
                                                   --------    --------   --------   --------

      Net interest income                            12,544      12,035     25,180     23,750

Provision for loan losses                               250         225        490        450
                                                   --------    --------   --------   --------
      Net interest income after provision
          for loan losses                            12,294      11,810     24,690     23,300
                                                   --------    --------   --------   --------

Other income:
  Fees and service charges                            1,125         886      2,113      1,666
  Net gain (loss) on sales of loans and
         securities available for sale                   12         (57)        72        467
  Income from other real estate operations, net          82          31         71         77
  Other                                                 303         193        596        388
                                                   --------    --------   --------   --------
   Total other income                                 1,522       1,053      2,852      2,598
                                                   --------    --------   --------   --------

Operating expenses:
  Compensation and employee benefits                  4,229       3,723      8,559      7,378
  Occupancy                                             556         482      1,138        993
  Equipment                                             367         361        727        665
  Marketing                                             375         415        691        823
  Federal deposit insurance                             119         215        239        434
  Data processing                                       373         322        765        653
  General and administrative                          1,192       1,132      2,287      2,296
                                                   --------    --------   --------   --------

     Total operating expenses                         7,211       6,650     14,406     13,242
                                                   --------    --------   --------   --------

     Income before provision for income taxes         6,605       6,213     13,136     12,656
Provision for income taxes                            2,267       2,224      4,486      4,530
                                                   --------    --------   --------   --------

      Net income                                   $  4,338    $  3,989   $  8,650   $  8,126
                                                   ========    ========   ========   ========

Basic earnings per share                           $    .42    $    .32   $    .82   $    .65
                                                   ========    ========   ========   ========
Diluted earnings per share                         $    .41    $    .32   $    .80   $    .65
                                                   ========    ========   ========   ========

Average basic shares outstanding                     10,361      12,279     10,613     12,416
                                                   ========    ========   ========   ========
Average diluted shares outstanding                   10,593      12,481     10,821     12,589
                                                   ========    ========   ========   ========


See accompanying notes to unaudited consolidated financial statements.

                          OceanFirst Financial Corp.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)



                                                                     For the six months
                                                                       ended June 30,
                                                                    --------------------
                                                                      2000       1999
                                                                    --------   --------
                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                                       $  8,650    $  8,126
                                                                   --------    --------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                  766         735
    Amortization of Incentive Awards                                    968         968
    Amortization of ESOP                                                786         652
    ESOP adjustment                                                     225         377
    Amortization of servicing asset                                     143         210
    Amortization of deposit premium                                      52          52
    Net premium amortization in excess of discount
         accretion on securities                                        192         731
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                    (171)       (217)
    Provision for loan losses                                           490         450
    Net gain on sales of real estate owned                              (94)       (142)
    Net gain on sales of loans and securities available for sale        (72)       (467)
    Proceeds from sales of mortgage loans held for sale               8,963      27,287
    Mortgage loans originated for sale                              (17,422)    (12,708)
    (Increase) decrease in interest and dividends receivable         (1,044)        912
    Increase in other assets                                           (831)       (508)
    Decrease in other liabilities                                      (249)     (1,676)
                                                                   --------    --------
      Total adjustments                                              (7,298)     16,656
                                                                   --------    --------
      Net cash provided by operating activities                       1,352      24,782
                                                                   --------    --------

Cash flows from investing activities:
  Net increase in loans receivable                                  (57,679)    (57,956)
  Purchase of investment securities available for sale                  -       (14,160)
  Purchase of mortgage-backed securities available for sale             -       (80,000)
  Proceeds from maturities of investment securities
         available for sale                                             200      30,163
  Principal payments on mortgage-backed securities
         available for sale                                          28,053      79,351
  Purchases of Federal Home Loan Bank of New York Stock                (895)       --
  Proceeds from sales of real estate owned                              670         714
  Purchases of premises and equipment                                (1,064)       (232)
                                                                   --------    --------
      Net cash used in investing activities                         (30,715)    (42,120)
                                                                   --------    --------

                                                                      Continued

                          OceanFirst Financial Corp.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (dollars in thousands)

                                                                     For the six months
                                                                       ended June 30,
                                                                    --------------------
                                                                      2000       1999
                                                                    --------   --------
                                                                        (Unaudited)

Cash flows from financing activities:
  Increase in deposits                                             $ 30,075    $  9,160
  (Decrease) increase in Federal Home Loan Bank advances            (17,000)      3,000
  Increase in securities sold under agreements
         to repurchase                                               34,730      15,962
  Increase in advances by borrowers for taxes and
         insurance                                                      748         925
  Exercise of Stock Options                                             292        --
  Dividends paid                                                     (3,693)     (3,488)
  Purchase of treasury stock                                        (16,529)     (9,235)
                                                                   --------    --------
      Net cash provided by financing activities                      28,623      10,324
                                                                   --------    --------
      Net decrease in cash and due from banks                          (740)     (7,014)

Cash and due from banks at beginning of period                       10,007      10,295
                                                                   --------    --------

Cash and due from banks at end of period                           $  9,267    $  3,281
                                                                   ========    ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                     $ 31,418    $ 28,462
      Income taxes                                                    4,420       5,123
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                 370         626
      Mortgage loans securitized into mortgage-backed
         Securities                                                   2,007      27,438
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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

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

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999:


                                                               Three months ended    Six months ended
                                                                    June 30,             June 30,
                                                              --------------------  ------------------
                                                                 2000       1999      2000     1999
                                                                ------     ------    ------   -------

     Weighted average shares issued net of Treasury shares      11,841     14,022    12,134    14,196
     Less: Unallocated ESOP shares                              (1,195)    (1,325)   (1,211)   (1,341)
           Unallocated incentive award shares                     (285)      (418)     (310)     (439)
                                                                ------     ------    ------   -------
     Average basic shares outstanding                           10,361     12,279    10,613    12,416
     Add: Effect of dilutive securities:
          Stock options                                            144        109       115        80
          Incentive awards                                          88         93        93        93
                                                                ------     ------    ------   -------
     Average diluted shares outstanding                         10,593     12,481    10,821    12,589
                                                                ======     ======    ======   =======

Note 3.  Comprehensive Income
-----------------------------

For the three month periods ended June 30, 2000 and 1999 total comprehensive income, representing net income plus or minus items previously recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $3,355,000 and $147,000, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive income amounted to $5,590,000 and $4,262,000, respectively.

Note 4. Impact of Recent Accounting Pronouncements
--------------------------------------------------

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25 including, the accounting for modifications to equity awards as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of the interpretation did not have a significant impact on the company's financial statements.

Note 5. Loans Receivable, Net
-----------------------------

Loans receivable, net at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                          June 30, 2000         December 31, 1999
                                                          -------------         -----------------

Real estate:
     One- to four-family                                   $   958,044             $   917,481
     Commercial real estate, multi-
      family and land                                           69,644                  57,142
     Construction                                                8,876                   7,791
Consumer                                                        60,313                  56,040
Commercial                                                      23,334                  15,569
                                                           -----------             -----------
          Total loans                                        1,120,211               1,054,023


     Loans in process                                           (3,042)                 (2,790)
     Deferred fees                                                  (5)                    (78)
     Unearned premium                                               33                      43
     Allowance for loan losses                                  (8,701)                 (8,223)
                                                           -----------             -----------
          Total loans, net                                   1,108,496               1,042,975

Less: mortgage loans held for sale                               8,531                     -
                                                           -----------             -----------
          Loans receivable, net                            $ 1,099,965             $ 1,042,975
                                                           ===========             ===========

Note 6. Deposits
----------------

The major types of deposits at June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                          June 30, 2000         December 31, 1999
                                                          -------------         -----------------
Type of Account
---------------

Non-interest bearing                                       $    42,653              $   31,328
NOW                                                            121,744                 113,426
Money market deposit                                            76,443                  80,597
Savings                                                        171,819                 171,064
Time deposits                                                  674,366                 660,535
                                                            ----------              ----------
                                                            $1,087,025              $1,056,950
                                                            ==========              ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at June 30, 2000 were $1.627 billion, an increase of $35.9 million, compared to $1.591 billion at December 31, 1999.

Loans receivable, net, increased by $57.0 million, or 5.5%, to a balance of $1.100 billion at June 30, 2000, compared to a balance of $1.043 billion at December 31, 1999. The increase was largely attributable to a $40.6 million increase in one- to four-family loans, as well as commercial lending (including commercial real estate) initiatives which accounted for another

$20.3 million of this growth. Deposit balances increased $30.1 million to $1.087 billion at June 30, 2000 from $1.057 billion at December 31, 1999, partly due to the results of new branches opened in late 1999 and early 2000.

Stockholder's equity at June 30, 2000 decreased to $155.2 million, compared to $167.5 million at December 31, 1999 due to the execution of the Company's seventh stock repurchase program. The Company repurchased 1,016,150 shares of common stock during the first half of 2000 at a total cost of $16.5 million. Under the 10% repurchase program authorized by the Board of Directors in January 2000, 245,942 shares remain to be purchased as of June 30, 2000.

Results of Operations

General

Net income increased to $4.3 million and $8.6 million for the three and six months ended June 30, 2000, respectively, as compared to net income of $4.0 million and $8.1 million for the three and six months ended June 30, 1999, respectively. Diluted earnings per share increased to $.41 and $.80 for the three and six months ended June 30, 2000, respectively, as compared to $.32 and $.65 for the same prior year periods. The higher percentage increase in earnings per share is the result of the Company's repurchase program which reduced the number of shares outstanding.

Interest Income

Interest income for the three and six months ended June 30, 2000 was $28.6 million and $56.7 million respectively, compared to $26.6 million and $52.6 million for the three and six months ended June 30, 1999, respectively. The increases in interest income were due to increases in average interest-earning assets of $24.4 million and $34.6 for the three and six months ended June 30, 2000, respectively, as compared to the same prior year periods. Additionally, the yield on average interest-earning assets increased to 7.42% and 7.38% on average for the three and six months ended June 30, 2000, respectively, compared to 7.00% and 7.01% on average in the same prior year periods. The asset yield benefited from a change in the mix of average-earning assets towards a higher concentration of loans receivable partly funded by reductions in lower yielding investment and mortgage-backed securities. For the three and six months ended June 30, 2000 loans receivable represented 70.2% and 69.4%, respectively, of average interest-earning assets as compared to 65.0% and 64.8%, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and six months ended June 30, 2000 was $16.1 million and $31.5 million respectively, compared to $14.5 million and $28.8 million for the three and six months ended June 30, 1999, respectively. The increases in interest expense were primarily the result of increases in the average cost of interest-bearing liabilities which rose to 4.61% and 4.55%, respectively, for the three and six months ended June 30, 2000, as compared to 4.34% and 4.36%, respectively, for the same prior year periods, as well as increases in average interest-bearing liabilities which rose by $54.2 million and $61.5 million for the three and six months ended June 30, 2000, respectively, as compared to the same prior year periods. The increase in funding costs was partly restrained, as compared to the larger increase in asset yield, due to the Company's focus on lower costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 38.0 % and 37.8% of average deposits for the three and six months ended June 30, 2000, respectively, as compared to 36.9% and 36.6%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 2000, the Company's provision for loan losses was $250,000 and $490,000, respectively, as compared to $225,000 and $450,000, respectively, for the same prior year periods. While the Company realized substantial loan growth over the past year, especially in the area of higher risk commercial loans, the provision for loan losses rose only modestly due to a decline in non-performing assets which decreased to $3.1 million at June 30, 2000 as compared to $4.9 million at June 30, 1999.

Other Income

Other income was $1.5 million and $2.9 million for the three and six months ended June 30, 2000, respectively, compared to $1.1 million and $2.6 million, respectively, for the same prior year periods. The Company sold $27.4 million of 30-year fixed-rate loans for the six months ended June 30, 1999 at a gain of $516,000, which completed a balance sheet restructuring begun in the fourth quarter of 1998. For the six months ended June 30, 2000 the Company sold $9.0 million of 30-year fixed-rate loans at a gain of $72,000. The Company periodically sells these loans to assist in the management of interest rate risk. For the three and six months ended June 30, 1999 the Company also recorded a loss of $49,000 on the sale of an investment security. Excluding the respective net gains on the sale of loans and securities, other income increased by $400,000, or 36.0%, and $649,000 or 30.5%, for the three and six months ended June 30, 2000, respectively, as compared to the same prior year periods. Fees and service charges increased due to the growth in commercial account services and retail core account balances. The Company continues to focus on growing non-interest revenue with the recent introduction of Trust and Asset Management services.

Operating Expenses

Operating expenses were $7.2 million and $14.4 million, respectively, for the three and six months ended June 30, 2000, as compared to $6.7 million and $13.2 million, respectively, in the same prior year periods. The increases were principally due to the costs associated with the opening of the Bank's twelfth and thirteenth branch offices in September and October 1999 and the Bank's fourteenth branch office in May 2000, and the introduction of the Company's Trust and Asset Management business line. These increases were partly offset by decreases of $96,000 and $195,000 for the three and six months ended June 30, 2000, respectively, as compared to the same prior year periods in federal deposit insurance due to a decline in the assessment rate.

Provision for Income Taxes

Income tax expense was $2.3 million and $4.5 million for the three and six months ended June 30, 2000, respectively, compared to $2.2 million and $4.5 million for the same prior year periods. The effective tax rate declined for the three and six months ended June 30, 2000, as compared for the same prior year periods partly due to an increase in the nontaxable income from Bank Owned Life Insurance.

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

At June 30, 2000, the Company had $43.0 million of outstanding overnight borrowings from the FHLB, an increase from no overnight borrowings at December 31, 1999. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $329.6 million at June 30, 2000, a decrease from $354.9 million at December 31, 1999. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the six months ended June 30, 2000, were primarily provided by principal payments on loans and mortgage-backed securities, increased deposits and increased total borrowings. The cash was principally utilized for loan originations and the purchase of treasury stock. For the six months ended June 30, 1999, the cash needs of the Company were primarily satisfied by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased total borrowings. The cash provided was principally used for the purchase of investment and mortgage-backed securities, the origination of loans and the purchase of treasury stock.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of June 30, 2000 and December 31, 1999, the Bank's liquidity ratios were 7.4% and 8.9%, respectively, both in excess of the minimum regulatory requirement.

At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital of $129.8 million, or 7.9%, of total adjusted assets, which is above the required level of $24.6 million or 1.5%; core capital of $129.8 million or 7.9% of total adjusted assets, which is above the required level of $49.1 million, or 3.0%; and risk-based capital of $138.4 million, or 15.7% of risk-weighted assets, which is above the required level of $70.4 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at June 30, 2000 or December 31, 1999. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                               June 30,      December 31,
                                                 2000           1999
                                                -------        -------
                                                 (dollars in thousands)

Non-accrual loans:
 Real estate:
  One-to four-family                            $ 2,847        $ 2,401
  Commercial real estate,
   multi-family and land                            -              362
 Consumer                                           141            222
                                                -------        -------
  Total                                           2,988          2,985
REO, net                                             86            292
                                                -------        -------
  Total non-performing assets                   $ 3,074        $ 3,277
                                                =======        =======

Non-performing loans as a percent of total
 loans receivable                                   .27%           .28%
Non-performing assets as a percent of total
 assets                                             .19            .21
Allowance for loan losses as a percent of
 total loans receivable                             .78            .78
Allowance for loan losses as percent of
 total non-performing loans                      291.20         275.48


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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at June 30, 2000 was negative 16.3% as compared to negative 11.8% at December 31, 1999. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of June 30, 2000 and December 31, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 1999.

At June 30, 2000, the Company's NPV in a static rate environment is less than the NPV at December 31, 1999, reflecting the Company's declining capital levels resulting from common stock repurchase programs. Also, in a shocked interest rate environment, the Company projects a greater percent change in NPV at June 30, 2000 than was the case at December 31, 1999. The heightened interest rate sensitivity is primarily due to the declining capital base which accentuates, on a percentage basis, similar dollar changes in NPV. Additionally, the generally higher interest rate environment reduces anticipated prepayment speeds on mortgage loans and mortgage-backed securities and reduces the likelihood that a callable security is called before its stated maturity date.


                                    June 30, 2000                                          December 31, 1999
                 -------------------------------------------------   ----------------------------------------------------

                    Net Portfolio Value        Net Interest Income        Net Portfolio Value        Net Interest Income
-------------------------------------------------------------------- ----------------------------------------------------
Change in
Interest
Rates in
Basis Points                           NPV                                                   NPV
(Rate Shock)      Amount   % Change   Ratio     Amount   % Change      Amount    % Change   Ratio      Amount   % Change
-------------------------------------------------------------------- ----------------------------------------------------
(dollars in
thousands)
300              $ 94,459     (46.6)%   6.6%    $38,406     (15.6)%    $119,838     (40.0)%   8.4%     $44,212      (9.3)%
200               127,403     (28.0)    8.6      41,095      (9.7)      151,710     (24.0)   10.3       46,123      (5.3)
100               155,857     (11.9)   10.2      43,596      (4.2)      179,446     (10.1)   11.8       47,765      (2.0)
Static            176,913         -    11.2      45,496         -       199,646         -    12.8       48,724         -
(100)             192,233       8.7    11.9      46,975       3.3       213,252       6.8    13.3       49,251       1.1
(200)             197,913      11.9    12.0      47,834       5.1       217,678       9.0    13.4       48,927       1.4
(300)             197,222      11.5    11.8      48,105       5.7       216,809       8.6    13.2       47,865      (1.8)


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

              3.2  Bylaws of OceanFirst Financial Corp.

              4.0  Stock Certificate of OceanFirst Financial Corp.*

              27   Financial Data Schedule (filed herewith)

          b) The Company filed a Form 8-K on June 28, 2000 announcing that OceanFirst Bank, the wholly-owned subsidiary of OceanFirst Financial Corp., had entered into a Stock Purchase Agreement pursuant to which OceanFirst Bank would acquire Columbia Equities, Ltd., a New York chartered mortgage brokerage company based in Tarrytown, New York.

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

                                    OceanFirst Financial Corp.
                                    --------------------------------------------
                                    Registrant


DATE:  August 11, 2000               /s/ John R. Garbarino
                                    ------------------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  August 11, 2000               /s/ Michael Fitzpatrick
                                    ------------------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer