Form 10-Q
period 2000-09-30
OCEANFIRST FINANCIAL CORP
filed 2000-11-13
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to __________

                        Commission file number 0-27428

                          OceanFirst Financial Corp.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                    22-3412577
  -------------------------------           ------------------------------------
  (State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


   975 Hooper Avenue, Toms River, NJ                       08753
  ----------------------------------        ------------------------------------
  (Address of principal executive offices)               (Zip Code)


  Registrant's telephone number, including area code:       (732)240-4500
                                                      --------------------------


  ---------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      X
YES _____ NO _____.

As of November 9, 2000, there were 11,327,111 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                          OceanFirst Financial Corp.

                              INDEX TO FORM 10-Q



PART I.    FINANCIAL INFORMATION
-------    ---------------------
                                                                          PAGE
                                                                          ----
Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            as of September 30, 2000 and December 31, 1999...............   1

            Consolidated Statements of Income for the three and nine
            months ended September 30, 2000 and 1999.....................   2

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2000 and 1999.....................   3

            Notes to Consolidated Financial Statements...................   5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7

Item 3.     Quantitative and Qualitative Disclosure about Market Risk....  10


Part II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings............................................  12

Item 2.     Changes in Securities........................................  12

Item 3.     Default Upon Senior Securities...............................  12

Item 4.     Submission of Matters to a Vote of Security Holders..........  12

Item 5.     Other Information............................................  12

Item 6.     Exhibits and Reports on Form 8-K.............................  12


Signatures  .............................................................  13

                           OceanFirst Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)

                                                                                                     September 30,   December 31,
                                                                                                          2000           1999
                                                                                                     -------------   ------------
                                                                                                      (Unaudited)
ASSETS
------

Cash and due from banks                                                                                 $   15,047     $   10,007
Investment securities available for sale                                                                   132,622        120,780
Federal Home Loan Bank of New York stock, at cost                                                           20,000         16,800
Mortgage-backed securities available for sale                                                              272,993        346,182
Loans receivable, net                                                                                    1,126,950      1,042,975
Mortgage loans held for sale                                                                                33,387              -
Interest and dividends receivable                                                                           10,152          8,468
Real estate owned, net                                                                                         223            292
Premises and equipment, net                                                                                 14,344         13,889
Servicing asset                                                                                             13,902          2,244
Other assets                                                                                                29,897         29,270
                                                                                                        ----------   ------------

      Total assets                                                                                      $1,669,517     $1,590,907
                                                                                                        ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                                                $1,098,007     $1,056,950
Federal Home Loan Bank advances                                                                            127,300        115,000
Securities sold under agreements to repurchase                                                             273,985        239,867
Advances by borrowers for taxes and insurance                                                                7,057          5,990
Other liabilities                                                                                            5,129          5,570
                                                                                                        ----------   ------------

      Total liabilities                                                                                  1,511,478      1,423,377
                                                                                                        ----------   ------------

Stockholders' Equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                                              -              -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 11,380,111 and 12,620,923
      shares outstanding at September 30, 2000 and December 31,
      1999,  respectively                                                                                      181            181
   Additional paid-in capital                                                                              179,331        178,850
   Retained earnings-substantially restricted                                                              119,824        113,169
   Accumulated other comprehensive loss                                                                     (7,641)        (9,568)
   Less: Unallocated common stock held by
             Employee Stock Ownership Plan                                                                (14,548)       (15,727)
         Unearned Incentive Awards                                                                         (2,579)        (4,030)
         Treasury stock, (6,738,137 and 5,497,325 shares
             at September 30, 2000 and December 31, 1999,
             respectively)                                                                               (116,529)       (95,345)
                                                                                                        ----------   ------------

         Total stockholders' equity                                                                       158,039        167,530
                                                                                                        ----------   ------------

         Total liabilities and stockholders' equity                                                    $1,669,517     $1,590,907
                                                                                                        ==========   ============

See accompanying notes to unaudited consolidated financial statements.

                          OceanFirst Financial Corp.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                       For the three months   For the nine months,
                                                        ended September 30     ended September 30,
                                                      ----------------------  ---------------------
                                                          2000         1999         2000       1999
                                                       -------      -------      -------    -------
                                                            (Unaudited)              (Unaudited)
Interest income:
  Loans                                                $21,753      $18,913      $62,395    $55,258
  Mortgage-backed securities                             5,216        5,974       16,442     17,728
   Investment securities and other                       2,578        2,224        7,404      6,718
                                                       -------      -------      -------    -------
      Total interest income                             29,547       27,111       86,241     79,704
                                                       -------      -------      -------    -------

Interest expense:
  Deposits                                              11,361       10,240       32,682     30,646
  Borrowed funds                                         6,025        4,534       16,219     12,970
                                                       -------      -------      -------    -------
      Total interest expense                            17,386       14,774       48,901     43,616
                                                       -------      -------      -------    -------

      Net interest income                               12,161       12,337       37,340     36,088

Provision for loan losses                                  255          225          745        675
                                                       -------      -------      -------    -------
      Net interest income after provision
          for loan losses                               11,906       12,112       36,595     35,413
                                                       -------      -------      -------    -------

Other income:
  Fees and service charges                               1,227          919        3,340      2,586
  Net (loss) gain on sales of loans and securities
         available for sale                             (1,261)          35       (1,189)       502
  Income from other real estate operations, net             56           69          127        145
  Other                                                    400          241          997        629
                                                       -------      -------      -------    -------
   Total other income                                      422        1,264        3,275      3,862
                                                       -------      -------      -------    -------

Operating expenses:
  Compensation and employee benefits                     4,397        3,869       12,956     11,247
  Occupancy                                                646          564        1,785      1,557
  Equipment                                                418          326        1,145        991
  Marketing                                                320          431        1,011      1,254
  Federal deposit insurance                                120          208          360        642
  Data processing                                          425          336        1,190        989
  General and administrative                             1,934        1,101        4,219      3,397
                                                       -------      -------      -------    -------

     Total operating expenses                            8,260        6,835       22,666     20,077
                                                       -------      -------      -------    -------

     Income before provision for income taxes            4,068        6,541       17,204     19,198
Provision for income taxes                                 248        2,364        4,733      6,895
                                                       -------      -------      -------    -------

      Net income                                       $ 3,820      $ 4,177      $12,471    $12,303
                                                       =======      =======      =======    =======

Basic earnings per share                                  $.38         $.35        $1.19      $1.01
                                                       =======      =======      =======    =======
Diluted earnings per share                                $.36         $.34        $1.16       $.98
                                                       =======      =======      =======    =======

Average basic shares outstanding                        10,091       11,884       10,437     12,238
                                                       =======      =======      =======    =======
Average diluted shares outstanding                      10,501       12,250       10,739     12,501
                                                       =======      =======      =======    =======


See accompanying notes to unaudited consolidated financial statements.

                          OceanFirst Financial Corp.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                              For the nine months
                                                                              ended September 30,
                                                                             ---------------------
                                                                                  2000        1999
                                                                              --------    --------
                                                                                   (Unaudited)
Cash flows from operating activities:
  Net income                                                                  $ 12,471    $ 12,303
                                                                              --------    --------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                           1,185       1,122
    Amortization of Incentive Awards                                             1,451       1,450
    Amortization of ESOP                                                         1,179         978
    ESOP adjustment                                                                442         644
    Amortization of servicing asset                                                361         289
    Amortization of deposit premium                                                 78          78
    Net premium amortization in excess of discount
         accretion on securities                                                   293         926
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                               (202)       (259)
    Provision for loan losses                                                      745         675
    Net gain on sales of real estate owned                                        (161)       (220)
    Net loss (gain) on sales of loans and securities available for sale          1,189        (502)
    Proceeds from sales of mortgage loans held for sale                         51,297      43,619
    Mortgage loans originated for sale                                         (61,866)    (24,228)
    (Increase) decrease  in interest and dividends receivable                   (1,586)        457
    Decrease (increase) in servicing asset and other assets                        192        (577)
    Decrease in other liabilities                                               (1,217)        165
                                                                              --------    --------
      Total adjustments                                                         (6,620)     24,617
                                                                              --------    --------
      Net cash provided by operating activities                                  5,851      36,920
                                                                              --------    --------

Cash flows from investing activities:
  Net increase in loans receivable                                             (85,162)    (73,803)
  Purchase of investment securities available for sale                         (12,500)    (14,426)
  Proceeds from sale of investment securities                                   30,279         121
  Purchase of mortgage-backed securities available for sale                          -     (97,251)
  Proceeds from maturities of investment securities
         available for sale                                                        200      30,042
  Principal payments on mortgage-backed securities
         available for sale                                                     44,498     103,859
  Purchases of Federal Home Loan Bank of New York Stock                         (3,200)          -
  Proceeds from sales of real estate owned                                         974         902
  Purchases of premises and equipment                                           (1,321)       (692)
  Acquisition of Columbia Equities, Ltd. net of cash and cash equivalents       (2,954)          -
                                                                              --------    --------
      Net cash used in investing activities                                    (29,186)    (51,248)
                                                                              --------    --------

                                                                                     Continued

                           OceanFirst Financial Corp.
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                             (dollars in thousands)


                                                                              For the nine months
                                                                              ended September 30,
                                                                             ---------------------
                                                                                  2000        1999
                                                                              --------    --------
                                                                                   (Unaudited)
Cash flows from financing activities:
  Increase in deposits                                                        $ 41,057    $  9,626
  Increase in Federal Home Loan Bank advances                                  (20,396)          -
  Increase in securities sold under agreements
         to repurchase                                                          34,118      30,429
  Increase in advances by borrowers for taxes and
         insurance                                                                 596       1,015
  Exercise of Stock Options                                                        908          17
  Dividends paid                                                                (5,632)     (5,382)
  Purchase of treasury stock                                                   (22,276)    (25,058)
                                                                              --------    --------
      Net cash provided by financing activities                                 28,375      10,647
                                                                              --------    --------

      Net increase (decrease) in cash and due from banks                         5,040      (3,681)

Cash and due from banks at beginning of period                                  10,007      10,295
                                                                              --------    --------

Cash and due from banks at end of period                                      $ 15,047    $  6,614
                                                                              ========    ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                                $ 48,971    $ 43,376
      Income taxes                                                               4,295       5,374
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                            644       1,041
      Mortgage loans securitized into mortgage-backed
         Securities                                                             14,035      37,200
                                                                              ========    ========
Supplemental Information to the Consolidated Statements of Cash
Flows Relating to the Acquisition of Columbia Equities, Ltd:

Non cash investing and financing transactions relating to the acquisition of Columbia Equities, Ltd. that are not reflected in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 are listed below:

  Fair value of assets acquired, excluding cash and cash                      $ 36,045
   equivalents                                                                 (33,982)
  Liabilities assumed                                                         ========

See accompanying notes to unaudited consolidated financial statements.

                          OceanFirst Financial Corp.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1. Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the "Company") and its wholly-owned subsidiary, OceanFirst Bank (the "Bank") and its wholly-owned subsidiaries, Columbia Equities, Ltd., OceanFirst Realty Inc. and Ocean Investment Services, Inc.

The Bank completed the acquisition of Columbia Equities, Ltd. ("Columbia"), a mortgage brokerage company based in Tarrytown, New York on August 18, 2000 in a transaction accounted for as a purchase. Accordingly, the assets and liabilities of Columbia were recorded on the books of the Bank at their fair market values of $37.1 million and $34.0 million, respectively. In October 2000, the Company sold servicing rights with a book value and market value of $7.1 million. The cost of the acquisition was $4 million. The Company's consolidated results of operations include Columbia's results commencing on August 18, 2000.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

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

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999:

                                                               Three months ended    Nine months ended
                                                                  September 30,        September 30,
                                                              --------------------  -------------------
                                                                 2000       1999       2000      1999
                                                                ------     ------     ------   -------
     Weighted average shares issued net of Treasury shares      11,534     13,594     11,932    13,994
     Less: Unallocated ESOP shares                              (1,164)    (1,292)    (1,195)   (1,325)
           Unallocated incentive award shares                     (279)      (418)      (300)     (431)
                                                                ------     ------     ------   -------
     Average basic shares outstanding                           10,091     11,884     10,437    12,238
     Add:  Effect of dilutive securities:
           Stock options                                           288        228        180       132
           Incentive awards                                        122        138        122       131
                                                                ------     ------     ------   -------
     Average diluted shares outstanding                         10,501     12,250     10,739    12,501
                                                                ======     ======     ======   =======

Note 3.  Comprehensive Income
-----------------------------

For the three month periods ended September 30, 2000 and 1999 total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $8,807,000 and $64,000, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive income amounted to $14,398,000 and $4,326,000, respectively.

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

In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133". SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the company's adoption of SFAS No. 133 (January 1, 2001). The initial adoption of SFAS No. 133 and SFAS No. 138 are not expected to have a material impact on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans, and securities; factoring transactions; wash sales; servicing assets and liabilities, collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations; and extinguishment of liabilities. While most of the provision of SFAS No. 140 are effective for transactions entered into after March 31, 2001, companies with fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial statements.

Note 5. Loans Receivable, Net
-----------------------------

Loans receivable, net at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------
Real estate:
   One- to four-family                         $  988,410          $  917,481
   Commercial real estate, multi-
     family and land                               87,635              57,142
   Construction                                     6,698               7,791
Consumer                                           60,866              56,040
Commercial                                         27,673              15,569
                                               ----------          ----------
          Total loans                           1,171,282           1,054,023


   Loans in process                                (2,450)             (2,790)
   Deferred fees                                      398                 (78)
   Unearned premium                                    28                  43
   Allowance for loan losses                       (8,921)             (8,223)
                                               ----------          ----------
        Total loans, net                        1,160,337           1,042,975

Less: mortgage loans held for sale                 33,387                   -
                                               ----------          ----------
        Loans receivable, net                  $1,126,950          $1,042,975
                                               ==========          ==========

Note 6. Deposits
----------------

The major types of deposits at September 30, 2000 and December 31, 1999 were as follows (in thousands):


                          September 30, 2000   December 31, 1999
                          ------------------   -----------------

Type of Account
---------------

Non-interest bearing            $   49,832         $   31,328
NOW                                136,637            113,426
Money market deposit                73,413             80,597
Savings                            170,221            171,064
Time deposits                      667,904            660,535
                                ----------         ----------
                                $1,098,007         $1,056,950
                                ==========         ==========

Note 7. Income Taxes
--------------------

The Company recognized an income tax benefit of $1.1 million in the third quarter of 2000 relating to the additional charitable donation expense associated with the 1996 formation of the OceanFirst Foundation (the "Foundation"). The Company established the Foundation as part of the conversion to public ownership and recorded a charitable donation expense of $13.4 million in 1996. Charitable donations are tax deductible subject to a limitation of 10% of annual taxable income. The Company is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made. Based on the Company's original estimate of taxable income for 1996 and the carry forward period, $4.3 million of charitable donation expense was considered not tax deductible because the Company believed it was unlikely to realize sufficient earnings over the six year period to take the full deduction. After considering the Company's recent strong earnings performance and expectations for taxable income through December 31, 2001, the Company now estimates that an additional $3.0 million of charitable donation expense will be recognized for tax purposes, providing for a tax benefit of $1.1 million. The Company has a remaining charitable expense carry forward of $1,256,000 ($440,000 on an after-tax basis) which expires at December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at September 30, 2000 were $1.670 billion, an increase of $78.6 million, compared to $1.591 billion at December 31, 1999.

Loans receivable, net, increased by $84.0 million, or 8.1%, to a balance of $1.127 billion at September 30, 2000, compared to a balance of $1.043 billion at December 31, 1999. The increase was largely attributable to commercial lending (including commercial real estate) initiatives which accounted for $42.6 million of this growth. Mortgage loans held for sale increased to $33.4 million at September 30, 2000 as compared to no mortgage loans held for sale at December 31, 1999 with most of this increase representing loans held by Columbia Equities, Ltd. Deposit balances increased $41.1 million to $1.098 billion at September 30, 2000 from $1.057 billion at December 31, 1999, partly due to the results of new branches opened in late 1999 and early 2000.

Stockholder's equity at September 30, 2000 decreased to $158.0 million, compared to $167.5 million at December 31, 1999 due to the execution of the Company's seventh and eighth stock repurchase programs. The Company repurchased 1,304,592 shares of common stock during the first nine months of 2000 at a total cost of $22.3 million. Under the 10% repurchase program authorized by the Board of Directors in August 2000, 1,095,743 shares remain to be purchased as of September 30, 2000.

Results of Operations

General

Net income decreased to $3.8 million for the three months ended September 30, 2000, as compared to net income of $4.2 million for the three months ended September 30, 1999 while diluted earnings per share increased to $.36 for the three months ended September 30, 2000, as compared to $.34 for the same prior year period. Net income and diluted earnings per share for the nine months ended September 30, 2000 increased to $12.5 million and $1.16, respectively, as compared to $12.3 million and $.98, respectively, for the same prior year periods. The higher percentage increase in earnings per share is the result of the Company's repurchase program which reduced the number of shares outstanding.

Interest Income

Interest income for the three and nine months ended September 30, 2000 was $29.5 million and $86.2 million, respectively, compared to $27.1 million and $79.7 million for the three and nine months ended September 30, 1999, respectively. The increases in interest income were due to increases in average interest-earning assets of $51.0 million and $40.1 for the three and nine months ended September 30, 2000, respectively, as compared to the same prior year periods. Additionally, the yield on average interest-earning assets increased to 7.50% and 7.42% on average for the three and nine months ended September 30, 2000, respectively, compared to 7.11% and 7.04% on average in the same prior year periods. The asset yield benefited from a change in the mix of average-earning assets towards a higher concentration of loans receivable partly funded by reductions in lower yielding investment and mortgage-backed securities. For the three and nine months ended September 30, 2000 loans receivable represented 71.5% and 70.1%, respectively, of average interest-earning assets as compared to 66.5% and 65.4%, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and nine months ended September 30, 2000 was $17.4 million and $48.9 million respectively, compared to $14.8 million and $43.6 million for the three and nine months ended September 30, 1999, respectively. The increases in interest expense were primarily the result of increases in the average cost of interest-bearing liabilities which rose to 4.85% and 4.65%, respectively, for the three and nine months ended September 30, 2000, as compared to 4.37% and 4.36%, respectively, for the same prior year periods, as well as increases in average interest-bearing liabilities which rose by $81.0 million and $68.0 million for the three and nine months ended September 30, 2000, respectively, as compared to the same prior year periods. The Company's stock repurchase programs will generally cause interest-bearing liabilities to rise at a greater rate than interest-earning assets due to the reduction in stockholders' equity as a funding source.

Provision for Loan Losses

For the three and nine months ended September 30, 2000, the Company's provision for loan losses was $255,000 and $745,000, respectively, as compared to $225,000 and $675,000, respectively, for the same prior year periods. While the Company realized substantial loan growth over the past year, especially in the area of higher risk commercial loans, the provision for loan losses rose only modestly due to a decline in non-performing assets which decreased to $3.4 million at September 30, 2000 as compared to $4.5 million at September 30, 1999.

Other Income

Other income was $422,000 and $3.3 million for the three and nine months ended September 30, 2000, respectively, compared to $1.3 million and $3.9 million, respectively, for the same prior year periods. For the three and nine months ended September 30, 2000 the Company recognized a loss of $1.6 million on the restructuring sale of $32.1 million of securities available for sale. For the nine months ended September 30, 1999 the Company recorded a loss of $49,000 on the sale of an investment security. For the three and nine months ended September 30, 2000 the Company also sold 30-year fixed-rate loans for a gain of $375,000 and $447,000, respectively, as compared to a gain of $35,000 and $551,000, respectively, in the same prior year periods. The Bank periodically sells these loans to assist in the management of interest rate risk, while Columbia Equities, Ltd., as a mortgage banker, sells all of its mortgage loan production.

Excluding the respective net gains or losses on the sale of loans and securities, other income increased by $454,000, or 36.9%, and $1.1 million, or 32.9%, for the three and nine months ended September 30, 2000, respectively, as compared to the same prior year periods. Fees and service charges increased due to the growth in commercial account services and retail core account balances. The Company continues to focus on growing non-interest revenue with the March 2000 introduction of Trust and Asset Management services. For the three months ended September 30, 2000 trust service fees amounted to $27,000 and at September 30, 2000 trust assets under management totaled $30.2 million.

Operating Expenses

Operating expenses were $8.3 million and $22.7 million, respectively, for the three and nine months ended September 30, 2000, as compared to $6.8 million and $20.1 million, respectively, in the same prior year periods. Included in general and administrative expense for the three and nine months ended September 30, 2000, are certain costs associated with the acquisition and ongoing operations of Columbia Equities, Ltd., and costs associated with the opening of the Bank's twelfth and thirteenth branch offices in September and October 1999, the Bank's fourteenth branch office in May 2000, and the introduction of the Company's Trust and Asset Management business line. These increases were partly offset by decreases of $88,000 and $282,000 for the three and nine months ended September 30, 2000, respectively, as compared to the same prior year periods in federal deposit insurance due to a decline in the assessment rate.

Provision for Income Taxes

Income tax expense was $248,000 and $4.7 million for the three and nine months ended September 30, 2000, respectively, compared to $2.4 million and $6.9 million for the same prior year periods due to the recognition of an income tax benefit of $1.1 million in the third quarter of 2000 relating to the additional charitable donation expense associated with the 1996 formation of the OceanFirst Foundation (see Note 7 to the unaudited consolidated financial statements).

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

At September 30, 2000, the Company had $77.3 million of outstanding overnight borrowings from the FHLB, an increase from no overnight borrowings at December 31, 1999. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $358.3 million at September 30, 2000, an increase from $354.9 million at December 31, 1999. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the nine months ended September 30, 2000, were primarily provided by principal payments on loans and mortgage-backed securities, increased deposits and increased total borrowings. The cash was principally utilized for loan originations and the purchase of treasury stock. For the nine months ended September 30, 1999, the cash needs of the Company were primarily satisfied by maturities of investment securities available for sale, principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased total borrowings. The cash provided was principally used for the purchase of investment and mortgage-backed securities, the origination of loans and the purchase of treasury stock.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and other securities and obligations generally having remaining maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of September 30, 2000 and December 31, 1999, the Bank's liquidity ratios were 6.1% and 8.9%, respectively, both in excess of the minimum regulatory requirement.

At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital of $115.0 million, or 6.9%, of total adjusted assets, which is above the required level of $25.0 million or 1.5%; core capital of $115.0 million or 6.9% of total adjusted assets, which is above the required level of $50.0 million, or 3.0%; and risk-based capital of $123.8 million, or 13.2% of risk-weighted assets, which is above the required level of $75.1 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). The Company had no troubled-debt restructured loans within the meaning of SFAS 15 at September 30, 2000 or December 31, 1999. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                                   September 30,  December 31,
                                                       2000          1999
                                                     -------        -------
                                                     (dollars in thousands)
Non-accrual loans:
      Real estate:
              One-to four-family                     $ 2,846        $ 2,401
              Commercial real estate,
               multi-family and land                     184            362
      Consumer                                           141            222
                                                     -------        -------
              Total                                    3,171          2,985
REO, net                                                 223            292
                                                     -------        -------
              Total non-performing assets            $ 3,394        $ 3,277
                                                     =======        =======

Non-performing loans as a percent of total
 loans receivable                                        .27%           .28%
Non-performing assets as a percent of total
 assets                                                  .20            .21
Allowance for loan losses as a percent of
 total loans receivable                                  .76            .78
Allowance for loan losses as percent of
 total non-performing loans                           281.33         275.48

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at September 30, 2000 was negative 16.3% as compared to negative 11.8% at December 31, 1999. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of September 30, 2000 and December 31, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 1999.

At September 30, 2000, the Company's NPV in a static rate environment is less than the NPV at December 31, 1999, reflecting the Company's declining capital levels resulting from common stock repurchase programs. Also, in a shocked interest rate environment, the Company projects a greater percent change in NPV at September 30, 2000 than was the case at December 31, 1999. The heightened interest rate sensitivity is primarily due to the declining capital base which accentuates, on a percentage basis, similar dollar changes in NPV. Additionally, the generally higher interest rate environment reduces anticipated prepayment speeds on mortgage loans and mortgage-backed securities and reduces the likelihood that a callable security is called before its stated maturity date.


                            September 30, 2000                                       December 31, 1999
              ---------------------------------------------------     --------------------------------------------------
              Net Portfolio Value             Net Interest Income     Net Portfolio Value            Net Interest Income
-----------------------------------------------------------------     --------------------------------------------------
Change in
 Interest
 Rates in
 Basis Points                          NPV                                                   NPV
 (Rate Shock)     Amount   % Change   Ratio     Amount   % Change      Amount    % Change   Ratio      Amount   % Change
-----------------------------------------------------------------      -------------------------------------------------
(dollars in
 thousands)
300              $114,789     (39.9)%   7.7%    $37,131     (15.8)%    $119,838     (40.0)%   8.4%     $44,212      (9.3)%
200               143,295     (25.0)    9.4      39,645     (10.1)      151,710     (24.0)   10.3       46,123      (5.3)
100               170,328     (10.9)   10.8      42,151      (4.5)      179,446     (10.1)   11.8       47,765      (2.0)
Static            191,112         -    11.8      44,121         -       199,646         -    12.8       48,724         -
(100)             205,849       7.7    12.4      45,651       3.5       213,252       6.8    13.3       49,251       1.1
(200)             211,657      10.8    12.6      46,526       5.5       217,678       9.0    13.4       48,927       1.4
(300)             210,917      10.4    12.4      46,669       5.8       216,809       8.6    13.2       47,865      (1.8)

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

             3.2  Bylaws of OceanFirst Financial Corp.**

             4.0  Stock Certificate of OceanFirst Financial Corp.*

             27   Financial Data Schedule (filed herewith)


* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 7, 1995, as amended, Registration No. 33-80123.

** Incorporated herein by reference into this document from the Exhibit to Form
   10-Q, Quarterly Report, filed on August 11, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OceanFirst Financial Corp.
                                    -----------------------------------
                                    Registrant


DATE:  November 10, 2000             /s/ John R. Garbarino
                                    -----------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:  November 10, 2000             /s/ Michael Fitzpatrick
                                    -----------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer