Form 10-K405
period 2000-12-31
OCEANFIRST FINANCIAL CORP
filed 2001-03-23
CIK 1004702

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended December 31, 2000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $225,283,506, based upon the last sales price as quoted on The Nasdaq Stock Market for March 16, 2001.

     The number of shares of Common Stock outstanding as of March 16, 2001 is 10,788,395.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference into Part II of this Form 10-K.

     The Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                                                             PAGE
                                                      PART I

Item 1.      Business....................................................................................      1

Item 2.      Properties..................................................................................     30

Item 3.      Legal Proceedings...........................................................................     31

Item 4.      Submission of Matters to a Vote of Security Holders.........................................     31

                                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................................................     32

Item 6.      Selected Financial Data.....................................................................     32

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................................................     32

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................     32

Item 8.      Financial Statements and Supplementary Data.................................................     32

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....................................................      32

                                                    PART III

Item 10      Directors and Executive Officers of the Registrant..........................................     32

Item 11      Executive Compensation......................................................................     32

Item 12      Security Ownership of Certain Beneficial Owners
             and Management..............................................................................     33

Item 13      Certain Relationships and Related Transactions..............................................     33

                                                   PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.................................................................................     33

SIGNATURES

                                     PART I

Item 1.  Business
-----------------

General

OceanFirst Financial Corp. (the "Company") was organized by the Board of Directors of OceanFirst Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form, which was completed on July 2, 1996. On August 18, 2000 the Bank acquired Columbia Equities, Ltd. ("Columbia"), a mortgage banking company based in Tarrytown, NY in a transaction accounted for as a purchase. At December 31, 2000, the Company had consolidated total assets of $1.6 billion and total equity of $157.7 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a federally chartered mutual savings bank in 1989. The Bank's principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans within its market area. To a significantly lesser extent, the Bank invests in commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, and other investments permitted by applicable law and regulations. As a mortgage banking subsidiary of the Bank, Columbia originates, sells and services a full product line of residential mortgage loans. Columbia sells virtually all loan production into the secondary market and the Bank also periodically sells part of its 30-year fixed rate mortgage loan production. Presently, servicing rights are retained in connection with most loan sales. The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank ("FHLB") advances and other borrowings and to a lesser extent, investment maturities and proceeds from the sale of loans.

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

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and fourteen additional branch offices, eleven located in Ocean County, two located in Monmouth County and one located in Middlesex County, New Jersey. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Ocean County and Southern Monmouth County. Columbia's loan volume is primarily derived from the tri-state area around New York City. Columbia conducts business through an administrative and production office in Tarrytown, New York and satellite production offices in Whitestone, New York; Westport, Connecticut; and Pompton Plains, New Jersey.

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

The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces increasing competition for deposits from short-term money market funds, other corporate and government securities funds and from other financial service institutions such as brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition.  The Bank's loan portfolio consists primarily of
--------------------------
conventional first mortgage loans secured by one- to four-family residences. At December 31, 2000, the Bank had total loans outstanding of $1.184 billion, of which $993.7 million or 83.93% of total loans, were one- to four-family, residential mortgage loans. The remainder of the portfolio consisted of $89.7 million of commercial real estate, multi-family and land loans, or 7.57% of total loans; $8.0 million of real estate construction loans, or .67% of total loans; $62.9 million of consumer loans, primarily home equity loans and lines of credit, equaling 5.32% of total loans; and $29.7 million of commercial loans, or 2.51% of total loans. Included in total loans are $35.6 million in loans held for sale at December 31, 2000. At that same date, 41.02% of the Bank's total loans had adjustable interest rates.

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

                                                                               At December 31,
                                             ---------------------------------------------------------------------------------
                                                        2000                        1999                     1998
                                             --------------------------    ------------------------    -----------------------
                                                              Percent                     Percent                    Percent
                                                 Amount       of Total       Amount       of Total      Amount       of Total
                                             ------------    ----------    ----------    ----------    --------    -----------
                                                                                     (Dollars in thousands)
Real estate:
     One- to four-family...................    $  993,706        83.93%    $  917,481        87.04%    $869,769        89.10%
     Commercial real estate,
          multi-family and land............        89,663         7.57         57,142         5.42       42,008         4.30
     Construction..........................         7,973          .67          7,791          .74        6,108          .63
Consumer (1)...............................        62,923         5.32         56,040         5.32       51,785         5.31
Commercial loans...........................        29,687         2.51         15,569         1.48        6,483          .66
                                               ----------       ------     ----------       ------     --------       ------
        Total loans........................     1,183,952       100.00%     1,054,023       100.00%     976,153       100.00%
                                                                ======                      ======                    ======

Undisbursed loan funds.....................        (2,927)                     (2,790)                   (1,996)
Unamoritized premium (discount), net.......            19                          43                        62
Deferred origination costs (fees), net.....           561                         (78)                     (608)
Allowance for loan losses..................        (9,138)                     (8,223)                   (7,460)
                                               ----------                  ----------                  --------
        Total loans, net...................     1,172,467                   1,042,975                   966,151
Less:
   Mortgage loans held for sale............        35,588                           -                    25,140
                                               ----------                  ----------                  --------
        Loans receivable, net..............    $1,136,879                  $1,042,975                  $941,011
                                               ==========                  ==========                  ========

Total loans:
   Adjustable rate.........................    $  485,660        41.02%    $  470,238        44.61%    $458,809        47.00%
   Fixed rate..............................       698,292        58.98        583,785        55.39      517,344        53.00
                                               ----------       ------     ----------       ------     --------       ------
                                               $1,183,952       100.00%    $1,054,023       100.00%    $976,153       100.00%
                                               ==========       ======     ==========       ======     ========       ======

                                               ---------------------------------------------------
                                                         1997                       1996
                                               --------------------------   ----------------------
                                                                Percent                  Percent
                                                  Amount        of Total      Amount     of Total
                                               -----------     ----------   ----------  ----------
Real estate:
     One- to four-family...................      $711,548        89.57%      $628,525      91.05%
     Commercial real estate,
          multi-family and land............         25,699        3.24         15,634       2.26
     Construction..........................         8,748         1.10          9,287       1.35
Consumer (1)...............................        45,417         5.72         36,860       5.34
Commercial loans...........................         2,904          .37              -          -
                                                 --------       ------       --------     ------
        Total loans........................       794,316       100.00%       690,306     100.00%
                                                                ======                    ======

Undisbursed loan funds.....................        (2,867)                     (3,517)
Unamoritized premium (discount), net.......            (9)                        (11)
Deferred origination costs (fees), net.....        (1,133)                     (1,302)
Allowance for loan losses..................        (6,612)                     (6,021)
                                                 --------                    --------
        Total loans, net...................       783,695                     679,455
Less:
   Mortgage loans held for sale............             -                         727
                                                 --------                    --------
        Loans receivable, net..............      $783,695                    $678,728
                                                 ========                    ========

Total loans:
   Adjustable rate.........................      $475,533        59.87%      $437,706      63.41%
   Fixed rate..............................       318,783        40.13        252,600      36.59
                                                 --------       ------       --------     ------
                                                 $794,316       100.00%      $690,306     100.00%
                                                 ========       ======       ========     ======

____________
(1) Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity. The following table shows the contractual maturity of the Bank's
-------------
total loans at December 31, 2000. There was $35.6 million in loans held for sale at December 31, 2000. The table does not include principal repayments. Principal repayments, including prepayments, on total loans was $178.9 million, $185.7 million and $182.2 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                                                                                At December 31, 2000
                                                 -------------------------------------------------------------------------------
                                                                  Commercial
                                                     One- to     real estate,                                           Total
                                                      Four-      multi-family                            Commercial     Loans
                                                      Family       and land      Construction  Consumer    Loans      Receivable
                                                 ------------    ------------    ------------  -------   ----------  ------------
                                                                        (In thousands)
       One year or less............................  $ 32,263         $ 4,707        $7,973    $ 6,991    $10,427    $   62,361
                                                     --------         -------    ----------    -------    -------    ----------
       After one year:
          More than one year to three years........    64,411          10,723            --     12,290      4,908        92,332
          More than three years to five years......    65,348          19,927            --     10,615     10,150       106,040
          More than five years to ten years........   176,597          41,085            --     17,328      4,202       239,212
          More than ten years to twenty years......   323,356           3,548            --     15,699         --       342,603
          More than twenty years...................   331,731           9,673            --         --         --       341,404
                                                     --------         -------    ----------    -------    -------    ----------

          Total due after December 31, 2001........   961,443          84,956            --     55,932     19,260     1,121,591
                                                     --------         -------    ----------    -------    -------    ----------

          Total amount due.........................  $993,706         $89,663        $7,973    $62,923    $29,687     1,183,952
                                                     ========         =======    ==========    =======    =======

          Undisbursed loan funds...................                                                                      (2,927)
          Unamortized premium, net.................                                                                          19
          Deferred origination costs, net..........                                                                         561
          Allowance for loan losses................                                                                      (9,138)
                                                                                                                     ----------
          Total loans, net.........................                                                                   1,172,467

       Less:  Mortgage loans held for sale.........                                                                      35,588
                                                                                                                     ----------

       Loans receivable, net.......................                                                                  $1,136,879
                                                                                                                     ==========

The following table sets forth at December 31, 2000, the dollar amount of total loans receivable contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                              Due After December 31, 2001
                                          -------------------------------------
                                           Fixed      Adjustable       Total
                                           -----      ----------       -----
                                                    (In thousands)
Real estate loans:
 One- to four-family..................    $595,708     $365,735      $  961,443
 Commercial real estate,
   Multi-family and land..............      37,712       47,244          84,956
Consumer..............................      30,023       25,909          55,932
Commercial loans......................      13,312        5,948          19,260
                                          --------     --------      ----------
 Total loans receivable...............    $676,755     $444,836      $1,121,591
                                          ========     ========      ==========

Origination, Sale, Servicing and Purchase of Loans.  The Bank's residential
--------------------------------------------------
mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank's branch offices. The Bank originates both adjustable-rate and fixed-rate loans. The ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. Columbia, as a mortgage banker, sells virtually all loan production while retaining servicing rights for most of the loans sold. The Bank also periodically sells part of the 30-year, fixed-rate mortgage loans that it originates. See "- Loan Servicing." At December 31, 2000 there were $35.6 million in loans categorized as held for sale.

The following table sets forth the Bank's loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.

                                                           For the Year December 31,
                                             ------------------------------------------------------
                                                2000                  1999                 1998
                                             ----------            ----------           ----------
                                                               (In thousands)
Total loans:
Beginning balance.....................       $1,054,023            $  976,153           $  794,316
                                             ----------            ----------           ----------
  Loans originated:
    One- to four-family...............          295,535               240,873              287,842
    Commercial real estate,
      multi-family and land...........           45,189                28,130               27,354
     Construction.....................            8,520                 6,552                4,826
     Consumer.........................           29,217                28,516               28,203
 Commercial...........................           27,404                 9,780                3,981
                                             ----------            ----------           ----------
       Total loans originated.........          405,865               313,851              352,206
                                             ----------            ----------           ----------
  Loans purchased.....................           22,271                     -               29,207
                                             ----------            ----------           ----------
       Total..........................        1,482,159             1,290,004            1,175,729
Less:
  Principal repayments................          178,911               185,695              182,170
  Sales of loans......................          118,528                49,177               16,414
  Transfer to REO.....................              768                 1,109                  992
                                             ----------            ----------           ----------
   Total loans........................       $1,183,952            $1,054,023           $  976,153
                                             ==========            ==========           ==========

One- to Four-Family Mortgage Lending.  The Bank offers both fixed-rate and
------------------------------------
adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to 30 years. Substantially all of such loans are secured by property located in the Bank's primary market area. Loan originations are typically generated by commissioned loan representatives and their contacts with the local real estate industry, members of the local communities and the Bank's existing or past customers.

At December 31, 2000, the Bank's total loans outstanding were $1.184 billion, of which $993.7 million, or 83.93%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent, the Bank also makes mortgage loans secured by seasonal second homes. The average size of the Bank's one- to four-family mortgage loan was approximately $98,000 at December 31, 2000. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years. The Bank's ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.25% above the index. The Bank also offers three-, five-, and seven - year ARM loans which operate as fixed-rate loans for three, five, or seven years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.25% above the one-year U.S. Treasury constant maturity yield.

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

The Bank's fixed-rate mortgage loans currently are made for terms from 10 to 30 years. At December 31, 2000, the Bank had commitments for the origination of fixed-rate mortgage loans totaling $59.6 million. The normal terms for such commitments provide for a maximum of 60 days rate lock upon receipt of a 1.0% refundable deposit charged on the mortgage amount. The Bank may periodically sell part of the 30-year, fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans with maturities of 15 years or less, and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of REO, loans to officers, directors or employees of the Bank and "jumbo", or non-conforming loans (i.e., loans which are not eligible for purchase by FNMA or FHLMC because of loan size or credit underwriting criteria). The Bank may retain all or most of its longer term fixed rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of 30-year fixed-rate mortgage loans may increase the level of interest rate risk carried by the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Commercial Real Estate, Multi-Family and Land Lending.  The Bank originates
-----------------------------------------------------
commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty five years with fixed or adjustable rates which are indexed to a margin above the one-, three-, or five-year U.S. Treasury constant maturity yield. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. Generally, properties securing a loan are appraised by an independent appraiser and title insurance is required on all first mortgage loans. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank's commercial real estate loan portfolio at December 31, 2000 was $82.7 million, or 6.99% of total loans. The largest commercial real estate loan in the Bank's portfolio at December 31, 2000 was a performing loan for which the Bank had an outstanding carrying balance of $6.2 million, net of a $2.7 million participation sold, secured by a first lien position on an all corporate assets including a first mortgage on commercial real estate primarily used as a health, fitness and sports facility and as a private school. The average size of the Bank's commercial real estate loans at December 31, 2000 was approximately $403,000.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly selective basis. The Bank's multi-family loans and land loans at December 31, 2000, totaled $5.1 million and $1.9 million, respectively.

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

Construction Lending.  At December 31, 2000, construction loans totaled $8.0
--------------------
million, or .67%, of the Bank's total loans outstanding. The Bank originates single-family construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank's construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally .5% to 1.5% above the prime rate (as published in the Wall Street Journal). The Bank's construction loans increase the interest rate sensitivity of its earning assets. At December 31, 2000, the Bank had 39 construction loans, with the largest loan commitment being approximately $539,000. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land and the building. Once construction is complete, the loans are converted to permanent amortizing loans with maturities similar to the Bank's other one- to four-family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

Construction lending, by its nature, entails additional risks compared to one-to four-family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Bank seeks to address these risks through its underwriting procedures.

Consumer Loans.  The Bank also offers consumer loans.  At December 31, 2000, the
--------------
Bank's consumer loans totaled $62.9 million, or 5.32% of the Bank's total loan portfolio. Of that amount, home equity loans comprised $35.3 million, or 56.12%; home equity lines of credit comprised $25.2 million, or 40.06%; loans on savings accounts totaled $1.0 million, or 1.59%; and automobile, student and overdraft line of credit loans totaled $1.4 million, or 2.23%.

The Bank originates home equity loans secured by one- to four-family residences. These loans are originated as either adjustable-rate or fixed-rate loans with terms ranging from 10 to 20 years. Home equity loans are typically made on owner-occupied, one- to four-family residences and generally to Bank customers. These loans are subject to a 80% loan-to-value limitation, including any other outstanding mortgages or liens.

The Bank also offers a variable rate home equity line of credit which extends a credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for its home equity lines of credit. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10 or 15 year amortization period. Generally, the adjustable rate of interest charged is the prime rate of interest (as published in the Wall Street Journal) plus up to 1.25%. The loans have an 18% lifetime cap on interest rate adjustments.

Commercial Lending.  At December 31, 2000, commercial loans totaled $29.7
------------------
million, or 2.51% of the Bank's total loans outstanding. During 1996, a Commercial Lending group was established within the Bank. The group's primary function is to service the business communities' banking and financing needs in the Bank's primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

A well-defined credit policy has been approved by the Bank's Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower's ability to remain financially able to repay the loan out of ongoing operations. If the Bank's estimate of the borrower's financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank's largest commercial loan at December 31, 2000 had an outstanding balance of $2.4 million, secured by corporate assets and real estate. The average size of the Bank's commercial loans at December 31, 2000 was approximately $82,000.

Loan Approval Procedures and Authority.  The Board of Directors establishes the
--------------------------------------
loan approval policies of the Bank. The Board of Directors has authorized the approval of loans secured by real estate up to $2.0 million and unsecured loans up to $1.0 million by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees' signatures are required to approve residential loans over $252,700. Loans secured by real estate in amounts over $2.0 million and unsecured loans over $1.0 million require approval by the Loan Committee of the Board of Directors. Loans in excess of $4.0 million require approval by the Board of Directors. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank's unimpaired capital, which at December 31, 2000 amounted to $17.4 million. At December 31, 2000, the Bank's maximum loan exposure to a single borrower was $9.6 million.

Loan Servicing.  Loan servicing includes collecting and remitting loan payments,
--------------
accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 2000, the Bank was servicing $414.4 million of loans for others. For the years ended December 31, 2000, 1999 and 1998, loan servicing fees totaled $516,000, $403,000, and $105,000, respectively.

Delinquencies and Classified Assets.  The Board of Directors performs a monthly
-----------------------------------
review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year. In addition, management prepares a quarterly list of all classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

The Bank's Internal Asset Classification Committee, which is chaired by the Vice President of Loan Review who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations. At December 31, 2000, the Bank had $4.2 million of assets, including all REO, classified as Substandard, $79,000 of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as "Special Mention" assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention." Special Mention assets totaled $5.9 million at December 31, 2000. These loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. At December 31, 2000, the largest loan relationship classified as Special Mention had a balance of $2.8 million and the largest loan relationship classified as Substandard had a balance of $1.0 million. The $1.0 million represented the total due from a commercial relationship consisting of a commercial line of credit for $375,000, a commercial real estate loan for $560,000 and a term loan of a $100,000. The loans were current as to principal and interest at December 31, 2000, but were classified as substandard due to the borrower's experience with declining sales. The loans are secured by commercial real estate and all corporate assets. The second largest loan classified as substandard had a balance of $216,000.

In January 2001 the Bank downgraded a performing commercial loan with an outstanding balance of $2.4 million to substandard as a result of weakened financial results. The Bank holds a participation interest in a $125 million shared national credit which is secured by corporate assets and various commercial real estate properties. The Bank does not participate in any other shared national credits.

Non-Accrual Loans and REO
-------------------------

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans and 5 REO properties at December 31, 2000. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $132,000, $52,000, $270,000, $278,000 and $345,000.

                                                                      December 31,
                                             -------------------------------------------------------------
                                                2000           1999          1998         1997        1996
                                                ----           ----          ----         ----        ----
                                                                    (Dollars in Thousands)
Non-accrual loans:
 Real estate:
      One- to four-family.............       $ 2,594        $ 2,401       $ 4,605      $ 5,062      $7,148
    Commercial real estate,
       multi-family and land..........             -            362           574          382         122
      Construction....................             -              -             -            -         314
 Consumer.............................           147            222           245          110         113
 Commercial loans.....................           182              -             -            -           -
                                             -------        -------       -------      -------      ------
        Total.........................         2,923          2,985         5,424        5,554       7,697
 REO, net(1)..........................           157            292            43        1,198       1,555
                                             -------        -------       -------      -------      ------
    Total non-performing assets.......       $ 3,080        $ 3,277       $ 5,467      $ 6,752      $9,252
                                             =======        =======       =======      =======      ======

    Allowance for loan losses as a
     percent of total loans
      receivable (2)..................           .77%           .78%          .76%         .83%        .88%

  Allowance for loan losses as a
   percent of total non-performing
   loans (3)..........................        312.62         275.48        137.54       119.03       78.23

    Non-performing loans as a percent
     of total loans receivable(2)(3)..           .25            .28           .56          .70        1.12

    Non-performing assets as a percent
    of total assets(3)................           .19            .21           .35          .45         .71

--------------
(1) REO balances are shown net of related loss allowances.
(2) Total loans includes loans receivable and mortgage loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Allowance for Loan Losses.  The allowance for loan losses is established through
-------------------------
a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan. Additions to the allowance are charged to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. As of December 31, 2000 and 1999, the Bank's allowance for loan losses was .77% and .78%, respectively, of total loans. The Bank had non-accrual loans of $2.9 million and $3.0 million at December 31, 2000 and 1999, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank's allowance for estimated loan losses for the periods set forth in the table.

                                                                       At or for the Year  Ended
                                                -------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                -----------   -----------   -----------   -----------   -----------
                                                                          (Dollars in thousands)
Balance at beginning of year.................       $8,223        $7,460        $6,612       $6,021       $6,001
                                                    ------        ------        ------       ------       ------
Charge-offs:
  Real Estate:
    One- to four-family......................           77           114            63          328          599

    Commercial real estate,
     multi-family and land...................            -            58             -            -           30

    Construction.............................            -             -             -            -            -

  Consumer...................................           10            37             2            9           63

  Commercial.................................            5            32             -            -            -
                                                    ------        ------        ------       ------       ------

     Total...................................           92           241            65          337          692

Recoveries...................................           22           104            13           28           12
                                                    ------        ------        ------       ------       ------

  Net charge-offs............................           70           137            52          309          680
                                                    ------        ------        ------       ------       ------


Provision for loan losses....................          985           900           900          900          700
                                                    ------        ------        ------       ------       ------

Balance at end of year.......................       $9,138        $8,223        $7,460       $6,612       $6,021
                                                    ======        ======        ======       ======       ======

Ratio of net charge-offs during the year
 to average net loans outstanding during
 the year....................................          .01%          .01%          .01%         .05%         .11%
                                                    ======        ======        ======       ======       ======

The following table sets forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).



                                  --------------------------------------------------------------------------------------
                                                      2000                                      1999
                                  --------------------------------------------------------------------------------------
                                                                 Percent of                                 Percent of
                                                                 Loans in                                   Loans in
                                                 Percent of      Each                      Percent of       Each
                                                 Allowance       Category                  Allowance        Category
                                                 to Total        to Total                  to Total         to Total
                                    Amount       Allowance       Loans          Amount     Loans            Loans
                                  --------------------------------------------------------------------------------------
One- to
 four-family                       $2,831         30.98%          83.93%        $2,577      31.34%           87.04%

Commercial real
  estate, multi-
  family and land                   2,018         22.08            7.57          1,352      16.44             5.42

Construction                           38           .42             .67             38        .46              .74

Consumer                              585          6.40            5.32            543       6.60             5.32

Commercial                          1,282         14.03            2.51            622       7.57             1.48

Unallocated                         2,384         26.09               -          3,091      37.59                -
                                   ------        ------          ------         ------     ------           ------

Total                              $9,138        100.00%         100.00%        $8,223     100.00%          100.00%
                                   ======        ======          ======         ======     ======           ======

                                      At December 31,
                                  --------------------------------------------------------------------------------------
                                                      1998                                      1997
                                  --------------------------------------------------------------------------------------
                                                                 Percent of                                 Percent of
                                                                 Loans in                                   Loans in
                                                 Percent of      Each                      Percent of       Each
                                                 Allowance       Category                  Allowance        Category
                                                 to Total        to Total                  to Total         to Total
                                    Amount       Allowance       Loans          Amount     Loans            Loans
                                  --------------------------------------------------------------------------------------
One- to
 four-family                        $2,824          37.86%         89.10%        $2,485      37.58%           89.57%

Commercial real
  estate, multi-
  family and land                      993          13.30           4.30            591       8.94             3.24

Construction                            31            .42            .63             44        .67             1.10

Consumer                               505           6.77           5.31            471       7.12             5.72

Commercial                             220           2.95            .66             58        .88              .37

Unallocated                          2,887          38.70              -          2,963      44.81                -
                                    ------         ------         ------         ------     ------           ------

Total                               $7,460         100.00%        100.00%        $6,612     100.00%          100.00%
                                    ======         ======         ======         ======     ======           ======


                                  -------------------------------------------
                                                      1996
                                  -------------------------------------------
                                                                 Percent of
                                                                 Loans in
                                                 Percent of      Each
                                                 Allowance       Category
                                                 to Total        to Total
                                    Amount       Allowance       Loans
                                  -------------------------------------------
One- to
 four-family                        $2,659           44.16%         91.05%

Commercial real
  estate, multi-
  family and land                      330            5.48           2.26

Construction                            75            1.25           1.35

Consumer                               324            5.38           5.34

Commercial                               -               -              -

Unallocated                          2,633           43.73              -
                                    ------          ------         ------

Total                               $6,021          100.00%        100.00%
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

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders' equity. At December 31, 2000, all of the Bank's investment and mortgage-backed securities were classified as available for sale.

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

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, GNMA and FNMA. At December 31, 2000, mortgage-backed securities totaled $268.0 million, or 16.3% of total assets, including $148.4 million in collateralized mortgage obligations ("CMOs"), all of which were classified as available for sale. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The Bank invests in U.S. Government and agency-backed CMOs and privately issued CMOs, all of which have agency-backed collateral.

CMOs issued by FHLMC, FNMA, GNMA and private interests amounted to $39,458,000, $16,303,000, $7,581,000 and $85,067,000, respectively, at December 31, 2000 and
$53,518,000, $13,064,000, $8,901,000 and $117,794,000, respectively, at December
31, 1999. The privately issued CMOs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are triple "A" rated by one or more of the nationally recognized securities rating agencies. The privately-issued CMOs are subject to certain credit-related risks normally not associated with U.S. Government Agency CMOs. Among such risks is the limited loss protection generally provided by the various forms of credit enhancements as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the CMO holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect the Company from losses and has, therefore, not provided an allowance for losses on its privately-issued CMOs.

At December 31, 2000 the Bank had outstanding privately-issued CMOs from two issuers, Residential Funding Corp. and Countrywide Home Loans, Inc., each in excess of ten percent of stockholders' equity. The aggregate book and market values of privately-issued CMOs issued by Residential Funding Corp. and held by the Bank totaled $36.0 million and $35.4 million, respectively. The aggregate book and market values of privately issued CMOs issued by Countrywide Home Loans, Inc. and held by the Bank totaled $19.0 million and $18.6 million, respectively.

The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.

                                                                            For the Year
                                                                         Ended December 31,
                                                   ------------------------------------------------------------
                                                         2000                   1999                 1998
                                                   ----------------    -------------------     ----------------
                                                                            (In thousands)
Beginning balance..................................        $346,182              $ 381,840            $ 457,148

   Mortgage-backed securities
    Purchased......................................           5,059                 97,251              181,095

   Less:  Principal repayments.....................         (58,901)              (120,460)            (204,359)

          Mortgage-backed securities sold..........         (31,915)                     -              (48,824)

          Amortization of premium..................            (462)                (1,145)              (3,230)

   Change in net unrealized gain
       (loss) on mortgage-backed
       securities available for sale...............           8,079                (11,304)                  10
                                                           --------              ---------            ---------

Ending balance.....................................        $268,042              $ 346,182            $ 381,840
                                                           ========              =========            =========

The following table sets forth certain information regarding the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                  At December 31,
                         -----------------------------------------------------------------------------------------------
                                       2000                            1999                             1998
                         -----------------------------    -----------------------------    -----------------------------
                            Amortized         Market         Amortized         Market         Amortized         Market
                              Cost            Value            Cost            Value            Cost            Value
                         -------------    ------------    -------------    ------------    -------------    ------------
                                                                  (In thousands)
Mortgage-backed
     securities:
     FHLMC.............       $ 48,888        $ 48,784         $ 65,111        $ 64,484         $106,762        $107,166
     FNMA..............         37,172          37,009           48,424          47,852           74,027          74,434
     GNMA..............         34,092          33,840           41,467          40,569           63,041          63,073
     CMOs..............        150,335         148,409          201,704         193,277          137,230         137,167
                              --------        --------         --------        --------         --------        --------
Total mortgage-backed
     securities........       $270,487        $268,042         $356,706        $346,182         $381,060        $381,840
                              ========        ========         ========        ========         ========        ========

Investment Securities. The following table sets forth certain information
---------------------
regarding the amortized cost and market values of the Bank's investment securities at the dates indicated.

                                                                  At December 31,
                         -----------------------------------------------------------------------------------------------
                                     2000                             1999                             1998
                         -----------------------------    -----------------------------    -----------------------------
                            Amortized         Market         Amortized         Market         Amortized         Market
                              Cost            Value            Cost            Value            Cost            Value
                         -------------    ------------    -------------    ------------    -------------    ------------
                                                                  (In thousands)
Investment securities:
  U.S. Government and
  agency obligations....      $ 24,469        $ 24,373         $ 40,964        $ 40,177         $ 59,983        $ 60,387

  State and municipal
  obligations...........         5,561           5,156            5,761           5,003            1,946           1,935

  Corporate debt
  securities............        75,124          69,616           75,050          72,567           74,976          72,249

  Equity
  investments...........         3,757           4,391            3,668           3,033            3,226           2,834
                              --------        --------         --------        --------         --------        --------
Total investment
   securities...........      $108,911        $103,536         $125,443        $120,780         $140,131        $137,405
                              ========        ========         ========        ========         ========        ========

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank's investment and mortgage-backed securities, excluding equity securities, as of December 31, 2000. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 At December 31, 2000
                                                ----------------------------------------------------------------------------------
                                                                   More than One          More than Five
                                                One Year or Less   Year to Five Years     Years to Ten Years   More than Ten Years
                                                ----------------   ------------------     ------------------  --------------------
                                                 Amortized Cost      Amortized Cost         Amortized Cost      Amortized Cost
                                                 --------------     ---------------       --------------      ----------------
                                                         (Dollars in thousands)
Investment securities:

 U.S. Government and agency obligations..........      $  999            $ 5,000               $18,470           $      -
 State and municipal obligations (1).............           -                  -                     -              5,561
 Corporate debt securities (2)...................           -                  -                     -             75,124
                                                       ------            -------               -------           --------
Total investment securities......................      $  999            $ 5,000               $18,470           $ 80,685
                                                       ======            =======               =======           ========

Weighted average yield...........................        6.05%              7.21%                 6.64%              7.42%
                                                       ======            =======               =======            =======

Mortgage-backed securities:
 FHLMC...........................................      $1,177            $25,935               $   454           $ 21,322
 FNMA............................................           -             15,088                 5,736             16,348
 GNMA............................................           1                470                    75             33,546
 CMOs............................................           -                 74                     -            150,261
                                                       ------            -------               -------           --------
Total mortgage-backed securities.................      $1,178            $41,567               $ 6,265           $221,477
                                                       ======            =======               =======           ========

Weighted average yield...........................        7.10%              6.48%                 6.95%              6.72%
                                                       ======            =======               =======           ========

                                                 ---------------------------------
                                                             Total
                                                 ---------------------------------
                                                 Amortized Cost       Market Value
                                                 --------------       ------------
Investment securities:

 U.S. Government and agency obligations.........     $ 24,469           $ 24,373
 State and municipal obligations (1)............        5,561              5,156
 Corporate debt securities (2)..................       75,124             69,616
                                                     --------           --------
Total investment securities.....................     $105,154           $ 99,145
                                                     ========           ========

Weighted average yield..........................         7.26%
                                                     ========

Mortgage-backed securities:
 FHLMC..........................................     $ 48,888           $ 48,784
 FNMA...........................................       37,172             37,009
 GNMA...........................................       34,092             33,840
 CMOs...........................................      150,335            148,409
                                                     --------           --------
Total mortgage-backed securities................     $270,487           $268,042
                                                     ========           ========

Weighted average yield..........................         6.69%
                                                     ========

__________________________
(1)  Tax equivalent yield.
(2) All of the Bank's corporate debt securities carry interest rates which adjust to a spread over Libor on a quarterly basis.

Sources of Funds

General.  Deposits, loan and MBS repayments and prepayments, proceeds from sales
-------
of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

Deposits.  The Bank offers a variety of deposit accounts with a range of
--------
interest rates and terms. The Bank's deposits consist of savings accounts, NOW accounts, money market accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 2000, time deposits constituted 61.35% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank does not use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

                                                          For the Year Ended December 31,
                                                      ----------------------------------------
                                                       2000             1999            1998
                                                      -------         --------         -------
                                                                    (In thousands)
Net deposits (withdrawals).......................     $ 5,294         $(14,480)        $ 8,890
Acquisition of deposits..........................           -                -          10,732
Interest credited on deposit accounts............      41,944           36,179          38,865
                                                      -------         --------         -------
Total increase in deposit accounts...............     $47,238         $ 21,699         $58,487
                                                      =======         ========         =======

At December 31, 2000, the Bank had $90.2 million in time deposits in amounts of $100,000 or more maturing as follows:

                                                                                          Weighted
                                                                                           Average
     Maturity Period                                                        Amount          Rate
     --------------------------------------------------------          ---------------   -----------
                                                                            (Dollars in thousands)
     Three months or less...................................                  $ 41,185       5.79%
     Over three through six months..........................                    14,736       5.68
     Over six through 12 months.............................                    15,240       6.09
     Over 12 months.........................................                    19,011       6.38
                                                                              --------
     Total..................................................                  $ 90,172       5.95
                                                                              ========       ====

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.

                                                                  At or For the Years Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                                 2000                               1999                            1998
                                  --------------------------------------------------------------------------------------------------
                                               Percent of                        Percent                          Percent
                                               Total       Weighted              of Total   Weighted              of Total  Weighted
                                    Average    Average     Average   Average     Average    Average     Average   Average   Average
                                    Balance    Deposits    Yield     Balance     Deposits   Yield       Balance   Deposits  Yield
                                  --------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Money market deposit accounts...  $   76,570      7.03%      2.58%   $   77,478     7.40%     2.61%   $   71,800      7.10%  2.59%
Savings accounts................     170,604     15.67       2.00       173,798    16.60      2.03       167,058     16.53   2.03
NOW accounts....................     130,423     11.98       2.83       111,356    10.63      1.59        89,679      8.87   1.59
Non-interest-bearing accounts...      43,177      3.97          -        26,953     2.58         -        18,749      1.86      -
                                  ----------   -------               ----------  -------              ----------   -------
 Total..........................     420,774     38.65       2.18       389,585    37.21      1.88       347,286     34.36   1.90
                                  ----------   -------               ----------  -------              ----------   -------

Time deposits:
 Six months or less.............      74,333      6.83       5.58        91,114     8.70      4.54        87,087      8.62   4.57
 Over 6 through 12 months.......     104,522      9.60       5.69       118,907    11.36      4.73       135,919     13.44   4.98
 Over 12 through 24 months......     189,661     17.42       5.62       231,022    22.06      5.04       219,706     21.74   5.45
 Over 24 months.................     166,961     15.34       6.22       109,341    10.44      6.02       108,748     10.76   6.07
 IRA/KEOGH......................     132,434     12.16       5.87       107,152    10.23      5.47       112,023     11.08   5.57
                                  ----------   -------               ----------  -------              ----------   -------
       Total time deposits......     667,911     61.35       5.82       657,536    62.79      5.18       663,483     65.64   5.35
                                  ----------   -------               ----------  -------              ----------   -------
       Total average deposits...  $1,088,685    100.00%      4.31%   $1,047,121   100.00%     3.94%   $1,010,769    100.00%  4.08%
                                  ==========   =======               ==========  =======              ==========   =======

Borrowings
----------

From time to time the Bank has obtained term advances from the Federal Home Loan Bank of New York ("FHLB-NY") as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank's mortgage loans and investment and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB-NY. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $50.0 million which expires November 23, 2001. The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $50.0 million which also expires on November 23, 2001. When utilized, both lines carry a floating interest rate of 10 basis points over the current federal funds rate and are secured by the Bank's mortgage loans, mortgage-backed securities, U.S. Government and agency securities and FHLB-NY stock. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2000, the Bank had $52.5 million in outstanding borrowings against the FHLB-NY lines of credit and $75.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are not under the Bank's control. At December 31, 2000, the Bank had borrowed $236.5 million through securities sold under agreements to repurchase. (See note 10 to the consolidated financial statements in the 2000 Annual Report to Stockholders.)

Subsidiary Activities

The Bank owns three subsidiaries -- Columbia Equities, Ltd., OceanFirst Service Corp. and OceanFirst Realty Corp.

Columbia Equities, Ltd. was acquired by the Bank on August 18, 2000 and operates as a mortgage banking subsidiary based in Tarrytown, New York. Columbia originates, sells and services a full product line of residential mortgage loans primarily in New York, New Jersey and Connecticut. Loans are originated through three retail branches and to a lesser extent, a web site and a network of independent mortgage brokers. Columbia sells virtually all loan production into the secondary market or, to a lesser extent, the Bank. Presently, servicing rights are retained in connection with most loan sales.

OceanFirst Service Corp. was originally organized in 1982 to engage in the sale
of all-savers life insurance.   Prior to 1998 the subsidiary was inactive,
however, in 1998, the Bank began to sell non-deposit investment products (annuities, mutual funds and insurance) through a third party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales.

OceanFirst Realty Corp. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of OceanFirst Realty Corp., the Bank transferred $668 million of mortgage loans to this subsidiary.

Personnel

As of December 31, 2000, the Bank had 346 full-time employees and 62 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies as defined under the Gramm-Leach-Bliley Act or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

Acquisition of the Company.  Under the Federal Change in Control Act ("CIBCA"),
--------------------------
a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to

45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an Interest Rate Risk ("IRR") component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred the application of the IRR component in the calculation of an institution's risk-based capital calculation.

The following table presents the Bank's capital position at December 31, 2000. The Bank met each of its capital requirements at that date.

                                                                                                  Capital
                                                                                    --------------------------------
                                Actual           Required            Excess              Actual           Required
                               Capital           Capital             Amount             Percent            Percent
                             ------------      ------------      --------------       ------------      -------------
                                            (Dollars in thousands)

Tangible...............          $119,591           $24,653             $94,938              7.28%              1.50%

Core (Leverage)........           119,591            49,307              70,284              7.28               3.00

Risk-based.............           128,597            74,198              54,399             13.87               8.00


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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for SAIF members approximated 2.1 basis points.

The Bank's assessment rate for fiscal 2000 was zero basis points and the premium paid for this period was $219,000, all of which related to FICO bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower.  Federal law provides that savings institutions are
---------------------
generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Bank's limit on loans to one borrower was $17.4 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $9.6 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Bank maintained in excess of 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions.  OTS regulations impose limitations upon
-----------------------------------
all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Liquidity.  During 2000, the Bank was required to maintain an average daily
---------
balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%. Recent legislation has eliminated the statutory liquidity requirement.

Assessments.  Savings institutions are required to pay assessments to the OTS to
-----------
fund the agency's operations. The assessments, paid on a semi-annual basis, are based on the institution's size, supervisory condition and complexity of operations. The assessments paid by the Bank for the fiscal year ended December 31, 2000 totaled $260,000.

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

The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment, except for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB of New York ("FHLB-NY"), is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2000 of $20.0 million.

The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8 million. The first $5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Company and the Bank report their income on a calendar year basis
-------
using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2000 taxable year, the Bank is subject to a maximum federal income tax rate of 35.0%.

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

New York Taxation. Columbia is subject to New York State income tax at a rate
------------------
of 9.95% (including a commuter transportation surcharge). The tax is measured by "entire net income" which is Federal taxable income with adjustments.

Delaware Taxation. As a Delaware holding company not earning income in
-----------------
Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties

The Bank conducts its business through its administrative office, which includes a branch office, and 14 other full service offices located in Ocean, Monmouth and Middlesex Counties and through the administrative and loan production offices of Columbia. The Company believes that the Bank's current facilities will be adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                   Original
                                                     Year                       Net Book Value of Property or
                                      Leased or    Leased or   Date of Lease     Leasehold Improvements at
          Location                      Owned      Acquired    Expiration(3)        December 31, 2000
          --------                      -----      --------    -------------        -----------------
                                                                                 (Dollars in thousands)
Administrative Office:

975 Hooper Avenue
Toms River, New Jersey 08754            Owned        1995              --             $9,258

Branch Offices:

   Adamston:                            Leased       1999        07/31/09                304
   385 Adamston  Road
   Brick, New Jersey 08723

   Berkeley:                            Leased       1984        11/30/04                 63
   Holiday City Plaza
   730 Jamaica Boulevard
   Toms River, New Jersey 08757

   Brick:                               Owned        1960              --              1,142
   321 Chambers Bridge Road
   Brick, New Jersey 08723

   Concordia:                           Leased       1985        07/31/05                 75
   1 Concordia Shopping Mall
   Box 3
   Cranbury, New Jersey 08512

   Holiday City South:                  Leased       1991        05/31/01                 28
   Holiday Plaza III
   604 Mule Road
   Toms River, New Jersey 08757

   Lacey:                               Leased       1997        01/31/18                277
   900 Lacey Road
   Forked River, New Jersey 08731

   Lake Ridge:                          Leased       1998        01/31/18                230
   147 Route 70, Suite 1
   Toms River, New Jersey 08755

   Pavilion:                            Leased       1989        09/30/18                375
   70 Brick Boulevard
   Brick, New Jersey 08723

   Point Pleasant Beach:                Owned        1937              --                 64
   701 Arnold Avenue
   Point Pleasant, New Jersey 08742

   Point Pleasant Boro:                 Owned        1971              --                693
   2400 Bridge Avenue
   Point Pleasant, New Jersey 08742

                                                        Original
                                                          Year                       Net Book Value of Property or
                                           Leased or    Leased or   Date of Lease     Leasehold Improvements at
          Location                           Owned      Acquired    Expiration(3)        December 31, 2000
          --------                           -----      --------    -------------        -----------------
                                                                                       (Dollars in thousands)
   Route 88: (1)                            Leased        2000        03/31/50                         --
   3100 Route 88
   Point Pleasant, New Jersey 08742

   Spring Lake Heights:                     Leased        1999        10/31/09                        165
   2401 Route 71
   Spring Lake Heights, New Jersey 07762

   Wall Township:                           Leased        1999         2/28/10                        501
   2445 Route 34
   Manasquan, New Jersey  08736


   Whiting:                                 Leased        1983        10/31/02                         45
   Whiting Shopping Center
   P. O. Box 20
   Whiting, New Jersey 08759

   Other Properties (2):
   730 Brick Boulevard                      Owned         1986              --                        418
   Brick, New Jersey 08723

Columbia Equities, Ltd.:

   150 White Plains Road                    Leased        2000         04/30/03                       339
   Tarrytown, New York 10591

   141-07 20/th/ Avenue                     Leased        1999         09/30/02                        --
   Whitestone, New York 11357

(1) This branch opened in the first quarter of 2001.
(2) The property was formerly utilized by the Bank, however, the property has been fully subleased since 1997.
(3) The Company may also hold options to renew leases for additional terms upon expiration of the current lease.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on the Inside Back Cover in the Registrant's 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 6. Selected Financial Data

The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2000 Annual Report to Stockholders on pages 9 and 10 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Stockholders on pages 11 through 19 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The above captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the Registrant's 2000 Annual Report to Stockholders on pages 12 and 13.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant's 2000 Annual Report to Stockholders on pages 20 through 35 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2001, at pages 4 through 6.

Item 11. Executive Compensation

The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2001, at pages 8 through 9 and pages 14 through 18 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2001, at pages 3 and 5 through 6.

Item 13. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2001, at page 18.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2000 Annual Report to Stockholders.

                                                                  PAGE

   Independent Auditors' Report................................     35

   Consolidated Statements of Financial Condition at
     December 31, 2000 and 1999................................     20

   Consolidated Statements of Income for the
     Years Ended December 31, 2000, 1999 and 1998..............     21

   Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 2000, 1999 and 1998......     22

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2000, 1999 and 1998..............     23

   Notes to Consolidated Financial Statements for the
     Years Ended December 31, 2000, 1999 and 1998..............  24-34

The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

(a)  The following exhibits are filed as part of this report.

2.1 Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Equities, Ltd.) and Columbia Equities, Ltd. and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)
3.1      Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.2      Bylaws of OceanFirst Financial Corp.(1)
4.0      Stock Certificate of OceanFirst Financial Corp.(1)
10.1     Form of OceanFirst Bank Employee Stock Ownership Plan(1)
10.1(a)  Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.2     OceanFirst Bank Employees' Savings and Profit Sharing Plan (1)
10.3     OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.4     OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.5     OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.6     OceanFirst Bank Long-Term Award Program (1)
10.7     OceanFirst Bank Performance Achievement Awards Program (1)
10.8     Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9 Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (1)
10.10 Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John
         R. Garbarino (1)
10.11 Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly, Robert M. Pardes and Karl
         E. Reinheimer (1)
10.12 Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly, Robert M. Pardes and Karl E. Reinheimer (1)
10.13    2000 Stock Option Plan (5)
10.14    Form of Employment Agreement between Columbia Equities, Ltd. and Robert
         M. Pardes (filed herewith).
13.0     Portions of 2000 Annual Report to Stockholders (filed herewith)
21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
23.0     Consent of KPMG LLP (filed herewith)

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 28, 2000, announcing the purchase agreement between OceanFirst Bank and Columbia Equities, Ltd.
         __________________________________
(1) Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2) Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3) Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4) Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.
(5) Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.

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

                              Date: March 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                           Date
----                                           ----


/s/ John R. Garbarino                          March 13, 2001
-------------------------------------
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)


/s/ Michael J. Fitzpatrick                     March 13, 2001
-------------------------------------
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)


/s/ Thomas F. Curtin                           March 13, 2001
-------------------------------------
Thomas F. Curtin
Director


/s/ Carl Feltz, Jr.                            March 13, 2001
-------------------------------------
Carl Feltz, Jr.
Director

/s/ Robert E. Knemoller                        March 13, 2001
--------------------------
Robert E. Knemoller
Director


/s/ Donald E. McLaughlin                       March 13, 2001
--------------------------
Donald E. McLaughlin
Director



/s/ Diane F. Rhine                             March 13, 2001
--------------------------
Diane F. Rhine
Director


/s/ Frederick E. Schlosser                     March 13, 2001
--------------------------
Frederick E. Schlosser
Director


/s/ James T. Snyder                            March 13, 2001
--------------------------
James T. Snyder
Director


/s/ John E. Walsh                              March 13, 2001
--------------------------
John E. Walsh
Director