Form 10-Q
period 2001-03-31
OCEANFIRST FINANCIAL CORP
filed 2001-05-11
CIK 1004702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________

                        Commission file number 0-27428


                          OceanFirst Financial Corp.
     ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                                           22-3412577
          -----------------------------                     ------------------------------------
        (State of other jurisdiction of                     (I.R.S. Employer Identification No.)
         incorporation or organization)


          975 Hooper Avenue, Toms River, NJ                               08753
     -----------------------------------------              ------------------------------------
     ( Address of principal executive offices)                          (Zip Code)


     Registrant's telephone number, including area code:             (732)240-4500
                                                            ------------------------------------


     __________________________________________________________________________
  (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO _____.
    -----

As of May 8, 2001, there were 10,719,595 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                          OceanFirst Financial Corp.

                              INDEX TO FORM 10-Q


PART I.        FINANCIAL INFORMATION
-------        ---------------------
                                                                                           PAGE
                                                                                           ----
Item 1.        Consolidated Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               as of March 31, 2001 and December 31, 2000............................          1

               Consolidated Statements of Income for the three
               months ended March 31, 2001 and 2000..................................          2

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000..................................          3

               Notes to Consolidated Financial Statements............................          5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................          6

Item 3.        Quantitative and Qualitative Disclosure about Market Risk.............          9

Part II.       OTHER INFORMATION
--------       -----------------

Item 1.        Legal Proceedings.....................................................         11

Item 2.        Changes in Securities.................................................         11

Item 3.        Default Upon Senior Securities........................................         11

Item 4.        Submission of Matters to a Vote of Security Holders...................         11

Item 5.        Other Information.....................................................         11

Item 6.        Exhibits and Reports on Form 8-K......................................         11

Signatures     ......................................................................         12

                           OceanFirst Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)


                                                                                      March 31,     December 31,
                                                                                         2001           2000
                                                                                      ----------    ----------
                                                                                     (Unaudited)
ASSETS
------

Cash and due from banks                                                                 $   14,127     $    7,235
Investment securities available for sale                                                    98,850        103,536
Federal Home Loan Bank of New York  stock, at cost                                          20,000         20,000
Mortgage-backed securities available for sale                                              281,613        268,042
Loans receivable, net                                                                    1,159,769      1,136,879
Mortgage loans held for sale                                                                27,808         35,588
Interest and dividends receivable                                                            8,795          9,318
Real estate owned, net                                                                         284            157
Premises and equipment, net                                                                 15,468         14,676
Servicing asset                                                                              6,598          6,363
Other assets                                                                                37,784         38,423
                                                                                        ----------     ----------

      Total assets                                                                      $1,671,096     $1,640,217
                                                                                        ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                                                $1,119,973     $1,104,188
Federal Home Loan Bank advances                                                            125,000        127,500
Securities sold under agreements to repurchase                                             254,996        236,494
Advances by borrowers for taxes and insurance                                                6,678          6,388
Other liabilities                                                                            9,133          7,911
                                                                                        ----------     ----------

      Total liabilities                                                                  1,515,780      1,482,481
                                                                                        ----------     ----------

Stockholders' equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                              -              -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 10,719,595 and 11,084,123
      shares outstanding at March 31, 2001 and December 31,
      2000,  respectively                                                                      181            181
   Additional paid-in capital                                                              180,598        179,805
   Retained earnings                                                                       123,763        121,737
   Accumulated other comprehensive loss                                                     (2,822)        (4,927)
   Less:  Unallocated common stock held by
             Employee Stock Ownership Plan                                                 (13,782)       (14,156)
         Unearned Incentive Awards                                                          (1,612)        (2,096)
         Treasury stock, 7,398,653 and 7,034,125 shares
            at March 31, 2001 and December 31, 2000,
             respectively                                                                 (131,010)      (122,808)
                                                                                        ----------     ----------

         Total stockholders' equity                                                        155,316        157,736
                                                                                        ----------     ----------

         Total liabilities and stockholders' equity                                     $1,671,096     $1,640,217
                                                                                        ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                For the three months
                                                                   ended March 31
                                                                   ---------------
                                                             2001                  2000
                                                             ----                  ----
                                                                     (Unaudited)
Interest income:
 Loans                                                     $22,732               $19,930
 Mortgage-backed securities                                  4,374                 5,724
 Investment securities and other                             2,203                 2,428
                                                           -------               -------
   Total interest income                                    29,309                28,082
                                                           -------               -------

Interest expense:
 Deposits                                                   11,717                10,452
 Borrowed funds                                              4,861                 4,994
                                                           -------               -------
   Total interest expense                                   16,578                15,446
                                                           -------               -------

   Net interest income                                      12,731                12,636

Provision for loan losses                                      255                   240
                                                           -------               -------
   Net interest income after provision
     for loan losses                                        12,476                12,396
                                                           -------               -------

Other income:
 Fees and service charges                                    1,356                   987
 Net gain on sales of loans and securities
    available for sale                                       1,079                    60
 Net income (loss) from other real estate operations            14                   (11)
 Other                                                         351                   294
                                                           -------               -------

 Total other income                                          2,800                 1,330
                                                           -------               -------

Operating expenses:
 Compensation and employee benefits                          5,368                 4,330
 Occupancy                                                     694                   582
 Equipment                                                     495                   359
 Marketing                                                     337                   316
 Federal deposit insurance                                     123                   120
 Data processing                                               491                   392
 General and administrative                                  1,602                 1,095
                                                           -------               -------

  Total operating expenses                                   9,110                 7,194
                                                           -------               -------

  Income before provision for income taxes                   6,166                 6,532
Provision for income taxes                                   2,145                 2,218
                                                           -------               -------

   Net income                                              $ 4,021               $ 4,314
                                                           =======               =======

Basic earnings per share                                   $   .42               $   .40
                                                           =======               =======

Diluted earnings per share                                 $   .40               $   .39
                                                           =======               =======

Average basic shares outstanding                             9,688                10,865
                                                           =======               =======

Average diluted shares outstanding                          10,137                11,044
                                                           =======               =======

See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                        For the three months
                                                                           ended March 31,
                                                                        --------------------
                                                                            2001         2000
                                                                            ----         ----
                                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                                            $  4,021     $  4,314
                                                                        --------     --------

Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of premises and equipment                  464          379
    Amortization of Incentive Awards                                         484          483
    Amortization of ESOP                                                     374          393
    ESOP adjustment                                                          283           99
   Tax benefit of stock plans                                                510           39
   Amortization of servicing asset                                           254           70
    Amortization of intangible assets                                         89           26
    Net premium amortization in excess of discount
         accretion on securities                                             113          107
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                          (17)        (149)
    Provision for loan losses                                                255          240
    Net gain on sales of real estate owned                                   (21)          (2)
    Net gain on sales of loans and securities available for sale          (1,079)         (60)
    Proceeds from sales of mortgage loans held for sale                   68,474        4,289
    Mortgage loans originated for sale                                   (59,615)      (4,229)
    Decrease (increase)  in interest and dividends receivable                523         (673)
    Increase in other assets                                              (1,283)        (412)
    Increase in other liabilities                                          1,222          756
                                                                        --------   ----------
      Total adjustments                                                   11,030        1,356
                                                                        --------   ----------
      Net cash provided by operating activities                           15,051        5,670
                                                                        --------   ----------

Cash flows from investing activities:
  Net increase in loans receivable                                       (23,468)     (20,285)
  Purchase of mortgage-backed securities available for sale              (24,649)           -
  Proceeds from maturities of investment securities
         available for sale                                                5,000            -
  Principal payments on mortgage-backed securities
         available for sale                                               14,100       14,134
  Proceeds from sales of real estate owned                                   234           70
  Purchases of premises and equipment                                     (1,256)        (290)
                                                                        --------   ----------
       Net cash used in investing activities                             (30,039)      (6,371)
                                                                        --------   ----------

                                                                       Continued

                           OceanFirst Financial Corp.
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                             (dollars in thousands)

                                                                        For the three months
                                                                          ended March 31,
                                                                        --------------------
                                                                           2001         2000
                                                                           ----         ----
                                                                              (Unaudited)
Cash flows from financing activities:
  Increase in deposits                                                  $15,785       $ 20,995
  Decrease in Federal Home Loan Bank advances                            (2,500)       (42,000)
  Increase in securities sold under agreements
         to repurchase                                                   18,502         26,578
  Increase in advances by borrowers for taxes and
         insurance                                                          290            362
  Exercise of stock options                                                 548              -
  Dividends paid                                                         (1,895)        (1,678)
  Purchase of treasury stock                                             (8,850)        (9,820)
                                                                        -------       --------
      Net cash provided by (used in) financing activities                21,880         (5,563)
                                                                        -------       --------

      Net increase (decrease) in cash and due from banks                  6,892         (6,264)

Cash and due from banks at beginning of period                            7,235         10,007
                                                                        -------       --------

Cash and due from banks at end of period                                $14,127       $  3,743
                                                                        =======       ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                          $16,483       $ 15,671
      Income taxes                                                           12              -
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                     340            303
      Mortgage loans securitized into mortgage-backed
         securities                                                       4,167              -
                                                                      =========       ========

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                           Three months ended
                                                                               March 31,
                                                                        ------------------------
                                                                        2001                2000
                                                                        ----                ----
     Weighted average shares issued net of Treasury shares               10,964            12,427
     Less: Unallocated ESOP shares                                       (1,103)           (1,227)
           Unallocated incentive award shares                              (173)            (335)
                                                                         ------           ------
     Average basic shares outstanding                                     9,688           10,865
     Add:  Unallocated ESOP shares
           Unallocated incentive award shares                               370               79
           Incentive awards                                                  79              100
                                                                          ------          ------
     Average diluted shares outstanding                                   10,137          11,044
                                                                          ======          ======

Note 3.  Comprehensive Income
-----------------------------

For the three month periods ended March 31, 2001 and 2000 total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $6,126,000 and $2,237,000, respectively.

Note 4. Impact of Recent Accounting Pronouncements
--------------------------------------------------

In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133". SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the company's adoption of SFAS No. 133 (January 1, 2001). The initial adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans, and securities; factoring transactions; wash sales; servicing assets and liabilities, collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations; and extinguishment of liabilities. The provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001. The initial adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

Note 5. Loans Receivable, Net
-----------------------------

Loans receivable, net at March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                               March 31, 2001       December 31, 2000
                                               ---------------      ------------------
Real estate:
     One- to four-family                           $1,001,567              $  993,706
     Commercial real estate, multi-
      family and land                                  89,706                  89,663
     Construction                                       9,779                   7,973
Consumer                                               62,707                  62,923
Commercial                                             35,925                  29,687
                                                   ----------              ----------
          Total loans                               1,199,684               1,183,952

     Loans in process                                  (3,037)                 (2,927)
     Deferred origination costs (fees), net               273                     561
     Unearned premium                                      15                      19
     Allowance for loan losses                         (9,358)                 (9,138)
                                                   ----------              ----------
          Total loans, net                          1,187,577               1,172,467

Less: mortgage loans held for sale                     27,808                  35,588
                                                   ----------              ----------
          Loans receivable, net                    $1,159,769              $1,136,879
                                                   ==========              ==========

Note 6. Deposits
----------------

The major types of deposits at March 31, 2001 and December 31, 2000 were as follows (in thousands):

                        March 31, 2001  December 31, 2000
                        --------------  -----------------

Type of Account
---------------

Non-interest bearing     $   57,029        $   49,910
NOW                         187,225           170,976
Money market deposit         69,006            71,010
Savings                     169,675           165,866
Time deposits               637,038           646,426
                         ----------        ----------
                         $1,119,973        $1,104,188
                         ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at March 31, 2001 were $1.671 billion, an increase of $30.9 million, compared to $1.640 billion at December 31, 2000.

Loans receivable, net, increased by $22.9 million to a balance of $1.160 billion at March 31, 2001, compared to a balance of $1.137 billion at December 31, 2000. The increase was partly attributable to commercial lending (including commercial real estate) initiatives which accounted for $6.3 million of this growth. Deposit balances increased $15.8 million to $1.120 billion at March 31, 2001 from $1.104 billion at December 31, 2000, as core deposit categories, a key emphasis for the Company, increased by $25.2 million as time deposits declined.

Stockholder's equity at March 31, 2001 decreased to $155.3 million, compared to $157.7 million at December 31, 2000 due to the execution of the Company's eighth stock repurchase program. The Company repurchased, 402,100 shares of common stock during the first three months of 2001 at a total cost of $8.8 million. Under the 10% repurchase program authorized by the Board of Directors in August 2000, 383,343 shares remain to be purchased as of March 31, 2001.

Results of Operations

General

Net income decreased to $4.0 million for the three months ended March 31, 2001, as compared to net income of $4.3 million for the three months ended March 31, 2000, while diluted earnings per share increased to $.40 for the three months ended March 31, 2001, as compared to $.39 for the same prior year period. The increase in earnings per share is primarily the result of the Company's repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three months ended March 31, 2001 was $29.3 million, compared to $28.1 million for the three months ended March 31, 2000. The increase in interest income was due to an increase in average interest-earning assets of $25.2 million for the three months ended March 31, 2001, as compared to the same prior year period. Additionally, the yield on average interest-earning assets increased to 7.54% on average for the three months ended March 31, 2001, compared to 7.34% on average in the same prior year period. The asset yield benefited from a change in the mix of average-earning assets towards a higher concentration of loans receivable partly funded by reductions in lower yielding investment and mortgage-backed securities. For the three months ended March 31, 2001 loans receivable represented 75.4% of average interest-earning assets as compared to 68.7% for the same prior year period.

Interest Expense

Interest expense for the three months ended March 31, 2001 was $16.6 million, compared to $15.4 million for the three months ended March 31, 2000. The increase in interest expense was primarily the result of an increase in the average cost of interest-bearing liabilities, which rose to 4.70%, for the three months ended March 31, 2001, as compared to 4.49% for the same prior year period, as well as an increase in average interest-bearing liabilities which rose by $34.4 million for the three months ended March 31, 2001, as compared to the same prior year period. The Company's stock repurchase programs will generally cause interest-bearing liabilities to rise at a greater rate than interest-earning assets due to the reduction in stockholders' equity as a funding source.

Provision for Loan Losses

For the three months ended March 31, 2001, the Company's provision for loan losses was $255,000, as compared to $240,000 for the same prior year period.
The Company's non-performing assets increased to $3.4 million at March 31, 2001, as compared to $3.1 million at March 31, 2000.

Other Income

Other income was $2.8 million for the three months ended March 31, 2001, compared to $1.3 million for the same prior year period. For the three months ended March 31, 2001 the Company recorded a gain of $1.1 million on the sale of loans, as compared to a gain of $60,000 in the same prior year period. The increased gain from loan sales is primarily due to the mortgage banking activities of Columbia Equities, Ltd. ("Columbia"), a mortgage banking company acquired by the Company on August 18, 2000. The Bank also periodically sells 30 year fixed-rate mortgage loans to assist in the management of interest rate risk.

Excluding the respective net gains on the sale of loans, other income increased by $451,000, or 35.5%, for the three months ended March 31, 2001, as compared to the same prior year period. Fees and service charges increased due to the growth in commercial account services, retail core account balances and trust fees.

Operating Expenses

Operating expenses were $9.1 million for the three months ended March 31, 2001, as compared to $7.2 million in the same prior year period. The increase was principally due to operating expenses associated with Columbia, and the costs associated with the opening of the Bank's fourteenth and fifteenth branch offices in May 2000 and February 2001, respectfully.

Provision for Income Taxes

Income tax expense was $2.1 million for the three months ended March 31, 2001 compared to $2.2 million for the same prior year period.

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

At March 31, 2001, the Company had $50.0 million of outstanding overnight borrowings from the FHLB, a decrease from $52.5 million at December 31, 2000. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $330.0 million at March 31, 2001, an increase from $311.5 million at December 31, 2000. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the three months ended March 31, 2001, were primarily provided by principal payments on loans and mortgage-backed securities, increased deposits and increased total borrowings. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and the purchase of treasury stock. For the three months ended March 31, 2000, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash provided was principally used for the origination of loans, a reduction in total borrowings and the purchase of treasury stock.

At March 31, 2001, the Bank exceeded all of its regulatory capital requirements
with tangible capital of  $124.3 million, or   7.4%, of total adjusted assets,
which is above the required level of $25.1 million or 1.5%; core capital of $
124.3 million or   7.4% of total adjusted assets, which is above the required
level of $50.2 million, or 3.0%; and risk-based capital of $133.5     million,
or 14.1% of risk-weighted assets, which is above the required level of $75.6 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.


                                               March 31,   December 31,
                                                 2001          2000
                                               --------    -----------
                                                 (dollars in thousands)
Non-accrual loans:
     Real estate:
          One-to four-family                     $ 2,961        $ 2,594
          Commercial real estate,
           multi-family and land                       -              -
     Consumer                                        175            147
     Commercial                                        -            182
                                                 -------        -------
           Total                                   3,136          2,923
REO, net                                             284            157
                                                 -------        -------
           Total non-performing assets           $ 3,420        $ 3,080
                                                 =======        =======

Non-performing loans as a percent of total
     loans receivable                                .26%           .25%
Non-performing assets as a percent of total
     assets                                          .20            .19
Allowance for loan losses as a percent of
     total loans receivable                          .78            .77
Allowance for loan losses as percent of
     total non-performing loans                   298.41         312.62


In January 2001 the Bank downgraded a performing commercial loan with an outstanding balance of $2.4 million to the substandard classification as a result of weakened financial results. The borrower subsequently failed to make a quarterly principal and interest payment on March 30, 2001 and in April 2001 the Bank consequently downgraded 50% of the loan to the doubtful classification. The Bank holds a participation interest in a $125 million shared national credit which is secured by corporate assets and various commercial real estate properties. The Bank does not participate in any other shared national credits.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and state tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in Item 1, Business, of the Company's 2000 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at March 31, 2001 was negative 13.4% as compared to negative 10.8% at December 31, 2000. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of March 31, 2001 and December 31, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The

Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 2000.

At March 31, 2001, the Company's NPV in a static rate environment is less than the NPV at December 31, 2000, reflecting the Company's declining capital levels resulting from common stock repurchase programs and the lower interest rate environment which reduces the value of the Company's core deposits. Also, in a shocked interest rate environment, the Company projects a greater percent change in NPV at March 31, 2001 than was the case at December 31, 2000. The heightened interest rate sensitivity is primarily due to the declining capital base which accentuates, on a percentage basis, similar dollar changes in NPV.


                                  March 31, 2001                                           December 31, 2000
                  ------------------------------------------------   -----------------------------------------------------------
                   Net Portfolio Value         Net Interest Income    Net Portfolio Value         Net Interest Income
------------------------------------------------------------------   -----------------------------------------------------------
Change in
Interest Rates
in Basis Points                         NPV                                               NPV
(Rate Shock       Amount    % Change    Ratio    Amount   % Change   Amount    % Change   Ratio   Amount   % Change
------------------------------------------------------------------   ------------------------------------------------------------
(dollars in
thousands)
300               $ 95,745    (43.9)%    6.2%    $45,790   (13.8)%   $122,407    (37.9)%   8.2%   $42,061    (13.9)%
200                126,836    (25.7)     8.0      48,711    (8.3)     153,064    (22.3)    9.9     44,556     (8.8)
100                155,698     (8.8)     9.5      51,459    (3.1)     179,453     (8.9)   11.3     46,728     (4.3)
Static             170,726      ---     10.2      53,118     ---      197,049      ---    12.1     48,837      ---
(100)              177,189      3.8     10.4      54,265     2.2      201,071      2.0    12.1     49,569      1.5
(200)              175,000      2.5     10.1      54,172     2.0      196,426      (.3)   11.6     49,483      1.3
(300)              166,806     (2.3)     9.5      53,316      .4      186,175     (5.5)   10.9     48,675      (.3)

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

          Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The annual meeting of stockholders was held April 19, 2001. The following directors were elected for terms of three years: Donald E. McLaughlin, James T. Snyder and John E. Walsh. The following proposals were voted on by the stockholders:

                                                                                    Withheld/   Broker
          Proposal                                                For               Abstain     Non-Votes
          ----------                                              ---               -------     ---------
          1)   Election of Directors:
               Donald E. McLaughlin,CPA                     10,201,635              17,034          0
               James T. Snyder                              10,201,235              17,434          0
               John E. Walsh                                10,200,538              18,130          0

                                                                                Withheld/  Broker
                                                               For     Against  Abstain    Non-Votes
                                                               ---     -------  ---------  ---------
          2)   Ratification of KPMG LLP                   10,185,002    4,753     28,914      6,617
               as independent auditors for the
               Company for the year ending
               December 31, 2001.





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

          a)   Exhibits:

               3.1  Certificate of Incorporation of OceanFirst Financial Corp.*

               3.2  Bylaws of OceanFirst Financial Corp.**

               4.0  Stock Certificate of OceanFirst Financial Corp.*


          b) There were no reports on Form 8-K filed during the three months ended March 31, 2001.

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

                                    OceanFirst Financial Corp.
                                    --------------------------------------------
                                    Registrant


DATE: May 11, 2001                   /s/ John R. Garbarino
                                    ------------------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE: May 11, 2001                   /s/ Michael Fitzpatrick
                                    ------------------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer