Form 10-Q
period 2001-06-30
OCEANFIRST FINANCIAL CORP
filed 2001-08-10
CIK 1004702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    -------------

                         Commission file number 0-27428


                           OceanFirst Financial Corp.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     22-3412577
  --------------------------------          ------------------------------------
  (State of other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


     975 Hooper Avenue, Toms River, NJ                              08753
  ----------------------------------------                ----------------------
  (Address of principal executive offices)                       (Zip Code)


   Registrant's telephone number, including area code:       (732)240-4500
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

As of August 8, 2001, there were 10,423,086 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                           OceanFirst Financial Corp.

                               INDEX TO FORM 10-Q




PART I.    FINANCIAL INFORMATION
-------    ---------------------
                                                                                     PAGE
                                                                                     ----

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition
           as of June 30, 2001 and December 31, 2000 ...............................   1

           Consolidated Statements of Income for the three
           and six months ended June 30, 2001 and 2000 .............................   2

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2001 and 2000 .................................   3

           Notes to Consolidated Financial Statements ..............................   5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .....................................   7

Item 3.    Quantitative and Qualitative Disclosure about Market Risk ...............  10




Part II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings .......................................................  11

Item 2.    Changes in Securities ...................................................  11

Item 3.    Default Upon Senior Securities ..........................................  11

Item 4.    Submission of Matters to a Vote of Security Holders .....................  11

Item 5.    Other Information .......................................................  11

Item 6.    Exhibits and Reports on Form 8-K ........................................  11


Signatures .........................................................................  12


                           OceanFirst Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)


                                                                           June 30,            December 31,
                                                                             2001                  2000
                                                                          -----------          ------------
                                                                          (Unaudited)
ASSETS
------

Cash and due from banks                                                   $    17,175          $     7,235
Investment securities available for sale                                       91,997              103,536
Federal Home Loan Bank of New York
  stock, at cost                                                               20,850               20,000
Mortgage-backed securities available for sale                                 282,300              268,042
Loans receivable, net                                                       1,217,518            1,136,879
Mortgage loans held for sale                                                   25,152               35,588
Interest and dividends receivable                                               8,946                9,318
Real estate owned, net                                                            149                  157
Premises and equipment, net                                                    16,049               14,676
Servicing asset                                                                 6,772                6,363
Other assets                                                                   37,902               38,423
                                                                          -----------          -----------

      Total assets                                                        $ 1,724,810          $ 1,640,217
                                                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


Deposits                                                                  $ 1,106,320          $ 1,104,188
Federal Home Loan Bank advances                                                84,800              127,500
Securities sold under agreements to repurchase                                362,665              236,494
Advances by borrowers for taxes and insurance                                   7,148                6,388
Other liabilities                                                              10,075                7,911
                                                                          -----------          -----------

      Total liabilities                                                     1,571,008            1,482,481
                                                                          -----------          -----------

Stockholders' equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                --                   --
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 10,497,086 and 11,084,123
      shares outstanding at June 30, 2001 and December 31,
      2000, respectively                                                          181                  181
   Additional paid-in capital                                                 181,000              179,805
   Retained earnings                                                          126,185              121,737
   Accumulated other comprehensive loss                                        (1,905)              (4,927)
   Less: Unallocated common stock held by
           Employee Stock Ownership Plan                                      (13,414)             (14,156)
         Unearned Incentive Awards                                             (1,128)              (2,096)
         Treasury stock, 7,621,162 and 7,034,125 shares
            at June 30, 2001 and December 31, 2000,
            respectively                                                     (137,117)            (122,808)
                                                                          -----------          -----------

         Total stockholders' equity                                           153,802              157,736
                                                                          -----------          -----------

         Total liabilities and stockholders' equity                       $ 1,724,810          $ 1,640,217
                                                                          ===========          ===========


See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                        For the Three Months                       For the Six Months
                                                           ended June 30                               ended June 30
                                                     -------------------------                  -------------------------

                                                     2001                 2000                  2001                 2000
                                                     ----                 ----                  ----                 ----
                                                            (Unaudited)                                (Unaudited)
Interest income:
  Loans                                            $23,099              $20,713               $45,830              $40,642
  Mortgage-backed securities                         4,520                5,502                 8,894               11,227
  Investment securities and other                    1,801                2,398                 4,004                4,826
                                                   -------              -------               -------              -------
      Total interest income                         29,420               28,613                58,728               56,695
                                                   -------              -------               -------              -------

Interest expense:
  Deposits                                          11,065               10,870                22,782               21,322
  Borrowed funds                                     5,414                5,199                10,275               10,193
                                                   -------              -------               -------              -------
      Total interest expense                        16,479               16,069                33,057               31,515
                                                   -------              -------               -------              -------

      Net interest income                           12,941               12,544                25,671               25,180

Provision for loan losses                              260                  250                   515                  490
                                                   -------              -------               -------              -------
      Net interest income after provision
          for loan losses                           12,681               12,294                25,156               24,690
                                                   -------              -------               -------              -------

Other income:
  Fees and service charges                           1,270                1,125                 2,625                2,113
  Net gain on sales of loans and securities
         available for sale                          1,426                   12                 2,504                   72
  Net income  from other real estate operations         40                   82                    55                   71
  Other                                                556                  303                   907                  596
                                                   -------              -------               -------              -------

  Total other income                                 3,292                1,522                 6,091                2,852
                                                   -------              -------               -------              -------

Operating expenses:
  Compensation and employee benefits                 4,737                4,229                10,105                8,559
  Occupancy                                            742                  556                 1,436                1,138
  Equipment                                            562                  367                 1,057                  727
  Marketing                                            457                  375                   794                  691
  Federal deposit insurance                            123                  119                   246                  239
  Data processing                                      568                  373                 1,059                  765
  General and administrative                         1,874                1,192                 3,476                2,287
                                                   -------              -------               -------              -------

     Total operating expenses                        9,063                7,211                18,173               14,406
                                                   -------              -------               -------              -------

     Income before provision for income taxes        6,910                6,605                13,074               13,136
Provision for income taxes                           2,417                2,267                 4,561                4,486
                                                   -------              -------               -------              -------

      Net income                                   $ 4,493              $ 4,338               $ 8,513              $ 8,650
                                                   =======              =======               =======              =======

Basic earnings per share                           $   .47              $   .42               $  0.89              $  0.82
                                                   =======              =======               =======              =======
Diluted earnings per share                         $   .45              $   .41               $  0.85              $  0.80
                                                   =======              =======               =======              =======

Average basic shares outstanding                     9,503               10,361                 9,595               10,613
                                                   =======              =======               =======              =======
Average diluted shares outstanding                   9,980               10,593                10,059               10,821
                                                   =======              =======               =======              =======



See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                           For the six months
                                                                                              ended June 30,
                                                                                         -----------------------
                                                                                           2001             2000
                                                                                         --------         -------
                                                                                                  (Unaudited)
Cash flows from operating activities:

  Net income                                                                        $       8,513        $    8,650
                                                                                    -------------        ----------

Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                                        951               766
    Amortization of Incentive Awards                                                          968               968
    Amortization of ESOP                                                                      742               786
    ESOP adjustment                                                                           619               225
    Tax benefit of stock plans                                                                576                 -
    Amortization of servicing asset                                                           759               143
    Amortization of intangible assets                                                         179                52
    Net premium amortization in excess of discount
         accretion on securities                                                              308               192
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                                           (83)             (171)
    Provision for loan losses                                                                 515               490
    Net gain on sales of real estate owned                                                    (86)              (94)
    Net gain on sales of loans and securities available for sale                           (2,504)              (72)
    Proceeds from sales of mortgage loans held for sale                                   165,375             8,963
    Mortgage loans originated for sale                                                   (152,435)          (17,422)
    Decrease (increase) in interest and dividends receivable                                  372            (1,044)
    Increase in other assets                                                               (2,601)             (831)
    Increase (decrease) in other liabilities                                                2,164              (249)
                                                                                    -------------        ----------
      Total adjustments                                                                    15,819            (7,298)
                                                                                    -------------        ----------
      Net cash provided by operating activities                                            24,332             1,352
                                                                                    -------------        ----------

Cash flows from investing activities:

  Net increase in loans receivable                                                        (81,411)          (57,679)
  Purchase of mortgage-backed securities available for sale                               (49,006)                -
  Purchase of investment securities available for sale                                        (92)                -
  Proceeds from maturities of investment securities
         available for sale                                                                13,500               200
  Principal payments on mortgage-backed securities
         available for sale                                                                37,369            28,053
  Purchases of Federal Home Loan Bank of New York Stock                                      (850)             (895)
  Proceeds from sales of real estate owned                                                    434               670
  Purchases of premises and equipment                                                      (2,324)           (1,064)
                                                                                    -------------        ----------
      Net cash used in investing activities                                               (82,380)          (30,715)
                                                                                    -------------        ----------




                                                                       Continued

                           OceanFirst Financial Corp.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)


                                                                                       For the six months
                                                                                         ended June 30,
                                                                                    ------------------------
                                                                                      2001            2000
                                                                                    ---------       --------
                                                                                           (Unaudited)

Cash flows from financing activities:
  Increase in deposits                                                              $   2,132       $ 30,075
  Decrease in Federal Home Loan Bank advances                                         (42,700)       (17,000)
  Increase in securities sold under agreements
    to repurchase                                                                     126,171         34,730
  Increase in advances by borrowers for taxes and
    insurance                                                                             760            748
  Exercise of stock options                                                               863            292
  Dividends paid                                                                       (3,912)        (3,693)
  Purchase of treasury stock                                                          (15,326)       (16,529)
                                                                                    ---------       --------
      Net cash provided by financing activities                                        67,988         28,623
                                                                                    ---------       --------

      Net increase (decrease) in cash and due from banks                                9,940           (740)

Cash and due from banks at beginning of period                                          7,235         10,007
                                                                                    ---------       --------

Cash and due from banks at end of period                                            $  17,175       $  9,267
                                                                                    =========       ========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                                      $  33,389       $ 31,418
      Income taxes                                                                      1,747          4,420
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                                   340            370
      Mortgage loans securitized into mortgage-backed
         securities                                                                    11,698          2,007
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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

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

Note 2. Earnings per Share
--------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                                    Three months ended         Six months ended
                                                                         June 30,                  June 30,
                                                                   --------------------      --------------------
                                                                     2001         2000         2001         2000
                                                                   --------      ------      --------      ------

        Weighted average shares issued net of Treasury shares       10,704       11,841       10,833       12,134
        Less: Unallocated ESOP shares                               (1,074)      (1,195)      (1,088)      (1,211)
              Unallocated incentive award shares                      (127)        (285)        (150)        (310)
                                                                   -------       ------       ------       ------
        Average basic shares outstanding                             9,503       10,361        9,595       10,613
        Add: Effect of dilutive securities:
             Stock options                                             415          144          392          115
             Incentive awards                                           62           88           72           93
                                                                   -------       ------       ------       ------
        Average diluted shares outstanding                           9,980       10,593       10,059       10,821
                                                                   =======       ======       ======       ======

Note 3. Comprehensive Income
----------------------------

For the three month periods ended June 30, 2001 and 2000 total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $5,410,000 and $3,355,000, respectively. For the six months ended June 30, 2001 and 2000, total comprehensive income amounted to $11,535,000 and $5,590,000, respectively.

Note 4. Impact of Recent Accounting Pronouncements
--------------------------------------------------

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133". SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the company's adoption of SFAS No. 133 (January 1, 2001). The initial adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's financial statements.

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

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of."

SFAS 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

The Company is required to adopt the provisions of SFAS 141 immediately. The initial adoption of SFAS 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt SFAS 142 effective January 1, 2002. As of June 30, 2001, the Company has $1.1 million in recorded goodwill with quarterly amortization of $63,000 which will cease upon the adoption of SFAS 142. The Company is currently evaluating the goodwill impairment criteria of SFAS 142 and is not able to estimate the impact, if any, that SFAS 142 may have on recorded goodwill upon the adoption of SFAS 142. The impairment adjustment, if any, will have to be recorded by the Company by no later than December 31, 2002. The Company does not anticipate that SFAS 142 will significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

Note 5. Loans Receivable, Net
-----------------------------

Loans receivable, net at June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                             June 30, 2001                   December 31, 2000
                                                             -------------                   -----------------

Real estate:
         One- to four-family                                   $1,052,676                       $  993,706
         Commercial real estate, multi-
           family and land                                         95,963                           89,663
         Construction                                               7,621                            7,973
Consumer                                                           63,746                           62,923
Commercial                                                         33,661                           29,687
                                                               ----------                       ----------
                  Total loans                                   1,253,667                        1,183,952


         Loans in process                                          (2,038)                          (2,927)
         Deferred origination costs (fees), net                       708                              561
         Unearned premium                                               8                               19
         Allowance for loan losses                                 (9,675)                          (9,138)
                                                               ----------                       ----------
                  Total loans, net                              1,242,670                        1,172,467

Less: mortgage loans held for sale                                 25,152                           35,588
                                                               ----------                       ----------
                  Loans receivable, net                        $1,217,518                       $1,136,879
                                                               ==========                       ==========

Note 6. Deposits
----------------

The major types of deposits at June 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                          June 30, 2001                December 31, 2000
                                                          -------------                -----------------
Type of Account
---------------

Non-interest bearing                                      $   65,627                       $   49,910
NOW                                                          193,855                          170,976
Money market deposit                                          75,459                           71,010
Savings                                                      175,596                          165,866
Time deposits                                                595,783                          646,426
                                                          ----------                       ----------
                                                          $1,106,320                       $1,104,188
                                                          ==========                       ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at June 30, 2001 were $1.725 billion, an increase of $84.6 million, compared to $1.640 billion at December 31, 2000.

Loans receivable, net, increased by $80.6 million to a balance of $1.218 billion at June 30, 2001, compared to a balance of $1.137 billion at December 31, 2000. The increase was partly attributable to commercial lending (including commercial real estate) initiatives which accounted for $10.3 million of this growth. Additionally, mortgage loan volume was strong due to increased refinance activity in the low interest rate environment. Deposit balances increased $2.1 million to $1.106 billion at June 30, 2001 from $1.104 billion at December 31, 2000. Although overall deposit growth was modest, core deposit categories, a key emphasis for the Company, increased by $52.8 million as time deposits declined.

Stockholder's equity at June 30, 2001 decreased to $153.8 million, compared to $157.7 million at December 31, 2000 due to the execution of the Company's eighth stock repurchase program. The Company repurchased 646,100 shares of common stock during the first half of 2001 at a total cost of $15.3 million. Under the 10% repurchase program authorized by the Board of Directors in August 2000, 139,343 shares remain to be purchased as of June 30, 2001. On July 19, 2001, the Company's Board of Directors authorized an additional repurchase program for 10% of the outstanding common stock, or 1,040,476 common shares. The new repurchase program will begin upon consummation of the existing plan.

Results of Operations

General

Net income increased to $4.5 million for the three months ended June 30, 2001, as compared to net income of $4.3 million for the three months ended June 30, 2000, while diluted earnings per share increased to $.45 for the three months ended June 30, 2001, as compared to $.41 for the same prior year period. For the six months ended June 30, 2001, net income decreased to $8.5 million from $8.7 million for the six months ended June 30, 2000, while diluted earnings per share increased to $.85 for the six months ended June 30, 2001 as compared to $.80 in the same prior year period. Earnings per share is favorably affected by the Company's repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three and six months ended June 30, 2001 was $29.4 million and $58.7 million, respectively, compared to $28.6 million and $56.7 million for the three and six months ended June 30, 2000, respectively. The increases in interest income were due to increases in average interest-earning assets of $73.0 million and $49.3 million for the three and six months ended June 30, 2001, as compared to the same prior year periods. The yield on interest-earning assets decreased to 7.28% for the three months ended June 30, 2001 as compared to 7.42% for the same prior year period. For the six months ended June 30, 2001, the yield on earning assets increased to 7.41%, as compared to 7.38% for the same prior year period. Despite the second quarter decline, which was reflective of the general interest rate environment, the asset yield in both periods still benefited from the Bank's strong loan growth, which was partly funded by reductions in the lower yielding investment and mortgage-backed securities available for sale portfolios. For the three and six months ended June 30, 2001 loans receivable represented 75.1% and 75.2%, respectively, of average interest-earning assets as compared to 70.2% and 69.4%, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and six months ended June 30, 2001 was $16.5 million and $33.1 million, respectively, compared to $16.1 million and $31.5 million for the three and six months ended June 30, 2000, respectively. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities which rose by $69.5 million and $52.1 million for the three and six months ended June 30, 2001, respectively, as compared to the same prior year periods. The cost of interest-bearing liabilities decreased to 4.50% for the three months ended June 30, 2001, as compared to 4.61% in the same prior year period. For the six months ended June 30, 2001, the cost of interest-bearing liabilities increased to 4.60% as compared to 4.55% for the same prior year period. Funding costs were partly restrained due the Company's focus on lower costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 44.6% and 43.2% of average deposits for the three and six months ended June 30, 2001, respectively, as compared to 38.0% and 37.8%, respectively, for the same prior year periods. The Company's stock repurchase programs will generally cause interest-bearing liabilities to rise at a greater rate than interest-earning assets due to the reduction in stockholders' equity as a funding source.

Provision for Loan Losses

For the three and six months ended June 30, 2001, the Company's provision for loan losses was $260,000 and $515,000, respectively, as compared to $250,000 and $490,000 for the same prior year periods.

Other Income

Other income was $3.3 million and $6.1 million for the three and six months ended June 30, 2001, respectively, compared to $1.5 million and $2.9 million for the same prior year periods. For the three and six months ended June 30, 2001 the Company recorded a gain of $1.4 million and $2.5 million, respectively, on the sale of loans, as compared to gains of $12,000 and $72,000, respectively, in the same prior year periods. The increased gains from loan sales are primarily due to the mortgage banking activities of Columbia Equities, Ltd. ("Columbia"), a mortgage banking company acquired by the Company on August 18, 2000. The Bank also periodically sells 30 year fixed-rate mortgage loans to assist in the management of interest rate risk.

Excluding the respective net gains on the sale of loans, other income increased by $356,000, or 23.6%, and $807,000, or 29.0%, for the three and six months ended June 30, 2001, respectively, as compared to the same prior year periods. Fees and service charges increased due to the growth in commercial account services, retail core account balances, investment services and trust fees. The Company continues to focus on growing non-interest revenue with the expected introduction of insurance services later this year.

Operating Expenses

Operating expenses were $9.1 million and $18.2 million, respectively, for the three and six months ended June 30, 2001, as compared to $7.2 million and $14.4 million, respectively, in the same prior year periods. The increases were principally due to operating expenses associated with Columbia, and the costs associated with the opening and operation of the Bank's fourteenth and fifteenth branch offices in May 2000 and February 2001, respectively.

Provision for Income Taxes

Income tax expense was $2.4 million and $4.6 million for the three and six months ended June 30, 2001 compared to $2.3 million and $4.5 million for the same prior year periods.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank ("FHLB") and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At June 30, 2001, the Company had $84.8 million of outstanding overnight borrowings from the FHLB, an increase from $52.5 million at December 31, 2000. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $362.7 million at June 30, 2001, an increase from $311.5 million at December 31, 2000. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the six months ended June 30, 2001, were primarily provided by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased total borrowings. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and the purchase of treasury stock. For the six months ended June 30, 2000, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits and total borrowings. The cash provided was principally used for the origination of loans and the purchase of treasury stock.

At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital of $129.5 million, or 7.5%, of total adjusted assets, which is above the required level of $25.8 million or 1.5%; core capital of $129.5 million or 7.5% of total adjusted assets, which is above the required level of $51.6 million, or 3.0%; and risk-based capital of $139.1 million, or 14.1% of risk-weighted assets, which is above the required level of $78.9 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.


                                                                 June 30,                 December 31,
                                                                  2001                        2000
                                                            -----------------           ---------------
                                                                       (dollars in thousands)

Non-accrual loans:
   Real estate:
     One-to four-family                                        $3,271                          $2,594
     Commercial real estate,
       multi-family and land                                       --                              --
   Consumer                                                       158                             147
   Commercial                                                   2,368                             182
                                                               ------                          ------
     Total                                                      5,797                           2,923
REO, net                                                          149                             157
                                                               ------                          ------
     Total non-performing assets                               $5,946                          $3,080
                                                               ======                          ======

Non-performing loans as a percent of total
     loans receivable                                             .46%                            .25%
Non-performing assets as a percent of total
     assets                                                       .34                             .19
Allowance for loan losses as a percent of
     total loans receivable                                       .77                             .77
Allowance for loan losses as percent of
     total non-performing loans                                166.90                          312.62


The increase in non-performing loans is due primarily to one non-performing commercial loan with an outstanding balance of $2.4 million, which was placed on non-accrual status during the quarter ended June 30, 2001. The loan is represented by a participation interest in a $125 million shared national credit on a company headquartered in New Jersey, and is secured by corporate assets and various commercial real estate properties. The Bank does not participate in any other shared national credits.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at June 30, 2001 was negative 9.5% as compared to negative 10.8% at December 31, 2000. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of June 30, 2001 and December 31, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 2000.

At June 30, 2001, the Company's NPV in a static rate environment is less than the NPV at December 31, 2000, reflecting the Company's declining capital levels resulting from common stock repurchase programs and the lower interest rate environment which reduces the value of the Company's core deposits. Also, in a shocked interest rate environment, the Company projects a greater percent change in NPV at June 30, 2001 than was the case at December 31, 2000. The heightened interest rate sensitivity is primarily due to the declining capital base which accentuates, on a percentage basis, similar dollar changes in NPV.



                                      June 30, 2001                                        December 31, 2000
                  -------------------------------------------------------    ------------------------------------------------------

                 Net Portfolio Value              Net Interest Income         Net Portfolio Value              Net Interest Income
-------------------------------------------------------------------------    ------------------------------------------------------
Change in
Interest Rates
in Basis Points                           NPV                                                        NPV
(Rate Shock)       Amount     % Change    Ratio      Amount    % Change        Amount    % Change    Ratio        Amount  % Change
----------------- ---------- ----------- --------  ---------  -----------    ---------- ----------- --------    --------- ---------

(dollars in
thousands)
300               $ 90,126     (46.3)%     5.7%       $45,112   (15.2)%       $122,407     (37.9)%     8.2%       $42,061    (13.9)%
200                125,582     (25.2)      7.6         48,312    (9.2)         153,064     (22.3)      9.9         44,556     (8.8)
100                153,556      (8.5)      9.0         51,224    (3.7)         179,453      (8.9)     11.3         46,728     (4.3)
Static             167,907       ---       9.7         53,193     ---          197,049       ---      12.1         48,837      ---
(100)              168,812        .5       9.5         54,580     2.6          201,071       2.0      12.1         49,569      1.5
(200)              163,792      (2.4)      9.1         54,874     3.2          196,426       (.3)     11.6         49,483      1.3
(300)              154,806      (7.8)      8.5         53,733     1.0          186,175      (5.5)     10.9         48,675      (.3)


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

               Not Applicable

Item 5.  Other Information
         ------------------

               Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

               a)  Exhibits:

                   3.1  Certificate of Incorporation of OceanFirst Financial
                        Corp.*

                   3.2  Bylaws of OceanFirst Financial Corp.**

                   4.0  Stock Certificate of OceanFirst Financial Corp.*


               b) There were no reports on Form 8-K filed during the three months ended June 30, 2001.

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

                                   OceanFirst Financial Corp.
                                   ------------------------------------------
                                   Registrant

DATE:       August 10, 2001        /s/ John R. Garbarino
                                   ------------------------------------------
                                   John R. Garbarino
                                   Chairman of the Board, President
                                   and Chief Executive Officer

DATE:       August 10, 2001        /s/ Michael Fitzpatrick
                                   ------------------------------------------
                                   Michael Fitzpatrick
                                   Executive Vice President and
                                   Chief Financial Officer