Form 10-Q
period 2001-09-30
OCEANFIRST FINANCIAL CORP
filed 2001-11-13
CIK 1004702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from to

                        Commission file number 0-27428


                          OceanFirst Financial Corp.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  22-3412577
  -----------------------------          -----------------------------------
  (State of other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


   975 Hooper Avenue, Toms River, NJ                      08753
  ----------------------------------                ---------------
  (Address of principal executive offices)             (Zip Code)


  Registrant's telephone number, including area code:       (732)240-4500
                                                            --------------

                -----------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO _____.
    -----

As of November 7, 2001, there were 10,026,289 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                 OceanFirst Financial Corp.

                                 INDEX TO FORM 10-Q



PART I.    FINANCIAL INFORMATION
---------  ---------------------
                                                                      PAGE
                                                                      ----
Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            as of  September 30, 2001 and December 31, 2000..........   1

            Consolidated Statements of Income for the three
            and nine months ended September 30, 2001 and 2000........   2

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2001 and 2000............   3

            Notes to Consolidated Financial Statements...............   5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   7

Item 3.     Quantitative and Qualitative Disclosure about Market Risk  10

Part II.    OTHER INFORMATION
----------  -----------------

Item 1.     Legal Proceedings........................................  11

Item 2.     Changes in Securities....................................  11

Item 3.     Default Upon Senior Securities...........................  11

Item 4.     Submission of Matters to a Vote of Security Holders......  11

Item 5.     Other Information........................................  11

Item 6.     Exhibits and Reports on Form 8-K.........................  11

Signatures  .........................................................  12


                           OceanFirst Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)

                                                                               September 30,  December 31,
                                                                                   2001           2000
                                                                                ----------     ----------
                                                                                (Unaudited)
ASSETS
------

Cash and due from banks                                                         $   13,484     $    7,235
Investment securities available for sale                                            77,522        103,536
Federal Home Loan Bank of New York stock, at cost                                   22,800         20,000
Mortgage-backed securities available for sale                                      265,870        268,042
Loans receivable, net                                                            1,277,102      1,136,879
Mortgage loans held for sale                                                        40,349         35,588
Interest and dividends receivable                                                    9,498          9,318
Real estate owned, net                                                                  55            157
Premises and equipment, net                                                         16,604         14,676
Servicing asset                                                                      6,525          6,363
Other assets                                                                        37,244         38,423
                                                                                ----------     ----------
       Total assets                                                             $1,767,053     $1,640,217
                                                                                ==========     ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                        $1,118,312     $1,104,188
Federal Home Loan Bank advances                                                     86,700        127,500
Securities sold under agreements to repurchase                                     396,928        236,494
Advances by borrowers for taxes and insurance                                        6,704          6,388
Other liabilities                                                                    8,852          7,911
                                                                                ----------     ----------
      Total liabilities                                                          1,617,496      1,482,481
                                                                                ----------     ----------
Stockholders' equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                                     -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 10,116,289 and 11,084,123
      shares outstanding at September 30, 2001 and December 31,
      2000,  respectively                                                              181            181
   Additional paid-in capital                                                      181,278        179,805
   Retained earnings                                                               128,905        121,737
   Accumulated other comprehensive loss                                               (172)        (4,927)
   Less: Unallocated common stock held by
             Employee Stock Ownership Plan                                         (13,036)       (14,156)
         Unearned Incentive Awards                                                    (645)        (2,096)
         Treasury stock, 8,001,959 and 7,034,125 shares
            at September 30, 2001 and December 31, 2000,
             respectively                                                         (146,954)      (122,808)
                                                                                ----------     ----------
          Total stockholders' equity                                               149,557        157,736
                                                                                ----------     ----------
          Total liabilities and stockholders' equity                            $1,767,053     $1,640,217
                                                                                ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                      For the Three Months   For the Nine Months
                                                       ended September 30     ended September 30
                                                      ---------------------  --------------------
                                                         2001        2000      2001        2000
                                                       -------     -------   -------     -------
                                                            (Unaudited)           (Unaudited)
Interest income:
  Loans                                                $24,300     $21,753   $70,130     $62,395
  Mortgage-backed securities                             4,316       5,216    13,210      16,442
  Investment securities and other                        1,334       2,578     5,338       7,404
                                                       -------     -------   -------     -------
      Total interest income                             29,950      29,547    88,678      86,241
                                                       -------     -------   -------     -------
Interest expense:
  Deposits                                               9,978      11,361    32,760      32,682
  Borrowed funds                                         5,722       6,025    15,998      16,219
                                                       -------     -------   -------     -------
      Total interest expense                            15,700      17,386    48,758      48,901
                                                       -------     -------   -------     -------
      Net interest income                               14,250      12,161    39,920      37,340
Provision for loan losses                                  265         255       780         745
                                                       -------     -------   -------     -------
      Net interest income after provision
          for loan losses                               13,985      11,906    39,140      36,595
                                                       -------     -------   -------     -------
Other income:
  Fees and service charges                                 783       1,227     3,408       3,340
  Net gain (loss) on sales of loans and securities
         available for sale                              1,001      (1,261)    3,505      (1,189)
  Net income  from other real estate operations            215          56       270         127
  Other                                                    481         400     1,388         997
                                                       -------     -------   -------     -------
  Total other income                                     2,480         422     8,571       3,275
                                                       -------     -------   -------     -------
Operating expenses:
  Compensation and employee benefits                     5,100       4,397    15,205      12,956
  Occupancy                                                792         646     2,227       1,785
  Equipment                                                544         418     1,601       1,145
  Marketing                                                477         320     1,271       1,011
  Federal deposit insurance                                122         120       368         360
  Data processing                                          521         425     1,580       1,190
  General and administrative                             1,915       1,934     5,390       4,219
                                                       -------     -------   -------     -------
     Total operating expenses                            9,471       8,260    27,642      22,666
                                                       -------     -------   -------     -------
     Income before provision for income taxes            6,994       4,068    20,069      17,204
Provision for income taxes                               2,312         248     6,873       4,733
                                                       -------     -------   -------     -------
      Net income                                       $ 4,682     $ 3,820   $13,196     $12,471
                                                       =======     =======   =======     =======
Basic earnings per share                                  $.51        $.38     $1.40       $1.19
                                                       =======     =======   =======     =======
Diluted earnings per share                                $.48        $.36     $1.32       $1.16
                                                       =======     =======   =======     =======
Average basic shares outstanding                         9,190      10,091     9,440      10,437
                                                       =======     =======   =======     =======
Average diluted shares outstanding                       9,744      10,501     9,969      10,739
                                                       =======     =======   =======     =======


See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                    For the nine months
                                                                    ended September 30,
                                                                    -------------------
                                                                       2001        2000
                                                                    ---------    --------
                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                                        $  13,196    $ 12,471
                                                                    ---------    --------
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                  1,449       1,185
    Amortization of Incentive Awards                                    1,451       1,451
    Amortization of ESOP                                                1,120       1,179
    ESOP adjustment                                                       986         442
    Tax benefit of stock plans                                            487           -
    Amortization and impairment of servicing asset                      1,787         361
    Amortization of intangible assets                                     269          78
    Net premium amortization in excess of discount
         accretion on securities                                          483         293
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                      (208)       (202)
    Provision for loan losses                                             780         745
    Net gain on sales of real estate owned                               (303)       (161)
    Net gain on sales of loans and securities available for sale       (3,505)      1,189
    Proceeds from sales of mortgage loans held for sale               273,175      51,297
    Mortgage loans originated for sale                               (274,431)    (61,866)
    Increase  in interest and dividends receivable                       (180)     (1,586)
    (Increase) decrease in other assets                                (3,832)        192
    Increase (decrease) in other liabilities                              941      (1,217)
                                                                    ---------    --------
      Total adjustments                                                   469      (6,620)
                                                                    ---------    --------
      Net cash provided by operating activities                        13,665       5,851
                                                                    ---------    --------
Cash flows from investing activities:
  Net increase in loans receivable                                   (141,135)    (85,162)
  Purchase of mortgage-backed securities available for sale           (49,006)          -
  Purchase of investment securities available for sale                    (92)    (12,500)
  Proceeds from sale of investment securities                               -      30,279
  Proceeds from maturities of investment securities
         available for sale                                            23,470         200
  Principal payments on mortgage-backed securities
         available for sale                                            60,879      44,498
  Purchases of Federal Home Loan Bank of New York Stock                (2,800)     (3,200)
  Proceeds from sales of real estate owned                                745         974
  Purchases of premises and equipment                                  (3,377)     (1,321)
  Acquisition of Columbia Equities, Ltd. net of
         cash and cash equivalents                                          -      (2,954)
                                                                    ---------    --------
       Net cash used in investing activities                         (111,316)    (29,186)
                                                                    ---------    --------



                                                           Continued

                           OceanFirst Financial Corp.
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
                             (dollars in thousands)


                                                                               For the nine months
                                                                               ended  September 30,
                                                                              ----------------------
                                                                                 2001        2000
                                                                               --------    --------
                                                                                   (Unaudited)
Cash flows from financing activities:
  Increase in deposits                                                         $ 14,124    $ 41,057
  Decrease in Federal Home Loan Bank advances                                   (40,800)    (20,396)
  Increase in securities sold under agreements
         to repurchase                                                          160,434      34,118
  Increase in advances by borrowers for taxes and
         insurance                                                                  316         596
  Exercise of stock options                                                         993         908
  Dividends paid                                                                 (5,868)     (5,632)
  Purchase of treasury stock                                                    (25,299)    (22,276)
                                                                               --------    --------
      Net cash provided by financing activities                                 103,900      28,375
                                                                               --------    --------
      Net increase in cash and due from banks                                     6,249       5,040
Cash and due from banks at beginning of period                                    7,235      10,007
                                                                               --------    --------
Cash and due from banks at end of period                                       $ 13,484    $ 15,047
                                                                               ========    ========
Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                                 $ 48,533    $ 48,971
      Income taxes                                                                5,680       4,295
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                             340         644
      Mortgage loans securitized into mortgage-backed
         securities                                                              27,321      14,035
                                                                               ========    ========
Supplemental Information to the Consolidated Statements of Cash
      Flows relating to the Acquisition of Colombia Equities, Ltd:
Non cash investing and financing transactions relating to the
      Acquisition of Columbia Equities, Ltd. that are not reflected in the
      Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2000 are listed below:
  Fair value of assets acquired, excluding cash and cash equivalents                  -    $ 36,045
  Liabilities assumed                                                                 -     (33,982)
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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

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

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                               Three months ended   Nine months ended
                                                                 September 30,        September 30,
                                                              --------------------  ------------------
                                                                  2001       2000                2001     2000
                                                                ------     ------              ------   ------
     Weighted average shares issued net of Treasury shares      10,388     11,534              10,683   11,932
     Less: Unallocated ESOP shares                              (1,044)    (1,164)             (1,074)  (1,195)
           Unallocated incentive award shares                     (154)      (279)               (169)    (300)
                                                                ------     ------              ------   ------
     Average basic shares outstanding                            9,190     10,091               9,440   10,437
     Add:  Effect of dilutive securities:
           Stock options                                           449        288                 414      180
           Incentive awards                                        105        122                 115      122
                                                                ------     ------              ------   ------
     Average diluted shares outstanding                          9,744     10,501               9,969   10,739
                                                                ======     ======              ======   ======

Note 3.  Comprehensive Income
-----------------------------

For the three month periods ended September 30, 2001 and 2000 total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $6,415,000 and $8,807,000, respectively. For the nine months ended September 30, 2001 and 2000, total comprehensive income amounted to $17,951,000 and $14,398,000, respectively.

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

The Company is required to adopt the provisions of SFAS 141 immediately. The initial adoption of SFAS 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt SFAS 142 effective January 1, 2002. As of September 30, 2001, the Company has 1.1 million in recorded goodwill with quarterly amortization of 63,000 which will cease upon the adoption of SFAS 142. The Company is currently evaluating the goodwill impairment criteria of SFAS 142 and is not able to estimate the impact, if any, that SFAS 142 may have on recorded goodwill upon the adoption of SFAS 142. The impairment adjustment, if any, will have to be recorded by the Company by no later than December 31, 2002. The Company does not anticipate that SFAS 142 will significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

Note 5. Loans Receivable, Net
-----------------------------

Loans receivable, net at September 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                        September 30, 2001   December 31, 2000
                                        -------------------  ------------------
Real estate:
     One- to four-family                        $1,104,717          $  993,706
     Commercial real estate, multi-
      family and land                              100,148              89,663
     Construction                                    8,419               7,973
Consumer                                            65,917              62,923
Commercial                                          49,285              29,687
                                                ----------          ----------
          Total loans                            1,328,486           1,183,952

     Loans in process                               (2,280)             (2,927)
     Deferred origination costs, net                 1,151                 561
     Unearned premium                                    5                  19
     Allowance for loan losses                      (9,911)             (9,138)
                                                ----------          ----------
          Total loans, net                       1,317,451           1,172,467

Less: mortgage loans held for sale                  40,349              35,588
                                                ----------          ----------
          Loans receivable, net                 $1,277,102          $1,136,879
                                                ==========          ==========

Note 6. Deposits
----------------

The major types of deposits at September 30, 2001 and December 31, 2000 were as follows (in thousands):

                        September 30, 2001  December 31, 2000
                        ------------------  -----------------
Type of Account
---------------

Non-interest bearing            $   66,747         $   49,910
NOW                                207,859            170,976
Money market deposit                73,502             71,010
Savings                            188,183            165,866
Time deposits                      582,021            646,426
                                ----------         ----------
                                $1,118,312         $1,104,188
                                ==========         ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at September 30, 2001 were $1.767 billion, an increase of $126.8 million, compared to $1.640 billion at December 31, 2000.

Loans receivable, net, increased by $140.2 million to a balance of $1.277 billion at September 30, 2001, compared to a balance of $1.137 billion at December 31, 2000. The increase was partly attributable to commercial lending (including commercial real estate) initiatives which accounted for $30.1 million of this growth. Additionally, mortgage loan volume was strong due to increased refinance activity in the low interest rate environment. Deposit balances increased $14.1 million to $1.118 billion at September 30, 2001 from $1.104 billion at December 31, 2000. Although overall deposit growth was modest, core deposit categories, a key emphasis for the Company, increased by $78.5 million as time deposits declined.

Stockholder's equity at September 30, 2001 decreased to $149.6 million, compared to $157.7 million at December 31, 2000 due to the completion of the Company's eighth stock repurchase program in August 2001 and the commencement of the Company's ninth repurchase program immediately thereafter. The Company repurchased 1,033,943 shares of common stock during the nine months ended September 30, 2001 at a total cost of $25.3 million. Under the 10% repurchase program authorized by the Board of Directors July 19, 2001, 791,976 shares remain to be purchased as of September 30, 2001.

Results of Operations

General

Net income increased to $4.7 million for the three months ended September 30, 2001, as compared to net income of $3.8 million for the three months ended September 30, 2000, while diluted earnings per share increased to $.48 for the three months ended September 30, 2001, as compared to $.36 for the same prior year period. For the nine months ended September 30, 2001, net income increased to $13.2 million from $12.5 million for the nine months ended September 30, 2000, while diluted earnings per share increased to $1.32 for the nine months ended September 30, 2001 as compared to $1.16 in the same prior year period. Earnings per share is favorably affected by the Company's repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three and nine months ended September 30, 2001 was $29.9 million and $88.7 million, respectively, compared to $29.5 million and $86.2 million for the three and nine months ended September 30, 2000, respectively. The increases in interest income were due to increases in average interest-earning assets of $84.2 million and $61.1 million for the three and nine months ended September 30, 2001, respectively, as compared to the same prior year periods. The yield on interest-earning assets decreased to 7.22% and 7.34% for the three and nine months ended September 30, 2001, respectively, as compared to 7.50% and 7.42%, respectively, for the same prior year periods. Despite the declines, which were reflective of the general interest rate environment, the asset yield in both periods still benefited from the Bank's strong loan growth, which was partly funded by reductions in the lower yielding investment and mortgage-backed securities available for sale portfolios. For the three and nine months ended September 30, 2001 loans receivable represented 77.4% and 76.0%, respectively, of average interest-earning assets as compared to 71.5% and
70.1 %, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and nine months ended September 30, 2001 was $15.7 million and $48.8 million, respectively, compared to $17.4 million and $48.9 million for the three and nine months ended September 30, 2000, respectively. The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 4.17% and 4.45% for the three and nine months ended September 30, 2001, respectively, as compared to 4.85% and 4.65%, respectively, in the same prior year periods. Funding costs were partly restrained due the Company's focus on lower costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 47.6% and 44.7% of average deposits for the three and nine months ended September 30, 2001, respectively, as compared to 38.4% and 38.0%, respectively, for the same prior year periods. The decline in funding costs was partly offset by an increase in average interest-bearing liabilities which rose by $74.5 million and $59.7 million for the three and nine months ended September 30, 2001, respectively, as compared to the same prior year periods.

Provision for Loan Losses

For the three and nine months ended September 30, 2001, the Company's provision for loan losses was $265,000 and $780,000, respectively, as compared to $255,000 and $745,000 for the same prior year periods.

Other Income

Other income was $2.5 million and $8.6 million for the three and nine months ended September 30, 2001, respectively, compared to $422,000 and $3.3 million for the same prior year periods. For the three and nine months ended September 30, 2000 the Company recognized a loss of $1.6 million on the restructuring sale of $32.1 million of securities available for sale. There were no sales of securities in 2001. For the three and nine months ended September 30, 2001 the Company recorded a gain of $1.0 million and $3.5 million, respectively, on the sale of loans, as compared to gains of $375,000 and $447,000, respectively, in the same prior year periods. The increased gains from loan sales are primarily due to the mortgage banking activities of Columbia Equities, Ltd. ("Columbia"), a mortgage banking company acquired by the Company on August 18, 2000. The Bank also periodically sells 30 year fixed-rate mortgage loans to assist in the management of interest rate risk.

Total servicing fee income decreased by $797,000 and $973,000 for the three and nine months ended September 30, 2001, respectively, as compared to the same prior year periods due to actual and anticipated prepayments of the loans underlying the servicing portfolio. Both 2001 periods include the recognition of a $600,000 impairment reserve on the loan servicing asset. Excluding the 2000 loss on the sale of investment securities, the respective net gains on the sale of loans, and the decrease in servicing fee income, other income increased by $593,000 and $1.6 million for the three and nine months ended September 30, 2001, respectively, as compared to the same prior year periods. Fees and service charges increased due to the growth in commercial account services, retail core account balances, investment services and trust fees. The Company continues to focus on growing non-interest revenue with the expected introduction of insurance services later this year.

Operating Expenses

Operating expenses were $9.5 million and $27.6 million, respectively, for the three and nine months ended September 30, 2001, as compared to $8.3 million and $22.7 million, respectively, in the same prior year periods. The increases were principally due to operating expenses associated with Columbia, and the costs associated with the opening and operation of the Bank's fourteenth, fifteenth and sixteenth branch offices in May 2000, February 2001 and September 2001, respectively.

Provision for Income Taxes

Income tax expense was $2.3 million and $6.9 million for the three and nine months ended September 30, 2001 compared to $248,000 and $4.7 million for the
same prior year periods.   The Company recognized an income tax benefit of $1.1
million in the third quarter of 2000 relating to the additional charitable donation expense associated with the 1996 formation of the OceanFirst Foundation (the "Foundation"). The Company established the Foundation as part of the conversion to public ownership and recorded a charitable donation expense of $13.4 million in 1996. Charitable donations are tax deductible subject to a limitation of 10% of annual taxable income. The Company is able to carry forward any unused portion of the deduction for five years following the year in which the contribution was made. Based on the Company's original estimate of taxable income for 1996 and the carry forward period, $4.3 million of charitable donation expense was considered not tax deductible because the Company believed it was unlikely to realize sufficient earnings over the six year period to take the full deduction. After considering the Company's earnings performance and expectations for taxable income through December 31, 2001, the Company estimated in September 2000 that an additional $3.0 million of charitable donation expense would be recognized for tax purposes, providing for a tax benefit of $1.1 million. The Company has a remaining charitable donation expense carry forward of $1,256,000 ($440,000 on an after-tax basis) which expires on December 31, 2001.

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

At September 30, 2001, the Company had $86.7 million of outstanding overnight borrowings from the FHLB, an increase from $52.5 million at December 31, 2000. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $396.9 million at September 30, 2001, an increase from $311.5 million at December 31, 2000. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the nine months ended September 30, 2001, were primarily provided by principal payments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of mortgage loans held for sale and increased total borrowings. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and the purchase of treasury stock. For the nine months ended September 30, 2000, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits and total borrowings. The cash provided was principally used for the origination of loans and the purchase of treasury stock.

At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital of $127.4 million, or 7.2%, of total adjusted assets, which is above the required level of $26.6 million or 1.5%, core capital of $127.4 million or 7.2% of total adjusted assets, which is above the required level of $53.2 million, or 3.0%; and risk-based capital of $137.2 million, or 13.3 % of risk-weighted assets, which is above the required level of $82.6 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                               September 30,   December 31,
                                                   2001            2000
                                                 --------        -------
                                                  (dollars in thousands)
Non-accrual loans:
 Real estate:
  One-to four-family                                 $ 3,731        $ 2,594
  Commercial real estate,
   multi-family and land                                   -              -
 Consumer                                                151            147
 Commercial                                            2,368            182
                                                     -------        -------
  Total                                                6,250          2,923
REO, net                                                  55            157
                                                     -------        -------
  Total non-performing assets                        $ 6,305        $ 3,080
                                                     =======        =======
Non-performing loans as a percent of total
 loans receivable                                        .47%           .25%
Non-performing assets as a percent of total
 assets                                                  .36            .19
Allowance for loan losses as a percent of
 total loans receivable                                  .75            .77
Allowance for loan losses as percent of
 total non-performing loans                           158.58         312.62

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

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and state tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors, and the effects of war or terrorism activities affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in Item 1, Business, of the Company's 2000 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at September 30, 2001 was negative 14.5% as compared to negative 10.8% at December 31, 2000. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of September 30, 2001 and December 31, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 2000.

At September 30, 2001, the Company's NPV in a static rate environment is less than the NPV at December 31, 2000, reflecting the Company's declining capital levels resulting from common stock repurchase programs and the lower interest rate environment which reduces the value of the Company's core deposits. In a shocked interest rate environment, the Company projects comparable changes in NPV and Net Interest Income at September 30, 2001 as compared to December 31, 2000.


                          September 30, 2001                                  December 31, 2000
           -------------------------------------------------------   -------------------------------------------------
                  Net Portfolio Value          Net Interest Income   Net Portfolio Value          Net Interest Income
------------------------------------------------------------------------------------------------------------------------
Change in
 Interest
 Rates in                              NPV                                                   NPV
 Basis Points     Amount   % Change   Ratio     Amount   % Change      Amount    % Change   Ratio      Amount   % Change
 (Rate Shock)
------------------------------------------------------------------------------------------------------------------------
(dollars in
 thousands)
300              $ 93,943    (41.5)%    5.7%    $49,589    (13.1)%     $122,407    (37.9)%    8.2%     $42,061    (13.9)%
200               123,012     (23.4)    7.2      52,533      (8.0)      153,064     (22.3)    9.9       44,556      (8.8)
100               146,968      (8.5)    8.4      55,181      (3.3)      179,453      (8.9)   11.3       46,728      (4.3)
Static            160,645         -     9.0      57,083         -       197,049         -    12.1       48,837         -
(100)             164,355       2.3     9.0      57,776       1.2       201,071       2.0    12.1       49,569       1.5
(200)             165,925       3.3     9.0      56,827      (0.5)      196,426       (.3)   11.6       49,483       1.3
(300)             170,058       5.9     9.3      54,409      (4.7)      186,175      (5.5)   10.9       48,675       (.3)

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

          a)  Exhibits:

              3.1  Certificate of Incorporation of OceanFirst Financial Corp.*

              3.2  Bylaws of OceanFirst Financial Corp.**

              4.0  Stock Certificate of OceanFirst Financial Corp.*


          b) There were no reports on Form 8-K filed during the three months ended September 30, 2001.

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

                                    OceanFirst Financial Corp.
                                    -------------------------------------------
                                    Registrant


DATE:       November 13, 2001       /s/ John R. Garbarino
                                    -------------------------------------------
                                    John R. Garbarino
                                    Chairman of the Board, President
                                    and Chief Executive Officer


DATE:       November 13, 2001       /s/ Michael Fitzpatrick
                                    -------------------------------------------
                                    Michael Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer