Form 10-K405
period 2001-12-31
OCEANFIRST FINANCIAL CORP
filed 2002-03-22
CIK 1004702

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

             For the fiscal year ended December 31, 2001 Commission
                                File No.: 0-27428

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____.
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $264,782,175.70, based upon the last sales price as quoted on The Nasdaq Stock Market for March 15, 2002.

     The number of shares of Common Stock outstanding as of March 15, 2002 is 9,707,489.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the year ended December 31, 2001, is incorporated by reference into Part II of this Form 10-K.

     The Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                            PAGE

                                     PART I

Item 1.   Business.........................................................    1

Item 2.   Properties.......................................................   31

Item 3.   Legal Proceedings................................................   32

Item 4.   Submission of Matters to a Vote of Security Holders..............   32

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................   33

Item 6.   Selected Financial Data..........................................   33

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   33

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   33

Item 8.   Financial Statements and Supplementary Data......................   33

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........................   33

                                  PART III

Item 10   Directors and Executive Officers of the Registrant...............   33

Item 11   Executive Compensation...........................................   33

Item 12   Security Ownership of Certain Beneficial Owners
          and Management...................................................   34

Item 13   Certain Relationships and Related Transactions...................   34

                                   PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K......................................................   34



SIGNATURES

                                     PART I

Item 1.  Business
-----------------

General

OceanFirst Financial Corp. (the "Company") was organized by the Board of Directors of OceanFirst Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank's conversion from mutual to stock form, which was completed on July 2, 1996. On August 18, 2000 the Bank acquired Columbia Equities, Ltd. ("Columbia"), a mortgage banking company based in Westchester County, New York in a transaction accounted for as a purchase. At December 31, 2001, the Company had consolidated total assets of $1.8 billion and total stockholders' equity of $146.7 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a federally chartered mutual savings bank in 1989. The Bank's principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans within its market area. To a significantly lesser extent, the Bank invests in commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, and other investments permitted by applicable law and regulations. As a mortgage banking subsidiary of the Bank, Columbia originates, sells and services a full product line of residential mortgage loans. Columbia sells virtually all loan production into the secondary market, except that the Bank will often purchase adjustable-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. The Bank also periodically sells part of its 30-year fixed rate mortgage loan production primarily due to interest rate risk considerations. Presently, servicing rights are retained in connection with most loan sales. The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank ("FHLB") advances and other borrowings and to a lesser extent, investment maturities and proceeds from the sale of loans.

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

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and fifteen additional branch offices, twelve located in Ocean County, two located in Monmouth County and one located in Middlesex County, New Jersey. The Bank's deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank's mortgage loans are secured by properties located in Ocean County and Southern Monmouth County. Columbia's loan volume is primarily derived from the tri-state area around New York City. Columbia conducts business through an administrative and production office in Valhalla, New York and satellite production offices in Whitestone, New York; Westport, Connecticut; and Pompton Plains, New Jersey.

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

Lending Activities

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of
--------------------------
conventional first mortgage loans secured by one- to four-family residences. At December 31, 2001, the Bank had total loans outstanding of $1.350 billion, of which $1.110 billion or 82.2% of total loans were one- to four-family, residential mortgage loans. The remainder of the portfolio consisted of $112.3 million of commercial real estate, multi-family and land loans, or 8.3% of total loans; $9.1 million of real estate construction loans, or .7% of total loans; $67.0 million of consumer loans, primarily home equity loans and lines of credit, equaling 5.0% of total loans; and $51.8 million of commercial loans, or 3.8% of total loans. Included in total loans are $37.8 million in loans held for sale at December 31, 2001. At that same date, 43.8% of the Bank's total loans had adjustable interest rates.

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

                                                                                At December 31,
                                           -----------------------------------------------------------------------------------------
                                                     2001                          2000                            1999
                                           ------------------------   -----------------------------   ------------------------------
                                                          Percent                          Percent                         Percent
                                             Amount       of Total          Amount        of Total           Amount        of Total
                                           ----------    ----------   ----------------    ---------   ---------------    -----------
                                                                                                         (Dollars in thousands)
Real estate:
  One- to four-family...................   $1,110,282       82.22%       $  993,706          83.93%      $  917,481          87.04%
  Commercial real estate,
       multi-family and land............      112,318        8.32            89,663           7.57           57,142           5.42
  Construction..........................        9,082         .67             7,973            .67            7,791            .74
Consumer (1)............................       67,039        4.96            62,923           5.32           56,040           5.32
Commercial loans........................       51,756        3.83            29,687           2.51           15,569           1.48
                                           ----------      ------        ----------         ------       ----------         ------
         Total loans....................    1,350,477      100.00%        1,183,952         100.00%       1,054,023         100.00%
                                                           ======                           ======                          ======

Loans in process........................       (2,458)                       (2,927)                         (2,790)
Deferred origination costs (fees), net..        1,048                           561                             (78)
Unamoritized premium (discount), net....            1                            19                              43
Allowance for loan losses...............      (10,351)                       (9,138)                         (8,223)
                                           ----------                    ----------                      ----------
         Total loans, net...............    1,338,717                     1,172,467                       1,042,975
Less:
  Mortgage loans held for sale..........       37,828                        35,588                               -
                                           ----------                    ----------                      ----------
         Loans receivable, net..........   $1,300,889                    $1,136,879                      $1,042,975
                                           ==========                    ==========                      ==========

Total loans:
  Adjustable rate.......................   $  591,724       43.82%       $  485,660          41.02%      $  470,238          44.61%

  Fixed rate............................      758,753       56.18           698,292          58.98          583,785          55.39
                                           ----------      ------        ----------         ------       ----------         ------
                                           $1,350,477      100.00%       $1,183,952         100.00%      $1,054,023         100.00%
                                           ==========      ======        ==========         ======       ==========         ======

                                           --------------------------------------------------
                                                    1998                       1997
                                           -----------------------    -----------------------
                                                         Percent                    Percent
                                             Amount      of Total       Amount      of Total
                                           ----------   ----------    ----------  -----------
Real estate:
  One- to four-family...................     $869,769        89.10%     $711,548       89.57%
  Commercial real estate,
       multi-family and land............       42,008         4.30        25,699        3.24
  Construction..........................        6,108          .63         8,748        1.10
Consumer (1)............................       51,785         5.31        45,417        5.72
Commercial loans........................        6,483          .66         2,904         .37
                                             --------       ------     ---------     -------
         Total loans....................      976,153       100.00%      794,316      100.00%
                                                            ======                   =======

Loans in process........................       (1,996)                    (2,867)
Deferred origination costs (fees), net..         (608)                    (1,133)
Unamoritized premium (discount), net....           62                         (9)
Allowance for loan losses...............       (7,460)                    (6,612)
                                             --------                  ---------
         Total loans, net...............      966,151                    783,695
Less:
  Mortgage loans held for sale..........       25,140                          -
                                             --------                  ---------
         Loans receivable, net..........     $941,011                   $783,695
                                             ========                  =========

Total loans:
  Adjustable rate.......................     $458,809        47.00%     $475,533       59.87%

  Fixed rate............................      517,344        53.00       318,783       40.13
                                             --------      -------      --------     -------
                                             $976,153       100.00%     $794,316      100.00%
                                             ========      =======      ========     =======

_________________________
(1) Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity. The following table shows the contractual maturity of the Bank's
-------------
total loans at December 31, 2001. There was $37.8 million in loans, held for sale at December 31, 2001. The table does not include principal repayments. Principal repayments, including prepayments on total loans was $225.1 million, $178.9 million and $185.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.


                                                                      At December 31, 2001
                                             --------------------------------------------------------------------------------------
                                                           Commercial
                                              One-to       real estate,                                                    Total
                                               Four-       multi-family                                   Commercial       Loans
                                               Family        and land       Construction       Consumer      Loans       Receivable
                                             ------------  ------------   -----------------  ------------ -------------  ----------
                                                                   (In thousands)
One year or less .........................   $   34,429      $  7,007         $9,082          $  7,114      $25,652     $   83,284
                                             ----------      --------         ------          --------      -------     ----------
After one year:
   More than one year to three years .....       72,530        24,701              -            12,059       16,340        125,630
   More than three years to five years ...       77,349        28,163              -            10,590        7,547        123,649
   More than five years to ten years .....      206,803        36,921              -            17,520        2,217        263,461
   More than ten years to twenty years ...      384,918         6,809              -            19,756            -        411,483-
   More than twenty years ................      334,253         8,717              -                 -            -        342,970
                                             ----------      --------         ------          --------      -------     ----------


   Total due after December 31, 2002 .....    1,075,853       105,311              -            59,925       26,104      1,267,193
                                             ----------      --------         ------          --------      -------     ----------

   Total amount due ......................   $1,110,282      $112,318         $9,082          $ 67,039      $51,756      1,350,477
                                             ==========      ========         ======          ========      =======     ==========

   Loans in process ......................                                                                                  (2,458)
   Deferred origination costs, net .......                                                                                   1,048
   Unamortized premium, net ..............                                                                                       1
   Allowance for loan losses .............                                                                                 (10,351)
                                                                                                                        ----------
   Total loans, net ......................                                                                               1,338,717

Less:  Mortgage loans held for sale ......                                                                                  37,828
                                                                                                                        ----------

Loans receivable, net ....................                                                                              $1,300,889
                                                                                                                        ==========

The following table sets forth at December 31, 2001, the dollar amount of total loans receivable contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                                Due After December 31, 2002
                                          --------------------------------------
                                           Fixed       Adjustable       Total
                                           -----       ----------       -----
                                                     (In thousands)
Real estate loans:
     One- to four-family ...............  $630,976      $444,877      $1,075,853
     Commercial real estate,
       multi-family and land ...........    52,299        53,012         105,311
Consumer ...............................    29,914        30,011          59,925
Commercial loans .......................    16,909         9,195          26,104
                                          --------      --------      ----------
       Total loans receivable ..........  $730,098      $537,095      $1,267,193
                                          ========      ========      ==========

Origination, Sale, Servicing and Purchase of Loans. The Bank's residential
--------------------------------------------------
mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank's branch offices. The Bank originates both adjustable-rate and fixed-rate loans. The ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. Columbia, as a mortgage banker, sells virtually all loan production except that the Bank will often purchase adjustable rate mortgage loans originated by Columbia for inclusion in its loan portfolio. Columbia retains servicing rights for most of the loans sold. The Bank also periodically sells part of the 30-year, fixed-rate mortgage loans that it originates. See "- Loan Servicing." At December 31, 2001 there were $37.8 million in loans categorized as held for sale.

The following table sets forth the Bank's loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.

                                                          For the Year December 31,
                                                     ------------------------------------
                                                           2001         2000         1999
                                                     ----------   ----------   ----------
                                                                (In thousands)
Total loans:
Beginning balance ................................   $1,183,952   $1,054,023   $  976,153
                                                     ----------   ----------   ----------
     Loans originated:
         One- to four-family .....................      682,171      295,535      240,873
         Commercial real estate,
             multi-family and land ...............       36,695       45,189       28,130
         Construction ............................       13,361        8,520        6,552
         Consumer ................................       37,020       29,217       28,516
         Commercial ..............................       49,291       27,404        9,780
                                                     ----------   ----------   ----------
               Total loans originated ............      818,538      405,865      313,851
                                                     ----------   ----------   ----------
     Loans purchased .............................            -       22,271            -
                                                     ----------   ----------   ----------
               Total .............................    2,002,490    1,482,159    1,290,004
Less:
     Principal repayments ........................      229,637      179,936      185,695
     Sales of loans ..............................      421,922      117,503       49,177
     Transfer to REO .............................          454          768        1,109
                                                     ----------   ----------   ----------
                   Total loans ...................   $1,350,477   $1,183,952   $1,054,023
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

At December 31, 2001, the Bank's total loans outstanding were $1.350 billion, of which $1.110 billion, or 82.2%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent, the Bank also makes mortgage loans secured by seasonal second homes. The average size of the Bank's one- to four-family mortgage loan was approximately $112,000 at December 31, 2001. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years. The Bank's ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.25% above the index. The Bank also offers three-, five-, and seven -year ARM loans which operate as fixed-rate loans for three, five, or seven years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.25% above the one-year U.S. Treasury constant maturity yield.

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

The Bank's fixed-rate mortgage loans currently are made for terms from 10 to 30 years. At December 31, 2001, the Bank had commitments for the origination of fixed-rate one-to-four family mortgage loans totaling $96.9 million. The normal terms for such commitments provide for a maximum of 60 days rate lock upon receipt of a 1.0% refundable deposit charged on the mortgage amount. The Bank may periodically sell part of the 30-year, fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans with maturities of 15 years or less, and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of REO, loans to officers, directors or employees of the Bank and "jumbo", or non-conforming loans (i.e., loans which are not eligible for purchase by FNMA or FHLMC because of loan size or credit underwriting criteria). The Bank may retain all or most of its longer term fixed rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of 30-year fixed-rate mortgage loans may increase the level of interest rate risk carried by the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

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

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates
-----------------------------------------------------
commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty-five years with fixed or adjustable rates which are indexed to a margin above the one-, three-, or five-year U.S. Treasury constant maturity yield. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. Generally, properties securing a loan are appraised by an independent appraiser and title insurance is required on all first mortgage loans. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank's commercial real estate loan portfolio at December 31, 2001 was $112.3 million, or 8.3% of total loans. The largest commercial real estate loan in the Bank's portfolio at December 31, 2001 was a performing loan for which the Bank had an outstanding carrying balance of $5.4 million, net of a $3.4 million participation sold, secured by a first lien position on an all corporate assets including a first mortgage on commercial real estate primarily used as a health, fitness and sports facility and as a private school. The average size of the Bank's commercial real estate loans at December 31, 2001 was approximately $498,000.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly selective basis. The Bank's multi-family loans and land loans at December 31, 2001, totaled $4.9 million and $2.1 million, respectively.

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

Construction Lending. At December 31, 2001, construction loans totaled $9.1
--------------------
million, or .7%, of the Bank's total loans outstanding. The Bank originates single-family construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank's construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally .5% to 1.5% above the prime rate (as published in the Wall Street Journal). The Bank's construction loans increase the interest rate sensitivity of its earning assets. At December 31, 2001, the Bank had 33 construction loans, with the largest loan commitment being approximately $1.7 million. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land and the building. Once construction is complete, the loans are converted to permanent amortizing loans with maturities similar to the Bank's other one- to four-family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans. The Bank also offers consumer loans. At December 31, 2001, the
--------------
Bank's consumer loans totaled $67.0 million, or 5.0% of the Bank's total loan portfolio. Of that amount, home equity loans comprised $34.1 million, or 50.9%; home equity lines of credit comprised $31.3 million, or 46.8%; loans on savings accounts totaled $756,000, or 1.1%; and automobile, student and overdraft line of credit loans totaled $807,000, or 1.2%.

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

Commercial Lending. At December 31, 2001, commercial loans totaled $51.8
------------------
million, or 3.8% of the Bank's total loans outstanding. During 1996, a Commercial Lending group was established within the Bank. The group's primary function is to service the business communities' banking and financing needs in the Bank's primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

A well-defined credit policy has been approved by the Bank's Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower's ability to remain financially able to repay the loan out of ongoing operations. If the Bank's estimate of the borrower's financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank's largest commercial loan at December 31, 2001 had an outstanding balance of $3.1 million, secured by corporate assets and secondary liens on real estate property. The average size of the Bank's commercial loans at December 31, 2001 was approximately $108,000.

Loan Approval Procedures and Authority. The Board of Directors establishes the
--------------------------------------
loan approval policies of the Bank. The Board of Directors has authorized the approval of loans secured by real estate up to $2.0 million and unsecured loans up to $1.0 million by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees' signatures are required to approve residential loans over $300,700. Loans secured by real estate in amounts over $2.0 million and unsecured loans over $1.0 million require approval by the Loan Committee of the Board of Directors. Loans in excess of $4.0 million require approval by the Board of Directors. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank's unimpaired capital, which at December 31, 2001 amounted to $18.9 million. At December 31, 2001, the Bank's maximum loan exposure to a single borrower was $10.4 million.

Loan Servicing. Loan servicing includes collecting and remitting loan payments,
--------------
accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 2001, the Bank was servicing $534.1 million of loans for others. For the years ended December 31, 2001, 2000 and 1999, loan servicing fees, net of related amortization and write down of the loan servicing asset, totaled $(838,000), $516,000 and $403,000, respectively.

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

The Bank's Internal Asset Classification Committee, which is chaired by the Vice President of Loan Review who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations. At December 31, 2001, the Bank had $4.1 million of assets, including all REO, classified as Substandard, $2.4 million of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as "Special Mention" assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention." Special Mention assets totaled $4.9 million at December 31, 2001. These loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. At December 31, 2001, the largest loan relationship classified as Special Mention was represented by two commercial mortgages with a total balance of $2.4 million secured by a first mortgage and assignments of rents on two Ocean County marinas. The largest loan relationship classified as Substandard was a one-to-four family mortgage loan with a balance of $313,000.

The Doubtful category consisted of a single commercial loan relationship with an outstanding balance of $2.4 million which became non-accrual in the first quarter of 2001. The Bank holds a participation interest in a $125 million shared national credit on a company headquartered in New Jersey which is secured by corporate assets and various commercial real estate properties. The Bank does not participate in any other shared national credits. In March 2002 the credit deteriorated further as an orderly liquidation of the Company's assets appeared less likely. As a result, the Bank charged off the entire principal balance of the loan.

Non-Accrual Loans and REO
-------------------------

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans and 2 REO properties at December 31, 2001. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $379,000, $132,000, $52,000, $270,000, and $278,000.

                                                                         December 31,
                                                    ----------------------------------------------------------
                                                     2001          2000        1999         1998         1997
                                                    ------        ------      ------       ------       ------
                                                                         (Dollars in Thousands)
Non-accrual loans:
  Real estate:
       One- to four-family ......................   $3,661        $2,594      $2,401       $4,605       $5,062
       Commercial real estate,
          multi-family and land .................        -             -         362          574          382
       Construction .............................        -             -           -            -            -
  Consumer ......................................      151           147         222          245          110
  Commercial loans ..............................    2,368           182           -            -            -
                                                    ------        ------      ------       ------       ------
         Total ..................................    6,180         2,923       2,985        5,424        5,554
  REO, net(1) ...................................      133           157         292           43        1,198
                                                    ------        ------      ------       ------       ------
    Total non-performing assets .................   $6,313        $3,080      $3,277       $5,467       $6,752
                                                    ======        ======      ======       ======       ======

    Allowance for loan losses as a
     percent of total loans receivable (2) ......      .77%          .77%        .78%         .76%         .83%

    Allowance for loan losses as a percent
     of total non-performing loans (3) ..........   167.49        312.62      275.48       137.54       119.03

    Non-performing loans as a percent of
     total loans receivable(2)(3) ...............      .46           .25         .28          .56          .70

    Non-performing assets

     as a percent of total assets(3) ............      .36           .19         .21          .35          .45

________________
(1)  REO balances are shown net of related loss allowances.
(2) Total loans includes loans receivable and mortgage loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

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

The Bank's allowance consists of three elements - a specific allowance, a general allowance and an unallocated allowance. A specific allowance is determined for all assets classified as substandard, doubtful or loss where the value of the underlying collateral can reasonably be evaluated; generally those loans secured by real estate. The Bank obtains an updated appraisal whenever a loan secured by real estate becomes 90 days delinquent. The specific allowance represents the difference between the Bank's recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various risk tranches based on classification (special mention, substandard and doubtful); type of loan (mortgage, consumer and commercial); and, certain underwriting characteristics. An estimated loss factor is then applied to each risk tranche. The loss factors are determined based upon historical loan loss experience, current economic conditions, underwriting standards, internal loan review results and other factors. Finally, an unallocated allowance is maintained as a hedge against economic uncertainty, unanticipated deterioration in classified assets and other uncertainties inherent in the evaluation process.

As of December 31, 2001 and 2000, the Bank's allowance for loan losses was .77% and .77%, respectively, of total loans. The Bank had non-accrual loans of $6.2 million and $2.9 million at December 31, 2001 and 2000, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank's allowance for estimated loan losses for the periods set forth in the table.

                                                                      At or for the Year Ended
                                                          ------------------------------------------------------

                                                            2001     2000         1999         1998       1997
                                                          -------   -------     --------     -------     -------
                                                                         (Dollars in thousands)
Balance at beginning of year ..........................   $ 9,138   $ 8,223     $  7,460     $ 6,612     $ 6,021
                                                          -------   -------     --------     -------     -------
Charge-offs:
  Real Estate:
     One- to four-family ..............................        98        77          114          63         328

     Commercial real estate,
         multi-family and land ........................         -         -           58           -           -

     Construction .....................................         -         -            -           -           -

  Consumer ............................................         -        10           37           2           9


  Commercial ..........................................         -         5           32           -           -
                                                          -------   -------     --------     -------     -------

        Total .........................................        98        92          241          65         337

Recoveries ............................................        61        22          104          13          28
                                                          -------   --------    --------     -------     -------

  Net charge-offs .....................................        37        70          137          52         309
                                                          -------   --------    --------     -------     -------

Provision for loan losses .............................     1,250       985          900         900         900
                                                          -------   -------     --------     -------     -------

Balance at end of year ................................   $10,351   $ 9,138     $  8,223     $ 7,460     $ 6,612
                                                          =======   =======     ========     =======     =======

Ratio of net charge-offs during the year
  to average net loans outstanding during
  the year ............................................       .00%      .01%         .01%        .01%        .05%
                                                          =======   =======     ========     =======     =======

  The following table sets forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

                                                       At December 31,
                        ------------------------------------------------------------------------------------------------------
                                 2001                                 2000                            1999
                        ------------------------------------------------------------------------------------------------------
                                                Percent                           Percent                             Percent
                                                of Loans                          of Loans                            of Loans
                                    Percent of  in Each               Percent of  in Each                Percent of   in Each
                                    Allowance   Category              Allowance   Category               Allowance    Category
                                    to Total    to Total              to Total    to Total               to Total     to Total
                         Amount     Allowance   Loans       Amount    Loans       Loans     Amount       Loans        Loans
                        -----------------------------------------------------------------------------------------     --------
One- to
  four-family           $ 2,547       24.60%      82.22%    $ 2,831     30.98%      83.93%  $2,577         31.34%      87.04%

Commercial real
  estate, multi-
  family and land         1,867       18.03        8.32       2,018     22.08        7.57    1,352         16.44        5.42

Construction                 68         .66         .67         38        .42         .67       38           .46         .74

Consumer                    625        6.04        4.96         585      6.40        5.32      543          6.60        5.32

Commercial                2,461       23.78        3.83       1,282     14.03        2.51      622          7.57        1.48


Unallocated               2,783       26.89           -       2,384     26.09           -    3,091         37.59           -
                        -------  ----------  ----------     -------   -------     -------   ------    ----------      ------

Total                   $10,351      100.00%     100.00%    $ 9,138    100.00%     100.00%  $8,223        100.00%     100.00%
                        =======  ==========  ==========     =======   =======     =======   ======    ==========      ======


                       ------------------------------------------------------------------------
                                     1998                                1997
                       ------------------------------------------------------------------------
                                                   Percent                             Percent
                                                   of Loans                            of Loans
                                     Percent of    in Each               Percent of    in Each
                                     Allowance     Category              Allowance     Category
                                     to Total      to Total              to Total      to Total
                          Amount     Loans         Loans      Amount     Loans         Loans
                       ------------------------------------------------------------------------
One- to
  four-family             $ 2,824      37.86%        89.10%   $2,485       37.58%        89.57%

Commercial real
  estate, multi-
  family and land             993      13.30          4.30       591        8.94          3.24

Construction                   31        .42           .63        44         .67          1.10

Consumer                      505       6.77          5.31       471        7.12          5.72

Commercial                    220       2.95           .66        58         .88           .37


Unallocated                 2,887      38.70             -     2,963       44.81             -
                          -------     ------      --------   -------     -------      --------

Total                     $ 7,460     100.00%       100.00%  $ 6,612      100.00%       100.00%
                          =======     ======      ========   =======     =======      ========

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

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders' equity. At December 31, 2001, all of the Bank's investment and mortgage-backed securities were classified as available for sale.

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

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its mortgage lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, GNMA and FNMA. At December 31, 2001, mortgage-backed securities totaled $233.3 million, or 13.2% of total assets, including $156.2 million in collateralized mortgage obligations ("CMOs"), all of which were classified as available for sale. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The Bank invests in U.S. Government and agency-backed CMOs and privately issued CMOs, all of which have agency-backed collateral.

CMOs issued by FHLMC, FNMA, GNMA and private interests amounted to $45,338,000, $22,254,000, $24,328,000 and $64,262,000, respectively, at December 31, 2001 and
$39,458,000, $16,303,000, $7,581,000 and $85,067,000, respectively, at December
31, 2000. The privately issued CMOs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are triple "A" rated by one or more of the nationally recognized securities rating agencies. The privately-issued CMOs are subject to certain credit-related risks normally not associated with U.S. Government Agency CMOs. Among such risks is the limited loss protection generally provided by the various forms of credit enhancements as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the CMO holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect the Company from losses and has, therefore, not provided an allowance for losses on its privately-issued CMOs.

At December 31, 2001 the Bank had outstanding privately-issued CMOs from two issuers, Residential Funding Corp. and Countrywide Home Loans, Inc., each in excess of ten percent of stockholders' equity. The aggregate book and market values of privately-issued CMOs issued by Residential Funding Corp. and held by the Bank totaled $24.1 million and $24.5 million, respectively. The aggregate book and market values of privately issued CMOs issued by Countrywide Home Loans, Inc. and held by the Bank totaled $15.9 million and $16.2 million, respectively.

The following table sets forth the Bank's mortgage-backed securities activities for the periods indicated.

                                                                           For the Year
                                                                        Ended December 31,
                                                           --------------------------------------

                                                             2001           2000           1999
                                                           --------       --------       --------
                                                                       (In thousands)
Beginning balance ....................................     $268,042       $346,182      $ 381,840

   Mortgage-backed securities
    Purchased ........................................       49,006          5,059         97,251

   Less: Principal repayments ........................      (89,916)       (58,901)      (120,460)

         Mortgage-backed securities sold .............            -        (31,915)             -

         Amortization of premium .....................         (759)          (462)        (1,145)

   Change in net unrealized gain
    (loss) on mortgage-backed
    securities available for sale ....................        6,929          8,079        (11,304)
                                                           --------       --------      ---------

Ending balance .......................................     $233,302       $268,042      $ 346,182
                                                           ========       ========      =========

The following table sets forth certain information regarding the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                               At December 31,
                             ----------------------------------------------------------------------------------
                                         2001                       2000                         1999
                             -------------------------     -----------------------       ----------------------
                              Amortized       Market       Amortized       Market        Amortized       Market
                                 Cost          Value          Cost          Value           Cost          Value
                             -----------      --------     ---------      --------       ---------    ---------
                                                                (In thousands)
Mortgage-backed
   securities:
   FHLMC ..................  $    29,650      $ 30,383     $  48,888      $ 48,784       $ 65,111     $  64,484
   FNMA ...................       22,646        23,088        37,172        37,009         48,424        47,852
   GNMA ...................       23,229        23,649        34,092        33,840         41,467        40,569
   CMOs ...................      153,293       156,182       150,335       148,409        201,704       193,277
                             -----------      --------     ---------      --------       --------     ---------
Total mortgage-backed
   securities .............  $   228,818      $233,302     $ 270,487      $268,042       $356,706     $ 346,182
                             ===========      ========     =========      ========       ========     =========

Investment Securities. The following table sets forth certain information
---------------------
regarding the amortized cost and market values of the Bank's investment securities at the dates indicated.

                                                              At December 31,
                               --------------------------------------------------------------------------------
                                         2001                       2000                          1999
                               -----------------------     -----------------------       ----------------------
                               Amortized       Market      Amortized       Market        Amortized     Market
                                  Cost          Value         Cost          Value           Cost        Value
                               ---------      --------     ---------      --------       ---------    ---------
                                                                (In thousands)
Investment securities:
  U.S. Government and
  agency obligations .......   $   1,200      $  1,198     $  24,469      $  24,373      $  40,964    $  40,177

  State and municipal
  obligations ..............       5,561         5,313         5,561          5,156          5,761        5,003

  Corporate debt
  securities ...............      75,199        68,253        75,124         69,616         75,050       72,567

  Equity
  investments ..............       3,849         5,253         3,757          4,391          3,668        3,033
                               ---------      --------     ---------      ---------      ---------    ---------
Total investment
     securities ............   $  85,809      $ 80,017     $ 108,911      $ 103,536      $ 125,443    $ 120,780
                               =========      ========     =========      =========      =========    =========

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank's investment and mortgage-backed securities, excluding equity securities, as of December 31, 2001. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        At December 31, 2001
                                              --------------------------------------------------------------------------------------
                                                                  More than One Year   More than Five
                                              One Year or Less    to Five Years        Years to Ten Years      More than Ten Years
                                              ----------------    --------------     -----------------------  ----------------------
                                              Amortized Cost      Amortized Cost       Amortized Cost          Amortized Cost
                                              ----------------    --------------     -----------------------  ----------------------
                                                    Dollars in thousands)
Investment securities:
  U.S. Government and agency obligations ...   $       -               $  1,200        $       -                       $      -
  State and municipal obligations (1) ......           -                      -                -                          5,561
  Corporate debt securities (2) ............           -                      -                -                         75,199
                                               ---------               --------        ---------                       --------
Total investment securities ................   $       -               $  1,200        $       -                       $ 80,760
                                               =========               ========        =========                       ========

Weighted average yield .....................           -                   2.77%               -                           3.37%
                                               =========               ========        =========                        ========
Mortgage-backed securities:
  FHLMC ....................................   $     660               $ 15,791        $     174                       $ 13,025
  FNMA .....................................       1,009                 10,657            1,240                          9,740
  GNMA .....................................           -                    323               37                         22,869
  CMOs .....................................           -                      -                -                        153,293
                                               ---------               --------        ---------                       --------
Total mortgage-backed securities ...........   $   1,669               $ 26,771        $   1,451                       $198,927
                                               =========               ========        =========                       ========

Weighted average yield .....................        5.27%                  6.27%            7.27%                          6.25%
                                               =========               ========        =========                       ========

                                             -----------------------------------
                                                           Total
                                             -----------------------------------
                                              Amortized Cost      Market Value
                                             ---------------     ---------------
Investment securities:
   U.S. Government and agency obligations .    $   1,200               $  1,198
  State and municipal obligations (1) .....        5,561                  5,313
  Corporate debt securities (2) ...........       75,199                 68,253
                                               ---------               --------
Total investment securities ...............    $  81,960               $ 74,764
                                               =========               ========

Weighted average yield ....................         3.36%
                                               =========

Mortgage-backed securities:
  FHLMC ...................................    $  29,650               $ 30,383
  FNMA ....................................       22,646                 23,088
  GNMA ....................................       23,229                 23,649
  CMOs ....................................      153,293                156,182
                                               ---------               --------
Total mortgage-backed securities ..........    $ 228,818               $233,302
                                               =========               ========

Weighted average yield ....................         6.38%
                                               =========

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

Deposits. The Bank offers a variety of deposit accounts with a range of interest
--------
rates and terms. The Bank's deposits consist of money market accounts, savings accounts, NOW accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 2001, time deposits constituted 54.0% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank does not use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:


                                                       For the Year Ended December 31,
                                                  -----------------------------------------
                                                      2001           2000           1999
                                                      ----           ----           ----
                                                                (In thousands)
Net deposits (withdrawals) .....................   $(34,646)       $ 5,294          $(14,480)
Interest credited on deposit accounts ..........     39,501         41,944            36,179
                                                   --------        -------          --------
Total increase in deposit accounts .............   $  4,855        $47,238          $ 21,699
                                                   ========        =======          ========


At December 31, 2001, the Bank had $82.5 million in time deposits in amounts of $100,000 or more maturing as follows:

                                                                 Weighted
                                                                  Average
Maturity Period                                   Amount           Rate
----------------------------------------------   --------      ------------
                                                 (Dollars in thousands)
Three months or less ...........................  $36,818         3.46%
Over three through six months ..................   11,776         4.16
Over six through 12 months .....................   16,954         4.20
Over 12 months .................................   16,950         5.22
                                                 --------         ----
Total ..........................................  $82,498         4.07
                                                 ========         ====

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.

                                                                                          At or For the Years Ended December 31,
                                               ---------------------------------------------------------------------------------
                                                                2001                                          2000
                                               ------------------------------------------------- -------------------------------
                                                                Percent of                                Percent
                                                                Total Average    Weighted                 of Total    Weighted
                                               Average Balance  Deposits         Average     Average      Average     Average
                                                                                 Yield       Balance      Deposits    Yield
                                               ---------------  -------------    --------    -------      --------    ----------
                                                                                                   (Dollars in thousands)
Money market deposit accounts............      $   73,966            6.61%         1.86%   $   76,570        7.03%      2.58%
Savings accounts.........................         178,335           15.93          1.54       170,604       15.67       2.00
NOW accounts.............................         198,186           17.70          1.60       130,423       11.98       2.83
Non-interest-bearing accounts                      64,330            5.74             -        43,177        3.97          -
                                               ----------          ------                  ----------      ------
   Total ................................         514,817           45.98          1.41       420,774       38.65       2.18
                                               ----------          ------                  ----------      ------

Time deposits:
   Six months or less....................         112,608           10.06          2.86        91,801        8.43       5.58
   Over 6 through 12 months..............         108,507            9.69          3.17       122,549       11.26       5.69
   Over 12 through 24 months.............         139,870           12.49          4.50       201,524       18.51       5.62
   Over 24 months........................         137,360           12.27          5.98       141,097       12.96       6.22
   IRA/KEOGH.............................         106,489            9.51          5.04       110,940       10.19       5.87
                                               ----------          ------                  ----------      ------
     Total time deposits.................         604,834           54.02          4.39       667,911       61.35       5.82
                                               ----------          ------                  ----------      ------
       Total average deposits............      $1,119,651          100.00%         2.88%   $1,088,685      100.00%      4.31%
                                               ==========          ======          ====    ==========      ======       ====

                                                 ----------------------------------
                                                                   1999
                                                 ----------------------------------
                                                                Percent
                                                                of Total   Weighted
                                                   Average      Average    Average
                                                   Balance      Deposits   Yield
                                                   -------      --------   --------

Money market deposit accounts............        $   77,478        7.40%     2.61%
Savings accounts.........................           173,798       16.60      2.03
NOW accounts.............................           111,356       10.63      1.59
Non-interest-bearing accounts............            26,953        2.58         -
                                                 ----------      ------
   Total.................................           389,585       37.21      1.88
                                                 ----------      ------

Time deposits:
   Six months or less....................            91,114        8.70      4.54
   Over 6 through 12 months..............           118,907       11.36      4.73
   Over 12 through 24 months.............           231,022       22.06      5.04
   Over 24 months........................           109,341       10.44      6.02
   IRA/KEOGH.............................           107,152       10.23      5.47
                                                 ----------      ------
     Total time deposits.................           657,536       62.79      5.18
                                                 ----------      ------
       Total average deposits............        $1,047,121      100.00%     3.94%
                                                 ==========      ======      ====

Borrowings
----------

From time to time the Bank has obtained term advances from the Federal Home Loan Bank of New York ("FHLB-NY") as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank's mortgage loans and investment and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB-NY. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $50.0 million which expires November 25, 2002. The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $50.0 million which also expires on November 25, 2002. When utilized, both lines carry a floating interest rate of 10 basis points over the current federal funds rate and are secured by the Bank's mortgage loans, mortgage-backed securities, U.S. Government and agency securities and FHLB-NY stock. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2001, the Bank had $80.0 million in outstanding borrowings against the FHLB-NY lines of credit and $192.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are not under the Bank's control. At December 31, 2001, the Bank had borrowed $212.3 million through securities sold under agreements to repurchase. (See note 10 to the consolidated financial statements in the 2001 Annual Report to Stockholders.)

Subsidiary Activities

The Bank owns three subsidiaries - Columbia Equities, Ltd., OceanFirst Services LLC and OceanFirst REIT Holdings, Inc.

Columbia Equities, Ltd. was acquired by the Bank on August 18, 2000 and operates as a mortgage banking subsidiary based in Westchester County, New York. Columbia originates, sells and services a full product line of residential mortgage loans primarily in New York, New Jersey and Connecticut. Loans are originated through three retail branches and to a lesser extent, a web site and a network of independent mortgage brokers. Columbia sells virtually all loan production into the secondary market or, to a lesser extent, the Bank. Presently, servicing rights are retained in connection with most loan sales.

OceanFirst Services LLC was originally organized in 1982 under the name Dome Financial Services, Inc. to engage in the sale of all-savers life insurance. Prior to 1998 the subsidiary was inactive, however, in 1998, the Bank began to sell non-deposit investment products (annuities, mutual funds and insurance) through a third party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales.

OceanFirst REIT Holdings, Inc. was established in 2001 and acts as the holding company for OceanFirst Realty Corp. OceanFirst Realty Corp. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of OceanFirst Realty Corp., the Bank transferred $668 million of mortgage loans to this subsidiary.

Personnel

As of December 31, 2001, the Bank had 366 full-time employees and 80 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Acquisition of the Company. Under the Federal Change in Control Act ("CIBCA"), a
--------------------------
notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2001, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2001. The Bank met each of its capital requirements at that date.

                                                                                         Capital
                                                                                --------------------------

                                    Actual         Required           Excess      Actual         Required
                                   Capital          Capital           Amount      Percent        Percent
                                   -------          -------           ------      -------        -------
                                              (Dollars in thousands)
Tangible.....................     $ 125,952        $ 26,396          $ 99,556       7.16%          1.50%

Core (Leverage)..............       125,952          52,791            73,161       7.16           3.00

Risk-based...................       136,223          83,894            52,329      12.99           8.00

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2001, FICO payments for SAIF members approximated 1.85 basis points.

The Bank's assessment rate for fiscal 2001 was zero basis points and the premium paid for this period was $208,000, all of which related to FICO bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are
---------------------
generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Bank's limit on loans to one borrower was $18.9 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $10.4 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Bank maintained in excess of 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

Assessments. Savings institutions are required to pay assessments to the OTS to
-----------
fund the agency's operations. The assessments, paid on a semi-annual basis, are based on the institution's size, supervisory condition and complexity of operations. The assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $280,000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB of New York ("FHLB-NY"), is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2001 of $23.6 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis
-------
using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2001 taxable year, the Bank is subject to a maximum federal income tax rate of 35.0%.

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

New York Taxation. Columbia is subject to New York State income tax at a rate of
-----------------
9.95% (including a commuter transportation surcharge). The tax is measured by "entire net income" which is Federal taxable income with adjustments.

Delaware Taxation. As a Delaware holding company not earning income in Delaware,
-----------------
the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.  Properties

The Bank conducts its business through its administrative office, which includes a branch office, and 15 other full service offices located in Ocean, Monmouth and Middlesex Counties and through the administrative and loan production offices of Columbia. The Company believes that the Bank's current facilities will be adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                           Original
                                                             Year                             Net Book Value of Property
                                             Leased or     Leased or       Date of Lease      or Leasehold Improvements at
                Location                      Owned         Acquired       Expiration(2)           December 31, 2001
                --------                        -----       --------       -------------           -----------------
                                                                                                (Dollars in thousands)
Administrative Office:

975 Hooper Avenue
Toms River, New Jersey 08754                   Owned          1995             --                          $8,735

Branch Offices:

     Adamston:                                Leased          1999          07/31/09                          271
     385 Adamston Road
     Brick, New Jersey 08723

     Berkeley:                                Leased          1984          11/30/04                           87
     Holiday City Plaza
     730 Jamaica Boulevard
     Toms River, New Jersey 08757

     Brick:                                    Owned          1960             --                           1,143
     321 Chambers Bridge Road
     Brick, New Jersey 08723

     Concordia:                               Leased          1985          07/31/05                           63
     1 Concordia Shopping Mall
     Box 3
     Cranbury, New Jersey 08512

     Route 37 West:                           Leased          2001          10/31/05                        1,468
     55 Bananier Drive
     Toms River, New Jersey 08755

     Lacey:                                   Leased          1997          01/31/18                          216
     900 Lacey Road
     Forked River, New Jersey 08731

     Lake Ridge:                              Leased          1998          01/31/18                          150
     147 Route 70, Suite 1
     Toms River, New Jersey 08755

     Manahawkin
     205 Route 72 West                        Leased          2001          10/31/11                          948
     Manahawkin, NJ 08050

     Pavilion:                                Leased          1989          09/30/18                          349
     70 Brick Boulevard
     Brick, New Jersey 08723

     Point Pleasant Beach:                     Owned          1937             --                              51
     701 Arnold Avenue
     Point Pleasant, New Jersey 08742

     Point Pleasant Boro:                      Owned          1971             --                             706
     2400 Bridge Avenue
     Point Pleasant, New Jersey 08742

                                                           Original
                                                             Year                          Net Book Value of Property
                                             Leased or     Leased or    Date of Lease      or Leasehold Improvements
                Location                      Owned        Acquired     Expiration(2)        at December 31, 2001
                --------                      -----        --------     -------------        --------------------
                                                                                             (Dollars in thousands)
     Route 88:                                Leased          2000       03/31/07                 720
     3100 Route 88
     Point Pleasant, New Jersey 08742

     Spring Lake Heights:                     Leased          1999       10/31/09                 150
     2401 Route 71
     Spring Lake Heights, New Jersey 07762

     Wall Township:                           Leased          1999       02/28/10                 435
     2445 Route 34
     Manasquan, New Jersey 08736

     Whiting:                                 Leased          1983       10/31/02                  47
     Whiting Shopping Center
     P. O. Box 20
     Whiting, New Jersey 08759

     Other Properties (1):
     730 Brick Boulevard                       Owned          1986             --                 407
     Brick, New Jersey 08723

Columbia Equities, Ltd.:

     400 Columbus Avenue                      Leased          2001       07/01/12                 267
     Valhalla, New York 10595

     141-07 20th Avenue                       Leased          1999       09/30/02                  --
     Whitestone, New York 11357


(1) The property was formerly utilized by the Bank, was subsequently subleased and is now vacant.
(2) The Company may also hold options to renew leases for additional terms upon expiration of the current lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" on the Inside Back Cover in the Registrant's 2001 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2001 Annual Report to Stockholders on pages 13 and 14 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report to Stockholders on pages 15 through 25 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The above captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" in the Registrant's 2001 Annual Report to Stockholders on pages 16 through 18.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant's 2001 Annual Report to Stockholders on pages 26 through 41 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2002, at pages 4 through 6.

Item 11.  Executive Compensation

The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2002, at pages 7 through 8 and pages 12 through 16 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

    Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2002, at pages 3 and 5 through 6.

    Item 13. Certain Relationships and Related Transactions

    The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2002, at page 16.

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2001 Annual Report to Stockholders.

                                                                               PAGE
       Independent Auditors' Report .......................................      41

       Consolidated Statements of Financial Condition at
          December 31, 2001 and 2000 ......................................      26

       Consolidated Statements of Income for the
          Years Ended December 31, 2001, 2000 and 1999 ....................      27

       Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 2001, 2000 and 1999 ............      28

       Consolidated Statements of Cash Flows for the
          Years Ended December 31, 2001, 2000 and 1999 ....................      29

          Notes to Consolidated Financial Statements for the
          Years Ended December 31, 2001, 2000 and 1999 ....................   30-40


    The remaining information appearing in the 2001 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

    (a)  The following exhibits are filed as part of this report.

2.1 Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Equities, Ltd.) and Columbia Equities, Ltd. and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits)
          (2)
3.1       Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.2       Bylaws of OceanFirst Financial Corp.(1)
4.0       Stock Certificate of OceanFirst Financial Corp.(1)
10.1      Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)   Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.2      OceanFirst Bank Employees' Savings and Profit Sharing Plan (1)
10.3      OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.4      OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.5      OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.7      OceanFirst Bank Performance Achievement Awards Program (1)
10.8      Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan
          (4)
10.9 Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (1)
10.10 Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John
          R. Garbarino (1)
10.11 Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly, Robert M. Pardes and Karl E. Reinheimer (1)
10.12 Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly, Robert M. Pardes and Karl E. Reinheimer (1)
10.13     2000 Stock Option Plan (5)
10.14 Form of Employment Agreement between Columbia Equities, Ltd. and Robert M. Pardes (6).
13.0      Portions of 2001 Annual Report to Stockholders (filed herewith)
21.0      Subsidiary information is incorporated herein by reference to "Part I
          - Subsidiaries"
23.0      Consent of KPMG LLP (filed herewith)

(b)       Reports on Form 8-K

          None.

          __________________________________
(1) Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2) Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3) Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4) Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.
(5) Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.
(6) Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2001.

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

                               Date:    March 11, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                                  Date
----                                                  ----


/s/ John R. Garbarino                                 March 11, 2002
----------------------------------------------
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)


/s/ Michael J. Fitzpatrick                            March 11, 2002
----------------------------------------------
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)


/s/ Thomas F. Curtin                                  March 11, 2002
----------------------------------------------
Thomas F. Curtin
Director


/s/ Carl Feltz, Jr.                                   March 11, 2002
----------------------------------------------
Carl Feltz, Jr.
Director

/s/ John W. Chadwick                                  March 11, 2002
----------------------------------------------
John W. Chadwick
Director


/s/ Donald E. McLaughlin                              March 11, 2002
----------------------------------------------
Donald E. McLaughlin
Director


/s/ Diane F. Rhine                                    March 11, 2002
----------------------------------------------
Diane F. Rhine
Director


/s/ Frederick E. Schlosser                            March 11, 2002
----------------------------------------------
Frederick E. Schlosser
Director


/s/ James T. Snyder                                   March 11, 2002
----------------------------------------------
James T. Snyder
Director


/s/ John E. Walsh                                     March 11, 2002
----------------------------------------------
John E. Walsh
Director