Form 10-K/A
period 2001-12-31
OCEANFIRST FINANCIAL CORP
filed 2002-05-03
CIK 1004702

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

Item 8.  Financial Statements and Supplementary Data

         This Form 10-K/A is being filed to correct a typographical error that was found in the Consolidated Statement of Financial Condition filed as part of
Item 14 and incorporated by reference into Item 8 of the Form 10-K filed on March 22, 2002. Specifically, the Consolidated Statement of Financial Condition at December 31, 2001 has been corrected to reflect Total Stockholders' Equity of $146,729,000 as opposed to $46,729,000.



Item 14. Exhibits, Financial Statement Schedules and Reports on form 8-K


                           OCEANFIRST FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


December 31, 2001 and 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                     2001              2000
                                                                                     ----              ----
ASSETS
------
Cash and due from banks                                                        $    16,876    $        7,235
Investment securities available for sale (notes 4 and 10)                           80,017           103,536
Federal Home Loan Bank of New York stock, at cost (note 10)                         23,560            20,000
Mortgage-backed securities available for sale (notes 5 and 10)                     233,302           268,042
Loans receivable, net (notes 6 and 10)                                           1,300,889         1,136,879
Mortgage loans held for sale                                                        37,828            35,588
Interest and dividends receivable (note 7)                                           7,632             9,318
Real estate owned, net                                                                 133               157
Premises and equipment, net  (note 8)                                               16,730            14,676
Servicing asset (note 6)                                                             7,628             6,363
Other assets (note 11)                                                              39,071            38,423
                                                                                 ---------         ---------

      Total assets                                                              $1,763,666        $1,640,217
                                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits (note 9)                                                               $1,109,043        $1,104,188
Federal Home Loan Bank advances (note 10)                                          272,000           127,500
Securities sold under agreements to repurchase (note 10)                           212,332           236,494
Advances by borrowers for taxes and insurance                                        6,371             6,388
Other liabilities (note 11)                                                         17,191             7,911
                                                                                 ---------         ---------

      Total liabilities                                                          1,616,937         1,482,481
                                                                                 ---------         ---------

Stockholders' equity  (notes 3, 11, 12 and 13):
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                      -                 -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      18,118,248 shares issued and 9,860,889 and 11,084,123 shares
      outstanding at December 31, 2001 and 2000, respectively                          181               181
   Additional paid-in capital                                                      181,780           179,805
   Retained earnings                                                               131,746           121,737
   Accumulated other comprehensive loss                                               (824)           (4,927)
   Less: Unallocated common stock held by
             Employee Stock Ownership Plan                                         (12,663)          (14,156)
         Unearned Incentive Awards                                                    (161)           (2,096)
         Treasury stock, 8,257,359 and 7,034,125 shares
            at December 31, 2001 and 2000, respectively                           (153,330)         (122,808)
                                                                                 ---------         ---------
         Total stockholders' equity                                                146,729           157,736
                                                                                 ---------         ---------
Commitments and contingencies (note 14)
         Total liabilities and stockholders' equity                             $1,763,666        $1,640,217
                                                                                 =========         =========

See accompanying notes to consolidated financial statements.

                                   SIGNATURES
CONFORMED

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OceanFirst Financial Corp.

                                       By:  /s/ Michael J. Fitzpatrick
                                            ----------------------------------
                                            Michael J. Fitzpatrick
                                            Executive Vice President and
                                            Chief Financial Officer

                                            Date:  May 3, 2002