Form 10-Q
period 2002-03-31
OCEANFIRST FINANCIAL CORP
filed 2002-05-13
CIK 1004702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _______

                         Commission file number 0-27428

                           OceanFirst Financial Corp.
          ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                             22-3412577
         --------------------------------    -----------------------------------
         (State of other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

         975 Hooper Avenue, Toms River, NJ                          08753
         ----------------------------------                   ------------------
         (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code:     (732)240-4500
                                                              ------------------

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

YES   X   NO______.
    -----

As of May 10, 2002, there were 12,641,650 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                           OceanFirst Financial Corp.

                               INDEX TO FORM 10-Q

PART I.           FINANCIAL INFORMATION
-------           ---------------------

                                                                                               PAGE
                                                                                               ----

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  as of March 31, 2002 and December 31, 2001 .............................        1

                  Consolidated Statements of Income for the three
                  months ended March 31, 2002 and 2001 ...................................        2

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2002 and 2001 .............................        3

                  Notes to Consolidated Financial Statements .............................        5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................................        7

Item 3.           Quantitative and Qualitative Disclosure about Market Risk ..............       10


Part II.          OTHER INFORMATION
-------           -----------------

Item 1.           Legal Proceedings ......................................................       11

Item 2.           Changes in Securities ..................................................       11

Item 3.           Default Upon Senior Securities .........................................       11

Item 4.           Submission of Matters to a Vote of Security Holders ....................       11

Item 5.           Other Information ......................................................       11

Item 6.           Exhibits and Reports on Form 8-K .......................................       11


Signatures        ........................................................................       12

                           OceanFirst Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)

                                                                       March 31,      December 31,
                                                                         2002             2001
                                                                    ------------      ------------
                                                                      (Unaudited)
ASSETS
------
Cash and due from banks                                             $    19,167       $    16,876
Investment securities available for sale                                 78,330            80,017
Federal Home Loan Bank of New York
  stock, at cost                                                         23,885            23,560
Mortgage-backed securities available for sale                           199,531           233,302
Loans receivable, net                                                 1,253,340         1,300,889
Mortgage loans held for sale                                             73,473            37,828
Interest and dividends receivable                                         8,066             7,632
Real estate owned, net                                                      181               133
Premises and equipment, net                                              17,616            16,730
Servicing asset                                                           8,477             7,628
Other assets                                                             40,433            39,071
                                                                    ------------      -----------

      Total assets                                                  $ 1,722,499       $ 1,763,666
                                                                    ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                            $ 1,114,030       $ 1,109,043
Federal Home Loan Bank advances                                         258,200           272,000
Securities sold under agreements to repurchase                          191,127           212,332
Advances by borrowers for taxes and insurance                             6,504             6,371
Other liabilities                                                         9,343            17,191
                                                                    ------------      -----------

      Total liabilities                                               1,579,204         1,616,937
                                                                    ------------      -----------

Stockholders' equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                          --                --
   Common stock, $.01 par value, 55,000,000 shares authorized,
      27,177,372 shares issued and 14,503,472 and 14,791,334
      shares outstanding at March 31, 2002 and December 31,
      2001,  respectively                                                   272               272
   Additional paid-in capital                                           182,733           181,780
   Retained earnings                                                    134,524           131,655
   Accumulated other comprehensive loss                                  (3,011)             (824)
   Less: Unallocated common stock held by
             Employee Stock Ownership Plan                              (12,309)          (12,663)
         Unearned Incentive Awards                                         --                (161)
         Treasury stock, 12,673,900 and 12,386,038 shares
            at March 31, 2002 and December 31, 2001,
             respectively                                              (158,914)         (153,330)
                                                                    ------------      -----------

         Total stockholders' equity                                     143,295           146,729
                                                                    ------------      -----------

         Total liabilities and stockholders' equity                 $ 1,722,499        $1,763,666
                                                                    ============      ===========

See accompanying notes to unaudited consolidated financial statements.

Note: Shares and related amounts have been adjusted for the three-for-two stock split effected in the form of a 50% stock dividend payable on May 17, 2002 to common stockholders of record as of May 3, 2002.

                           OceanFirst Financial Corp.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                    For the three months
                                                       ended March 31
                                                       --------------
                                                    2002           2001
                                                    ----           ----
                                                        (Unaudited)
Interest income:
  Loans                                           $ 23,856       $ 22,732
  Mortgage-backed securities                         3,098          4,374
  Investment securities and other                    1,460          2,203
                                                  --------       --------
      Total interest income                         28,414         29,309
                                                  --------       --------

Interest expense:
  Deposits                                           7,385         11,717
  Borrowed funds                                     5,361          4,861
                                                  --------       --------
      Total interest expense                        12,746         16,578
                                                  --------       --------

      Net interest income                           15,668         12,731

Provision for loan losses                              500            255
                                                  --------       --------
      Net interest income after provision
          for loan losses                           15,168         12,476
                                                  --------       --------

Other income:
  Fees and service charges                           1,478          1,356
  Net gain on sales of loans and securities
         available for sale                            394          1,079
  Net income from other real estate operations          19             14
  Other                                                534            351
                                                  --------       --------

  Total other income                                 2,425          2,800
                                                  --------       --------

Operating expenses:
  Compensation and employee benefits                 5,262          5,368
  Occupancy                                            792            694
  Equipment                                            543            495
  Marketing                                            424            337
  Federal deposit insurance                            126            123
  Data processing                                      588            491
  General and administrative                         2,143          1,602
                                                  --------       --------

     Total operating expenses                        9,878          9,110
                                                  --------          -----

     Income before provision for income taxes        7,715          6,166
Provision for income taxes                           2,666          2,145
                                                  --------       --------

      Net income                                  $  5,049       $  4,021
                                                  ========       ========

Basic earnings per share                          $    .38       $    .28
                                                  ========       ========
Diluted earnings per share                        $    .36       $    .26
                                                  ========       ========

Average basic shares outstanding                    13,181         14,532
                                                  ========       ========
Average diluted shares outstanding                  13,894         15,205
                                                  ========       ========

See accompanying notes to unaudited consolidated financial statements.

Note: Earnings per share and shares outstanding have been adjusted for the three-for-two stock split effected in the form of a 50% stock dividend payable on May 17, 2002 to common stockholders of record as of May 3, 2002.

                           OceanFirst Financial Corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                   For the three months
                                                                                     ended  March 31,
                                                                                  ---------------------
                                                                                   2002            2001
                                                                                  --------       -------
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                                                    $   5,049         $   4,021
                                                                                  --------          --------
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                                475               464
    Amortization of Incentive Awards                                                  161               484
    Amortization of ESOP                                                              354               374
    ESOP adjustment                                                                   395               283
    Amortization of servicing asset                                                   462               254
    Amortization of intangible assets                                                  26                89
    Net premium amortization in excess of discount
         accretion on securities                                                      321               113
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                                     1               (17)
    Provision for loan losses                                                         500               255
    Net gain on sales of real estate owned                                            (23)              (21)
    Net gain on sales of loans and securities available for sale                     (394)           (1,079)
    Proceeds from sales of mortgage loans held for sale                           127,543            68,474
    Mortgage loans originated for sale                                           (162,794)          (59,615)
    Increase in value of Bank Owned Life Insurance                                   (524)             (300)
    (Increase) decrease  in interest and dividends receivable                        (434)              523
    Increase  in other assets                                                        (891)             (983)
    (Decrease) increase  in other liabilities                                      (7,290)            1,732
                                                                                  --------          --------
      Total adjustments                                                           (42,112)           11,030
                                                                                  --------          -------
      Net cash (used in) provided by operating activities                         (37,063)           15,051
                                                                                  --------          --------

Cash flows from investing activities:
  Net decrease (increase) in loans receivable                                      46,951           (23,468)
  Purchase of mortgage-backed securities available for sale                             -           (24,649)
  Purchase of investment securities available for sale                               (600)                -
  Proceeds from maturities of investment securities
         available for sale                                                             -             5,000
  Principal payments on mortgage-backed securities
         available for sale                                                        32,266            14,100
  Purchase of Federal Home Loan Bank of New York Stock                               (325)                -
  Proceeds from sales of real estate owned                                             72               234
  Purchases of premises and equipment                                              (1,361)           (1,256)
                                                                                  --------          --------
         Net cash provided by (used in) investing activities                       77,003           (30,039)
                                                                                  --------          --------

                                                                       Continued

                           OceanFirst Financial Corp.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)

                                                                                      For the three months
                                                                                         ended  March 31,
                                                                                    -----------------------
                                                                                      2002             2001
                                                                                    -------          ------
                                                                                           (Unaudited)
Cash flows from financing activities:
  Increase in deposits                                                            $     4,987     $    15,785
  (Decrease) increase in short-term borrowings                                        (45,005)          6,002
  Proceeds from Federal Home Loan Bank advances                                        25,000               -
  Repayments of Federal Home Loan Bank advances                                       (15,000)              -
  Proceeds from securities sold under agreements
         to repurchase                                                                      -          10,000
  Repayments of securities sold under agreement to
         repurchase                                                                         -               -
  Increase in advances by borrowers for taxes and
         insurance                                                                        133             290
  Exercise of stock options                                                               246             548
  Dividends paid                                                                       (2,129)         (1,895)
  Purchase of treasury stock                                                           (5,881)         (8,850)
                                                                                  -----------     -----------
      Net cash (used in) provided by financing activities                             (37,649)         21,880
                                                                                  -----------     -----------

      Net increase in cash and due from banks                                           2,291           6,892

Cash and due from banks at beginning of period                                         16,876           7,235
                                                                                  -----------     -----------

Cash and due from banks at end of period                                          $    19,167     $    14,127
                                                                                  ===========     ===========
Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                                    $    12,960     $    16,483
      Income taxes                                                                      2,353              12
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                                    97             340
      Mortgage loans securitized into mortgage-backed
         securities                                                                    47,624           4,167
                                                                                  ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

Note 1. Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the "Company") and its wholly-owned subsidiary, OceanFirst Bank (the "Bank") and its wholly-owned subsidiaries, Columbia Equities, Ltd., OceanFirst REIT Holdings, Inc., OceanFirst Realty Corp. and Ocean Investment Services, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

Note 2. Earnings per Share
--------------------------

Amounts per common share have been adjusted for the three-for-two stock split effected in the form of a 50% stock dividend declared by the Company's Board of Directors on April 17, 2002 and payable on May 17, 2002 to common stockholders of record as of May 3, 2002.

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 (in thousands):

                                                                                    Three months ended
                                                                                         March 31,
                                                                                    ------------------
                                                                                     2002        2001
                                                                                    ------      ------
         Weighted average shares issued net of Treasury shares                      14,740      16,446
         Less:  Unallocated ESOP shares                                             (1,481)     (1,654)
                Unallocated incentive award shares                                     (78)       (260)
                                                                                    ------      ------
         Average basic shares outstanding                                           13,181      14,532
         Add:   Effect of dilutive securities:
                Stock options                                                          648         555
                Incentive awards                                                        65         118
                                                                                    ------      ------
         Average diluted shares outstanding                                         13,894      15,205
                                                                                    ======      ======

Note 3. Comprehensive Income
----------------------------

For the three month periods ended March 31, 2002 and 2001 total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $2,862,000 and $6,126,000, respectively.

Note 4. Impact of Recent Accounting Pronouncements
--------------------------------------------------

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. SFAS 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 not be amortized, but continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. The Company adopted SFAS 142 effective January 1, 2002. As of December 31, 2001, the Company had $1.0 million in unamortized goodwill with annual amortization of $253,000 which ceased upon the adoption of SFAS 142. The cessation of goodwill amortization for the three months ended March 31, 2002 did not have a significant impact on the Company's consolidated financial statements as compared to the same prior year period. The Company is currently evaluating the transitional goodwill impairment criteria of SFAS 142 and is not able to estimate the impact, if any, that SFAS 142 may have on recorded goodwill. The impairment, if any, will be recognized as a cumulative effect of a change in accounting principle and will be recorded in the first interim reporting period of 2002. The adoption of SFAS 142 did not significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal or Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company's consolidated financial statements.


Note 5. Loans Receivable, Net
-----------------------------

Loans receivable, net at March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                            March 31, 2002                December 31, 2001
                                                            --------------                -----------------
Real estate:
         One- to four-family                                  $ 1,090,897                      $ 1,110,282
         Commercial real estate, multi-
           family and land                                        116,786                          112,318
         Construction                                               8,366                            9,082
Consumer                                                           68,340                           67,039
Commercial                                                         51,411                           51,756
                                                              -----------                      -----------
                  Total loans                                   1,335,800                        1,350,477


         Loans in process                                          (2,004)                          (2,458)
         Deferred origination costs, net                            1,495                            1,048
         Unearned (discount) premium                                   (2)                               1
         Allowance for loan losses                                 (8,476)                         (10,351)
                                                              -----------                      -----------
                  Total loans, net                              1,326,813                        1,338,717

Less: mortgage loans held for sale                                 73,473                           37,828
                                                              -----------                      -----------
                  Loans receivable, net                       $ 1,253,340                      $ 1,300,889
                                                              ===========                      ===========

Note 6. Deposits
----------------

The major types of deposits at March 31, 2002 and December 31, 2001 were as follows (in thousands):

                                      March 31, 2002          December 31, 2001
                                      --------------          -----------------
Type of Account
---------------

Non-interest bearing                     $   76,140                $   73,799
NOW                                         223,663                   212,328
Money market deposit                         86,219                    78,903
Savings                                     207,674                   196,879
Time deposits                               520,334                   547,134
                                         ----------                ----------
                                         $1,114,030                $1,109,043
                                         ==========                ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at March 31, 2002 were $1.722 billion, a decrease of $41.2 million, compared to $1.764 billion at December 31, 2001.

Loans receivable, net and mortgage loans held for sale together decreased by $11.9 million to a balance of $1.327 billion at March 31, 2002, compared to a balance of $1.339 billion at December 31, 2001 as the Bank actively sold 30-year fixed-rate mortgage loans during the quarter.

Proceeds from the loan sales and the cash flow from mortgage-backed securities were used to reduce total borrowings (Federal Home Loan Bank advances and securities sold under agreements to repurchase) which declined by $35.0 million, to $449.3 million at March 31, 2002 from $484.3 million at December 31, 2001. The sale of 30-year fixed-rate mortgage loans and the reduction in the total borrowings reduces the Company's interest rate risk exposure and better positions the Bank for the higher rate environment expected in the second half of 2002.

Deposit balances increased $5.0 million to $1.114 billion at March 31, 2002 from $1.109 billion at December 31, 2001. Although overall deposit growth was modest, core deposit categories, a key emphasis for the Company, increased by $31.8 million as time deposits declined.

Stockholder's equity at March 31, 2002 decreased to $143.3 million, compared to $146.7 million at December 31, 2001 due to the first quarter execution of the Company's ninth stock repurchase program. The Company repurchased 312,600 shares of common stock during the three months ended March 31, 2002 at a total cost of $5.9 million. Under the 10% repurchase program authorized by the Board of Directors July 19, 2001, 471,564 shares remain to be purchased as of March 31, 2002.

Results of Operations

General

Net income increased to $5.0 million for the three months ended March 31, 2002, as compared to net income of $4.0 million for the three months ended March 31, 2001, while diluted earnings per share increased to $.36 for the three months ended March 31, 2002, as compared to $.26 for the same prior year period. Earnings per share is favorably affected by the Company's repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three months ended March 31, 2002 was $28.4 million compared to $29.3 million for the three months ended March 31, 2001. The decrease in interest income was due to a decline in the yield on interest-earning assets to 6.82% for the three months ended March 31, 2002, as compared to 7.54%, for the same prior year period. Despite the decline, which was reflective of the general interest rate environment, the asset yield still benefited from the Bank's strong loan growth, which was partly funded by reductions in the lower-yielding investment and mortgage-backed securities available for sale portfolios. For the three months ended March 31, 2002 loans receivable represented 80.7% of average interest-earning assets as compared to 75.4%, for the same prior year period. The decline in the yield on interest-earning assets was partly offset by an increase in average interest-earning assets of $112.3 million for the three months ended March 31, 2002, as compared to the same prior year period.

Interest Expense

Interest expense for the three months ended March 31, 2002 was $12.7 million compared to $16.6 million for the three months ended March 31, 2001. The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 3.36% for the three months ended March 31, 2002, as compared to 4.70% in the same prior year period. Funding costs were partly restrained due the Company's focus on lower-costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 52.6% of average deposits for the three months ended March 31, 2002, as compared to 41.8%, for the same prior year period. The decline in funding costs was partly offset by an increase in average interest-bearing liabilities which rose by $110.1 million for the three months ended March 31, 2002, as compared to the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2002, the Company's provision for loan losses was $500,000, as compared to $255,000 for the same prior year period. The increase was due to the deterioration and charge-off during the quarter of the Bank's one non-performing commercial loan.

Other Income

Other income was $2.4 million for the three months ended March 31, 2002, compared to $2.8 million for the same prior year period. For the three months ended March 31, 2002 the Company recorded a gain of $394,000 on the sale of loans, as compared to a gain of $1.1 million in the same prior year period.

Excluding the respective net gains on the sale of loans, other income increased by $310,000, or 18.0%, for the three months ended March 31, 2002, as compared to the same prior year period. Fees and service charges increased due to the growth in commercial account services, retail core account balances and trust fees. These gains were partly offset by a $112,000 reduction in loan servicing fee income due to higher prepayment speeds.

Operating Expenses

Operating expenses were $9.9 million for the three months ended March 31, 2002, as compared to $9.1 million in the same prior year period. The increase was principally due to the costs associated with the opening and operation of the Bank's sixteenth branch office in September 2001, as well as higher loan related expenses. Compensation expense benefited from the elimination, in February 2002, of the amortization expense relating to the stock awards granted under the 1997 Incentive Plan, a cost savings of $322,000 for the three months ended March 31, 2002 as compared to the same prior year period. This savings was partly offset by a $92,000 increase in ESOP expense due to the higher average market price for OCFC shares during the first quarter of 2002 as compared to the same prior year quarter.

Provision for Income Taxes

Income tax expense was $2.7 million for the three months ended March 31, 2002 compared to $2.1 for the same prior year period. The effective tax rate was essentially unchanged at 34.6% for the three months ended March 31, 2002 as compared to 34.7% for the same prior year period.

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

At March 31, 2002, the Company had $31.2 million of outstanding overnight borrowings from the FHLB, a decrease from $80.0 million at December 31, 2001. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $418.1 million at March 31, 2002, an increase from $404.3 million at December 31, 2001. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the three months ended March 31, 2002, were primarily provided by principal payments on loans and mortgage-backed securities, maturities of investment securities and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, a reduction in total borrowings and the purchase of treasury stock. For the three months ended March 31, 2001, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits and total borrowings. The cash provided was principally used for the origination of loans and the purchase of treasury stock.

At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital of $124.3 million, or 7.2%, of total adjusted assets, which is above the required level of $25.8 million or 1.5%; core capital of $124.3 million or 7.2% of total adjusted assets, which is above the required level of $51.6 million, or 3.0%; and risk-based capital of $132.4 million, or 12.7% of risk-weighted assets, which is above the required level of $83.3 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                                                    March 31,        December 31,
                                                                      2002              2001
                                                                -----------------  -----------------
                                                                       (dollars in thousands)
Non-accrual loans:
         Real estate:
                  One-to four-family                                 $ 3,613           $ 3,661
                  Commercial real estate,
                    multi-family and land                                  -                 -
         Consumer                                                        165               151
         Commercial                                                        -             2,368
                                                                    --------           -------
                  Total                                                3,778             6,180
REO, net                                                                 181               133
                                                                    --------           -------
                  Total non-performing assets                       $  3,959           $ 6,313
                                                                    ========           =======

Non-performing loans as a percent of total
         loans receivable                                                .28%              .46%
Non-performing assets as a percent of total
         assets                                                          .23               .36
Allowance for loan losses as a percent of
         total loans receivable                                          .63               .77
Allowance for loan losses as percent of
         total non-performing loans                                   224.35            167.49

The decrease in non-performing loans is primarily due to the first quarter charge-off of the Bank's one non-performing commercial loan with an outstanding balance of $2.4 million. The loan is a participation interest in a $125 million shared national credit on a company headquartered in New Jersey, and is secured by corporate assets and various commercial real estate properties. The Bank does not participate in any other shared national credits. The creditor filed for bankruptcy protection in March 2002 and an orderly asset liquidation appears less likely. Any future recovery of principal would increase the Bank's allowance for loan losses.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and state tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the

Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors, and the effects of war or terrorism activities affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in Item 1, Business, of the Company's 2001 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at March 31, 2002 was a flat 0.0% as compared to negative 6.7% at December 31, 2001. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of March 31, 2002 and December 31, 2001. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 2001.

At March 31, 2002 passbook, NOW and Money Market accounts ("core deposits") were assumed to decay, or runoff , at 1.75% per month as compared to an assumed decay rate of 2.78% per month at December 31, 2001. The slower decay rate was partly responsible for reducing the Company's negative gap, increasing NPV in a static rate environment and reducing interest rate sensitivity in a shocked interest rate environment. The increase in core deposits and the decline in time deposits from December 31, 2001 to March 31, 2002 also contributed to this trend. Additionally, the results were similarly affected by the Bank's sale of 30-year fixed-rate mortgage loans during the quarter. The proceeds from these sales were used to reduce overnight borrowings which declined by $48.8 million from December 31, 2001 to March 31, 2002.

                                      March 31, 2002                                          December 31, 2001
                  -------------------------------------------------------  -------------------------------------------------------

                    Net Portfolio Value        Net Interest Income           Net Portfolio Value         Net Interest Income
-------------------------------------------------------------------------  -------------------------------------------------------
Change in
Interest Rates
in Basis Points                          NPV                                                      NPV
(Rate Shock)      Amount     % Change    Ratio      Amount    % Change     Amount     % Change    Ratio       Amount    % Change
-------------------------------------------------------------------------  -------------------------------------------------------
(dollars in
thousands)
 200               $142,173   (18.0)%      8.7%     $57,059     (3.1)%     $118,006    (22.1)%     7.0%      $58,369      (5.3)%
 100                161,853    (6.7)       9.6       58,668     (0.4)       141,155     (6.8)      8.2        60,366      (2.1)
Static              173,438       -       10.0       58,900        -        151,507        -       8.6        61,649         -
(100)               171,468    (1.1)       9.7       58,374     (0.9)       154,728      2.1       8.6        62,177        .9
(200)               161,753    (6.7)       9.1       56,058     (4.8)       153,274      1.2       8.4        60,781      (1.4)

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

                  Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  The annual meeting of stockholders was held on April 18, 2002. The following directors were elected for terms of three years:
                  Thomas F. Curtin, John R. Garbarino and Frederick E. Schlosser. The following proposals were voted on by the stockholders:

                                                                                        Withheld/             Broker
                  Proposal                                  For          Against         Abstain             Non-Votes
                  --------                                  ---          -------         -------             ---------
                  1)  Election of Directors:
                      Thomas F. Curtin                      7,472,000        -          25,542                  -
                      John R. Garbarino                     7,470,835        -          26,707                  -
                      Frederick E. Schlosser                7,466,204        -          31,338                  -

                                                                                        Withheld/               Broker
                                                            For          Against         Abstain               Non-Votes
                                                            ---          -------         -------               ---------
                  2)  Ratification of KPMG LLP              7,479,953    10,835            6,754                -
                      as independent auditors for the
                      Company for the year ending
                      December 31, 2002.

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

                  a)  Exhibits:

                      3.1 Certificate of Incorporation of OceanFirst Financial Corp.*

                      3.2     Bylaws of OceanFirst Financial Corp.**

                      4.0     Stock Certificate of OceanFirst Financial Corp.*


                  b) There were no reports on Form 8-K filed during the three months ended March 31, 2002.

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

                                            OceanFirst Financial Corp.
                                            ------------------------------------
                                            Registrant



DATE:       May 13, 2002                     /s/ John R. Garbarino
                                            -----------------------------------
                                            John R. Garbarino
                                            Chairman of the Board, President
                                            and Chief Executive Officer



DATE:       May 13, 2002                     /s/ Michael Fitzpatrick
                                            -----------------------------------
                                            Michael Fitzpatrick
                                            Executive Vice President and
                                            Chief Financial Officer