Form 10-Q/A
period 2002-03-31
OCEANFIRST FINANCIAL CORP
filed 2002-05-13
CIK 1004702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A


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

YES   X   NO______.
    -----

As of May 10, 2002, there were 14,471,222 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

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