Form 10-Q
period 2002-06-30
OCEANFIRST FINANCIAL CORP
filed 2002-08-14
CIK 1004702

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    -------------

                         Commission file number 0-27428


                           OceanFirst Financial Corp.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               22-3412577
    ---------------------------------       -----------------------------------
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


     975 Hooper Avenue, Toms River, NJ                   08753
    ----------------------------------            ----------------------
    (Address of principal executive offices)          (Zip Code)


    Registrant's telephone number, including area code:  (732)240-4500
                                                         ----------------


       ------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
    -----    -----

As of August 9, 2002, there were 14,212,080 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                           OceanFirst Financial Corp.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                        ----

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  as of  June 30, 2002 and December 31, 2001                               1

                  Consolidated Statements of Income for the three
                  and six months ended June 30, 2002 and 2001                              2

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001                                  3

                  Notes to Consolidated Financial Statements                               5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      7

Item 3.           Quantitative and Qualitative Disclosure about Market Risk               11

Part II.          OTHER INFORMATION
-------           -----------------

Item 1.           Legal Proceedings                                                       12

Item 2.           Changes in Securities                                                   12

Item 3.           Default Upon Senior Securities                                          12

Item 4.           Submission of Matters to a Vote of Security Holders                     12

Item 5.           Other Information                                                       12

Item 6.           Exhibits and Reports on Form 8-K                                        12

Signatures                                                                                13

                           OceanFirst Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)



                                                                                          June 30,              December 31,
                                                                                             2002                     2001
                                                                                       ---------------          -------------
                                                                                        (Unaudited)
ASSETS

Cash and due from banks                                                                 $    32,306             $    16,876
Investment securities available for sale                                                     79,423                  80,017
Federal Home Loan Bank of New York
  stock, at cost                                                                             20,115                  23,560
Mortgage-backed securities available for sale                                               177,905                 233,302
Loans receivable, net                                                                     1,314,316               1,300,889
Mortgage loans held for sale                                                                 17,871                  37,828
Interest and dividends receivable                                                             8,303                   7,632
Real estate owned, net                                                                          477                     133
Premises and equipment, net                                                                  17,998                  16,730
Servicing asset                                                                               8,983                   7,628
Other assets                                                                                 39,564                  39,071
                                                                                        -----------              ----------
      Total assets                                                                       $1,717,261              $1,763,666
                                                                                        ===========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $1,162,055              $1,109,043
Federal Home Loan Bank advances                                                             199,000                 272,000
Securities sold under agreements to repurchase                                              191,717                 212,332
Advances by borrowers for taxes and insurance                                                 6,644                   6,371
Other liabilities                                                                            13,533                  17,191
                                                                                        -----------              ----------
      Total liabilities                                                                   1,572,949               1,616,937
                                                                                        -----------              ----------
Stockholders' equity:
   Preferred stock, $.01 par value,
      5,000,000 shares authorized, no shares issued                                            -                       -
   Common stock, $.01 par value, 55,000,000 shares authorized,
      27,177,372 shares issued and 14,306,021 and 14,791,334
      shares outstanding at June 30, 2002 and December 31,
      2001,  respectively                                                                       181                     181
   Additional paid-in capital                                                               183,288                 181,780
   Retained earnings                                                                        137,412                 131,746
   Accumulated other comprehensive loss                                                      (1,016)                   (824)
   Less: Unallocated common stock held by
             Employee Stock Ownership Plan                                                  (11,955)                (12,663)
         Unearned Incentive Awards                                                             -                       (161)
         Treasury stock, 12,871,351 and 12,386,038 shares
            at June 30, 2002 and December 31, 2001,
             respectively                                                                  (163,598)              (153,330)
                                                                                        -----------              ----------
         Total stockholders' equity                                                         144,312                 146,729
                                                                                        -----------              ----------
         Total liabilities and stockholders' equity                                      $1,717,261              $1,763,666
                                                                                        ===========              ==========

     See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                       For the three months                For the six months
                                                             ended June 30                   ended June 30
                                                     -------------------------           ---------------------
                                                     2002                 2001            2002            2001
                                                     ----                 ----            ----            ----
                                                           (Unaudited)                        (Unaudited)
Interest income:
  Loans                                               $ 23,374           $23,099          $47,230      $45,830

  Mortgage-backed securities                             2,607             4,520            5,705        8,894
  Investment securities and other                          888             1,801            2,348        4,004
                                                      --------           -------          -------      -------
      Total interest income                             26,869            29,420           55,283       58,728
                                                      --------           -------          -------      -------

Interest expense:
  Deposits                                               7,258            11,065           14,642       22,782
  Borrowed funds                                         4,948             5,414           10,310       10,275
                                                      --------           -------          -------      -------
      Total interest expense                            12,206            16,479           24,952       33,057
                                                      --------           -------          -------      -------

      Net interest income                               14,663            12,941           30,331       25,671

Provision for loan losses                                  375               260              875          515
                                                      --------           -------          -------      -------
      Net interest income after provision
          for loan losses                               14,288            12,681           29,456       25,156
                                                      --------           -------          -------      -------

Other income:
  Fees and service charges                               1,471             1,270            2,949        2,625
  Net gain on sales of loans and securities
         available for sale                              1,114             1,426            1,508        2,504
  Net income  from other real estate operations             55                40               74           55
  Other                                                    466               556            1,000          907
                                                      --------           -------          -------      -------

  Total other income                                     3,106             3,292            5,531        6,091
                                                      --------           -------          -------      -------

Operating expenses:
  Compensation and employee benefits                     4,997             4,737           10,259       10,105
  Occupancy                                                798               742            1,590        1,436
  Equipment                                                575               562            1,118        1,057
  Marketing                                                433               457              857          794
  Federal deposit insurance                                124               123              250          246
  Data processing                                          726               568            1,313        1,059
  General and administrative                             2,157             1,874            4,301        3,476
                                                      --------           -------          -------      -------

     Total operating expense                             9,810             9,063           19,688       18,173
                                                      --------           -------           ------      -------

     Income before provision for income taxes            7,584             6,910           15,299       13,074
Provision for income taxes                               2,448             2,417            5,114        4,561
                                                      --------           -------          -------      -------

      Net income                                      $  5,136           $ 4,493          $10,185      $ 8,513
                                                      ========           =======          =======      =======

Basic earnings per share                              $    .40           $   .32          $   .78      $   .59
                                                      ========           =======          =======      =======
Diluted earnings per share                            $    .37           $   .30          $   .73      $   .56
                                                      ========           =======          =======      =======
Average basic shares outstanding                        12,960            14,255           13,049       14,393
                                                      ========           =======          =======      =======
Average diluted shares outstanding                      13,904            14,970           13,900       15,089
                                                      ========           =======          =======      =======

See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                          For the six months
                                                                                            ended  June 30,
                                                                                         ------------------------
                                                                                           2002             2001
                                                                                         --------         -------
                                                                                                  (Unaudited)

Cash flows from operating activities:

  Net income                                                                            $  10,185          $  8,513
                                                                                        ---------          --------
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of premises
         and equipment                                                                        972               951
    Amortization of Incentive Awards                                                          161               968
    Amortization of ESOP                                                                      708               742
    ESOP adjustment                                                                           950               619
    Amortization of servicing asset                                                         1,105               759
    Amortization of intangible assets                                                          53               179
    Net premium amortization in excess of discount
         accretion on securities                                                              699               308
    Net accretion of deferred fees and discounts
         in excess of premium amortization on loans                                           (46)              (83)
    Provision for loan losses                                                                 875               515
    Net gain on sales of real estate owned                                                    (80)              (86)
    Net gain on sales of loans and securities available for sale                           (1,508)           (2,504)
    Proceeds from sales of mortgage loans held for sale                                   250,147           165,375
    Mortgage loans originated for sale                                                   (228,682)         (152,435)
    Increase in value of Bank Owned Life Insurance                                           (974)             (796)
    (Increase) decrease  in interest and dividends receivable                                (671)              372
    Increase  in other assets                                                              (1,920)           (1,805)
    (Decrease) increase  in other liabilities                                              (3,100)            2,740
                                                                                        ---------          --------
      Total adjustments                                                                    18,689            15,819
                                                                                        ---------          --------
      Net cash provided by operating activities                                            28,874            24,332
                                                                                        ---------          --------
Cash flows from investing activities:
  Net increase in loans receivable                                                        (14,821)          (81,411)
  Purchase of mortgage-backed securities available for sale                                   -             (49,006)
  Purchase of investment securities available for sale                                       (600)              (92)
  Proceeds from maturities of investment securities
         available for sale                                                                   -              13,500
  Principal payments on mortgage-backed securities
         available for sale                                                                55,588            37,369
  Decrease (increase) in Federal Home Loan Bank of New York stock                           3,445              (850)
  Proceeds from sales of real estate owned                                                    301               434
  Purchases of premises and equipment                                                      (2,240)           (2,324)
                                                                                        ---------          --------
         Net cash provided by (used in) investing activities                               41,673           (82,380)
                                                                                        ---------          --------

                                                             Continued

                           OceanFirst Financial Corp.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)




                                                                       For the six months
                                                                         ended  June 30,
                                                                     -----------------------
                                                                      2002             2001
                                                                     -------          ------
                                                                             (Unaudited)

Cash flows from financing activities:
  Increase in deposits                                              $   53,012     $   2,132
  (Decrease) increase in short-term borrowings                         (75,615)       46,471
  Proceeds from Federal Home Loan Bank advances                         25,000        80,000
  Repayments of Federal Home Loan Bank advances                        (43,000)      (20,000)
  Proceeds from securities sold under agreements
         to repurchase                                                       -        33,000
  Repayments of securities sold under agreements to
         repurchase                                                          -       (56,000)
  Increase in advances by borrowers for taxes and
         insurance                                                         273           760
  Exercise of stock options                                                601           863
  Dividends paid                                                        (4,383)       (3,912)
  Purchase of treasury stock                                           (11,005)      (15,326)
                                                                    ----------     ---------
      Net cash (used in) provided by financing activities              (55,117)       67,988
                                                                    ----------     ---------

      Net increase in cash and due from banks                           15,430         9,940

Cash and due from banks at beginning of period                          16,876         7,235
                                                                    ----------     ---------

Cash and due from banks at end of period                            $   32,306     $  17,175
                                                                    ==========     =========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                      $   24,942     $  33,389
      Income taxes                                                       2,803         1,747
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                    565           340
      Mortgage loans securitized into mortgage-backed
         securities                                                     90,028        11,698
                                                                    ==========     =========



     See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the "Company") and its wholly-owned subsidiary, OceanFirst Bank (the "Bank") and its wholly-owned subsidiaries, Columbia Equities, Ltd., OceanFirst REIT Holdings, Inc., OceanFirst Realty Corp. and OceanFirst Services, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

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

Note 2.  Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended June 30, 2002 and 2001 (in thousands):



                                                                               Three months ended      Six months ended
                                                                                    June 30,                June 30,
                                                                              --------------------      -----------------
                                                                               2002        2001         2002         2001
                                                                               ----        ----         ----         ----

         Weighted average shares issued net of Treasury shares                14,452       16,056       14,595       16,250
         Less:  Unallocated ESOP shares                                       (1,439)      (1,611)      (1,460)      (1,632)
                Unallocated incentive award shares                               (53)        (190)         (86)        (225)
                                                                             -------       ------       ------       ------
         Average basic shares outstanding                                     12,960       14,255       13,049       14,393
         Add:   Effect of dilutive securities:
                Stock options                                                    902          622          781          588
                Incentive awards                                                  42           93           70          108
                                                                             -------      -------       ------       ------
         Average diluted shares outstanding                                   13,904       14,970       13,900       15,089
                                                                             =======      =======       ======       ======

Note 3.  Comprehensive Income

For the three month periods ended June 30, 2002 and 2001 total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $7,131,000 and $5,410,000, respectively. For the six months ended June 30, 2002 and 2001, total comprehensive income amounted to $9,993,000 and $11,535,000.

Note 4. Impact of Recent Accounting Pronouncements

In July, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, as amended. Under SFAS No. 4, as amended, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item.

The Company elected to adopt the provisions related to the rescission of SFAS No. 4 effective April 1, 2002. The adoption resulted in a second quarter 2002 debt prepayment penalty of $72,000 being classified in general and administrative expenses. The Company recognized an extraordinary loss, net of tax of $1,085,000 in the fourth quarter of 2001 pertaining to debt prepayment penalties. The gross prepayment penalty of $1,669,000 will be reclassified as a component of general and administrative expenses in 2001, with the related tax benefit of $584,000 reported as a component of income tax expense in the consolidated financial statements for the year ending December 31, 2001.

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. SFAS 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 not be amortized, but continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. The Company adopted SFAS 142 effective January 1, 2002. As of December 31, 2001, the Company had $1.0 million in unamortized goodwill with annual amortization of $253,000 which ceased upon the adoption of SFAS 142. The cessation of goodwill amortization for the three and six months ended June 30, 2002 did not have a significant impact on the Company's consolidated financial statements as compared to the same prior year period. The Company has determined that there is no impairment to goodwill based on the criteria of SFAS 142. The adoption of SFAS 142 did not significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

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

Note 5. Loans Receivable, Net

Loans receivable, net at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):



                                                            June 30, 2002        December 31, 2001
                                                            -------------        -----------------
Real estate:
         One- to four-family                                   $1,070,352            $1,110,282
         Commercial real estate, multi-
           family and land                                        125,498               112,318
         Construction                                               9,948                 9,082
Consumer                                                           75,152                67,039
Commercial                                                         61,314                51,756
                                                              -----------            ----------
                  Total loans                                   1,342,264             1,350,477


         Loans in process                                          (3,120)               (2,458)
         Deferred origination costs, net                            1,882                 1,048
         Unearned (discount) premium                                   (7)                    1
         Allowance for loan losses                                 (8,832)              (10,351)
                                                               ----------            ----------
                  Total loans, net                              1,332,187             1,338,717

Less: mortgage loans held for sale                                 17,871                37,828
                                                               ----------            ----------
                  Loans receivable, net                        $1,314,316            $1,300,889
                                                               ==========            ==========

Note 6. Deposits

The major types of deposits at June 30, 2002 and December 31, 2001 were as follows (in thousands):


                                                            June 30, 2002        December 31, 2001
                                                            -------------        -----------------
Type of Account

Non-interest bearing                                          $   83,693              $   73,799
NOW                                                              248,289                 212,328
Money market deposit                                             102,398                  78,903
Savings                                                          217,368                 196,879
Time deposits                                                    510,307                 547,134
                                                              ----------              ----------
                                                              $1,162,055              $1,109,043
                                                              ==========              ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at June 30, 2002 were $1.717 billion, a decrease of $46.4 million, compared to $1.764 billion at December 31, 2001.

Loans receivable, net and mortgage loans held for sale together decreased by $6.5 million to a balance of $1.332 billion at June 30, 2002, compared to a balance of $1.339 billion at December 31, 2001. Commercial and commercial real estate loans outstanding increased $22.7 million while one- to four-family mortgage loans declined, as the Bank actively sold 30-year fixed-rate mortgage loans during the period.

Proceeds from the loan sales and the cash flow from mortgage-backed securities were used to reduce total borrowings (Federal Home Loan Bank advances and securities sold under agreements to repurchase) which declined by $93.6 million, to $390.7 million at June 30, 2002 from $484.3 million at December 31, 2001. The sale of 30-year fixed-rate mortgage loans and the reduction in the total borrowings reduces the Company's interest rate risk exposure and better positions the Bank for the higher rate environment expected later in 2002.

Deposit balances increased $53.0 million to $1.162 billion at June 30, 2002 from $1.109 billion at December 31, 2001. Core deposit categories, a key emphasis for the Company, increased by $89.8 million as time deposits declined.

Stockholders' equity at June 30, 2002 decreased to $144.3 million, compared to $146.7 million at December 31, 2001 due to the execution of the Company's ninth stock repurchase program. The Company repurchased 542,350 shares of common stock during the six months ended June 30, 2002 at a total cost of $11.0 million. Under the 10% repurchase program authorized by the Board of Directors, July 19, 2001, 241,814 shares remain to be purchased as of June 30, 2002.

Results of Operations

General

Net income increased to $5.1 million and $10.2 million for the three and six months ended June 30, 2002, respectively, as compared to net income of $4.5 million and $8.5 million for the three and six months ended June 30, 2001, respectively. Diluted earnings per share increased to $.37 and $.73, respectively, for the three and six months ended June 30, 2002, as compared to $.30 and $.56, respectively, for the same prior year periods. Earnings per share is favorably affected by the Company's repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three and six months ended June 30, 2002 was $26.9 million and $55.3 million, respectively, compared to $29.4 million and $58.7 million, respectively, for the three and six months ended June 30, 2001. The decrease in interest income was due to a decline in the yield on interest-earning assets to 6.67% and 6.75%, respectively, for the three and six months ended June 30, 2002, as compared to 7.28% and 7.41%, respectively, for the same prior year periods. Despite the decline, which was reflective of the general interest rate environment, the asset yield still benefited from the Bank's strong loan growth, which was partly funded by reductions in the lower-yielding investment and mortgage-backed securities available for sale portfolios. For the three and six months ended June 30, 2002 loans receivable represented 82.1% and 81.4%, respectively, of average interest-earning assets as compared to 75.1% and 75.2%, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and six months ended June 30, 2002 was $12.2 million and $25.0 million, respectively, compared to $16.5 million and $33.1 million, respectively, for the three and six months ended June 30, 2001. The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 3.32% and 3.34%, respectively, for the three and six months ended June 30, 2002, as compared to 4.50% and 4.60%, respectively, in the same prior year periods. Funding costs were partly restrained due to the Company's focus on lower-costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 55.1% and 53.9%, respectively, of average deposits for the three and six months ended June 30, 2002, as compared to 44.6% and 43.2%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 2002, the Company's provision for loan losses was $375,000 and $875,000, respectively, as compared to $260,000 and $515,000, respectively, for the same prior year periods. The increase was due to the deterioration and charge-off during the first quarter of a non-performing commercial loan.

Other Income

Other income was $3.1 million and $5.5 million, respectively, for the three and six months ended June 30, 2002, compared to $3.3 million and $6.1 million, respectively, for the same prior year periods. For the three and six months ended June 30, 2002 the Company recorded a gain of $1.1 million and $1.5 million, respectively, on the sale of loans, as compared to a gain of $1.4 million and $2.5 million, respectively, in the same prior year periods. Servicing fee income for the three and six months ended June 30, 2002 was adversely effected by the recognition of a $144,000 impairment reserve on the Company's loan servicing asset.

Excluding the respective net gains on the sale of loans and the impairment to the loan servicing asset, other income increased by $270,000, or 14.5%, and $580,000, or 16.2%, for the three and six months ended June 30, 2002, as compared to the same prior year periods. Fees and service charges increased due to the growth in commercial account services, retail core account balances and trust fees.

Operating Expenses

Operating expenses were $9.8 million and $19.7 million, respectively, for the three and six months ended June 30, 2002, as compared to $9.1 million and $18.2 million, respectively, in the same prior year periods. The increases were principally due to the costs associated with the opening and operation of the Bank's sixteenth and seventeenth branch offices in September 2001 and May 2002, as well as higher loan related expenses. Additionally, general and administrative expenses for the three and six months ended June 30, 2002 include a $72,000 prepayment penalty on the early termination of an $8.0 million borrowing. Compensation expense benefited from the elimination, in February 2002, of the amortization expense relating to the stock awards granted under the 1997 Incentive Plan, a cost savings of $484,000 and $806,000, respectively, for the three and six months ended June 30, 2002 as compared to the same prior year periods. This savings was partly offset by an increase in ESOP expense of $205,000 and $296,000 for the three and six months ended June 30, 2002, respectively, due to the higher average market price for OCFC shares during 2002.

Provision for Income Taxes

Income tax expense was $2.4 million and $5.1 million, respectively, for the three and six months ended June 30, 2002, compared to $2.4 and $4.6 million, respectively, for the same prior year periods. The effective tax rate decreased to 32.3% and 33.4%, respectively, for the three and six months ended June 30, 2002 as compared to 35.0% and 34.9%, respectively, for the same prior year periods. The decrease was due to a change in Federal tax regulations allowing for the deductibility of ESOP dividends beginning in 2002. On July 2, 2002, the New Jersey legislature passed the New Jersey Business Tax Reform Act. The effect of this legislation on the Company is approximately $400,000 to $600,000 (before federal tax benefit) in additional state taxes per year, or approximately $.02 to $.03 per diluted share after the federal tax benefit. The tax is retroactive to January 1, 2002 and will be reflected in the Company's third quarter operating results.

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

At June 30, 2002, the Company had no outstanding overnight borrowings from the FHLB, a decrease from $80.0 million at December 31, 2001. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $390.7 million at June 30, 2002, a decrease from $484.3 million at December 31, 2001. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the six months ended June 30, 2002, were primarily provided by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, a reduction in total borrowings and the purchase of treasury stock. For the six months ended June 30, 2001, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of mortgage loans held for sale and increased total borrowings. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities and the purchase of treasury stock.

At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital of $122.8 million, or 7.2%, of total adjusted assets, which is above the required level of $25.7 million or 1.5%; core capital of $122.8 million or 7.2% of total adjusted assets, which is above the required level of $51.4 million, or 3.0%; and risk-based capital of $131.5 million, or 12.4% of risk-weighted assets, which is above the required level of $84.8 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's nonperforming assets consisting of non-accrual loans and Real Estate Owned (REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.



                                                               June 30,        December 31,
                                                                2002                 2001
                                                          -----------------    -----------------
                                                                 (dollars in thousands)

Non-accrual loans:
         Real estate:
                  One-to four-family                          $ 3,130                  $  3,661
                  Commercial real estate,
                    multi-family and land                          -                         -
         Consumer                                                 114                       151
         Commercial                                                45                     2,368
                                                              -------                   -------
                  Total                                         3,289                     6,180
REO, net                                                          477                       133
                                                              -------                   -------
                  Total non-performing assets                 $ 3,766                  $  6,313
                                                              =======                   =======

Non-performing loans as a percent of total
         loans receivable                                         .25%                      .46%
Non-performing assets as a percent of total
         assets                                                   .22                       .36
Allowance for loan losses as a percent of
         total loans receivable                                   .66                       .77
Allowance for loan losses as percent of
         total non-performing loans                            268.53                    167.49

The decrease in non-performing loans is primarily due to the first quarter charge-off of a non-performing commercial loan with an outstanding balance of $2.4 million. The loan is a participation interest in a $125 million shared national credit on a company headquartered in New Jersey, and is secured by corporate assets and various commercial real estate properties. The Bank does not participate in any other shared national credits. The creditor filed for bankruptcy protection in March 2002 and an orderly asset liquidation appears less likely. Any future recovery of principal would increase the Bank's allowance for loan losses.

Recent Developments

On July 2, 2002, the New Jersey legislature passed the New Jersey Business Tax Reform Act. The effect of this legislation on the Company is approximately $400,000 to $600,000 in additional state taxes per year, or approximately $.02 to $.03 per diluted share after the Federal tax benefit. The tax is retroactive to January 1, 2002 and will be reflected in the Company's third quarter operating results.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one year gap at June 30, 2002 was positive 10.4% as compared to negative 6.7% at December 31, 2001. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of June 30, 2002 and December 31, 2001. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 2001.

At June 30, 2002 passbook, NOW and Money Market accounts ("core deposits") were assumed to decay, or runoff, at a slower rate than at December 31, 2001. The slower decay rate was partly responsible for reducing the Company's negative gap, increasing NPV in a static rate environment and reducing interest rate sensitivity in a shocked interest rate environment. The increase in core deposits and the decline in time deposits from December 31, 2001 to June 30, 2002 also contributed to this trend. Also, assumed prepayment speeds for mortgage loans and mortgage-backed securities were higher at June 30, 2002 as compared to December 31, 2001 due to the lower interest rate environment. Finally, interest rate volatility was favorably impacted by the Bank's sale of 30-year fixed-rate mortgage loans during the six months ended June 30, 2002. The proceeds from these sales were used to reduce overnight borrowings which declined by $80.0 million from December 31, 2001 to June 30, 2002.

                                      June 30, 2002                                                           December 31, 2001
                  -------------------------------------------------------    -----------------------------------------------------
                 Net Portfolio Value                 Net Interest Income      Net Portfolio Value              Net Interest Income
-------------------------------------------------------------------------    ------- ---------------------------------------------
Change in
Interest Rates
in Basis Points                          NPV                                                        NPV
(Rate Shock)      Amount     % Change    Ratio      Amount    % Change       Amount     % Change    Ratio       Amount    % Change
----------------- ---------- ----------- -------  ---------  -----------    ---------- ----------- -------- -- --------- ---------
(dollars in
thousands)
200                $166,005     (9.6)%   10.0%      $59,107      1.5%        $118,006    (22.1)%     7.0%       $58,369     (5.3)%
100                 184,545       .5     10.8        59,218      1.7          141,155     (6.8)      8.2         60,366     (2.1)
Static              183,702       -      10.6        58,231       -           151,507       -        8.6         61,649       -
(100)               170,965     (6.9)     9.7        55,964     (3.9)         154,728      2.1       8.6         62,177       .9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

                  Not Applicable

Item 3.  Defaults Upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits:

                       3.1   Certificate of Incorporation of OceanFirst
                              Financial Corp.*

                       3.2   Bylaws of OceanFirst Financial Corp.**

                       4.0   Stock Certificate of OceanFirst Financial Corp.*

                      99.1   Certification of Chief Executive Officer pursuant
                              to Section 906 of the Sarbanes-Oxley Act of 2002.

                      99.2   Certification of Chief Financial Officer pursuant
                               to Section 906 of the Sarbanes-Oxley Act of 2002.

                  b) The Company filed an 8-K on June 26, 2002 which included by Exhibit, the written presentation OceanFirst Financial Corp. provided to current and prospective investors on June 26, 2002 and June 27, 2002.

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

                                        OceanFirst Financial Corp.
                                        Registrant

DATE:       August 14, 2002              /s/ John R. Garbarino
                                        -----------------------------------
                                        John R. Garbarino
                                        Chairman of the Board, President
                                        and Chief Executive Officer

DATE:       August 14, 2002              /s/ Michael Fitzpatrick
                                        -----------------------------------
                                        Michael Fitzpatrick
                                        Executive Vice President and
                                        Chief Financial Officer