Form 10-Q
period 2002-09-30
OCEANFIRST FINANCIAL CORP
filed 2002-11-13
CIK 1004702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         Commission file number 0-27428

                           OceanFirst Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   22-3412577
----------------------------------------    ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)


 975 Hooper Avenue, Toms River, NJ                      08754-2009
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     (732)240-4500
                                                     ---------------------------


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

YES  X   NO ___.
    ---

As of November 6, 2002, there were 13,898,665 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                           OceanFirst Financial Corp.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
-------  ---------------------
                                                                           PAGE
                                                                           ----
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of  September 30, 2002 and December 31, 2001 .............       1

          Consolidated Statements of Income for the three
          and nine months ended September 30, 2002 and 2001 ...........       2

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2002 and 2001 ...............       3

          Notes to Unaudited Consolidated Financial Statements ........       5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................       7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk ...      10

Item 4.   Controls and Procedures .....................................      11


Part II.  OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings ...........................................      12

Item 2.   Changes in Securities .......................................      12

Item 3.   Default Upon Senior Securities ..............................      12

Item 4.   Submission of Matters to a Vote of Security Holders .........      12

Item 5.   Other Information ...........................................      12

Item 6.   Exhibits and Reports on Form 8-K ............................      12

Signatures ............................................................      13

Certifications ........................................................      14

                           OceanFirst Financial Corp.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (dollars in thousands, except per share amounts)

                                                                 September 30,   December 31,
                                                                      2002           2001
                                                                 -------------   ------------
                                                                  (Unaudited)
ASSETS
------

Cash and due from banks                                           $    34,861    $    16,876
Investment securities available for sale                               79,482         80,017
Federal Home Loan Bank of New York
  stock, at cost                                                       18,440         23,560
Mortgage-backed securities available for sale                         180,837        233,302
Loans receivable, net                                               1,302,137      1,300,889
Mortgage loans held for sale                                           30,121         37,828
Interest and dividends receivable                                       7,881          7,632
Real estate owned, net                                                    359            133
Premises and equipment, net                                            17,849         16,730
Servicing asset                                                         6,995          7,628
Other assets                                                           41,784         39,071
                                                                  -----------    -----------

     Total assets                                                 $ 1,720,746    $ 1,763,666
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                                          $ 1,170,049    $ 1,109,043
Federal Home Loan Bank advances                                       199,000        272,000
Securities sold under agreements to repurchase                        196,200        212,332
Advances by borrowers for taxes and insurance                           2,665          6,371
Other liabilities                                                      14,701         17,191
                                                                  -----------    -----------
     Total liabilities                                              1,582,615      1,616,937
                                                                  -----------    -----------
Stockholders' equity:
  Preferred stock, $.01 par value,
     5,000,000 shares authorized, no shares issued                          -              -
  Common stock, $.01 par value, 55,000,000 shares authorized,
     27,177,372 shares issued and 13,924,103 and 14,791,334
     shares outstanding at September 30, 2002 and December 31,
     2001, respectively                                                   181            181
  Additional paid-in capital                                          183,852        181,780
  Retained earnings                                                   139,887        131,746
  Accumulated other comprehensive loss                                 (1,897)          (824)
  Less: Unallocated common stock held by
          Employee Stock Ownership Plan                               (11,601)       (12,663)
        Unearned Incentive Awards                                           -           (161)
        Treasury stock, 13,253,269 and 12,386,038 shares
          at September 30, 2002 and December 31, 2001,
          respectively                                               (172,291)      (153,330)
                                                                  -----------    -----------

        Total stockholders' equity                                    138,131        146,729
                                                                  -----------    -----------

        Total liabilities and stockholders' equity                $ 1,720,746    $ 1,763,666
                                                                  ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                        For the three months     For the nine months
                                                         ended September 30      ended September 30
                                                        --------------------    --------------------
                                                          2002        2001        2002        2001
                                                        --------    --------    --------    --------
                                                            (Unaudited)              (Unaudited)
Interest income:
  Loans                                                 $ 23,993    $ 24,300    $ 71,222    $ 70,130
  Mortgage-backed securities                               2,353       4,316       8,058      13,210
  Investment securities and other                            925       1,334       3,273       5,338
                                                        --------    --------    --------    --------
      Total interest income                               27,271      29,950      82,553      88,678
                                                        --------    --------    --------    --------
Interest expense:
  Deposits                                                 6,784       9,978      21,426      32,760
  Borrowed funds                                           4,915       5,722      15,225      15,998
                                                        --------    --------    --------    --------
      Total interest expense                              11,699      15,700      36,651      48,758
                                                        --------    --------    --------    --------

      Net interest income                                 15,572      14,250      45,902      39,920

Provision for loan losses                                    375         265       1,250         780
                                                        --------    --------    --------    --------
      Net interest income after provision
          for loan losses                                 15,197      13,985      44,652      39,140
                                                        --------    --------    --------    --------
Other income:
  Loan servicing income                                   (2,047)       (614)     (2,091)       (554)
  Fees and service charges                                 1,676       1,397       4,669       3,962
  Net gain on sales of loans                               1,258       1,001       2,766       3,505
  Net (loss) income from other real estate operations         (7)        215          67         270
  Other                                                      460         481       1,460       1,388
                                                        --------    --------    --------    --------

  Total other income                                       1,340       2,480       6,871       8,571
                                                        --------    --------    --------    --------
Operating expenses:
  Compensation and employee benefits                       5,107       5,100      15,365      15,205
  Occupancy                                                  848         792       2,438       2,227
  Equipment                                                  561         544       1,679       1,601
  Marketing                                                  583         477       1,439       1,271
  Federal deposit insurance                                  113         122         364         368
  Data processing                                            595         521       1,908       1,580
  General and administrative                               2,092       1,915       6,393       5,390
                                                        --------    --------    --------    --------

     Total operating expense                               9,899       9,471      29,586      27,642
                                                        --------    --------    --------    --------

     Income before provision for income taxes              6,638       6,994      21,937      20,069
Provision for income taxes                                 1,848       2,312       6,962       6,873
                                                        --------    --------    --------    --------

      Net income                                        $  4,790    $  4,682    $ 14,975    $ 13,196
                                                        ========    ========    ========    ========

Basic earnings per share                                $    .38    $    .34    $   1.16    $    .93
                                                        ========    ========    ========    ========
Diluted earnings per share                              $    .35    $    .32    $   1.08    $    .88
                                                        ========    ========    ========    ========

Average basic shares outstanding                          12,719      13,785      12,938      14,160
                                                        ========    ========    ========    ========
Average diluted shares outstanding                        13,666      14,616      13,822      14,954
                                                        ========    ========    ========    ========

See accompanying notes to unaudited consolidated financial statements.

                           OceanFirst Financial Corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                        For the nine months
                                                                        ended  September 30,
                                                                        ----------------------
                                                                         2002            2001
                                                                        -------         ------
                                                                              (Unaudited)
Cash flows from operating activities:
 Net income                                                             $  14,975    $  13,196
                                                                        ---------    ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises
       and equipment                                                        1,501        1,449
  Amortization of Incentive Awards                                            161        1,451
  Amortization of ESOP                                                      1,062        1,120
  ESOP adjustment                                                           1,514          986
  Amortization and impairment of servicing asset                            3,715        1,787
  Amortization of intangible assets                                            79          269
  Net premium amortization in excess of discount
       accretion on securities                                                948          483
  Net accretion of deferred fees and discounts
       in excess of premium amortization on loans                            (330)        (208)
  Provision for loan losses                                                 1,250          780
  Net gain on sales of real estate owned                                      (81)        (303)
  Net gain on sales of loans                                               (2,766)      (3,505)
  Proceeds from sales of mortgage loans held for sale                     364,647      273,175
  Mortgage loans originated for sale                                     (356,324)    (274,431)
  Increase in value of Bank Owned Life Insurance                           (1,424)      (1,246)
  Increase in interest and dividends receivable                              (249)        (180)
  Increase in other assets                                                 (3,820)      (2,586)
  (Decrease) increase in other liabilities                                 (1,932)       1,428
                                                                        ---------    ---------
    Total adjustments                                                       7,951          469
                                                                        ---------    ---------
    Net cash provided by operating activities                              22,926       13,665
                                                                        ---------    ---------
Cash flows from investing activities:
 Net increase in loans receivable                                            (635)    (141,135)
 Purchase of mortgage-backed securities available for sale                (30,165)     (49,006)
 Purchase of investment securities available for sale                        (600)         (92)
 Proceeds from maturities of investment securities
        available for sale                                                     --       23,470
 Principal payments on mortgage-backed securities
        available for sale                                                 81,114       60,879
 Decrease (increase) in Federal Home Loan Bank of New York stock            5,120       (2,800)
 Proceeds from sales of real estate owned                                     472          745
 Purchases of premises and equipment                                       (2,620)      (3,377)
                                                                        ---------    ---------
       Net cash provided by (used in) investing activities                 52,686     (111,316)
                                                                        ---------    ---------

                                                                       Continued

                           OceanFirst Financial Corp.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)

                                                                    For the nine months
                                                                     ended September 30,
                                                                   ----------------------
                                                                     2002           2001
                                                                   -------         ------
                                                                         (Unaudited)
Cash flows from financing activities:
  Increase in deposits                                             $  61,006    $  14,124
  (Decrease) increase in short-term borrowings                       (71,132)      47,634
  Proceeds from Federal Home Loan Bank advances                       25,000      115,000
  Repayments of Federal Home Loan Bank advances                      (43,000)     (20,000)
  Proceeds from securities sold under agreements to repurchase            --       10,000
  Repayments of securities sold under agreement to repurchase             --      (33,000)
  (Decrease)/increase in advances by borrowers for taxes and
         insurance                                                    (3,706)         316
  Exercise of stock options                                              769          993
  Dividends paid                                                      (6,679)      (5,868)
  Purchase of treasury stock                                         (19,885)     (25,299)
                                                                   ---------    ---------
      Net cash (used in) provided by financing activities            (57,627)     103,900
                                                                   ---------    ---------

      Net increase in cash and due from banks                         17,985        6,249

Cash and due from banks at beginning of period                        16,876        7,235
                                                                   ---------    ---------

Cash and due from banks at end of period                           $  34,861    $  13,484
                                                                   =========    =========
Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
      Interest                                                     $  37,213    $  48,533
      Income taxes                                                     2,803        5,680
   Noncash investing activities:
      Transfer of loans receivable to real estate owned                  617          340
      Mortgage loans securitized into mortgage-backed
         securities                                                   96,275       27,321
                                                                   =========    =========

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

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

Note 2.  Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                                              Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                              ----------------------      --------------------
                                                                 2002        2001         2002         2001
                                                                 ----        ----         ----         ----
     Weighted average shares issued net of Treasury shares      14,169      15,582       14,451       16,025
     Less:  Unallocated ESOP shares                             (1,397)     (1,566)      (1,438)      (1,611)
            Unallocated incentive award shares                     (53)       (231)         (75)        (254)
                                                                ------      ------       ------       ------
     Average basic shares outstanding                           12,719      13,785       12,938       14,160
     Add:   Effect of dilutive securities:
            Stock options                                          905         673          824          621
            Incentive awards                                        42         158           60          173
                                                                ------      ------       ------       ------
     Average diluted shares outstanding                         13,666      14,616       13,822       14,954
                                                                ======      ======       ======       ======

Note 3.  Comprehensive Income

For the three month periods ended September 30, 2002 and 2001, total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $3,909,000 and $6,415,000, respectively. For the nine months ended September 30, 2002 and 2001, total comprehensive income amounted to $13,902,000 and $17,951,000.

Note 4.  Impact of Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions - an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. The Company has previously purchased deposits of another financial institution and recorded a core deposit intangible. This Statement will have no effect on the accounting or amortization of the recorded intangible asset.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", as amended. Under SFAS No. 4, as amended, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item.

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

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. SFAS 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 not be amortized, but continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. The Company adopted SFAS 142 effective January 1, 2002. As of December 31, 2001, the Company had $1.0 million in unamortized goodwill with annual amortization of $253,000 which ceased upon the adoption of SFAS 142. The cessation of goodwill amortization for the three and nine months ended September 30, 2002 did not have a significant impact on the Company's consolidated financial statements as compared to the same prior year periods. The Company has determined that there is no impairment to goodwill based on the criteria of SFAS 142. The adoption of SFAS 142 did not significantly impact the Company's accounting for currently recorded intangible assets, primarily core deposit intangibles.

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

Note 5.  Loans Receivable, Net

Loans receivable, net at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                            September 30, 2002       December 31, 2001
                                            ------------------       -----------------
Real estate:
         One- to four-family                   $ 1,057,812              $ 1,110,282
         Commercial real estate, multi-
          family and land                          133,849                  112,318
         Construction                               10,493                    9,082
Consumer                                            79,372                   67,039
Commercial                                          61,859                   51,756
                                               -----------              -----------
                  Total loans                    1,343,385                1,350,477


         Loans in process                           (2,899)                  (2,458)
         Deferred origination costs, net             1,443                    1,048
         Unearned (discount) premium                    (6)                       1
         Allowance for loan losses                  (9,665)                 (10,351)
                                               -----------              -----------
                  Total loans, net               1,332,258                1,338,717
Less: mortgage loans held for sale                  30,121                   37,828
                                               -----------              -----------
                  Loans receivable, net        $ 1,302,137              $ 1,300,889
                                               ===========              ===========

Note 6.  Deposits

The major types of deposits at September 30, 2002 and December 31, 2001 were as follows (in thousands):

                                            September 30, 2002       December 31, 2001
                                            ------------------       -----------------
Type of Account
---------------
Non-interest bearing                           $    84,358              $    73,799
NOW                                                256,599                  212,328
Money market deposit                               117,289                   78,903
Savings                                            228,987                  196,879
Time deposits                                      482,816                  547,134
                                               -----------              -----------
                                               $ 1,170,049              $ 1,109,043
                                               ===========              ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets at September 30, 2002 were $1.721 billion, a decrease of $42.9 million, compared to $1.764 billion at December 31, 2001.

Loans receivable, net and mortgage loans held for sale together decreased by $6.5 million to a balance of $1.332 billion at September 30, 2002, compared to a balance of $1.339 billion at December 31, 2001. Commercial and commercial real estate loans outstanding increased $31.6 million, while one- to four-family mortgage loans declined, as the Bank actively sold 30-year fixed-rate mortgage loans during the period.

Proceeds from the loan sales and the cash flow from mortgage-backed securities were used to reduce total borrowings (Federal Home Loan Bank advances and securities sold under agreements to repurchase) which declined by $89.1 million, to $395.2 million at September 30, 2002 from $484.3 million at December 31, 2001. The sale of 30-year fixed-rate mortgage loans and the reduction in the total borrowings reduces the Company's interest rate risk exposure and better positions the Bank for the higher rate environment expected in 2003.

Deposit balances increased $61.0 million to $1.170 billion at September 30, 2002 from $1.109 billion at December 31, 2001. Core deposit categories, a key emphasis for the Company, increased by $125.3 million as time deposits declined.

Stockholders' equity at September 30, 2002 decreased to $138.1 million, compared to $146.7 million at December 31, 2001 due to the completion of the Company's ninth stock repurchase program and the commencement of the Company's tenth stock repurchase program. The Company repurchased 940,050 shares of common stock during the nine months ended September 30, 2002 at a total cost of $19.9 million. Under the 10% repurchase program authorized by the Board of Directors in August 2002, 1,250,535 shares remain to be purchased as of September 30, 2002.

Results of Operations

General

Net income increased to $4.8 million and $15.0 million for the three and nine months ended September 30, 2002, respectively, as compared to net income of $4.7 million and $13.2 million for the three and nine months ended September 30, 2001, respectively. Diluted earnings per share increased to $.35 and $1.08 for the three and nine months ended September 30, 2002, respectively, as compared to $.32 and $.88, respectively, for the same prior year periods. Earnings per share was favorably affected by the Company's repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three and nine months ended September 30, 2002 was $27.3 million and $82.6 million, respectively, compared to $30.0 million and $88.7 million, respectively, for the three and nine months ended September 30, 2001. The decrease in interest income was due to a decline in the yield on interest-earning assets to 6.66% and 6.71%, respectively, for the three and nine months ended September 30, 2002, as compared to 7.22% and 7.34%, respectively, for the same prior year periods. Despite the decline, which was reflective of the general interest rate environment, the asset yield continued to benefit from the Bank's previously strong loan growth, which was partly funded by reductions in the lower-yielding investment and mortgage-backed securities available for sale portfolios. For the three and nine months ended September 30, 2002 loans receivable represented 81.6% and 81.4%, respectively, of average interest-earning assets as compared to 77.4% and 76.0%, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and nine months ended September 30, 2002 was $11.7 million and $36.7 million, respectively, compared to $15.7 million and $48.8 million, respectively, for the three and nine months ended September 30, 2001. The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 3.15% and 3.27%, respectively, for the three and nine months ended September 30, 2002, as compared to 4.17% and 4.45%, respectively, in the same prior year periods. Funding costs decreased due to the lower interest rate environment and also due to the Company's focus on lower-costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 58.0% and 55.3%, respectively, of average deposits for the three and nine months ended September 30, 2002, as compared to 47.6% and 44.7%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and nine months ended September 30, 2002, the Company's provision for loan losses was $375,000 and $1.3 million, respectively, as compared to $265,000 and $780,000, respectively, for the same prior year periods. The year-to-date increase was due to the deterioration and charge-off during the first quarter of a non-performing commercial loan.

Other Income

Other income was $1.3 million and $6.9 million, respectively, for the three and nine months ended September 30, 2002, compared to $2.5 million and $8.6 million, respectively, for the same prior year periods. For the three and nine months ended September 30, 2002, the Company recorded a gain of $1.3 million and $2.8 million, respectively, on the sale of loans, as compared to a gain of $1.0 million and $3.5 million, respectively, in the same prior year periods.

Loan servicing income decreased by $1.4 million and $1.5 million for the three and nine months ended September 30, 2002, respectively, as compared to the same prior year periods due to actual and anticipated prepayments of the loans underlying the servicing portfolio. Results for the three and nine months ended September 30, 2002 include the recognition of impairment reserves on the loan servicing asset for $1.9 million and $2.1 million, respectively, as compared to a servicing impairment of $600,000 in the same prior year periods.

Fees and service charges increased by $279,000, or 20.0%, and $707,000, or 17.8% for the three and nine months ended September 30, 2002, respectively, as compared to the same prior year periods due to the growth in commercial account services, retail core account balances and trust fees.

Operating Expenses

Operating expenses were $9.9 million and $29.6 million, respectively, for the three and nine months ended September 30, 2002, as compared to $9.5 million and $27.6 million, respectively, in the same prior year periods. The increases were principally due to the costs associated with the opening and operation of the Bank's sixteenth and seventeenth branch offices in September 2001 and May 2002, as well as higher loan-related expenses. Compensation expense benefited from the elimination, in February 2002, of the amortization expense relating to the stock awards granted under the 1997 Incentive Plan, a cost savings of $483,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2002 as compared to the same prior year periods. This savings was partly offset by an increase in ESOP expense of $172,000 and $469,000 for the three and nine months ended September 30, 2002, respectively, due to the higher average market price for OCFC shares during 2002.

Provision for Income Taxes

Income tax expense was $1.8 million and $7.0 million, respectively, for the three and nine months ended September 30, 2002, compared to $2.3 and $6.9 million, respectively, for the same prior year periods. The effective tax rate decreased to 27.8% and 31.7%, respectively, for the three and nine months ended September 30, 2002 as compared to 33.1% and 34.2 %, respectively, for the same prior year periods. The decrease was partly due to a change in Federal tax regulations allowing for the deductibility of ESOP dividends beginning in 2002. Also, on July 2, 2002, the New Jersey legislature passed the New Jersey Business Tax Reform Act. The legislation provided for an Alternative Minimum Assessment
(AMA) tax based on either gross receipts or gross profits and also increased the tax rate on savings institutions, such as the Bank, from 3% to 9%. The legislation was retroactive to January 1, 2002 and its effects are reflected in the Company's third quarter operating results. The net effect of the legislation on the Company was to recognize a tax benefit of $389,000 for the three and nine months ended September 30, 2002, as deferred tax assets were increased to reflect their expected recognition at the higher tax rate of 9%. The Company expects the legislation to have no significant impact on the tax provision in future periods.

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

At September 30, 2002, the Company had no outstanding overnight borrowings from the FHLB, a decrease from $80.0 million at December 31, 2001. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also had other borrowings of $395.2 million at September 30, 2002, a decrease from $484.3 million at December 31, 2001. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company's cash needs for the nine months ended September 30, 2002, were primarily provided by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities, a reduction in total borrowings and the purchase of treasury stock. For the nine months ended September 30, 2001, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of mortgage loans held for sale and increased total borrowings. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities and the purchase of treasury stock.

At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital of $118.5 million, or 6.9%, of total adjusted assets, which is above the required level of $25.8 million or 1.5%; core capital of $118.5 million or 6.9% of total adjusted assets, which is above the required level of $51.6 million, or 3.0%; and risk-based capital of $128.0 million, or 12.0% of risk-weighted assets, which is above the required level of $85.5 million or 8.0%. The Bank is considered a "well-capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company's non-performing assets consisting of non-accrual loans and Real Estate Owned
(REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

                                                   September 30,   December 31,
                                                       2002            2001
                                                   -------------   ------------
                                                      (dollars in thousands)
Non-accrual loans:
         Real estate:
                  One-to four-family               $       2,554   $      3,661
                  Commercial real estate,
                    multi-family and land                     74             --
         Consumer                                            107            151
         Commercial                                           45          2,368
                                                   -------------   ------------
                  Total                                    2,780          6,180
REO, net                                                     359            133
                                                   -------------   ------------
                  Total non-performing assets      $       3,139   $      6,313
                                                   =============   ============

Non-performing loans as a percent of total
         loans receivable                                    .21%           .46%
Non-performing assets as a percent of total
         assets                                              .18            .36
Allowance for loan losses as a percent of
         total loans receivable                              .72            .77
Allowance for loan losses as percent of
         total non-performing loans                       347.66         167.49

The decrease in non-performing loans is primarily due to the first quarter charge-off of a non-performing commercial loan with an outstanding balance of $2.4 million. The loan is a participation interest in a $125 million shared national credit on a company headquartered in New Jersey, and is secured by corporate assets and various commercial real estate properties. The Bank does not participate in any other shared national credits. During the third quarter, the Bank recovered $580,000 of this charge-off which increased the allowance for loan losses.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. Based on internal IRR modeling the Company's one-year gap at September 30, 2002 was positive 11.5% as compared to negative 6.7% at December 31, 2001. Additionally, the table below sets forth the Company's exposure to interest rate risk as measured by the change in net portfolio value ("NPV") and net interest income under varying rate shocks as of September 30, 2002 and December 31, 2001. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 2001.

At September 30, 2002 savings, NOW, non-interest bearing and Money Market accounts ("core deposits") were assumed to decay, or runoff, at a slower rate than at December 31, 2001. The slower decay rate was partly responsible for reducing the Company's negative gap and increasing NPV in a static rate environment. The increase in core deposit balances and the decline in time deposit balances from December 31, 2001 to September 30, 2002 also contributed to this trend. Also, assumed prepayment speeds for mortgage loans and mortgage-backed securities were higher at September 30, 2002 as compared to December 31, 2001 due to the lower interest rate environment. Finally, interest rate sensitivity was affected by the Bank's sale of 30-year fixed-rate mortgage loans during the nine months ended September 30, 2002. The proceeds from these sales were used to reduce overnight borrowings which declined by $80.0 million from December 31, 2001 to September 30, 2002.

                                      September 30, 2002                                         December 31, 2001
                  --------------------------------------------------------   -------------------------------------------------------
                    Net Portfolio Value               Net Interest Income      Net Portfolio Value              Net Interest Income
--------------------------------------------------------------------------   -------------------------------------------------------
Change in
Interest Rates
in Basis Points                             NPV                                                        NPV
(Rate Shock)        Amount     % Change    Ratio       Amount    % Change      Amount     % Change    Ratio       Amount   % Change
--------------------------------------------------------------------------   -------------------------------------------------------
(dollars in
thousands)
200               $ 160,233     (3.5)%      9.5%      $ 60,908       5.9%     $ 118,006     (22.1)%     7.0%     $ 58,369     (5.3)%
100                 170,726      2.8        9.9         59,752       3.9        141,155      (6.8)      8.2        60,366     (2.1)
Static              166,117        -        9.5         57,519         -        151,507         -       8.6        61,649        -
(100)               146,469    (11.8)       8.3         53,500      (7.0)       154,728       2.1       8.6        62,177       .9

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

             a) Exhibits:

                3.1  Certificate of Incorporation of OceanFirst Financial Corp.*

                3.2  Bylaws of OceanFirst Financial Corp.**

                4.0  Stock Certificate of OceanFirst Financial Corp.*

             b) There were no reports on Form 8-K filed during the three months ended September 30, 2002.

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

                                               OceanFirst Financial Corp.
                                               ---------------------------------
                                               Registrant

DATE:   November 13, 2002                      /s/ John R. Garbarino
                                               ---------------------------------
                                               John R. Garbarino
                                               Chairman of the Board, President
                                               and Chief Executive Officer

DATE:   November 13, 2002                      /s/ Michael Fitzpatrick
                                               ---------------------------------
                                               Michael Fitzpatrick
                                               Executive Vice President and
                                               Chief Financial Officer

                                  CERTIFICATION

I, John R. Garbarino, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of OceanFirst Financial Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002                   /s/ John R. Garbarino
                                                --------------------------------
                                                John R. Garbarino
                                                Chief Executive Officer
                                                (principal executive officer)

                                  CERTIFICATION

I, Michael J. Fitzpatrick, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of OceanFirst Financial Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002                     /s/ Michael Fitzpatrick
                                                  ------------------------------
                                                  Michael Fitzpatrick
                                                  Chief Financial Officer
                                                  (principal financial officer)