Form 10-K
period 2002-12-31
OCEANFIRST FINANCIAL CORP
filed 2003-03-25
CIK 1004702

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2002

Commission File No.: 0-27428

OceanFirst Financial Corp.
(exact name of registrant as specified in its charter)

DELAWARE	22-3412577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

975 Hooper Avenue, Toms River, New Jersey 08753
(Address of principal executive offices)

Registrant’s telephone number, including area code: (732) 240-4500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

          The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $275,020,494, based upon the last sales price as quoted on The Nasdaq Stock Market for March 19, 2003.

          The number of shares of Common Stock outstanding as of March 19, 2003 is 13,797,480.

DOCUMENTS INCORPORATED BY REFERENCE

          The Annual Report to Stockholders for the year ended December 31, 2002, is incorporated by reference into Part II of this Form 10-K.

          The Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

General

OceanFirst Financial Corp. (the “Company”) was organized by the Board of Directors of OceanFirst Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank’s conversion from mutual to stock form, which was completed on July 2, 1996. On August 18, 2000 the Bank acquired Columbia Equities, Ltd. (“Columbia”), a mortgage banking company based in Westchester County, New York in a transaction accounted for as a purchase.  At December 31, 2002, the Company had consolidated total assets of $1.7 billion and total stockholders’ equity of $135.3 million.  The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”).  Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945.  The Bank became a federally chartered mutual savings bank in 1989.  The Bank’s principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans within its market area.  To a significantly lesser extent, the Bank invests in other types of loans including commercial real estate, multi-family, construction, consumer and commercial loans.  The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations.  As a mortgage banking subsidiary of the Bank, Columbia originates, sells and services a full product line of residential mortgage loans.  Columbia sells virtually all loan production into the secondary market, except that the Bank will often purchase adjustable-rate and short-term fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. The Bank also periodically sells part of its 30-year fixed rate mortgage loan production primarily due to interest rate risk considerations.  Presently, servicing rights are retained in connection with most loan sales.  The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities.  The Bank also receives income from fees and service charges on loan and deposit products and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance.  The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

The Company’s Internet website address is www.oceanfirst.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

In addition to historical information, this Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company does not undertake-and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves.  The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and sixteen additional branch offices, thirteen located in Ocean County, two located in Monmouth County and one located in Middlesex County, New Jersey.  The Bank’s deposit gathering base is concentrated in the communities surrounding its offices.  While its lending area extends throughout New Jersey, most of the Bank’s mortgage loans are secured by properties located in Ocean County and Southern Monmouth County.  Columbia’s loan volume is primarily derived from the tri-state area around New York City.  Columbia conducts business through an administrative and production office in Valhalla, New York and satellite production offices in Islandia, New York; Whitestone, New York; Westport, Connecticut; and Pompton Plains, New Jersey.

The Bank is the oldest and largest community-based financial institution headquartered in Ocean County, New Jersey, which is located along the central New Jersey shore.  Ocean County is among the fastest growing population areas in New Jersey and has a significant number of retired residents who have traditionally provided the Bank with a stable source of deposit funds.  The economy in the Bank’s primary market area is based upon a mixture of service and retail trade.  Other employment is provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities.  The area is also home to commuters working in New Jersey suburban areas around New York and Philadelphia.

The Bank faces significant competition both in making loans and in attracting deposits.  The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees.  The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces increasing competition for deposits from short-term money market funds, other corporate and government securities funds and from other financial service institutions such as brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition.  The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences.  At December 31, 2002, the Bank had total loans outstanding of $1.414 billion, of which $1.105 billion or 78.1% of total loans were one- to four-family, residential mortgage loans.  The remainder of the portfolio consisted of $139.7 million of commercial real estate, multi-family and land loans, or 9.9% of total loans; $11.1 million of real estate construction loans, or .8% of total loans; $80.2 million of consumer loans, primarily home equity loans and lines of credit, equaling 5.7% of total loans; and $78.0 million of commercial loans, or 5.5% of total loans. Included in total loans are $66.6 million in loans held for sale at December 31, 2002.  At that same date, 44.0% of the Bank’s total loans had adjustable interest rates.

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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	2002		2001		2000

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Real estate:
One- to four-family	$1,104,976	78.15%	$1,110,282	82.22%	$993,706	83.93%
Commercial real estate, multi-family and land	139,654	9.88	112,318	8.32	89,663	7.57
Construction	11,079.78		9,082.67		7,973.67
Consumer (1)	80,218	5.67	67,039	4.96	62,923	5.32
Commercial	77,968	5.52	51,756	3.83	29,687	2.51

Total loans	1,413,895	100.00%	1,350,477	100.00%	1,183,952	100.00%

Loans in process	(3,531)		(2,458)		(2,927)
Deferred origination costs (fees), net	2,239		1,048		561
Unamoritized (discount) premium, net	(5)		1		19
Allowance for loan losses	(10,074)		(10,351)		(9,138)

Total loans, net	1,402,524		1,338,717		1,172,467
Less:
Mortgage loans held for sale	66,626		37,828		35,588

Loans receivable, net	$1,335,898		$1,300,889		$1,136,879

Total loans:
Adjustable rate	$622,348	44.02%	$591,724	43.82%	$485,660	41.02%
Fixed rate	791,547	55.98	758,753	56.18	698,292	58.98

	$1,413,895	100.00%	$1,350,477	100.00%	$1,183,952	100.00%

	1999		1998

	Amount	Percent of Total	Amount	Percent of Total

Real estate:
One- to four-family	$917,481	87.04%	$869,769	89.10%
Commercial real estate, multi-family and land	57,142	5.42	42,008	4.30
Construction	7,791.74		6,108.63
Consumer (1)	56,040	5.32	51,785	5.31
Commercial	15,569	1.48	6,483.66

Total loans	1,054,023	100.00%	976,153	100.00%

Loans in process	(2,790)		(1,996)
Deferred origination costs (fees), net	(78)		(608)
Unamoritized (discount) premium, net	43		62
Allowance for loan losses	(8,223)		(7,460)

Total loans, net	1,042,975		966,151
Less:
Mortgage loans held for sale	—		25,140

Loans receivable, net	$1,042,975		$941,011

Total loans:
Adjustable rate	$470,238	44.61%	$458,809	47.00%
Fixed rate	583,785	55.39	517,344	53.00

	$1,054,023	100.00%	$976,153	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity.  The following table shows the contractual maturity of the Bank’s total loans at December 31, 2002.  There was $66.6  million in loans, held for sale at December 31, 2002.  The table does not include principal repayments. Principal repayments, including prepayments on total loans was $397.0 million, $229.6 million and $179.9  million for the years ended December 31, 2002, 2001 and 2000, respectively.

	At December 31, 2002

	One- to Four- Family	Commercial real estate, multi-family and land	Construction	Consumer	Commercial	Total Loans Receivable

	(In thousands)
One year or less	$37,265	$13,211	$11,079	$7,430	$51,387	$120,372

After one year:
More than one year to three years	80,072	34,849	—	12,866	16,284	144,071
More than three years to five years	89,530	50,068	—	11,060	5,484	156,142
More than five years to ten years	236,552	35,413	—	21,250	4,813	298,028
More than ten years to twenty years	377,670	4,773	—	27,309	—	409,752
More than twenty years	283,887	1,340	—	303	—	285,530

Total due after December 31, 2003	1,067,711	126,443	—	72,788	26,581	1,293,523

Total amount due	$1,104,976	$139,654	$11,079	$80,218	$77,968	1,413,895

Loans in process						(3,531)
Deferred origination costs, net						2,239
Unamortized premium, net						(5)
Allowance for loan losses						(10,074)

Total loans, net						1,402,524
Less: Mortgage loans held for sale						66,626

Loans receivable, net						$1,335,898

The following table sets forth at December 31, 2002, the dollar amount of total loans receivable contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2003

	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family	$648,190	$419,521	$1,067,711
Commercial real estate, multi-family and land	69,363	57,080	126,443
Consumer	26,704	46,084	72,788
Commercial	1,348	25,233	26,581

Total loans receivable	$745,605	$547,918	$1,293,523

Origination, Sale, Servicing and Purchase of Loans.  The Bank’s residential mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank’s branch offices.  The Bank originates both adjustable-rate and fixed-rate loans.  The ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage (“ARM”) loans, which is affected by the current and expected future level of interest rates.  Columbia, as a mortgage banker, sells virtually all loan production except that the Bank will often purchase adjustable-rate and short-term fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. Columbia retains servicing rights for most of the loans sold. The Bank also periodically sells part of the 30-year, fixed-rate mortgage loans that it originates.  See “- Loan Servicing.”  At December 31, 2002 there were $66.6 million in loans categorized as held for sale.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.

	For the Year December 31,

	2002	2001	2000

	(In thousands)
Total loans:
Beginning balance	$1,350,477	$1,183,952	$1,054,023

Loans originated:
One- to four-family	730,794	682,171	295,535
Commercial real estate, multi-family and land	59,634	36,695	45,189
Construction	13,715	13,361	8,520
Consumer	56,605	37,020	29,217
Commercial	55,235	49,291	27,404

Total loans originated	915,983	818,538	405,865

Loans purchased	—	—	22,271

Total	2,266,460	2,002,490	1,482,159
Less:
Principal repayments	397,038	229,637	179,936
Sales of loans	454,910	421,922	117,503
Transfer to REO	617	454	768

Total loans	$1,413,895	$1,350,477	$1,183,952

One- to Four-Family Mortgage Lending.  The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to 30 years.  Substantially all of such loans are secured by property located in the Bank’s primary market area.  Loan originations are typically generated by commissioned loan representatives and their contacts with the local real estate industry, members of the local communities and the Bank’s existing or past customers.

At December 31, 2002, the Bank’s total loans outstanding were $1.414 billion, of which $1.105 billion, or 78.1%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied.  To a lesser extent, the Bank also makes mortgage loans secured by seasonal second homes.  The average size of the Bank’s one- to four-family mortgage loan was approximately $122,000 at December 31, 2002.  The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years.  The Bank’s ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.  The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.25% above the index.  The Bank also offers three-, five-, and seven -year ARM loans which operate as fixed-rate loans for three, five, or seven  years and then convert to one-year ARM loans for the remainder of the term.  The ARM loans are then indexed to a margin of generally 2.75% to 3.25% above the one-year U.S. Treasury constant maturity yield.

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

The Bank’s fixed-rate mortgage loans currently are made for terms from 10 to 30 years.  At December 31, 2002, the Bank had commitments for the origination of fixed-rate one-to-four family mortgage loans totaling $129.7 million.  The normal terms for such commitments provide for a maximum of 60 days rate lock upon receipt of a 1.0% refundable deposit charged on the mortgage amount.  The Bank may periodically sell part of the 30-year, fixed-rate residential mortgage loans that it originates.  The Bank retains the servicing on all loans sold.  The Bank generally retains for its portfolio shorter term, fixed-rate loans with maturities of 15 years or less, and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of REO, loans to officers, directors or employees of the Bank and “jumbo”, or non-conforming loans (i.e., loans which are not eligible for purchase by FNMA or FHLMC because of loan size or credit underwriting criteria).  The Bank may retain all or most of its longer term fixed rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations.  The retention of 30-year fixed-rate mortgage loans may increase the level of interest rate risk carried by the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained (up to 100% for certain Community Reinvestment Act related programs covered by private mortgage insurance).  Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent.  Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Commercial Real Estate, Multi-Family and Land Lending.  The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities located in the Bank’s primary market area.  The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property.  The Bank currently originates commercial real estate loans with terms of up to twenty-five years with fixed or adjustable rates which are indexed to a margin above the one-, three-, or five-year U.S. Treasury constant maturity yield.  In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases.  The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%.  Generally, properties securing a loan are appraised by an independent appraiser and title insurance is required on all first mortgage loans.  The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans.  The Bank’s commercial real estate loan portfolio at December 31, 2002 was $130.3 million, or 9.2% of total loans.  The largest commercial real estate loan in the Bank’s portfolio at December 31, 2002 was a performing loan for which the Bank had an outstanding carrying balance of $5.2 million, net of a $3.3 million participation sold, secured by a first lien position on all corporate assets including a first mortgage on commercial real estate primarily used as a health, fitness and sports facility and as a private school.  The average size of the Bank’s commercial real estate loans at December 31, 2002 was approximately $519,000.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly selective basis. The Bank’s multi-family loans and land loans at December 31, 2002, totaled $5.5 million and $3.9 million, respectively.

Loans secured by commercial real estate and multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio.

Construction Lending.  At December 31, 2002, construction loans totaled $11.1 million, or .8%, of the Bank’s total loans outstanding.  The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase.  Most of the Bank’s construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms not exceeding 18 months.  The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally .5% to 1.5% above the prime rate (as published in the Wall Street Journal).  The Bank’s construction loans increase the interest rate sensitivity of its earning assets.  At December 31, 2002, the Bank had 38 residential construction loans, with the largest loan commitment being approximately $675,000. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land and the building.  Once construction is complete, the loans are converted to permanent amortizing loans with maturities similar to the Bank’s other one- to four-family mortgage products.  The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans.  The Bank also offers consumer loans.  At December 31, 2002, the Bank’s consumer loans totaled $80.2 million, or 5.7% of the Bank’s total loan portfolio.  Of that amount, home equity loans comprised $29.5 million, or 36.8%; home equity lines of credit comprised $49.6 million, or 61.9%; loans on savings accounts totaled $532,000, or .7%; and automobile, student and overdraft line of credit loans totaled $516,000, or .6%.

The Bank originates home equity loans secured by one- to four-family residences.  These loans are originated as either adjustable-rate or fixed-rate loans with terms ranging from 10 to 20 years.  Home equity loans are typically made on owner-occupied, one- to four-family residences and generally to Bank customers.  Generally, these loans are subject to a 80% loan-to-value limitation, including any other outstanding mortgages or liens, although the Bank will also originate loans with loan-to-value limitations of up to 90%, subject to more restrictive underwriting requirements.

The Bank also offers a variable rate home equity line of credit which extends a credit line based on the applicant’s income and equity in the home.  Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment, although the Bank will also originate loans with loan-to-value limitations of up to 90%, subject to more restrictive underwriting requirements.  Home equity lines of credit are secured by a mortgage on the underlying real estate.  The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for its home equity lines of credit.  A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10 or 15 year amortization period.  Generally, the adjustable rate of interest charged is the prime rate of interest (as published in the Wall Street Journal) plus up to 1.25%.  The loans have an 18% lifetime cap on interest rate adjustments.

Commercial Lending.  At December 31, 2002, commercial loans totaled $78.0 million, or 5.5% of the Bank’s total loans outstanding.  During 1996, a Commercial Lending group was established within the Bank.  The group’s primary function is to service the business communities’ banking and financing needs in the Bank’s primary market area.  The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing).   Credit facilities such as lines of credit and term loans will be used to facilitate these requests.   In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

A well-defined credit policy has been approved by the Bank’s Board of Directors.  This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring.  Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending.  Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan out of ongoing operations.  If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan.  The Bank’s largest commercial loan at December 31, 2002 had an outstanding balance of $3.5 million, secured by corporate assets and secondary liens on real estate property.  The average size of the Bank’s commercial loans at December 31, 2002 was approximately $123,000.

Loan Approval Procedures and Authority.  The Board of Directors establishes the loan approval policies of the Bank.  The Board of Directors has authorized the approval of loans secured by real estate up to $2.0 million and unsecured loans up to $1.0 million by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases.  A minimum of two employees’ signatures are required to approve residential loans over $322,700. Loans secured by real estate in amounts over $2.0 million for new borrowers and $4.0 million for existing borrowers and unsecured loans over $1.0 million require approval by the Loan Committee of the Board of Directors. Loans secured by real estate in excess of $4.0 million for new borrowers and $6.0 million for existing borrowers require approval by the Board of Directors.  Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2002 amounted to $16.9 million.  At December 31, 2002, the Bank’s maximum loan exposure to a single borrower was $10.2 million of which $2.2 million was sold subsequent to year-end consistent with the Bank’s conservative lending approach.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  The Bank also services mortgage loans for others.  All of the loans currently being serviced for others are loans which have been sold by the Bank.  At December 31, 2002, the Bank was servicing $680.2 million of loans for others.  For the years ended December 31, 2002, 2001 and 2000, loan servicing income (loss), net of related amortization and write down of the loan servicing asset, totaled $(2,203,000), $(838,000) and $516,000, respectively.

Delinquencies and Classified Assets.  The Board of Directors performs a monthly review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year.  In addition, management prepares a quarterly list of all classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency.  When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.  The Bank generally sends the borrower a written notice of non-payment after the loan is first past due.  In the event payment is not then received, additional letters and phone calls generally are made.  If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

The Bank’s Internal Asset Classification Committee, which is chaired by the Vice President of Loan Review who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board of Directors.  The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations.  At December 31, 2002, the Bank had $7.1 million of assets, including all REO, classified as Substandard, $199,000 of assets classified as Doubtful and no assets classified as Loss.  Loans and other assets may also be placed on a watch list as “Special Mention” assets.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”  Special Mention assets totaled $6.4 million at December 31, 2002. These loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses.    At December 31, 2002, the largest loan relationship classified as Special Mention was a commercial mortgage with an outstanding balance of $2.0 million secured by a first mortgage and other business assets.  The largest loan relationship classified as Substandard was represented by two commercial mortgages with a total balance of $2.1 million secured by a first mortgage and assignments of rents on two Ocean County marinas.  Both loans are current as to payments, but were classified due to weakened operating results.

Non-Accrual Loans and REO

The following table sets forth information regarding non-accrual loans and REO.  The Bank had no troubled-debt restructured loans and one REO property at December 31, 2002.  It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.  For the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $87,000, $379,000, $132,000, $52,000, and $270,000.

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Non-accrual loans:
Real estate:
One- to four-family	$2,222	$3,661	$2,594	$2,401	$4,605
Commercial real estate, multi-family and land	74	—	—	362	574
Consumer	95	151	147	222	245
Commercial	297	2,368	182	—	—

Total	2,688	6,180	2,923	2,985	5,424
REO, net(1)	141	133	157	292	43

Total non-performing assets	$2,829	$6,313	$3,080	$3,277	$5,467

Allowance for loan losses as a percent of total loans receivable (2)	.71%	.77%	.77%	.78%	.76%
Allowance for loan losses as a percent of total non-performing loans (3)	374.78	167.49	312.62	275.48	137.54
Non-performing loans as a percent of total loans receivable(2)(3)	.19	.46	.25	.28	.56
Non-performing assets as a percent of total assets(3)	.16	.36	.19	.21	.35

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans receivable and mortgage loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.
(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy.  The allowance for loan losses is maintained at an amount management considers sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio resulting from management’s continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan.  Additions to the allowance are charged to earnings.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination.  Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Bank’s allowance consists of three elements – a specific allowance, a general allowance and an unallocated allowance.  A specific allowance is determined for all assets classified as substandard, doubtful or loss where the value of the underlying collateral can reasonably be evaluated; generally those loans secured by real estate.  The Bank obtains an updated appraisal whenever a loan secured by real estate becomes 90 days delinquent.  The specific allowance represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs.  A general allowance is determined for all other classified and non-classified loans.  In determining the level of the general allowance, the Bank segments the loan portfolio into various risk tranches based on classification (special mention, substandard and doubtful); type of loan (mortgage, consumer and commercial); and, certain underwriting characteristics.  An estimated loss factor is then applied to each risk tranche.  The loss factors are determined based upon historical loan loss experience, current economic conditions, underwriting standards, internal loan review results and other factors.  Finally, an unallocated allowance is maintained for economic uncertainty, unidentified deterioration in classified assets and other uncertainties inherent in the evaluation process.

As of December 31, 2002 and 2001, the Bank’s allowance for loan losses was .71% and .77%, respectively, of total loans.  The Bank had non-accrual loans of $2.7 million and $6.2 million at December 31, 2002 and 2001, respectively.  The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for estimated loan losses for the periods set forth in the table.

	At or for the Year Ended

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance at beginning of year	$10,351	$9,138	$8,223	$7,460	$6,612
Charge-offs:
Real Estate:
One- to four-family	149	98	77	114	63
Commercial real estate, multi-family and land	—	—	—	58	—
Consumer	2	—	10	37	2
Commercial	2,368	—	5	32	—

Total	2,519	98	92	241	65
Recoveries	592	61	22	104	13

Net charge-offs	1,927	37	70	137	52

Provision for loan losses	1,650	1,250	985	900	900

Balance at end of year	$10,074	$10,351	$9,138	$8,223	$7,460

Ratio of net charge-offs during the year to average net loans outstanding during the year	.14%	.00%	.01%	.01%	.01%

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,

	2002			2001			2000

	Amount	Percent of Allowance to Total Loans	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Loans	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Loans	Percent of Loans in Each Category to Total Loans

One- to four-family	$2,417	23.99%	78.15%	$2,547	24.60%	82.22%	$2,831	30.98%	83.93%
Commercial real estate, multi- family and land	3,341	33.17	9.88	1,867	18.03	8.32	2,018	22.08	7.57
Construction	83.82		.78	68.66		.67	38.42		.67
Consumer	754	7.48	5.67	625	6.04	4.96	585	6.40	5.32
Commercial	1,423	14.13	5.52	2,461	23.78	3.83	1,282	14.03	2.51
Unallocated	2,056	20.41	—	2.783	26.89	—	2,384	26.09	—

Total	$10,074	100.00%	100.00%	$10,351	100.00%	100.00%	$9,138	100.00%	100.00%

	At December 31,

	1999			1998

	Amount	Percent of Allowance to Total Loans	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Loans	Percent of Loans in Each Category to Total Loans

One- to four-family	$2,577	31.34%	87.04%	$2,824	37.86%	89.10%
Commercial real estate, multi- family and land	1,352	16.44	5.42	993	13.30	4.30
Construction	38.46		.74	31.42		.63
Consumer	543	6.60	5.32	505	6.77	5.31
Commercial	622	7.57	1.48	220	2.95	.66
Unallocated	3,091	37.59	—	2,887	38.70	—

Total	$8,223	100.00%	100.00%	$7,460	100.00%	100.00%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.  Specifically, the Bank’s policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade.  The Bank’s policies provide that all investment purchases must be approved by two officers (either the Vice President/Treasurer, Executive Vice President/Chief Financial Officer or the President and Chief Executive Officer) and be ratified by the Board of Directors.

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income.  Management determines the appropriate classification of securities at the time of purchase.  If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity.  Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale.  Securities available for sale include securities that management intends to use as part of its asset/liability management strategy.  Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2002, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

Mortgage-backed Securities.  Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank.  Such intermediaries may be private issuers, or agencies including FHLMC, FNMA and GNMA that guarantee the payment of principal and interest to investors.  Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and with varying maturities.  The underlying pool of mortgages can be composed of either fixed- or ARM loans.

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages.  Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related market value of the mortgage-backed security.  The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions.  GNMA mortgage-backed securities that are backed by assumable Federal Housing Authority (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities.  During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease.  If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.  Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its lending activities.  The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, FNMA and GNMA.  At December 31, 2002, mortgage-backed securities totaled $138.7 million, or 8.0% of total assets, including $77.8 million in collateralized mortgage obligations (“CMOs”), all of which were classified as available for sale.  CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans.  CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors.  These securities enable the issuer to “carve up” the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics.  The Bank invests in U.S. Government agency and government sponsored enterprise CMOs and privately-issued CMOs.

CMOs issued by FHLMC, FNMA, GNMA and private interests amounted to $27,951,000, $16,021,000, $20,275,000, and $13,559,000, respectively, at December 31, 2002 and $45,338,000, $22,254,000, $24,328,000 and $64,262,000, respectively, at December 31, 2001.  The privately-issued CMOs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques.  Substantially all such securities are triple “A” rated by one or more of the nationally recognized securities rating agencies.  The privately- issued CMOs are subject to certain credit-related risks normally not associated with U.S. Government Agency CMOs.  Among such risks is the limited loss protection generally provided by the various forms of credit enhancements as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the enhancer.  Thus, in the event a credit enhancer does not fulfill its obligations, the CMO holder could be subject to risk of loss similar to a purchaser of a whole loan pool.  Management believes that the credit enhancements are adequate to protect the Company from losses and has, therefore, not provided an allowance for losses on its privately-issued CMOs.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Beginning balance	$233,302	$268,042	$346,182
Mortgage-backed securities Purchased	65,845	49,006	5,059
Less: Principal repayments	(156,723)	(89,916)	(58,901)
Mortgage-backed securities sold	—	—	(31,915)
Amortization of premium	(1,534)	(759)	(462)
Change in net unrealized gain (loss on mortgage-backed) securities available for sale	(2,233)	6,929	8,079

Ending balance	$138,657	$233,302	$268,042

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,

	2002		2001		2000

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Mortgage-backed securities:
FHLMC	$14,615	$14,856	$29,650	$30,383	$48,888	$48,784
FNMA	31,293	31,653	22,646	23,088	37,172	37,009
GNMA	13,432	14,342	23,229	23,649	34,092	33,840
CMOs	77,066	77,806	153,293	156,182	150,335	148,409

Total mortgage-backed securities	$136,406	$138,657	$228,818	$233,302	$270,487	$268,042

Investment Securities. The following table sets forth certain information regarding the amortized cost and market values of the Bank’s investment securities at the dates indicated.

	At December 31,

	2002		2001		2000

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Investment securities:
U.S. Government and agency obligations	$1,200	$1,216	$1,200	$1,198	$24,469	$24,373
State and municipal obligations	5,562	5,604	5,561	5,313	5,561	5,156
Corporate debt securities	88,439	79,407	75,199	68,253	75,124	69,616
Equity investments	4,449	5,751	3,849	5,253	3,757	4,391

Total investment securities	$99,650	$91,978	$85,809	$80,017	$108,911	$103,536

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2002.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2002

	One Year or Less	More than One Year to Five Years	More than Five Years to Ten Years	More than Ten Years	Total

	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Market Value

	(Dollars in thousands)
Investment securities:
U.S. Government and agency obligations	$1,200	$—	$—	$—	$1,200	$1,216
State and municipal obligations (1)	—	—	—	5,562	5,562	5,604
Corporate debt securities (2)	13,160	—	—	75,279	88,439	79,407

Total investment securities	$14,360	$—	$—	$80,841	$95,201	$86,227

Weighted average yield	2.01%	—%	—%	2.70%	2.60%

Mortgage-backed securities:
FHLMC	$2,451	$3,584	$154	$8,426	$14,615	$14,856
FNMA	828	4,425	—	26,040	31,293	31,653
GNMA	—	164	43	13,225	13,432	14,342
CMOs	—	3,622	—	73,444	77,066	77,806

Total mortgage-backed securities	$3,279	$11,795	$197	$121,135	$136,406	$138,657

Weighted average yield	6.35%	6.34%	11.00%	5.28%	5.40%

(1)	Tax equivalent yield.
(2)	All of the Bank’s corporate debt securities with maturities over one year carry interest rates which adjust to a spread over Libor on a quarterly basis.

Sources of Funds

General.          Deposits, loan and MBS repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits.          The Bank offers a variety of deposit accounts with a range of interest rates and terms.  The Bank’s deposits consist of money market accounts, savings accounts, NOW accounts, non-interest bearing accounts and time deposits.  For the year ended December 31, 2002, time deposits constituted 43.5% of total average deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located.  The Bank relies on its community banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net deposits (withdrawals)	$49,521	$(34,646)	$5,294
Interest credited on deposit accounts	26,272	39,501	41,944

Total increase in deposit accounts	$75,793	$4,855	$47,238

At December 31, 2002, the Bank had $69.2 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$29,505	2.34%
Over three through six months	9,847	2.78
Over six through 12 months	8,452	2.98
Over 12 months	21,364	4.60

Total	$69,168	3.18

The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.

	At or For the Years Ended December 31,

	2002			2001			2000

	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield

	(Dollars in thousands)
Money market deposit accounts	$101,817	8.81%	1.38%	$73,966	6.61%	1.86%	$76,570	7.03%	2.58%
Savings accounts	218,279	18.88	1.00	178,335	15.93	1.54	170,604	15.67	2.00
NOW accounts	254,149	21.99	.99	198,186	17.70	1.60	130,423	11.98	2.83
Non-interest-bearing accounts	78,294	6.77	—	64,330	5.74	—	43,177	3.97	—

Total	652,539	56.45	.94	514,817	45.98	1.41	420,774	38.65	2.18

Time deposits:
Six months or less	73,935	6.40	1.58	112,608	10.06	2.86	91,801	8.43	5.58
Over 6 through 12 months	94,321	8.16	2.05	108,507	9.69	3.17	122,549	11.26	5.69
Over 12 through 24 months	114,583	9.91	2.89	139,870	12.49	4.50	201,524	18.51	5.62
Over 24 months	112,435	9.73	5.04	137,360	12.27	5.98	141,097	12.96	6.22
IRA/KEOGH	108,045	9.35	4.18	106,489	9.51	5.04	110,940	10.19	5.87

Total time deposits	503,319	43.55	3.36	604,834	54.02	4.39	667,911	61.35	5.82

Total average deposits	$1,155,858	100.00%	1.92%	$1,119,651	100.00%	2.88%	$1,088,685	100.00%	4.31%

Borrowings.          From time to time the Bank has obtained term advances from the Federal Home Loan Bank of New York (“FHLB-NY”) as an alternative to retail deposit funds and may do so in the future as part of its operating strategy.  FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes.  These term advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY.  In addition, the Bank has an available overnight line of credit with the FHLB-NY for $50 million which expires November 25, 2003.  The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $50 million which also expires on November 25, 2003.  When utilized, both lines carry a floating interest rate of 10 basis points over the current federal funds rate and are secured by the Bank’s mortgage loans, mortgage-backed securities, U.S. Government and agency securities and FHLB-NY stock.  The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY.  At December 31, 2002, the Bank had no outstanding borrowings against the FHLB-NY lines of credit and $214.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase.  Under this form of borrowing specific U.S. Government agency, corporates and/or mortgage-backed securities are pledged as collateral to secure the borrowing.  These pledged securities are not under the Bank’s control.  At December 31, 2002, the Bank had borrowed $184.6 million through securities sold under agreements to repurchase.  (See note 10 to the consolidated financial statements in the 2002 Annual Report to Stockholders.)

Subsidiary Activities

The Bank owns three subsidiaries – Columbia Equities, Ltd., OceanFirst Services, LLC and OceanFirst REIT Holdings, Inc.

Columbia Equities, Ltd. was acquired by the Bank on August 18, 2000 and operates as a mortgage banking subsidiary based in Westchester County, New York.  Columbia originates, sells and services a full product line of residential mortgage loans primarily in New York, New Jersey and Connecticut.  Loans are originated through four retail branches and to a lesser extent, a web site and a network of independent mortgage brokers.  Columbia sells virtually all loan production into the secondary market or, to a lesser extent, the Bank.  Presently, servicing rights are retained in connection with most loan sales.

OceanFirst Services LLC was originally organized in 1982 under the name Dome Financial Services, Inc. to engage in the sale of all-savers life insurance.   Prior to 1998 the subsidiary was inactive, however, in 1998, the Bank began to sell non-deposit investment products (annuities, mutual funds and insurance) through a third party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales.  OFB Reinsurance, Ltd. was established in 2002 as a subsidiary of OceanFirst Services LLC to reinsure a percentage of the private mortgage insurance risks on 1-4 family residential mortgages originated by the Bank and Columbia Equities, Ltd.

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

Personnel

As of December 31, 2002, the Bank had 387 full-time employees and 88 part-time employees.  The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS.  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer.  The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund (“SAIF”) managed by the FDIC.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations.  Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.  The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law.  Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender.  See “Federal Savings Institution Regulation - QTL Test.”  The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities.  The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test.  The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.  However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Acquisition of the Company.  Under the Federal Change in Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company.  Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities.  The activities of federal savings institutions are governed by federal law and regulations.  These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage.  In particular, many types of lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Capital Requirements.  The OTS capital regulations require savings institutions to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4%

and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The following table presents the Bank’s capital position at December 31, 2002. The Bank met each of its capital requirements at that date.

				Capital

	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent

	(Dollars in thousands)
Tangible	$115,304	$26,132	$89,172	6.62%	1.50%
Core (Leverage)	115,304	52,265	63,039	6.62	3.00
Risk-based	125,240	86,350	38,890	11.60	8.00

Prompt Corrective Regulatory Action.  The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.   The Bank is a member of the SAIF.  The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.  An institution’s assessment rate depends upon the categories to which it is assigned.

Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF.  During 2002, FICO payments for SAIF members approximated 1.77  basis points.

The Bank’s assessment rate for fiscal 2002 was zero basis points and the total assessments paid for this period (including the FICO assessment) was $194,000.  The FDIC has authority to increase insurance assessments.  A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.  At December 31, 2002, the Bank’s limit on loans to one borrower was $16.9 million, and the Bank’s largest aggregate outstanding balance of loans to one borrower was $10.2 million of which $2.2 million was sold subsequent to year-end consistent with the Bank’s conservative lending approach.

QTL Test.  The HOLA requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2002, the Bank maintained in excess of 98% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS.  If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company.

In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted.  In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments.  Savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly thrift financial report.  The assessments paid by the Bank for the fiscal year ended December 31, 2002 totaled $300,000.

Transactions with Related Parties.  The Bank’s authority to engage in transactions with  “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The recently enacted Sarbanes-Oxley Act, generally prohibits loans by the Company to its executive officers and directors.  However, the Act contains a specific exemption for loans from the Bank to its executive officers and directors in compliance with Federal banking laws.  Under such law, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.   Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment, except for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System, which consists of 12 regional FHLBs.  Each FHLB provides member institutions with a central credit facility.  The Bank, as a member of the FHLB of New York (“FHLB-NY”), is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB-NY, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2002 of $18.7 million.

The FHLBs are required to provide funds for the previous resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.  Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks.  Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million.  The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.  The Bank has not been audited by the IRS in over 10 years.  For its 2002 taxable year, the Bank is subject to a maximum federal income tax rate of 35.0%.

Bad Debt Reserves.  For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the “Code”) were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve.  A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the “PTI Method”) or (ii)  the Experience Method.  The reserve for nonqualifying loans was computed using the Experience Method.

The Small Business Job Protection Act of 1996 (the “1996 Act”), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into taxable income) certain portions of their accumulated bad debt reserves.  The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995.  Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method.  Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

Distributions.  Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s income.

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

Corporate Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”) imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%.  The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.  Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none.  AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).  The Bank does not expect to be subject to the AMTI.

Dividends Received Deduction and Other Matters.  The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.  The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

State and Local Taxation

New Jersey Taxation.  The Bank files New Jersey income tax returns.  For New Jersey income tax purposes, savings institutions were previously taxed at a rate equal to 3% of taxable income. On July 2, 2002, the New Jersey legislature passed the New Jersey Business Tax Reform Act (the “Tax Reform Act”).  The legislation increased the tax rate on savings institutions, such as the Bank, from 3% to 9% of taxable income.  The legislation was retroactive to January 1, 2002.   For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including addition of interest income on State and municipal obligations).

The Tax Reform Act also provided for an Alternative Minimum Assessment (AMA) tax based on the larger of gross receipts or gross profits, as defined.

The Company is required to file a New Jersey income tax return because it will be doing business in New Jersey.  For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income.  However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 3.60% (40% of 9%) of taxable income.

New York Taxation.  Columbia is subject to New York State income tax at a rate of 9.95% (including a commuter transportation surcharge).  The tax is measured by “entire net income” which is Federal taxable income with adjustments.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.          Properties

The Bank conducts its business through its administrative office, which includes a branch office, and 16 other full service offices located in Ocean, Monmouth and Middlesex Counties and through the administrative and loan production offices of Columbia.  The Company believes that the Bank’s current facilities will be adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration(2)	Net Book Value of Property or Leasehold Improvements at December 31, 2002

				(Dollars in thousands)
Administrative Office:	Owned	1995	—	$9,102
975 Hooper Avenue Toms River, New Jersey 08754
Branch Offices:
Adamston:	Leased	1999	07/31/09	240
385 Adamston Road Brick, New Jersey 08723
Berkeley:	Leased	1984	11/30/04	124
Holiday City Plaza
730 Jamaica Boulevard Toms River, New Jersey 08757
Brick:	Owned	1960	—	1,105
321 Chambers Bridge Road Brick, New Jersey 08723
Concordia:	Leased	1985	07/31/05	60
1 Concordia Shopping Mall Box 3 Cranbury, New Jersey 08512
Route 37 West:	Leased	2001	10/31/05	1,384
55 Bananier Drive Toms River, New Jersey 08755
Jackson:	Leased	2002	05/01/07	1,083
260 North County Line Road Jackson, New Jersey 08527
Lacey:	Leased	1997	01/31/18	227
900 Lacey Road Forked River, New Jersey 08731
Lake Ridge:	Leased	1998	01/31/18	68
147 Route 70, Suite 1 Toms River, New Jersey 08755
Manahawkin	Leased	2001	10/31/11	924
205 Route 72 West Manahawkin, NJ 08050
Pavilion:	Leased	1989	09/30/18	335
70 Brick Boulevard Brick, New Jersey 08723

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration(2)	Net Book Value of Property or Leasehold Improvements at December 31, 2002

				(Dollars in thousands)
Point Pleasant Beach:	Owned	1937	—	54
701 Arnold Avenue Point Pleasant, New Jersey 08742
Point Pleasant Boro:	Owned	1971	—	689
2400 Bridge Avenue Point Pleasant, New Jersey 08742
Route 88:	Leased	2000	03/31/07	734
3100 Route 88 Point Pleasant, New Jersey 08742
Spring Lake Heights:	Leased	1999	10/31/09	111
2401 Route 71 Spring Lake Heights, New Jersey 07762
Wall Township:	Leased	1999	02/28/10	362
2445 Route 34 Manasquan, New Jersey 08736
Whiting:	Leased	1983	10/31/04	53
Whiting Shopping Center
P. O. Box 20 Whiting, New Jersey 08759
Other Properties (1):	Owned	1986	—	395
730 Brick Boulevard Brick, New Jersey 08723
Columbia Equities, Ltd.:	Leased	2001	07/01/07	492
400 Columbus Avenue Valhalla, New York 10595
2950 S. Expressway, Suite 234 Islandia, New York 11749	Leased	2002	09/30/03	22

(1)	The property was formerly utilized by the Bank, was subsequently subleased and is now vacant.
(2)	The Company may also hold options to renew leases for additional terms upon expiration of the current lease.

Item 3.          Legal Proceedings

The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Shareholder Information” on the Inside Back Cover in the Registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.	Selected Financial Data

The above-captioned information appears under “Selected Consolidated Financial and Other Data of the Company” in the Registrant’s 2002 Annual Report to Stockholders on pages 9 and 10 is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2002 Annual Report to Stockholders on pages 11 through 22 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The above captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk” in the Registrant’s 2002 Annual Report to Stockholders on pages 12 through 14 and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant’s 2002 Annual Report to Stockholders on pages 23 through 39 and are incorporated herein by reference.

Item 9.	Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2003, at pages 4 through 6.

Item 11.	Executive Compensation

The information relating to directors’ compensation and executives’ compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2003, at page 8 and pages 13 through 17 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

The information relating to security ownership of certain beneficial owners and management and related shareholders is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2003, at pages 3 and 5 through 6.

Information regarding the Company’s equity compensation plans existing as of December 31, 2002 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,483,146	$11.58	443,450
Equity compensation plans not approved by security holders	—	—	—
Total	2,483,146	$11.58	443,450

Item 13.	Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2003, at page 17.

PART IV

Item 14.	Controls and Procedures

Evaluation of disclosure controls and procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2002 Annual Report to Stockholders.

PAGE

Independent Auditors’ Report	39

Consolidated Statements of Financial Condition at December 31, 2002 and 2001	23

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	24

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	25

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	26

Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000	27-38

The remaining information appearing in the 2002 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.2	Bylaws of OceanFirst Financial Corp. (filed herewith)
3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (filed herewith)
4.0	Stock Certificate of OceanFirst Financial Corp.(1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)

10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.7	OceanFirst Bank Performance Achievement Awards Program (1)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (1)
10.11	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly, Robert M. Pardes and Karl E. Reinheimer (1)
10.12	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly, Robert M. Pardes and Karl E. Reinheimer (1)
10.13	2000 Stock Option Plan (5)
10.14	Form of Employment Agreement between Columbia Equities, Ltd. and Robert M. Pardes (6).
13.0	Portions of 2002 Annual Report to Stockholders (filed herewith)
21.0	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries”
23.0	Consent of KPMG LLP (filed herewith)

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 17, 2002, indicating that the Board of Directors had declared a 50% stock dividend on the common stock of OceanFirst Financial Corp. in the form of a three-for-two stock split.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 26, 2002 which included the text of a written presentation OceanFirst Financial Corp. intended to provide to current and prospective investors.

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2002.

CONFORMED

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ JOHN R. GARBARINO

John R. Garbarino Chairman of the Board, President and Chief Executive Officer and Director

Date:	March 19, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ JOHN R. GARBARINO	March 19, 2003

John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

/s/ MICHAEL J. FITZPATRICK	March 19, 2003

Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)

/s/ THOMAS F. CURTIN	March 19, 2003

Thomas F. Curtin
Director

/s/ CARLFELTZ, JR.	March 19, 2003

Carl Feltz, Jr.
Director

/s/ JOHN W. CHADWICK	March 19, 2003

John W. Chadwick
Director

/s/ DONALD E. MCLAUGHLIN	March 19, 2003

Donald E. McLaughlin
Director

/s/ DIANE F. RHINE	March 19, 2003

Diane F. Rhine
Director

/s/ FREDERICK E. SCHLOSSER	March 19, 2003

Frederick E. Schlosser
Director

/s/ JAMES T. SNYDER	March 19, 2003

James T. Snyder
Director

/s/ JOHN E. WALSH	March 19, 2003

John E. Walsh
Director

CERTIFICATION

I, John R. Garbarino, certify, that:

1.	I have reviewed this annual report on Form 10-K of OceanFirst Financial Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003	/s/ JOHN R. GARBARINO

John R. Garbarino
Chief Executive Officer
(principal executive officer)

CERTIFICATION

I, Michael J. Fitzpatrick, certify, that:

1.	I have reviewed this annual report on Form 10-K of OceanFirst Financial Corp.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003	/s/ MICHAEL FITZPATRICK

Michael Fitzpatrick
Chief Financial Officer
(principal financial officer)

1