Form 10-Q
period 2003-03-31
OCEANFIRST FINANCIAL CORP
filed 2003-05-13
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-27428

OceanFirst Financial Corp.

(Exact name of registrant as specified in its charter)

Delaware	22-3412577

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

975 Hooper Avenue, Toms River, NJ	08754-2009

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732)240-4500

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

As of May 8, 2003, there were 13,756,348 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

wOceanFirst Financial Corp.
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

		March 31, 2003	December 31, 2002

		(Unaudited)
	ASSETS
	Cash and due from banks	$35,104	$17,192
	Investment securities available for sale	77,823	91,978
	Federal Home Loan Bank of New York stock, at cost	19,850	18,700
	Mortgage-backed securities available for sale	142,587	138,657
	Loans receivable, net	1,336,696	1,335,898
	Mortgage loans held for sale	57,211	66,626
	Interest and dividends receivable	6,572	6,378
	Real estate owned, net	—	141
	Premises and equipment, net	17,320	17,708
	Servicing asset	7,328	7,907
	Bank Owned Life Insurance	32,818	32,398
	Other assets	11,628	10,115

	Total assets	$1,744,937	$1,743,698

	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Deposits	$1,151,882	$1,184,836
	Securities sold under agreements to repurchase with retail customers	52,870	44,584
	Securities sold under agreements to repurchase with the Federal Home Loan Bank	115,000	140,000
	Federal Home Loan Bank advances	269,500	214,000
	Advances by borrowers for taxes and insurance	6,789	5,952
	Other liabilities	13,524	19,021

	Total liabilities	1,609,565	1,608,393

	Stockholders’ equity:
	Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
	Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 13,777,942 and 13,757,880 shares outstanding at March 31, 2003 and December 31, 2002, respectively	272	272
	Additional paid-in capital	186,740	184,934
	Retained earnings	144,067	142,224
	Accumulated other comprehensive loss	(4,429)	(3,201)
Less:	Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(10,913)	(11,248)
	Treasury stock, 13,399,430 and 13,419,492 shares at March 31, 2003 and December 31, 2002, respectively	(180,365)	(177,676)

	Total stockholders’ equity	135,372	135,305

	Total liabilities and stockholders’ equity	$1,744,937	$1,743,698

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Income
(in thousands, except per share amounts)

	For the three months ended March 31,

	2003	2002

	(Unaudited)
Interest income:
Loans	$22,746	$23,856
Mortgage-backed securities	1,436	3,098
Investment securities and other	1,246	1,460

Total interest income	25,428	28,414

Interest expense:
Deposits	5,233	7,385
Borrowed funds	4,808	5,361

Total interest expense	10,041	12,746

Net interest income	15,387	15,668
Provision for loan losses	375	500

Net interest income after provision for loan losses	15,012	15,168

Other income:
Loan servicing (loss) income	(1,190)	41
Fees and service charges	1,824	1,437
Net gain on sales of loans and securities available for sale	2,505	394
Net income from other real estate operations	110	19
Income on Bank Owned Life Insurance	420	524
Other	11	10

Total other income	3,680	2,425

Operating expenses:
Compensation and employee benefits	5,093	5,262
Occupancy	937	792
Equipment	591	543
Marketing	421	424
Federal deposit insurance	93	126
Data processing	715	588
General and administrative	2,766	2,143

Total operating expense	10,616	9,878

Income before provision for income taxes	8,076	7,715
Provision for income taxes	2,827	2,666

Net income	$5,249	$5,049

Basic earnings per share	$0.42	$0.38

Diluted earnings per share	$0.40	$0.36

Average basic shares outstanding	12,442	13,182

Average diluted shares outstanding	13,210	13,895

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the three months ended March 31,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$5,249	$5,049

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	553	475
Amortization of Incentive Awards	—	161
Amortization of ESOP	334	354
ESOP adjustment	527	395
Amortization and impairment of servicing asset	1,772	462
Amortization of intangible assets	26	26
Net premium amortization in excess of discount accretion on securities	224	321
Net (accretion) amortization of deferred fees and discounts on loans	(268)	1
Provision for loan losses	375	500
Net gain on sales of real estate owned	(114)	(23)
Net gain on sales of loans and securities	(2,505)	(394)
Proceeds from sales of mortgage loans held for sale	149,411	127,543
Mortgage loans originated for sale	(139,007)	(162,794)
Increase in value of Bank Owned Life Insurance	(420)	(524)
Increase in interest and dividends receivable	(194)	(434)
Increase in other assets	(701)	(891)
Decrease in other liabilities	(4,217)	(7,290)

Total adjustments	5,796	(42,112)

Net cash provided by (used in) operating activities	11,045	(37,063)

Cash flows from investing activities:
Net (decrease) increase in loans receivable	(905)	46,951
Proceeds from sale of investment securities available for sale	1,273	—
Purchase of investment securities available for sale	(1,332)	(600)
Purchase of mortgage-backed securities available for sale	(50,392)	—
Proceeds from maturities of investment securities available for sale	13,171	—
Principal payments on mortgage-backed securities available for sale	45,538	32,266
Increase in Federal Home Loan Bank of New York stock	(1,150)	(325)
Proceeds from sales of real estate owned	255	72
Purchases of premises and equipment	(165)	(1,361)

Net cash provided by investing activities	6,293	77,003

Continued

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
(dollars in thousands)

	For the three months ended March 31,

	2003	2002

	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(32,954)	$4,987
Increase (decrease) in short-term borrowings	18,786	(45,005)
Proceeds from Federal Home Loan Bank advances	20,000	25,000
Repayments of Federal Home Loan Bank advances	—	(15,000)
Increase in advances by borrowers for taxes and insurance	837	133
Exercise of stock options	2,903	246
Dividends paid	(2,247)	(2,129)
Purchase of treasury stock	(6,751)	(5,881)

Net cash provided by (used in) financing activities	574	(37,649)

Net increase in cash and due from banks	17,912	2,291
Cash and due from banks at beginning of period	17,192	16,876

Cash and due from banks at end of period	$35,104	$19,167

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,979	$12,960
Income taxes	7,654	2,353
Noncash investing activities:
Transfer of loans receivable to real estate owned	—	97
Mortgage loans securitized into mortgage-backed securities	28,520	47,624

See accompanying notes to unaudited consolidated financial statements.

OceanFirst Financial Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Equities, Ltd., OceanFirst REIT Holdings, Inc., OceanFirst Realty Corp. and OceanFirst Services, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method under Accounting Principles Board No. 25 and accordingly has recognized no compensation expense under this method.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, permits the use of the intrinsic value method; however, requires the Company to disclose the pro forma net income and earnings per share as if the stock-based compensation had been accounted for using the fair value method.  Had the compensation costs for the Company’s stock option plan been determined based on the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Three months ended March 31,

	2003	2002

Net income - as reported	$5,249	$5,049

Stock based employee compensation expense included in reported net income, all relating to earned incentive awards, net of related tax effects	—	105
Total stock-based employee compensation expense determined under the fair value based method, including earned incentive awards and stock option grants, net of related tax effects	(93)	(199)

Net stock based employee compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects	(93)	(94)

Net income - pro forma	$5,156	$4,955

Basic earnings per share:
As reported	$.42	$.38

Pro forma	$.41	$.38

Diluted earnings per share:
As reported	$.40	$.36

Pro forma	$.39	$.36

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands):

		Three months ended March 31,

		2003	2002

Weighted average shares issued net of Treasury shares		13,801	14,740
Less:	Unallocated ESOP shares	(1,314)	(1,481)
	Unallocated incentive award shares	(45)	(78)

Average basic shares outstanding		12,442	13,181
Add:	Effect of dilutive securities:
	Stock options	732	648
	Incentive awards	36	65

Average diluted shares outstanding		13,210	13,894

Comprehensive Income

For the three month periods ended March 31, 2003 and 2002, total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $4,021,000 and $2,862,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Real estate:
One- to four-family	$1,086,785	$1,104,976
Commercial real estate, multi-family and land	146,715	139,654
Construction	12,333	11,079
Consumer	81,664	80,218
Commercial	78,022	77,968

Total loans	1,405,519	1,413,895
Loans in process	(3,981)	(3,531)
Deferred origination costs, net	2,827	2,239
Unearned discount	(5)	(5)
Allowance for loan losses	(10,453)	(10,074)

Total loans, net	1,393,907	1,402,524
Less: mortgage loans held for sale	57,211	66,626

Loans receivable, net	$1,336,696	$1,335,898

Note 3. Deposits

The major types of deposits at March 31, 2003 and December 31, 2002 were as follows (in thousands):

Type of Account	March 31, 2003	December 31, 2002

Non-interest bearing	$92,279	$86,290
NOW	247,529	260,762
Money market deposit	127,280	123,960
Savings	245,029	234,995
Time deposits	439,765	478,829

	$1,151,882	$1,184,836

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2003 and 2002.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise.  Average balances are derived from average daily balances.  The yields and costs include fees which are considered adjustments to yields.

	Three Months Ended March 31,

	2003			2002

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$13,876	$40	1.15%	$2,618	$6	. 92%
Investment securities	89,010	951	4.27	80,563	1,197	5.94
FHLB stock	19,110	255	5.34	23,721	257	4.33
Mortgage-backed securities	123,880	1,436	4.64	216,822	3,098	5.72
Loans receivable, net (1)	1,402,070	22,746	6.49	1,345,568	23,856	7.09

Total interest-earning assets	1,647,946	25,428	6.17	1,669,292	28,414	6.81

Non-interest earning assets	84,861			82,462

Total assets	$1,732,807			$1,751,754

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$630,277	1,570	1.00	509,850	2,017	1.58
Time deposits	459,912	3,663	3.19	524,683	5,368	4.09

Total	1,090,189	5,233	1.92	1,034,533	7,385	2.86
Borrowed funds	400,729	4,808	4.80	485,047	5,361	4.42

Total interest-bearing liabilities	1,490,918	10,041	2.69	1,519,580	12,746	3.36

Non-interest-bearing deposits	88,147			72,635
Non-interest bearing liabilities	19,208			14,566

Total liabilities	1,598,273			1,606,781
Stockholders’equity	134,534			144,973

Total liabilities and stockholders’ equity	$1,732,807			$1,751,754

Net interest income		$15,387			$15,668

Net interest rate spread (2)			3.48%			3.45%

Net interest margin (3)			3.73%			3.75%

(1)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets at March 31, 2003 were $1.745 billion, an increase of $1.2 million, compared to $1.744  billion at December 31, 2002.

Loans receivable, net increased by $798,000 to a balance of $1.337 billion at March 31, 2003, compared to a balance of $1.336 billion at December 31, 2002. Commercial and commercial real estate loans outstanding increased $7.1 million, while one- to four-family mortgage loans declined, as the Bank actively sold 30-year fixed-rate mortgage loans during the period.

Deposit balances decreased $33.0 million to $1.152 billion at March 31, 2003 from $1.185 billion at December 31, 2002. During the quarter a large commercial deposit relationship transferred $11.6 million to the securities sold under agreement to repurchase account.  Core deposit categories, a key emphasis for the Company, increased by $6.1 million, net of the $11.6 million mentioned above, as time deposits declined.

Stockholders’ equity at March 31, 2003 increased to $135.4 million, compared to $135.3 million at December 31, 2002. The Company repurchased 310,800 shares of common stock during the three months ended March 31, 2003 at a total cost of $6.8 million.  Under the 10% repurchase program authorized by the Board of Directors in August 2002, 639,035 shares remain to be purchased as of March 31, 2003.  The cost of the share repurchases was partly offset by the proceeds from stock option exercises and the related tax benefit.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and March 31, 2002

General

Net income increased to $5.2 million for the three months ended March 31, 2003, as compared to net income of $5.0 million for the three months ended March 31, 2002.  Diluted earnings per share increased to $.40 for the three months ended March 31, 2003, as compared to $.36, for the same prior year period.  Earnings per share was favorably affected by the Company’s repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three months ended March 31, 2003 was $25.4 million, compared to $28.4 million for the three  months ended March 31, 2002.  The decrease in interest income was due to a decline in the yield on interest-earning assets to 6.17%, for the three months ended March 31, 2003, as compared to  6.81%  for the same prior year period.  Despite the decline, which was reflective of the general interest rate environment, the asset yield continued to benefit from the Bank’s loan growth over the past year, which was partly funded by reductions in the lower-yielding investment and mortgage-backed securities available for sale portfolios.  For the three months ended March 31, 2003 loans receivable represented 85.1% of average interest-earning assets as compared to 80.6% for the same prior year period.  The asset yield for the three months ended March 31, 2003 benefited from $407,000 of income relating to an equity investment.  The comparable benefit for the prior year period was $600,000.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $10.0  million compared to $12.7 million for the three months ended March 31, 2002.  The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 2.69% for the three months ended March 31, 2003, as compared to  3.36% in the same prior year period. Funding costs decreased due to the lower interest rate environment and also due to the Company’s focus on lower-costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 61.0% of average deposits for the three months ended March 31, 2003, as compared to 52.6% for the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2003, the Company’s provision for loan losses was $375,000 as compared to $500,000 for the same prior year period.  The prior period provision was increased to reflect the charge-off of a large nonperforming commercial loan which was part of a shared national credit.

Other Income

Other income was $3.7 million for the three months ended March 31, 2003, compared to $2.4 million for the same prior year period.  For the three months ended March 31, 2003, the Company recorded a gain of $2.5 million on the sale of loans and securities, as compared to a gain of $394,000 in the same prior year period.  For the three months ended March 31, 2003 the gain on sale of loans and securities includes a gain of $323,000 on the sale of equity securities.

Loan servicing income decreased by $1.2 million for the three months ended March 31, 2003, as compared to the same prior year period due to actual and anticipated prepayments of the loans underlying the servicing portfolio.  Results for the three months ended March 31, 2003 include the recognition of an impairment charge on the loan servicing asset for $1.0 million. There was no servicing impairment in the same prior period.

Fees and service charges increased by $387,000, or 26.9%, for the three months ended March 31, 2003, as compared to the same prior year period due to the growth in commercial account services, retail core account balances and trust fees.

Operating Expenses

Operating expenses were $10.6 million for the three months ended March 31, 2003, as compared to $9.9  million in the same prior year period.  The increase was principally due to the costs associated with the opening and operation of the Bank’s  seventeenth branch office in May 2002, as well as higher loan-related expenses.  Additionally, ESOP expense increased by $113,000 due to the higher average market price for the Company’s shares during the first quarter of 2003, as compared to the same prior year period.

Provision for Income Taxes

Income tax expense was $2.8 million for the three months ended March 31, 2003, compared to $2.7 million for the same prior year period.  The effective tax rate increased slightly to  35.0% for the three months ended March 31, 2003 as compared to 34.6% for the same prior year period.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) and other borrowings and, to a lesser extent, investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At March 31, 2003, the Company had outstanding overnight borrowings from the FHLB of $10.5 million, an increase from no outstanding overnight borrowings at December 31, 2002.  The Company utilizes the overnight line from time to time to fund short-term liquidity needs.  The Company also had other borrowings of $426.9 million at March 31, 2003, an increase from $398.6 million at December 31, 2002. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company’s cash needs for the three months ended March 31, 2003, were primarily provided by principal payments on loans and mortgage-backed securities, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and the purchase of treasury stock.  For the three months ended March 31, 2002, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities of investment securities and proceeds from the sale of mortgage loans held for sale.  The cash provided was principally used for the origination of loans, a reduction in total borrowings and the purchase of treasury stock.

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital of $117.1 million, or 6.70%, of total adjusted assets, which is above the required level of $26.2 million or 1.5%; core capital of $117.1 million or 6.70% of total adjusted assets, which is above the required level of $52.4 million, or 3.0%; and risk-based  capital of $127.4 million, or 11.79% of risk-weighted assets, which is above the required level of $86.4 million or 8.0%.  The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-accrual loans and Real Estate Owned (REO).  It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31, 2003	December 31, 2002

	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to four-family	$3,175	$2,222
Commercial real estate, multi-family and land	73	74
Consumer	146	95
Commercial	291	297

Total	3,685	2,688
REO, net	—	141

Total non-performing assets	$3,685	$2,829

Allowance for loan losses as a percent of total loans receivable	.74%	.71%
Allowance for loan losses as percent of total non-performing loans	283.66	374.78
Non-performing loans as a percent of total loans receivable	.26	.19
Non-performing assets as a percent of total assets	.21	.16

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements.  The Company does not undertake- and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Further description of the risks and uncertainties to the business are included in Item 1, BUSINESS of the Company’s 2002 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  At March 31, 2003 the Company’s one year gap was positive 8.16% as compared to positive 10.05% at December 31, 2002.

At March 31, 2003 (dollars in thousands)	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total

Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$15,637	$—	$—	$—	$—	$15,637
Investment securities	75,300	1,200	—	—	10,394	86,894
FHLB stock	—	—	—	—	19,850	19,850
Mortgage-backed securities	21,378	48,059	47,998	15,279	8,289	141,003
Loans receivable (2)	246,224	256,682	435,124	275,378	188,130	1,401,538

Total interest-earning assets	358,539	305,941	483,122	290,657	226,663	1,664,922

Interest-bearing liabilities:
Money market deposit accounts	6,566	17,734	35,568	67,412	—	127,280
Savings accounts	12,640	34,141	68,473	129,775	—	245,029
NOW accounts	12,769	34,489	69,172	131,099	—	247,529
Time deposits	107,314	167,598	117,627	31,665	15,561	439,765
FHLB advances	14,500	68,000	90,000	77,000	20,000	269,500
Securities sold under agreements to repurchase	52,870	—	55,000	25,000	35,000	167,870

Total interest-bearing liabilities	206,659	321,962	435,840	461,951	70,561	1,496,973

Interest sensitivity gap (3)	$151,880	$(16,021)	$47,282	$(171,294)	$156,102	$167,949

Cumulative interest sensitivity gap	$151,880	$135,859	$183,141	$11,847	$167,949	$167,949

Cumulative interest sensitivity gap as a percent of total interest- earning assets	9.12%	8.16%	11.00%	0.71%	10.09%	10.09%

(1)

Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2003 and December 31, 2002.  All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates.  The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2002.

	March 31, 2003					December 31, 2002

	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income

Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change

(dollars in thousands)
200	$162,964	(6.7)%	9.5%	$60,577	1.7%	$151,546	(7.1)%	8.9%	$60,492	2.1%
100	175,052	0.2	10.0	60,441	1.5	163,725	0.4	9.4	60,234	1.7
Static	174,758	—	9.8	59,553	—	163,127	—	9.2	59,230	—
(100)	161,759	(7.4)	9.0	56,769	(4.7)	150,429	(7.8)	8.4	56,527	(4.6)

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

The annual meeting of stockholders was held on April 24, 2003.  The following directors were elected for terms of three years:  John W. Chadwick, Carl Feltz, Jr. and Diane F. Rhine.  The following proposals were voted on by the stockholders:

Proposal		For	Against	Withheld/ Abstain	Broker Non-Votes

1)	Election of Directors
	John W. Chadwick	10,543,644	—	451,542	—
	Carl Feltz, Jr.	10,540,160	—	455,022	—
	Diane F. Rhine	10,541,597	—	453,585	—
2)	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan	6,814,253	2,570,788	39,587	1,570,554
3)	Ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.	10,991,371	71,891	11,920	—

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits:

		3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

		3.2	Bylaws of OceanFirst Financial Corp.**

		4.0	Stock Certificate of OceanFirst Financial Corp.*

	99.1	CEO Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	CFO Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

b)		There were no reports on Form 8-K filed during the three months ended March 31, 2003.

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996, as amended, Registration No. 33-80123.

**	Incorporated herein by reference into this document from the Exhibit to Form 10-K, Annual Report, filed on March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

Registrant

DATE: May 13, 2003	/s/ JOHN R. GARBARINO

John R. Garbarino Chairman of the Board, President and Chief Executive Officer

DATE: May 13, 2003	/s/ MICHAEL FITZPATRICK

Michael Fitzpatrick Executive Vice President and Chief Financial Officer

CERTIFICATION

I, John R. Garbarino, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of OceanFirst Financial Corp.;

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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/JOHN R. GARBARINO

John R. Garbarino Chief Executive Officer (principal executive officer)

CERTIFICATION

I, Michael J. Fitzpatrick, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of OceanFirst Financial Corp.;

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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ MICHAEL FITZPATRICK

Michael Fitzpatrick Chief Financial Officer (principal financial officer)