Form 10-Q
period 2003-06-30
OCEANFIRST FINANCIAL CORP
filed 2003-08-14
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 8, 2003, there were 13,613,398 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and due from banks	$42,009	$17,192
Investment securities available for sale	78,306	91,978
Federal Home Loan Bank of New York stock, at cost	19,050	18,700
Mortgage-backed securities available for sale	132,699	138,657
Loans receivable, net	1,334,586	1,335,898
Mortgage loans held for sale	79,681	66,626
Interest and dividends receivable	6,605	6,378
Real estate owned, net	—	141
Premises and equipment, net	17,153	17,708
Servicing asset	6,171	7,907
Bank Owned Life Insurance	33,198	32,398
Other assets	11,378	10,115

Total assets	$1,760,836	$1,743,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,170,531	$1,184,836
Securities sold under agreements to repurchase with retail customers	53,143	44,584
Securities sold under agreements to repurchase with the Federal Home Loan Bank	115,000	140,000
Federal Home Loan Bank advances	266,000	214,000
Advances by borrowers for taxes and insurance	7,266	5,952
Other liabilities	14,107	19,021

Total liabilities	1,626,047	1,608,393

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 13,614,900 and 13,757,880 shares outstanding at June 30, 2003 and December 31, 2002, respectively	272	272
Additional paid-in capital	187,308	184,934
Retained earnings	146,430	142,224
Accumulated other comprehensive loss	(4,142)	(3,201)
Less: Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(10,579)	(11,248)
Treasury stock, 13,562,472 and 13,419,492 shares at June 30, 2003 and December 31, 2002, respectively	(184,500)	(177,676)

Total stockholders’ equity	134,789	135,305

Total liabilities and stockholders’ equity	$1,760,836	$1,743,698

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Income
(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Interest income:
Loans	$22,153	$23,374	$44,899	$47,230
Mortgage-backed securities	1,386	2,607	2,822	5,705
Investment securities and other	774	888	2,021	2,348

Total interest income	24,313	26,869	49,742	55,283

Interest expense:
Deposits	4,438	7,258	9,672	14,642
Borrowed funds	4,974	4,948	9,782	10,310

Total interest expense	9,412	12,206	19,454	24,952

Net interest income	14,901	14,663	30,288	30,331
Provision for loan losses	250	375	625	875

Net interest income after provision for loan losses	14,651	14,288	29,663	29,456

Other income:
Loan servicing loss	(1,497)	(85)	(2,688)	(44)
Fees and service charges	2,041	1,556	3,866	2,993
Net gain on sales of loans and securities available for sale	2,898	1,114	5,402	1,508
Net (loss) income from other real estate operations	(2)	55	109	74
Other	387	466	818	1,000

Total other income	3,827	3,106	7,507	5,531

Operating expenses:
Compensation and employee benefits	5,028	4,997	10,120	10,259
Occupancy	875	798	1,811	1,590
Equipment	585	575	1,176	1,118
Marketing	548	433	969	857
Federal deposit insurance	140	124	233	250
Data processing	817	726	1,532	1,313
General and administrative	2,822	2,157	5,589	4,301

Total operating expenses	10,815	9,810	21,430	19,688

Income before provision for income taxes	7,663	7,584	15,740	15,299
Provision for income taxes	2,716	2,448	5,544	5,114

Net income	$4,947	$5,136	$10,196	$10,185

Basic earnings per share	$0.40	$0.40	$0.82	$0.78

Diluted earnings per share	$0.38	$0.37	$0.78	$0.73

Average basic shares outstanding	12,420	12,960	12,431	13,049

Average diluted shares outstanding	13,075	13,904	13,080	13,900

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of
Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Unearned Incentive Awards		Treasury Stock	Total

Balance at December 31, 2001	$272	$181,780	$131,655	$(824)	$(12,663)		$(161)	$(153,330)	$146,729

Comprehensive income:
Net income	—	—	10,185	—	—		—	—	10,185
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $112)	—	—	—	(192)	—		—	—	(192)

Total comprehensive income									9,993

Earned Incentive Awards							161		161
Tax benefit of stock plans	—	558	—	—	—		—	—	558
Purchase 542,350 shares of common stock								(11,005)	(11,005)
Allocation of ESOP stock					708		—	—	708
ESOP adjustment	—	950	—	—	—		—	—	950
Cash dividend - $.33 per share	—	—	(4,383)	—	—		—	—	(4,383)
Exercise of stock options	—	—	(136)	––	––		—	737	601

Balance at June 30, 2002	$272	$183,288	$137,321	$(1,016)	$(11,955)		$—	$(163,598)	$144,312

Balance at December 31, 2002	$272	$184,934	$142,224	$(3,201)	$(11,248)	$		$(177,676)	$135,305

Comprehensive income:
Net income	—	—	10,196	—	—		—	—	10,196
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $640)	—	—	—	(941)	—		—	—	(941)

Total comprehensive income									9,255

Tax benefit of stock plans	—	1,280	—	—	—		—	—	1,280
Purchase 510,152 shares of common stock								(11,368)	(11,368)
Allocation of ESOP stock	—	—	—	—	669		—	—	669
ESOP adjustment	—	1,094			—		—	—	1,094
Cash dividend - $.38 per share	—	—	(4,736)	—	—		—	—	(4,736)
Exercise of stock options	—	—	(1,254)	—	––		––	4,544	3,290

Balance at June 30, 2003	$272	$187,308	$146,430	$(4,142)	$(10,579)		$—	$(184,500)	$134,789

See accompanying notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the six months ended June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$10,196	$10,185

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,068	972
Amortization of Incentive Awards	—	161
Amortization of ESOP	669	708
ESOP adjustment	1,094	950
Amortization and impairment of servicing asset	3,873	1,105
Amortization of intangible assets	53	53
Net premium amortization in excess of discount accretion on securities	470	699
Net accretion of deferred fees and discounts on loans	(399)	(46)
Provision for loan losses	625	875
Net gain on sales of real estate owned	(114)	(80)
Net gain on sales of loans and securities	(5,402)	(1,508)
Proceeds from sales of mortgage loans held for sale	316,632	250,147
Mortgage loans originated for sale	(326,743)	(228,682)
Increase in value of Bank Owned Life Insurance	(800)	(974)
Increase in interest and dividends receivable	(227)	(671)
Increase in other assets	(677)	(1,920)
Decrease in other liabilities	(3,634)	(3,100)

Total adjustments	(13,512)	18,689

Net cash (used in) provided by operating activities	(3,316)	28,874

Cash flows from investing activities:
Net decrease (increase) in loans receivable	1,086	(14,821)
Proceeds from sale of investment securities available for sale	1,273	—
Purchase of investment securities available for sale	(2,330)	(600)
Purchase of mortgage-backed securities available for sale	(70,581)	—
Proceeds from maturities of investment securities available for sale	14,171	—
Principal payments on mortgage-backed securities available for sale	75,368	55,588
(Increase) decrease in Federal Home Loan Bank of New York stock	(350)	3,445
Proceeds from sales of real estate owned	255	301
Purchases of premises and equipment	(513)	(2,240)

Net cash provided by investing activities	18,379	41,673

Continued

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows  (Continued)
(dollars in thousands)

	For the six months ended June 30,

	2003	2002

	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(14,305)	$53,012
Increase (decrease) in short-term borrowings	15,559	(75,615)
Proceeds from Federal Home Loan Bank advances	24,000	25,000
Repayments of Federal Home Loan Bank advances	(4,000)	(43,000)
Increase in advances by borrowers for taxes and insurance	1,314	273
Exercise of stock options	3,290	601
Dividends paid	(4,736)	(4,383)
Purchase of treasury stock	(11,368)	(11,005)

Net cash provided by (used in) financing activities	9,754	(55,117)

Net increase in cash and due from banks	24,817	15,430
Cash and due from banks at beginning of period	17,192	16,876

Cash and due from banks at end of period	$42,009	$32,306

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$19,301	$24,942
Income taxes	7,904	2,803
Noncash investing activities:
Transfer of loans receivable to real estate owned	—	565
Mortgage loans securitized into mortgage-backed securities	37,216	90,028

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board No. 25 and accordingly has recognized no compensation expense under this method.  Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, permits the use of the intrinsic value method; however, requires the Company to disclose the pro forma net income and earnings per share as if the stock-based compensation had been accounted for using the fair value method.  Had the compensation costs for the Company’s stock option plan been determined based on the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income – as reported	$4,947	$5,136	$10,196	$10,185

Stock-based employee compensation expense included in reported net income, all relating to earned incentive awards, net of related tax effects	—	—	—	105
Total stock-based employee compensation expense determined under the fair value based method, including earned incentive awards and stock option grants, net of related tax effects	(105)	(115)	(198)	(314)

Net stock-based employee compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects	(105)	(115)	(198)	(209)

Net income – pro forma	$4,842	$5,021	$9,998	$9,976

Basic earnings per share:
As reported	$.40	$.40	$.82	$.78

Pro forma	$.39	$.39	$.80	$.76

Diluted earnings per share:
As reported	$.38	$.37	$.78	$.73

Pro forma	$.37	$.36	$.76	$.72

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Weighted average shares issued net of Treasury shares	13,732	14,452	13,767	14,595
Less: Unallocated ESOP shares	(1,274)	(1,439)	(1,294)	(1,460)
Unallocated incentive award shares	(38)	(53)	(42)	(86)

Average basic shares outstanding	12,420	12,960	12,431	13,049
Add: Effect of dilutive securities:
Stock options	625	902	616	781
Incentive awards	30	42	33	70

Average diluted shares outstanding	13,075	13,904	13,080	13,900

Comprehensive Income

For the three month periods ended June 30, 2003 and 2002, total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $5,234,000 and $7,131,000, respectively.  For the six months ended June 30, 2003 and 2002, total comprehensive income amounted to $9,255,000 and $9,993,000, respectively.

Impact of Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003.  Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset).  Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e., July 1, 2003 for calendar year entities).  For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement.  The adoption of Statement 150 did not have a significant effect on the Bank’s consolidated financial statements.

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this Statement did not have a significant effect on the Bank’s consolidated financial statements.

Note 2. Loans Receivable, Net

Loans receivable, net at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Real estate:
One- to four-family	$1,087,926	$1,101,904
Commercial real estate, multi-family and land	156,815	142,726
Construction	13,273	11,079
Consumer	80,541	80,218
Commercial	86,598	77,968

Total loans	1,425,153	1,413,895
Loans in process	(3,066)	(3,531)
Deferred origination costs, net	2,945	2,239
Unearned discount	(5)	(5)
Allowance for loan losses	(10,760)	(10,074)

Total loans, net	1,414,267	1,402,524
Less: mortgage loans held for sale	79,681	66,626

Loans receivable, net	$1,334,586	$1,335,898

Note 3. Deposits

The major types of deposits at June 30, 2003 and December 31, 2002 were as follows (in thousands):

	June 30, 2003	December 31, 2002

Type of Account
Non-interest bearing	$105,795	$86,290
NOW	260,027	260,762
Money market deposit	133,583	123,960
Savings	257,189	234,995
Time deposits	413,937	478,829

	$1,170,531	$1,184,836

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in our consolidated statements of financial condition at fair value or the lower of cost or fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of Mortgage Servicing Rights and judgments regarding goodwill and securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition.    These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and six months ended June 30, 2003 and 2002.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise.  Average balances are derived from average daily balances.  The yields and costs include fees which are considered adjustments to yields.

	Three Months Ended June 30,

	2003			2002

	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST

	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$14,987	$43	1.15%	$5,402	$14	1.00%
Investment securities	87,285	478	2.19	86,435	610	2.82
FHLB stock	19,314	253	5.24	20,695	264	5.10
Mortgage-backed securities	131,389	1,386	4.22	185,582	2,607	5.62
Loans receivable, net (1)	1,406,405	22,153	6.30	1,323,388	23,374	7.06

Total interest-earning assets	1,659,380	24,313	5.86	1,621,502	26,869	6.63

Non-interest-earning assets	85,370			83,142

Total assets	$1,744,750			$1,704,644

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$640,137	1,267.79		553,590	2,233	1.61
Time deposits	426,176	3,171	2.98	516,433	5,025	3.89

Total	1,066,313	4,438	1.66	1,070,023	7,258	2.71
Borrowed funds	428,576	4,974	4.64	401,895	4,948	4.92

Total interest-bearing liabilities	1,494,889	9,412	2.52	1,471,918	12,206	3.32

Non-interest-bearing deposits	101,328			79,080
Non-interest-bearing liabilities	13,817			12,193

Total liabilities	1,610,034			1,563,191
Stockholders’equity	134,716			141,453

Total liabilities and stockholders’ equity	$1,744,750			$1,704,644

Net interest income		$14,901			$14,663

Net interest rate spread (2)			3.34%			3.31%

Net interest margin (3)			3.59%			3.62%

	Six Months Ended June 30,

	2003			2002

	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST

	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$14,388	$83	1.15%	$4,010	$20	1.00%
Investment securities	91,118	1,431	3.14	86,129	1,806	4.19
FHLB stock	19,212	507	5.28	22,200	522	4.70
Mortgage-backed securities	126,789	2,822	4.45	199,122	5,705	5.73
Loans receivable, net (1)	1,404,249	44,899	6.39	1,334,417	47,230	7.08

Total interest-earning assets	1,655,756	49,742	6.01	1,645,878	55,283	6.72

Non-interest-earning assets	83,107			82,191

Total assets	$1,738,863			$1,728,069

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$635,271	2,838.89		531,859	4,250	1.60
Time deposits	442,951	6,834	3.09	520,535	10,392	3.99

Total	1,078,222	9,672	1.79	1,052,394	14,642	2.78
Borrowed funds	414,729	9,782	4.72	443,241	10,310	4.65

Total interest-bearing liabilities	1,492,951	19,454	2.61	1,495,635	24,952	3.34

Non-interest-bearing deposits	94,737			75,858
Non-interest-bearing liabilities	16,497			13,373

Total liabilities	1,604,185			1,584,866
Stockholders’equity	134,678			143,203

Total liabilities and stockholders’ equity	$1,738,863			$1,728,069

Net interest income		$30,288			$30,331

Net interest rate spread (2)			3.40%			3.38%

Net interest margin (3)			3.66%			3.69%

(1)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets at June 30, 2003 were $1.761 billion, an increase of $17.1 million, compared to $1.744 billion at December 31, 2002.

Loans receivable, net decreased by $1.3 million to a balance of $1.335 billion at June 30, 2003, compared to a balance of   $1.336 billion at December 31, 2002. Commercial and commercial real estate loans outstanding increased $22.7 million, while one- to four-family mortgage loans declined, as the Bank actively sold 30-year fixed-rate mortgage loans during the period.

Deposit balances decreased $14.3 million to $1.170 billion at June 30, 2003 from $1.184 billion at December 31, 2002.  Core deposits (all deposits except certificates), a key emphasis for the Company, increased by $50.6 million, as time deposits declined.

Total borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank advances, increased $35.6 million to $434.1 million at June 30, 2003, compared to a balance of $398.6 million at December 31, 2002.  Repurchase agreements with retail customers increased $8.6 million as a large commercial deposit relationship transferred their balances to the securities sold under agreements to repurchase account.  Overnight borrowings increased by $7.0 million and longer-term wholesale borrowings used to fund balance sheet leverage increased by $20.0 million.

Stockholders’ equity at June 30, 2003 decreased to $134.8 million, compared to $135.3 million at December 31, 2002. The Company repurchased 510,152 shares of common stock during the six months ended June 30, 2003 at a total cost of $11.4 million.  Under the 10% repurchase program authorized by the Board of Directors in August 2002, 439,683 shares remain to be purchased as of June 30, 2003.  The cost of the share repurchases was partly offset by proceeds from stock option exercises and the related tax benefits.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2003 and June 30, 2002

General

Net income amounted to $5.0 million and $10.2 million for the three and six months ended June 30, 2003, respectively, as compared to net income of $5.1 million and $10.2 million for the three and six months ended June 30, 2002.  Diluted earnings per share increased to $.38 and $.78, respectively,  for the three and six months ended June 30, 2003, as compared to $.37 and $.73, respectively, for the same prior year periods.  Earnings per share was favorably affected by the Company’s repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three and six months ended June 30, 2003 was $24.3 million and $49.7 million, respectively, compared to $26.9 million and $55.3 million, respectively, for the three and six months ended June 30, 2002.  The decrease in interest income was due to a decline in the yield on interest-earning assets to 5.86% and 6.01%, respectively, for the three and six months ended June 30, 2003, as compared to 6.63% and 6.72%, respectively, for the same prior year periods.  Despite the decline, which was reflective of the general interest rate environment, the asset yield continued to benefit from the Bank’s loan growth over the past year, which was partly funded by reductions in the lower-yielding investment and mortgage-backed securities available for sale portfolios.  For both the three and six months ended June 30, 2003 loans receivable represented 84.8% of average interest-earning assets as compared to 81.6% and 81.1%, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and six months ended June 30, 2003 was $9.4 million and $19.5 million, respectively, compared to $12.2 million and $25.0 million, respectively, for the three and six months ended June 30, 2002.  The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 2.52% and 2.61%, respectively, for the three and six months ended June 30, 2003, as compared to 3.32% and 3.34%, respectively, in the same prior year periods. Funding costs decreased due to the lower interest rate environment and also due to the Company’s focus on lower-costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 63.5% and 62.2%, respectively, of average deposits for the three and six months ended June 30, 2003, as compared to 55.1% and 53.9%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 2003, the Company’s provision for loan losses was $250,000 and $625,000, respectively, as compared to $375,000 and $875,000, respectively, for the same prior year periods.  The provision for the six months ended June 30, 2002 was increased to reflect the charge-off of a large nonperforming commercial loan which was part of a shared national credit.  The Company recognized a net recovery of $62,000 through the allowance for loan losses for the six months ended June 30, 2003.  Additionally, non-performing loans declined to $2.6 million at June 30, 2003 as compared to $3.3 million at June 30, 2002.

Other Income

Other income was $3.8 million and $7.5 million, respectively, for the three and six months ended June 30, 2003, compared to $3.1 million and $5.5 million, respectively, for the same prior year periods.  For the three and six months ended June 30, 2003, respectively, the Company recorded a gain of $2.9 million and $5.4 million, respectively, on the sale of loans and securities, as compared to a gain of $1.1 million and $1.5 million, respectively, in the same prior year periods.  For the six months ended June 30, 2003 the gain on sale of loans and securities includes a gain of $323,000 on the sale of equity securities.

Loan servicing loss increased by $1.4 million and $2.6 million, respectively, for the three and six months ended June 30, 2003, as compared to the same prior year periods due to actual and anticipated prepayments of the loans underlying the servicing portfolio.  Results for the three and six months ended June 30, 2003 include the recognition of an impairment charge on the loan servicing asset for $1.2 million and $2.2 million, respectively, as compared to an impairment of $144,000 for the six months ended June 30, 2002.

Fees and service charges increased by $485,000, or 31.2%, and $873,000, or 29.2%, respectively, for the three and six months ended June 30, 2003, as compared to the same prior year periods due to the growth in commercial account services, retail core account balances and trust fees and the establishment of a captive insurance subsidiary to recognize fee income from private mortgage insurance.

Operating Expenses

Operating expenses were $10.8 million and $21.4 million, respectively, for the three and six months ended June 30, 2003, as compared to $9.8 million and $19.7 million, respectively, in the same prior year periods.  The increase was principally due to the costs associated with the opening and operation of the Bank’s seventeenth branch office in May 2002, as well as higher loan-related expenses.

Provision for Income Taxes

Income tax expense was $2.7 million and $5.5 million, respectively, for the three and six months ended June 30, 2003, compared to $2.4 million and $5.1 million, respectively, for the same prior year periods.  The effective tax rate increased slightly to 35.4% and 35.2%, respectively, for the three and six months ended June 30, 2003 as compared to 32.3% and 33.4% for the same prior year periods. The Company’s higher average stock price in 2003 as compared to 2002 increased that portion of the Company’s ESOP expense which is not deductible for tax purposes.

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

At June 30, 2003, the Company had outstanding overnight borrowings from the FHLB of $7.0 million, an increase from no outstanding overnight borrowings at December 31, 2002.  The Company utilizes the overnight line from time to time to fund short-term liquidity needs.  Securities sold under agreements to repurchase with retail customers increased to $53.1 million at June 30, 2003 from $44.6 million at December 31, 2002 as a large commercial deposit relationship transferred their balances to the securities sold under agreements to repurchase account.  The Company also had other borrowings of $374.0 million at June 30, 2003, an increase from $354.0 million at December 31, 2002. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company’s cash needs for the six months ended June 30, 2003, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities, the funding of deposit outflows and the purchase of treasury stock.  For the six months ended June 30, 2002, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale.  The cash provided was principally used for the origination of loans, a reduction in total borrowings and the purchase of treasury stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans.  At June 30, 2003, outstanding commitments to originate loans totaled $212.4 million;

outstanding unused lines of credit totaled $98.3 million; and outstanding commitments to sell loans totaled $113.8 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital of $117.3 million, or 6.7%, of total adjusted assets, which is above the required level of $26.4 million or 1.5%; core capital of $117.3 million or    6.7% of total adjusted assets, which is above the required level of $52.9 million, or 3.0%; and risk-based capital of $128.0     million, or 11.7% of risk-weighted assets, which is above the required level of $87.9 million or 8.0%.  The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-accrual loans and Real Estate Owned (REO).  It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	June 30, 2003	December 31, 2002

	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to four-family	$2,152	$2,222
Commercial real estate, multi-family and land	72	74
Consumer	95	95
Commercial	284	297

Total	2,603	2,688
REO, net	—	141

Total non-performing assets	$2,603	$2,829

Allowance for loan losses as a percent of total loans receivable	.76%	.71%
Allowance for loan losses as percent of total non-performing loans	413.37	374.78
Non-performing loans as a percent of total loans receivable	.18	.19
Non-performing assets as a percent of total assets	.15	.16

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  At June 30, 2003 the Company’s one-year gap was positive 8.29% as compared to positive 10.05% at December 31, 2002.

At June 30, 2003	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total

(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$3,551	$—	$—	$—	$—	$3,551
Investment securities	75,322	1,200	—	—	10,395	86,917
FHLB stock	—	—	—	—	19,050	19,050
Mortgage-backed securities	15,060	37,159	43,209	18,782	16,882	131,092
Loans receivable (2)	282,575	273,532	459,212	268,221	138,547	1,422,087

Total interest-earning assets	376,508	311,891	502,421	287,003	184,874	1,662,697

Interest-bearing liabilities:
Money market deposit accounts	6,891	18,613	37,330	70,749	—	133,583
Savings accounts	13,268	35,835	71,871	136,215	—	257,189
NOW accounts	13,414	36,230	72,664	137,719	—	260,027
Time deposits	115,173	156,971	97,476	27,096	17,221	413,937
FHLB advances	51,000	40,000	98,000	57,000	20,000	266,000
Securities sold under agreements to repurchase	53,143	10,000	45,000	40,000	20,000	168,143

Total interest-bearing liabilities	252,889	297,649	422,341	468,779	57,221	1,498,879

Interest sensitivity gap (3)	$123,619	$14,242	$80,080	$(181,776)	$127,653	$163,818

Cumulative interest sensitivity gap	$123,619	$137,861	$217,941	$36,165	$163,818	$163,818

Cumulative interest sensitivity gap as a percent of total interest- earning assets	7.43%	8.29%	13.11%	2.18%	9.85%	9.85%

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

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2003 and December 31, 2002.  All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates.  The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2002.

	June 30, 2003					December 31, 2002

	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income

Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change

(dollars in thousands)
200	$151,641	(6.2)%	8.8%	$59,071	1.9%	$151,546	(7.1)%	8.9%	$60,492	2.1%
100	165,026	2.1	9.3	59,027	1.8	163,725	0.4	9.4	60,234	1.7
Static	161,663	—	9.0	57,984	—	163,127	—	9.2	59,230	—
(100)	150,134	(7.1)	8.3	55,003	(5.1)	150,429	(7.8)	8.4	56,527	(4.6)

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of June 30, 2003, the chief executive officer and the principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits:

		3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

		3.2	Bylaws of OceanFirst Financial Corp.**

		4.0	Stock Certificate of OceanFirst Financial Corp.*

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

		32.3	CFO Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

	b)	Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 28, 2002 which included the press release, dated April 24, 2003, announcing the Company’s financial results for the quarter ended March 31, 2003.

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

OCEANFIRST FINANCIAL CORP.
Registrant

DATE: August 14, 2003	/s/ JOHN R. GARBARINO

John R. Garbarino Chairman of the Board, President and Chief Executive Officer

DATE: August 14, 2003	/s/ MICHAEL FITZPATRICK

Michael Fitzpatrick Executive Vice President and Chief Financial Officer