Form 10-Q
period 2003-09-30
OCEANFIRST FINANCIAL CORP
filed 2003-11-13
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐.

As of November 7, 2003, there were 13,403,383 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and due from banks	$42,117	$17,192
Investment securities available for sale	79,322	91,978
Federal Home Loan Bank of New York stock, at cost	19,950	18,700
Mortgage-backed securities available for sale	102,361	138,657
Loans receivable, net	1,351,866	1,335,898
Mortgage loans held for sale	83,671	66,626
Interest and dividends receivable	6,598	6,378
Real estate owned, net	264	141
Premises and equipment, net	16,867	17,708
Servicing asset	7,121	7,907
Bank Owned Life Insurance	33,573	32,398
Other assets	10,884	10,115

Total assets	$1,754,594	$1,743,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$1,164,745	$1,184,836
Securities sold under agreements to repurchase with retail customers	52,242	44,584
Securities sold under agreements to repurchase with the Federal Home Loan Bank	100,000	140,000
Federal Home Loan Bank advances	283,500	214,000
Advances by borrowers for taxes and insurance	6,741	5,952
Other liabilities	14,542	19,021

Total liabilities	1,621,770	1,608,393

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 13,418,183 and 13,757,880 shares outstanding at September 30, 2003 and December 31, 2002, respectively	272	272
Additional paid-in capital	188,526	184,934
Retained earnings	149,014	142,224
Accumulated other comprehensive loss	(4,236)	(3,201)
Less: Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(10,245)	(11,248)
Treasury stock, 13,759,189 and 13,419,492 shares at September 30, 2003 and December 31, 2002, respectively	(190,507)	(177,676)
Total stockholders’ equity	132,824	135,305

Total liabilities and stockholders’ equity	$1,754,594	$1,743,698

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Income

(in thousands, except per share amounts)

	For the three months ended September 30		For the nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Interest income:
Loans	$21,159	$23,993	$66,058	$71,222
Mortgage-backed securities	819	2,353	3,641	8,058
Investment securities and other	721	925	2,742	3,273

Total interest income	22,699	27,271	72,441	82,553

Interest expense:
Deposits	3,886	6,784	13,557	21,426
Borrowed funds	5,018	4,915	14,801	15,225

Total interest expense	8,904	11,699	28,358	36,651

Net interest income	13,795	15,572	44,083	45,902

Provision for loan losses	48	375	673	1,250

Net interest income after provision for loan losses	13,747	15,197	43,410	44,652

Other income:
Loan servicing loss	(71)	(2,047)	(2,758)	(2,091)
Fees and service charges	1,990	1,676	5,855	4,669
Net gain on sales of loans and securities available for sale	3,335	1,258	8,737	2,766
Net (loss) income from other real estate operations	(3)	(7)	106	67
Other	383	460	1,201	1,460

Total other income	5,634	1,340	13,141	6,871

Operating expenses:
Compensation and employee benefits	5,699	5,107	15,819	15,365
Occupancy	852	848	2,663	2,438
Equipment	633	561	1,809	1,679
Marketing	369	583	1,338	1,439
Federal deposit insurance	126	113	360	364
Data processing	702	595	2,234	1,908
General and administrative	2,676	2,092	8,265	6,393

Total operating expenses	11,057	9,899	32,488	29,586

Income before provision for income taxes	8,324	6,638	24,063	21,937
Provision for income taxes	2,994	1,848	8,538	6,962

Net income	$5,330	$4,790	$15,525	$14,975

Basic earnings per share	$0.43	$0.38	$1.25	$1.16

Diluted earnings per share	$0.41	$0.35	$1.19	$1.08

Average basic shares outstanding	12,293	12,719	12,384	12,938

Average diluted shares outstanding	13,072	13,666	13,080	13,822

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Unearned Incentive Awards		Treasury Stock	Total
Balance at December 31, 2001	$272	$181,780	$131,655	$(824)	$(12,663)		$(161)	$(153,330)	$146,729

Comprehensive income:
Net income	—	—	14,975	—	—		—	—	14,975
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $630)	—	—	—	(1,073)	—		—	—	(1,073)

Total comprehensive income									13,902

Earned Incentive Awards	—	—	—	—	—		161	—	161
Tax benefit of stock plans	—	558	—	—	—		—	—	558
Purchase 940,050 shares of common stock	—	—	—	—	—		—	(19,885)	(19,885)
Allocation of ESOP stock	—	—	—	—	1,062		—	—	1,062
ESOP adjustment	—	1,514	—	—	—		—	—	1,514
Cash dividend – $.51 per share	—	—	(6,679)	—	—		—	—	(6,679)
Exercise of stock options	—	—	(155)	—	—		—	924	769

Balance at September 30, 2002	$272	$183,852	$139,796	$(1,897)	$(11,601)		$—	$(172,291)	$138,131

Balance at December 31, 2002	$272	$184,934	$142,224	$(3,201)	$(11,248)	$		$(177,676)	$135,305

Comprehensive income:
Net income	—	—	15,525	—	—		—	—	15,525
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $847)	—	—	—	(1,245)	—		—	—	(1,245)
Reclassification adjustment for gains included in net income (net of tax expense $113)	—	—	—	210	—		—	—	210

Total comprehensive income									14,490
Tax benefit of stock plans	—	1,821	—	—	—		—	—	1,821
Purchase 771,713 shares of common stock	—	—	—	—	—		—	(18,062)	(18,062)
Allocation of ESOP stock	—	—	—	—	1,003		—	—	1,003
ESOP adjustment	—	1,771	—	—	—		—	—	1,771
Cash dividend – $.58 per share	—	—	(7,199)	—	—		—	—	(7,199)
Exercise of stock options	—	—	(1,536)	—	—		—	5,231	3,695

Balance at September 30, 2003	$272	$188,526	$149,014	$(4,236)	$(10,245)		$—	$(190,507)	$132,824

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

C onsolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$15,525	$14,975

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,596	1,501
Amortization of Incentive Awards	—	161
Amortization of ESOP	1,003	1,062
ESOP adjustment	1,771	1,514
Amortization and impairment of servicing asset	4,529	3,715
Amortization of intangible assets	79	79
Net premium amortization in excess of discount accretion on securities	986	948
Net accretion of deferred fees and discounts on loans	(270)	(330)
Provision for loan losses	673	1,250
Net gain on sales of real estate owned	(114)	(81)
Net gain on sales of loans and securities	(8,737)	(2,766)
Proceeds from sales of mortgage loans held for sale	477,990	364,647
Mortgage loans originated for sale	(490,364)	(356,324)
Increase in value of Bank Owned Life Insurance	(1,175)	(1,424)
Increase in interest and dividends receivable	(220)	(249)
Increase in other assets	(143)	(3,820)
Decrease in other liabilities	(2,658)	(1,932)

Total adjustments	(15,054)	7,951

Net cash provided by operating activities	471	22,926

Cash flows from investing activities:
Net increase in loans receivable	(16,635)	(635)
Proceeds from sale of investment securities available for sale	1,273	—
Purchase of investment securities available for sale	(2,330)	(600)
Purchase of mortgage-backed securities available for sale	(70,581)	(30,165)
Proceeds from maturities of investment securities available for sale	14,171	—
Principal payments on mortgage-backed securities available for sale	104,016	81,114
(Increase) decrease in Federal Home Loan Bank of New York stock	(1,250)	5,120
Proceeds from sales of real estate owned	255	472
Purchases of premises and equipment	(755)	(2,620)

Net cash provided by investing activities	28,164	52,686

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2003	2002
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(20,091)	$61,006
Increase (decrease) in short-term borrowings	30,158	(71,132)
Proceeds from Federal Home Loan Bank advances	55,000	25,000
Repayments of Federal Home Loan Bank advances	(48,000)	(43,000)
Increase (decrease) in advances by borrowers for taxes and insurance	789	(3,706)
Exercise of stock options	3,695	769
Dividends paid	(7,199)	(6,679)
Purchase of treasury stock	(18,062)	(19,885)

Net cash used in financing activities	(3,710)	(57,627)

Net increase in cash and due from banks	24,925	17,985
Cash and due from banks at beginning of period	17,192	16,876

Cash and due from banks at end of period	$42,117	$34,861

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$28,527	$37,213
Income taxes	8,003	2,803
Noncash investing activities:
Transfer of loans receivable to real estate owned	264	617
Mortgage loans securitized into mortgage-backed securities	40,931	96,275

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

NOTES TO UNAUDITE D CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Equities, Ltd., OceanFirst REIT Holdings, Inc., OceanFirst Realty Corp. and OceanFirst Services, LLC and its wholly-owned subsidiary OFB Re-Insurance, Ltd.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board No. 25 and accordingly has recognized no compensation expense under this method. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure”, permits the use of the intrinsic value method; however, the amended statement requires the Company to disclose the pro forma net income and earnings per share as if the stock-based compensation had been accounted for using the fair value method. Had the compensation costs for the Company’s stock option plan been determined based on the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income – as reported	$5,330	$4,790	$15,525	$14,975

Stock-based employee compensation expense included in reported net income, all relating to earned incentive awards, net of related tax effects	—	—	—	105
Total stock-based employee compensation expense determined under the fair value based method, including earned incentive awards and stock option grants, net of related tax effects	(138)	(116)	(336)	(430)

Net stock-based employee compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects	(138)	(116)	(336)	(325)

Net income – pro forma	$5,192	$4,674	$15,189	$14,650

Basic earnings per share:
As reported	$.43	$.38	$1.25	$1.16

Pro forma	$.42	$.37	$1.23	$1.13

Diluted earnings per share:
As reported	$.41	$.35	$1.19	$1.08

Pro forma	$.40	$.34	$1.16	$1.06

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average shares issued net of Treasury shares	13,566	14,169	13,699	14,451
Less: Unallocated ESOP shares	(1,235)	(1,397)	(1,275)	(1,438)
Unallocated incentive award shares	(38)	(53)	(40)	(75)

Average basic shares outstanding	12,293	12,719	12,384	12,938
Add: Effect of dilutive securities:
Stock options	749	905	664	824
Incentive awards	30	42	32	60

Average diluted shares outstanding	13,072	13,666	13,080	13,822

Comprehensive Income

For the three month periods ended September 30, 2003 and 2002, total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $5,236,000 and $3,909,000, respectively. For the nine months ended September 30, 2003 and 2002, total comprehensive income amounted to $14,490,000 and $13,902,000, respectively.

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

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the consolidated financial statements of the Company.

Note 2. Loans Receivable, Net

Loans receivable, net at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Real estate:
One-to four-family	$1,105,153	$1,101,904
Commercial real estate, multi-family and land	166,734	142,726
Construction	10,802	11,079
Consumer	78,758	80,218
Commercial	83,874	77,968

Total loans	1,445,321	1,413,895
Loans in process	(2,920)	(3,531)
Deferred origination costs, net	3,923	2,239
Unearned discount	(5)	(5)
Allowance for loan losses	(10,782)	(10,074)

Total loans, net	1,435,537	1,402,524
Less: mortgage loans held for sale	83,671	66,626

Loans receivable, net	$1,351,866	$1,335,898

Note 3. Deposits

The major types of deposits at September 30, 2003 and December 31, 2002 were as follows (in thousands):

	September 30, 2003	December 31, 2002
Type of Account
Non-interest bearing	$108,608	$86,290
NOW	254,135	260,762
Money market deposit	137,875	123,960
Savings	265,713	234,995
Time deposits	398,414	478,829

	$1,164,745	$1,184,836

Item 2.	Manageme nt’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of Mortgage Servicing Rights and judgments regarding goodwill and securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and nine months ended

September 30, 2003 and 2002. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	FOR THE QUARTER ENDED SEPTEMBER 30,
	2003			2002
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$9,918	$24.97%		$30,714	$129	1.68%
Investment securities	86,924	454	2.09	86,456	608	2.81
FHLB stock	19,544	243	4.97	18,704	188	4.02
Mortgage-backed securities	118,649	819	2.76	166,140	2,353	5.67
Loans receivable, net (1)	1,433,215	21,159	5.91	1,338,229	23,993	7.17

Total interest-earning assets	1,668,250	22,699	5.44	1,640,243	27,271	6.65

Non-interest earning assets	98,647			86,531

Total assets	$1,766,897			$1,726,774

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$665,099	987.59		$599,665	2,241	1.49
Time deposits	405,096	2,899	2.86	494,668	4,543	3.67

Total	1,070,195	3,886	1.45	1,094,333	6,784	2.48
Borrowed funds	433,780	5,018	4.63	392,189	4,915	4.99

Total interest-bearing liabilities	1,503,975	8,904	2.37	1,486,522	11,699	3.15

Non-interest-bearing deposits	111,012			83,611
Non-interest-bearing liabilities	17,711			15,891

Total liabilities	1,632,698			1,586,024
Stockholders’ equity	134,199			140,750

Total liabilities and stockholders’ equity	$1,766,897			$1,726,774

Net interest income		$13,795			$15,572

Net interest rate spread (2)			3.07%			3.50%

Net interest margin (3)			3.31%			3.80%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003			2002
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$13,096	$108	1.10%	$11,968	$149	1.66%
Investment securities	89,705	1,884	2.80	86,241	2,414	3.73
FHLB stock	19,324	750	5.17	21,022	710	4.50
Mortgage-backed securities	124,045	3,641	3.91	188,007	8,058	5.71
Loans receivable, net (1)	1,414,011	66,058	6.23	1,335,701	71,222	7.11

Total interest-earning assets	1,660,181	72,441	5.82	1,642,939	82,553	6.70

Non-interest earning assets	88,129			84,694

Total assets	$1,748,310			$1,727,633

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$645,383	3,825.79		$554,739	6,493	1.56
Time deposits	430,194	9,732	3.02	511,818	14,933	3.89

Total	1,075,577	13,557	1.68	1,066,557	21,426	2.68
Borrowed funds	421,149	14,801	4.69	426,037	15,225	4.76

Total interest-bearing liabilities	1,496,726	28,358	2.53	1,492,594	36,651	3.27

Non-interest-bearing deposits	100,162			78,442
Non-interest-bearing liabilities	16,917			14,232

Total liabilities	1,613,805			1,585,268
Stockholders’ equity	134,505			142,365

Total liabilities and stockholders’ equity	$1,748,310			$1,727,633

Net interest income		$44,083			$45,902

Net interest rate spread (2)			3.29%			3.43%

Net interest margin (3)			3.54%			3.73%

(1)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets at September 30, 2003 were $1.755 billion, an increase of $10.9 million, compared to $1.744 billion at December 31, 2002.

Loans receivable, net increased by $16.0 million to a balance of $1.352 billion at September 30, 2003, compared to a balance of $1.336 billion at December 31, 2002. Commercial and commercial real estate loans outstanding increased $29.9 million, while one- to four-family mortgage loans declined, as the Bank actively sold 30-year fixed-rate mortgage loans during the period.

Deposit balances decreased $20.1 million to $1.165 billion at September 30, 2003 from $1.185 billion at December 31, 2002. Core deposits (all deposits except certificates), a key emphasis for the Company, increased by $60.3 million, as time deposits declined.

Total borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank advances, increased $37.1 million to $435.7 million at September 30, 2003, compared to a balance of $398.6 million at December 31, 2002. Repurchase agreements with retail customers increased $7.7 million as a large commercial deposit relationship transferred their deposit balances to the securities sold under agreements to repurchase account. Overnight borrowings increased by $22.5 million and longer-term wholesale borrowings used to fund balance sheet leverage increased by $7.0 million.

Stockholders’ equity at September 30, 2003 decreased to $132.8 million, compared to $135.3 million at December 31, 2002. The Company repurchased 771,713 shares of common stock during the nine months ended September 30, 2003 at a total cost of $18.1 million. Under the 10% repurchase program authorized by the Board of Directors in August 2002, 178,122 shares remain to be purchased as of September 30, 2003. A new repurchase program, the Company’s eleventh, was announced on October 22, 2003. Under this 10% repurchase program, an additional 1,341,818 shares are available for repurchase. The cost of the share repurchases was partly offset by proceeds from stock option exercises and the related tax benefits.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and September 30, 2002

General

Net income increased to $5.3 million and $15.5 million for the three and nine months ended September 30, 2003, respectively, as compared to net income of $4.8 million and $15.0 million, respectively, for the three and nine months ended September 30, 2002. Diluted earnings per share increased to $.41 and $1.19, respectively, for the three and nine months ended September 30, 2003, as compared to $.35 and $1.08, respectively, for the same prior year periods. Earnings per share was favorably affected by the Company’s repurchase program, which reduced the number of shares outstanding.

Interest Income

Interest income for the three and nine months ended September 30, 2003 was $22.7 million and $72.4 million, respectively, compared to $27.3 million and $82.6 million, respectively, for the three and nine months ended September 30, 2002. The decrease in interest income was due to a decline in the yield on interest-earning assets to 5.44% and 5.82%, respectively, for the three and nine months ended September 30, 2003, as compared to 6.65% and 6.70%, respectively, for the same prior year periods. Despite the decline, which was reflective of the general interest rate environment, the asset yield continued to benefit from the Bank’s loan growth over the past year, which was partly funded by reductions in the lower-yielding investment and mortgage-backed securities available for sale portfolios. For the three and nine months ended September 30, 2003 loans receivable represented 85.9% and 85.2%, respectively, of average interest-earning assets as compared to 81.6 % and 81.3%, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and nine months ended September 30, 2003 was $8.9 million and $28.4 million, respectively, compared to $11.7 million and $36.7 million, respectively, for the three and nine months ended September 30, 2002. The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 2.37% and 2.53%, respectively, for the three and nine months ended September 30, 2003, as compared to 3.15% and 3.27%, respectively, in the same prior year periods. Funding costs decreased due to the lower interest rate environment and also due to the Company’s focus on lower-costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 65.7% and 63.4%, respectively, of average deposits for the three and nine months ended September 30, 2003, as compared to 58.0% and 55.3%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and nine months ended September 30, 2003, the Company’s provision for loan losses was $48,000 and $673,000, respectively, as compared to $375,000 and $1.3 million, respectively, for the same prior year periods. The provision for the nine months ended September 30, 2002 was increased to reflect the charge-off of a large non-performing commercial loan which was part of a shared national credit. The Company recognized a net recovery of $36,000 through the allowance for loan losses for the nine months ended September 30, 2003. Additionally, non-performing loans declined to $2.3 million at September 30, 2003 as compared to $2.8 million at September 30, 2002.

Other Income

Other income was $5.6 million and $13.1 million, respectively, for the three and nine months ended September 30, 2003, compared to $1.3 million and $6.9 million, respectively, for the same prior year periods. For the three and nine months ended September 30, 2003, respectively, the Company recorded a gain of $3.3 million and $8.7 million, respectively, on the sale of loans and securities available for sale, as compared to a gain of $1.3 million and $2.8 million, respectively, in the same prior year periods. For the nine months ended September 30, 2003 the gain on sale of loans and securities available for sale includes a gain of $323,000 on the sale of equity securities.

Loan servicing loss was $71,000 and $2.8 million, respectively, for the three and nine months ended September 30, 2003, as compared to $2.0 million and $2.1 million, respectively, for the same prior year periods. The losses were due to actual and anticipated prepayments of the loans underlying the servicing portfolio. Results for the nine months ended September 30, 2003 include the recognition of an impairment charge on the loan servicing asset for $2.2 million. For the three and nine months ended September 30, 2002 the Company recognized impairments to the loan servicing asset of $1.9 million and $2.1 million, respectively.

Fees and service charges increased by $314,000, or 18.7%, and $1.2 million, or 25.4%, respectively, for the three and nine months ended September 30, 2003, as compared to the same prior year periods due to the growth in commercial account services, retail core account balances and trust fees and the establishment of a captive insurance subsidiary to recognize fee income from private mortgage insurance.

Operating Expenses

Operating expenses were $11.1 million and $32.5 million, respectively, for the three and nine months ended September 30, 2003, as compared to $9.9 million and $29.6 million, respectively, in the same prior year periods. The increase was principally due to higher loan-related expenses and for the year-to-date, the costs associated with the opening of the Bank’s seventeenth branch office in May 2002.

Provision for Income Taxes

Income tax expense was $3.0 million and $8.5 million, respectively, for the three and nine months ended September 30, 2003, compared to $1.8 million and $7.0 million, respectively, for the same prior year periods. The effective tax rate increased to 36.0% and 35.5%, respectively, for the three and nine months ended September 30, 2003 as compared to 27.8% and 31.7% for the same prior year periods. The Company’s higher average stock price in 2003 as compared to 2002 increased that portion of the Company’s ESOP expense which is not deductible for tax purposes. For the three and nine months ended September 30, 2002, the provision for income taxes included a $389,000 tax benefit relating to the passage of the New Jersey Business Tax Reform Act. The legislation increased the tax rate on savings institutions, such as the Bank, from 3% to 9%. As a result, deferred tax assets were increased to reflect their expected recognition at the higher tax rate of 9% and current period expense was decreased.

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

At September 30, 2003, the Company had outstanding overnight borrowings from the FHLB of $22.5 million, an increase from no outstanding overnight borrowings at December 31, 2002. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. Securities sold under agreements to repurchase with retail customers increased to $52.2 million at September 30, 2003 from $44.6 million at December 31, 2002 as a large commercial deposit relationship transferred their deposit balances to the securities sold under agreements to repurchase account. The Company also had other borrowings of $361.0 million at September 30, 2003, an increase from $354.0 million at December 31, 2002. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company’s cash needs for the nine months ended September 30, 2003, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities, the funding of deposit outflows and the purchase of treasury stock. For the nine months ended September 30, 2002, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities, a reduction in total borrowings and the purchase of treasury stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans. At September 30, 2003, outstanding commitments to originate loans totaled $143.0 million; outstanding unused lines of credit totaled $99.9 million; and outstanding commitments to sell loans totaled $80.3 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital of $114.2 million, or 6.5%, of total adjusted assets, which is above the required level of $26.3 million or 1.5%; core capital of $114.2 million or 6.5% of total adjusted assets, which is above the required level of $52.7 million, or 3.0%; and risk-based capital of $124.9 million, or 11.3% of risk-weighted assets, which is above the required level of $88.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-accrual loans and Real Estate Owned (REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30, 2003	December 31, 2002
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to four-family	$1,876	$2,222
Commercial real estate, multi-family and land	72	74
Consumer	87	95
Commercial	289	297

Total non-performing loans	2,324	2,688
REO, net	264	141

Total non-performing assets	$2,588	$2,829

Allowance for loan losses as a percent of total loans receivable	.75%	.71%
Allowance for loan losses as percent of total non-performing loans	463.94	374.78
Non-performing loans as a percent of total loans receivable	.16	.19
Non-performing assets as a percent of total assets	.15	.16

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2003 the Company’s one-year gap was positive 6.28% as compared to positive 10.05% at December 31, 2002.

At September 30, 2003	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$8,705	$—	$—	$—	$—	$8,705
Investment securities	76,543	—	—	—	10,395	86,938
FHLB stock	—	—	—	—	19,950	19,950
Mortgage-backed securities	9,447	23,713	30,011	35,678	3,060	101,909
Loans receivable (2)	264,861	280,095	467,810	277,176	152,459	1,442,401

Total interest-earning assets	359,556	303,808	497,821	312,854	185,864	1,659,903

Interest-bearing liabilities:
Money market deposit accounts	7,113	19,211	38,529	73,022	—	137,875
Savings accounts	13,710	37,031	74,268	140,704	—	265,713
NOW accounts	13,110	35,411	71,018	134,596	—	254,135
Time deposits	70,729	202,013	75,514	30,972	19,186	398,414
FHLB advances	38,500	40,000	123,000	52,000	30,000	283,500
Securities sold under agreements to repurchase	52,242	30,000	20,000	30,000	20,000	152,242

Total interest-bearing liabilities	195,404	363,666	402,329	461,294	69,186	1,491,879

Interest sensitivity gap (3)	$164,152	$(59,858)	$95,492	$(148,440)	$116,678	$168,024

Cumulative interest sensitivity gap	$164,152	$104,294	$199,786	$51,346	$168,024	$168,024

Cumulative interest sensitivity gap as a percent of total interest-earning assets	9.89%	6.28%	12.04%	3.09%	10.12%	10.12%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2003 and December 31, 2002. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2002.

	September 30, 2003					December 31, 2002
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$139,170	(12.0)%	8.2%	$57,892	1.2%	$151,546	(7.1)%	8.9%	$60,492	2.1%
100	157,785	(0.2)	9.1	58,054	1.5	163,725	0.4	9.4	60,234	1.7
Static	158,073	—	8.9	57,222	—	163,127	—	9.2	59,230	—
(100)	148,317	(6.2)	8.3	54,377	(5.0)	150,429	(7.8)	8.4	56,527	(4.6)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits:

3.1      Certificate of Incorporation of OceanFirst Financial Corp.*

3.2      Bylaws of OceanFirst Financial Corp.**

4.0      Stock Certificate of OceanFirst Financial Corp.*

31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO

32.0    Section 1350 Certifications

b) Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 28, 2003 which included the press release, dated July 24, 2003, announcing the Company’s financial results for the quarter ended June 30, 2003.

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

OceanFirst Financial Corp. Registrant

DATE: November 13, 2003	/s/ John R. Garbarino
John R. Garbarino Chairman of the Board, President and Chief Executive Officer

DATE: November 13, 2003	/s/ Michael Fitzpatrick
Michael Fitzpatrick Executive Vice President and Chief Financial Officer

Exhibit	Exhibit Index Description	Page
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	18
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	19
32.1	Section 1350 Certifications	20