Form 10-K
period 2003-12-31
OCEANFIRST FINANCIAL CORP
filed 2004-03-15
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 0-27428

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $336,191,744, based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed year-end.

The number of shares outstanding of the registrant’s Common Stock as of March 8, 2004 was 13,341,044.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) was organized by the Board of Directors of OceanFirst Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank’s conversion from mutual to stock form, which was completed on July 2, 1996. On August 18, 2000 the Bank acquired Columbia Equities, Ltd. (“Columbia”), a mortgage banking company based in Westchester County, New York in a transaction accounted for as a purchase. At December 31, 2003, the Company had consolidated total assets of $1.7 billion and total stockholders’ equity of $134.7 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a federally chartered mutual savings bank in 1989. The Bank’s principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans within its market area. To a significantly lesser extent, the Bank invests in other types of loans including commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. As a mortgage banking subsidiary of the Bank, Columbia originates, sells and services a full product line of residential mortgage loans. Columbia sells virtually all loan production into the secondary market, except that the Bank will often purchase adjustable-rate and short-term fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. The Bank also periodically sells part of its 30-year fixed rate mortgage loan production primarily due to interest rate risk considerations. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities (“MBS”), proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

In addition to historical information, this Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake-and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and sixteen additional branch offices, thirteen located in Ocean County, two located in Monmouth County and one located in Middlesex County, New Jersey. The Bank’s deposit gathering base is concentrated in the communities surrounding its offices. While its lending area extends throughout New Jersey, most of the Bank’s mortgage loans are secured by properties located in Ocean County and Southern Monmouth County. Columbia’s loan volume is primarily derived from the tri-state area around New York City. Columbia conducts business through an administrative and production office in Valhalla, New York and satellite production offices in Islandia, New York; Danbury, Connecticut; and Clifton, New Jersey.

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

The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces increasing competition for deposits from short-term money market funds, other corporate and government securities funds, internet only providers and from other financial service institutions such as brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 2003, the Bank had total loans outstanding of $1.433 billion, of which $1.082 billion or 75.5% of total loans were one- to four-family, residential mortgage loans. The remainder of the portfolio consisted of $178.0 million of commercial real estate, multi-family and land loans, or 12.4% of total loans; $11.3 million of real estate construction loans, or .8% of total loans; $81.5 million of consumer loans, primarily home equity loans and lines of credit, or 5.7% of total loans; and $80.3 million of commercial loans, or 5.6% of total loans. Included in total loans are $33.2 million in loans held for sale at December 31, 2003. At that same date, 46.8% of the Bank’s total loans had adjustable interest rates.

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

	At December 31
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate:
One - to four-family	$1,081,901	75.50%	$1,101,904	77.94%	$1,110,282	82.22%	$993,706	83.93%	$917,481	87.04%
Commercial real estate, multi-family and land	177,969	12.42	146,149	10.34	112,318	8.32	89,663	7.57	57,142	5.42
Construction	11,274.79		11,079.78		9,082.67		7,973.67		7,791.74
Consumer (1)	81,455	5.68	80,218	5.67	67,039	4.96	62,923	5.32	56,040	5.32
Commercial	80,328	5.61	74,545	5.27	51,756	3.83	29,687	2.51	15,569	1.48

Total loans	1,432,927	100.00%	1,413,895	100.00%	1,350,477	100.00%	1,183,952	100.00%	1,054,023	100.00%

Loans in process	(3,829)		(3,531)		(2,458)		(2,927)		(2,790)
Deferred origination costs (fees), net	4,136		2,239		1,048		561		(78)
Unamoritized (discount) premium, net	(5)		(5)		1		19		43
Allowance for loan losses	(10,802)		(10,074)		(10,351)		(9,138)		(8,223)

Total loans, net	1,422,427		1,402,524		1,338,717		1,172,467		1,042,975
Less:
Mortgage loans held for sale	33,207		66,626		37,828		35,588		—

Loans receivable, net	$1,389,220		$1,335,898		$1,300,889		$1,136,879		$1,042,975

Total loans:
Adjustable rate	$670,398	46.79%	$622,348	44.02%	$591,724	43.82%	$485,660	41.02%	$470,238	44.61%
Fixed rate	762,529	53.21	791,547	55.98	758,753	56.18	698,292	58.98	583,785	55.39

	$1,432,927	100.00%	$1,413,895	100.00%	$1,350,477	100.00%	$1,183,952	100.00%	$1,054,023	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2003. There was $33.2 million in loans, held for sale at December 31, 2003. The table does not include principal repayments. Principal repayments, including prepayments on total loans was $519.2 million, $397.0 million and $229.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

	At December 31, 2003
	One-to Four- Family	Commercial real estate, multi-family and land	Construction	Consumer	Commercial	Total Loans Receivable
	(In thousands)
One year or less	$39,418	$18,950	$11,274	$6,933	$45,959	$122,534

After one year:
More than one year to three years	85,582	41,469	—	12,561	25,362	164,974
More than three years to five years	94,903	73,632	—	10,554	934	180,023
More than five years to ten years	247,513	34,770	—	21,838	7,996	312,117
More than ten years to twenty years	325,465	6,270	—	29,569	54	361,358
More than twenty years	289,020	2,878	—	—	23	291,921

Total due after December 31, 2004	1,042,483	159,019	—	74,522	34,369	1,310,393

Total amount due	$1,081,901	$177,969	$11,274	$81,455	$80,328	$1,432,927

Loans in process						(3,829)
Deferred origination costs, net						4,136
Unamortized discount, net						(5)
Allowance for loan losses						(10,802)

Total loans, net						1,422,427
Less: Mortgage loans held for sale						33,207

Loans receivable, net						$1,389,220

The following table sets forth at December 31, 2003, the dollar amount of total loans receivable contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$599,798	$442,685	$1,042,483
Commercial real estate, multi-family and land	90,948	68,071	159,019
Consumer	22,818	51,704	74,522
Commercial	1,230	33,139	34,369

Total loans receivable	$714,794	$595,599	$1,310,393

Origination, Sale, Servicing and Purchase of Loans. The Bank’s residential mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank’s branch offices. The Bank originates both adjustable-rate and fixed-rate loans. The ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage (“ARM”) loans, which is affected by the current and expected future level of interest rates. Columbia, as a mortgage banker, sells virtually all loan production except that the Bank will often purchase adjustable-rate and short-term fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. Columbia retains servicing rights for most of the loans sold. The Bank also periodically sells part of the 30-year, fixed-rate mortgage loans that it originates. See “Loan Servicing.” At December 31, 2003 there were $33.2 million in loans categorized as held for sale.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.

	For the Year December 31,
	2003	2002	2001
	(In thousands)
Total loans:
Beginning balance	$1,413,895	$1,350,477	$1,183,952

Loans originated:
One- to four-family	1,057,337	730,794	682,171
Commercial real estate, multi-family and land	34,650	59,634	36,695
Construction	12,667	13,715	13,361
Consumer	23,697	56,605	37,020
Commercial	30,854	55,235	49,291

Total loans originated	1,159,205	915,983	818,538

Total	2,573,100	2,266,460	2,002,490
Less:
Principal repayments	519,178	397,038	229,637
Sales of loans	620,731	454,910	421,922
Transfer to REO	264	617	454

Total loans	$1,432,927	$1,413,895	$1,350,477

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

At December 31, 2003, the Bank’s total loans outstanding were $1.433 billion, of which $1.082 billion, or 75.5%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent and included in this activity are mortgage loans secured by seasonal second homes. The average size of the Bank’s one- to four-family mortgage loan was approximately $134,000 at December 31, 2003. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years. The Bank’s ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.25% above the index. The Bank also offers three-, five-, and seven -year ARM loans which operate as fixed-rate loans for three, five, or seven years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.25% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer ARM loans which require interest only payments for a fixed term and then convert to a fully amortizing loan until maturity.

The Bank’s fixed-rate mortgage loans currently are made for terms from 10 to 30 years. At December 31, 2003, the Bank had commitments for the origination of fixed-rate one-to-four family mortgage loans totaling $53.8 million. The normal terms for such commitments provide for a maximum of 60 days rate lock upon receipt of a 1.0% refundable deposit charged on the mortgage amount. The Bank may periodically sell part of the 30-year, fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans with maturities of 15 years or less, and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of Real Estate Owned (“REO”), loans to officers, directors or employees of the Bank and “jumbo”, or non-conforming loans (i.e., loans which are not eligible for purchase by FNMA or FHLMC because of loan size or credit underwriting criteria). The Bank may retain all or most of its longer term fixed rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of 30-year fixed-rate mortgage loans may increase the level of interest rate risk carried by the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained (up to 100% for certain

Community Reinvestment Act related programs covered by private mortgage insurance). Generally, independent appraisals are obtained for loans secured by real property, however, as allowed by FIRREA, under certain defined circumstances, a real estate collateral analysis is obtained instead. The average loan to value of the Bank’s one-to-four family mortgage loans was 51% at December 31, 2003. Title insurance is required for all purchase money mortgage loans and for all refinance loans of $250,000 or more. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities, the majority of which are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty-five years with fixed or adjustable rates which are indexed to a margin above the one-, three-, or five-year U.S. Treasury constant maturity yield. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2003 was $170.2 million, or 11.9% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2002 was a performing loan for which the Bank had an outstanding carrying balance of $7.2 million, net of a $5.9 million participation sold, secured by a first lien position on all corporate assets including a first mortgage on commercial real estate primarily used as a health, fitness and sports facility and as a private school. The average size of the Bank’s commercial real estate loans at December 31, 2003 was approximately $560,000.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly selective basis. The Bank’s multi-family loans and land loans at December 31, 2003, totaled $4.6 million and $3.2 million, respectively.

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

Construction Lending. At December 31, 2003, construction loans totaled $11.3 million, or .8%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally .5% to 2.0% above the prime rate (as published in the Wall Street Journal). The Bank’s construction loans increase the interest rate sensitivity of its earning assets. At December 31, 2003, the Bank had 37 residential construction loans, with the largest loan commitment being approximately $1,200,000. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land and the building. Once construction is complete, the loans are converted to permanent amortizing loans with maturities similar to the Bank’s other one- to four-family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans. The Bank also offers consumer loans. At December 31, 2003, the Bank’s consumer loans totaled $81.5 million, or 5.7% of the Bank’s total loan portfolio. Of that amount, home equity loans comprised $25.3 million, or 31.1%; home equity lines of credit comprised $55.4 million, or 68.0%; loans on savings accounts totaled $436,000, or .5%; and automobile, student and overdraft line of credit loans totaled $308,000 or .4%.

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

The Bank also offers a variable rate home equity line of credit which extends a credit line based on the applicant’s income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment, although the Bank will also originate loans with loan-to-value limitations of up to 90%, subject to more restrictive underwriting requirements. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for its home equity lines of credit. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10, 15 or 20 year amortization period. Generally, the adjustable rate of interest charged is the prime rate of interest (as published in the Wall Street Journal) plus up to 1.25%. The loans have an 18% lifetime cap on interest rate adjustments.

Commercial Lending. At December 31, 2003, commercial loans totaled $80.3 million, or 5.6% of the Bank’s total loans outstanding. The Commercial Lending group’s primary function is to service the business communities’ banking and financing needs in the Bank’s primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the

Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

A well-defined credit policy has been approved by the Bank’s Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan out of ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2003 had an outstanding balance of $2.9 million, net of a $4.3 million participation sold, and was secured by a first lien on all corporate assets. The average size of the Bank’s commercial loans at December 31, 2003 was approximately $130,000.

Loan Approval Procedures and Authority. The Board of Directors establishes the loan approval policies of the Bank. The Board of Directors has authorized the approval of loans secured by real estate up to $3.0 million and unsecured loans up to $1.0 million by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees’ signatures are required to approve residential loans over conforming loan limits. Loans secured by real estate in amounts over $3.0 million for new borrowers and $5.0 million for existing borrowers and loans not secured by real estate over $1.0 million require approval by the Loan Committee of the Board of Directors. Loans secured by real estate in excess of $5.0 million for new borrowers and $7.0 million for existing borrowers require approval by the Board of Directors. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2003 amounted to $16.9 million. At December 31, 2003, the Bank’s maximum loan exposure to a single borrower was $8.4 million, which is consistent with the Bank’s conservative lending approach.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 2003, the Bank was servicing $723.3 million of loans for others. For the years ended December 31, 2003, 2002 and 2001, loan servicing loss, net of related amortization and write down of the loan servicing asset, totaled ($2,654,000), ($2,203,000) and ($838,000), respectively. The losses were due to the recognition of impairments to the loan servicing asset for $2,173,000, $2,117,000 and $600,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company evaluates mortgage servicing rights for impairment on a quarterly basis. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected repayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year. In addition, the Chief Risk Officer prepares a quarterly list of all classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

The Bank’s Internal Asset Classification Committee, which is chaired by the Senior Vice President/Chief Risk Officer who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations. At December 31, 2003, the Bank had $8.5 million of assets, including all REO, classified as Substandard, $4,000 of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.” Special Mention assets totaled $3.5 million at December 31, 2003. These loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. At December 31, 2003, the largest loan relationship classified as Substandard was a commercial mortgage to a construction company with an outstanding balance of $1.9 million which is current as to payments, but which is classified due to previously weak financial performance. The loan is secured by business assets and two commercial real estate properties. The largest loan relationship classified as Special Mention was represented by a commercial mortgage to a marina with a total balance of $1.9 million which was also current as to payments, but which is classified due to weakened operating results. The loan is well-secured by real estate and rent assignments.

Non-Accrual Loans and REO

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans and one REO property at December 31, 2003. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $96,000, $87,000, $379,000, $132,000, and $52,000.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accrual loans:
Real estate:
One- to four-family	$1,712	$2,222	$3,661	$2,594	$2,401
Commercial real estate, multi-family and land	242	74	—	—	362
Consumer	90	95	151	147	222
Commercial	118	297	2,368	182	—

Total	2,162	2,688	6,180	2,923	2,985
REO, net(1)	252	141	133	157	292

Total non-performing assets	$2,414	$2,829	$6,313	$3,080	$3,277

Allowance for loan losses as a percent of total loans receivable (2)	.75%	.71%	.77%	.77%	.78%
Allowance for loan losses as a percent of total non-performing loans (3)	499.63	374.78	167.49	312.62	275.48
Non-performing loans as a percent of total loans receivable(2)(3)	.15	.19	.46	.25	.28
Non-performing assets as a percent of total assets(3)	.14	.16	.36	.19	.21

(1)	REO balances are shown net of related loss allowances.

(2)	Total loans includes loans receivable and mortgage loans held for sale, less undisbursed loan funds, deferred loan fees and unamortized premiums and discounts.

(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

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

As of December 31, 2003 and 2002, the Bank’s allowance for loan losses was .75% and .71%, respectively, of total loans. The Bank had non-accrual loans of $2.2 million and $2.7 million at December 31, 2003 and 2002, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for estimated loan losses for the periods set forth in the table.

	At or for the Year Ended
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$10,074	$10,351	$9,138	$8,223	$7,460

Charge-offs:
Real Estate:
One- to four-family	78	149	98	77	114
Commercial real estate, multi-family and land	—	—	—	—	58
Consumer	—	2	—	10	37
Commercial	180	2,368	—	5	32

Total	258	2,519	98	92	241
Recoveries	298	592	61	22	104

Net charge-offs	(40)	1,927	37	70	137

Provision for loan losses	688	1,650	1,250	985	900

Balance at end of year	$10,802	$10,074	$10,351	$9,138	$8,223

Ratio of net charge-offs during the year to average net loans outstanding during the year	.00%	.14%	.00%	.01%	.01%

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2003			2002			2001			2000				1999
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One- to four-family	$1,978	18.31%	75.50%	$2,417	23.99%	77.94%	$2,547	24.60%	82.22%	$2,831	30.98%	83.93%	$2,577	31.34%	87.04%
Commercial real estate, multi- family and land	4,347	40.24	12.42	3,341	33.17	10.34	1,867	18.03	8.32	2,018	22.08	7.57	1,352	16.44	5.42
Construction	81.75		.79	83.82		.78	68.66		.67	38.42		.67	38.46		.74
Consumer	781	7.23	5.68	754	7.48	5.67	625	6.04	4.96	585	6.40	5.32	543	6.60	5.32
Commercial	1,415	13.10	5.61	1,423	14.13	5.27	2,461	23.78	3.83	1,282	14.03	2.51	622	7.57	1.48
Unallocated	2,200	20.37	—	2,056	20.41	—	2,783	26.89	—	2,384	26.09	—	3,091	37.59	—

Total	$10,802	100.00%	$100.00%	$10,074	100.00%	100.00%	$10,351	100.00%	100.00%	$9,138	100.00%	100.00%	$8,223	100.00%	100.00%

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

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank’s policies provide that all investment purchases must be approved by two officers (either the Vice President/Treasurer, Executive Vice President/Chief Financial Officer or the President/Chief Executive Officer) and be ratified by the Board of Directors.

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2003, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including FHLMC, FNMA and GNMA that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and with varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans.

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

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, FNMA and GNMA. At December 31, 2003, mortgage-backed securities totaled $86.9 million, or 5.1% of total assets, including $1.2 million in collateralized mortgage obligations (“CMOs”), all of which were classified as available for sale. CMOs are securities created by segregating or portioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to “carve up” the cash flows from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The Bank invests in U.S. Government agency and government sponsored enterprise CMOs and privately-issued CMOs.

CMOs issued by FHLMC, FNMA, GNMA and private interests amounted to $0, $0, $1,173,000, and $22,000, respectively, at December 31, 2003 and $27,951,000, $16,021,000, $20,275,000 and $13,559,000, respectively, at December 31, 2002. The privately-issued CMOs have generally been underwritten by large investment banking firms with the timely payment of principal and interest on these securities supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all such securities are triple “A” rated by one or more of the internationally-recognized securities rating services. The privately-issued CMOs are subject to certain credit-related risks normally not associated with U.S. Government agency CMOs. Among such risks is the limited loss protection generally provided by the various forms of credit enhancements as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the CMO holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect the Company from losses.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Beginning balance	$138,657	$233,302	$268,042
Mortgage-backed securities purchased	70,581	65,845	49,006
Less: Principal repayments	(118,857)	(156,723)	(89,916)
Amortization of premium	(1,387)	(1,534)	(759)
Change in net unrealized gain (loss) on mortgage-backed securities available for sale	(2,056)	(2,233)	6,929

Ending balance	$86,938	$138,657	$233,302

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2003		2002		2001
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Mortgage-backed securities:
FHLMC	$6,588	$6,673	$14,615	$14,856	$29,650	$30,383
FNMA	72,248	71,868	31,293	31,653	22,646	23,088
GNMA	6,714	7,202	13,432	14,342	23,229	23,649
CMOs	1,193	1,195	77,066	77,806	153,293	156,182

Total mortgage-backed securities	$86,743	$86,938	$136,406	$138,657	$228,818	$233,302

Investment Securities. The following table sets forth certain information regarding the amortized cost and market values of the Bank’s investment securities at the dates indicated.

	At December 31,
	2003		2002		2001
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment securities:
U.S. Government and agency obligations	$1,210	$1,213	$1,200	$1,216	$1,200	$1,198
State and municipal obligations	5,565	5,626	5,562	5,604	5,561	5,313
Corporate debt securities	75,364	67,944	88,439	79,407	75,199	68,253
Equity investments	4,263	5,675	4,449	5,751	3,849	5,253

Total investment securities	$86,402	$80,458	$99,650	$91,978	$85,809	$80,017

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2003. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2003
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Market Value
	(Dollars in thousands)
Investment securities:
U.S. Government and agency obligations	$—	$1,210	$—	$—	$1,210	$1,213
State and municipal obligations (1)	—	—	—	5,565	5,565	5,626
Corporate debt securities (2)	—	—	—	75,364	75,364	67,944

Total investment securities	$—	$1,210	$—	$80,929	$82,139	$74,783

Weighted average yield	—%	1.90%	—%	2.31%	2.30%

Mortgage-backed securities:
FHLMC	$257	$351	$52	$5,928	$6,588	$6,673
FNMA	373	1,011	19	70,845	72,248	71,868
GNMA	29	27	99	6,559	6,714	7,202
CMOs	—	—	23	1,170	1,193	1,195

Total mortgage-backed securities	$659	$1,389	$193	$84,502	$86,743	$86,938

Weighted average yield	6.82%	6.95%	11.61%	3.82%	3.91%

(1)	Tax equivalent yield.

(2)	All of the Bank’s corporate debt securities with maturities over one year carry interest rates which adjust to a spread over Libor on a quarterly basis.

Sources of Funds

General. Deposits, loan and MBS repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of money market accounts, savings accounts, NOW accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 2003, time deposits constituted 35.9% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net (withdrawals) deposits	$(57,107)	$49,521	$(34,646)
Interest credited on deposit accounts	16,476	26,272	39,501

Total (decrease) increase in deposit accounts	$(40,631)	$75,793	$4,855

At December 31, 2003, the Bank had $46.2 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$9,818	1.63%
Over three through six months	9,424	2.99
Over six through 12 months	9,614	3.10
Over 12 months	17,333	3.96

Total	$46,189	3.09

The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.

	At or For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)
Money market deposit accounts	$132,491	11.30%	.90%	$101,817	8.81%	1.38%	$73,966	6.61%	1.86%
Savings accounts	253,937	21.66	.49	218,279	18.88	1.00	178,335	15.93	1.54
NOW accounts	262,542	22.39	.47	254,149	21.99	.99	198,186	17.70	1.60
Non-interest-bearing accounts	102,294	8.73	—	78,294	6.77	—	64,330	5.74	—

Total	751,264	64.08	.49	652,539	56.45	.94	514,817	45.98	1.41

Time deposits:
Six months or less	64,544	5.50	1.05	73,935	6.40	1.58	112,608	10.06	2.86
Over 6 through 12 months	79,922	6.82	1.32	94,321	8.16	2.05	108,507	9.69	3.17
Over 12 through 24 months	76,510	6.53	1.94	114,583	9.91	2.89	139,870	12.49	4.50
Over 24 months	98,071	8.36	4.41	112,435	9.73	5.04	137,360	12.27	5.98
IRA/KEOGH	102,110	8.71	3.29	108,045	9.35	4.18	106,489	9.51	5.04

Total time deposits	421,157	35.92	2.72	503,319	43.55	3.36	604,834	54.02	4.39

Total average deposits	$1,172,421	100.00%	1.24%	$1,155,858	100.00%	1.92%	$1,119,651	100.00%	2.88%

Borrowings. From time to time the Bank has obtained term advances from the Federal Home Loan Bank of New York (“FHLB-NY”) as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $50 million which expires November 25, 2004. The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $50 million which also expires on November 25, 2004. When utilized, both lines carry a floating interest rate of 10 basis points over the current federal funds rate and are secured by the Bank’s mortgage loans, mortgage-backed securities, U.S. Government and agency securities and FHLB-NY stock. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2003, the Bank had $24.4 million in outstanding borrowings against the FHLB-NY lines of credit and $290.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency, corporates and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are not under the Bank’s control. At December 31, 2003, the Bank had borrowed $106.7 million through securities sold under agreements to repurchase. (See note 9 to the consolidated financial statements in the 2003 Annual Report to Stockholders.)

Subsidiary Activities

The Bank owns three subsidiaries – Columbia Equities, Ltd., OceanFirst Services, LLC and OceanFirst REIT Holdings, Inc.

Columbia Equities, Ltd. was acquired by the Bank on August 18, 2000 and operates as a mortgage banking subsidiary based in Westchester County, New York. Columbia originates, sells and services a full product line of residential mortgage loans primarily in New York, New Jersey and Connecticut. Loans are originated through six retail branches and to a lesser extent, a web site and a network of independent mortgage brokers. Columbia sells virtually all loan production into the secondary market or, to a lesser extent, the Bank. Presently, servicing rights are retained in connection with most loan sales.

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

Personnel

As of December 31, 2003, the Bank had 403 full-time employees and 85 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of Federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, Federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS which has the authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The following table presents the Bank’s capital position at December 31, 2003. The Bank met each of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$114,967	$25,832	$89,135	6.68%	1.50%
Core (Leverage)	114,967	51,665	63,302	6.68	3.00
Risk-based	125,715	88,652	37,063	11.34	8.00

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. During 2003, FICO payments for SAIF members approximated 1.64 basis points.

The Bank’s assessment rate for fiscal 2003 was zero basis points and the total assessments paid for this period (including the FICO assessment) was $185,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2003, the Bank’s limit on loans to one borrower was $16.9 million, and the Bank’s largest aggregate outstanding balance of loans to one borrower was $8.4 million, which is consistent with the Bank’s conservative lending approach.

QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period. Additionally, education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, the Bank maintained in excess of 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2003 totaled $298,000.

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

The Sarbanes-Oxley Act of 2002, generally prohibits loans by the Company to its executive officers and directors. However, the Act contains a specific exemption for loans from the Bank to its executive officers and directors in compliance with Federal banking laws. Under such law, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment, except for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to the institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2003 of $19.2 million.

The FHLBs are required to provide funds for the previous resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLB imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLB funding obligations for insolvent thrifts, revised the capital structure of the FHLB and implemented entirely voluntary membership for FHLB. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2003 taxable year, the Bank is subject to a maximum Federal income tax rate of 35.0%.

Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, savings institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the “Code”) were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the “PTI Method”) or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

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

A savings institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

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

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration(2)	Net Book Value of Property or Leasehold Improvements at December 31, 2003
				(Dollars in thousands)

Administrative Office:

975 Hooper Avenue
Toms River, New Jersey 08754	Owned	1995	—	$8,720

Branch Offices:

Adamston:	Leased	1999	07/31/09	174
385 Adamston Road
Brick, New Jersey 08723

Berkeley:	Leased	1984	11/30/04	87
Holiday City Plaza
730 Jamaica Boulevard
Toms River, New Jersey 08757

Brick:	Owned	1960	—	1,029
321 Chambers Bridge Road
Brick, New Jersey 08723

Concordia:	Leased	1985	07/31/05	37
1 Concordia Shopping Mall
Box 3
Cranbury, New Jersey 08512

Route 37 West:	Leased	2001	10/31/05	1,295
55 Bananier Drive
Toms River, New Jersey 08755

Jackson:	Leased	2002	05/01/07	1,017
260 North County Line Road
Jackson, New Jersey 08527

Lacey:	Leased	1997	01/31/18	207
900 Lacey Road
Forked River, New Jersey 08731

Lake Ridge:	Leased	1998	01/31/18	33
147 Route 70, Suite 1
Toms River, New Jersey 08755

Manahawkin
205 Route 72 West	Leased	2001	10/31/11	857
Manahawkin, NJ 08050

Pavilion:	Leased	1989	09/30/18	318
70 Brick Boulevard
Brick, New Jersey 08723

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration(2)	Net Book Value of Property or Leasehold Improvements at December 31, 2003
				(Dollars in thousands)

Point Pleasant Beach:	Owned	1937	—	48
701 Arnold Avenue
Point Pleasant, New Jersey 08742

Point Pleasant Boro:	Owned	1971	—	674
2400 Bridge Avenue
Point Pleasant, New Jersey 08742

Route 88:	Leased	2000	03/31/07	679
3100 Route 88
Point Pleasant, New Jersey 08742

Spring Lake Heights:	Leased	1999	10/31/09	69
2401 Route 71
Spring Lake Heights, New Jersey 07762

Wall Township:	Leased	1999	02/28/10	292
2445 Route 34
Manasquan, New Jersey 08736

Whiting:	Leased	1983	10/31/04	41
Whiting Shopping Center
P. O. Box 20
Whiting, New Jersey 08759

Other Properties (1):	Owned	1986	—	386
730 Brick Boulevard
Brick, New Jersey 08723

Columbia Equities, Ltd.:

400 Columbus Avenue	Leased	2001	07/01/07	346
Valhalla, New York 10595

2950 S. Expressway, Suite 234	Leased	2002	03/31/09	84
Islandia, New York 11749

(1)	The property was formerly utilized by the Bank, was subsequently subleased and is now vacant.

(2)	The Company may also hold options to renew leases for additional terms upon expiration of the current lease.

Item 3.	Legal Proceedings

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

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Shareholder Information” on the Inside Back Cover in the Registrant’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.	Selected Financial Data

The above-captioned information appears under “Selected Consolidated Financial and Other Data of the Company” in the Registrant’s 2003 Annual Report to Stockholders on pages 9 and 10 is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2003 Annual Report to Stockholders on pages 11 through 22 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The above captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk” in the Registrant’s 2003 Annual Report to Stockholders on pages 12 through 14 and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant’s 2003 Annual Report to Stockholders on pages 23 through 39 and are incorporated herein by reference.

Item 9.	Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

In accordance with General Instruction G(3), the information relating to directors and executive officers of the Registrant required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2004, to be filed pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

Item 11.	Executive Compensation

In accordance with General Instruction G(3), the information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2004, to be filed pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

In accordance with General Instruction G(3), the information relating to security ownership of certain beneficial owners and management and related shareholders required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2004, to be filed pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

Information regarding the Company’s equity compensation plans existing as of December 31, 2003 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,291,337	$13.71	817,911
Equity compensation plans not approved by security holders	—	—	—
Total	2,291,337	$13.71	817,911

Item 13.	Certain Relationships and Related Transactions

In accordance with General Instruction G(3), the information relating to certain relationships and related transactions required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2004, to be filed pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

PART IV

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accountant fees and expenses is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on April 22, 2004, which will be filed within 120 days after the fiscal year covered by this report.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2003 Annual Report to Stockholders.

PAGE
Independent Auditors’ Report	39

Consolidated Statements of Financial Condition at December 31, 2003 and 2002	23

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	24

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	25

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	26

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001	27-38

The remaining information appearing in the 2003 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(a)	The following exhibits are filed as part of this report.

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Equities, Ltd.) and Columbia Equities, Ltd. and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)

3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)

3.2	Bylaws of OceanFirst Financial Corp. (6)

3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)

4.0	Stock Certificate of OceanFirst Financial Corp.(1)

10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)

10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)

10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)

10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)

10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)

10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)

10.7	OceanFirst Bank Performance Achievement Awards Program (1)

10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)

10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (1)

10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (1)

10.11	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly and Robert M. Pardes (1)

10.12	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly and Robert M. Pardes (1)

10.13	2000 Stock Option Plan (5)

10.14	Form of Employment Agreement between Columbia Equities, Ltd. and Robert M. Pardes (6).

10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)

13.0	Portions of 2003 Annual Report to Stockholders (filed herewith)

21.0	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries”

23.0	Consent of KPMG LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

99.1	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (filed herewith)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.

(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.

(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.

(4)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.

(5)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.

(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.

(7)	Incorporated herein by reference from the Form 14-A Definitive Proxy Statement filed on March 21, 2003.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 24, 2003 which included the press release, dated October 23, 2003, announcing the Company’s financial results for the quarter ended September 30, 2003.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.

By:	/s/ John R. Garbarino

John R. Garbarino Chairman of the Board, President and Chief Executive Officer and Director

Date:	March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino John R. Garbarino Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 10, 2004

/s/ Michael J. Fitzpatrick Michael J. Fitzpatrick Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	March 10, 2004

/s/ Thomas F. Curtin Thomas F. Curtin Director	March 10, 2004

/s/ Carl Feltz, Jr. Carl Feltz, Jr. Director	March 10, 2004

/s/ John W. Chadwick John W. Chadwick Director	March 10, 2004

/s/ Donald E. McLaughlin Donald E. McLaughlin Director	March 10, 2004

/s/ Diane F. Rhine Diane F. Rhine Director	March 10, 2004

/s/ Frederick E. Schlosser Frederick E. Schlosser Director	March 10, 2004

/s/ James T. Snyder James T. Snyder Director	March 10, 2004

/s/ John E. Walsh John E. Walsh Director	March 10, 2004