Form 10-Q
period 2004-03-31
OCEANFIRST FINANCIAL CORP
filed 2004-05-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES ☒ NO ☐.

As of May 4, 2004, there were 13,343,314 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
		(Unaudited)
ASSETS
Cash and due from banks	$33,272	$36,172
Investment securities available for sale	83,279	80,458
Federal Home Loan Bank of New York stock, at cost	22,025	19,220
Mortgage-backed securities available for sale	130,451	86,938
Loans receivable, net	1,380,339	1,389,220
Mortgage loans held for sale	46,960	33,207
Interest and dividends receivable	5,956	5,477
Real estate owned, net	—	252
Premises and equipment, net	16,346	16,473
Servicing asset	7,486	7,473
Bank Owned Life Insurance	34,278	33,948
Other assets	7,354	8,571

Total assets	$1,767,746	$1,717,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,135,296	$1,144,205
Securities sold under agreements to repurchase with retail customers	41,949	36,723
Securities sold under agreements to repurchase with the Federal Home Loan Bank	90,000	70,000
Federal Home Loan Bank advances	350,500	314,400
Advances by borrowers for taxes and insurance	6,655	6,152
Other liabilities	5,738	11,267

Total liabilities	1,630,138	1,582,747

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 13,362,419 and 13,350,999 shares outstanding at March 31, 2004 and December 31, 2003, respectively	272	272
Additional paid-in capital	191,537	189,615
Retained earnings	151,714	150,804
Accumulated other comprehensive loss	(734)	(3,400)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(9,595)	(9,911)
Treasury stock, 13,814,953 and 13,826,373 shares at March 31, 2004 and December 31, 2003, respectively	(195,586)	(192,718)

Total stockholders’ equity	137,608	134,662

Total liabilities and stockholders’ equity	$1,767,746	$1,717,409

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months March 31,
	2004	2003
	(Unaudited)
Interest income:
Loans	$20,189	$22,746
Mortgage-backed securities	855	1,436
Investment securities and other	986	1,246

Total interest income	22,030	25,428

Interest expense:
Deposits	3,486	5,233
Borrowed funds	4,784	4,808

Total interest expense	8,270	10,041

Net interest income	13,760	15,387
Provision for loan losses	50	375

Net interest income after provision for loan losses	13,710	15,012

Other income:
Loan servicing income (loss)	63	(1,190)
Fees and service charges	1,936	1,824
Net gain on sales of loans and securities available for sale	2,331	2,505
Net income from other real estate operations	3	110
Other	336	431

Total other income	4,669	3,680

Operating expenses:
Compensation and employee benefits	6,689	5,093
Occupancy	874	937
Equipment	545	591
Marketing	203	421
Federal deposit insurance	120	93
Data processing	735	715
General and administrative	2,266	2,766

Total operating expenses	11,432	10,616

Income before provision for income taxes	6,947	8,076
Provision for income taxes	2,469	2,827

Net income	$4,478	$5,249

Basic earnings per share	$0.37	$0.42

Diluted earnings per share	$0.35	$0.40

Average basic shares outstanding	12,165	12,442

Average diluted shares outstanding	12,848	13,210

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2002	$272	$184,934	$142,224	$(3,201)	$(11,248)	$(177,676)	$135,305

Comprehensive income:
Net income	—	—	5,249	—	—	—	5,249
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $796)	—	—	—	(1,228)	—	—	(1,228)

Total comprehensive income							4,021

Tax benefit of stock plans	—	1,279	—	—	—	—	1,279
Purchase 310,880 shares of common stock	—	—	—	—	—	(6,751)	(6,751)
Allocation of ESOP stock	—	—	—	—	335	—	335
ESOP adjustment	—	527	—	—	—	—	527
Cash dividend - $.20 per share	—	—	(2,247)	—	—	—	(2,247)
Exercise of stock options	—	—	(1,159)	—	—	4,062	2,903

Balance at March 31, 2003	$272	$186,740	$144,067	$(4,429)	$(10,913)	$(180,365)	$135,372

Balance at December 31, 2003	$272	$189,615	$150,804	$(3,400)	$(9,911)	$(192,718)	$134,662

Comprehensive income:
Net income	—	—	4,478	—	—	—	4,478
Other comprehensive income:
Unrealized gain on securities (net of tax expense $1,728)	—	—	—	2,666	—	—	2,666

Total comprehensive income							7,144

Tax benefit of stock plans	—	1,291	—	—	—	—	1,291
Purchase 249,522 shares of common stock	—	—	—	—	—	(6,256)	(6,256)
Allocation of ESOP stock	—	—	—	—	316	—	316
ESOP adjustment	—	631	—	—	—	—	631
Cash dividend - $.20 per share	—	—	(2,441)	—	—	—	(2,441)
Exercise of stock options	—	—	(1,127)	—	—	3,388	2,261

Balance at March 31, 2004	$272	$191,537	$151,714	$(734)	$(9,595)	$(195,586)	$137,608

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$4,478	$5,249

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	513	553
Amortization of ESOP	316	335
ESOP adjustment	631	527
Tax benefit of stock plans	1,291	1,279
Amortization and impairment of servicing asset	486	1,772
Amortization of intangible assets	26	26
Net premium amortization in excess of discount accretion on securities	229	224
Net premium (accretion) of deferred fees and discounts on loans	123	(268)
Provision for loan losses	50	375
Net gain on sales of real estate owned	(5)	(114)
Net gain on sales of loans and securities	(2,331)	(2,505)
Proceeds from sales of mortgage loans held for sale	91,651	149,411
Mortgage loans originated for sale	(103,572)	(139,007)
Increase in value of Bank Owned Life Insurance	(330)	(420)
Increase in interest and dividends receivable	(479)	(194)
Increase in other assets	(1,942)	(1,981)
Decrease in other liabilities	(4,238)	(4,217)

Total adjustments	(17,581)	5,796

Net cash (used in) provided by operating activities	(13,103)	11,045

Cash flows from investing activities:
Net decrease (increase) in loans receivable	8,708	(905)
Proceeds from sale of investment securities available for sale	—	1,273
Purchase of investment securities available for sale	(802)	(1,332)
Purchase of mortgage-backed securities available for sale	(51,337)	(50,392)
Proceeds from maturities of investment securities available for sale	1,755	13,171
Principal payments on mortgage-backed securities available for sale	8,329	45,538
Increase in Federal Home Loan Bank of New York stock	(2,805)	(1,150)
Proceeds from sales of real estate owned	257	255
Purchases of premises and equipment	(386)	(165)

Net cash (used in) provided by investing activities	(36,281)	6,293

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2004	2003
	(Unaudited)
Cash flows from financing activities:
Decrease in deposits	$(8,909)	$(32,954)
Increase in short-term borrowings	4,326	18,786
Proceeds from securities sold under agreements to repurchase with the Federal Home Loan Bank	20,000	—
Proceeds from Federal Home Loan Bank advances	40,000	20,000
Repayments of Federal Home Loan Bank advances	(3,000)	—
Increase in advances by borrowers for taxes and insurance	503	837
Exercise of stock options	2,261	2,903
Dividends paid	(2,441)	(2,247)
Purchase of treasury stock	(6,256)	(6,751)

Net cash provided by financing activities	46,484	574

Net (decrease) increase in cash and due from banks	(2,900)	17,912
Cash and due from banks at beginning of period	36,172	17,192

Cash and due from banks at end of period	$33,272	$35,104

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,289	$9,979
Income taxes	6,939	7,654
Noncash investing activities:
Mortgage loans securitized into mortgage-backed securities	—	28,520

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Equities, Ltd., OceanFirst REIT Holdings, Inc. and OceanFirst Services, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board No. 25 and accordingly has recognized no compensation expense under this method. Statement of Financial Accounting Standard No. 123, “Accounting for Stock-based Compensation” as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure”, permits the use of the intrinsic value method; however, the amended statement requires the Company to disclose the pro forma net income and earnings per share as if the stock-based compensation had been accounted for using the fair value method. Had the compensation costs for the Company’s stock option plan been determined based on the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net income – as reported	$4,478	$5,249
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(119)	(93)

Net income – pro forma	$4,359	$5,156

Basic earnings per share:
As reported	$.37	$.42

Pro forma	$.36	$.41

Diluted earnings per share:
As reported	$.35	$.40

Pro forma	$.34	$.39

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Weighted average shares issued net of Treasury shares	13,357	13,801
Less: Unallocated ESOP shares	(1,156)	(1,314)
Unallocated incentive award shares	(36)	(45)

Average basic shares outstanding	12,165	12,442
Add: Effect of dilutive securities:
Stock options	655	732
Incentive awards	28	36

Average diluted shares outstanding	12,848	13,210

Comprehensive Income

For the three month periods ended March 31, 2004 and 2003, total comprehensive income, representing net income plus or minus items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to $7,144,000 and $4,021,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Real estate:
One- to four-family	$1,073,855	$1,081,902
Commercial real estate, multi-family and land	210,655	205,066
Construction	13,637	11,274
Consumer	85,306	81,455
Commercial	54,575	53,230

Total loans	1,438,028	1,432,927
Loans in process	(3,586)	(3,829)
Deferred origination costs, net	3,762	4,136
Unearned discount	(4)	(5)
Allowance for loan losses	(10,901)	(10,802)

Total loans, net	1,427,299	1,422,427
Less: mortgage loans held for sale	46,960	33,207

Loans receivable, net	$1,380,339	$1,389,220

Note 3. Deposits

The major types of deposits at March 31, 2004 and December 31, 2003 were as follows (in thousands):

Type of Account	March 31, 2004	December 31, 2003
Non-interest bearing	$104,308	$108,668
NOW	248,852	249,254
Money market deposit	137,579	138,812
Savings	267,805	259,629
Time deposits	376,752	387,842

	$1,135,296	$1,144,205

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2004, and 2003. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	OceanFirst Financial Corp. ANALYSIS OF NET INTEREST INCOME FOR THE QUARTERS ENDED MARCH 31,
	2004			2003
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$9,181	$23	1.00%	$13,876	$40	1.15%
Investment securities (1)	85,578	890	4.16	94,993	951	4.00
FHLB stock	20,683	73	1.41	19,110	255	5.34
Mortgage-backed securities (1)	99,137	855	3.45	122,137	1,436	4.70
Loans receivable, net (2)	1,425,002	20,189	5.67	1,402,070	22,746	6.49

Total interest-earning assets	1,639,581	22,030	5.37	1,652,186	25,428	6.16

Non-interest earning assets	93,758			80,621

Total assets	$1,733,339			$1,732,807

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$654,522	933.57		$630,277	1,570	1.00
Time deposits	381,993	2,553	2.67	459,912	3,663	3.19

Total	1,036,515	3,486	1.35	1,090,189	5,233	1.92
Borrowed funds	444,977	4,784	4.30	400,729	4,808	4.80

Total interest-bearing liabilities	1,481,492	8,270	2.23	1,490,918	10,041	2.69

Non-interest-bearing deposits	103,991			88,147
Non-interest bearing liabilities	14,483			19,208

Total liabilities	1,599,966			1,598,273
Stockholders’ equity	133,373			134,534

Total liabilities and stockholders’ equity	$1,733,339			$1,732,807

Net interest income		$13,760			$15,387

Net interest rate spread (3)			3.14%			3.47%

Net interest margin (4)			3.36%			3.73%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets at March 31, 2004 were $1.768 billion, an increase of $50.3 million, compared to $1.717 billion at December 31, 2003.

Loans receivable, net decreased by $8.9 million to a balance of $1.380 billion at March 31, 2004, compared to a balance of $1.389 billion at December 31, 2003. Commercial and commercial real estate loans outstanding increased $6.9 million, while one- to four-family mortgage loans declined due to sale activity.

Deposit balances decreased $8.9 million to $1.135 billion at March 31, 2004 from $1.144 billion at December 31, 2003. Core deposits (all deposits except certificates), a key emphasis for the Company, increased by $2.2 million, as time deposits declined.

Total Federal Home Loan Bank borrowings, consisting of securities sold under agreements to repurchase and advances, increased $56.1 million to $440.5 million at March 31, 2004, compared to a balance of $384.4 million at December 31, 2003. These wholesale borrowings were used to fund balance sheet leverage as the funds were invested in mortgage-backed securities available for sale.

Stockholders’ equity at March 31, 2004 increased to $137.6 million, compared to $134.7 million at December 31, 2003. The Company repurchased 249,522 shares of common stock during the three months ended March 31, 2004 at a total cost of $6.3 million. Under the 10% repurchase program authorized by the Board of Directors in October 2003, 1,174,872 shares remain to be purchased as of March 31, 2004. The cost of the share repurchases was offset by net income, the proceeds from stock option exercises and the related tax benefit and a decrease in accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

General

Net income decreased to $4.5 million for the three months ended March 31, 2004, as compared to net income of $5.2 million for the three months ended March 31, 2003. Diluted earnings per share decreased to $.35 for the three months ended March 31, 2004, as compared to $.40 for the same prior year period. Earnings per share was favorably affected by the Company’s repurchase program, which reduced the average diluted shares outstanding.

Interest Income

Interest income for the three months ended March 31, 2004 was $22.0 million, compared to $25.4 million for the three months ended March 31, 2003. The decrease in interest income was due to a decline in the yield on interest-earning assets to 5.37% for the three months ended March 31, 2004, as compared to 6.16% for the same prior year period. The generally low interest rate environment over the past year and resultant high prepayment levels caused a significant decrease in the rate earned on mortgage-related assets. Additionally, the yield on the Company’s Federal Home Loan Bank of New York stock declined to 1.41% for the quarter ended March 31, 2004 as compared to 5.34% for the same prior year quarter.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $8.3 million, compared to $10.0 million for the three months ended March 31, 2003. The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 2.23% for the three months ended March 31, 2004, as compared to 2.69% in the same prior year period. Funding costs decreased due to the lower interest rate environment and also due to the Company’s focus on lower-costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 66.5% of average deposits for the three months ended March 31, 2004, as compared to 61.0% for the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2004, the Company’s provision for loan losses was $50,000 as compared to $375,000 for the same prior year period. The decrease was due to a decrease in loans receivable from December 31, 2003 to March 31, 2004 and the recognition of a net recovery of $49,000 through the allowance for loan losses for the three months ended March 31, 2004. Although non-performing loans increased $1.3 million at March 31, 2004 from December 31, 2003, these loans were previously criticized at December 31, 2003 and included in the calculation of the allowance for loan losses

Other Income

Other income was $4.7 million for the three months ended March 31, 2004, compared to $3.7 million for the same prior year period. For the three months ended March 31, 2004, the Company recorded a gain of $2.3 million on the sale of loans and securities available for sale, as compared to a gain of $2.5 million in the same prior year period. For the three months ended March 31, 2003 the gain on sale of loans and securities available for sale includes a gain of $323,000 on the sale of equity securities.

Loan servicing income increased by $1.3 million for the three months ended March 31, 2004 as compared to the same prior year period due to the prior period recognition of an impairment to the loan servicing asset for $1.0 million.

Operating Expenses

Operating expenses were $11.4 million for the three months ended March 31, 2004, as compared to $10.6 million in the same prior year period. The increase was principally due to the significant reduction in mortgage loan closings as refinance activity declined from year ago levels. Higher loan closings increase certain deferred loan expenses which is reflected as a reduction to compensation expense.

Provision for Income Taxes

Income tax expense was $2.5 million for the three months ended March 31, 2004, as compared to $2.8 million for the same prior year period. The effective tax rate increased to 35.5% for the three months ended March 31, 2004 as compared to 35.0% for the same prior year period. The Company’s higher average stock price in 2004 as compared to 2003 increased that portion of the Company’s ESOP expense which is not deductible for tax purposes.

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

At March 31, 2004, the Company had outstanding overnight borrowings from the FHLB of $23.5 million, a decrease from $24.4 million at December 31, 2003. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $440.5 million at March 31, 2004, an increase from $384.4 million at December 31, 2003. The increase in borrowings was used to fund a wholesale leverage strategy designed to improve returns on invested capital.

The Company’s cash needs for the three months ended March 31, 2004, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities, the funding of deposit outflows and the purchase of treasury stock. For the three months ended March 31, 2003, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities, the funding of deposit outflows and the purchase of treasury stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans. At March 31, 2004, outstanding commitments to originate loans totaled $129.7 million; outstanding unused lines of credit totaled $118.1 million; and outstanding commitments to sell loans totaled $36.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of $116.5 million, or 6.6%, of total adjusted assets, which is above the required level of $26.5 million or 1.5%; core capital of $116.5 million or 6.6% of total adjusted assets, which is above the required level of $53.0 million, or 3.0%; and risk-based capital of $127.2 million, or 11.2% of risk-weighted assets, which is above the required level of $90.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-accrual loans and Real Estate Owned (REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31, 2004	December 31, 2003
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to four-family	$1,882	$1,712
Commercial real estate, multi-family and land	1,130	242
Consumer	91	90
Commercial	325	118

Total non-performing loans	3,428	2,162
REO, net	—	252

Total non-performing assets	$3,428	$2,414

Allowance for loan losses as a percent of total loans receivable	.76%	.75%
Allowance for loan losses as percent of total non-performing loans	318.00	499.63
Non-performing loans as a percent of total loans receivable	.24	.15
Non-performing assets as a percent of total assets	.19	.14

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake- and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, BUSINESS of the Company’s 2003 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2004 the Company’s one-year gap was positive 2.55% as compared to positive 2.66% at December 31, 2003.

At March 31, 2004 (dollars in thousands)	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$14,192	$—	$—	$—	$—	$14,192
Investment securities	75,386	—	1,209	4,172	4,703	85,470
FHLB stock	—	—	—	—	22,025	22,025
Mortgage-backed securities	7,623	33,729	28,991	57,947	1,211	129,501
Loans receivable (2)	245,291	235,193	440,800	310,998	202,160	1,434,442

Total interest-earning assets	342,492	268,922	471,000	373,117	230,099	1,685,630

Interest-bearing liabilities:
Money market deposit accounts	7,097	19,169	38,446	72,867	—	137,579
Savings accounts	13,815	37,314	74,838	141,838	—	267,805
NOW accounts	12,830	34,654	69,503	131,865	—	248,852
Time deposits	94,253	170,909	66,946	28,366	16,278	376,752
FHLB advances	46,500	79,000	97,000	88,000	40,000	350,500
Securities sold under agreements to repurchase	47,949	5,000	44,000	35,000	—	131,949

Total interest-bearing liabilities	222,444	346,046	390,733	497,936	56,278	1,513,437

Interest sensitivity gap (3)	$120,048	$(77,124)	$80,267	$(124,819)	$173,821	$172,193

Cumulative interest sensitivity gap	$120,048	$42,924	$123,191	$(1,628)	$172,193	$172,193

Cumulative interest sensitivity gap as a percent of total interest-earning assets	7.12%	2.55%	7.31%	-0.10%	10.22%	10.22%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.

(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2004 and December 31, 2003. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2003.

	March 31, 2004					December 31, 2003
	Net Portfolio Value		NPV Ratio	Net Interest Income		Net Portfolio Value		NPV Ratio	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change		Amount	% Change	Amount	% Change		Amount	% Change
(dollars in thousands)
200	$166,341	(8.5)%	9.7%	$55,867	0.0%	$155,632	(11.4)%	9.4%	$55,414	0.2%
100	180,218	(0.8)	10.2	56,173	0.5	171,554	(2.3)	10.1	55,681	0.7
Static	181,696	—	10.1	55,882	—	175,576	—	10.1	55,286	—
(100)	171,081	(5.8)	9.4	53,691	(3.9)	169,366	(3.5)	9.6	53,122	(3.9)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2004 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 through January 31, 2004	-0-	-0-	-0-	1,424,394
February 1, 2004 through February 29, 2004	127,253	$25.26	127,253	1,297,141
March 1, 2004 through March 31, 2004	122,269	$24.87	122,269	1,174,872

On October 22, 2003 the Company announced its intention to repurchase up to 1,341,818 shares, or 10%, of its outstanding common stock. In February 2004, 82,576 of the shares noted in the table were used to complete a repurchase plan announced in August 2002.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 22, 2004. The following directors were elected for terms of three years: Donald E. McLaughlin, James T. Snyder and John E. Walsh. The following proposals were voted on by the stockholders:

Proposal	For	Against	Withheld/Abstain	Broker Non- Votes
1) Election of Directors

Donald E. McLaughlin James T. Snyder John E. Walsh	12,344,644 12,283,766 12,342,417	— — —	73,846 134,724 76,073	— — —

2) Ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2004	12,336,489	71,413	10,583	5

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits:

3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

3.2	Bylaws of OceanFirst Financial Corp.**

4.0	Stock Certificate of OceanFirst Financial Corp.*

10.16	Form of Employment Agreement between OceanFirst Bank and Robert M. Pardes

10.17	Form of Employment Agreement between OceanFirst Financial Corp. and Robert M. Pardes

10.18	Form of Change in Control Agreement between OceanFirst Bank and Joseph R. Iantosca.

10.19	Form of Change in Control Agreement between OceanFirst Financial Corp. and Joseph R. Iantosca.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

b) Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 23, 2004 which included the press release, dated January 22, 2004, announcing the Company’s financial results for the quarter ended December 31, 2003.

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

OceanFirst Financial Corp. Registrant

DATE: May 10, 2004	/s/ John R. Garbarino

John R. Garbarino Chairman of the Board, President and Chief Executive Officer

DATE: May 10, 2004	/s/ Michael Fitzpatrick

Michael Fitzpatrick Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

10.16	Form of Employment Agreement between OceanFirst Bank and Robert M. Pardes	19

10.17	Form of Employment Agreement between OceanFirst Financial Corp. and Robert M. Pardes	29

10.18	Form of Change in Control Agreement between OceanFirst Bank and Joseph R. Iantosca	38

10.19	Form of Change in Control Agreement between OceanFirst Financial Corp. and Joseph R. Iantosca	45

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	52

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	53

32.0	Section 1350 Certifications	54