Form 10-Q
period 2004-06-30
OCEANFIRST FINANCIAL CORP
filed 2004-08-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, there were 13,258,606 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$48,809	$36,172
Investment securities available for sale	83,906	80,458
Federal Home Loan Bank of New York stock, at cost	23,760	19,220
Mortgage-backed securities available for sale	145,225	86,938
Loans receivable, net	1,423,250	1,389,220
Mortgage loans held for sale	58,948	33,207
Interest and dividends receivable	6,234	5,477
Real estate owned, net	—	252
Premises and equipment, net	16,186	16,473
Servicing asset	7,792	7,473
Bank Owned Life Insurance	34,593	33,948
Other assets	8,643	8,571

Total assets	$1,857,346	$1,717,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,187,663	$1,144,205
Securities sold under agreements to repurchase with retail customers	41,169	36,723
Securities sold under agreements to repurchase with the Federal Home Loan Bank	114,000	70,000
Federal Home Loan Bank advances	361,200	314,400
Advances by borrowers for taxes and insurance	6,944	6,152
Other liabilities	10,882	11,267

Total liabilities	1,721,858	1,582,747

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 13,244,214 and 13,350,999 shares outstanding at June 30, 2004 and December 31, 2003, respectively	272	272
Additional paid-in capital	192,161	189,615
Retained earnings	153,250	150,804
Accumulated other comprehensive loss	(2,464)	(3,400)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(9,281)	(9,911)
Treasury stock, 13,933,158 and 13,826,373 shares at June 30, 2004, and December 31, 2003, respectively	(198,450)	(192,718)

Total stockholders’ equity	135,488	134,662

Total liabilities and stockholders’ equity	$1,857,346	$1,717,409

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest income:
Loans	$20,405	$22,153	$40,593	$44,899
Mortgage-backed securities	1,194	1,386	2,050	2,822
Investment securities and other	546	774	1,532	2,021

Total interest income	22,145	24,313	44,175	49,742

Interest expense:
Deposits	3,490	4,438	6,976	9,672
Borrowed funds	5,147	4,974	9,931	9,782

Total interest expense	8,637	9,412	16,907	19,454

Net interest income	13,508	14,901	27,268	30,288

Provision for loan losses	50	250	100	625

Net interest income after provision for loan losses	13,458	14,651	27,168	29,663

Other income:
Loan servicing income (loss)	83	(1,497)	145	(2,688)
Fees and service charges	2,084	2,041	4,020	3,866
Net gain on sales of loans and securities available for sale	2,028	2,898	4,359	5,402
Net income (loss) from other real estate operations	(3)	(2)	—	109
Other	321	387	658	818

Total other income	4,513	3,827	9,182	7,507

Operating expenses:
Compensation and employee benefits	6,494	5,028	13,183	10,120
Occupancy	919	875	1,793	1,811
Equipment	540	585	1,084	1,176
Marketing	442	548	645	969
Federal deposit insurance	120	140	240	233
Data processing	735	817	1,470	1,532
General and administrative	2,428	2,822	4,694	5,589

Total operating expenses	11,678	10,815	23,109	21,430

Income before provision for income taxes	6,293	7,663	13,241	15,740
Provision for income taxes	2,272	2,716	4,741	5,544

Net income	$4,021	$4,947	$8,500	$10,196

Basic earnings per share	$0.33	$0.40	$0.70	$0.82

Diluted earnings per share	$0.32	$0.38	$0.67	$0.78

Average basic shares outstanding	12,158	12,420	12,161	12,431

Average diluted shares outstanding	12,656	13,075	12,716	13,080

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2002	$272	$184,934	$142,224	$(3,201)	$(11,248)	$(177,676)	$135,305

Comprehensive income:
Net income	—	—	10,196	—	—	—	10,196
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $640)	—	—	—	(941)	—	—	(941)

Total comprehensive income							9,255

Tax benefit of stock plans	—	1,280	—	—	—	—	1,280
Purchase 510,152 shares of common stock	—	—	—	—	—	(11,368)	(11,368)
Allocation of ESOP stock	—	—	—	—	669	—	669
ESOP adjustment	—	1,094	—	—	—	—	1,094
Cash dividend - $.38 per share	—	—	(4,736)	—	—	—	(4,736)
Exercise of stock options	—	—	(1,254)	—	—	4,544	3,290

Balance at June 30, 2003	$272	$187,308	$146,430	$(4,142)	$(10,579)	$(184,500)	$134,789

Balance at December 31, 2003	$272	$189,615	$150,804	$(3,400)	$(9,911)	$(192,718)	$134,662

Comprehensive income:
Net income	—	—	8,500	—	—	—	8,500
Other comprehensive income:
Unrealized gain on securities (net of tax expense $645)	—	—	—	936	—	—	936

Total comprehensive income							9,436

Tax benefit of stock plans	—	1,373	—	—	—	—	1,373
Purchase 392,254 shares of common stock	—	—	—	—	—	(9,485)	(9,485)
Allocation of ESOP stock	—	—	—	—	630	—	630
ESOP adjustment	—	1,173	—	—	—	—	1,173
Cash dividend - $.40 per share	—	—	(4,879)	—	—	—	(4,879)
Exercise of stock options	—	—	(1,175)	—	—	3,753	2,578

Balance at June 30, 2004	$272	$192,161	$153,250	$(2,464)	$(9,281)	$(198,450)	$135,488

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$8,500	$10,196

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	1,012	1,068
Amortization of ESOP	630	669
ESOP adjustment	1,173	1,094
Tax benefit of stock plans	1,373	1,280
Amortization and impairment of servicing asset	947	3,873
Amortization of intangible assets	53	53
Net premium amortization in excess of discount accretion on securities	625	470
Net premium (accretion) of deferred fees and discounts on loans	128	(399)
Provision for loan losses	100	625
Net gain on sales of real estate owned	(5)	(114)
Net gain on sales of loans and securities	(4,359)	(5,402)
Proceeds from sales of mortgage loans held for sale	172,933	316,632
Mortgage loans originated for sale	(195,581)	(326,743)
Increase in value of Bank Owned Life Insurance	(645)	(800)
Increase in interest and dividends receivable	(757)	(227)
Increase in other assets	(770)	(677)
Decrease in other liabilities	(385)	(4,914)

Total adjustments	(23,528)	(13,512)

Net cash used in operating activities	(15,028)	(3,316)

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(34,258)	1,086
Proceeds from sale of investment securities available for sale	—	1,273
Purchase of investment securities available for sale	(802)	(2,330)
Purchase of mortgage-backed securities available for sale	(82,844)	(70,581)
Proceeds from maturities of investment securities available for sale	1,755	14,171
Principal payments on mortgage-backed securities available for sale	21,112	75,368
Increase in Federal Home Loan Bank of New York stock	(4,540)	(350)
Proceeds from sales of real estate owned	257	255
Purchases of premises and equipment	(725)	(513)

Net cash (used in) provided by investing activities	(100,045)	18,379

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$43,458	$(14,305)
Increase in short-term borrowings	13,246	15,559
Proceeds from securities sold under agreements to repurchase with the Federal Home Loan Bank	40,000	—
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	(6,000)	—
Proceeds from Federal Home Loan Bank advances	74,000	24,000
Repayments of Federal Home Loan Bank advances	(26,000)	(4,000)
Increase in advances by borrowers for taxes and insurance	792	1,314
Exercise of stock options	2,578	3,290
Dividends paid	(4,879)	(4,736)
Purchase of treasury stock	(9,485)	(11,368)

Net cash provided by financing activities	127,710	9,754

Net increase in cash and due from banks	12,637	24,817

Cash and due from banks at beginning of period	36,172	17,192

Cash and due from banks at end of period	$48,809	$42,009

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$16,615	$19,301
Income taxes	7,163	7,904
Noncash investing activities:
Mortgage loans securitized into mortgage-backed securities	—	37,216

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income – as reported	$4,021	$4,947	$8,500	$10,196
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(135)	(105)	(255)	(198)

Net income – pro forma	$3,886	$4,842	$8,245	$9,998

Basic earnings per share:
As reported	$.33	$.40	$.70	$.82

Pro forma	$.32	$.39	$.68	$.80

Diluted earnings per share:

As reported	$.32	$.38	$.67	$.78

Pro forma	$.31	$.37	$.65	$.76

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average shares issued net of Treasury shares	13,309	13,732	13,333	13,767
Less: Unallocated ESOP shares	(1,119)	(1,274)	(1,138)	(1,294)
Unallocated incentive award shares	(32)	(38)	(34)	(42)

Average basic shares outstanding	12,158	12,420	12,161	12,431
Add: Effect of dilutive securities:
Stock options	473	625	528	616
Incentive awards	25	30	27	33

Average diluted shares outstanding	12,656	13,075	12,716	13,080

Comprehensive Income

For the three month periods ended June 30, 2004 and 2003, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $2,291,000 and $5,234,000, respectively. For the six months ended June 30, 2004 and 2003, total comprehensive income amounted to $9,436,000 and $9,255,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Real estate:
One - to four-family	$1,114,700	$1,081,902
Commercial real estate, multi- family and land	214,955	205,066
Construction	14,617	11,274
Consumer	87,466	81,455
Commercial	60,800	53,230

Total loans	1,492,538	1,432,927

Loans in process	(3,170)	(3,829)
Deferred origination costs, net	3,785	4,136
Unearned discount	(4)	(5)
Allowance for loan losses	(10,951)	(10,802)

Total loans, net	1,482,198	1,422,427

Less: mortgage loans held for sale	58,948	33,207

Loans receivable, net	$1,423,250	$1,389,220

Note 3. Deposits

The major types of deposits at June 30, 2004 and December 31, 2003 were as follows (in thousands):

Type of Account	June 30, 2004	December 31, 2003
Non-interest-bearing	$111,929	$108,668
NOW	255,537	249,254
Money market deposit	140,855	138,812
Savings	266,995	259,629
Time deposits	412,347	387,842

	$1,187,663	$1,144,205

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

Summary

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, merchant credit card services, deposit accounts, the sale of alternative investments, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

After declining to historically low levels in mid 2003, interest rates have risen during 2004, with most of the increase occurring in the second quarter. The previously low interest rate environment generally had an adverse effect on the Company’s operating results. Prepayments on loans and mortgage-backed securities caused asset yields to decline at a faster rate than the cost of liabilities, causing the Company’s net interest margin to contract. Loan servicing income and the resultant value of the Company’s servicing asset was also adversely affected in 2003 by the heavy prepayment activity. The Company did benefit from a higher volume of loan originations, much of which was sold. The gain on these sales substantially increased the Company’s non-interest income.

With the recent interest rate increases, loan refinance activity and the related cash flows have decreased. Loan servicing income and asset values have improved and loan sales and related gain have declined.

The Company continues to focus on growing loans receivable. The higher interest rate environment is expected to spur growth in the residential loan portfolio due to reduced prepayment levels and a change in the mix of loans to adjustable-rate loans as compared to 30-year fixed-rate loans which the Company generally sold. The Company also plans to open a joint residential/commercial loan production office in Monmouth County. Additionally, on July 15, 2004, Columbia Equities, Ltd., the mortgage banking subsidiary of OceanFirst Bank, completed the acquisition of a consumer direct lending operation based in Kenilworth, New Jersey. The unit specializes in the origination of conventional and non-conforming mortgage loans through marketing agreements with high profile internet based lead generators. The acquisition is expected to increase Columbia’s production capability by $200 million annually and be immediately accretive to earnings.

While the Company has recently focused on growing core deposits (defined as all deposits other than time deposits) the recent rise in interest rates provided the Company with an opportunity to be more competitive in the market for time deposits within established pricing guidelines. Both core and time deposit balances increased during the second quarter. The Company currently plans to open a new branch office in Little Egg Harbor Township.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and six months ended June 30, 2004 and 2003. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2004			2003
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$10,781	$28	1.04%	$14,987	$43	1.15%
Investment securities (1)	85,477	437	2.04	87,285	478	2.19
FHLB stock	23,659	81	1.37	19,314	253	5.24
Mortgage-backed securities (1)	147,860	1,194	3.23	131,389	1,386	4.22
Loans receivable, net (2)	1,450,303	20,405	5.63	1,406,405	22,153	6.30

Total interest-earning assets	1,718,080	22,145	5.16	1,659,380	24,313	5.86

Non-interest-earning assets	96,984			85,370

Total assets	$1,815,064			$1,744,750

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$668,862	959	0.57	$640,137	1,267	0.79
Time deposits	388,212	2,531	2.61	426,176	3,171	2.98

Total	1,057,074	3,490	1.32	1,066,313	4,438	1.66
Borrowed funds	500,461	5,147	4.11	428,576	4,974	4.64

Total interest-bearing liabilities	1,557,535	8,637	2.22	1,494,889	9,412	2.52

Non-interest-bearing deposits	111,841			101,328
Non-interest-bearing liabilities	9,940			13,817

Total liabilities	1,679,316			1,610,034
Stockholders’ equity	135,748			134,716

Total liabilities and stockholders’ equity	$1,815,064			$1,744,750

Net interest income		$13,508			$14,901

Net interest rate spread (3)			2.94%			3.34%

Net interest margin (4)			3.14%			3.59%

	For the Six Months Ended June 30,
	2004			2003
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$9,957	$50	1.00%	$14,388	$83	1.15%
Investment securities (1)	85,519	1,327	3.10	91,118	1,431	3.14
FHLB stock	22,186	155	1.40	19,212	507	5.28
Mortgage-backed securities (1)	123,739	2,050	3.31	126,789	2,822	4.45
Loans receivable, net (2)	1,437,748	40,593	5.65	1,404,249	44,899	6.39

Total interest-earning assets	1,679,149	44,175	5.26	1,655,756	49,742	6.01

Non-interest earning assets	95,499			83,107

Total assets	$1,774,648			$1,738,863

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$667,169	1,892	0.57	$635,271	2,838	0.89
Time deposits	385,066	5,084	2.64	442,951	6,834	3.09

Total	1,052,235	6,976	1.33	1,078,222	9,672	1.79
Borrowed funds	472,969	9,931	4.20	414,729	9,782	4.72

Total interest-bearing liabilities	1,525,204	16,907	2.22	1,492,951	19,454	2.61

Non-interest-bearing deposits	102,659			94,737
Non-interest-bearing liabilities	12,211			16,497

Total liabilities	1,640,074			1,604,185
Stockholders’ equity	134,574			134,678

Total liabilities and stockholders’ equity	$1,774,648			$1,738,863

Net interest income		$27,268			$30,288

Net interest rate spread (3)			3.04%			3.40%

Net interest margin (4)			3.25%			3.66%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets at June 30, 2004 were $1.857 billion, an increase of $139.9 million, compared to $1.717 billion at December 31, 2003.

Loans receivable, net increased by $34.0 million to a balance of $1.423 billion at June 30, 2004, compared to a balance of $1.389 billion at December 31, 2003. Commercial and commercial real estate loans outstanding increased $17.5 million.

Deposit balances increased $43.5 million to $1.188 billion at June 30, 2004 from $1.144 billion at December 31, 2003. Core deposits (all deposits except time deposits), a key emphasis for the Company, increased by $19.0 million, while time deposits increased by $24.5 million. The Company took advantage of the rise in interest rates during the second quarter to improve the competitiveness of its time deposit pricing within established pricing guidelines.

Total Federal Home Loan Bank borrowings, consisting of securities sold under agreements to repurchase and advances, increased $90.8 million to $475.2 million at June 30, 2004, compared to a balance of $384.4 million at December 31, 2003. These wholesale borrowings were used to fund loan growth and purchase mortgage-backed securities available for sale.

Stockholders’ equity at June 30, 2004 increased to $135.5 million, compared to $134.7 million at December 31, 2003. The Company repurchased 392,254 shares of common stock during the six months ended June 30, 2004 at a total cost of $9.5 million. Under the 10% repurchase program authorized by the Board of Directors in October 2003, 1,032,140 shares remain to be purchased as of June 30, 2004. The cost of the share repurchases was offset by net income and the proceeds from stock option exercises and the related tax benefit.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2004 and June 30, 2003

General

Net income decreased to $4.0 million and $8.5 million, respectively, for the three and six months ended June 30, 2004, as compared to net income of $4.9 million and $10.2 million, respectively, for the three and six months ended June 30, 2003. Diluted earnings per share decreased to $.32 and $.67 for the three and six months ended June 30, 2004, respectively, as compared to $.38 and $.78, respectively, for the same prior year periods. Earnings per share was favorably affected by the Company’s repurchase program, which reduced the average diluted shares outstanding.

Interest Income

Interest income for the three and six months ended June 30, 2004 was $22.1 million and $44.2 million, respectively, compared to $24.3 million and $49.7 million, respectively, for the three and six months ended June 30, 2003. The decrease in interest income was due to a decline in the yield on interest-earning assets to 5.16% and 5.26%, respectively, for the three and six months ended June 30, 2004, as compared to 5.86% and 6.01%, respectively, for the same prior year periods. The generally low interest rate environment over the past year and resultant high loan prepayment levels caused a significant decrease in the rate earned on mortgage-related assets. Additionally, the yield on the Company’s Federal Home Loan Bank of New York stock declined to 1.37% and 1.40%, respectively, for the three and six months ended June 30, 2004 as compared to 5.24% and 5.28%, respectively, for the same prior year periods.

Interest Expense

Interest expense for the three and six months ended June 30, 2004 was $8.6 million and $16.9 million, respectively, compared to $9.4 million and $19.5 million, respectively, for the three and six months ended June 30, 2003. The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 2.22% for the three and six months ended June 30, 2004, as compared to 2.52% and 2.61%, respectively, in the same prior year periods. Funding costs decreased due to the lower interest rate environment and also due to the Company’s focus on lower-costing core deposit growth. Core deposits (including non-interest-bearing deposits) represented 66.8% and 66.7%, respectively, of average deposits for the three and six months ended June 30, 2004, as compared to 63.5% and 62.2%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 2004, the Company’s provision for loan losses was $50,000 and $100,000, respectively as compared to $250,000 and $625,000 for the same prior year periods. The decrease was due to the absence of any charge-offs for the three months ended June 30, 2004 and the recognition of a net recovery of $49,000 through the allowance for loan losses for the six months ended June 30, 2004. Although non-performing loans increased $1.4 million at June 30, 2004 from December 31, 2003, most of the increase is related to loans which were previously identified at December 31, 2003 and included in the calculation of the allowance for loan losses at December 31, 2003.

Other Income

Other income was $4.5 million and $9.2 million, respectively, for the three and six months ended June 30, 2004, compared to $3.8 million and $7.5 million, respectively, for the same prior year periods. For the three and six months ended June 30, 2004, the Company recorded gains of $2.0 million and $4.4 million, respectively, on the sale of loans and securities available for sale, as compared to gains of $2.9 million and $5.4 million, respectively, in the same prior year periods. For the six months ended June 30, 2003 the gain on sale of loans and securities available for sale includes a gain of $323,000 on the sale of equity securities.

Loan servicing income increased by $1.6 million and $2.8 million, respectively, for the three and six months ended June 30, 2004 as compared to the same prior year periods due to the negative effect of the recognition of impairments to the loan servicing asset of $1.2 million and $2.2 million, respectively, for the three and six months ended June 30, 2003.

Operating Expenses

Operating expenses were $11.7 million and $23.1 million, respectively, for the three and six months ended June 30, 2004, as compared to $10.8 million and $21.4 million, respectively, in the same prior year periods. The increases were principally due to the significant reduction in mortgage loan closings as refinance activity declined from year ago levels. Higher loan closings in the earlier periods increased deferred loan expenses which were reflected as a reduction to compensation expense.

Provision for Income Taxes

Income tax expense was $2.3 million and $4.7 million, respectively, for the three and six months ended June 30, 2004, as compared to $2.7 million and $5.5 million, respectively, for the same prior year periods. The effective tax rates increased to 36.1% and 35.8%, respectively, for the three and six months ended June 30, 2004 as compared to 35.4% and 35.2%, respectively, for the same prior year periods. The Company’s higher average stock price in 2004 as compared to 2003 increased that portion of the Company’s ESOP expense which is not deductible for tax purposes.

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

At June 30, 2004, the Company had outstanding overnight borrowings from the FHLB of $33.2 million, an increase from $24.4 million at December 31, 2003. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $475.2 million at June 30, 2004, an increase from $384.4 million at December 31, 2003. The increase in borrowings was used to fund loan growth and purchases of mortgage-backed securities.

The Company’s cash needs for the six months ended June 30, 2004, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and the repurchase of common stock. For the six months ended June 30, 2003, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities, the funding of deposit outflows and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans. At June 30, 2004, outstanding commitments to originate loans totaled $119.2 million; outstanding unused lines of credit totaled $117.5 million; and outstanding commitments to sell loans totaled $47.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $242.7 million at June 30, 2004. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the six months ended June 30, 2004, the Company purchased 392,254 shares of common stock at an aggregate cost of $9.5 million compared with purchases of 510,152 shares for the six months ended June 30, 2003 at an aggregate cost of $11.4 million. At June 30, 2004, there were 1,032,140 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first six months of 2004 were $4.9 million compared with $4.7 million during the first six months of 2003. On July 21, 2004, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on August 13, 2004 to stockholders of record at the close of business on July 30, 2004.

The primary source of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, is capital distributions from the banking subsidiary. For the first six months of 2004, OceanFirst Financial Corp. received $10.0 million in dividend payments from OceanFirst Bank. The primary use of these funds is the payment of dividends to shareholders and the repurchase of common stock. OceanFirst Financial Corp.’s ability to continue these activities is dependent upon capital distributions from OceanFirst Bank. Applicable federal law may limit the amount of capital distributions OceanFirst Bank may make.

At June 30, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of $116.6 million, or 6.3% of total adjusted assets, which is above the required level of $27.8 million or 1.5%; core capital of $116.6 million or 6.3% of total adjusted assets, which is above the required level of $55.7 million, or 3.0%; and risk-based capital of $127.5 million, or 11.0% of risk-weighted assets, which is above the required level of $93.0 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $47.7 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2004 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$516,369	$189,369	$153,000	$124,000	$50,000
Commitments to Originate Loans	119,183	119,183	—	—	—
Commitments to Fund Unused Lines of Credit	117,531	117,531	—	—	—

Long-term debt obligations includes borrowings from the Federal Home Loan Bank and Securities Sold under Agreements to Repurchase. The borrowings have defined terms and, under certain circumstances, $110 million of the borrowings are callable at the option of the lender. None of the borrowings executed in the past two years contain call options.

Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-accrual loans and Real Estate Owned (REO). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	June 30, 2004	December 31, 2003
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to four-family	$1,657	$1,712
Commercial real estate, multi-family and land	1,037	242
Consumer	87	90
Commercial	784	118

Total non-performing loans	3,565	2,162
REO, net	—	252

Total non-performing assets	$3,565	$2,414

Allowance for loan losses as a percent of total loans receivable	.73%	.75%
Allowance for loan losses as percent of total non-performing loans	307.18	499.63
Non-performing loans as a percent of total loans receivable	.24	.15
Non-performing assets as a percent of total assets	.19	.14

The Company also classifies assets in accordance with certain regulatory guidelines. At June 30, 2004 the Bank had $3.9 million classified as Special Mention, $7.6 million classified as Substandard and $155,000 classified as Doubtful as compared to $3.5 million, $8.5 million and $4,000, respectively, classified as Special Mention, Substandard and Doubtful at December 31, 2003.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, BUSINESS of the Company’s 2003 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At June 30, 2004 the Company’s one-year gap was positive 4.06% as compared to positive 2.66% at December 31, 2003.

At June 30, 2004	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$12,088	$—	$—	$—	$—	$12,088
Investment securities	75,408	3	1,215	4,177	4,707	85,510
FHLB stock	—	—	—	—	23,760	23,760
Mortgage-backed securities	6,224	30,592	28,175	81,205	1,591	147,787
Loans receivable (2)	266,715	239,191	459,891	295,344	228,227	1,489,368

Total interest-earning assets	360,435	269,786	489,281	380,726	258,285	1,758,513

Interest-bearing liabilities:
Money market deposit accounts	7,266	19,626	39,362	74,601	—	140,855
Savings accounts	13,773	37,202	74,612	141,408	—	266,995
NOW accounts	13,175	35,587	71,372	135,403	—	255,537
Time deposits	119,807	122,939	113,082	39,014	17,505	412,347
FHLB advances	77,200	49,000	120,000	65,000	50,000	361,200
Securities sold under agreements to repurchase	47,169	16,000	33,000	59,000	—	155,169

Total interest-bearing liabilities	278,390	280,354	451,428	514,426	67,505	1,592,103

Interest sensitivity gap (3)	$82,045	$(10,568)	$37,853	$(133,700)	$190,780	$166,410

Cumulative interest sensitivity gap	$82,045	$71,477	$109,330	$(24,370)	$166,410	$166,410

Cumulative interest sensitivity gap as a percent of total interest-earning assets	4.67%	4.06%	6.22%	-1.39%	9.46%	9.46%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2004 and December 31, 2003. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2003.

	June 30, 2004					December 31, 2003
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$176,296	(11.0)%	9.9%	$56,651	(0.9)%	$155,632	(11.4)%	9.4%	$55,414	0.2%
100	192,207	(3.0)	10.6	57,192	(—)	171,554	(2.3)	10.1	55,681	0.7
Static	198,059	—	10.6	57,179	—	175,576	—	10.1	55,286	—
(100)	196,286	(0.9)	10.4	55,961	(2.1)	169,366	(3.5)	9.6	53,122	(3.9)

At June 30, 2004, the Company’s NPV in a static rate environment is greater than the NPV at December 31, 2003 reflecting the increased value of the Company’s core deposits in a rising rate environment.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2004 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 through April 30, 2004	4,800	24.47	4,800	1,170,072
May 1, 2004 through May 31, 2004	92,889	22.33	92,889	1,077,183
June 1, 2004 through June 30, 2004	45,043	23.03	45,043	1,032,140

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

The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 26, 2004 which included the press release, dated April 22, 2004, announcing the Company’s financial results for the quarter ended March 31, 2004.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 18, 2004 which included a written presentation to investors.

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

OceanFirst Financial Corp.
Registrant

DATE: August 9, 2004	/S/ JOHN R. GARBARINO
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer

DATE: August 9, 2004	/S/ MICHAEL FITZPATRICK
Michael Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications