Form 10-Q
period 2004-09-30
OCEANFIRST FINANCIAL CORP
filed 2004-11-08
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 3, 2004, there were 13,113,788 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$38,843	$36,172
Investment securities available for sale	83,753	80,458
Federal Home Loan Bank of New York stock, at cost	23,285	19,220
Mortgage-backed securities available for sale	134,819	86,938
Loans receivable, net	1,462,652	1,389,220
Mortgage loans held for sale	74,891	33,207
Interest and dividends receivable	6,690	5,477
Real estate owned, net	320	252
Premises and equipment, net	16,140	16,473
Servicing asset	8,361	7,473
Bank Owned Life Insurance	34,640	33,948
Other assets	7,035	8,571

Total assets	$1,891,429	$1,717,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,233,277	$1,144,205
Securities sold under agreements to repurchase with retail customers	43,306	36,723
Securities sold under agreements to repurchase with the Federal Home Loan Bank	112,000	70,000
Federal Home Loan Bank advances	342,000	314,400
Advances by borrowers for taxes and insurance	6,376	6,152
Other liabilities	17,591	11,267

Total liabilities	1,754,550	1,582,747

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 13,130,873 and 13,350,999 shares outstanding at September 30, 2004 and December 31, 2003, respectively	272	272
Additional paid-in capital	192,830	189,615
Retained earnings	155,023	150,804
Accumulated other comprehensive loss	(721)	(3,400)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(8,967)	(9,911)
Treasury stock, 14,046,499 and 13,826,373 shares at September 30, 2004, and December 31, 2003, respectively	(201,558)	(192,718)

Total stockholders’ equity	136,879	134,662

Total liabilities and stockholders’ equity	$1,891,429	$1,717,409

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest income:
Loans	$21,355	$21,159	$61,949	$66,058
Mortgage-backed securities	1,170	819	3,220	3,641
Investment securities and other	662	721	2,194	2,742

Total interest income	23,187	22,699	67,363	72,441

Interest expense:
Deposits	3,948	3,886	10,925	13,557
Borrowed funds	4,969	5,018	14,900	14,801

Total interest expense	8,917	8,904	25,825	28,358

Net interest income	14,270	13,795	41,538	44,083
Provision for loan losses	50	48	150	673

Net interest income after provision for loan losses	14,220	13,747	41,388	43,410

Other income:
Loan servicing income (loss)	125	(71)	271	(2,758)
Fees and service charges	2,150	1,990	6,171	5,855
Net gain on sales of loans and securities available for sale	2,414	3,335	6,772	8,737
Net income (loss) from other real estate operations	(3)	(3)	(3)	106
Income from Bank Owned Life Insurance	260	375	905	1,175
Other	5	8	17	26

Total other income	4,951	5,634	14,133	13,141

Operating expenses:
Compensation and employee benefits	6,614	5,699	19,797	15,819
Occupancy	963	852	2,756	2,663
Equipment	659	633	1,743	1,809
Marketing	603	369	1,248	1,338
Federal deposit insurance	118	126	358	360
Data processing	753	702	2,223	2,234
General and administrative	2,565	2,676	7,259	8,265

Total operating expenses	12,275	11,057	35,384	32,488

Income before provision for income taxes	6,896	8,324	20,137	24,063
Provision for income taxes	2,444	2,994	7,185	8,538

Net income	$4,452	$5,330	$12,952	$15,525

Basic earnings per share	$0.37	$0.43	$1.07	$1.25

Diluted earnings per share	$0.35	$0.41	$1.02	$1.19

Average basic shares outstanding	12,096	12,293	12,139	12,384

Average diluted shares outstanding	12,634	13,072	12,686	13,080

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2002	$272	$184,934	$142,224	$(3,201)	$(11,248)	$(177,676)	$135,305

Comprehensive income:
Net income	—	—	15,525	—	—	—	15,525
Other comprehensive income (loss):
Unrealized loss on securities (net of tax benefit $847)	—	—	—	(1,245)	—	—	(1,245)
Reclassification adjustment for gains included in net income (net of tax expense of $113)	—	—	—	210	—	—	210

Total comprehensive income							14,490

Tax benefit of stock plans	—	1,821	—	—	—	—	1,821
Purchase 771,713 shares of common stock	—	—	—	—	—	(18,062)	(18,062)
Allocation of ESOP stock	—	—	—	—	1,003	—	1,003
ESOP adjustment	—	1,771	—	—	—	—	1,771
Cash dividend - $.58 per share	—	—	(7,199)	—	—	—	(7,199)
Exercise of stock options	—	—	(1,536)	—	—	5,231	3,695

Balance at September 30, 2003	$272	$188,526	$149,014	$(4,236)	$(10,245)	$(190,507)	$132,824

Balance at December 31, 2003	$272	$189,615	$150,804	$(3,400)	$(9,911)	$(192,718)	$134,662

Comprehensive income:
Net income	—	—	12,952	—	—	—	12,952
Other comprehensive income:
Unrealized gain on securities (net of tax expense $1,767)	—	—	—	2,558	—	—	2,558
Reclassification adjustment for gains included in net income (net of tax expense of $65)	—	—	—	121	—	—	121

Total comprehensive income							15,631

Tax benefit of stock plans	—	1,494	—	—	—	—	1,494
Purchase 558,423 shares of common stock	—	—	—	—	—	(13,374)	(13,374)
Allocation of ESOP stock	—	—	—	—	944	—	944
ESOP adjustment	—	1,721	—	—	—	—	1,721
Cash dividend - $.60 per share	—	—	(7,294)	—	—	—	(7,294)
Exercise of stock options	—	—	(1,439)	—	—	4,534	3,095

Balance at September 30, 2004	$272	$192,830	$155,023	$(721)	$(8,967)	$(201,558)	$136,879

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the nine months ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$12,952	$15,525

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,534	1,596
Amortization of ESOP	944	1,003
ESOP adjustment	1,721	1,771
Tax benefit of stock plans	1,494	1,821
Amortization and impairment of servicing asset	1,377	4,529
Amortization of intangible assets	79	79
Net premium amortization in excess of discount accretion on securities	983	986
Net premium (accretion) of deferred fees and discounts on loans	70	(270)
Provision for loan losses	150	673
Net gain on sales of real estate owned	(5)	(114)
Net gain on sales of loans and securities	(6,772)	(8,737)
Proceeds from sales of mortgage loans held for sale	322,888	477,990
Mortgage loans originated for sale	(360,251)	(490,364)
Increase in value of Bank Owned Life Insurance	(905)	(1,175)
Death benefit on Bank Owned Life Insurance	213	—
Increase in interest and dividends receivable	(1,213)	(220)
Increase in other assets	(393)	(143)
Increase (decrease) in other liabilities	6,324	(4,479)

Total adjustments	(31,762)	(15,054)

Net cash (used in) provided by operating activities	(18,810)	471

Cash flows from investing activities:
Net increase in loans receivable	(73,972)	(16,635)
Proceeds from sale of investment securities available for sale	546	1,273
Purchase of investment securities available for sale	(802)	(2,330)
Purchase of mortgage-backed securities available for sale	(82,844)	(70,581)
Proceeds from maturities of investment securities available for sale	2,116	14,171
Principal payments on mortgage-backed securities available for sale	33,540	104,016
Increase in Federal Home Loan Bank of New York stock	(4,065)	(1,250)
Proceeds from sales of real estate owned	257	255
Purchases of premises and equipment	(1,201)	(755)

Net cash (used in) provided by investing activities	(126,425)	28,164

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$89,072	$(20,091)
Increase in short-term borrowings	14,183	30,158
Proceeds from securities sold under agreements to repurchase with the Federal Home Loan Bank	44,000	—
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	(12,000)	—
Proceeds from Federal Home Loan Bank advances	110,000	55,000
Repayments of Federal Home Loan Bank advances	(80,000)	(48,000)
Increase in advances by borrowers for taxes and insurance	224	789
Exercise of stock options	3,095	3,695
Dividends paid	(7,294)	(7,199)
Purchase of treasury stock	(13,374)	(18,062)

Net cash provided by (used in ) financing activities	147,906	(3,710)

Net increase in cash and due from banks	2,671	24,925
Cash and due from banks at beginning of period	36,172	17,192

Cash and due from banks at end of period	$38,843	$42,117

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$25,743	$28,527
Income taxes	7,274	8,003
Noncash investing activities:
Transfer of loans receivable to real estate owned	320	264
Mortgage loans securitized into mortgage-backed securities	$15,807	$40,931

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income – as reported	$4,452	$5,330	$12,952	$15,525
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(166)	(138)	(413)	(336)

Net income – pro forma	$4,286	$5,192	$12,539	$15,189

Basic earnings per share:
As reported	$.37	$.43	$1.07	$1.25

Pro forma	$.35	$.42	$1.03	$1.23

Diluted earnings per share:
As reported	$.35	$.41	$1.02	$1.19

Pro forma	$.34	$.40	$.99	$1.16

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average shares issued net of Treasury shares	13,208	13,566	13,291	13,699
Less: Unallocated ESOP shares	(1,082)	(1,235)	(1,119)	(1,275)
Unallocated incentive award shares	(30)	(38)	(33)	(40)

Average basic shares outstanding	12,096	12,293	12,139	12,384
Add: Effect of dilutive securities:
Stock options	514	749	521	664
Incentive awards	24	30	26	32

Average diluted shares outstanding	12,634	13,072	12,686	13,080

Comprehensive Income

For the three month periods ended September 30, 2004 and 2003, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $6,195,000 and $5,236,000, respectively. For the nine months ended September 30, 2004 and 2003, total comprehensive income amounted to $15,631,000 and $14,490,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Real estate:
One- to four-family	$1,143,187	$1,081,902
Commercial real estate, multi-family and land	232,743	205,066
Construction	14,305	11,274
Consumer	91,984	81,455
Commercial	65,086	53,230

Total loans	1,547,305	1,432,927

Loans in process	(2,943)	(3,829)
Deferred origination costs, net	4,060	4,136
Unearned discount	(4)	(5)
Allowance for loan losses	(10,875)	(10,802)

Total loans, net	1,537,543	1,422,427

Less: mortgage loans held for sale	74,891	33,207

Loans receivable, net	$1,462,652	$1,389,220

Note 3. Deposits

The major types of deposits at September 30, 2004 and December 31, 2003 were as follows (in thousands):

	September 30, 2004	December 31, 2003
Type of Account
Non-interest-bearing	$113,289	$108,668
Interest-bearing checking accounts	272,212	249,254
Money market deposit	147,037	138,812
Savings	263,935	259,629
Time deposits	436,804	387,842

	$1,233,277	$1,144,205

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

After declining to historically low levels in mid 2003, interest rates have risen during the second and third quarter of 2004. The previously low interest rate environment generally had an adverse effect on the Company’s operating results. Prepayments on loans and mortgage-backed securities caused asset yields to decline at a faster rate than the cost of liabilities, causing the Company’s net interest margin to contract. Loan servicing income and the resultant value of the Company’s servicing asset was also adversely affected in 2003 by the heavy prepayment activity. The Company did benefit from a higher volume of loan originations, much of which was sold. The gain on these sales substantially increased the Company’s non-interest income.

With the recent interest rate increases, loan refinance activity and the related cash flows have decreased. Loan servicing income and asset values have improved and loan sales and related gain have declined.

The Company continues to focus on growing loans receivable. The higher interest rate environment is expected to spur growth in the residential loan portfolio due to reduced prepayment levels and a change in the mix of loans to adjustable-rate loans as compared to 30-year fixed-rate loans which the Company generally sold. The Company also plans to open a joint residential/commercial loan production office in Monmouth County. Additionally, on July 15, 2004, Columbia Equities, Ltd., the mortgage banking subsidiary of OceanFirst Bank, completed the acquisition of a consumer direct lending operation based in Kenilworth, New Jersey. The unit specializes in the origination of conventional and non-conforming mortgage loans through marketing agreements with high profile internet based lead generators. The acquisition is expected to increase Columbia’s production capability by $200 million annually. During the third quarter the Company absorbed the operating expenses associated with this acquisition while revenue recognition in the form of loan sales was delayed. The acquisition is expected to be accretive to earnings beginning in the fourth quarter of 2004.

While the Company has recently focused on growing core deposits (defined as all deposits other than time deposits) the recent rise in interest rates provided the Company with an opportunity to be more competitive in the market for time deposits within established pricing guidelines. Both core and time deposit balances increased during the third quarter. The Company currently plans to open a new branch office in Little Egg Harbor Township.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2004 and 2003. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended September 30,
	2004			2003
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$11,990	$38	1.27%	$9,918	$24.97%
Investment securities (1)	85,236	502	2.36	86,924	454	2.09
FHLB stock	23,199	122	2.10	19,544	243	4.97
Mortgage-backed securities (1)	142,405	1,170	3.29	118,649	819	2.76
Loans receivable, net (2)	1,500,727	21,355	5.69	1,433,215	21,159	5.91

Total interest-earning assets	1,763,557	23,187	5.26	1,668,250	22,699	5.44

Non-interest-earning assets	100,517			98,647

Total assets	$1,864,074			$1,766,897

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$681,079	1,074	0.63	$665,099	987	0.59
Time deposits	427,289	2,874	2.69	405,096	2,899	2.86

Total	1,108,368	3,948	1.42	1,070,195	3,886	1.45
Borrowed funds	492,253	4,969	4.04	433,780	5,018	4.63

Total interest-bearing liabilities	1,600,621	8,917	2.23	1,503,975	8,904	2.37

Non-interest-bearing deposits	116,721			111,012
Non-interest-bearing liabilities	11,821			17,711

Total liabilities	1,729,163			1,632,698
Stockholders’ equity	134,911			134,199

Total liabilities and stockholders’ equity	$1,864,074			$1,766,897

Net interest income		$14,270			$13,795

Net interest rate spread (3)			3.03%			3.07%

Net interest margin (4)			3.24%			3.31%

	For the Nine Months Ended September 30,
	2004			2003
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$10,736	$88	1.09%	$13,096	$108	1.10%
Investment securities (1)	85,417	1,829	2.86	89,705	1,884	2.80
FHLB stock	22,532	277	1.64	19,324	750	5.17
Mortgage-backed securities (1)	130,392	3,220	3.29	124,045	3,641	3.91
Loans receivable, net (2)	1,460,249	61,949	5.66	1,414,011	66,058	6.23

Total interest-earning assets	1,709,326	67,363	5.25	1,660,181	72,441	5.82

Non-interest-earning assets	97,374			88,129

Total assets	$1,806,700			$1,748,310

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$672,740	2,967	0.59	$645,383	3,825	0.79
Time deposits	400,208	7,958	2.65	430,194	9,732	3.02

Total	1,072,948	10,925	1.36	1,075,577	13,557	1.68
Borrowed funds	480,011	14,900	4.14	421,149	14,801	4.69

Total interest-bearing liabilities	1,552,959	25,825	2.22	1,496,726	28,358	2.53

Non-interest-bearing deposits	107,347			100,162
Non-interest-bearing liabilities	12,069			16,917

Total liabilities	1,672,375			1,613,805
Stockholders’ equity	134,325			134,505

Total liabilities and stockholders’ equity	$1,806,700			$1,748,310

Net interest income		$41,538			$44,083

Net interest rate spread (3)			3.03%			3.29%

Net interest margin (4)			3.24%			3.54%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets at September 30, 2004 were $1.891 billion, an increase of $174.0 million, compared to $1.717 billion at December 31, 2003.

Loans receivable, net increased by $73.4 million to a balance of $1.463 billion at September 30, 2004, compared to a balance of $1.389 billion at December 31, 2003. Commercial and commercial real estate loans outstanding increased $39.5 million.

Deposit balances increased $89.1 million to $1.233 billion at September 30, 2004 from $1.144 billion at December 31, 2003. Core deposits (all deposits except time deposits), a key emphasis for the Company, increased by $40.1 million, while time deposits increased by $49.0 million. The Company took advantage of the rise in interest rates during the second and third quarters of 2004 to improve the competitiveness of its time deposit pricing within established pricing guidelines.

Total Federal Home Loan Bank borrowings, consisting of securities sold under agreements to repurchase and advances, increased $69.6 million to $454.0 million at September 30, 2004, compared to a balance of $384.4 million at December 31, 2003. These wholesale borrowings were used to fund loan growth and purchase mortgage-backed securities available for sale.

Stockholders’ equity at September 30, 2004 increased to $136.9 million, compared to $134.7 million at December 31, 2003. The Company repurchased 558,423 shares of common stock during the nine months ended September 30, 2004 at a total cost of $13.4 million. Under the 10% repurchase program authorized by the Board of Directors in October 2003, 865,971 shares remain to be purchased as of September 30, 2004. The cost of the share repurchases was offset by net income and the proceeds from stock option exercises and the related tax benefit.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2004 and September 30, 2003

General

Net income decreased to $4.5 million and $13.0 million, respectively, for the three and nine months ended September 30, 2004, as compared to net income of $5.3 million and $15.5 million, respectively, for the three and nine months ended September 30, 2003. Diluted earnings per share decreased to $.35 and $1.02 for the three and nine months ended September 30, 2004, respectively, as compared to $.41 and $1.19, respectively, for the same prior year periods. Earnings per share was favorably affected by the Company’s repurchase program, which reduced the average diluted shares outstanding.

Interest Income

Interest income for the three and nine months ended September 30, 2004 was $23.2 million and $67.4 million, respectively, compared to $22.7 million and $72.4 million, respectively, for the three and nine months ended September 30, 2003. The yield on interest-earning assets declined for both periods to 5.26% and 5.25%, respectively, for the three and nine months ended September 30, 2004, as compared to 5.44% and 5.82%, respectively, for the same prior year periods. The generally low interest rate environment over the past year and resultant high loan prepayment levels caused a significant decrease in the rate earned on mortgage-related assets. Additionally, the yield on the Company’s Federal Home Loan Bank of New York stock declined to 2.10% and 1.64%, respectively, for the three and nine months ended September 30, 2004 as compared to 4.97% and 5.17%, respectively, for the same prior year periods. Despite the declining asset yield for the three months ended September 30, 2004 as compared to the same prior year period, interest income increased due to an increase in average interest-earning assets of $95.3 million.

Interest Expense

Interest expense for the three and nine months ended September 30, 2004 was $8.9 million and $25.8 million, respectively, compared to $8.9 million and $28.4 million, respectively, for the three and nine months ended September 30, 2003. The cost of interest-bearing liabilities declined in both periods to 2.23% and 2.22%, respectively, for the three and nine months ended September 30, 2004, as compared to 2.37% and 2.53%, respectively, in the same prior year periods. Funding costs decreased due to the lower interest rate environment. Despite the declining cost of interest-bearing liabilities for the three months ended September 30, 2004 as compared to the same prior year period, interest expense was flat due to an increase in average interest-bearing liabilities of $96.6 million.

Net Interest Income

Net interest income for the three months ended September 30, 2004 increased to $14.3 million, as compared to $13.8 million in the same prior year period. For the nine months ended September 30, 2004 net interest income decreased to $41.5 million, as compared to $44.1 million for the same prior year period. For each period in 2004, average interest-earning assets increased while the net interest margin declined as compared to the same prior year periods. The net interest margin decreased to 3.24% for both the three and nine months ended September 30, 2004 from 3.31% and 3.54%, respectively, in the same prior year periods.

Provision for Loan Losses

For the three and nine months ended September 30, 2004, the Company’s provision for loan losses was $50,000 and $150,000, respectively as compared to $48,000 and $673,000 for the same prior year periods. Although non-performing loans increased $1.8 million at September 30, 2004 from December 31, 2003, most of the increase is related to loans which were previously identified and classified at December 31, 2003 and included in the calculation of the allowance for loan losses at December 31, 2003.

Other Income

Other income was $5.0 million and $14.1 million, respectively, for the three and nine months ended September 30, 2004, compared to $5.6 million and $13.1 million, respectively, for the same prior year periods. For the three and nine months ended September 30, 2004, the Company recorded gains of $2.4 million and $6.8 million, respectively, on the sale of loans and securities available for sale, as compared to gains of $3.3 million and $8.7 million, respectively, in the same prior year periods. For the three and nine months ended September 30, 2004 the gain on sale of loans and securities includes a gain of $186,000 on the sale of equity securities. For the nine months ended September 30, 2003 the gain on sale of loans and securities available for sale includes a gain of $323,000 on the sale of equity securities.

Loan servicing income increased by $196,000 and $3.0 million, respectively, for the three and nine months ended September 30, 2004 as compared to the same prior year periods due to the negative effect of the recognition of an impairment to the loan servicing asset of $2.2 million for the nine months ended September 30, 2003.

Operating Expenses

Operating expenses were $12.3 million and $35.4 million, respectively, for the three and nine months ended September 30, 2004, as compared to $11.1 million and $32.5 million, respectively, in the same prior year periods. Operating expenses increased from the July 15, 2004 acquisition of the consumer direct lending operation located in Kenilworth, New Jersey. Additionally, the increases in compensation and employee benefits were principally due to the significant reduction in mortgage loan closings as refinance activity declined from year ago levels. Higher loan closings in the earlier periods increased deferred loan expenses which were reflected as a reduction to compensation expense. Compensation expense for the three months ended September 30, 2004 benefited from a reduction in incentive plan accruals of $600,000.

Provision for Income Taxes

Income tax expense was $2.4 million and $7.2 million, respectively, for the three and nine months ended September 30, 2004, as compared to $3.0 million and $8.5 million, respectively, for the same prior year periods. The effective tax rates varied only slightly at 35.4% and 35.7%, respectively, for the three and nine months ended September 30, 2004 as compared to 36.0% and 35.5%, respectively, for the same prior year periods.

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

At September 30, 2004, the Company had outstanding overnight borrowings from the FHLB of $32.0 million, an increase from $24.4 million at December 31, 2003. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $454.0 million at September 30, 2004, an increase from $384.4 million at December 31, 2003. The increase in borrowings was used to fund loan growth and purchases of mortgage-backed securities.

The Company’s cash needs for the nine months ended September 30, 2004, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and the repurchase of common stock. For the nine months ended September 30, 2003, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities, the funding of deposit outflows and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans. At September 30, 2004, outstanding commitments to originate loans totaled $127.2 million; outstanding unused lines of credit totaled $114.9 million; and outstanding commitments to sell loans totaled $66.6 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $241.8 million at September 30, 2004. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the nine months ended September 30, 2004, the Company purchased 558,423 shares of common stock at an aggregate cost of $13.4 million compared with purchases of 771,713 shares for the nine months ended September 30, 2003 at an aggregate cost of $18.1 million. At September 30, 2004, there were 865,971 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first nine months of 2004 were $7.3 million compared with $7.2 million during the first nine months of 2003. On October 20, 2004, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on November 12, 2004 to stockholders of record at the close of business on October 29, 2004.

The primary source of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, is capital distributions from the banking subsidiary. For the first nine months of 2004, OceanFirst Financial Corp. received $15.0 million in dividend payments from OceanFirst Bank. The primary use of these funds is the payment of dividends to shareholders and the repurchase of common stock. OceanFirst Financial Corp.’s ability to continue these activities is partly dependent upon capital distributions from OceanFirst Bank. Applicable federal law or the Bank’s regulator, may limit the amount of capital distributions OceanFirst Bank may make.

At September 30, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of $116.9 million, or 6.2% of total adjusted assets, which is above the required level of $28.3 million or 1.5%; core capital of $116.9 million or 6.2% of total adjusted assets, which is above the required level of $56.6 million, or 3.0%; and risk-based capital of $127.6 million, or 10.6% of risk-weighted assets, which is above the required level of $96.3 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $66.6 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2004 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$497,306	$162,306	$176,000	$124,000	$35,000
Commitments to Originate Loans	127,194	127,194	—	—	—
Commitments to Fund Unused Lines of Credit	114,892	114,892	—	—	—

Debt obligations include borrowings from the Federal Home Loan Bank and Securities Sold under Agreements to Repurchase. The borrowings have defined terms and, under certain circumstances, $102.0 million of the borrowings are callable at the option of the lender. None of the borrowings executed in the past two years contain call options.

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

	September 30, 2004	December 31, 2003
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to four-family	$1,667	$1,712
Commercial real estate, multi-family and land	861	242
Consumer	607	90
Commercial	862	118

Total non-performing loans	3,997	2,162
REO, net	320	252

Total non-performing assets	$4,317	$2,414

Allowance for loan losses as a percent of total loans receivable	.70%	.75%
Allowance for loan losses as percent of total non-performing loans	272.08	499.63
Non-performing loans as a percent of total loans receivable	.26	.15
Non-performing assets as a percent of total assets	.23	.14

The Company also classifies assets in accordance with certain regulatory guidelines. At September 30, 2004 the Bank had $11.5 million classified as Special Mention, $7.7 million classified as Substandard and $178,000 classified as Doubtful as compared to $3.5 million, $8.5 million and $4,000, respectively, classified as Special Mention, Substandard and Doubtful at December 31, 2003. The increase in Special Mention primarily relates to a single commercial real estate loan relationship with an outstanding balance of $8.1 million, net of a $5.6 million participation sold. The relationship consists of three loans and is secured by liens on all corporate assets, including mortgages on commercial real estate primarily used as a health fitness and sports facility and as a private school. The loans were current as to payments, but were classified as Special Mention due to debt covenant violations.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, BUSINESS of the Company’s 2003 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2004 the Company’s one-year gap was positive 4.69% as compared to positive 2.66% at December 31, 2003.

At September 30, 2004 (dollars in thousands)	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$11,471	$—	$—	$—	$—	$11,471
Investment securities	75,428	—	1,207	3,812	4,344	84,791
FHLB stock	—	—	—	—	23,285	23,285
Mortgage-backed securities	17,286	22,640	33,398	60,615	1,062	135,001
Loans receivable (2)	253,215	238,785	475,908	318,083	258,371	1,544,362

Total interest-earning assets	357,400	261,425	510,513	382,510	287,062	1,798,910

Interest-bearing liabilities:
Money market deposit accounts	7,585	20,487	41,089	77,876	—	147,037
Savings accounts	13,616	36,775	73,756	139,788	—	263,935
Interest-bearing checking accounts	14,037	37,913	76,037	144,225	—	272,212
Time deposits	81,287	160,513	123,817	56,207	14,980	436,804
FHLB advances	41,000	58,000	143,000	65,000	35,000	342,000
Securities sold under agreements to repurchase	53,306	10,000	33,000	59,000	—	155,306

Total interest-bearing liabilities	210,831	323,688	490,699	542,096	49,980	1,617,294

Interest sensitivity gap (3)	$146,569	$(62,263)	$19,814	$(159,586)	$237,082	$181,616

Cumulative interest sensitivity gap	$146,569	$84,306	$104,120	$(55,466)	$181,616	$181,616

Cumulative interest sensitivity gap as a percent of total interest- earning assets	8.15%	4.69%	5.79%	-3.08%	10.10%	10.10%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2004 and December 31, 2003. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2003.

	September 30, 2004					December 31, 2003
	Net Portfolio Value		Net Interest Income			Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock) (dollars in thousands)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change

200	$179,055	(10.1)%	9.9%	$60,816	1.4%	$155,632	(11.4)%	9.4%	$55,414	0.2%
100	193,026	(3.1)	10.4	60,670	1.1	171,554	(2.3)	10.1	55,681	0.7
Static	199,270	—	10.5	60,005	—	175,576	—	10.1	55,286	—
(100)	197,177	(1.1)	10.2	58,004	(3.3)	169,366	(3.5)	9.6	53,122	(3.9)

At September 30, 2004, the Company’s NPV in a static rate environment is greater than the NPV at December 31, 2003 reflecting the increased value of the Company’s core deposits in a rising rate environment.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2004 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 through July 31, 2004	11,300	$23.42	11,300	1,020,840
August 1, 2004 through August 31, 2004	76,844	$22.79	76,844	943,996
September 1, 2004 through September 30, 2004	78,025	$24.01	78,025	865,971

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

OceanFirst Financial Corp.
Registrant

DATE: November 8, 2004	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer

DATE: November 8, 2004	/s/ Michael Fitzpatrick
Michael Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	20

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	21

32.0	Section 1350 Certifications	22