Form 10-K
period 2004-12-31
OCEANFIRST FINANCIAL CORP
filed 2005-03-15
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share

(Title of class)

The Nasdaq Stock Exchange

(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $296,704,120, based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 7, 2005 was 12,967,223.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2004, are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) was organized by the Board of Directors of OceanFirst Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank’s conversion from mutual to stock form, which was completed on July 2, 1996. On August 18, 2000 the Bank acquired Columbia Home Loans, LLC (formerly Columbia Equities, Ltd.) (“Columbia”), a mortgage banking company based in Westchester County, New York in a transaction accounted for as a purchase. On July 15, 2004, Columbia completed the acquisition of a consumer direct lending operation based in Kenilworth, New Jersey. At December 31, 2004, the Company had consolidated total assets of $1.9 billion and total stockholders’ equity of $138.0 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a Federally-chartered mutual savings bank in 1989. The Bank’s principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans. To a significantly lesser extent, the Bank invests in other types of loans including commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. As a mortgage banking subsidiary of the Bank, Columbia originates, sells and services a full product line of residential mortgage loans. Columbia sells virtually all loan production into the secondary market, except that the Bank will often purchase adjustable-rate and short-term fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. The Bank also periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities (“MBS”), proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, Ocean County, New Jersey, and sixteen additional branch offices, thirteen located in Ocean County, two located in Monmouth County and one located in Middlesex County, New Jersey. The Bank’s deposit gathering base is concentrated in the communities surrounding its offices. While the Bank’s lending activities are concentrated in the sub markets served by its branch office network, lending activities extend throughout New Jersey, and to a lesser extent, adjacent markets served by Columbia. Lending activities are supported by loan production offices in Red Bank and Kenilworth, New Jersey. Columbia’s loan volume is primarily derived from the tri-state area around New York City. Columbia conducts business through an administrative and production office in Valhalla, New York and several satellite production offices in adjacent markets.

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

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 2004, the Bank had total loans outstanding of $1.550 billion, of which $1.127 billion or 72.7% of total loans were one- to four-family, residential mortgage loans. The remainder of the portfolio consisted of $243.3 million of commercial real estate, multi-family and land loans, or 15.7% of total loans; $19.2 million of real estate construction loans, or 1.2% of total loans; $99.3 million of consumer loans, primarily home equity loans and lines of credit, or 6.4% of total loans; and $61.3 million of commercial loans, or 4.0% of total loans. Included in total loans are $64.0 million in loans held for sale at December 31, 2004. At that same date, 54.8% of the Bank’s total loans had adjustable interest rates.

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

	At December 31
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate:
One- to four-family	$1,126,585	72.70%	$1,081,901	75.50%	$1,101,904	77.94%	$1,110,282	82.22%	$993,706	83.93%
Commercial real estate, multi-family and land	243,299	15.70	205,066	14.31	146,149	10.34	112,318	8.32	89,663	7.57
Construction	19,189	1.23	11,274.79		11,079.78		9,082.67		7,973.67
Consumer (1)	99,279	6.41	81,455	5.68	80,218	5.67	67,039	4.96	62,923	5.32
Commercial	61,290	3.96	53,231	3.72	74,545	5.27	51,756	3.83	29,687	2.51

Total loans	1,549,642	100.00%	1,432,927	100.00%	1,413,895	100.00%	1,350,477	100.00%	1,183,952	100.00%

Loans in process	(5,970)		(3,829)		(3,531)		(2,458)		(2,927)
Deferred origination costs, net	3,888		4,136		2,239		1,048		561
Unamoritized (discount) premium, net	(4)		(5)		(5)		1		19
Allowance for loan losses	(10,688)		(10,802)		(10,074)		(10,351)		(9,138)

Total loans, net	1,536,868		1,422,427		1,402,524		1,338,717		1,172,467
Less:
Mortgage loans held for sale	63,961		33,207		66,626		37,828		35,588

Loans receivable, net	$1,472,907		$1,389,220		$1,335,898		$1,300,889		$1,136,879

Total loans:
Adjustable rate	$849,034	54.79%	$670,398	46.79%	$622,348	44.02%	$591,724	43.82%	$485,660	41.02%
Fixed rate	700,608	45.21	762,529	53.21	791,547	55.98	758,753	56.18	698,292	58.98

	$1,549,642	100.00%	$1,432,927	100.00%	$1,413,895	100.00%	$1,350,477	100.00%	$1,183,952	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, automobile and student loans.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2004. There was $64.0 million in loans, held for sale at December 31, 2004. The table does not include principal repayments. Principal repayments, including prepayments on total loans was $443.6 million, $519.2 million and $397.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

	At December 31, 2004
	One-to Four- Family	Commercial real estate, multi-family and land	Construction	Consumer	Commercial	Total Loans Receivable
	(In thousands)
One year or less	$66	$34,879	$19,189	$630	$20,272	$75,036

After one year:
More than one year to three years	2,284	28,719	—	1,970	17,535	50,508
More than three years to five years	9,604	92,947	—	4,477	10,926	117,954
More than five years to ten years	68,495	63,278	—	20,939	11,378	164,090
More than ten years to twenty years	321,413	15,061	—	71,263	1,179	408,916
More than twenty years	724,723	8,415	—	—	—	733,138

Total due after December 31, 2004	1,126,519	208,420	—	98,649	41,018	1,474,606

Total amount due	$1,126,585	$243,299	$19,189	$99,279	$61,290	$1,549,642

Loans in process						(5,970)
Deferred origination costs, net						3,888
Unamortized discount, net						(4)
Allowance for loan losses						(10,688)

Total loans, net						1,536,868
Less: Mortgage loans held for sale						63,961

Loans receivable, net						$1,472,907

The following table sets forth at December 31, 2004, the dollar amount of total loans receivable contractually due after December 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2005
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family	$521,967	$604,552	$1,126,519
Commercial real estate, multi-family and land	114,950	93,470	208,420
Consumer	30,357	68,292	98,649
Commercial	27,909	13,109	41,018

Total loans receivable	$695,183	$779,423	$1,474,606

Origination, Sale, Servicing and Purchase of Loans. The Bank’s residential mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank and through the Bank’s branch offices. The Bank originates both adjustable-rate and fixed-rate loans. The ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage (“ARM”) loans, which is affected by the current and expected future level of interest rates. Columbia, as a mortgage banker, sells virtually all loan production except that the Bank may purchase adjustable-rate and short-term fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. Based upon availability and best execution Columbia sells its loan production on both a servicing released and servicing retained basis. The Bank also periodically sells part of its mortgage production in order to manage interest rate risk and liquidity. See “Loan Servicing.” At December 31, 2004 there were $64.0 million in loans categorized as held for sale.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity for the periods indicated.

	For the Year December 31,
	2004	2003	2002
	(In thousands)
Total loans:
Beginning balance	$1,432,927	$1,413,895	$1,350,477

Loans originated:
One-to four-family	817,198	1,057,337	730,794
Commercial real estate, multi-family and land	88,758	34,650	59,634
Construction	17,320	12,667	13,715
Consumer	76,844	23,697	56,605
Commercial	59,909	30,854	55,235

Total loans originated	1,060,029	1,159,205	915,983

Total	2,492,956	2,573,100	2,266,460
Less:
Principal repayments	443,631	519,178	397,038
Sales of loans	499,395	620,731	454,910
Transfer to REO	288	264	617

Total loans	$1,549,642	$1,432,927	$1,413,895

One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by commissioned loan representatives and their contacts with the local real estate industry, members of the local communities and the Bank’s existing or past customers.

At December 31, 2004, the Bank’s total loans outstanding were $1.550 billion, of which $1.127 billion, or 72.7%, were one- to four-family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one- to four-family mortgage loan was approximately $153,000 at December 31, 2004. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years. The Bank’s ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.50% to 3.25% above the index. The Bank also offers three-, five-, and seven -year ARM loans which operate as fixed-rate loans for three, five, or seven years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.50% to 3.25% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer ARM loans which require interest only payments for a fixed term and then convert to a fully amortizing loan until maturity. Borrowers for interest only ARM loans are qualified based on the same payment used to qualify for a fully amortizing ARM loan.

The Bank’s fixed-rate mortgage loans currently are made for terms from 10 to 30 years. The normal terms for fixed-rate loan commitments provide for a maximum of 60 days rate lock upon receipt of a 1.0% refundable deposit charged on the mortgage amount. The Bank may periodically sell part of the fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of Real Estate Owned (“REO”), loans to officers, directors or employees of the Bank and “jumbo”, or non-conforming loans (i.e., loans which are not eligible for purchase by Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) because of loan size or credit underwriting criteria). The Bank may retain a portion of its longer term fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk carried by the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained (up to 100% for certain Community Reinvestment Act related programs covered by private mortgage insurance). Generally, independent appraisals are obtained for loans secured by real property, however, as allowed by Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), under certain defined circumstances, a real estate collateral analysis is obtained instead. The average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 51% at December 31, 2004. Title insurance is required for all first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities, the majority of which are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty-five years with fixed or adjustable rates which are indexed to a margin above the corresponding U.S. Treasury constant maturity yield. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2004 was $237.9 million, or 15.4% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2004 was a performing loan for which the Bank had an outstanding carrying balance of $9.0 million, secured by a first mortgage on commercial real estate used as a health care facility. The average size of the Bank’s commercial real estate loans at December 31, 2004 was approximately $538,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2004, the Bank had an outstanding balance in commercial construction loans of $15.8 million.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly selective basis. The Bank’s multi-family loans and land loans at December 31, 2004, totaled $3.7 million and $1.7 million, respectively.

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

Construction Lending. At December 31, 2004, residential construction loans totaled $19.2 million, or 1.2%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms generally not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally .5% to 2.0% above the prime rate (as published in the Wall Street Journal). The Bank’s construction loans increase the interest rate sensitivity of its earning assets. At December 31, 2004, the Bank had 49 residential construction loans, with the largest loan commitment being $2.6 million. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts up to 75% of the appraised value of the land and the building. Once construction is complete, the loans are either paid in full or converted to permanent amortizing loans with maturities similar to the Bank’s other one- to four-family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans. The Bank also offers consumer loans. At December 31, 2004, the Bank’s consumer loans totaled $99.3 million, or 6.4% of the Bank’s total loan portfolio. Of that amount, home equity loans comprised $30.5 million, or 30.7%; home equity lines of credit comprised $68.0 million, or 68.5%; loans on savings accounts totaled $493,000, or .5%; and automobile, student and overdraft line of credit loans totaled $254,000 or .3%.

The Bank originates home equity loans secured by one- to four-family residences. These loans are originated as either adjustable-rate or fixed-rate loans with terms ranging from 5 to 20 years. Home equity loans are typically made on owner-occupied, one- to four-family residences and generally to Bank customers. Generally, these loans are subject to a 80% loan-to-value limitation, including any other outstanding mortgages or liens, although the Bank will also originate loans with loan-to-value limitations of up to 90%, subject to more restrictive underwriting requirements.

The Bank also offers a variable rate home equity line of credit which extends a credit line based on the applicant’s income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment, although the Bank will also originate loans with loan-to-value limitations of up to 90%, subject to more restrictive underwriting requirements. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for its home equity lines of credit. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10, 15 or 20 year amortization period. The Bank also offers home equity lines of credit which require the payment of interest only during the first five years with fully amortizing payments thereafter. Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street

Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.

Commercial Lending. At December 31, 2004, commercial loans totaled $61.3 million, or 4.0% of the Bank’s total loans outstanding. The Commercial Lending group’s primary function is to service the business communities’ banking and financing needs in the Bank’s primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision.

A well-defined credit policy has been approved by the Bank’s Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan out of ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2004 had an outstanding balance of $4.9 million and was secured by a first lien on all corporate assets. The average size of the Bank’s commercial loans at December 31, 2004 was approximately $163,000.

Loan Approval Procedures and Authority. The Board of Directors establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board of Directors has authorized the approval of loans secured by real estate up to a total exposure of $3.0 million and unsecured loans up to a total exposure of $1.0 million by various employees of the Bank, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees’ signatures are required to approve residential loans over conforming loan limits. Loans secured by real estate in amounts over a total exposure of $3.0 million for new borrowers and a total exposure of $5.0 million for existing borrowers and loans not secured by real estate over a total exposure of $1.0 million require approval by the Loan Committee of the Board of Directors. Loans secured by real estate in excess of a total exposure of $5.0 million for new borrowers and a total exposure of $7.0 million for existing borrowers require approval by the Board of Directors. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2004 amounted to $17.7 million. At December 31, 2004, the Bank’s maximum loan exposure to a single borrower was $11.6 million, which is consistent with the Bank’s conservative lending approach.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 2004, the Bank was servicing $805.4 million of loans for others. For the years ended December 31, 2004, 2003 and 2002, loan servicing income (loss), net of related amortization and write down of the loan servicing asset, totaled $328,000, ($2,654,000) and ($2,203,000), respectively. The losses in 2003 and 2002 were due to the recognition of impairments to the loan servicing asset for $2,173,000 and $2,117,000 for the years ended December 31, 2003 and 2002, respectively. The Company evaluates mortgage servicing rights for impairment on a quarterly basis. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected repayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year. In addition, the Chief Risk Officer compiles a quarterly list of all classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

The Bank’s Internal Asset Classification Committee, which is chaired by the Chief Risk Officer who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings associations. At December 31, 2004, the Bank had $5.0 million of assets, including all REO, classified as Substandard, $226,000 of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.” Special Mention assets totaled $12.3 million at December 31, 2004. Loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. At December 31, 2004, the largest loan relationship classified as Substandard was a commercial mortgage to a construction company with an outstanding balance of $1.3 million which is current as to payments, but which is classified due to previously weak financial performance. The loan is secured by business assets and two commercial real estate properties. The largest loan relationship classified as Special Mention was represented by a commercial mortgage with a balance of $8.9 million, net of a $5.6 million participation sold. The relationship consists of three loans and is secured by liens on all corporate assets, including mortgages on commercial real estate primarily used as a health, fitness and sports facility and as a private school. The loans were current as to payments, but were classified as Special Mention due to debt covenant violations which have been subsequently renegotiated.

Non-Accrual Loans and REO

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans and one REO property at December 31, 2004. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $128,000, $96,000, $87,000, $379,000, and $132,000.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$1,337	$1,712	$2,222	$3,661	$2,594
Commercial real estate, multi-family and land	744	242	74	—	—
Consumer	784	90	95	151	147
Commercial	623	118	297	2,368	182

Total	3,488	2,162	2,688	6,180	2,923
REO, net(1)	288	252	141	133	157

Total non-performing assets	$3,776	$2,414	$2,829	$6,313	$3,080

Allowance for loan losses as a percent of total loans receivable (2)	.69%	.75%	.71%	.77%	.77%
Allowance for loan losses as a percent of total non-performing loans (3)	306.42	499.63	374.78	167.49	312.62
Non-performing loans as a percent of total loans receivable(2)(3)	.23	.15	.19	.46	.25
Non-performing assets as a percent of total assets(3)	.20	.14	.16	.36	.19

(1)	REO balances are shown net of related loss allowances.

(2)	Total loans includes loans receivable and mortgage loans held for sale.

(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio resulting from management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan. Additions to the allowance are charged to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

As of December 31, 2004 and 2003, the Bank’s allowance for loan losses was .69% and .75%, respectively, of total loans. The Bank had non-accrual loans of $3.5 million and $2.2 million at December 31, 2004 and 2003, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for estimated loan losses for the periods set forth in the table.

	At or for the Year Ended
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$10,802	$10,074	$10,351	$9,138	$8,223

Charge-offs:
Real Estate:
One- to four-family	175	78	149	98	77
Commercial real estate, multi-family and land	—	—	—	—	—
Consumer	—	—	2	—	10
Commercial	312	180	2,368	—	5

Total	487	258	2,519	98	92
Recoveries	73	298	592	61	22

Net charge-offs	414	(40)	1,927	37	70

Provision for loan losses	300	688	1,650	1,250	985

Balance at end of year	$10,688	$10,802	$10,074	$10,351	$9,138

Ratio of net charge-offs during the year to average net loans outstanding during the year	.03%	.00%	.14%	.00%	.01%

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2004			2003			2002			2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One- to four-family	$1,940	18.15%	72.70%	$1,978	18.31%	75.50%	$2,417	23.99%	77.94%	$2,547	24.60%	82.22%	$2,831	30.98%	83.93%
Commercial real estate, multi- family and land	3,895	36.44	15.70	4,347	40.24	14.31	3,341	33.17	10.34	1,867	18.03	8.32	2,018	22.08	7.57
Construction	144	1.35	1.23	81.75		.79	83.82		.78	68.66		.67	38.42		.67
Consumer	1,037	9.70	6.41	781	7.23	5.68	754	7.48	5.67	625	6.04	4.96	585	6.40	5.32
Commercial	1,970	18.43	3.96	1,415	13.10	3.72	1,423	14.13	5.27	2,461	23.78	3.83	1,282	14.03	2.51
Unallocated	1,702	15.93	—	2,200	20.37	—	2,056	20.41	—	2,783	26.89	—	2,384	26.09	—

Total	$10,688	100.00%	100.00%	$10,802	100.00%	100.00%	$10,074	100.00%	100.00%	$10,351	100.00%	100.00%	$9,138	100.00%	100.00%

Investment Activities

Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements and Federal funds. Subject to various restrictions, Federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a Federally-chartered savings institution is otherwise authorized to make directly.

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank’s policies provide that all investment purchases must be approved by two officers (either the Vice President/Treasurer, Executive Vice President/Chief Financial Officer or the President/Chief Executive Officer) and must be ratified by the Board of Directors.

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2004, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including FHLMC, FNMA and the Government National Mortgage Association (“GNMA”) that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and with varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans.

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

The Bank has significant investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, FNMA and GNMA. At December 31, 2004, mortgage-backed securities totaled $124.5 million, or 6.5% of total assets. The Bank held no collateralized mortgage obligations (“CMOs”) at December 31, 2004. The Bank has previously invested in U.S. Government agency and government sponsored enterprise CMOs and privately-issued CMOs.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Beginning balance	$86,938	$138,657	$233,302
Mortgage-backed securities purchased	82,844	70,581	65,845
Less: Principal repayments	(43,478)	(118,857)	(156,723)
Amortization of premium	(1,353)	(1,387)	(1,534)
Change in net unrealized loss on mortgage-backed securities available for sale	(473)	(2,056)	(2,233)

Ending balance	$124,478	$86,938	$138,657

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Mortgage-backed securities:
FHLMC	$17,729	$17,768	$6,588	$6,673	$14,615	$14,856
FNMA	103,297	102,701	72,248	71,868	31,293	31,653
GNMA	3,729	4,009	6,714	7,202	13,432	14,342
CMOs	—	—	1,193	1,195	77,066	77,806

Total mortgage-backed securities	$124,755	$124,478	$86,743	$86,938	$136,406	$138,657

Investment Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Investment securities:
U.S. Government and agency obligations	$1,206	$1,197	$1,210	$1,213	$1,200	$1,216
State and municipal obligations	3,812	3,862	5,565	5,626	5,562	5,604
Corporate debt securities	75,449	73,175	75,364	67,944	88,439	79,407
Equity investments	4,344	5,726	4,263	5,675	4,449	5,751

Total investment securities	$84,811	$83,960	$86,402	$80,458	$99,650	$91,978

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2004. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2004
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Investment securities:
U.S. Government and agency obligations	$998	$208	$—	$—	$1,206	$1,197
State and municipal obligations (1)	—	—	—	3,812	3,812	3,862
Corporate debt securities (2)	—	—	—	75,449	75,449	73,175

Total investment securities	$998	$208	$—	$79,261	$80,467	$78,234

Weighted average yield	1.85%	2.13%	—%	3.00%	2.98%

Mortgage-backed securities:
FHLMC	$22	$62	$19	$17,626	$17,729	$17,768
FNMA	3	433	15	102,846	103,297	102,701
GNMA	—	2	78	3,649	3,729	4,009
CMOs	—	—	—	—	—	—

Total mortgage-backed securities	$25	$497	$112	$124,121	$124,755	$124,478

Weighted average yield	7.48%	7.22%	12.25%	4.15%	4.17%

(1)	State and municipal obligations are reported at tax equivalent yield.

(2)	All of the Bank’s corporate debt securities with maturities over one year carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Sources of Funds

General. Deposits, loan and MBS repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 2004, time deposits constituted 34.4% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net deposits (withdrawals)	$111,765	$(57,107)	$49,521
Interest credited on deposit accounts	14,565	16,476	26,272

Total increase (decrease) in deposit accounts	$126,330	$(40,631)	$75,793

At December 31, 2004, the Bank had $112.5 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$46,543	2.17%
Over three through six months	16,047	2.47
Over six through 12 months	15,338	2.21
Over 12 months	34,536	3.79

Total	$112,464	2.72

The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates at the end of each period, on each category of deposits presented.

	At or For the Years Ended December 31,
	2004			2003			2002
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)
Money market deposit accounts	$143,064	11.88%	1.01%	$132,491	11.30%	.90%	$101,817	8.81%	1.38%
Savings accounts	263,133	21.86	.50	253,937	21.66	.49	218,279	18.88	1.00
Interest-bearing checking accounts	272,076	22.61	.81	262,542	22.39	.47	254,149	21.99	.99
Non-interest-bearing accounts	111,135	9.23	—	102,294	8.73	—	78,294	6.77	—

Total	789,408	65.58	.64	751,264	64.08	.49	652,539	56.45	.94

Time deposits:
Six months or less	68,058	5.65	1.95	64,544	5.50	1.05	73,935	6.40	1.58
Over 6 through 12 months	67,610	5.62	1.69	79,922	6.82	1.32	94,321	8.16	2.05
Over 12 through 24 months	67,655	5.62	2.12	76,510	6.53	1.94	114,583	9.91	2.89
Over 24 months	123,588	10.27	3.68	98,071	8.36	4.41	112,435	9.73	5.04
IRA/KEOGH	87,482	7.26	3.10	102,110	8.71	3.29	108,045	9.35	4.18

Total time deposits	414,393	34.42	2.67	421,157	35.92	2.72	503,319	43.55	3.36

Total average deposits	$1,203,801	100.00%	1.40%	$1,172,421	100.00%	1.24%	$1,155,858	100.00%	1.92%

Borrowings. From time-to-time the Bank has obtained term advances from the Federal Home Loan Bank of New York (“FHLB-NY”) as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $50 million which expires July 29, 2005. The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $50 million which also expires on July 29, 2005. The Bank expects both lines to be renewed upon expiration. When utilized, both lines carry a floating interest rate of 10 basis points over the current Federal funds rate and are secured by the Bank’s mortgage loans, mortgage-backed securities, U.S. Government and agency securities and FHLB-NY stock. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2004, the Bank had no outstanding borrowings against the FHLB-NY lines of credit and $312.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency, corporates and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are not under the Bank’s control. At December 31, 2004, the Bank had borrowed $151.1 million through securities sold under agreements to repurchase. (See note 9 to the consolidated financial statements in the 2004 Annual Report to Stockholders.)

Risk Factors

Rising interest rates may hurt profits. Interest rates were recently at historically low levels. However, since June 30, 2004, the Federal Reserve has increased its target for the Federal funds rate several times. If interest rates continue to rise or if the yield curve continues to flatten, and if rates on deposits and borrowings reprice upwards faster than the rates on loans and investments, the Company would experience compression of its interest rate spread and net interest margin, which would have a negative effect on profitability.

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2004, $304.6 million, or 19.7%, of the Bank’s total loans consisted of commercial, multi-family and land real estate loans, and commercial business loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A downturn in the local economy or a decline in real estate values could hurt profits. Nearly all of the Bank’s loans are secured by real estate or are made to businesses in Ocean and Monmouth Counties, New Jersey. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profits. In recent years there has been a significant increase in real estate values in the Bank’s market area. As a result of rising home prices, loans have been well collateralized. A decline in real estate values could cause some mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

The Bank operates in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, the Bank’s chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. The Company and the Bank are subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

The Company’s allowance for loan losses may be inadequate, which could hurt the Company’s earnings. The Company’s allowance for loan losses may prove to be inadequate to cover actual loan losses and if the Company is required to increase its allowance, current earnings may be reduced. When borrowers default and do not repay the loans that the Bank makes to them, the Company may lose money. The Company’s experience shows that some borrowers either will not pay on time or will not pay at all, which will require the Company to cancel or “charge-off” the defaulted loan or loans. The Company provides for losses by reserving what it believes to be an adequate amount to absorb any probable inherent losses. A “charge-off” reduces the Company’s reserve for possible loan losses. If the Company’s reserves were insufficient, it would be required to record a larger reserve, which would reduce earnings for that period.

Subsidiary Activities

The Bank owns three subsidiaries – Columbia Home Loans, LLC, OceanFirst Services, LLC and OceanFirst REIT Holdings, Inc.

Columbia Home Loans, LLC was acquired by the Bank on August 18, 2000 and operates as a mortgage banking subsidiary based in Westchester County, New York. Columbia originates, sells and services a full product line of residential mortgage loans primarily in New York, New Jersey and Connecticut. Loans are originated through retail branches and to a lesser extent, a web site and a network of independent mortgage brokers. Additionally, on July 15, 2004, Columbia completed the acquisition of a consumer direct lending operation based in Kenilworth, New Jersey. The unit specializes in the origination of conventional and non-conforming mortgage loans through marketing agreements with high-profile internet-based lead generators. Columbia sells virtually all loan production into the secondary market or, to a lesser extent, the Bank.

OceanFirst Services, LLC was originally organized in 1982 under the name Dome Financial Services, Inc., to engage in the sale of all-savers life insurance. Prior to 1998 the subsidiary was inactive, however, in 1998, the Bank began to sell non-deposit investment products (annuities, mutual funds and insurance) through a third-party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales. OFB Reinsurance, Ltd., was established in 2002 as a subsidiary of OceanFirst Services, LLC to reinsure a percentage of the private mortgage insurance risks on one-to-four family residential mortgages originated by the Bank and Columbia.

OceanFirst REIT Holdings, Inc., was established in 2001 and acts as the holding company for OceanFirst Realty Corp. OceanFirst Realty Corp. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of OceanFirst Realty Corp., the Bank transferred $668 million of mortgage loans to this subsidiary.

Personnel

As of December 31, 2004, the Bank had 458 full-time employees and 65 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of Federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation—QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

The following table presents the Bank’s capital position at December 31, 2004. The Bank met each of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$118,232	$28,672	$89,560	6.19%	1.50%
Core (Leverage)	118,232	57,344	60,888	6.19	3.00
Risk-based	128,790	97,311	31,479	10.59	8.00

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. During 2004, FICO payments for SAIF members approximated 1.51 basis points.

The Bank’s assessment rate for fiscal 2004 was zero basis points and the total assessments paid for this period (including the FICO assessment) was $171,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2004, the Bank’s limit on loans to one borrower was $17.7 million, and the Bank’s largest aggregate outstanding balance of loans to one borrower was $11.6 million, which is consistent with the Bank’s conservative lending approach.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2004, the Bank maintained in excess of 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The OTS has notified the Bank that it does not object to the payment of capital dividends, so long as the Bank remains well capitalized after each capital distribution, and also maintains a tier one core leverage ratio above 6.0% after each capital distribution.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2004 totaled $308,000.

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

The Sarbanes-Oxley Act of 2002, generally prohibits loans by the Company to its executive officers and directors. However, the Act contains a specific exemption for loans from the Bank to its executive officers and directors in compliance with Federal banking laws. Under such law, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans must not involve more than the normal risk of repayment and are required to be made on terms substantially the same as those offered to unaffiliated individuals, except for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2004 of $21.3 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2004 taxable year, the Bank is subject to a maximum Federal income tax rate of 35.0%.

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

Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank was required to recapture (i.e., take into taxable income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. Since the Bank satisfied the residential loan requirement provision for 1996 and 1997 as described above, the six year recapture period became effective for the 1998 tax year. As a result of such recapture, the Bank incurred an additional tax liability of approximately $2.3 million. The Bank accrued for this liability in the consolidated financial statements.

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

The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 3.60% (40% of 9%) of taxable income.

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

The Bank conducts its business through its administrative office, which includes a branch office, and 16 other full service offices located in Ocean, Monmouth and Middlesex Counties, through loan production offices and through the administrative and loan production offices of Columbia. The Freehold branch has been leased and is expected to open late in the first quarter of 2005.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration(1)	Net Book Value of Property or Leasehold Improvements at December 31, 2004
				(Dollars in thousands)
Administrative Office:

975 Hooper Avenue Toms River, New Jersey 08754	Owned	1995	—	$7,318

Branch Offices:

Adamston: 385 Adamston Road Brick, New Jersey 08723	Leased	1999	07/31/09	81

Berkeley: Holiday City Plaza 730 Jamaica Boulevard Toms River, New Jersey 08757	Leased	1984	11/30/09	0

Brick: 321 Chambers Bridge Road Brick, New Jersey 08723	Owned	1960	—	875

Concordia: 1 Concordia Shopping Mall 1600 Perinneville Road Monroe, New Jersey 08331	Leased	1985	07/31/10	1

Route 37 West: 55 Bananier Drive Toms River, New Jersey 08755	Leased	2001	10/31/06	1,172

Freehold: Poet’s Square Shopping Center 48 Thoreau Drive Freehold, New Jersey 07728	Leased	2004	01/01/15	0

Jackson: 260 North County Line Road Jackson, New Jersey 08527	Leased	2002	05/01/07	886

Lacey: 900 Lacey Road Forked River, New Jersey 08731	Leased	1997	01/31/18	156

Lake Ridge: 147 Route 70, Suite 1 Toms River, New Jersey 08755	Leased	1998	01/31/18	2

Manahawkin: 205 Route 72 West Manahawkin, NJ 08050	Leased	2001	10/31/11	771

Pavilion: 70 Brick Boulevard Brick, New Jersey 08723	Leased	1989	09/30/18	249

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration(1)	Net Book Value of Property or Leasehold Improvements at December 31, 2004
				(Dollars in thousands)
Point Pleasant Beach: 701 Arnold Avenue Point Pleasant, New Jersey 08742	Owned	1937	—	8

Point Pleasant Boro: 2400 Bridge Avenue Point Pleasant, New Jersey 08742	Owned	1971	—	585

Route 88: 3100 Route 88 Point Pleasant, New Jersey 08742	Leased	2000	03/31/07	620

Spring Lake Heights: 2401 Route 71 Spring Lake Heights, New Jersey 07762	Leased	1999	10/31/09	13

Wall Township: 2445 Route 34 Manasquan, New Jersey 08736	Leased	1999	02/28/10	188

Whiting: Whiting Shopping Center Whiting, New Jersey 08759	Leased	1983	10/31/07	0

Other Properties:

730 Brick Boulevard Brick, New Jersey 08723	Owned	1986	—	375

331 Newman Springs Road, Suite 131 Red Bank, New Jersey 07701	Leased	2004	11/15/09	79

Columbia Home Loans, LLC:

400 Columbus Avenue Valhalla, New York 10595	Leased	2001	07/01/07	130

2950 S. Expressway, Suite 234 Islandia, New York 11749	Leased	2002	03/31/09	0

1700 Galloping Hill Road (2) Kenilworth, New Jersey 07033	Leased	2004	11/30/06	123

623 Stewart Avenue Garden City, New York 11530	Leased	2004	08/31/09	59

901 Black Horse Pike Turnersville, New Jersey 08012	Leased	2004	04/30/05	45

26 Mill Plain Road Danbury, Connecticut 06811	Leased	2004	02/28/05	46

(1)	The Company may also hold options to renew leases for additional terms upon expiration of the current lease.

(2)	The property is also used as a residential loan production office for the Bank.

Item 3.	Legal Proceedings

The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Shareholder Information” on the Inside Back Cover in the Registrant’s 2004 Annual Report to Stockholders and is incorporated herein by reference.

Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2004 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 through October 31, 2004	15,220	$23.78	15,220	850,751
November 1, 2004 through November 30, 2004	31,896	$24.83	31,896	818,855
December 1, 2004 through December 31, 2004	68,800	$24.97	68,800	750,055

On October 23, 2003, the Company announced its intention to repurchase up to 1,341,818 shares, or 10%, of its outstanding common stock.

Item 6.	Selected Financial Data

The above-captioned information appears under “Selected Consolidated Financial and Other Data of the Company” in the Registrant’s 2004 Annual Report to Stockholders on pages 9 and 10 is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2004 Annual Report to Stockholders on pages 11 through 21 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The above captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk” in the Registrant’s 2004 Annual Report to Stockholders on pages 12 through 14 and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant’s 2004 Annual Report to Stockholders on pages 22 through 37 and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm appear in the Registrant’s 2004 Annual Report to Stockholders on pages 38 and 39 and are incorporated herein by reference.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information relating to directors and executive officers of the Registrant and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005 at page 9.

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005 at pages 16 through 20.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management and related shareholders required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005 at pages 8 and 9.

Information regarding the Company’s equity compensation plans existing as of December 31, 2004 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,215,514	$15.47	504,990
Equity compensation plans not approved by security holders	—	—	—
Total	2,215,514	$15.47	504,990

Item 13.	Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005 at page 24.

Item 14.	Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on April 21, 2005 at page 13.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2004 Annual Report to Stockholders.

PAGE
Report of Independent Registered Public Accounting Firm	37

Consolidated Statements of Financial Condition at December 31, 2004 and 2003	22

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	23

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	25

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002	26-36

The remaining information appearing in the 2004 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(a)	The following exhibits are filed as part of this report.

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Equities, Ltd.) and Columbia Equities, Ltd. and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)

3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)

3.2	Bylaws of OceanFirst Financial Corp. (6)

3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)

4.0	Stock Certificate of OceanFirst Financial Corp.(1)

10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)

10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)

10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)

10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)

10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)

10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)

10.7	OceanFirst Bank Performance Achievement Awards Program (1)

10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)

10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Robert M. Pardes (1)

10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Robert M. Pardes (1)

10.11	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly, Joseph R. Iantosca and Vito R. Nardelli (filed herewith)

10.12	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly, Joseph R. Iantosca and Vito R. Nardelli (filed herewith)

10.13	2000 Stock Option Plan (5)

10.14	Form of Employment Agreement between Columbia Equities, Ltd. and Robert M. Pardes (6).

10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)

10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (filed herewith)

10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (filed herewith)

13.0	Portions of 2004 Annual Report to Stockholders (filed herewith)

21.0	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries”

23.0	Consent of KPMG LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (filed herewith)

99.1	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.

(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.

(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.

(4)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.

(5)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.

(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.

(7)	Incorporated herein by reference from the Form 14-A Definitive Proxy Statement filed on March 21, 2003.

(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.

By:	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board,
President and
Chief Executive Officer and
Director

Date:	March 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino	March 8, 2005
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

/s/ Michael J. Fitzpatrick	March 8, 2005
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)

/s/ Joseph J. Burke	March 8, 2005
Joseph J. Burke
Director

/s/ Thomas F. Curtin	March 8, 2005
Thomas F. Curtin
Director

/s/ Carl Feltz, Jr.	March 8, 2005
Carl Feltz, Jr.
Director

/s/ John W. Chadwick	March 8, 2005
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 8, 2005
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 8, 2005
Diane F. Rhine
Director

/s/ James T. Snyder	March 8, 2005
James T. Snyder
Director

/s/ John E. Walsh	March 8, 2005
John E. Walsh
Director