Form 10-Q
period 2005-03-31
OCEANFIRST FINANCIAL CORP
filed 2005-05-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 4, 2005, there were 12,827,481 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$44,575	$74,021
Investment securities available for sale	85,616	83,960
Federal Home Loan Bank of New York stock, at cost	20,650	21,250
Mortgage-backed securities available for sale	115,599	124,478
Loans receivable, net	1,507,193	1,472,907
Mortgage loans held for sale	40,736	63,961
Interest and dividends receivable	6,261	6,033
Real estate owned, net	288	288
Premises and equipment, net	16,058	16,037
Servicing asset	9,105	8,790
Bank Owned Life Insurance	35,263	34,990
Intangible Assets	1,350	1,376
Other assets	7,225	6,184

Total assets	$1,889,919	$1,914,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,298,209	$1,270,535
Securities sold under agreements to repurchase with retail customers	49,194	45,072
Securities sold under agreements to repurchase with the Federal Home Loan Bank	101,000	106,000
Federal Home Loan Bank advances	284,000	312,000
Advances by borrowers for taxes and insurance	8,026	6,289
Other liabilities	14,846	36,423

Total liabilities	1,755,275	1,776,319

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,831,281 and 13,024,204 shares outstanding at March 31, 2005 and December 31, 2004, respectively	272	272
Additional paid-in capital	194,660	193,723
Retained earnings	159,454	157,575
Accumulated other comprehensive loss	(1,547)	(667)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(8,357)	(8,652)
Treasury stock, 14,346,091 and 14,153,168 shares at March 31, 2005 and December 31, 2004, respectively	(209,838)	(204,295)

Total stockholders’ equity	134,644	137,956

Total liabilities and stockholders’ equity	$1,889,919	$1,914,275

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended March 31,
	2005	2004
	(Unaudited)
Interest income:
Loans	$21,773	$20,189
Mortgage-backed securities	1,094	855
Investment securities and other	1,454	986

Total interest income	24,321	22,030

Interest expense:
Deposits	4,692	3,486
Borrowed funds	4,452	4,784

Total interest expense	9,144	8,270

Net interest income	15,177	13,760

Provision for loan losses	50	50

Net interest income after provision for loan losses	15,127	13,710

Other income:
Loan servicing income	41	63
Fees and service charges	2,182	1,936
Net gain on sales of loans available for sale	3,340	2,331
Net (loss) income from other real estate operations	(1)	3
Income from Bank Owned Life Insurance	273	330
Other	38	6

Total other income	5,873	4,669

Operating expenses:
Compensation and employee benefits	7,529	6,689
Occupancy	1,069	874
Equipment	634	545
Marketing	698	203
Federal deposit insurance	125	120
Data processing	783	735
General and administrative	2,531	2,266

Total operating expenses	13,369	11,432

Income before provision for income taxes	7,631	6,947
Provision for income taxes	2,685	2,469

Net income	$4,946	$4,478

Basic earnings per share	$0.41	$0.37

Diluted earnings per share	$0.40	$0.35

Average basic shares outstanding	11,971	12,165

Average diluted shares outstanding	12,468	12,848

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2003	$272	$189,615	$150,804	$(3,400)	$(9,911)	$(192,718)	$134,662

Comprehensive income:
Net income	—	—	4,478	—	—	—	4,478
Other comprehensive income:
Unrealized gain on securities (net of tax expense $1,728)	—	—	—	2,666	—	—	2,666

Total comprehensive income							7,144

Tax benefit of stock plans	—	1,291	—	—	—	—	1,291
Purchase 249,522 shares of common stock	—	—	—	—	—	(6,256)	(6,256)
Allocation of ESOP stock	—	—	—	—	316	—	316
ESOP adjustment	—	631	—	—	—	—	631
Cash dividend - $.20 per share	—	—	(2,441)	—	—	—	(2,441)
Exercise of stock options	—	—	(1,127)	—	—	3,388	2,261

Balance at March 31, 2004	$272	$191,537	$151,714	$(734)	$(9,595)	$(195,586)	$137,608

Balance at December 31, 2004	$272	$193,723	$157,575	$(667)	$(8,652)	$(204,295)	$137,956

Comprehensive income:
Net income	—	—	4,946	—	—	—	4,946
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $607)	—	—	—	(880)	—	—	(880)

Total comprehensive income							4,066

Stock award	—	23	—		—	—	23
Tax benefit of stock plans	—	387	—	—	—	—	387
Purchase 302,113 shares of common stock	—	—	—	—	—	(7,148)	(7,148)
Allocation of ESOP stock	—	—	—	—	295	—	295
ESOP adjustment	—	527	—	—	—	—	527
Cash dividend - $.20 per share	—	—	(2,414)	—	—	—	(2,414)
Exercise of stock options	—	—	(653)	—	—	1,605	952

Balance at March 31, 2005	$272	$194,660	$159,454	$(1,547)	$(8,357)	$(209,838)	$134,644

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$4,946	$4,478

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	514	513
Amortization of ESOP	295	316
ESOP adjustment	527	631
Tax benefit of stock plans	387	1,291
Stock award	23	—
Amortization of servicing asset	556	486
Amortization of intangible assets	26	26
Net premium amortization in excess of discount accretion on securities	237	229
Net amortization of deferred fees and discounts on loans	128	123
Provision for loan losses	50	50
Net gain on sales of real estate owned	—	(5)
Net gain on sale of fixed assets	(28)	—
Net gain on sales of loans and securities	(3,340)	(2,331)
Proceeds from sales of mortgage loans held for sale	163,899	91,651
Mortgage loans originated for sale	(138,205)	(103,572)
Increase in value of Bank Owned Life Insurance	(273)	(330)
Increase in interest and dividends receivable	(228)	(479)
Increase in other assets	(434)	(1,942)
Decrease in other liabilities	(21,577)	(4,238)

Total adjustments	2,557	(17,581)

Net cash provided by (used in) operating activities	7,503	(13,103)

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(34,464)	8,708
Purchase of investment securities available for sale	(2,043)	(802)
Purchase of mortgage-backed securities available for sale	—	(51,337)
Proceeds from maturities of investment securities available for sale	—	1,755
Principal payments on mortgage-backed securities available for sale	7,542	8,329
Decrease (increase) in Federal Home Loan Bank of New York stock	600	(2,805)
Proceeds from sales of real estate owned	—	257
Proceeds from sale of fixed assets	49	—
Purchases of premises and equipment	(556)	(386)

Net cash used in investing activities	(28,872)	(36,281)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2005	2004
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$27,674	$(8,909)
Increase in short-term borrowings	4,122	4,326
Proceeds from securities sold under agreements to repurchase with the Federal Home Loan Bank	—	20,000
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	(5,000)	—
Proceeds from Federal Home Loan Bank advances	19,000	40,000
Repayments of Federal Home Loan Bank advances	(47,000)	(3,000)
Increase in advances by borrowers for taxes and insurance	1,737	503
Exercise of stock options	952	2,261
Dividends paid	(2,414)	(2,441)
Purchase of treasury stock	(7,148)	(6,256)

Net cash (used in) provided by financing activities	(8,077)	46,484

Net decrease in cash and due from banks	(29,446)	(2,900)

Cash and due from banks at beginning of period	74,021	36,172

Cash and due from banks at end of period	$44,575	$33,272

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,510	$8,289
Income taxes	8,710	6,939

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC, OceanFirst REIT Holdings, Inc. and OceanFirst Services, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2004.

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

	Three months ended March 31,
	2005	2004
Net income – as reported	$4,946	$4,478

Stock-based compensation expense included in reported net income, net of related tax effects	15	—
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(184)	(119)

Net stock-based compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects.	(169)	(119)

Net income – pro forma	$4,777	$4,359

Basic earnings per share:
As reported	$.41	$.37

Pro forma	$.40	$.36

Diluted earnings per share:
As reported	$.40	$.35

Pro forma	$.38	$.34

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
Weighted average shares issued net of Treasury shares	13,000	13,357
Less: Unallocated ESOP shares	(1,008)	(1,156)
Unallocated incentive award shares	(21)	(36)

Average basic shares outstanding	11,971	12,165
Add: Effect of dilutive securities:
Stock options	481	655
Incentive awards	16	28

Average diluted shares outstanding	12,468	12,848

Comprehensive Income

For the three month periods ended March 31, 2005 and 2004, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $4,066,000 and $7,144,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Real estate:
One- to four-family	$1,118,155	$1,126,585
Commercial real estate, multi-family and land	252,725	243,299
Construction	17,735	19,189
Consumer	109,820	99,279
Commercial	62,275	61,290

Total loans	1,560,710	1,549,642

Loans in process	(5,657)	(5,970)
Deferred origination costs, net	3,615	3,888
Unearned discount	(4)	(4)
Allowance for loan losses	(10,735)	(10,688)

Total loans, net	1,547,929	1,536,868

Less: Mortgage loans held for sale	40,736	63,961

Loans receivable, net	$1,507,193	$1,472,907

Note 3. Deposits

The major types of deposits at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31, 2005	December 31, 2004
Type of Account

Non-interest-bearing	$112,118	$106,492
Interest-bearing checking accounts	311,232	297,919
Money market deposit	140,598	142,893
Savings	267,989	250,032
Time deposits	466,272	473,199

	$1,298,209	$1,270,535

Note 4. Recent Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard. The Company is currently evaluating the transition provisions of Statement 123R and does not know the impact on the consolidated financial statements at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Summary

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, merchant credit card services, deposit accounts, the sale of alternative investments, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, data processing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

After declining to relatively low levels in early 2004, interest rates have steadily risen over the past year. The previously low interest rate environment generally had an adverse effect on the Company’s operating results. Prepayments on loans and mortgage-backed securities caused asset yields to decline at a faster rate than the cost of liabilities, causing the Company’s net interest margin to contract. The more recent rising rate environment reduced prepayment activity and caused the Company’s net interest margin to expand.

The Company continues to focus on growing loans receivable, while limiting credit and interest rate risk exposure. The Company opened a joint residential/commercial loan production office in Monmouth County in late 2004. In the third quarter of 2004, the Company expanded its loan production platform through the acquisition of a consumer direct lending operation by Columbia Home Loans, LLC, the Company’s mortgage banking subsidiary. The acquisition increased the volume of loans sold by the Company and related gain on sale and was also partially responsible for the increase in operating expenses.

While the Company continues to focus on growing core deposits (defined as all deposits other than time deposits) the rise in interest rates provided the Company with an opportunity to be more competitive in the market for time deposits within established pricing guidelines. Both core and time deposit balances increased over the past year. In future periods, deposit growth will benefit from the opening of the Company’s eighteenth branch office in Freehold late in the first quarter of 2005.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2005 and 2004. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended March 31,
	2005			2004
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$15,811	$96	2.43%	$9,181	$23	1.00%
Investment securities	85,942	1,191	5.54	85,578	890	4.16
FHLB stock	20,377	167	3.28	20,683	73	1.41
Mortgage-backed securities	121,217	1,094	3.61	99,137	855	3.45
Loans receivable, net (1)	1,546,749	21,773	5.63	1,425,002	20,189	5.67

Total interest-earning assets	1,790,096	24,321	5.43	1,639,581	22,030	5.37

Non-interest-earning assets	101,503			93,758

Total assets	$1,891,599			$1,733,339

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$723,493	1,576	0.87	$654,522	933	0.57
Time deposits	462,209	3,116	2.70	381,993	2,553	2.67

Total	1,185,702	4,692	1.58	1,036,515	3,486	1.35
Borrowed funds	442,815	4,452	4.02	444,977	4,784	4.30

Total interest-bearing liabilities	1,628,517	9,144	2.25	1,481,492	8,270	2.23

Non-interest-bearing deposits	109,120			103,991
Non-interest-bearing liabilities	17,541			14,483

Total liabilities	1,755,178			1,599,966
Stockholders’ equity	136,421			133,373

Total liabilities and stockholders’ equity	$1,891,599			$1,733,339

Net interest income		$15,177			$13,760

Net interest rate spread (2)			3.18%			3.14%

Net interest margin (3)			3.39%			3.36%

(1)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets at March 31, 2005 were $1.890 billion, a decrease of $24.4 million, compared to $1.914 billion at December 31, 2004.

Loans receivable, net increased by $34.3 million to a balance of $1.507 billion at March 31, 2005, compared to a balance of $1.473 billion at December 31, 2004. Commercial and commercial real estate loans outstanding increased $10.4 million.

Deposit balances increased $27.7 million to $1.298 billion at March 31, 2005 from $1.271 billion at December 31, 2004. Core deposits (all deposits except time deposits), a key emphasis for the Company, increased by $34.6 million, while time deposits decreased by $6.9 million.

Total Federal Home Loan Bank borrowings, consisting of securities sold under agreements to repurchase and advances, decreased $33.0 million to $385.0 million at March 31, 2005, compared to a balance of $418.0 million at December 31, 2004. The Company utilized excess cash and due from bank balances and deposit flows to retire the Federal Home Loan Bank borrowings.

Stockholders’ equity at March 31, 2005 decreased to $134.6 million, compared to $138.0 million at December 31, 2004. The Company repurchased 302,113 shares of common stock during the three months ended March 31, 2005 at a total cost of $7.1 million. Under the 10% repurchase program authorized by the Board of Directors in October 2003, 447,942 shares remain to be purchased as of March 31, 2005. The cost of the share repurchases was partly offset by net income, proceeds from stock option exercises and the related tax benefit, and Employee Stock Ownership Plan amortization.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

General

Net income increased to $4.9 million for the three months ended March 31, 2005, as compared to net income of $4.5 million for the three months ended March 31, 2004. Diluted earnings per share increased to $.40 for the three months ended March 31, 2005, as compared to $.35 for the same prior year period. Earnings per share was favorably affected by the Company’s repurchase program, which reduced the average diluted shares outstanding.

Interest Income

Interest income for the three months ended March 31, 2005 was $24.3 million, compared to $22.0 million for the three months ended March 31, 2004. The yield on interest-earning assets increased slightly to 5.43% for the three months ended March 31, 2005, as compared to 5.37% for the same prior year period. Average interest-earning assets increased by $150.5 million for the three months ended March 31, 2005 as compared to the same prior year period. The growth was concentrated in average loans receivable which grew $121.7 million, or 8.5%.

Interest Expense

Interest expense for the three months ended March 31, 2005 was $9.1 million compared to $8.3 million for the three months ended March 31, 2004. The cost of interest-bearing liabilities increased to 2.25% for the three months ended March 31, 2005, as compared to 2.23% in the same prior year period. Average interest-bearing liabilities increased by $147.0 million for the three months ended March 31, 2005 as compared to the same prior year period. The growth was concentrated in interest-bearing deposits which grew $149.2 million, or 14.4%.

Net Interest Income

Net interest income for the three months ended March 31, 2005 increased to $15.2 million, as compared to $13.8 million in the same prior year period. The net interest margin increased slightly to 3.39% for the three months ended March 31, 2005 from 3.36% in the same prior year period. Net interest income benefited from the increase in average interest-earning assets as noted above.

Provision for Loan Losses

For the three months ended March 31, 2005 and 2004, the Company’s provision for loan losses was unchanged at $50,000. Although total loans receivable increased, non-performing loans decreased to $2.7 million from $3.5 million at December 31, 2004 and $3.4 million at March 31, 2004. Net charge-offs for the three months ended March 31, 2005 amounted to a modest $3,000.

Other Income

Other income was $5.9 million for the three months ended March 31, 2005, compared to $4.7 million for the same prior year period. For the three months ended March 31, 2005, the Company recorded gains of $3.3 million on the sale of loans and securities available for sale, as compared to gains of $2.3 million in the same prior year period. Loans sold for the three month period ended March 31, 2005 increased to $160.6 million from $89.3 million in the same prior year period. In the third quarter of 2004, the Company expanded its loan production platform through the acquisition of a consumer direct lending operation by Columbia Home Loans, LLC. Fees and service charges increased $246,000 for the three months ended March 31, 2005, as compared to the same prior year period primarily related to increases in investment services and trust fees.

Operating Expenses

Operating expenses were $13.4 million for the three months ended March 31, 2005, as compared to $11.4 million in the same prior year period. The increase was partly due to the costs related to the third quarter 2004 acquisition of a consumer direct lending operation.

Provision for Income Taxes

Income tax expense was $2.7 million for the three months ended March 31, 2005, as compared to $2.5 million for the same prior year period. The effective tax rates varied only slightly at 35.2% for the three months ended March 31, 2005 as compared to 35.5% for the same prior year period.

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

At March 31, 2005 and December 31, 2004, the Company had no outstanding overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $385.0 million at March 31, 2005, a decrease from $418.0 million at December 31, 2004. The decrease in borrowings was funded by a reduction in cash and due from banks and increased deposits.

The Company’s cash needs for the three months ended March 31, 2005, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, a reduction in total borrowings and the repurchase of common stock. For the three months ended March 31, 2004, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities, the funding of deposit outflows and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans. At March 31, 2005, outstanding commitments to originate loans totaled $274.4 million; outstanding unused lines of credit totaled $148.6 million; and outstanding commitments to sell loans totaled $40.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $252.3 million at March 31, 2005. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the three months ended March 31, 2005, the Company purchased 302,113 shares of common stock at a total cost of $7.1 million compared with purchases of 249,522 shares for the three months ended March 31, 2004 at an aggregate cost of $6.3 million. At March 31, 2005, there were 447,942 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first three months of 2005 were $2.4 million, unchanged from the same prior year period. On April 20, 2005, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on May 13, 2005 to stockholders of record at the close of business on April 29, 2005.

The primary source of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, is capital distributions from the banking subsidiary. For the first three months of 2005, OceanFirst Financial Corp. received $5.0 million in dividend payments from OceanFirst Bank. The primary use of these funds is the payment of dividends to shareholders and the repurchase of common stock. OceanFirst Financial Corp.’s ability to continue these activities is partly dependent upon capital distributions from OceanFirst Bank. Applicable Federal law or the Bank’s regulator, may limit the amount of capital distributions OceanFirst Bank may make.

At March 31, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $119.0 million, or 6.3% of total adjusted assets, which is above the required level of $28.3 million or 1.5%; core capital of $119.0 million or 6.3% of total adjusted assets, which is above the required level of $56.6 million, or 3.0%; and risk-based capital of $129.5 million, or 10.5% of risk-weighted assets, which is above the required level of $98.4 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $40.0 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2005 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$434,194	$134,194	$164,000	$111,000	$25,000
Commitments to Originate Loans	274,425	274,425	—	—	—
Commitments to Fund Unused Lines of Credit	148,637	148,637	—	—	—

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

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-accrual loans and Real Estate Owned (“REO”). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to four-family	$1,073	$1,337
Commercial real estate, multi-family and land	172	744
Consumer	420	784
Commercial	1,071	623

Total non-performing loans	2,736	3,488
REO, net	288	288

Total non-performing assets	$3,024	$3,776

Allowance for loan losses as a percent of total loans receivable	.69%	.69%
Allowance for loan losses as percent of total non-performing loans	392.36	306.42
Non-performing loans as a percent of total loans receivable	.18	.23
Non-performing assets as a percent of total assets	.16	.20

The Company also classifies assets in accordance with certain regulatory guidelines. At March 31, 2005 the Bank had $12.5 million classified as Special Mention, $4.1 million classified as Substandard and $609,000 classified as Doubtful as compared to $12.3 million, $5.1 million and $226,000, respectively, classified as Special Mention, Substandard and Doubtful at December 31, 2004.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company.

These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, BUSINESS of the Company’s 2004 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored by management through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2005 the Company’s one-year gap was positive 6.54% as compared to positive 5.14% at December 31, 2004.

At March 31, 2005 (dollars in thousands)	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$13,963	$—	$—	$—	$—	$13,963
Investment securities	75,471	2,804	—	—	8,599	86,874
FHLB stock	—	—	—	—	20,650	20,650
Mortgage-backed securities	8,955	24,504	35,390	47,408	698	116,955
Loans receivable (2)	253,189	262,381	507,976	314,249	217,258	1,555,053

Total interest-earning assets	351,578	289,689	543,366	361,657	247,205	1,793,495

Interest-bearing liabilities:
Money market deposit accounts	7,253	19,590	39,290	74,465	—	140,598
Savings accounts	13,825	37,340	74,889	141,935	—	267,989
Interest-bearing checking accounts	16,055	43,365	86,974	164,838	—	311,232
Time deposits	86,053	166,260	134,257	60,847	18,855	466,272
FHLB advances	10,000	53,000	126,000	70,000	25,000	284,000
Securities sold under agreements to repurchase	58,194	13,000	38,000	41,000	—	150,194

Total interest-bearing liabilities	191,380	332,555	499,410	553,085	43,855	1,620,285

Interest sensitivity gap (3)	$160,198	$(42,866)	$43,956	$(191,428)	$203,350	$173,210

Cumulative interest sensitivity gap	$160,198	$117,332	$161,288	$(30,140)	$173,210	$173,210

Cumulative interest sensitivity gap as a percent of total interest-earning assets	8.93%	6.54%	8.99%	(1.68)%	9.66%	9.66%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2005 and December 31, 2004. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2004.

	March 31, 2005					December 31, 2004
Change in Interest Rates in Basis Points (Rate Shock) (dollars in thousands)	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
200	$193,419	(11.0)%	10.8%	$59,716	1.6%	$185,995	(9.7)%	10.1%	$59,967	1.9%
100	211,197	(2.8)	11.4	59,526	1.2	200,162	(2.8)	10.6	59,661	1.4
Static	217,329	—	11.5	58,802	—	205,868	—	10.7	58,856	—
(100)	212,105	(2.4)	11.1	57,395	(2.4)	204,583	(0.6)	10.5	57,699	(2.7)

Item 4. Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2005 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 through January 31, 2005	0	$—	0	750,055
February 1, 2005 through February 28, 2005	101,113	$23.72	101,113	648,942
March 1, 2005 through March 31, 2005	201,000	$23.63	201,000	447,942

On October 22, 2003 the Company announced its intention to repurchase up to 1,341,818 shares, or 10%, of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 21, 2005. The following directors were elected for terms of three years: Joseph J. Burke, John R. Garbarino and James G. Kiley. The following proposals were voted on by the stockholders:

	Proposal	For	Against	Withheld/ Abstain	Broker Non-Votes
1)	Election of Directors

	Joseph J. Burke	11,825,095	—	47,188	—
	John R. Garbarino	11,591,928	—	280,355	—
	James G. Kiley	11,810,185	—	62,098	—

2)	Ratification of the Appointment	11,772,466	74,146	25,668	3
	of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.

Item 5. Other Information

During the three months ended March 31, 2005, Messrs. Garbarino, Fitzpatrick, Pardes, Kelly and Iantosca, (“Named Executive Officers”) received restricted stock awards with a value of $39,565, $15,226, $11,420, $7,798 and $6,390, respectively. Additionally, during this period, Messrs. Garbarino, Fitzpatrick, Pardes, Kelly and Iantosca, received stock option grants for 3,430, 1,320, 990, 676 and 554 shares, respectively. On January 19, 2005, Director Joseph Burke received restricted stock awards with a value of $23,070. On February 16, 2005 the Board of Directors of OceanFirst Bank resolved to extend the Employment Agreements for Messrs. Garbarino, Fitzpatrick and Pardes to their original three year terms with an expiration date of December 31, 2007. The Board also resolved to extend the Change-In-Control Agreements for Messrs. Kelly and Iantosca to their original two year terms with an expiration date of December 31, 2006.

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

OceanFirst Financial Corp.
Registrant

DATE: May 10, 2005	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: May 10, 2005	/s/ Michael Fitzpatrick
Michael Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	19

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	20

32.0	Section 1350 Certifications	21