Form 10-Q
period 2005-06-30
OCEANFIRST FINANCIAL CORP
filed 2005-08-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 3, 2005, there were 12,755,011 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$45,832	$74,021
Investment securities available for sale	85,412	83,960
Federal Home Loan Bank of New York stock, at cost	19,500	21,250
Mortgage-backed securities available for sale	105,687	124,478
Loans receivable, net	1,573,554	1,472,907
Mortgage loans held for sale	71,985	63,961
Interest and dividends receivable	6,860	6,033
Real estate owned, net	288	288
Premises and equipment, net	15,795	16,037
Servicing asset	9,356	8,790
Bank Owned Life Insurance	35,525	34,990
Intangible Assets	1,324	1,376
Other assets	6,646	6,184

Total assets	$1,977,764	$1,914,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,357,161	$1,270,535
Securities sold under agreements to repurchase with retail customers	64,158	45,072
Securities sold under agreements to repurchase with the Federal Home Loan Bank	69,000	106,000
Federal Home Loan Bank advances	321,000	312,000
Advances by borrowers for taxes and insurance	8,760	6,289
Other liabilities	22,399	36,423

Total liabilities	1,842,478	1,776,319

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,742,633 and 13,024,204 shares outstanding at June 30, 2005 and December 31, 2004, respectively	272	272
Additional paid-in capital	195,915	193,723
Retained earnings	160,866	157,575
Accumulated other comprehensive loss	(1,011)	(667)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(8,061)	(8,652)
Treasury stock, 14,434,739 and 14,153,168 shares at June 30, 2005 and December 31, 2004, respectively	(212,695)	(204,295)

Total stockholders’ equity	135,286	137,956

Total liabilities and stockholders’ equity	$1,977,764	$1,914,275

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest income:
Loans	$22,757	$20,405	$44,530	$40,593
Mortgage-backed securities	967	1,194	2,061	2,050
Investment securities and other	1,136	546	2,591	1,532

Total interest income	24,860	22,145	49,182	44,175

Interest expense:
Deposits	5,326	3,490	10,018	6,976
Borrowed funds	4,605	5,147	9,058	9,931

Total interest expense	9,931	8,637	19,076	16,907

Net interest income	14,929	13,508	30,106	27,268

Provision for loan losses	200	50	250	100

Net interest income after provision for loan losses	14,729	13,458	29,856	27,168

Other income:
Loan servicing income	60	83	101	145
Fees and service charges	2,388	2,084	4,570	4,020
Net gain on sales of loans available for sale	3,204	2,028	6,544	4,359
Net loss from other real estate operations	—	(3)	(1)	—
Income from Bank Owned Life Insurance	262	315	535	645
Other	4	6	42	13

Total other income	5,918	4,513	11,791	9,182

Operating expenses:
Compensation and employee benefits	7,484	6,494	15,013	13,183
Occupancy	1,106	919	2,175	1,793
Equipment	641	540	1,275	1,084
Marketing	764	442	1,463	645
Federal deposit insurance	128	120	253	240
Data processing	773	735	1,556	1,470
General and administrative	2,261	2,428	4,791	4,694

Total operating expenses	13,157	11,678	26,526	23,109

Income before provision for income taxes	7,490	6,293	15,121	13,241
Provision for income taxes	2,615	2,272	5,300	4,741

Net income	$4,875	$4,021	$9,821	$8,500

Basic earnings per share	$0.41	$0.33	$0.83	$0.70

Diluted earnings per share	$0.40	$0.32	$0.80	$0.67

Average basic shares outstanding	11,818	12,158	11,892	12,161

Average diluted shares outstanding	12,194	12,656	12,315	12,716

See	accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2003	$272	$189,615	$150,804	$(3,400)	$(9,911)	$(192,718)	$134,662

Comprehensive income:
Net income	—	—	8,500	—	—	—	8,500
Other comprehensive income:
Unrealized gain on securities (net of tax expense $645)	—	—	—	936	—	—	936

Total comprehensive income							9,436

Tax benefit of stock plans	—	1,373	—	—	—	—	1,373
Purchase 392,254 shares of common stock	—	—	—	—	—	(9,485)	(9,485)
Allocation of ESOP stock	—	—	—	—	630	—	630
ESOP adjustment	—	1,173	—	—	—	—	1,173
Cash dividend - $.40 per share	—	—	(4,879)	—	—	—	(4,879)
Exercise of stock options	—	—	(1,175)	—	—	3,753	2,578

Balance at June 30, 2004	$272	$192,161	$153,250	$(2,464)	$(9,281)	$(198,450)	$135,488

Balance at December 31, 2004	$272	$193,723	$157,575	$(667)	$(8,652)	$(204,295)	$137,956

Comprehensive income:
Net income	—	—	9,821	—	—	—	9,821
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $237)	—	—	—	(344)	—	—	(344)

Total comprehensive income							9,477

Stock award	—	103	—		—	—	103
Tax benefit of stock plans	—	1,089	—	—	—	—	1,089
Purchase 504,013 shares of common stock	—	—	—	—	—	(11,586)	(11,586)
Allocation of ESOP stock	—	—	—	—	591	—	591
ESOP adjustment	—	1,000	—	—	—	—	1,000
Cash dividend - $.40 per share	—	—	(4,775)	—	—	—	(4,775)
Exercise of stock options	—	—	(1,755)	—	—	3,186	1,431

Balance at June 30, 2005	$272	$195,915	$160,866	$(1,011)	$(8,061)	$(212,695)	$135,286

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$9,821	$8,500

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	1,027	1,012
Amortization of ESOP	591	630
ESOP adjustment	1,000	1,173
Tax benefit of stock plans	1,089	1,373
Stock award	103	—
Amortization of servicing asset	1,123	947
Amortization of intangible assets	52	53
Net premium amortization in excess of discount accretion on securities	471	625
Net amortization of deferred fees and discounts on loans	317	128
Provision for loan losses	250	100
Net gain on sales of real estate owned	—	(5)
Net gain on sale of fixed assets	(28)	—
Net gain on sales of loans	(6,544)	(4,359)
Proceeds from sales of mortgage loans held for sale	333,185	172,933
Mortgage loans originated for sale	(336,354)	(195,581)
Increase in value of Bank Owned Life Insurance	(535)	(645)
Increase in interest and dividends receivable	(827)	(757)
Increase in other assets	(224)	(770)
Decrease in other liabilities	(14,026)	(385)

Total adjustments	(19,330)	(23,528)

Net cash used in operating activities	(9,509)	(15,028)

Cash flows from investing activities:
Net increase in loans receivable	(101,214)	(34,258)
Purchase of investment securities available for sale	(2,043)	(802)
Purchase of mortgage-backed securities available for sale	—	(82,844)
Proceeds from maturities of investment securities available for sale	—	1,755
Principal payments on mortgage-backed securities available for sale	18,331	21,112
Decrease (increase) in Federal Home Loan Bank of New York stock	1,750	(4,540)
Proceeds from sales of real estate owned	—	257
Proceeds from sale of fixed assets	49	—
Purchases of premises and equipment	(806)	(725)

Net cash used in investing activities	(83,933)	(100,045)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2005	2004
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$86,626	$43,458
Increase in short-term borrowings	38,086	13,246
Proceeds from securities sold under agreements to repurchase with the Federal Home Loan Bank	—	40,000
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	(11,000)	(6,000)
Proceeds from Federal Home Loan Bank advances	24,000	74,000
Repayments of Federal Home Loan Bank advances	(60,000)	(26,000)
Increase in advances by borrowers for taxes and insurance	2,471	792
Exercise of stock options	1,431	2,578
Dividends paid	(4,775)	(4,879)
Purchase of treasury stock	(11,586)	(9,485)

Net cash provided by financing activities	65,253	127,710

Net (decrease) increase in cash and due from banks	(28,189)	12,637

Cash and due from banks at beginning of period	74,021	36,172

Cash and due from banks at end of period	$45,832	$48,809

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$19,421	$16,615
Income taxes	9,033	7,163
Non cash activities:
Transfer of securities sold under agreements to repurchase to advances	26,000	10,000

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income – as reported	$4,875	$4,021	$9,821	$8,500

Stock-based compensation expense included in reported net income, net of related tax effects	15	—	67	—
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(186)	(135)	(407)	(255)

Net stock-based compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects.	(171)	(135)	(340)	(255)

Net income – pro forma	$4,704	$3,886	$9,481	$8,245

Basic earnings per share:
As reported	$.41	$.33	$.83	$.70

Pro forma	$.40	$.32	$.80	$.68

Diluted earnings per share:
As reported	$.40	$.32	$.80	$.67

Pro forma	$.39	$.31	$.77	$.65

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average shares issued net of Treasury shares	12,810	13,309	12,905	13,333
Less: Unallocated ESOP shares	(974)	(1,119)	(991)	(1,138)
Unallocated incentive award shares	(18)	(32)	(22)	(34)

Average basic shares outstanding	11,818	12,158	11,892	12,161
Add: Effect of dilutive securities:
Stock options	361	473	406	528
Incentive awards	15	25	17	27

Average diluted shares outstanding	12,194	12,656	12,315	12,716

Comprehensive Income

For the three month periods ended June 30, 2005 and 2004, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $5,411,000 and $2,291,000, respectively. For the six months ended June 30, 2005 and 2004, total comprehensive income amounted to $9,477,000 and $9,436,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Real estate:
One- to four-family	$1,183,007	$1,126,585
Commercial real estate, multi- family and land	270,643	243,299
Construction	15,554	19,189
Consumer	124,536	99,279
Commercial	64,207	61,290

Total loans	1,657,947	1,549,642

Loans in process	(5,882)	(5,970)
Deferred origination costs, net	3,991	3,888
Unearned discount	(3)	(4)
Allowance for loan losses	(10,514)	(10,688)

Total loans, net	1,645,539	1,536,868

Less: Mortgage loans held for sale	71,985	63,961

Loans receivable, net	$1,573,554	$1,472,907

Note 3. Deposits

The major types of deposits at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30, 2005	December 31, 2004
Type of Account

Non-interest-bearing	$125,928	$106,492
Interest-bearing checking accounts	332,233	297,919
Money market deposit	138,503	142,893
Savings	262,306	250,032
Time deposits	498,191	473,199

	$1,357,161	$1,270,535

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retroactive application to prior periods’ financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

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

After declining to relatively low levels in early 2004, interest rates have steadily risen over the past year, especially at the shorter end of the yield curve. The previously low interest rate environment generally had an adverse effect on the Company’s operating results. Prepayments on loans and mortgage-backed securities caused asset yields to decline at a faster rate than the cost of liabilities, causing the Company’s net interest margin to contract. The more recent rising rate environment reduced prepayment activity and caused the Company’s net interest margin to expand.

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

While the Company continues to focus on growing core deposits (defined as all deposits other than time deposits) the rise in interest rates and the muted reaction of competitors provided the Company with an opportunity to be more competitive in the market for time deposits within established pricing guidelines. Both core and time deposit balances increased over the past year. Deposit growth also benefited from the opening of the Company’s eighteenth branch office in Freehold late in the first quarter of 2005.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and six months ended June 30, 2005 and 2004. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2005			2004
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$13,234	$98	2.96%	$10,781	$28	1.04%
Investment securities (1)	86,883	803	3.70	85,477	437	2.04
FHLB stock	19,802	235	4.75	23,659	81	1.37
Mortgage-backed securities (1)	112,397	967	3.44	147,860	1,194	3.23
Loans receivable, net (2)	1,590,601	22,757	5.72	1,450,303	20,405	5.63

Total interest-earning assets	1,822,917	24,860	5.45	1,718,080	22,145	5.16

Non-interest-earning assets	100,779			96,984

Total assets	$1,923,696			$1,815,064

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$726,798	1,757	0.97	$668,862	959	0.57
Time deposits	487,151	3,569	2.93	388,212	2,531	2.61

Total	1,213,949	5,326	1.75	1,057,074	3,490	1.32
Borrowed funds	443,728	4,605	4.15	500,461	5,147	4.11

Total interest-bearing liabilities	1,657,677	9,931	2.40	1,557,535	8,637	2.22

Non-interest-bearing deposits	120,869			111,841
Non-interest-bearing liabilities	10,585			9,940

Total liabilities	1,789,131			1,679,316
Stockholders’ equity	134,565			135,748

Total liabilities and stockholders’ equity	$1,923,696			$1,815,064

Net interest income		$14,929			$13,508

Net interest rate spread (3)			3.05%			2.94%

Net interest margin (4)			3.28%			3.14%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2005			2004
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short term investments	$14,358	$194	2.70%	$9,957	$50	1.00%
Investment securities (1)	86,422	1,995	4.62	85,519	1,327	3.10
FHLB stock	20,086	402	4.00	22,186	155	1.40
Mortgage-backed securities (1)	116,747	2,061	3.53	123,739	2,050	3.31
Loans receivable, net (2)	1,568,749	44,530	5.68	1,437,748	40,593	5.65

Total interest-earning assets	1,806,362	49,182	5.45	1,679,149	44,175	5.26

Non-interest earning assets	101,430			95,499

Total assets	$1,907,792			$1,774,648

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$725,381	3,334	0.92	$667,169	1,892	0.57
Time deposits	474,649	6,684	2.82	385,066	5,084	2.64

Total	1,200,030	10,018	1.67	1,052,235	6,976	1.33
Borrowed funds	443,222	9,058	4.09	472,969	9,931	4.20

Total interest-bearing liabilities	1,643,252	19,076	2.32	1,525,204	16,907	2.22

Non-interest-bearing deposits	114,995			102,659
Non-interest bearing liabilities	14,052			12,211

Total liabilities	1,772,299			1,640,074
Stockholders’ equity	135,493			134,574

Total liabilities and stockholders’ equity	$1,907,792			$1,774,648

Net interest income		$30,106			$27,268

Net interest rate spread (3)			3.13%			3.04%

Net interest margin (4)			3.33%			3.25%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest -earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest -earning assets.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets at June 30, 2005 were $1.978 billion, an increase of $63.5 million, compared to $1.914 billion at December 31, 2004.

Loans receivable, net increased by $100.6 million to a balance of $1.574 billion at June 30, 2005, compared to a balance of $1.473 billion at December 31, 2004. Commercial and commercial real estate loans outstanding increased $30.3 million.

Deposit balances increased $86.6 million to $1.357 billion at June 30, 2005 from $1.271 billion at December 31, 2004. Core deposits (all deposits except time deposits), a key emphasis for the Company, increased by $61.6 million, while time deposits also increased by $25.0 million.

Total Federal Home Loan Bank borrowings, consisting of securities sold under agreements to repurchase and advances, decreased $28.0 million to $390.0 million at June 30, 2005, compared to a balance of $418.0 million at December 31, 2004. The Company utilized excess cash and due from bank balances and deposit flows to retire the Federal Home Loan Bank borrowings.

Stockholders’ equity at June 30, 2005 decreased to $135.3 million, compared to $138.0 million at December 31, 2004. The Company repurchased 504,013 shares of common stock during the six months ended June 30, 2005 at a total cost of $11.6 million. Under the 10% repurchase program authorized by the Board of Directors in October 2003, 246,042 shares remain to be purchased as of June 30, 2005. The cost of the share repurchases was partly offset by net income, proceeds from stock option exercises and the related tax benefit, and Employee Stock Ownership Plan amortization.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2005 and June 30, 2004

General

Net income increased to $4.9 million and $9.8 million, respectively, for the three and six months ended June 30, 2005, as compared to net income of $4.0 million and $8.5 million, respectively, for the three and six months ended June 30, 2004. Diluted earnings per share increased to $.40 and $.80, respectively, for the three and six months ended June 30, 2005, as compared to $.32 and $.67, respectively, for the same prior year periods. Earnings per share was favorably affected by the Company’s repurchase program, which reduced the average diluted shares outstanding.

Interest Income

Interest income for the three and six months ended June 30, 2005 was $24.9 million and $49.2 million, respectively, compared to $22.1 million and $44.2 million, respectively, for the three and six months ended June 30, 2004. The yield on interest-earning assets increased to 5.45% for both the three and six months ended June 30, 2005, as compared to 5.16% and 5.26%, respectively, for the same prior year periods. Average interest-earning assets increased by $104.8 million and $127.2 million, respectively, for the three and six months ended June 30, 2005 as compared to the same prior year periods. The growth was concentrated in average loans receivable which grew $140.3 million, or 9.7%, for the three months ended June 30, 2005 as compared to the same prior year period. For the six months ended June 30, 2005 average loans receivable increased $131.0 million, or 9.1%, as compared to the same prior year period.

Interest Expense

Interest expense for the three and six months ended June 30, 2005 was $9.9 million and $19.1 million, respectively, compared to $8.6 million and $16.9 million, respectively, for the three and six months ended June 30, 2004. The cost of interest-bearing liabilities increased to 2.40% and 2.32%, respectively, for the three and six months ended June 30, 2005, as compared to 2.22% in the same prior year periods. Average interest-bearing liabilities increased by $100.1 million and $118.0 million, respectively, for the three and six months ended June 30, 2005 as compared to the same prior year periods. The growth was concentrated in interest-bearing deposits which grew $156.9 million, or 14.8% for the three months ended June 30, 2005 as compared to the same prior year period. For the six months ended June 20, 2005 average interest-bearing deposits increased $147.8 million, or 14.0%, as compared to the same prior year period.

Net Interest Income

Net interest income for the three and six months ended June 30, 2005 increased to $14.9 million and $30.1 million, respectively, as compared to $13.5 million and $27.3 million, respectively, in the same prior year periods. The net interest margin increased to 3.28% and 3.33%, respectively, for the three and six months ended June 30, 2005 from 3.14% and 3.25%, respectively, in the same prior year periods. Net interest income benefited from the wider net interest margin and the increase in average interest-earning assets as noted above.

Provision for Loan Losses

For the three and six months ended June 30, 2005, the Company’s provision for loan losses was $200,000 and $250,000, respectively, as compared to $50,000 and $100,000 for the same prior year periods. Total loans receivable increased and net charge-offs for the three and six months ended June 30, 2005 increased to $422,000 and $425,000, respectively, from no net charge-offs and a $49,000 net recovery, respectively, for the same prior year periods. Non-performing loans, however, decreased to $2.1 million at June 30, 2005 from $3.5 million at December 31, 2004 and $3.6 million at June 30, 2004.

Other Income

Other income was $5.9 million and $11.8 million, respectively, for the three and six months ended June 30, 2005, compared to $4.5 million and $9.2 million, respectively, for the same prior year periods. For the three and six months ended June 30, 2005, the Company recorded gains of $3.2 million and $6.5 million, respectively, on the sale of loans available for sale, as compared to gains of $2.0 million and $4.4 million, respectively, in the same prior year periods. Loans sold for the three and six month period ended June 30, 2005 increased to $166.1 million and $326.6 million, respectively, from $100.1 million and $168.6 million, respectively, in the same prior year periods. In the third quarter of 2004, the Company expanded its loan production platform through the acquisition of a consumer direct lending operation by Columbia Home Loans, LLC. Fees and service charges increased $304,000 and $550,000, respectively, for the three and six months ended June 30, 2005, as compared to the same prior year periods primarily related to increases in investment services and trust fees.

Operating Expenses

Operating expenses were $13.2 million and $26.5 million, respectively, for the three and six months ended June 30, 2005, as compared to $11.7 million and $23.1 million, respectively, in the same prior year periods. The increase was primarily due to the costs related to the third quarter 2004 acquisition of a consumer direct lending operation.

Provision for Income Taxes

Income tax expense was $2.6 million and $5.3 million, respectively, for the three and six months ended June 30, 2005, as compared to $2.3 million and $4.7 million, respectively, for the same prior year periods. The effective tax rates decreased slightly to 34.9% and 35.1%, respectively, for the three and six months ended June 30, 2005 as compared to 36.1% and 35.8%, respectively, for the same prior year periods.

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

At June 30, 2005 the Company had outstanding overnight borrowings from the FHLB of $19.0 million as compared to no outstanding overnight borrowings at December 31, 2004. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $390.0 million at June 30, 2005, a decrease from $418.0 million at December 31, 2004. The decrease in borrowings was funded by a reduction in cash and due from banks and increased deposits.

The Company’s cash needs for the six months ended June 30, 2005, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, a reduction in total borrowings and the repurchase of common stock. For the six months ended June 30, 2004, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans. At June 30, 2005, outstanding commitments to originate loans totaled $261.8 million; outstanding unused lines of credit totaled $160.1 million; and outstanding commitments to sell loans totaled $97.3 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $303.0 million at June 30, 2005. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the six months ended June 30, 2005, the Company purchased 504,013 shares of common stock at a total cost of $11.6 million compared with purchases of 392,254 shares for the six months ended June 30, 2004 at an aggregate cost of $9.5 million. At June 30, 2005, there were 246,042 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first six months of 2005 were $4.8 million, a decrease from $4.9 million from the same prior year period due to the reduction in common shares outstanding. On July 20, 2005, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on August 12, 2005 to stockholders of record at the close of business on July 29, 2005.

The primary source of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, is capital distributions from the banking subsidiary. For the first six months of 2005, OceanFirst Financial Corp. received $11.1 million in dividend payments from OceanFirst Bank. The primary use of these funds is the payment of dividends to shareholders and the repurchase of common stock. OceanFirst Financial Corp.’s ability to continue these activities is partly dependent upon capital distributions from OceanFirst Bank. Applicable Federal law or the Bank’s regulator, may limit the amount of capital distributions OceanFirst Bank may make.

At June 30, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $119.4 million, or 6.1% of total adjusted assets, which is above the required level of $29.6 million or 1.5%; core capital of $119.4 million or 6.1% of total adjusted assets, which is above the required level of $59.2 million, or 3.0%; and risk-based capital of $129.7 million, or 10.0% of risk-weighted assets, which is above the required level of $103.8 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $97.3 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2005 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$454,158	$175,158	$161,000	$103,000	$15,000
Commitments to Originate Loans	261,835	261,835	—	—	—
Commitments to Fund Unused Lines of Credit	160,092	160,092	—	—	—

Debt obligations include borrowings from the FHLB and Securities Sold under Agreements to Repurchase. The borrowings have defined terms and, under certain circumstances, $102.0 million of the borrowings are callable at the option of the lender.

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

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family	$893	$1,337
Commercial real estate, multi-family and land	—	744
Consumer	324	784
Commercial	835	623

Total non-performing loans	2,052	3,488
REO, net	288	288

Total non-performing assets	$2,340	$3,776

Allowance for loan losses as a percent of total loans receivable	.63%	.69%
Allowance for loan losses as percent of total non-performing loans	512.38	306.42
Non-performing loans as a percent of total loans receivable	.12	.23
Non-performing assets as a percent of total assets	.12	.20

The Company also classifies assets in accordance with certain regulatory guidelines. At June 30, 2005 the Bank had $5.8 million classified as Special Mention, $2.1 million classified as Substandard and $405,000 classified as Doubtful as compared to $12.3 million, $5.1 million and $226,000, respectively, classified as Special Mention, Substandard and Doubtful at December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At June 30, 2005 the Company’s one-year gap was positive 4.93% as compared to positive 5.14% at December 31, 2004.

At June 30, 2005 (dollars in thousands)	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$8,728	$—	$—	$—	$—	$8,728
Investment securities	77,562	2,803	—	—	6,529	86,894
FHLB stock	—	—	—	—	19,500	19,500
Mortgage-backed securities	8,492	23,443	33,048	40,361	568	105,912
Loans receivable (2)	281,135	289,925	550,011	330,597	200,397	1,652,065

Total interest-earning assets	375,917	316,171	583,059	370,958	226,994	1,873,099

Interest-bearing liabilities:
Money market deposit accounts	6,140	16,833	35,147	80,383	—	138,503
Savings accounts	11,628	31,880	66,564	152,234	—	262,306
Interest-bearing checking accounts	14,728	40,380	84,309	192,816	—	332,233
Time deposits	130,671	172,375	133,194	51,318	10,633	498,191
FHLB advances	36,000	71,000	119,000	80,000	15,000	321,000
Securities sold under agreements to repurchase	64,158	4,000	42,000	23,000	—	133,158

Total interest-bearing liabilities	263,325	336,468	480,214	579,751	25,633	1,685,391

Interest sensitivity gap (3)	$112,592	$(20,297)	$102,845	$(208,793)	$201,361	$187,708

Cumulative interest sensitivity gap	$112,592	$92,295	$195,140	$(13,653)	$187,708	$187,708

Cumulative interest sensitivity gap as a percent of total interest-earning assets	6.01%	4.93%	10.42%	(0.73)%	10.02%	10.02%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2005 and December 31, 2004. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2004.

	June 30, 2005					December 31, 2004
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock) (dollars in thousands)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
200	$200,902	(8.1)%	10.6%	$62,297	1.2	$185,995	(9.7)%	10.1%	$59,967	1.9%
100	214,880	(1.7)	11.0	62,219	1.1	200,162	(2.8)	10.6	59,661	1.4
Static	218,681	—	11.0	61,560	—	205,868	—	10.7	58,856	—
(100)	211,401	(3.3)	10.5	60,000	(2.5)	204,583	(0.6)	10.5	57,699	(2.7)
(200)	195,860	(10.4)	9.7	57,064	(7.3)	N/A	N/A	N/A	N/A	N/A

Item 4. Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2005 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	6,000	$23.07	6,000	441,942

May 1, 2005 through May 31, 2005	94,500	$21.96	94,500	347,442

June 1, 2005 through June 30, 2005	101,400	$21.93	101,400	246,042

On October 22, 2003 the Company announced its intention to repurchase up to 1,341,818 shares, or 10%, of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

During the three months ended June 30, 2005, Messrs. Garbarino, Fitzpatrick, Pardes, Kelly and Iantosca, (“Named Executive Officers”) received stock option grants for 3,806, 1,464, 1,098, 751 and 615 shares, respectively and incentive bonuses of $39,572, $15,225, $11,419, $7,805 and $6,394, respectively. On April 21, 2005 each outside director received 473 common shares representing payment of the $10,000 annual retainer for service on the Company’s Board of Directors.

Item 6. Exhibits

Exhibits:

3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

3.2	Bylaws of OceanFirst Financial Corp.**

4.0	Stock Certificate of OceanFirst Financial Corp.*

10.18	Amendment and Form of OceanFirst Bank Employee Severance Compensation Plan.

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996, as amended, Registration No. 33-80123.
**	Incorporated herein by reference into this document from the Exhibit to Form 10-K, Annual Report, filed on March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: August 9, 2005	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: August 9, 2005	/s/ Michael Fitzpatrick
Michael Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
10.18	Amendment and Form of OceanFirst Bank Employee Severance Compensation Plan	19

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	29

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	30

32.0	Section 1350 Certifications	31