Form 10-Q
period 2005-09-30
OCEANFIRST FINANCIAL CORP
filed 2005-11-07
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of November 1, 2005, there were 12,732,782 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$31,614	$74,021
Investment securities available for sale	84,507	83,960
Federal Home Loan Bank of New York stock, at cost	19,450	21,250
Mortgage-backed securities available for sale	92,571	124,478
Loans receivable, net	1,618,304	1,472,907
Mortgage loans held for sale	66,240	63,961
Interest and dividends receivable	7,360	6,033
Real estate owned, net	278	288
Premises and equipment, net	15,521	16,037
Servicing asset	9,671	8,790
Bank Owned Life Insurance	35,846	34,990
Intangible assets	1,298	1,376
Other assets	6,893	6,184

Total assets	$1,989,553	$1,914,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,369,414	$1,270,535
Securities sold under agreements to repurchase with retail customers	67,727	45,072
Securities sold under agreements to repurchase with the Federal Home Loan Bank	59,000	106,000
Federal Home Loan Bank advances	330,000	312,000
Subordinated debenture	5,000	—
Advances by borrowers for taxes and insurance	8,517	6,289
Other liabilities	13,359	36,423

Total liabilities	1,853,017	1,776,319

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,720,732 and 13,024,204 shares outstanding at September 30, 2005 and December 31, 2004, respectively	272	272
Additional paid-in capital	196,924	193,723
Retained earnings	162,450	157,575
Accumulated other comprehensive loss	(1,256)	(667)
Less: Unallocated common stock held by
Employee Stock Ownership Plan	(7,766)	(8,652)
Treasury stock, 14,456,640 and 14,153,168 shares at September 30, 2005 and December 31, 2004, respectively	(214,088)	(204,295)
Common stock acquired by Deferred Compensation Plan	1,365	986
Deferred Compensation Plan Liability	(1,365)	(986)

Total stockholders’ equity	136,536	137,956

Total liabilities and stockholders’ equity	$1,989,553	$1,914,275

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest income:
Loans	$24,222	$21,355	$68,752	$61,949
Mortgage-backed securities	897	1,170	2,959	3,220
Investment securities and other	1,209	662	3,799	2,194

Total interest income	26,328	23,187	75,510	67,363

Interest expense:
Deposits	6,056	3,948	16,074	10,925
Borrowed funds	4,862	4,969	13,921	14,900

Total interest expense	10,918	8,917	29,995	25,825

Net interest income	15,410	14,270	45,515	41,538
Provision for loan losses	100	50	350	150

Net interest income after provision for loan losses	15,310	14,220	45,165	41,388

Other income:
Loan servicing income	47	125	148	271
Fees and service charges	2,406	2,150	6,976	6,171
Net gain on sales of loans and securities available for sale	3,535	2,414	10,079	6,772
Net loss from other real estate operations	—	(3)	—	(3)
Income from Bank Owned Life Insurance	321	260	856	905
Other	5	5	47	17

Total other income	6,314	4,951	18,106	14,133

Operating expenses:
Compensation and employee benefits	8,206	6,614	23,219	19,797
Occupancy	1,109	963	3,284	2,756
Equipment	659	659	1,934	1,743
Marketing	750	603	2,213	1,248
Federal deposit insurance	126	118	379	358
Data processing	857	753	2,413	2,223
General and administrative	2,485	2,565	7,276	7,259

Total operating expenses	14,192	12,275	40,718	35,384

Income before provision for income taxes	7,432	6,896	22,553	20,137
Provision for income taxes	2,602	2,444	7,902	7,185

Net income	$4,830	$4,452	$14,651	$12,952

Basic earnings per share	$0.41	$0.37	$1.24	$1.07

Diluted earnings per share	$0.40	$0.35	$1.20	$1.02

Average basic shares outstanding	11,793	12,096	11,859	12,139

Average diluted shares outstanding	12,184	12,634	12,251	12,686

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2003	$272	$189,615	$150,804	$(3,400)	$(9,911)	$(192,718)	$563	$(563)	$134,662

Comprehensive income:
Net income	—	—	12,952	—	—	—	—	—	12,952
Other comprehensive income:
Unrealized gain on securities (net of tax expense $1,767)	—	—	—	2,558	—	—	—	—	2,558
Reclassification adjustment for gains included in net income (net of tax expense of $65)	—	—	—	121	—	—	—	—	121

Total comprehensive income									15,631

Tax benefit of stock plans	—	1,494	—	—	—	—	—	—	1,494
Purchase 558,423 shares of common stock	—	—	—	—	—	(13,374)	—	—	(13,374)
Allocation of ESOP stock	—	—	—	—	944	—	—	—	944
ESOP adjustment	—	1,721	—	—	—	—	—	—	1,721
Cash dividend - $.60 per share	—	—	(7,294)	—	—	—	—	—	(7,294)
Exercise of stock options	—	—	(1,439)	—	—	4,534	—	—	3,095
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	414	(414)	—

Balance at September 30, 2004	$272	$192,830	$155,023	$(721)	$(8,967)	$(201,558)	$977	$(977)	$136,879

Balance at December 31, 2004	$272	$193,723	$157,575	$(667)	$(8,652)	$(204,295)	$986	$(986)	$137,956

Comprehensive income:
Net income	—	—	14,651	—	—	—	—	—	14,651
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $405)	—	—	—	(589)	—	—	—	—	(589)

Total comprehensive income									14,062

Stock award	—	103	—		—	—	—	—	103
Tax benefit of stock plans	—	1,561	—	—	—	—			1,561
Purchase 611,566 shares of common stock	—	—	—	—	—	(14,096)	—	—	(14,096)
Allocation of ESOP stock	—	—	—	—	886	—	—	—	886
ESOP adjustment	—	1,537	—	—	—	—	—	—	1,537
Cash dividend - $.60 per share	—	—	(7,120)	—	—	—			(7,120)
Exercise of stock options	—	—	(2,656)	—	—	4,303	—	—	1,647

Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	379	(379)	—

Balance at September 30, 2005	$272	$196,924	$162,450	$(1,256)	$(7,766)	$(214,088)	$1,365	$(1,365)	$136,536

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$14,651	$12,952

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	1,534	1,534
Amortization of ESOP	886	944
ESOP adjustment	1,537	1,721
Tax benefit of stock plans	1,561	1,494
Stock award	103	—
Amortization of servicing asset	1,719	1,377
Amortization of intangible assets	78	79
Net premium amortization in excess of discount accretion on securities	655	983
Net amortization of deferred fees and discounts on loans	312	70
Provision for loan losses	350	150
Net gain on sales of real estate owned	—	(5)
Net gain on sale of fixed assets	(28)	—
Net gain on sales of loans and securities	(10,079)	(6,772)
Proceeds from sales of mortgage loans held for sale	549,413	322,888
Mortgage loans originated for sale	(544,213)	(360,251)
Increase in value of Bank Owned Life Insurance	(856)	(905)
Death benefit on Bank Owned Life Insurance	—	213
Increase in interest and dividends receivable	(1,327)	(1,213)
Increase in other assets	(304)	(393)
(Decrease) increase in other liabilities	(23,064)	6,324

Total adjustments	(21,723)	(31,762)

Net cash used in operating activities	(7,072)	(18,810)

Cash flows from investing activities:
Net increase in loans receivable	(146,059)	(73,972)
Proceeds from sale of investment securities available for sale	—	546
Purchase of investment securities available for sale	(4,427)	(802)
Purchase of mortgage-backed securities available for sale	—	(82,844)
Proceeds from maturities of investment securities available for sale	3,670	2,116
Principal payments on mortgage-backed securities available for sale	30,468	33,540
Decrease (increase) in Federal Home Loan Bank of New York stock	1,800	(4,065)
Proceeds from sales of real estate owned	10	257
Proceeds from sale of fixed assets	49	—
Purchases of premises and equipment	(1,039)	(1,201)

Net cash used in investing activities	(115,528)	(126,425)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2005	2004
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$98,879	$89,072
Increase in short-term borrowings	47,655	14,183
Proceeds from securities sold under agreements to repurchase with the Federal Home Loan Bank	—	44,000
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	(11,000)	(12,000)
Proceeds from Federal Home Loan Bank advances	34,000	110,000
Repayments of Federal Home Loan Bank advances	(77,000)	(80,000)
Proceeds from subordinated debenture	5,000	—
Increase in advances by borrowers for taxes and insurance	2,228	224
Exercise of stock options	1,647	3,095
Dividends paid	(7,120)	(7,294)
Purchase of treasury stock	(14,096)	(13,374)

Net cash provided by financing activities	80,193	147,906

Net (decrease) increase in cash and due from banks	(42,407)	2,671

Cash and due from banks at beginning of period	74,021	36,172

Cash and due from banks at end of period	$31,614	$38,843

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period for:
Interest	$30,524	$25,743
Income taxes	17,019	7,274
Non cash activities:
Transfer of loans receivable to real estate owned	—	320
Transfer of securities sold under agreements to repurchase to advances	36,000	10,000
Mortgage loans securitized into mortgage-backed securities	$—	$15,807

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 and accordingly has recognized no compensation expense under this method. Statement of Financial Accounting Standard No. 123, “Accounting for Stock-based Compensation” as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure”, permits the use of the intrinsic value method; however, the amended statement requires the Company to disclose the pro forma net income and earnings per share as if the stock-based compensation had been accounted for using the fair value method. Had the compensation costs for the Company’s stock option plan been determined based on the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income – as reported	$4,830	$4,452	$14,651	$12,952

Stock-based compensation expense included in reported net income, net of related tax effects	—	—	67	—
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(171)	(166)	(578)	(413)

Net stock-based compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects.	(171)	(166)	(511)	(413)

Net income – pro forma	$4,659	$4,286	$14,140	$12,539

Basic earnings per share:
As reported	$.41	$.37	$1.24	$1.07

Pro forma	$.40	$.35	$1.19	$1.03

Diluted earnings per share:
As reported	$.40	$.35	$1.20	$1.02

Pro forma	$.38	$.34	$1.15	$.99

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares issued net of Treasury shares	12,748	13,208	12,852	13,291
Less: Unallocated ESOP shares	(939)	(1,082)	(974)	(1,119)
Unallocated incentive award shares	(16)	(30)	(19)	(33)

Average basic shares outstanding	11,793	12,096	11,859	12,139
Add: Effect of dilutive securities:
Stock options	378	514	377	521
Incentive awards	13	24	15	26

Average diluted shares outstanding	12,184	12,634	12,251	12,686

Comprehensive Income

For the three month periods ended September 30, 2005 and 2004, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $4,585,000 and $6,195,000, respectively. For the nine months ended September 30, 2005 and 2004, total comprehensive income amounted to $14,062,000 and $15,631,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Real estate:
One- to four-family	$1,190,041	$1,126,585
Commercial real estate, multi-family and land	279,719	243,299
Construction	19,142	19,189
Consumer	139,889	99,279
Commercial	68,888	61,290

Total loans	1,697,679	1,549,642

Loans in process	(7,112)	(5,970)
Deferred origination costs, net	4,390	3,888
Unearned discount	(3)	(4)
Allowance for loan losses	(10,410)	(10,688)

Total loans, net	1,684,544	1,536,868
Less: Mortgage loans held for sale	66,240	63,961

Loans receivable, net	$1,618,304	$1,472,907

Note 3. Deposits

The major types of deposits at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30, 2005	December 31, 2004
Type of Account

Non-interest-bearing	$122,326	$106,492
Interest-bearing checking accounts	374,026	297,919
Money market deposit	131,133	142,893
Savings	256,362	250,032
Time deposits	485,567	473,199

	$1,369,414	$1,270,535

Note 4. Recent Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard. The Company is currently evaluating the transition provisions of Statement 123R and does not know the impact on the consolidated financial statements at this time.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted for accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005.

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

After declining to relatively low levels in early 2004, interest rates have steadily risen over the past year, especially at the shorter end of the yield curve. The previously low interest rate environment generally had an adverse effect on the Company’s operating results. Prepayments on loans and mortgage-backed securities caused asset yields to decline at a faster rate than the cost of liabilities, causing the Company’s net interest margin to contract. The more recent rising rate environment reduced prepayment activity and caused the Company’s net interest margin to expand. However, recent increases in short-term interest rates have outpaced increases in longer-term rates resulting in a continued flattening of the interest rate yield curve. The continuation of a flat yield curve through the remainder of 2005 and into 2006 is expected to have a negative impact on the Company’s results of operations and net interest margin as interest-earning assets, both loans and securities, are priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are priced against shorter-term indices. The Company has generally not repriced all core deposits (defined as all deposits other than time deposits) in line with the market increases in short-term interest rates. The likely upward repricing of core deposits is also expected to have a negative impact on the Company’s results of operations and net interest margin.

The Company continues to focus on growing loans receivable, while limiting credit and interest rate risk exposure. The Company opened a joint residential/commercial loan production office in Monmouth County in late 2004. In the third quarter of 2004, the Company expanded its loan production platform through the acquisition of a consumer direct lending operation by Columbia Home Loans, LLC, the Company’s mortgage banking subsidiary. The acquisition increased the volume of loans sold by the Company and the related gain on sale and was also partially responsible for the increase in operating expenses.

While the Company continues to focus on growing core deposits the rise in interest rates and the muted reaction of competitors to those interest rate changes provided the Company with an opportunity to be more competitive in the market for time deposits within established pricing guidelines. Both core and time deposit balances increased during 2005. Deposit growth also benefited from the opening of the Company’s eighteenth branch office in Freehold late in the first quarter of 2005. The Company has committed to the opening of new branch offices in Little Egg Harbor, expected to open in mid 2006, and Wall, expected to open in mid 2007. Additionally, in early 2006 the Whiting branch is expected to be relocated to a more convenient and prominent location.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2005 and 2004. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2005			2004
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,846	$76	3.44%	$11,990	$38	1.27%
Investment securities (1)	85,978	887	4.13	85,236	502	2.36
FHLB stock	19,596	246	5.02	23,199	122	2.10
Mortgage-backed securities (1)	100,549	897	3.57	142,405	1,170	3.29
Loans receivable, net (2)	1,663,158	24,222	5.83	1,500,727	21,355	5.69

Total interest-earning assets	1,878,127	26,328	5.61	1,763,557	23,187	5.26

Non-interest-earning assets	99,493			100,517

Total assets	$1,977,620			$1,864,074

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$749,488	2,193	1.17	$681,079	1,074	0.63
Time deposits	489,411	3,863	3.16	427,289	2,874	2.69

Total	1,238,899	6,056	1.96	1,108,368	3,948	1.42
Borrowed funds	459,736	4,862	4.23	492,253	4,969	4.04

Total interest-bearing liabilities	1,698,635	10,918	2.57	1,600,621	8,917	2.23

Non-interest-bearing deposits	127,718			116,721
Non-interest-bearing liabilities	16,468			11,821

Total liabilities	1,842,821			1,729,163
Stockholders’ equity	134,799			134,911

Total liabilities and stockholders’ equity	$1,977,620			$1,864,074

Net interest income		$15,410			$14,270

Net interest rate spread (3)			3.04%			3.03%

Net interest margin (4)			3.28%			3.24%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005			2004
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$12,231	$269	2.93%	$10,736	$88	1.09%
Investment securities (1)	86,272	2,882	4.45	85,417	1,829	2.86
FHLB stock	19,921	648	4.34	22,532	277	1.64
Mortgage-backed securities (1)	111,288	2,959	3.55	130,392	3,220	3.29
Loans receivable, net (2)	1,600,564	68,752	5.73	1,460,249	61,949	5.66

Total interest-earning assets	1,830,276	75,510	5.50	1,709,326	67,363	5.25

Non-interest-earning assets	101,048			97,374

Total assets	$1,931,324			$1,806,700

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$733,548	5,526	1.00	$672,740	2,967	0.59
Time deposits	479,624	10,548	2.93	400,208	7,958	2.65

Total	1,213,172	16,074	1.77	1,072,948	10,925	1.36
Borrowed funds	448,787	13,921	4.14	480,011	14,900	4.14

Total interest-bearing liabilities	1,661,959	29,995	2.41	1,552,959	25,825	2.22

Non-interest-bearing deposits	119,236			107,347
Non-interest-bearing liabilities	15,117			12,069

Total liabilities	1,796,312			1,672,375
Stockholders’ equity	135,012			134,325

Total liabilities and stockholders’ equity	$1,931,324			$1,806,700

Net interest income		$45,515			$41,538

Net interest rate spread (3)			3.09%			3.03%

Net interest margin (4)			3.32%			3.24%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest -earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest -earning assets.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets at September 30, 2005 were $1.990 billion, an increase of $75.3 million, compared to $1.914 billion at December 31, 2004.

Mortgage-backed securities decreased $31.9 million as cash flow from these securities was used to fund loan growth. Loans receivable, net increased by $145.4 million to a balance of $1.618 billion at September 30, 2005, compared to a balance of $1.473 billion at December 31, 2004. Commercial and commercial real estate loans outstanding increased $44.0 million.

Deposit balances increased $98.9 million to $1.369 billion at September 30, 2005 from $1.271 billion at December 31, 2004. Core deposits (all deposits except time deposits), a key emphasis for the Company, increased by $86.5 million, while time deposits also increased by $12.4 million.

Total Federal Home Loan Bank borrowings, consisting of securities sold under agreements to repurchase and advances, decreased $29.0 million to $389.0 million at September 30, 2005, compared to a balance of $418.0 million at December 31, 2004. The Company utilized excess cash and due from bank balances and deposit flows to reduce Federal Home Loan Bank borrowings. During the quarter the Company issued subordinated debt for $5.0 million, the proceeds of which were partly used to fund the Company’s common stock repurchase program.

Stockholders’ equity at September 30, 2005 decreased to $136.5 million, compared to $138.0 million at December 31, 2004. The Company repurchased 611,566 shares of common stock during the nine months ended September 30, 2005 at a total cost of $14.1 million. Under the 10% repurchase program authorized by the Board of Directors in October 2003, 138,489 shares remain to be purchased as of September 30, 2005. A new repurchase program, the Company’s twelfth, was announced on October 19, 2005. Under this 5% repurchase program, an additional 636,036 shares are available for repurchase. The cost of the share repurchases was partly offset by net income, proceeds from stock option exercises and the related tax benefit, and Employee Stock Ownership Plan amortization.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2005 and September 30, 2004

General

Net income increased to $4.8 million and $14.7 million, respectively, for the three and nine months ended September 30, 2005, as compared to net income of $4.5 million and $13.0 million, respectively, for the three and nine months ended September 30, 2004. Diluted earnings per share increased to $.40 and $1.20, respectively, for the three and nine months ended September 30, 2005, as compared to $.35 and $1.02, respectively, for the same prior year periods. Earnings per share was favorably affected by the Company’s repurchase program, which reduced the average diluted shares outstanding.

Interest Income

Interest income for the three and nine months ended September 30, 2005 was $26.3 million and $75.5 million, respectively, compared to $23.2 million and $67.4 million, respectively, for the three and nine months ended September 30, 2004. The yield on interest-earning assets increased to 5.61% and 5.50%, respectively, for the three and nine months ended September 30, 2005, as compared to 5.26% and 5.25%, respectively, for the same prior year periods. Average interest-earning assets increased by $114.6 million and $121.0 million, respectively, for the three and nine months ended September 30, 2005 as compared to the same prior year periods. The growth was concentrated in average loans receivable which grew $162.4 million, or 10.8%, for the three months ended September 30, 2005 as compared to the same prior year period. For the nine months ended September 30, 2005 average loans receivable increased $140.3 million, or 9.6%, as compared to the same prior year period.

Interest Expense

Interest expense for the three and nine months ended September 30, 2005 was $10.9 million and $30.0 million, respectively, compared to $8.9 million and $25.8 million, respectively, for the three and nine months ended September 30, 2004. The cost of interest-bearing liabilities increased to 2.57% and 2.41%, respectively, for the three and nine months ended September 30, 2005, as compared to 2.23% and 2.22%, respectively, in the same prior year periods. Average interest-bearing liabilities increased by $98.0 million and $109.0 million, respectively, for the three and nine months ended September 30, 2005 as compared to the same prior year periods. The growth was concentrated in interest-bearing deposits which grew $130.5 million, or 11.8% for the three months ended September 30, 2005 as compared to the same prior year period. For the nine months ended September 30, 2005 average interest-bearing deposits increased $140.2 million, or 13.1%, as compared to the same prior year period.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2005 increased to $15.4 million and $45.5 million, respectively, as compared to $14.3 million and $41.5 million, respectively, in the same prior year periods. The net interest margin increased to 3.28% and 3.32%, respectively, for the three and nine months ended September 30, 2005 from 3.24% in each of the same prior year periods. Net interest income benefited from the wider net interest margin and the increase in average interest-earning assets as noted above.

Provision for Loan Losses

For the three and nine months ended September 30, 2005, the Company’s provision for loan losses was $100,000 and $350,000, respectively, as compared to $50,000 and $150,000 for the same prior year periods. Total loans receivable increased and net charge-offs for the three and nine months ended September 30, 2005 increased to $204,000 and $628,000, respectively, from $126,000 and $77,000, respectively, for the same prior year periods. Non-performing loans, however, decreased to $1.4 million at September 30, 2005 from $3.5 million at December 31, 2004 and $4.0 million at September 30, 2004.

Other Income

Other income was $6.3 million and $18.1 million, respectively, for the three and nine months ended September 30, 2005, compared to $5.0 million and $14.1 million, respectively, for the same prior year periods. For the three and nine months ended September 30, 2005, the Company recorded gains of $3.5 million and $10.1 million, respectively, on the sale of loans and securities available for sale, as compared to gains of $2.4 million and $6.8 million, respectively, in the same prior year periods. For the three and nine months ended September 30, 2004, the gain on sale of loans and securities includes a gain of $186,000 on the sale of equity securities. Loans sold for the three and nine month period ended September 30, 2005 increased to $212.4 million and $539.3 million, respectively, from $162.2 million and $316.1 million, respectively, in the same prior year periods. In the third quarter of 2004, the Company expanded its loan production platform through the acquisition of a consumer direct lending operation by Columbia Home Loans, LLC. Fees and service charges increased $256,000 and $805,000, respectively, for the three and nine months ended September 30, 2005, as compared to the same prior year periods primarily related to increases in investment services and trust fees.

Operating Expenses

Operating expenses were $14.2 million and $40.7 million, respectively, for the three and nine months ended September 30, 2005, as compared to $12.3 million and $35.4 million, respectively, in the same prior year periods. The increase was primarily due to the costs related to the third quarter 2004 acquisition of a consumer direct lending operation, as well as increased incentive plan costs.

Provision for Income Taxes

Income tax expense was $2.6 million and $7.9 million, respectively, for the three and nine months ended September 30, 2005, as compared to $2.4 million and $7.2 million, respectively, for the same prior year periods. The effective tax rates decreased slightly to 35.0% for the three and nine months ended September 30, 2005 as compared to 35.4% and 35.7%, respectively, for the same prior year periods.

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

At September 30, 2005 the Company had outstanding overnight borrowings from the FHLB of $25.0 million as compared to no outstanding overnight borrowings at December 31, 2004. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $389.0 million at September 30, 2005, a decrease from $418.0 million at December 31, 2004. The decrease in borrowings was funded by a reduction in cash and due from banks and increased deposits.

The Company’s cash needs for the nine months ended September 30, 2005, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations and the repurchase of common stock. For the nine months ended September 30, 2004, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits, increased total borrowings and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, the purchase of mortgage-backed securities and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans. At September 30, 2005, outstanding commitments to originate loans totaled $214.9 million; outstanding unused lines of credit totaled $167.6 million; and outstanding commitments to sell loans totaled $96.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $306.5 million at September 30, 2005. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the nine months ended September 30, 2005, the Company purchased 611,566 shares of common stock at a total cost of $14.1 million compared with purchases of 558,423 shares for the nine months ended September 30, 2004 at an aggregate cost of $13.4 million. At September 30, 2005, there were 138,489 shares remaining to be repurchased under the existing stock repurchase program. A new repurchase program was announced on October 19, 2005. Under this 5% repurchase program, an additional 636,036 shares are available for repurchase. Cash dividends declared and paid during the first nine months of 2005 were $7.1 million, a decrease from $7.3 million from the same prior year period due to the reduction in common shares outstanding. On October 19, 2005, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on November 11, 2005 to stockholders of record at the close of business on October 28, 2005.

The primary source of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, is capital distributions from the banking subsidiary. For the first nine months of 2005, OceanFirst Financial Corp. received $11.1 million in dividend payments from OceanFirst Bank. The Company also received $5.0 million from the issuance of subordinated debt. The primary use of these funds is the payment of dividends to shareholders and the repurchase of common stock. OceanFirst Financial Corp.’s ability to continue these activities is partly dependent upon capital distributions from OceanFirst Bank. Applicable Federal law or the Bank’s regulator, may limit the amount of capital distributions OceanFirst Bank may make.

At September 30, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $125.8 million, or 6.3% of total adjusted assets, which is above the required level of $29.8 million or 1.5%; core capital of $125.8 million or 6.3% of total adjusted assets, which is above the required level of $59.6 million, or 3.0%; and risk-based capital of $136.2 million, or 10.2% of risk-weighted assets, which is above the required level of $106.4 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $96.8 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2005 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$461,727	$209,727	$139,000	$93,000	$20,000
Commitments to Originate Loans	214,873	214,873	—	—	—
Commitments to Fund Unused Lines of Credit	167,621	167,621	—	—	—

Debt obligations include borrowings from the FHLB and Securities Sold under Agreements to Repurchase. The borrowings have defined terms and, under certain circumstances, $82.0 million of the borrowings are callable at the option of the lender.

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

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family	$916	$1,337
Commercial real estate, multi-family and land	—	744
Consumer	271	784
Commercial	237	623

Total non-performing loans	1,424	3,488
REO, net	278	288

Total non-performing assets	$1,702	$3,776

Allowance for loan losses as a percent of total loans receivable	.61%	.69%
Allowance for loan losses as percent of total non-performing loans	731.04	306.42
Non-performing loans as a percent of total loans receivable	.08	.23
Non-performing assets as a percent of total assets	.09	.20

The Company also classifies assets in accordance with certain regulatory guidelines. At September 30, 2005 the Bank had $7.1 million classified as Special Mention, $1.5 million classified as Substandard and $134,000 classified as Doubtful as compared to $12.3 million, $5.1 million and $226,000, respectively, classified as Special Mention, Substandard and Doubtful at December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (IRR) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2005 the Company’s one-year gap was positive 1.85% as compared to positive 5.14% at December 31, 2004.

At September 30, 2005	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$2,610	$—	$—	$—	$—	$2,610
Investment securities	76,513	2,586	—	—	6,534	85,633
FHLB stock	—	—	—	—	19,450	19,450
Mortgage-backed securities	7,422	23,404	27,303	34,930	508	93,567
Loans receivable (2)	290,013	284,274	542,478	334,619	239,183	1,690,567

Total interest-earning assets	376,558	310,264	569,781	369,549	265,675	1,891,827

Interest-bearing liabilities:
Money market deposit accounts	5,813	15,938	33,277	76,105	—	131,133
Savings accounts	11,364	31,158	65,055	148,785	—	256,362
Interest-bearing checking accounts	16,580	45,459	94,914	217,073	—	374,026
Time deposits	104,205	211,595	133,683	27,269	8,815	485,567
FHLB advances	47,000	95,000	103,000	70,000	15,000	330,000
Securities sold under agreements to repurchase	67,727	—	36,000	23,000	—	126,727
Subordinated debentures	—	—	—	—	5,000	5,000

Total interest-bearing liabilities	252,689	399,150	465,929	562,232	28,815	1,708,815

Interest sensitivity gap (3)	123,869	(88,886)	103,852	(192,683)	236,860	183,012
Cumulative interest sensitivity gap	123,869	34,983	138,835	(53,848)	183,012	183,012

Cumulative interest sensitivity gap as a percent of total interest-earning assets	6.55%	1.85%	7.34%	(2.85)%	9.67%	9.67%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2005 and December 31, 2004. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2004.

	September 30, 2005					December 31, 2004
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$198,834	(10.8)%	10.5%	$61,392	0.8%	$185,995	(9.7)%	10.1%	$59,967	1.9%
100	214,710	(3.6)	11.1	61,424	0.9	200,162	(2.8)	10.6	59,661	1.4
Static	222,798	—	11.2	60,886	—	205,868	—	10.7	58,856	—
(100)	219,168	(1.6)	10.9	59,687	(2.0)	204,583	(0.6)	10.5	57,699	(2.7)
(200)	204,549	(8.2)	10.2	57,003	(6.4)	N/A	N/A	N/A	N/A	N/A

Item 4. Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the

“Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2005 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 through July 31, 2005	0	$—	0	246,042

August 1, 2005 through August 31, 2005	26,042	$23.41	26,042	220,000

September 1, 2005 through September 30, 2005	81,511	$23.32	81,511	138,489

On October 22, 2003 the Company announced its intention to repurchase up to 1,341,818 shares, or 10%, of its outstanding common stock. On October 19, 2005, the Company announced its intention to repurchase up to an additional 636,036 shares, or 5%, of its outstanding common stock upon completion of the existing program.

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

OceanFirst Financial Corp.
Registrant

DATE: November 7, 2005	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: November 7, 2005	/s/ Michael Fitzpatrick
Michael Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	20

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	21

32.0	Section 1350 Certifications	22