Form 10-Q
period 2006-03-31
OCEANFIRST FINANCIAL CORP
filed 2006-05-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒.

As of May 2, 2006, there were 12,515,878 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$24,010	$31,108
Investment securities available for sale	83,978	83,861
Federal Home Loan Bank of New York stock, at cost	22,279	21,792
Mortgage-backed securities available for sale	80,333	85,025
Loans receivable, net	1,688,525	1,654,544
Mortgage loans held for sale	31,031	32,044
Interest and dividends receivable	7,374	7,089
Real estate owned, net	245	278
Premises and equipment, net	16,345	16,118
Servicing asset	9,578	9,730
Bank Owned Life Insurance	36,271	36,002
Intangible Assets	1,246	1,272
Other assets	7,282	6,494

Total assets	$2,008,497	$1,985,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,372,928	$1,356,568
Securities sold under agreements to repurchase with retail customers	50,972	54,289
Securities sold under agreements to repurchase with the Federal Home Loan Bank	44,000	59,000
Federal Home Loan Bank advances	380,000	354,900
Subordinated debenture and other borrowings	5,800	5,000
Advances by borrowers for taxes and insurance	8,868	7,699
Other liabilities	10,093	9,117

Total liabilities	1,872,661	1,846,573

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,494,153 and 12,698,505 shares outstanding at March 31, 2006 and December 31, 2005, respectively	272	272
Additional paid-in capital	198,439	197,621
Retained earnings	166,139	164,613
Accumulated other comprehensive loss	(1,476)	(1,223)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(7,196)	(7,472)
Treasury stock, 14,683,219 and 14,478,867 shares at March 31, 2006 and December 31, 2005, respectively	(220,342)	(215,027)
Common stock acquired by Deferred Compensation Plan	1,495	1,383
Deferred Compensation Plan Liability	(1,495)	(1,383)

Total stockholders’ equity	135,836	138,784

Total liabilities and stockholders’ equity	$2,008,497	$1,985,357

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended March 31,
	2006	2005
	(Unaudited)
Interest income:
Loans	$25,019	$21,773
Mortgage-backed securities	874	1,094
Investment securities and other	1,893	1,454

Total interest income	27,786	24,321

Interest expense:
Deposits	7,080	4,692
Borrowed funds	5,289	4,452

Total interest expense	12,369	9,144

Net interest income	15,417	15,177
Provision for loan losses	50	50

Net interest income after provision for loan losses	15,367	15,127

Other income:
Loan servicing income	126	41
Fees and service charges	2,347	2,182
Net gain on sales of loans and securities available for sale	1,680	3,340
Income from Bank Owned Life Insurance	268	273
Other	6	37

Total other income	4,427	5,873

Operating expenses:
Compensation and employee benefits	7,378	7,529
Occupancy	1,184	1,069
Equipment	626	634
Marketing	307	698
Federal deposit insurance	134	125
Data processing	906	783
General and administrative	2,641	2,531

Total operating expenses	13,176	13,369

Income before provision for income taxes	6,618	7,631
Provision for income taxes	2,304	2,685

Net income	$4,314	$4,946

Basic earnings per share	$0.37	$0.41

Diluted earnings per share	$0.36	$0.40

Average basic shares outstanding	11,721	11,971

Average diluted shares outstanding	12,107	12,468

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2004	$272	$193,723	$157,575	$(667)	$(8,652)	$(204,295)	$986	$(986)	$137,956

Comprehensive income:
Net income	—	—	4,946	—	—	—	—	—	4,946
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $607)	—	—	—	(880)	—	—	—	—	(880)

Total comprehensive income									4,066

Stock award	—	23	—	—	—	—	—	—	23
Tax benefit of stock plans	—	387	—	—	—	—	—	—	387
Purchase 302,113 shares of common stock	—	—	—	—	—	(7,148)	—	—	(7,148)
Allocation of ESOP stock	—	—	—	—	295	—	—	—	295
ESOP adjustment	—	527	—	—	—	—	—	—	527
Cash dividend - $.20 per share	—	—	(2,414)	—	—	—	—	—	(2,414)
Exercise of stock options	—	—	(653)	—	—	1,605	—	—	952
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	355	(355)	—

Balance at March 31, 2005	$272	$194,660	$159,454	$(1,547)	$(8,357)	$(209,838)	$1,341	$(1,341)	$134,644

Balance at December 31, 2005	$272	$197,621	$164,613	$(1,223)	$(7,472)	$(215,027)	$1,383	$(1,383)	$138,784

Comprehensive income:
Net income	—	—	4,314	—	—	—	—	—	4,314
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $174)	—	—	—	(253)	—	—	—	—	(253)

Total comprehensive income									4,061

Stock award	—	29	—	—	—	—	—	—	29
Tax benefit of stock plans	—	293	—	—	—	—	—	—	293
Purchase 276,298 shares of common stock	—	—	—	—	—	(6,515)	—	—	(6,515)
Allocation of ESOP stock	—	—	—	—	276	—	—	—	276
ESOP adjustment	—	496	—	—	—	—	—	—	496
Cash dividend - $.20 per share	—	—	(2,338)	—	—	—	—	—	(2,338)
Exercise of stock options	—	—	(450)	—	—	1,200	—	—	750
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	112	(112)	—

Balance at March 31, 2006	$272	$198,439	$166,139	$(1,476)	$(7,196)	$(220,342)	$1,495	$(1,495)	$135,836

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$4,314	$4,946

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	510	514
Amortization of ESOP	276	295
ESOP adjustment	496	527
Tax benefit of stock plans	293	387
Stock award	29	23
Amortization of servicing asset	516	556
Amortization of intangible assets	26	26
Net premium amortization in excess of discount accretion on securities	78	237
Net amortization of deferred costs and discounts on loans	98	128
Provision for loan losses	50	50
Net gain on sale of fixed assets	—	(28)
Net gain on sales of loans and securities	(1,680)	(3,340)
Proceeds from sales of mortgage loans held for sale	97,710	163,899
Mortgage loans originated for sale	(95,388)	(138,205)
Increase in value of Bank Owned Life Insurance	(268)	(273)
Increase in interest and dividends receivable	(285)	(228)
Increase in other assets	(614)	(434)
Increase (decrease) in other liabilities	1,008	(21,577)

Total adjustments	2,855	2,557

Net cash provided by operating activities	7,169	7,503

Cash flows from investing activities:
Net increase in loans receivable	(34,129)	(34,464)
Proceeds from sale of investment securities available for sale	437	—
Proceeds from sale of mortgage-backed securities available for sale	6,242	—
Purchase of investment securities available for sale	(748)	(2,043)
Purchase of mortgage-backed securities available for sale	(6,439)	—
Proceeds from maturities of investment securities available for sale	200	—
Principal payments on mortgage-backed securities available for sale	4,385	7,542
(Increase) decrease in Federal Home Loan Bank of New York stock	(487)	600
Proceeds from sale of fixed assets	—	49
Purchases of premises and equipment	(737)	(556)

Net cash used in investing activities	(31,276)	(28,872)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$16,360	$27,674
Increase in short-term borrowings	10,783	4,122
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	—	(5,000)
Proceeds from Federal Home Loan Bank advances	25,000	19,000
Repayments of Federal Home Loan Bank advances	(29,000)	(47,000)
Proceeds from subordinated debenture and other borrowings	800	—
Increase in advances by borrowers for taxes and insurance	1,169	1,737
Exercise of stock options	750	952
Dividends paid	(2,338)	(2,414)
Purchase of treasury stock	(6,515)	(7,148)

Net cash provided by (used in) financing activities	17,009	(8,077)

Net decrease in cash and due from banks	(7,098)	(29,446)
Cash and due from banks at beginning of period	31,108	74,021

Cash and due from banks at end of period	$24,010	$44,575

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$12,606	$9,510
Income taxes	62	8,710

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 and accordingly recognized no compensation expense under this method. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) which requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The modified prospective transition method was adopted so that the current period income statement includes $29,000 of expense for equity-based compensation, but prior periods have not been restated. At March 31, 2006 the Company had $1.1 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 4.9 years.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $29,000 and $19,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been unchanged at $.37 and $.36, respectively, if the Company had not adopted Statement 123(R).

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.68%	3.94%
Expected option life	7 years	6 years
Expected volatility	22%	22%
Expected dividend yield	3.41%	3.39%
Weighted average fair value of an option share granted during the period	$4.87	$4.25

Intrinsic value of options exercised during the period	$922,000	$1,585,000

Had the compensation costs for the Company’s stock option plan for the three months ended March 31, 2005 been determined based on the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Three months ended March 31, 2005
Net income – as reported	$4,946

Stock-based compensation expense included in reported net income, net of related tax effects	15
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(184)

Net stock-based compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects	(169)

Net income – pro forma	$4,777

Basic earnings per share:
As reported	$.41

Pro forma	$.40

Diluted earnings per share:
As reported	$.40

Pro forma	$.38

The Company has established the Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (the “Incentive Plan”) which authorizes the granting of stock options and awards of Common Stock and the OceanFirst Financial Corp. 2000 Stock Option Plan which authorizes the granting of stock options. On April 24, 2003 the Company’s shareholders ratified an amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan which increased the number of shares available under option. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.

Under the Incentive Plan and the Amended 2000 Stock Option Plan the Company is authorized to issue up to 4,153,564 shares subject to option. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.

A summary of option activity for the three months ended March 31, 2006 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,732,410	$16.90
Granted	244,800	23.48
Exercised	(74,986)	10.96
Forfeited	(7,000)	22.92

Outstanding at the end of the period	1,895,224	17.99

Options exercisable	1,648,445	17.17

The following table summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,895,224	5.66 years	$17.99	$12,338,000	1,648,445	5.04 years	$17.17	$12,083,000

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands):

		Three months ended March 31,
		2006	2005
Weighted average shares issued net of Treasury shares		12,669	13,000
Less:	Unallocated ESOP shares	(870)	(1,008)
	Unallocated incentive award shares and shares held by deferred compensation plan	(78)	(21)

Average basic shares outstanding		11,721	11,971
Add:	Effect of dilutive securities:
	Stock options	311	481
	Incentive awards and shares held by deferred compensation plan	75	16

Average diluted shares outstanding		12,107	12,468

Comprehensive Income

For the three month periods ended March 31, 2006 and 2005, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $4,061,000 and $4,066,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Real estate:
One- to four-family	$1,215,885	$1,187,226
Commercial real estate, multi- family and land	275,293	281,585
Construction	21,194	22,739
Consumer	156,861	146,911
Commercial	62,763	61,637

Total loans	1,731,996	1,700,098
Loans in process	(6,706)	(7,646)
Deferred origination costs, net	4,781	4,596
Allowance for loan losses	(10,515)	(10,460)

Total loans, net	1,719,556	1,686,588
Less: Mortgage loans held for sale	31,031	32,044

Loans receivable, net	$1,688,525	$1,654,544

Note 3. Deposits

The major types of deposits at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006	December 31, 2005
Type of Account
Non-interest-bearing	$119,653	$120,188
Interest-bearing checking	382,610	381,787
Money market deposit	127,596	125,169
Savings	233,599	242,689
Time deposits	509,470	486,735

	$1,372,928	$1,356,568

Note 4. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of Statement No. 156 to have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

Recent increases in short-term interest rates have outpaced increases in longer-term rates resulting in a flattening of the interest rate yield curve. The continuation of a flat yield curve through the remainder of 2006 is expected to have a negative impact on the Company’s results of operations and net interest margin as interest-earning assets, both loans and securities, are priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are priced against shorter-term indices. The Company has generally not repriced all core deposits (defined as all deposits other than time deposits) in line with the market increases in short-term interest rates. The likely upward repricing of core deposits is also expected to have a negative impact on the Company’s results of operations and net interest margin.

While the Company continues to focus on growing core deposits the rise in interest rates has made certificates of deposit relatively more attractive as an investment option. The Company has generally repriced certificates of deposit upwards in line with market rates while core deposit repricing has lagged the rise in short-term rates. As competition for core deposits has intensified, some of the Bank’s competitors have aggressively raised their core deposit pricing. In light of these trends, the Bank recorded growth in certificates of deposit during the first quarter while core deposit balances declined. The Company has executed leases for new branch offices in Barnegat and Little Egg Harbor which are projected to open in May 2006 and late 2006, respectively. Additionally, the Company plans to open two new branches in 2007. Finally, the Company plans to relocate the Whiting branch to a more convenient and prominent location in July 2006.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2006 and 2005. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2006			2005
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,174	$90	4.40%	$15,811	$96	2.43%
Investment securities (1)	84,637	1,537	7.26	85,942	1,191	5.54
FHLB stock	22,478	266	4.73	20,377	167	3.28
Mortgage-backed securities (1)	84,234	874	4.15	121,217	1,094	3.61
Loans receivable, net (2)	1,695,108	25,019	5.90	1,546,749	21,773	5.63

Total interest-earning assets	1,894,631	27,786	5.87	1,790,096	24,321	5.43

Non-interest-earning assets	94,326			101,503

Total assets	$1,988,957			$1,891,599

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$740,520	2,712	1.46	$723,493	1,576	0.87
Time deposits	498,543	4,368	3.50	462,209	3,116	2.70

Total	1,239,063	7,080	2.29	1,185,702	4,692	1.58
Borrowed funds	483,994	5,289	4.37	442,815	4,452	4.02

Total interest-bearing liabilities	1,723,057	12,369	2.87	1,628,517	9,144	2.25

Non-interest-bearing deposits	117,958			109,120
Non-interest-bearing liabilities	11,332			17,541

Total liabilities	1,852,347			1,755,178
Stockholders’ equity	136,610			136,421

Total liabilities and stockholders’ equity	$1,988,957			$1,891,599

Net interest income		$15,417			$15,177

Net interest rate spread (3)			3.00%			3.18%

Net interest margin (4)			3.25%			3.39%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets at March 31, 2006 were $2.008 billion, an increase of $23.1 million, compared to $1.985 billion at December 31, 2005.

Loans receivable, net increased by $34.0 million to a balance of $1.689 billion at March 31, 2006, compared to a balance of $1.655 billion at December 31, 2005. One-to four-family real estate loans and consumer loans increased while commercial real estate loans decreased due to pay-offs and seasonal paydowns on several large credit facilities.

Deposit balances increased $16.4 million to $1.373 billion at March 31, 2006 from $1.357 billion at December 31, 2005. Core deposits decreased by $6.4 million, while time deposits increased by $22.7 million.

Total Federal Home Loan Bank borrowings, consisting of securities sold under agreements to repurchase and advances, increased $10.1 million to $424.0 million at March 31, 2006, compared to a balance of $413.9 million at December 31, 2005. The increase was used to fund loan growth.

Stockholders’ equity at March 31, 2006 decreased to $135.8 million, compared to $138.8 million at December 31, 2005. The Company repurchased 276,298 shares of common stock during the three months ended March 31, 2006 at a total cost of $6.5 million. Under the 5% repurchase program authorized by the Board of Directors in October 2005, 419,386 shares remain to be purchased as of March 31, 2006. The cost of the share repurchases was partly offset by net income, proceeds from stock option exercises and the related tax benefit, and Employee Stock Ownership Plan amortization.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005

General

Net income decreased to $4.3 million for the three months ended March 31, 2006, as compared to net income of $4.9 million for the three months ended March 31, 2005. Diluted earnings per share decreased to $.36 for the three months ended March 31, 2006, as compared to $.40 for the same prior year period. Earnings per share was favorably affected by the Company’s repurchase program, which reduced the average diluted shares outstanding.

Interest Income

Interest income for the three months ended March 31, 2006 was $27.8 million compared to $24.3 million for the three months ended March 31, 2005. The yield on interest-earning assets increased to 5.87% for the three months ended March 31, 2006 as compared to 5.43% for the same prior year period. The asset yield for the current quarter benefited from $463,000 of income relating to an equity investment. The comparable benefit for the prior year period was $443,000. Average interest-earning assets increased by $104.5 million for the three months March 31, 2006 as compared to the same prior year period. The growth was concentrated in average loans receivable which grew $148.4 million, or 9.6%.

Interest Expense

Interest expense for the three months ended March 31, 2006 was $12.4 million compared to $9.1 million for the three months ended March 31, 2005. The cost of interest-bearing liabilities increased to 2.87% for the three months ended March 31, 2006, as compared to 2.25% in the same prior year period. Average interest-bearing liabilities increased by $94.5 million for the three months ended March 31, 2006 as compared to the same prior year period. The growth was split between average interest-bearing deposits which grew $53.4 million, or 4.5%, and by average borrowed funds which grew $41.2 million.

Net Interest Income

Net interest income for the three months ended March 31, 2006 increased to $15.4 million as compared to $15.2 million in the same prior year period benefiting from the increase in average interest-earning assets as noted above. The net interest margin decreased to 3.25% for the three months ended March 31, 2006 from 3.39% in the same prior year period. The rise in short-term interest rates and the flattening of the interest rate yield curve caused the increase in interest-bearing liabilities to outpace the increase in interest-earning assets.

Provision for Loan Losses

For the three months ended March 31, 2006, the Company’s provision for loan losses was $50,000, unchanged from the same prior year period. Total loans receivable increased, but net charge-offs for the three months ended March 31, 2006 improved to a $4,000 recovery, as compared to a $3,000 charge-off for the same prior year period. Additionally, non-performing loans decreased to $1.6 million at March 31, 2006 from $2.7 million at March 31, 2005.

Other Income

Other income was $4.4 million for the three months ended March 31, 2006, compared to $5.9 million for the same prior year period. For the three months ended March 31, 2006, the Company recorded gains of $1.7 million on the sale of loans and securities available for sale, as compared to gains of $3.3 million in the same prior year period. Loans sold for the three month period ended March 31, 2006 decreased to $95.7 million from $160.8 million in the same prior year period. Most of the decline in sales volume occurred at the Company’s mortgage banking subsidiary, Columbia Home Loans, LLC. The decline experienced at Columbia is partly reflective of declines experienced industry-wide. Additionally, staff turnover in the wholesale alternative credit channel adversely affected sales volume. In light of continuing pressure on volume and margins, Columbia implemented plans to consolidate lending channels to a more centralized platform designed to improve efficiency and reduce operating costs. The consolidation reduced lending capacity and adversely impacted the volume of loan sales.

Fees and service charges increased $165,000 for the three months ended March 31, 2006, as compared to the same prior year period primarily related to increases in fees from reverse mortgage loans, a new emphasis for the Company, as well as fees from private mortgage insurance.

Operating Expenses

Operating expenses were $13.2 million for the three months ended March 31, 2006, as compared to $13.4 million in the same prior year period. The decrease was in loan related costs for compensation and marketing.

Provision for Income Taxes

Income tax expense was $2.3 million for the three months ended March 31, 2006, as compared to $2.7 million for the same prior year period. The effective tax rate decreased slightly to 34.8% for the three months ended March 31, 2006 as compared to 35.2% for the same prior year period.

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

At March 31, 2006 the Company had outstanding overnight borrowings from the FHLB of $66.0 million as compared to $51.9 million in overnight borrowings at December 31, 2005. The Company utilizes the overnight line from time-to-time to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $424.0 million at March 31, 2006, an increase from $413.9 million at December 31, 2005. The increase in borrowings was used to fund loan growth.

The Company’s cash needs for the three months ended March 31, 2006, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations and the repurchase of common stock. For the three months ended March 31, 2005, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, a reduction in total borrowings and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination and sale of loans. At March 31, 2006, outstanding commitments to originate loans totaled $184.1 million; outstanding unused lines of credit totaled $182.8 million; and outstanding commitments to sell loans totaled $56.1 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $365.8 million at March 31, 2006. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the three months ended March 31, 2006, the Company purchased 276,298 shares of common stock at a total cost of $6.5 million compared with purchases of 302,113 shares for the three months ended March 31, 2005 at an aggregate cost of $7.1 million. At March 31, 2006, there were 419,386 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first three months of 2006 were $2.3 million, a decrease from $2.4 million from the same prior year period due to the reduction in common shares outstanding. On April 19, 2006, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on May 12, 2006 to stockholders of record at the close of business on April 28, 2006.

The primary source of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, is capital distributions from the banking subsidiary and, to a lesser extent, the issuance of debt instruments. For the first three months of 2006, OceanFirst Financial Corp. received $5.0 million in dividend payments from OceanFirst Bank. The primary use of these funds is the payment of dividends to shareholders and the repurchase of common stock. OceanFirst Financial Corp.’s ability to continue these activities is partly dependent upon capital distributions from OceanFirst Bank. Applicable Federal law or the Bank’s regulator, may limit the amount of capital distributions OceanFirst Bank may make.

At March 31, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $127.8 million, or 6.4% of total adjusted assets, which is above the required level of $30.1 million or 1.5%; core capital of $127.8 million or 6.4% of total adjusted assets, which is above the required level of $60.2 million, or 3.0%; and risk-based capital of $138.3 million, or 10.8% of risk-weighted assets, which is above the required level of $102.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $56.1 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2006 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$480,772	$213,772	$174,000	$73,000	$20,000
Commitments to Originate Loans	184,055	184,055	—	—	—
Commitments to Fund Unused Lines of Credit	182,809	182,809	—	—	—

Debt obligations include borrowings from the FHLB and Securities Sold under Agreements to Repurchase. The borrowings have defined terms and, under certain circumstances, $62.0 million of the borrowings are callable at the option of the lender.

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

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Non-accrual loans:
Real estate - One- to four-family	$1,295	$1,084
Consumer	108	299
Commercial	209	212

Total non-performing loans	1,612	1,595
REO, net	245	278

Total non-performing assets	$1,857	$1,873

Allowance for loan losses as a percent of total loans receivable	.61%	.62%
Allowance for loan losses as percent of total non-performing loans	652.30	655.80
Non-performing loans as a percent of total loans receivable	.09	.09
Non-performing assets as a percent of total assets	.09	.09

The Company also classifies assets in accordance with certain regulatory guidelines. At March 31, 2006 the Bank had $14.0 million classified as Special Mention, $3.5 million classified as Substandard and $65,000 classified as Doubtful as compared to $15.5 million, $2.2 million and $59,000, respectively, classified as Special Mention, Substandard and Doubtful at December 31, 2005.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2005 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (IRR) model. At March 31, 2006 the Company adopted a new interest rate risk model which is expected to provide improved modeling capabilities. The new model allows for greater disaggregation of data elements, enhanced loan prepayment modeling and greater flexibility. The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006 and December 31, 2005, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The Company’s results for December 31, 2005 have been restated using the new IRR model. At March 31, 2006 the Company’s one-year gap was positive 0.86% as compared to positive 4.19% at December 31, 2005.

At March 31, 2006	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$3,530	$—	$—	$—	$—	$3,530
Investment securities	75,558	2,385	285	—	6,653	84,881
FHLB stock	—	—	—	—	22,279	22,279
Mortgage-backed securities	7,732	23,776	30,519	15,534	4,365	81,926
Loans receivable (2)	288,287	330,955	562,299	292,446	251,303	1,725,290

Total interest-earning assets	375,107	357,116	593,103	307,980	284,600	1,917,906

Interest-bearing liabilities:
Money market deposit accounts	5,800	17,400	46,398	57,998	—	127,596
Savings accounts	10,567	32,818	84,539	105,675	—	233,599
Interest-bearing checking accounts	17,391	52,173	139,129	173,917	—	382,610
Time deposits	127,461	238,379	119,170	19,681	4,779	509,470
FHLB advances	90,000	72,000	133,000	70,000	15,000	380,000
Securities sold under agreements to repurchase	50,972	—	44,000	—	—	94,972
Other borrowings	800	—	—	—	5,000	5,800

Total interest-bearing liabilities	302,991	412,770	566,236	427,271	24,779	1,734,047

Interest sensitivity gap (3)	$72,116	$(55,654)	$26,867	$(119,291)	$259,821	$183,859

Cumulative interest sensitivity gap	$72,116	$16,462	$43,329	$(75,962)	$183,859	$183,859

Cumulative interest sensitivity gap as a percent of total interest-earning assets	3.76%	0.86%	2.26%	(3.96%)	9.59%	9.59%

At December 31, 2005	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$5,144	$—	$—	$—	$—	$5,144
Investment securities	75,729	2,384	—	—	6,471	84,584
FHLB stock	—	—	—	—	21,792	21,792
Mortgage-backed securities	18,289	16,314	24,841	22,435	4,491	86,370
Loans receivable (2)	274,230	357,158	559,501	275,400	226,163	1,692,452

Total interest-earning assets	373,392	375,856	584,342	297,835	258,917	1,890,342

Interest-bearing liabilities:
Money market deposit accounts	5,690	17,069	45,516	56,894	—	125,169
Savings accounts	11,005	33,592	88,041	110,051	—	242,689
Interest-bearing checking accounts	17,408	52,225	139,268	172,886	—	381,787
Time deposits	93,846	230,103	134,031	21,784	6,971	486,735
FHLB advances	80,900	74,000	115,000	70,000	15,000	354,900
Securities sold under agreements to repurchase	54,289	—	56,000	3,000	—	113,289
Other borrowings	—	—	—	—	5,000	5,000

Total interest-bearing liabilities	263,138	406,989	577,856	434,615	26,971	1,709,569

Interest sensitivity gap (3)	$110,254	$(31,133)	$6,486	$(136,780)	$231,946	$180,773

Cumulative interest sensitivity gap	$110,254	$79,121	$85,607	$(51,173)	$180,773	$180,773

Cumulative interest sensitivity gap as a percent of total interest-earning assets	5.83%	4.19%	4.53%	(2.71%)	9.56%	9.56%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.

(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2006 and December 31, 2005. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2005.

	March 31, 2006					December 31, 2005
	Net Portfolio Value		NPV Ratio	Net Interest Income		Net Portfolio Value		NPV Ratio	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change		Amount	% Change	Amount	% Change		Amount	% Change
(dollars in thousands)
200	$177,446	(16.2)%	9.4%	$57,770	(3.3)%	$188,421	(12.6)%	10.0%	$60,217	0.4%
100	197,673	(6.7)	10.2	59,104	(1.1)	205,596	(4.6)	10.6	60,550	1.0
Static	211,800	—	10.7	59,767	—	215,479	—	10.9	59,953	—
(100)	213,384	0.7	10.6	58,932	(1.4)	212,431	(1.4)	10.6	58,002	(3.3)
(200)	200,298	(5.4)	9.9	55,806	(6.6)	195,476	(9.3)	9.8	54,008	(9.9)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

No material change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2006 is as follows:

Period	Total Number of Shares Purchased (1)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	26,040	$23.76	23,000	672,684
February 1, 2006 through February 28, 2006	47,818	$23.55	47,818	624,866
March 1, 2006 through March 31, 2006	205,480	$23.56	205,480	419,386

(1)	Includes 3,040 shares in January 2006 which represent shares tendered by employees to exercise stock options.

On October 19, 2005, the Company announced its intention to repurchase up to an additional 636,036 shares, or 5%, of its outstanding common stock.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on April 20, 2006. The following directors were elected for terms of three years: John W. Chadwick, Carl Feltz, Jr. and Diane F. Rhine. The following proposals were voted on by the stockholders:

Proposal	For	Against	Withheld/Abstain	Broker Non-Votes
1) Election of Directors

John W. Chadwick	10,138,056	—	1,705,442	—
Carl Feltz, Jr.	9,909,960	—	1,933,628	—
Diane F. Rhine	9,922,408	—	1,969,456	—

2) Approval of the OceanFirst Financial Corp. 2006 Stock Incentive Plan.	7,224,790	2,705,060	48,091	1,865,557

3) Ratification of the Appointment of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.	10,376,069	1,411,457	55,972	—

Item 5.	Other Information

On February 15, 2006, the Board of Directors of OceanFirst Bank resolved to extend the Employment Agreements for Messrs. Garbarino, Fitzpatrick and Pardes to their original three year terms with an expiration date of December 31, 2008. The Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes was not renewed since his primary responsibilities now relate to his role as Chief Lending Officer of the Bank. The Board also resolved to extend the Change-In-Control Agreements for Messrs. Nardelli and Kelly to their original two year terms with an expiration date of December 31, 2007.

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

OceanFirst Financial Corp.
Registrant

DATE: May 10, 2006	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer

DATE: May 10, 2006	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications