Form 10-Q
period 2006-06-30
OCEANFIRST FINANCIAL CORP
filed 2006-08-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES  ☐    NO  ☒.

As of August 1, 2006, there were 12,317,912 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$33,211	$31,108
Investment securities available for sale	84,265	83,861
Federal Home Loan Bank of New York stock, at cost	25,694	21,792
Mortgage-backed securities available for sale	74,374	85,025
Loans receivable, net	1,741,230	1,654,544
Mortgage loans held for sale	62,282	32,044
Interest and dividends receivable	7,559	7,089
Real estate owned, net	225	278
Premises and equipment, net	17,072	16,118
Servicing asset	9,537	9,730
Bank Owned Life Insurance	36,551	36,002
Intangible Assets	1,221	1,272
Other assets	7,524	6,494

Total assets	$2,100,745	$1,985,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,377,935	$1,356,568
Securities sold under agreements to repurchase with retail customers	59,529	54,289
Securities sold under agreements to repurchase with the Federal Home Loan Bank	44,000	59,000
Federal Home Loan Bank advances	450,000	354,900
Other borrowings	11,100	5,000
Advances by borrowers for taxes and insurance	9,608	7,699
Other liabilities	14,539	9,117

Total liabilities	1,966,711	1,846,573

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,317,657 and 12,698,505, shares outstanding at June 30, 2006 and December 31, 2005, respectively	272	272
Additional paid-in capital	199,680	197,621
Retained earnings	167,535	164,613
Accumulated other comprehensive loss	(1,560)	(1,223)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(6,920)	(7,472)
Treasury stock, 14,859,715 and 14,478,867 shares at June 30, 2006 and December 31, 2005, respectively	(224,973)	(215,027)
Common stock acquired by Deferred Compensation Plan	1,504	1,383
Deferred Compensation Plan Liability	(1,504)	(1,383)

Total stockholders’ equity	134,034	138,784

Total liabilities and stockholders’ equity	$2,100,745	$1,985,357

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest income:
Loans	$26,207	$22,757	$51,227	$44,530
Mortgage-backed securities	831	967	1,705	2,061
Investment securities and other	1,530	1,136	3,422	2,591

Total interest income	28,568	24,860	56,354	49,182

Interest expense:
Deposits	8,021	5,326	15,101	10,018
Borrowed funds	6,136	4,605	11,425	9,058

Total interest expense	14,157	9,931	26,526	19,076

Net interest income	14,411	14,929	29,828	30,106
Provision for loan losses	—	200	50	250

Net interest income after provision for loan losses	14,411	14,729	29,778	29,856

Other income:
Loan servicing income	147	60	273	101
Fees and service charges	2,830	2,388	5,178	4,570
Net gain on sales of loans and securities available for sale	3,280	3,204	4,959	6,544
Income from Bank Owned Life Insurance	280	262	548	535
Other	4	4	10	41

Total other income	6,541	5,918	10,968	11,791

Operating expenses:
Compensation and employee benefits	7,877	7,484	15,255	15,013
Occupancy	1,136	1,106	2,320	2,175
Equipment	582	641	1,208	1,275
Marketing	391	764	699	1,463
Federal deposit insurance	134	128	267	253
Data processing	805	773	1,710	1,556
General and administrative	2,610	2,261	5,252	4,791

Total operating expenses	13,535	13,157	26,711	26,526

Income before provision for income taxes	7,417	7,490	14,035	15,121
Provision for income taxes	2,565	2,615	4,869	5,300

Net income	$4,852	$4,875	$9,166	$9,821

Basic earnings per share	$0.42	$0.41	$0.79	$0.83

Diluted earnings per share	$0.41	$0.40	$0.77	$0.80

Average basic shares outstanding	11,518	11,818	11,619	11,892

Average diluted shares outstanding	11,831	12,194	11,956	12,315

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2004	$272	$193,723	$157,575	$(667)	$(8,652)	$(204,295)	$986	$(986)	$137,956

Comprehensive income:
Net income	—	—	9,821	—	—	—	—	—	9,821
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $237)	—	—	—	(344)	—	—	—	—	(344)

Total comprehensive income									9,477

Stock award	—	103	—	—	—	—	—	—	103
Tax benefit of stock plans	—	1,089	—	—	—	—	—	—	1,089
Purchase 504,013 shares of common stock	—	—	—	—	—	(11,586)	—	—	(11,586)
Allocation of ESOP stock	—	—	—	—	591	—	—	—	591
ESOP adjustment	—	1,000	—	—	—	—	—	—	1,000
Cash dividend - $.40 per share	—	—	(4,775)	—	—	—	—	—	(4,775)
Exercise of stock options	—	—	(1,755)	—	—	3,186	—	—	1,431
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	368	(368)	—

Balance at June 30, 2005	$272	$195,915	$160,866	$(1,011)	$(8,061)	$(212,695)	$1,354	$(1,354)	$135,286

Balance at December 31, 2005	$272	$197,621	$164,613	$(1,223)	$(7,472)	$(215,027)	$1,383	$(1,383)	$138,784

Comprehensive income:
Net income	—	—	9,166	—	—	—	—	—	9,166
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $232)	—	—	—	(337)	—	—	—	—	(337)

Total comprehensive income									8,829

Stock award	—	217	—	—	—	—	—	—	217
Tax benefit of stock plans	—	892	—	—	—	—	—	—	892
Purchase 555,248 shares of common stock	—	—	—	—	—	(12,782)	—	—	(12,782)
Allocation of ESOP stock	—	—	—	—	552	—	—	—	552
ESOP adjustment	—	950	—	—	—	—	—	—	950
Cash dividend - $.40 per share	—	—	(4,635)	—	—	—	—	—	(4,635)
Exercise of stock options	—	—	(1,609)	—	—	2,836	—	—	1,227
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	121	(121)	—

Balance at June 30, 2006	$272	$199,680	$167,535	$(1,560)	$(6,920)	$(224,973)	$1,504	$(1,504)	$134,034

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$9,166	$9,821

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	1,016	1,027
Amortization of ESOP	552	591
ESOP adjustment	950	1,000
Tax benefit of stock plans	—	1,089
Stock award	217	103
Amortization of servicing asset	1,013	1,123
Amortization of intangible assets	51	52
Net premium amortization in excess of discount accretion on securities	133	471
Net amortization of deferred costs and discounts on loans	292	317
Provision for loan losses	50	250
Net gain on sale of fixed assets	—	(28)
Net gain on sales of loans and securities	(4,959)	(6,544)
Proceeds from sales of mortgage loans held for sale	265,276	333,185
Mortgage loans originated for sale	(291,382)	(336,354)
Increase in value of Bank Owned Life Insurance	(548)	(535)
Increase in interest and dividends receivable	(470)	(827)
Increase in other assets	(798)	(224)
Increase (decrease) in other liabilities	5,475	(14,026)

Total adjustments	(23,132)	(19,330)

Net cash used in operating activities	(13,966)	(9,509)

Cash flows from investing activities:
Net increase in loans receivable	(87,028)	(101,214)
Proceeds from sale of investment securities available for sale	437	—
Proceeds from sale of mortgage-backed securities available for sale	6,242	—
Purchase of investment securities available for sale	(748)	(2,043)
Purchase of mortgage-backed securities available for sale	(6,439)	—
Proceeds from maturities of investment securities available for sale	200	—
Principal payments on mortgage-backed securities available for sale	9,859	18,331
(Increase) decrease in Federal Home Loan Bank of New York stock	(3,902)	1,750
Proceeds from sale of fixed assets	—	49
Purchases of premises and equipment	(1,970)	(806)

Net cash used in investing activities	(83,349)	(83,933)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$21,367	$86,626
Increase in short-term borrowings	53,340	38,086
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	—	(11,000)
Proceeds from Federal Home Loan Bank advances	110,000	24,000
Repayments of Federal Home Loan Bank advances	(78,000)	(60,000)
Proceeds from other borrowings	6,100	—
Increase in advances by borrowers for taxes and insurance	1,909	2,471
Exercise of stock options	1,227	1,431
Dividends paid	(4,635)	(4,775)
Purchase of treasury stock	(12,782)	(11,586)
Tax benefit of stock plans	892	—

Net cash provided by financing activities	99,418	65,253

Net increase (decrease) in cash and due from banks	2,103	(28,189)
Cash and due from banks at beginning of period	31,108	74,021

Cash and due from banks at end of period	$33,211	$45,832

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$25,913	$19,421
Income taxes	1,900	9,033
Non cash activities:
Transfer of securities sold under agreements to repurchase to advances	15,000	26,000

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 and accordingly recognized no compensation expense under this method. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) which requires an entity to recognize the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $188,000 and $217,000 of expense for stock-based compensation for the three and six months ended June 30, 2006, respectively. Prior periods have not been restated. At June 30, 2006 the Company had $1.1 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 4.6 years.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 are $188,000 and $122,000 lower, respectively, and the Company’s income before taxes and net income for the six months ended June 30, 2006 are $217,000 and $141,000 lower, respectively, than if it had continued to account for stock-based compensation under Opinion No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have increased to $.43 and $.42, respectively, if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the six months ended June 30, 2006 would have increased to $.80 and $.78, respectively, if the Company had not adopted Statement 123(R).

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.07%	3.95%	4.71%	3.94%
Expected option life	7 years	6 years	7 years	6 years
Expected volatility	22%	22%	22%	22%
Expected dividend yield	3.57%	3.42%	3.49%	3.40%
Weighted average fair value of an option share granted during the period	$4.75	$3.81	$4.81	$4.05

Intrinsic value of options exercised during the period (in thousands)	$1,831	$2,014	$2,753	$3,599

Had the compensation costs for the Company’s stock option plan for the three and six months ended June 30, 2005 been determined based on the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income – as reported	$4,875	$9,821

Stock-based compensation expense included in reported net income, net of related tax effects	15	67
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(186)	(407)

Net stock-based compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects	(171)	(340)

Net income – pro forma	$4,704	$9,481

Basic earnings per share:
As reported	$.41	$.83

Pro forma	$.40	$.80

Diluted earnings per share:
As reported	$.40	$.80

Pro forma	$.39	$.77

The Company has established the Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (the “Incentive Plan”) which authorizes the granting of stock options and awards of common stock and the OceanFirst Financial Corp. 2000 Stock Option Plan which authorizes the granting of stock options. On April 24, 2003 the Company’s shareholders ratified an amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan which increased the number of shares available under option. On April 20, 2006, the OceanFirst Financial Corp. 2006 Stock Incentive Plan was approved which authorizes the granting of stock options or awards of common stock. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.

Under the Incentive Plan and the Amended 2000 Stock Option Plan the Company is authorized to issue up to 4,153,564 shares subject to option of which 252,915 shares remain to be issued at June 30, 2006. Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to option or, in lieu of options, up to 333,333 shares in the form of stock awards. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises or grants of stock awards.

A summary of stock option activity for the six months ended June 30, 2006 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,732,410	$16.90
Granted	258,800	23.43
Exercised	(218,416)	10.22
Forfeited	(7,000)	22.92

Outstanding at the end of the period	1,765,794	18.69

Options exercisable	1,505,015	$17.87

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,765,794	5.83 years	$18.69	$7,048,000	1,505,015	5.18 years	$17.87	$7,048,000

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average shares issued net of Treasury shares	12,431	12,810	12,550	12,905
Less: Unallocated ESOP shares	(837)	(974)	(853)	(991)
Unallocated incentive award shares and shares held by deferred compensation plan	(76)	(18)	(78)	(22)

Average basic shares outstanding	11,518	11,818	11,619	11,892
Add: Effect of dilutive securities:
Stock options	239	361	264	406
Incentive awards and shares held by deferred compensation plan	74	15	73	17

Average diluted shares outstanding	11,831	12,194	11,956	12,315

Comprehensive Income

For the three month periods ended June 30, 2006 and 2005, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $4,768,000 and $5,411,000, respectively. For the six months ended June 30, 2006 and 2005 total comprehensive income amounted to $8,829,000 and $9,477,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Real estate:
One- to four-family	$1,265,444	$1,187,226
Commercial real estate, multi-family and land	291,503	281,585
Construction	21,843	22,739
Consumer	167,851	146,911
Commercial	67,747	61,637

Total loans	1,814,388	1,700,098
Loans in process	(5,785)	(7,646)
Deferred origination costs, net	5,595	4,596
Allowance for loan losses	(10,686)	(10,460)

Total loans, net	1,803,512	1,686,588
Less: Mortgage loans held for sale	62,282	32,044

Loans receivable, net	$1,741,230	$1,654,544

Note 3. Deposits

The major types of deposits at June 30, 2006 and December 31, 2005 were as follows (in thousands):

	June 30, 2006	December 31, 2005
Type of Account
Non-interest-bearing	$128,484	$120,188
Interest-bearing checking	352,452	381,787
Money market deposit	119,903	125,169
Savings	219,675	242,689
Time deposits	557,421	486,735

	$1,377,935	$1,356,568

Note 4. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of Statement No. 156 to have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109 “Accounting for Income Taxes”. This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of Interpretation No. 48 to have a material impact on its financial statements.

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

Summary

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, merchant credit card services, deposit accounts, the sale of alternative investments, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Recent increases in short-term interest rates have outpaced increases in longer-term rates resulting in a flattening of the interest rate yield curve. The continuation of a flat yield curve through the remainder of 2006 is expected to have a negative impact on the Company’s results of operations and net interest margin as interest-earning assets, both loans and securities, are priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are priced against shorter-term indices. The Company has generally not repriced all core deposits (defined as all deposits other than time deposits) at the same pace as market increases in short-term interest rates. Any upward repricing of core deposits can be expected to have a negative impact on the Company’s results of operations and net interest margin.

While the Company continues to focus on growing core deposits, the rise in interest rates has made certificates of deposit relatively more attractive as an investment option to the Bank’s depositors. The Company has generally repriced certificates of deposit upwards in line with market rates while core deposit repricing has lagged the rise in short-term rates. As competition for core deposits has intensified, some of the Bank’s competitors have aggressively raised their core deposit pricing. In light of these trends, the Bank recorded growth in certificates of deposit during the six months of 2006 while core deposit balances declined. The Company opened its new Barnegat branch in May 2006 and expects to open a new branch in Little Egg Harbor in the fourth quarter of 2006. Additionally, the Company plans to open at least two new branches in 2007. Finally, the Company’s Whiting branch was relocated to a more convenient and prominent location in July 2006. While the original branch remains open, the Company anticipates that this location will eventually close.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2006 and 2005. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE QUARTERS ENDED JUNE 30,
	2006			2005
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,898	$109	4.90%	$13,234	$98	2.96%
Investment securities (1)	84,894	1,130	5.32	86,883	803	3.70
FHLB stock	24,411	291	4.77	19,802	235	4.75
Mortgage-backed securities (1)	79,710	831	4.17	112,397	967	3.44
Loans receivable, net (2)	1,752,543	26,207	5.98	1,590,601	22,757	5.72

Total interest-earning assets	1,950,456	28,568	5.86	1,822,917	24,860	5.45

Non-interest-earning assets	96,101			100,779

Total assets	$2,046,557			$1,923,696

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$707,409	2,793	1.58	$726,798	1,757	0.97
Time deposits	538,382	5,228	3.88	487,151	3,569	2.93

Total	1,245,791	8,021	2.58	1,213,949	5,326	1.75
Borrowed funds	526,889	6,136	4.66	443,728	4,605	4.15

Total interest-bearing liabilities	1,772,680	14,157	3.19	1,657,677	9,931	2.40

Non-interest-bearing deposits	130,568			120,869
Non-interest-bearing liabilities	10,445			10,585

Total liabilities	1,913,693			1,789,131
Stockholders’ equity	132,864			134,565

Total liabilities and stockholders’ equity	$2,046,557			$1,923,696

Net interest income		$14,411			$14,929

Net interest rate spread (3)			2.67%			3.05%

Net interest margin (4)			2.96%			3.28%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2006			2005
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,555	$198	4.63%	$14,358	$194	2.70%
Investment securities (1)	84,766	2,667	6.29	86,422	1,995	4.62
FHLB stock	23,450	557	4.75	20,086	402	4.00
Mortgage-backed securities (1)	81,960	1,705	4.16	116,747	2,061	3.53
Loans receivable, net (2)	1,723,984	51,227	5.94	1,568,749	44,530	5.68

Total interest-earning assets	1,922,715	56,354	5.86	1,806,362	49,182	5.45

Non-interest-earning assets	95,201			101,430

Total assets	$2,017,916			$1,907,792

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$723,908	5,505	1.52	$725,381	3,334	0.92
Time deposits	518,573	9,596	3.70	474,649	6,684	2.82

Total	1,242,481	15,101	2.43	1,200,030	10,018	1.67
Borrowed funds	505,560	11,425	4.52	443,222	9,058	4.09

Total interest-bearing liabilities	1,748,041	26,526	3.03	1,643,252	19,076	2.32

Non-interest-bearing deposits	124,263			114,995
Non-interest-bearing liabilities	10,885			14,052

Total liabilities	1,883,189			1,772,299
Stockholders’ equity	134,727			135,493

Total liabilities and stockholders’ equity	$2,017,916			$1,907,792

Net interest income		$29,828			$30,106

Net interest rate spread (3)			2.83%			3.13%

Net interest margin (4)			3.10%			3.33%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest -earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest -earning assets.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets at June 30, 2006 were $2.101 billion, an increase of $115.4 million, compared to $1.985 billion at December 31, 2005.

Loans receivable, net increased by $86.7 million to a balance of $1.741 billion at June 30, 2006, compared to a balance of $1.655 billion at December 31, 2005. Most of the increase was in one- to four-family real estate loans. Mortgage loans held for sale increased $30.2 million to a balance of $62.3 million at June 30, 2006 compared to a balance of $32.0 million at December 31, 2005. The increase occurred at the Company’s mortgage banking subsidiary, Columbia Home Loans, LLC, which re-established its wholesale alternative delivery credit channel during 2006. This delivery channel was adversely impacted in mid 2005 by staff turnover.

Deposit balances increased $21.4 million to $1.378 billion at June 30, 2006 from $1.357 billion at December 31, 2005. Core deposits decreased by $49.3 million, while time deposits increased by $70.7 million.

Total Federal Home Loan Bank (“FHLB”) borrowings, consisting of securities sold under agreements to repurchase and advances, increased $80.1 million to $494.0 million at June 30, 2006, compared to a balance of $413.9 million at December 31, 2005. The increase was used to fund loan growth.

Stockholders’ equity at June 30, 2006 decreased to $134.0 million, compared to $138.8 million at December 31, 2005. The Company repurchased 555,248 shares of common stock during the six months ended June 30, 2006 at a total cost of $12.8 million. The cost of the share repurchases was partly offset by net income, proceeds from stock option exercises and the related tax benefit, and Employee Stock Ownership Plan amortization.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and June 30, 2005

General

Net income amounted to $4.9 million for both the three months ended June 30, 2006 and 2005. Net income for the six months ended June 30, 2006 decreased to $9.2 million, as compared to $9.8 million for the same prior year period. Diluted earnings per share increased to $.41 for the three months ended June 30, 2006, as compared to $.40 for the same prior year period. Diluted earnings per share for the six months ended June 30, 2006 decreased to $.77, as compared to $.80 for the same prior year period. Earnings per share is favorably affected by the Company’s repurchase program, which reduces the average diluted shares outstanding.

Interest Income

Interest income for the three and six months ended June 30, 2006 was $28.6 million and $56.4 million, respectively, compared to $24.9 million and $49.2 million, respectively, for the three and six months ended June 30, 2005. The yield on interest-earning assets increased to 5.86% for both the three and six months ended June 30, 2006 as compared to 5.45% for the same prior year periods. Average interest-earning assets increased by $127.5 million and $116.4 million, respectively, for the three and six months June 30, 2006 as compared to the same prior year periods. The growth was concentrated in average loans receivable which grew $161.9 million, or 10.2%, for the three months ended June 30, 2006, as compared to the same prior year period. For the six months ended June 30, 2006 average loans receivable increased $155.2, or 9.9%, as compared to the same prior year period.

Interest Expense

Interest expense for the three and six months ended June 30, 2006 was $14.2 million and $26.5 million, respectively, compared to $9.9 million and $19.1, respectively, for the three and six months ended June 30, 2005. The cost of interest-bearing liabilities increased to 3.19% and 3.03% for the three and six months ended June 30, 2006, as compared to 2.40% and 2.32%, respectively, in the same prior year periods. Average interest-bearing liabilities increased by $115.0 million and $104.8 million, respectively, for the three and six months ended June 30, 2006 as compared to the same prior year periods. The growth occurred in average borrowed funds which grew $83.2 million and average interest-bearing deposits which grew

$31.8 million for the three months ended June 30, 2006 as compared to the same prior year period. For the six months ended June 30, 2006 average borrowed funds increased $62.3 million and average interest-bearing deposits increased $42.5 million as compared to the same prior year period.

Net Interest Income

Net interest income for the three and six months ended June 30, 2006 decreased to $14.4 million and $29.8 million, respectively, as compared to $14.9 million and $30.1 million, respectively, in the same prior year periods. The net interest margin decreased to 2.96% and 3.10%, respectively, for the three and six months ended June 30, 2006 from 3.28% and 3.33%, respectively, in the same prior year periods. The rise in short-term interest rates and the flattening of the interest rate yield curve caused the increase in interest-bearing liabilities to outpace the increase in interest-earning assets.

Provision for Loan Losses

For the three and six months ended June 30, 2006, the Company’s provision for loan losses was zero and $50,000, respectively, compared to $200,000 and $250,000, respectively, in the same prior year periods. Total loans receivable increased, but net charge-offs for the three and six months ended June 30, 2006 improved to a net recovery of $172,000 and $176,000, respectively, as compared to net charge-offs of $422,000 and $425,000, respectively, for the same prior year periods. Additionally, non-performing loans decreased to $1.8 million at June 30, 2006 from $2.1 million at June 30, 2005.

Other Income

Other income was $6.5 million and $11.0 million, respectively, for the three and six months ended June 30, 2006, compared to $5.9 million and $11.8 million for the same prior year periods. For the three and six months ended June 30, 2006, the Company recorded gains of $3.3 million and $5.0 million, respectively, on the sale of loans and securities available for sale, as compared to gains of $3.2 million and $6.5 million, respectively, in the same prior year periods. Loans sold for the three and six month period ended June 30, 2006 decreased to $164.1 million and $259.8 million, respectively, from $165.5 million and $326.3 million, respectively, in the same prior year periods. Most of the decline in sales volume for the six month period ended June 30, 2006 occurred at Columbia Home Loans during the first quarter of 2006. The decline experienced at Columbia was partly reflective of declines experienced industry-wide. In light of continuing pressure on volume and margins, Columbia implemented plans to consolidate lending channels to a more centralized platform designed to improve efficiency and reduce operating costs. As expected, the consolidation temporarily reduced lending capacity and adversely impacted the volume of loan sales. Additionally, staff turnover in the wholesale alternative credit channel adversely affected sales volume. During the second quarter of 2006 Columbia re-established the wholesale alternative credit channel and sales volume was restored to prior year levels.

Fees and service charges increased $442,000 and $608,000, respectively, for the three and six months ended June 30, 2006, as compared to the same prior year periods primarily related to increases in fees generated from reverse mortgage loans, a new emphasis for the Company, as well as fees from title insurance.

Operating Expenses

Operating expenses were $13.5 million and $26.7 million, respectively, for the three and six months ended June 30, 2006, as compared to $13.2 million and $26.5 million, respectively, in the same prior year periods. Increased compensation and general and administrative expense was partly offset by a decrease in loan related marketing expense.

Provision for Income Taxes

Income tax expense was $2.6 million and $4.9 million, respectively, for the three and six months ended June 30, 2006, as compared to $2.6 million and $5.3 million, respectively, for the same prior year periods. The effective tax rate decreased slightly to 34.6% and 34.7%, respectively, for the three and six months ended June 30, 2006 as compared to 34.9% and 35.1%, respectively, for the same prior year periods.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including lines of credit and FHLB advances.

At June 30, 2006 the Company had outstanding overnight borrowings from the FHLB of $100.0 million as compared to $51.9 million in overnight borrowings at December 31, 2005. The Company utilizes the overnight line from time-to-time to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $494.0 million at June 30, 2006, an increase from $413.9 million at December 31, 2005. The increase in borrowings was used to fund loan growth.

The Company’s cash needs for the six months ended June 30, 2006, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations and the repurchase of common stock. For the six months ended June 30, 2005, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, a reduction in total borrowings and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various off-balance sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2006, outstanding commitments to originate loans totaled $225.1 million; outstanding unused lines of credit totaled $171.7 million; and outstanding commitments to sell loans totaled $84.5 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $437.0 million at June 30, 2006. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the six months ended June 30, 2006, the Company purchased 555,248 shares of common stock at a total cost of $12.8 million compared with purchases of 504,013 shares for the six months ended June 30, 2005 at a total cost of $11.6 million. At June 30, 2006, there were 140,436 shares remaining to be repurchased under the existing stock repurchase program. A new repurchase program, the Company’s thirteenth, was announced on July 20, 2006. Under this 5% repurchase program, an additional 615,883 shares are available for repurchase. Cash dividends declared and paid during the first six months of 2006 were $4.6 million, a decrease from $4.8 million from the same prior year period due to the reduction in common shares outstanding. On July 19, 2006, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on August 11, 2006 to stockholders of record at the close of business on July 28, 2006.

The primary source of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, is capital distributions from the banking subsidiary and, to a lesser extent, the issuance of debt instruments. For the first six months of 2006, OceanFirst Financial Corp. received $8.0 million in dividend payments from OceanFirst Bank. The Company also received $5.0 million from the issuance of trust preferred securities. The trust preferred securities carry a floating rate of 165 basis points over 3 month LIBOR and adjust quarterly. Accrued interest is due quarterly with principal due at the maturity date of August 1, 2036. The primary use of these funds is the payment of dividends to shareholders and the repurchase of common stock. OceanFirst Financial Corp.’s ability to continue these activities is partly dependent upon capital distributions from OceanFirst Bank. Applicable Federal law or the Bank’s regulator, may limit the amount of capital distributions OceanFirst Bank may make. On August 4, 2006 the Company issued an additional $7.5 million of trust preferred securities to be used for the repurchase of common stock, the payment of dividends to shareholders and other corporate purposes. These trust preferred securities carry a floating rate of 166 basis points over 3 month LIBOR and adjust quarterly. Accrued interest is due quarterly with principal due at the maturity date of November 1, 2036. The Company’s Board of Directors has approved the issuance of up to an additional $12.5 million of Tier II capital in the form of trust preferred securities or subordinated debt.

At June 30, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $131.5 million, or 6.3% of total adjusted assets, which is above the required level of $31.5 million or 1.5%; core capital of $131.5 million or 6.3% of total adjusted assets, which is above the required level of $63.0 million, or 3.0%; and risk-based capital of $141.7 million, or 10.5% of risk-weighted assets, which is above the required level of $107.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $84.5 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2006 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$564,629	$250,629	$209,000	$80,000	$25,000
Commitments to Originate Loans	$225,106	$225,106	—	—	—
Commitments to Fund Unused Lines of Credit	$171,658	$171,658	—	—	—

Debt obligations include borrowings from the FHLB, Securities Sold under Agreements to Repurchase and other borrowings. The borrowings have defined terms and, under certain circumstances, $72.0 million of the borrowings are callable at the option of the lender.

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

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Non-accrual loans:
Real estate - One- to four-family	$1,370	$1,084
Commercial Real Estate	243	—
Consumer	101	299
Commercial	85	212

Total non-performing loans	1,799	1,595
REO, net	225	278

Total non-performing assets	$2,024	$1,873

Allowance for loan losses as a percent of total loans receivable	.59%	.62%
Allowance for loan losses as percent of total non-performing loans	594.00	655.80
Non-performing loans as a percent of total loans receivable	.10	.09
Non-performing assets as a percent of total assets	.10	.09

The Company also classifies assets in accordance with certain regulatory guidelines. At June 30, 2006 the Bank had $18.8 million designated as Special Mention, $6.0 million classified as Substandard and $73,000 classified as Doubtful as compared to $15.5 million, $2.2 million and $59,000, respectively, designated as Special Mention and classified as Substandard and Doubtful at December 31, 2005. On June 30, 2006, the Company had two loans for a total of $3.3 million outstanding to Dwek Branches, LLC, an entity controlled by Solomon Dwek, a local real estate developer. On May 3, 2006, PNC Bank, National Association, commenced an action against Mr. Dwek and certain of his affiliates in the Superior Court of New Jersey, Chancery Division, Monmouth County (PNC Bank, National Assoc. v. Solomon Dwek et al., Docket No.: Mon-C-133-06), to recover funds allegedly improperly transferred by Mr. Dwek from PNC. The Court issued an Order to Show Cause restraining Mr. Dwek from transferring or in any way dissipating his various assets, and subsequently appointed a fiscal agent to, among other things, monitor and preserve the value of the assets of Mr. Dwek and his affiliates. This report is being included in this quarterly report due to the media attention surrounding Mr. Dwek and to clarify the Bank’s business relationship with Mr. Dwek. Both of the loans to Dwek Branches LLC are secured by commercial real estate. The first loan in the amount of $1.5 million has been designated as Special Mention. The second loan totaling $1.8 million has been classified as Substandard.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2005 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. At March 31, 2006 the Company adopted a new interest rate risk model which is expected to provide improved modeling capabilities. The new model allows for greater disaggregation of data elements, enhanced loan prepayment modeling and greater flexibility. The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006 and December 31, 2005, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The Company’s results for December 31, 2005 have been restated for comparative purposes using the new IRR model. At June 30, 2006 the Company’s one-year gap was negative 4.63% as compared to positive 4.19% at December 31, 2005.

At June 30, 2006	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$7,018	$—	$—	$—	$—	$7,018
Investment securities	75,597	2,385	287	—	6,652	84,921
FHLB stock	—	—	—	—	25,694	25,694
Mortgage-backed securities	7,639	19,173	29,661	13,258	6,626	76,357
Loans receivable (2)	298,817	316,908	555,121	298,193	339,564	1,808,603

Total interest-earning assets	389,071	338,466	585,069	311,451	378,536	2,002,593

Interest-bearing liabilities:
Money market deposit accounts	5,457	16,371	43,655	54,420	—	119,903
Savings accounts	9,912	31,342	79,298	99,123	—	219,675
Interest-bearing checking accounts	16,020	48,061	128,163	160,208	—	352,452
Time deposits	184,798	252,759	95,481	20,810	3,573	557,421
FHLB advances	142,000	48,000	165,000	80,000	15,000	450,000
Securities sold under agreements to repurchase	59,529	—	44,000	—	—	103,529
Other borrowings	6,100	—	—	—	5,000	11,100

Total interest-bearing liabilities	423,816	396,533	555,597	414,561	23,573	1,814,080

Interest sensitivity gap (3)	$(34,745)	$(58,067)	$29,472	$(103,110)	$354,963	$188,513

Cumulative interest sensitivity gap	$(34,745)	$(92,812)	$(63,340)	$(166,450)	$188,513	$188,513

Cumulative interest sensitivity gap as a percent of total interest- earning assets	(1.74%)	(4.63%)	(3.16%)	(8.31%)	9.41%	9.41%

At December 31, 2005	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$5,144	$—	$—	$—	$—	$5,144
Investment securities	75,729	2,384	—	—	6,471	84,584
FHLB stock	—	—	—	—	21,792	21,792
Mortgage-backed securities	18,289	16,314	24,841	22,435	4,491	86,370
Loans receivable (2)	274,230	357,158	559,501	275,400	226,163	1,692,452

Total interest-earning assets	373,392	375,856	584,342	297,835	258,917	1,890,342

Interest-bearing liabilities:
Money market deposit accounts	5,690	17,069	45,516	56,894	—	125,169
Savings accounts	11,005	33,592	88,041	110,051	—	242,689
Interest-bearing checking accounts	17,408	52,225	139,268	172,886	—	381,787
Time deposits	93,846	230,103	134,031	21,784	6,971	486,735
FHLB advances	80,900	74,000	115,000	70,000	15,000	354,900
Securities sold under agreements to repurchase	54,289	—	56,000	3,000	—	113,289
Other borrowings	—	—	—	—	5,000	5,000

Total interest-bearing liabilities	263,138	406,989	577,856	434,615	26,971	1,709,569

Interest sensitivity gap (3)	$110,254	$(31,133)	$6,486	$(136,780)	$231,946	$180,773

Cumulative interest sensitivity gap	$110,254	$79,121	$85,607	$(51,173)	$180,773	$180,773

Cumulative interest sensitivity gap as a percent of total interest- earning assets	5.83%	4.19%	4.53%	(2.71%)	9.56%	9.56%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.

(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2006 and December 31, 2005. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2005.

	June 30, 2006					December 31, 2005
	Net Portfolio Value		NPV Ratio	Net Interest Income		Net Portfolio Value		NPV Ratio	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change		Amount	% Change	Amount	% Change		Amount	% Change
(dollars in thousands)
200	$162,551	(20.5)%	8.3%	$60,297	(2.7)%	$188,421	(12.6)%	10.0%	$60,217	0.4%
100	185,260	(9.3)	9.2	61,251	(1.1)	205,596	(4.6)	10.6	60,550	1.0
Static	204,342	—	9.9	61,943	—	215,479	—	10.9	59,953	—
(100)	213,720	4.6	10.1	62,161	0.4	212,431	(1.4)	10.6	58,002	(3.3)
(200)	203,705	(0.3)	9.7	60,194	(2.8)	195,476	(9.3)	9.8	54,008	(9.9)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

No material change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2006 is as follows:

Period	Total Number of Shares Purchased (1)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	0	—	0	419,386
May 1, 2006 through May 31, 2006	219,120	22.80	182,600	236,786
June 1, 2006 through June 30, 2006	100,806	21.86	96,350	140,436

(1)	Includes 36,520 shares in May 2006 and 4,456 in June 2006 which represent shares tendered by employees to exercise stock options.

On October 19, 2005, the Company announced its intention to repurchase up to an additional 636,036 shares, or 5%, of its outstanding common stock. On July 20, 2006, the Company announced its intention to repurchase up to an additional 615,883 shares, or 5%, of its outstanding common stock upon completion of the existing program.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

See results of Annual Meeting held on April 20, 2006 as reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

3.2	Bylaws of OceanFirst Financial Corp.**

4.0	Stock Certificate of OceanFirst Financial Corp.*

10.20	Form of OceanFirst Financial Corp. 2006 Stock Incentive Plan Stock Option Award Agreement (filed herewith)

10.21	Form of OceanFirst Financial Corp. 2006 Stock Incentive Plan Stock Award Agreement (filed herewith)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996, as amended, Registration No. 33-80123.

**	Incorporated herein by reference into this document from the Exhibit to Form 10-K, Annual Report, filed on March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: August 9, 2006	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer

DATE: August 9, 2006	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
10.20	Form of OceanFirst Financial Corp. 2006 Stock Incentive Plan Stock Option Award Agreement	22

10.21	Form of OceanFirst Financial Corp. 2006 Stock Incentive Plan	27

	Stock Award Agreement

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	30

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	31

32.0	Section 1350 Certifications	32