Form 10-Q
period 2006-09-30
OCEANFIRST FINANCIAL CORP
filed 2006-11-08
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES  ☐    NO  ☒.

As of November 3, 2006, there were 12,355,401 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$36,967	$31,108
Investment securities available for sale	82,050	83,861
Federal Home Loan Bank of New York stock, at cost	24,634	21,792
Mortgage-backed securities available for sale	71,692	85,025
Loans receivable, net	1,714,760	1,654,544
Mortgage loans held for sale	62,206	32,044
Interest and dividends receivable	8,366	7,089
Real estate owned, net	288	278
Premises and equipment, net	17,722	16,118
Servicing asset	9,565	9,730
Bank Owned Life Insurance	36,842	36,002
Intangible Assets	1,195	1,272
Other assets	6,877	6,494

Total assets	$2,073,164	$1,985,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,371,738	$1,356,568
Securities sold under agreements to repurchase with retail customers	55,050	54,289
Securities sold under agreements to repurchase with the Federal Home Loan Bank	34,000	59,000
Federal Home Loan Bank advances	428,200	354,900
Other borrowings	17,500	5,000
Advances by borrowers for taxes and insurance	8,788	7,699
Other liabilities	20,878	9,117

Total liabilities	1,936,154	1,846,573

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,349,245 and 12,698,505 shares outstanding at September 30, 2006 and December 31, 2005, respectively	272	272
Additional paid-in capital	201,319	197,621
Retained earnings	168,069	164,613
Accumulated other comprehensive loss	(869)	(1,223)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(6,645)	(7,472)
Treasury stock, 14,828,127 and 14,478,867, shares at September 30, 2006 and December 31, 2005, respectively	(225,136)	(215,027)
Common stock acquired by Deferred Compensation Plan	1,517	1,383
Deferred Compensation Plan Liability	(1,517)	(1,383)

Total stockholders’ equity	137,010	138,784

Total liabilities and stockholders’ equity	$2,073,164	$1,985,357

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest income:
Loans	$27,825	$24,222	$79,051	$68,752
Mortgage-backed securities	812	897	2,518	2,959
Investment securities and other	1,679	1,209	5,102	3,799

Total interest income	30,316	26,328	86,671	75,510

Interest expense:
Deposits	8,939	6,056	24,040	16,074
Borrowed funds	6,918	4,862	18,343	13,921

Total interest expense	15,857	10,918	42,383	29,995

Net interest income	14,459	15,410	44,288	45,515
Provision for loan losses	50	100	100	350

Net interest income after provision for loan losses	14,409	15,310	44,188	45,165

Other income:
Loan servicing income	136	47	408	148
Fees and service charges	2,677	2,406	7,854	6,976
Net gain on sales of loans and securities available for sale	3,515	3,535	8,474	10,079
Net loss from other real estate operations	(60)	—	(60)	—
Income from Bank Owned Life Insurance	291	321	840	856
Other	44	5	55	47

Total other income	6,603	6,314	17,571	18,106

Operating expenses:
Compensation and employee benefits	7,497	8,206	22,752	23,219
Occupancy	1,244	1,109	3,564	3,284
Equipment	767	659	1,975	1,934
Marketing	531	750	1,230	2,213
Federal deposit insurance	133	126	400	379
Data processing	859	857	2,569	2,413
General and administrative	2,483	2,485	7,735	7,276

Total operating expenses	13,514	14,192	40,225	40,718

Income before provision for income taxes	7,498	7,432	21,534	22,553
Provision for income taxes	2,592	2,602	7,461	7,902

Net income	$4,906	$4,830	$14,073	$14,651

Basic earnings per share	$0.43	$0.41	$1.22	$1.24

Diluted earnings per share	$0.42	$0.40	$1.18	$1.20

Average basic shares outstanding	11,465	11,793	11,567	11,859

Average diluted shares outstanding	11,689	12,184	11,880	12,251

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2004	$272	$193,723	$157,575	$(667)	$(8,652)	$(204,295)	$986	$(986)	$137,956

Comprehensive income:
Net income	—	—	14,651	—	—	—	—	—	14,651
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $405)	—	—	—	(589)	—	—	—	—	(589)

Total comprehensive income									14,062

Stock award	—	103	—	—	—	—	—	—	103
Tax benefit of stock plans	—	1,561	—	—	—	—	—	—	1,561
Purchase 611,566 shares of common stock	—	—	—	—	—	(14,096)	—	—	(14,096)
Allocation of ESOP stock	—	—	—	—	886	—	—	—	886
ESOP adjustment	—	1,537	—	—	—	—	—	—	1,537
Cash dividend - $.60 per share	—	—	(7,120)	—	—	—	—	—	(7,120)
Exercise of stock options	—	—	(2,656)	—	—	4,303	—	—	1,647
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	379	(379)	—

Balance at September 30, 2005	$272	$196,924	$162,450	$(1,256)	$(7,766)	$(214,088)	$1,365	$(1,365)	$136,536

Balance at December 31, 2005	$272	$197,621	$164,613	$(1,223)	$(7,472)	$(215,027)	$1,383	$(1,383)	$138,784

Comprehensive income:
Net income	—	—	14,073	—	—	—	—	—	14,073
Other comprehensive income:
Unrealized gain on securities (net of tax expense $244)	—	—	—	354	—	—	—	—	354

Total comprehensive income									14,427

Stock award	—	278	—	—	—	—	—	—	278
Tax benefit of stock plans	—	2,035	—	—	—	—	—	—	2,035
Purchase 669,604 shares of common stock	—	—	—	—	—	(15,288)	—	—	(15,288)
Allocation of ESOP stock	—	—	—	—	827	—	—	—	827
ESOP adjustment	—	1,385	—	—	—	—	—	—	1,385
Cash dividend - $.60 per share	—	—	(6,897)	—	—	—	—	—	(6,897)
Exercise of stock options	—	—	(3,720)	—	—	5,179	—	—	1,459
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	134	(134)	—

Balance at September 30, 2006	$272	$201,319	$168,069	$(869)	$(6,645)	$(225,136)	$1,517	$(1,517)	$137,010

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$14,073	$14,651

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	1,531	1,534
Amortization of ESOP	827	886
ESOP adjustment	1,385	1,537
Tax benefit of stock plans	—	1,561
Stock award	278	103
Amortization of servicing asset	1,509	1,719
Amortization of intangible assets	77	78
Net premium amortization in excess of discount accretion on securities	194	655
Net amortization of deferred costs and discounts on loans	506	312
Provision for loan losses	100	350
Net loss on sale of real estate owned	99	—
Net gain on sale of fixed assets	—	(28)
Net gain on sales of loans and securities	(8,474)	(10,079)
Proceeds from sales of mortgage loans held for sale	514,441	549,413
Mortgage loans originated for sale	(537,480)	(544,213)
Increase in value of Bank Owned Life Insurance	(840)	(856)
Increase in interest and dividends receivable	(1,277)	(1,327)
Increase in other assets	(627)	(304)
Increase (decrease) in other liabilities	11,761	(23,064)

Total adjustments	(15,990)	(21,723)

Net cash used in operating activities	(1,917)	(7,072)

Cash flows from investing activities:
Net increase in loans receivable	(60,892)	(146,059)
Proceeds from sale of investment securities available for sale	437	—
Proceeds from sale of mortgage-backed securities available for sale	6,241	—
Purchase of investment securities available for sale	(748)	(4,427)
Purchase of mortgage-backed securities available for sale	(6,439)	—
Proceeds from maturities of investment securities available for sale	2,584	3,670
Principal payments on mortgage-backed securities available for sale	13,480	30,468
(Increase) decrease in Federal Home Loan Bank of New York stock	(2,842)	1,800
Net (disbursements) proceeds from acquisition and sale of real estate owned	(39)	10
Proceeds from sale of fixed assets	—	49
Purchases of premises and equipment	(3,135)	(1,039)

Net cash used in investing activities	(51,353)	(115,528)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$15,170	$98,879
(Decrease) increase in short-term borrowings	(3,939)	47,655
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	(10,000)	(11,000)
Proceeds from Federal Home Loan Bank advances	190,000	34,000
Repayments of Federal Home Loan Bank advances	(127,000)	(77,000)
Proceeds from other borrowings	12,500	5,000
Increase in advances by borrowers for taxes and insurance	1,089	2,228
Exercise of stock options	1,459	1,647
Dividends paid	(6,897)	(7,120)
Purchase of treasury stock	(15,288)	(14,096)
Tax benefit of stock plans	2,035	—

Net cash provided by financing activities	59,129	80,193

Net increase (decrease) in cash and due from banks	5,859	(42,407)

Cash and due from banks at beginning of period	31,108	74,021

Cash and due from banks at end of period	$36,967	$31,614

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$41,689	$30,524
Income taxes	3,947	17,019
Non cash activities:
Transfer of securities sold under agreements to repurchase to advances	15,000	36,000
Transfer of loans receivable to real estate owned	70	—

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 and accordingly recognized no compensation expense for stock option grants under this method. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) which requires an entity to recognize the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $60,000 and $146,000 of expense for stock option grants for the three and nine months ended September 30, 2006, respectively. Prior periods have not been restated. At September 30, 2006 the Company had $1.1 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 4.4 years.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 are $60,000 and $39,000 lower, respectively, and the Company’s income before taxes and net income for the nine months ended September 30, 2006 are $146,000 and $95,000 lower, respectively, than if it had continued to account for stock-based compensation under Opinion No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have remained unchanged if the Company had not adopted Statement 123(R). For the nine months ended September 30, 2006 basic earnings per share would have remained unchanged and diluted earnings per share would have increased to $1.19 if the Company had not adopted Statement 123(R).

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions. There were no stock option grants for the three months ended September 30, 2006 and September 30, 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	N/A	N/A	4.71%	3.94%
Expected option life	N/A	N/A	7 years	6 years
Expected volatility	N/A	N/A	22%	22%
Expected dividend yield	N/A	N/A	3.49%	3.40%

Weighted average fair value of an option share granted during the period	N/A	N/A	$4.81	$4.05

Intrinsic value of options exercised during the period (in thousands)	$2,893	$1,836	$5,646	$5,435

Had the compensation costs for the Company’s stock option plan for the three and nine months ended September 30, 2005 been determined based on the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income – as reported	$4,830	$14,651

Stock-based compensation expense included in reported net income, net of related tax effects	—	67
Total stock-based compensation expense determined under the fair value based method, net of related tax effects	(171)	(578)

Net stock-based compensation expense not included in reported net income, all relating to stock option grants, net of related tax effects	(171)	(511)

Net income – pro forma	$4,659	$14,140

Basic earnings per share:
As reported	$0.41	$1.24

Pro forma	$0.40	$1.19

Diluted earnings per share:
As reported	$0.40	$1.20

Pro forma	$0.38	$1.15

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

Under the Incentive Plan and the Amended 2000 Stock Option Plan the Company is authorized to issue up to 4,153,564 shares subject to option of which 259,642 shares remain to be issued at September 30, 2006. Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to option or, in lieu of options, up to 333,333 shares in the form of stock awards. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option is determined by the market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises or grants of stock awards.

A summary of stock option activity for the nine months ended September 30, 2006 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,732,410	$16.90
Granted	258,800	23.43
Exercised	(464,238)	9.93
Forfeited	(13,727)	22.63

Outstanding at the end of the period	1,513,245	20.14

Options exercisable	1,253,156	$19.46

The following table summarizes information about stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,513,245	6.42 years	$20.14	$3,500,000	1,253,156	5.82 years	$19.46	$3,500,000

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average shares issued net of Treasury shares	12,345	12,748	12,481	12,852
Less: Unallocated ESOP shares	(804)	(939)	(837)	(974)
Unallocated incentive award shares and shares held by deferred compensation plan	(76)	(16)	(77)	(19)

Average basic shares outstanding	11,465	11,793	11,567	11,859
Add: Effect of dilutive securities:
Stock options	150	378	240	377
Incentive awards and shares held by deferred compensation plan	74	13	73	15

Average diluted shares outstanding	11,689	12,184	11,880	12,251

Comprehensive Income

For the three month periods ended September 30, 2006 and 2005, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $5,598,000 and $4,585,000, respectively. For the nine months ended September 30, 2006 and 2005 total comprehensive income amounted to $14,427,000 and $14,062,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Real estate:
One- to four-family	$1,235,443	$1,187,226
Commercial real estate, multi-family and land	302,149	281,585
Construction	18,690	22,739
Consumer	180,601	146,911
Commercial	48,509	61,637

Total loans	1,785,392	1,700,098
Loans in process	(3,644)	(7,646)
Deferred origination costs, net	5,629	4,596
Allowance for loan losses	(10,411)	(10,460)

Total loans, net	1,776,966	1,686,588
Less: Mortgage loans held for sale	62,206	32,044

Loans receivable, net	$1,714,760	$1,654,544

Note 3. Deposits

The major types of deposits at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006	December 31, 2005
Type of Account
Non-interest-bearing	$122,714	$120,188
Interest-bearing checking	385,390	381,787
Money market deposit	108,022	125,169
Savings	209,032	242,689
Time deposits	546,580	486,735

	$1,371,738	$1,356,568

Note 4. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of Statement No. 156 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, allows an entity to re-measure and fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value would be recognized in earnings. Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of Statement No. 155 to have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

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

Summary

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, merchant credit card services, deposit accounts, the sale of alternative investments, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Recent increases in short-term interest rates have outpaced increases in longer-term rates resulting in a flattening and, currently an inversion, of the interest rate yield curve. The continuation of a flat or inverted yield curve through the remainder of 2006 is expected to have a negative impact on the Bank’s results of operations and net interest margin as interest-earning assets, both loans and securities, are priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are priced against shorter-term indices. The Bank has generally not repriced all core deposits (defined as all deposits other than time deposits) at the same pace as market increases in short-term interest rates. Any upward repricing of core deposits can be expected to have a negative impact on the Bank’s results of operations and net interest margin.

While the Bank continues to focus on growing core deposits, the rise in interest rates has made certificates of deposit relatively more attractive as an investment option to the Bank’s depositors. The Bank has generally repriced certificates of deposit upwards in line with market rates while core deposit repricing has lagged the rise in short-term rates. As competition for core deposits has intensified, some of the Bank’s competitors have aggressively raised their core deposit pricing. In light of these trends, the Bank recorded growth in certificates of deposit during the nine months of 2006 while core deposit balances declined.

The Bank opened its new Barnegat branch in May 2006 and expects to open a new branch in Little Egg Harbor in the fourth quarter of 2006. Additionally, the Bank plans to open at least two new branches in 2007. Finally, the Bank’s Whiting branch was relocated to a more convenient and prominent location in July 2006. While the original branch remains open, the Bank anticipates that this location will eventually close.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2006 and 2005. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE QUARTERS ENDED SEPTEMBER 30,
	2006			2005
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,960	$117	5.22%	$8,846	$76	3.44%
Investment securities (1)	83,917	1,212	5.78	85,978	887	4.13
FHLB stock	25,940	350	5.40	19,596	246	5.02
Mortgage-backed securities (1)	74,679	812	4.35	100,549	897	3.57
Loans receivable, net (2)	1,806,060	27,825	6.16	1,663,158	24,222	5.83

Total interest-earning assets	1,999,556	30,316	6.06	1,878,127	26,328	5.61

Non-interest-earning assets	99,144			99,493

Total assets	$2,098,700			$1,977,620

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$703,986	3,039	1.73	$749,488	2,193	1.17
Time deposits	557,093	5,900	4.24	489,411	3,863	3.16

Total	1,261,079	8,939	2.84	1,238,899	6,056	1.96
Borrowed funds	567,003	6,918	4.88	459,736	4,862	4.23

Total interest-bearing liabilities	1,828,082	15,857	3.47	1,698,635	10,918	2.57

Non-interest-bearing deposits	124,998			127,718
Non-interest-bearing liabilities	12,896			16,468

Total liabilities	1,965,976			1,842,821
Stockholders’ equity	132,724			134,799

Total liabilities and stockholders’ equity	$2,098,700			$1,977,620

Net interest income		$14,459			$15,410

Net interest rate spread (3)			2.59%			3.04%

Net interest margin (4)			2.89%			3.28%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006			2005
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,706	$315	4.82%	$12,231	$269	2.93%
Investment securities (1)	84,480	3,880	6.12	86,272	2,882	4.45
FHLB stock	24,289	907	4.98	19,921	648	4.34
Mortgage-backed securities (1)	79,506	2,518	4.22	111,288	2,959	3.55
Loans receivable, net (2)	1,751,643	79,051	6.02	1,600,564	68,752	5.73

Total interest-earning assets	1,948,624	86,671	5.93	1,830,276	75,510	5.50

Non-interest-earning assets	96,516			101,048

Total assets	$2,045,140			$1,931,324

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$717,194	8,544	1.59	$733,548	5,526	1.00
Time deposits	531,557	15,496	3.89	479,624	10,548	2.93

Total	1,248,751	24,040	2.57	1,213,172	16,074	1.77
Borrowed funds	526,266	18,343	4.65	448,787	13,921	4.14

Total interest-bearing liabilities	1,775,017	42,383	3.18	1,661,959	29,995	2.41

Non-interest-bearing deposits	124,508			119,236
Non-interest-bearing liabilities	11,563			15,117

Total liabilities	1,911,088			1,796,312
Stockholders’ equity	134,052			135,012

Total liabilities and stockholders’ equity	$2,045,140			$1,931,324

Net interest income		$44,288			$45,515

Net interest rate spread (3)			2.75%			3.09%

Net interest margin (4)			3.03%			3.32%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest -earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest -earning assets.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets at September 30, 2006 were $2.073 billion, an increase of $87.8 million, compared to $1.985 billion at December 31, 2005.

Loans receivable, net increased by $60.2 million to a balance of $1.715 billion at September 30, 2006, compared to a balance of $1.655 billion at December 31, 2005. Most of the increase was in consumer loans. Mortgage loans held for sale increased $30.2 million to a balance of $62.2 million at September 30, 2006 compared to a balance of $32.0 million at December 31, 2005. The increase occurred at Columbia Home Loans, which re-established its wholesale alternative credit channel during 2006. This production channel was adversely impacted in mid 2005 by staff turnover.

Deposit balances increased $15.2 million to $1.372 billion at September 30, 2006 from $1.357 billion at December 31, 2005. Core deposits decreased by $44.7 million, while time deposits increased by $59.8 million.

Total Federal Home Loan Bank (“FHLB”) borrowings, consisting of securities sold under agreements to repurchase and advances, increased $48.3 million to $462.2 million at September 30, 2006, compared to a balance of $413.9 million at December 31, 2005. The increase was used to fund loan growth. Other borrowings increased $12.5 million to $17.5 million at September 30, 2006 compared to a balance of $5.0 million at December 31, 2005. These borrowings were issued by the Company to primarily fund the repurchase of common stock.

Stockholders’ equity at September 30, 2006 decreased to $137.0 million, compared to $138.8 million at December 31, 2005. The Company repurchased 669,604 shares of common stock during the nine months ended September 30, 2006 at a total cost of $15.3 million. The cost of the share repurchases was partly offset by net income, proceeds from stock option exercises and the related tax benefit, and Employee Stock Ownership Plan amortization.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and September 30, 2005

General

Net income increased to $4.9 million for the three months ended September 30, 2006 as compared to $4.8 million for the same prior year period. Net income for the nine months ended September 30, 2006 decreased to $14.1 million, as compared to $14.7 million for the same prior year period. Diluted earnings per share increased to $.42 for the three months ended September 30, 2006, as compared to $.40 for the same prior year period. Diluted earnings per share for the nine months ended September 30, 2006 decreased to $1.18 as compared to $1.20 for the same prior year period. Earnings per share is favorably affected by the Company’s share repurchase program, which reduces the average diluted shares outstanding.

Interest Income

Interest income for the three and nine months ended September 30, 2006 was $30.3 million and $86.7 million, respectively, compared to $26.3 million and $75.5 million, respectively, for the three and nine months ended September 30, 2005. The yield on interest-earning assets increased to 6.06% and 5.93%, respectively, for the three and nine months ended September 30, 2006 as compared to 5.61% and 5.50%, respectively, for the same prior year periods. Average interest-earning assets increased by $121.4 million and $118.3 million, respectively, for the three and nine months ended September 30, 2006 as compared to the same prior year periods. The growth was concentrated in average loans receivable which grew $142.9 million, or 8.6%, for the three months ended September 30, 2006, as compared to the same prior year period. For the nine months ended September 30, 2006 average loans receivable increased $151.1 million, or 9.4%, as compared to the same prior year period.

Interest Expense

Interest expense for the three and nine months ended September 30, 2006 was $15.9 million and $42.4 million, respectively, compared to $10.9 million and $30.0 million, respectively, for the three and nine months ended

September 30, 2005. The cost of interest-bearing liabilities increased to 3.47% and 3.18% for the three and nine months ended September 30, 2006, as compared to 2.57% and 2.41%, respectively, in the same prior year periods. Average interest-bearing liabilities increased by $129.4 million and $113.1 million, respectively, for the three and nine months ended September 30, 2006 as compared to the same prior year periods. The growth occurred in average borrowed funds which grew $107.3 million and average interest-bearing deposits which grew $22.2 million for the three months ended September 30, 2006 as compared to the same prior year period. For the nine months ended September 30, 2006 average borrowed funds increased $77.5 million and average interest-bearing deposits increased $35.6 million as compared to the same prior year period.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2006 decreased to $14.5 million and $44.3 million, respectively, as compared to $15.4 million and $45.5 million, respectively, in the same prior year periods. The net interest margin decreased to 2.89% and 3.03%, respectively, for the three and nine months ended September 30, 2006 from 3.28% and 3.32%, respectively, in the same prior year periods. The rise in short-term interest rates and the flattening or inversion of the interest rate yield curve caused the increase in the cost of interest-bearing liabilities to outpace the increase in the yield on interest-earning assets.

Provision for Loan Losses

For the three and nine months ended September 30, 2006, the Bank’s provision for loan losses was $50,000 and $100,000, respectively, compared to $100,000 and $350,000, respectively, in the same prior year periods. Although total loans receivable increased, net charge-offs for the nine months ended September 30, 2006 decreased to $150,000 as compared to $628,000 for the same prior year period.

Other Income

Other income was $6.6 million and $17.6 million, respectively, for the three and nine months ended September 30, 2006, compared to $6.3 million and $18.1 million for the same prior year periods. For the three and nine months ended September 30, 2006, the Bank recorded gains of $3.5 million and $8.5 million, respectively, on the sale of loans and securities available for sale, as compared to gains of $3.5 million and $10.1 million, respectively, in the same prior year periods. Loans sold for the three month period ended September 30, 2006 increased to $245.7 million from $212.4 million in the same prior year period. Loans sold for the nine month period ended September 30, 2006 decreased to $505.5 million from $538.7 million in the same prior year period. Most of the decline in sales volume for the nine month period ended September 30, 2006 occurred at Columbia Home Loans during the first quarter of 2006. The decline experienced at Columbia was partly reflective of declines experienced industry-wide. In light of continuing pressure on volume and margins, Columbia implemented plans to consolidate lending channels to a more centralized platform designed to improve efficiency and reduce operating costs. As expected, the consolidation temporarily reduced lending capacity and adversely impacted the volume of loan sales. Additionally, staff turnover in the wholesale alternative credit channel adversely affected sales volume. During the second quarter of 2006 Columbia re-established the wholesale alternative credit channel and sales volume was restored to exceed prior year levels, for the second and third quarters.

Fees and service charges increased $271,000 and $878,000, respectively, for the three and nine months ended September 30, 2006, as compared to the same prior year periods primarily related to increases in fees generated from reverse mortgage loans, a new emphasis for the Bank, as well as fees from title insurance and trust services.

Operating Expenses

Operating expenses were $13.5 million and $40.2 million, respectively, for the three and nine months ended September 30, 2006, as compared to $14.2 million and $40.7 million, respectively, in the same prior year periods. The decrease in operating expenses was due to reduced incentive plan accruals and loan-related marketing expense reductions.

Provision for Income Taxes

Income tax expense was $2.6 million and $7.5 million, respectively, for the three and nine months ended September 30, 2006, as compared to $2.6 million and $7.9 million, respectively, for the same prior year periods. The effective tax rate decreased slightly to 34.6% for both the three and nine months ended September 30, 2006 as compared to 35.0% for both the same prior year periods.

Liquidity and Capital Resources

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

At September 30, 2006 the Bank had outstanding overnight borrowings from the FHLB of $47.2 million as compared to $51.9 million in overnight borrowings at December 31, 2005. The Bank utilizes the overnight line from time-to-time to fund short-term liquidity needs. The Bank had total FHLB borrowings, including overnight borrowings, of $462.2 million at September 30, 2006, an increase from $413.9 million at December 31, 2005. The increase in borrowings was used to fund loan growth.

The Bank’s cash needs for the nine months ended September 30, 2006, were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and borrowings and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations and the repurchase of common stock. For the nine months ended September 30, 2005, the cash needs of the Bank were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans, a reduction in total borrowings and the repurchase of common stock.

In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2006, outstanding commitments to originate loans totaled $185.5 million; outstanding unused lines of credit totaled $184.9 million; and outstanding commitments to sell loans totaled $70.8 million. The Bank expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $436.3 million at September 30, 2006. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Bank.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the nine months ended September 30, 2006, the Company purchased 669,604 shares of common stock at a total cost of $15.3 million compared with purchases of 611,566 shares for the nine months ended September 30, 2005 at a total cost of $14.1 million. At September 30, 2006, there were 26,080 shares remaining to be repurchased under the existing stock repurchase program. A new repurchase program, the Company’s thirteenth, was announced on July 20, 2006. Under this 5% repurchase program, an additional 615,883 shares are available for repurchase. Cash dividends declared and paid during the first nine months of 2006 were $6.9 million, a decrease from $7.1 million from the same prior year period due to the reduction in common shares outstanding. On October 18, 2006, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on November 10, 2006 to stockholders of record at the close of business on October 27, 2006.

The primary sources of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of debt instruments. For the first nine months of 2006, OceanFirst Financial Corp. received $8.0 million in dividend payments from OceanFirst Bank. The Company also received $12.5 million from the issuance of trust preferred securities. The trust preferred securities carry a floating rate of 166 basis points over 3 month LIBOR and adjust quarterly. Accrued interest is due quarterly with principal due at the maturity date in 2036. The primary use of these funds is the repurchase of common stock and the payment of dividends to shareholders. The Company’s Board of Directors has approved the issuance of up to an additional $12.5 million of Tier II capital in the form of trust preferred securities or subordinated debt. OceanFirst Financial Corp.’s ability to continue these activities is partly dependent upon capital distributions from OceanFirst Bank. Applicable Federal law or the Bank’s regulator, may limit the amount of capital distributions OceanFirst Bank may make.

At September 30, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $138.8 million, or 6.7% of total adjusted assets, which is above the required level of $31.1 million or 1.5%; core capital of $138.8 million or 6.7% of total adjusted assets, which is above the required level of $62.3 million, or 3.0%; and risk-based capital of $148.9 million, or 11.2% of risk-weighted assets, which is above the required level of $106.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Bank also has outstanding commitments to sell loans amounting to $70.8 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2006 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$534,750	$180,250	$224,000	$113,000	$17,500
Commitments to Originate Loans	$185,547	$185,547
Commitments to Fund Unused Lines of Credit	$184,936	$184,936

Debt obligations include borrowings from the FHLB, Securities Sold under Agreements to Repurchase and other borrowings. The borrowings have defined terms and, under certain circumstances, $55.0 million of the borrowings are callable at the option of the lender.

Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank’s exposure to credit risk is represented by the contractual amount of the instruments.

Non-Performing Assets

The following table sets forth information regarding the Bank’s non-performing assets consisting of non-accrual loans and Real Estate Owned (“REO”). It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Non-accrual loans:
Real estate - One- to four-family	$1,786	$1,084
Commercial Real Estate	426	—
Consumer	221	299
Commercial	1,266	212

Total non-performing loans	3,699	1,595
REO, net	288	278

Total non-performing assets	$3,987	$1,873

Allowance for loan losses as a percent of total loans receivable	.58%	.62%
Allowance for loan losses as percent of total non-performing loans	281.45	655.80
Non-performing loans as a percent of total loans receivable	.21	.09
Non-performing assets as a percent of total assets	.19	.09

The Bank also classifies assets in accordance with certain regulatory guidelines. At September 30, 2006 the Bank had $19.2 million designated as Special Mention, $5.0 million classified as Substandard and $95,000 classified as Doubtful as compared to $15.5 million, $2.2 million and $59,000, respectively, designated as Special Mention and classified as Substandard and Doubtful at December 31, 2005. On September 30, 2006, the Bank had one loan for a total of $1.5 million outstanding to Dwek Branches, LLC, an entity controlled by Solomon Dwek, a local real estate developer. On May 3, 2006, PNC Bank, National Association, commenced an action against Mr. Dwek and certain of his affiliates in the Superior Court of New Jersey, Chancery Division, Monmouth County (PNC Bank, National Assoc. v. Solomon Dwek et al., Docket No.: Mon-C-133-06), to recover funds allegedly improperly transferred by Mr. Dwek from PNC. The Court issued an Order to Show Cause restraining Mr. Dwek from transferring or in any way dissipating his various assets, and subsequently appointed a fiscal agent to, among other things, monitor and preserve the value of the assets of Mr. Dwek and his affiliates. This report is being included in this quarterly report due to the media attention surrounding Mr. Dwek and to clarify the Bank’s business relationship with Mr. Dwek. The loan to Dwek Branches LLC is secured by commercial real estate and has been designated as Special Mention, although the loan continues to perform according to terms. During the third quarter, a second loan to Dwek Branches, LLC for $1.8 million, which had been classified as Substandard, was sold to a real estate investor at no loss to the Bank.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. At March 31, 2006 the Company adopted a new interest rate risk model which is expected to provide improved modeling capabilities. The new model allows for greater disaggregation of data elements, enhanced loan prepayment modeling and greater flexibility. The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006 and December 31, 2005, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The Company’s results for December 31, 2005 have been restated for comparative purposes using the new IRR model. At September 30, 2006 the Company’s one-year gap was negative 1.24% as compared to positive 4.19% at December 31, 2005.

At September 30, 2006	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$16,470	$—	$—	$—	$—	$16,470
Investment securities	75,616	—	288	—	6,652	82,556
FHLB stock	—	—	—	—	24,634	24,634
Mortgage-backed securities	11,144	14,662	29,092	11,738	6,019	72,655
Loans receivable (2)	325,117	293,289	554,036	292,903	316,403	1,781,748

Total interest-earning assets	428,347	307,951	583,416	304,641	353,708	1,978,063

Interest-bearing liabilities:
Money market deposit accounts	4,910	14,730	39,281	49,101	—	108,022
Savings accounts	11,490	28,221	75,254	94,067	—	209,032
Interest-bearing checking accounts	17,518	52,553	140,140	175,179	—	385,390
Time deposits	101,375	337,232	87,954	16,973	3,046	546,580
FHLB advances	55,200	70,000	275,000	28,000	—	428,200
Securities sold under agreements to repurchase	55,050	—	34,000	—	—	89,050
Other borrowings	12,500	—	—	—	5,000	17,500

Total interest-bearing liabilities	258,043	502,736	651,629	363,320	8,046	1,783,774

Interest sensitivity gap (3)	$170,304	$(194,785)	$(68,213)	$(58,679)	$345,662	$194,289

Cumulative interest sensitivity gap	$170,304	$(24,481)	$(92,694)	$(151,373)	$194,289	$194,289

Cumulative interest sensitivity gap as a percent of total interest- earning assets	8.61%	(1.24%)	(4.69%)	(7.65%)	9.82%	9.82%

At December 31, 2005	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$5,144	$—	$—	$—	$—	$5,144
Investment securities	75,729	2,384	—	—	6,471	84,584
FHLB stock	—	—	—	—	21,792	21,792
Mortgage-backed securities	18,289	16,314	24,841	22,435	4,491	86,370
Loans receivable (2)	274,230	357,158	559,501	275,400	226,163	1,692,452

Total interest-earning assets	373,392	375,856	584,342	297,835	258,917	1,890,342

Interest-bearing liabilities:
Money market deposit accounts	5,690	17,069	45,516	56,894	—	125,169
Savings accounts	11,005	33,592	88,041	110,051	—	242,689
Interest-bearing checking accounts	17,408	52,225	139,268	172,886	—	381,787
Time deposits	93,846	230,103	134,031	21,784	6,971	486,735
FHLB advances	80,900	74,000	115,000	70,000	15,000	354,900
Securities sold under agreements to repurchase	54,289	—	56,000	3,000	—	113,289
Other borrowings	—	—	—	—	5,000	5,000

Total interest-bearing liabilities	263,138	406,989	577,856	434,615	26,971	1,709,569

Interest sensitivity gap (3)	$110,254	$(31,133)	$6,486	$(136,780)	$231,946	$180,773

Cumulative interest sensitivity gap	$110,254	$79,121	$85,607	$(51,173)	$180,773	$180,773

Cumulative interest sensitivity gap as a percent of total interest- earning assets	5.83%	4.19%	4.53%	(2.71%)	9.56%	9.56%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.

(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2006 and December 31, 2005. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2005.

	September 30, 2006					December 31, 2005

	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$170,753	(17.4)%	8.7%	$56,747	(2.7)%	$188,421	(12.6)%	10.0%	$60,217	0.4%
100	191,344	(7.5)	9.5	57,839	(0.8)	205,596	(4.6)	10.6	60,550	1.0
Static	206,838	—	10.0	58,307	—	215,479	—	10.9	59,953	—
(100)	209,637	1.4	10.0	57,621	(1.2)	212,431	(1.4)	10.6	58,002	(3.3)
(200)	194,555	(5.9)	9.3	54,312	(6.9)	195,476	(9.3)	9.8	54,008	(9.9)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

No material change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2006 is as follows:

Period	Total Number of Shares Purchased (1)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	0	—	0	140,436
August 1, 2006 through August 31, 2006	110,133	21.41	10,000	130,436
September 1, 2006 through September 30, 2006	104,356	21.97	104,356	26,080

(1)	Includes 100,133 shares in August 2006 which represent shares tendered by employees to exercise stock options.

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

OceanFirst Financial Corp.
Registrant

DATE: November 8, 2006	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: November 8, 2006	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	23

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	24

32.0	Section 1350 Certifications	25