Form 10-K
period 2006-12-31
OCEANFIRST FINANCIAL CORP
filed 2007-03-30
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $254,256,750, based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 27, 2007 was 12,318,370.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2006, are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

OceanFirst Financial Corp. (the “Company”) was organized by the Board of Directors of OceanFirst Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank’s conversion from mutual to stock form, which was completed on July 2, 1996. On August 18, 2000 the Bank acquired Columbia Home Loans, LLC (“Columbia”), a mortgage banking company based in Westchester County, New York in a transaction accounted for as a purchase. At December 31, 2006, the Company had consolidated total assets of $2.1 billion and total stockholders’ equity of $132.3 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a Federally-chartered mutual savings bank in 1989. The Bank’s principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans. To a lesser extent, the Bank invests in other types of loans including commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. As a mortgage banking subsidiary of the Bank, Columbia originates, sells and services a full product line of residential mortgage loans. Columbia sells virtually all loan production into the secondary market, except that the Bank will often purchase adjustable-rate and fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. The Bank also periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, including reverse mortgage loans, and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities (“MBS”), proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

In addition to historical information, this Form 10-K contains certain forward-looking statements which are based on certain assumptions and describes future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the

Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, New Jersey, and twenty additional branch offices. Seventeen of the twenty-one branch offices are located in Ocean County with three located in Monmouth County and one located in Middlesex County, New Jersey. One of the branches opened in 2006 was to relocate an existing facility to a preferred location. To complete the relocation, the older branch is expected to close in 2007. The Bank’s deposit gathering base is concentrated in the communities surrounding its offices. While the Bank’s lending activities are concentrated in the sub markets served by its branch office network, lending activities extend throughout New Jersey, and to a lesser extent, adjacent markets served by Columbia. Lending activities are supported by loan production offices in Red Bank and Kenilworth, New Jersey. Columbia’s loan volume is primarily derived from the tri-state area around New York City. Columbia conducts business through an administrative and production office in Valhalla, New York and satellite production offices in adjacent markets.

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

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 2006, the Bank had total loans outstanding of $1.791 billion, of which $1.232 billion or 68.8% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $306.3 million of commercial real estate, multi-family and land loans, or 17.1% of total loans; $13.5 million of real estate construction loans, or 0.7% of total loans; $190.0 million of consumer loans, primarily home equity loans and lines of credit, or 10.6% of total loans; and $49.7 million of commercial loans, or 2.8% of total loans. Included in total loans are $82.9 million in loans held for sale at December 31, 2006. At that same date, 49.4% of the Bank’s total loans had adjustable interest rates.

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

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate:
One-to-four family	$1,231,716	68.77%	$1,187,226	69.83%	$1,126,585	72.70%	$1,081,901	75.50%	$1,101,904	77.94%
Commercial real estate, multi-family and land	306,288	17.10	281,585	16.56	243,299	15.70	205,066	14.31	146,149	10.34
Construction	13,475.75		22,739	1.34	19,189	1.23	11,274.79		11,079.78
Consumer (1)	190,029	10.61	146,911	8.64	99,279	6.41	81,455	5.68	80,218	5.67
Commercial	49,693	2.77	61,637	3.63	61,290	3.96	53,231	3.72	74,545	5.27

Total loans	1,791,201	100.00%	1,700,098	100.00%	1,549,642	100.00%	1,432,927	100.00%	1,413,895	100.00%

Loans in process	(2,318)		(7,646)		(5,970)		(3,829)		(3,531)
Deferred origination costs, net	5,723		4,596		3,888		4,136		2,239
Unamortized discount, net	—		—		(4)		(5)		(5)
Allowance for loan losses	(10,238)		(10,460)		(10,688)		(10,802)		(10,074)

Total loans, net	1,784,368		1,686,588		1,536,868		1,422,427		1,402,524
Less:
Mortgage loans held for sale	82,943		32,044		63,961		33,207		66,626

Loans receivable, net	$1,701,425		$1,654,544		$1,472,907		$1,389,220		$1,335,898

Total loans:
Adjustable rate	$885,342	49.43%	$975,672	57.39%	$849,034	54.79%	$670,398	46.79%	$622,348	44.02%
Fixed rate	905,859	50.57	724,426	42.61	700,608	45.21	762,529	53.21	791,547	55.98

	$1,791,201	100.00%	$1,700,098	100.00%	$1,549,642	100.00%	$1,432,927	100.00%	$1,413,895	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and automobile loans.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2006. The table does not include principal repayments. Principal repayments, including prepayments on total loans was $563.7 million, $444.0 million, and $443.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

	At December 31, 2006
	One-to- Four Family	Commercial real estate, multi- family and land	Construction	Consumer	Commercial	Total Loans Receivable
	(In thousands)
One year or less	$12,208	$53,610	$13,475	$545	$27,164	$107,002

After one year:
More than one year to three years	3,092	71,309	—	1,681	9,843	85,925
More than three years to five years	5,092	52,575	—	6,093	6,159	69,919
More than five years to ten years	65,128	81,861	—	26,585	6,527	180,101
More than ten years to twenty years	245,116	37,224	—	155,125	—	437,465
More than twenty years	901,080	9,709	—	—	—	910,789

Total due after December 31, 2007	1,219,508	252,678	—	189,484	22,529	1,684,199

Total amount due	$1,231,716	$306,288	$13,475	$190,029	$49,693	1,791,201

Loans in process						(2,318)
Deferred origination costs, net						5,723
Allowance for loan losses						(10,238)

Total loans, net						1,784,368

Less: Mortgage loans held for sale						82,943

Loans receivable, net						$1,701,425

The following table sets forth at December 31, 2006, the dollar amount of total loans receivable contractually due after December 31, 2007, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to-four family	$485,421	$734,087	$1,219,508
Commercial real estate, multi-family and land	199,527	53,151	252,678
Consumer	113,503	75,981	189,484
Commercial	14,819	7,710	22,529

Total loans receivable	$813,270	$870,929	$1,684,199

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

Columbia has entered into loan sale agreements with investors in the normal course of business. The loan sale agreements may require Columbia to repurchase certain loans previously sold in the event of an Early Payment Default, generally defined as the failure by the borrower to make a payment within a designated period early in the loan term. Columbia may also be required to repurchase loans in the event of a breach of a representation or warranty or a misrepresentation during the loan origination process. A portion of Columbia’s loan production consists of subprime mortgage loans which are made to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. These mortgage loans are generally underwritten to investor specifications, subjected to investor due diligence and subsequently sold to investors. Despite these procedures, the risk of an Early Payment Default and subsequent repurchase of these loans is significantly greater than conventional mortgage loans. For the year ended December 31, 2006, Columbia originated $728.3 million in total loans, of which $299.8 million was in subprime loans, representing 41.2% of the total loans it originated. Included in this amount is $148.2 million of a new subprime loan product which Columbia began offering in 2006. This product provided the borrower with 100% financing relative to the value of the underlying property. During the first quarter of 2007, Columbia discontinued the origination of subprime loans.

For the year ended December 31, 2006 the Company established a reserve for repurchased loans of $9.6 million related to potential losses on loans sold which may have to be repurchased due to an Early Payment Default or a violation of a misrepresentation or warranty. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. In order to estimate an appropriate reserve for repurchased loans, the Company considers recent and historical experience, product type and volume of recent whole loan sales and the general economic environment. Management believes that the Company has established and maintained the reserve for repurchased loans at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Company’s control.

The Bank also periodically sells part of its mortgage production in order to manage interest rate risk and liquidity. See “Loan Servicing.” At December 31, 2006 there were $82.9 million in loans categorized as held for sale.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held for sale, for the periods indicated.

	For the Year December 31,
	2006	2005	2004
	(In thousands)
Total loans:
Beginning balance	$1,700,098	$1,549,642	$1,432,927

Loans originated:
One-to-four family	900,595	1,008,342	817,198
Commercial real estate, multi-family and land	93,555	83,511	88,758
Construction	8,814	9,617	17,320
Consumer	225,663	172,146	76,844
Commercial	115,814	32,820	59,909

Total loans originated	1,344,441	1,306,436	1,060,029

Total	3,044,539	2,856,078	2,492,956

Less:
Principal repayments	563,707	444,028	443,631
Sales of loans	689,561	711,952	499,395
Transfer to REO	70	—	288

Total loans	$1,791,201	$1,700,098	$1,549,642

One-to-Four Family Mortgage Lending. The Bank offers both fixed-rate, regular amortizing adjustable-rate and interest-only mortgage loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by commissioned loan representatives and their contacts within the local real estate industry, members of the local communities and the Bank’s existing or past customers.

At December 31, 2006, the Bank’s total loans outstanding were $1.791 billion, of which $1.232 billion, or 68.8%, were one-to-four family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loan was approximately $184,000 at December 31, 2006. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years. The Bank’s ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.50% to 3.25% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.50% to 3.25% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer interest-only ARM loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term and then convert to a fully amortizing loan until maturity. Borrowers for interest-only ARM loans originated for portfolio are qualified at the fully indexed rate when the loan reprices in less than five years and are qualified at the fully amortized payment when the loan reprices in more than five years. The interest-only feature will result in future increases in the borrower’s loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2006 was $227.0 million.

The Bank’s fixed-rate mortgage loans currently are made for terms from 10 to 30 years. The normal terms for fixed-rate loan commitments provide for a maximum of 60 days rate lock upon receipt of a 0.5% to 1.0% fee charged on the mortgage amount which typically becomes non-refundable in the event the loan does not close prior to expiration of the rate lock. The Bank may periodically sell part of the fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of Real Estate Owned (“REO”) and loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer term fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained (up to 100% for certain Community Reinvestment Act related programs covered by private mortgage insurance). Generally, independent appraisals are obtained for loans secured by real property, however, as allowed by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), under certain defined circumstances, a real estate collateral analysis is obtained instead. The average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 62% at December 31, 2006. Title insurance is required for all first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities, the majority of which are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty five years with fixed or adjustable rates which are indexed to a margin above the corresponding U.S. Treasury constant maturity yield. The loans typically contain prepayment penalties over the initial three to five years. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank typically requires the personal guarantee of the principal borrowers for all commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2006 was $306.3 million, or 17.1% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2006 was a performing loan for which the Bank had an outstanding carrying balance of $8.6 million, secured by a first mortgage on commercial real estate used as a health care facility. The average size of the Bank’s commercial real estate loans at December 31, 2006 was approximately $522,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2006, the Bank had an outstanding balance in commercial construction loans of $20.8 million.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly selective basis. The Bank’s multi-family loans and land loans at December 31, 2006, totaled $3.0 million and $4.4 million, respectively.

Loans secured by multi-family residential properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio.

Residential Construction Lending. At December 31, 2006, residential construction loans totaled $13.5 million, or 0.7%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms generally not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally 0.5% to 2.0% above the prime rate (as published in the Wall Street Journal). The Bank’s construction loans increase the interest rate sensitivity of its earning assets. At December 31, 2006, the Bank had 21 residential construction loans, with the largest exposure relating to a $3.5 million performing loan. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts typically no greater than 75% of the appraised value of the land and the building. Once construction is complete, the loans are either paid in full or converted to permanent amortizing loans with maturities similar to the Bank’s other one-to-four family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans. The Bank also offers consumer loans. At December 31, 2006, the Bank’s consumer loans totaled $190.0 million, or 10.6% of the Bank’s total loan portfolio. Of that amount, home equity loans comprised $116.4 million, or 61.3%; home equity lines of credit comprised $73.1 million, or 38.5%; loans on savings accounts totaled $201,000, or 0.1%; and automobile and overdraft line of credit loans totaled $240,000 or 0.1%.

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

Commercial Lending. At December 31, 2006, commercial loans totaled $49.7 million, or 2.8% of the Bank’s total loans outstanding. The Commercial Lending group’s primary function is to service the business communities’ banking and financing needs in the Bank’s primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision. The Bank typically requires the personal guarantee of the principal borrowers for all commercial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2006 was a performing loan with an outstanding balance of $2.6 million which was secured by a first lien on all corporate assets. The average size of the Bank’s commercial loans at December 31, 2006 was approximately $140,000.

Loan Approval Procedures and Authority. The Board of Directors establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board of Directors has authorized the approval of loans with a total exposure of up to $7.0 million by various officers of the Bank or a management credit committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. A minimum of two employees’ signatures are required to approve residential loans over conforming loan limits. Loans with a total exposure in excess of $3.0 million require approval by the Management Credit Committee. Loans with a total exposure in excess of $7.0 million require approval by the Board of Directors. The Bank’s loan approval policies also apply to loans originated by Columbia except as may be otherwise specified by individual investor guidelines with respect to loans originated for sale. The Bank’s loan approval policies also delegate approval authority to specified employees at Columbia within assigned exposure limits for loans originated for the Bank’s portfolio. Columbia maintains a Credit Policy that establishes the delegated authority levels for loans originated for sale. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2006 amounted to $19.7 million. At December 31, 2006, the Bank’s maximum loan exposure to a single borrower was $10.7 million, net of participations sold. This relationship consists of nine separate credit facilities and several of the notes have separate and distinct guarantors.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank. At December 31, 2006, the Bank was servicing $992.7 million of loans for others. For the years ended December 31, 2006, 2005 and 2004, loan servicing income, net of related amortization and write down of the loan servicing asset, totaled $515,000, $280,000 and $328,000, respectively. The Bank evaluates mortgage servicing rights for impairment on a quarterly basis. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected repayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

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

The Bank’s Internal Asset Classification Committee, which is chaired by the Chief Risk Officer who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings institutions. At December 31, 2006, the Bank had $8.2 million of assets, including all REO, classified as Substandard, $185,000 of assets classified as Doubtful and no assets classified as Loss. Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.” Special Mention assets totaled $18.2 million at December 31, 2006. Loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. The Substandard classification includes $4.6 million of commercial loans, the largest being a $2.6 million relationship for the construction of townhouses. The loans in the relationship are delinquent from 60 to 90 days and the project has experienced construction delays. The loans are secured by residential real estate. The Special Mention classification includes one relationship for $7.8 million which was fully repaid in January 2007. The second largest Special Mention relationship was a $4.5 million credit to a real estate agency which was current as to payments, but classified due to declining revenue and net income of the borrower. The loan is secured by commercial real estate, corporate assets and the personal guarantees of the principals.

Non-Accrual Loans and REO

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans and one REO property at December 31, 2006. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $189,000, $115,000, $128,000, $96,000, and $87,000.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$2,703	$1,084	$1,337	$1,712	$2,222
Commercial real estate, multi-family and land	286	—	744	242	74
Consumer	281	299	784	90	95
Commercial	1,255	212	623	118	297

Total	4,525	1,595	3,488	2,162	2,688
REO, net(1)	288	278	288	252	141

Total non-performing assets	$4,813	$1,873	$3,776	$2,414	$2,829

Allowance for loan losses as a percent of total loans receivable (2)	.57%	.62%	.69%	.75%	.71%

Allowance for loan losses as a percent of total non-performing loans (3)	226.25	655.80	306.42	499.63	374.78

Non-performing loans as a percent of total loans receivable (2)(3)	.25	.09	.23	.15	.19

Non-performing assets as a percent of total assets (3)	.23	.09	.20	.14	.16

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans receivable and mortgage loans held for sale.
(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

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

The Bank’s allowance for loan losses consists of a specific allowance and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all assets classified as Substandard,

Doubtful or Loss where the value of the underlying collateral can reasonably be evaluated; generally those loans secured by real estate. The Bank obtains an updated appraisal whenever a loan secured by real estate becomes 90 days delinquent. The specific allowance represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various risk tranches based on type of loan (mortgage, consumer and commercial); and certain underwriting characteristics. An estimated loss factor is then applied to each risk tranche. The loss factors are determined based upon historical loan loss experience, current economic conditions, underwriting standards, internal loan review results and other factors.

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

As of December 31, 2006 and 2005, the Bank’s allowance for loan losses was .57% and .62%, respectively, of total loans. The Bank had non-accrual loans of $4.5 million and $1.6 million at December 31, 2006 and 2005, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$10,460	$10,688	$10,802	$10,074	$10,351

Charge-offs:
Real Estate:
One-to-four family	113	11	175	78	149
Commercial real estate, multi-family and land	—	—	—	—	—
Consumer	6	—	—	—	2
Commercial	450	673	312	180	2,368

Total	569	684	487	258	2,519
Recoveries	197	106	73	298	592

Net charge-offs (recoveries)	372	578	414	(40)	1,927

Provision for loan losses	150	350	300	688	1,650

Balance at end of year	$10,238	$10,460	$10,688	$10,802	$10,074

Ratio of net charge-offs during the year to average net loans outstanding during the year	.02%	.04%	.03%	.00%	.14%

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2006			2005			2004			2003			2002
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One- to- Four family	$2,828	27.62%	68.77%	$2,181	20.85%	69.83%	$1,940	18.15%	72.70%	$1,978	18.31%	75.50%	$2,417	23.99%	77.94%
Commercial real estate, multi- family and land	3,034	29.64	17.10	3,080	29.44	16.41	3,895	36.44	15.70	4,347	40.24	14.31	3,341	33.17	10.34
Construction	84.82		.75	113	1.08	1.34	144	1.35	1.23	81.75		.79	83.82		.78
Consumer	1,490	14.55	10.61	1,146	10.96	8.64	1,037	9.70	6.41	781	7.23	5.68	754	7. 48	5.67
Commercial	1,324	12.93	2.77	1,909	18.25	3.78	1,970	18.43	3.96	1,415	13.10	3.72	1,423	14.13	5.27
Unallocated	1,478	14.44	—	2,031	19.42	—	1,702	15.93	—	2,200	20.37	—	2,056	20.41	—

Total	$10,238	100.00%	100.00%	$10,460	100.00%	100.00%	$10,688	100.00%	100.00%	$10,802	100.00%	100.00%	$10,074	100.00%	100.00%

Investment Activities

Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements and Federal funds. Subject to various restrictions, Federally-chartered savings institutions may also invest in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a Federally-chartered savings institution is otherwise authorized to make directly.

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

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2006, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

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

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, FNMA and GNMA. At December 31, 2006, mortgage-backed securities totaled $68.4 million, or 3.3% of total assets.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Beginning balance	$85,025	$124,478	$86,938
Mortgage-backed securities purchased	6,439	7,704	82,844
Less: Principal repayments	(17,117)	(37,473)	(43,478)
Amortization of premium	(353)	(871)	(1,353)
Sales	(6,389)	(7,745)	—
Change in net unrealized loss on mortgage-backed securities available for sale	764	(1,068)	(473)

Ending balance	$68,369	$85,025	$124,478

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Mortgage-backed securities:
FHLMC	$14,726	$14,649	$10,964	$10,809	$17,729	$17,768
FNMA	52,264	51,684	72,861	71,531	103,297	102,701
GNMA	1,960	2,036	2,545	2,685	3,729	4,009

Total mortgage-backed securities	$68,950	$68,369	$86,370	$85,025	$124,755	$124,478

Investment Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Investment securities:
U.S. Government obligations	$—	$—	$—	$—	$998	$992
U.S. Agency obligations	290	289	201	200	208	205
State and municipal obligations	1,747	1,768	4,131	4,157	3,812	3,862
Corporate debt securities	75,655	74,060	75,528	73,630	75,449	73,175
Equity investments	4,905	6,267	4,724	5,874	4,344	5,726

Total investment securities	$82,597	$82,384	$84,584	$83,861	$84,811	$83,960

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2006. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Investment securities:
U.S. agency obligations	—	$290	—	$—	$290	$289
State and municipal obligations (1)	—	—	—	1,747	1,747	1,768
Corporate debt securities (2)	—	—	—	75,655	75,655	74,060

Total investment securities	—	$290	—	$77,402	$77,692	$76,117

Weighted average yield	—	4.91%	—	6.19%	6.19%

Mortgage-backed securities:
FHLMC	$—	$13	$13	$14,700	$14,726	$14,649
FNMA	3	—	9	52,252	52,264	51,684
GNMA	—	17	28	1,915	1,960	2,036

Total mortgage-backed securities	$3	$30	$50	$68,867	$68,950	$68,369

Weighted average yield	7.00%	11.39%	12.04%	4.80%	4.81%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities with maturities over one year carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Sources of Funds

General. Deposits, loan and mortgage-backed securities repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 2006, time deposits constituted 38.9% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not currently use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net (withdrawals) deposits	$(16,844)	$63,919	$111,765
Interest credited on deposit accounts	32,604	22,114	14,565

Total increase in deposit accounts	$15,760	$86,033	$126,330

At December 31, 2006, the Bank had $143.1 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$78,085	4.92%
Over three through six months	24,052	4.67
Over six through 12 months	23,138	4.85
Over 12 months	17,833	4.12

Total	$143,108	4.77

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Money market deposit accounts	$117,935	8.59%	1.69%	$135,907	10.10%	1.18%	$143,064	11.88%	.94%
Savings accounts	219,879	16.02	.79	260,655	19.38	.71	263,133	21.86	.50
Interest-bearing checking accounts	379,997	27.69	2.16	350,839	26.09	1.33	272,076	22.61	.57
Non-interest-bearing accounts	120,482	8.78	—	115,681	8.60	—	111,135	9.23	—
Total time deposits	534,056	38.92	4.02	481,585	35.83	3.05	414,393	34.42	2.65

Total average deposits	$1,372,349	100.00%	2.43%	$1,344,667	100.00%	1.70%	$1,203,801	100.00%	1.26%

Borrowings. From time-to-time the Bank has obtained term advances from the Federal Home Loan Bank of New York (“FHLB-NY”) as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $100 million which expires July 31, 2007. The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $100 million which also expires on July 31, 2007. The Bank expects both lines to be renewed upon expiration. When utilized, both lines carry a floating interest rate of 10-15 basis points over the current Federal funds rate and are secured by the Bank’s mortgage loans, mortgage-backed securities, U.S. Government and agency securities and FHLB-NY stock. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2006, the Bank had $42.5 million borrowed under the FHLB-NY lines of credit and $388.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency, corporates and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third party custodian. At December 31, 2006, the Bank had borrowed $85.0 million through securities sold under agreements to repurchase.

Subsidiary Activities

At December 31, 2006 the Bank owned three subsidiaries – Columbia Home Loans, LLC, OceanFirst Services, LLC and OceanFirst REIT Holdings, Inc.

Columbia Home Loans, LLC was acquired by the Bank on August 18, 2000 and operates as a mortgage banking subsidiary based in Westchester County, New York. Columbia originates, sells and services a full product line of residential mortgage loans primarily in New York and New Jersey. Loans are originated through retail branches and a network of independent mortgage brokers and, to a lesser extent direct Internet sales. Columbia sells virtually all loan production in the secondary market or, to a lesser extent, the Bank.

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

Personnel

As of December 31, 2006, the Bank had 445 full-time employees and 68 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by Federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations involved.

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

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CBCA”) and OTS regulations, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under CBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

The following table presents the Bank’s capital position at December 31, 2006. The Bank met each of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$131,643	$31,109	$100,534	6.35%	1.50%
Core (Leverage)	131,643	62,218	69,425	6.35	3.00
Risk-based	141,416	107,939	33,477	10.48	8.00

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

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for member institutions are determined semiannually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During 2006, FICO payments approximated 1.28 basis points.

The Bank’s assessment rate for fiscal 2006 was zero basis points and the total assessments paid for this period (including the FICO assessment) was $177,000. The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Deposit Insurance Reform Act of 2005. As a result of the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund and Savings Association Insurance Fund have been merged into a new combined fund, called the Deposit Insurance Fund. The Federal Deposit Insurance Reform Act also (i) increases deposit insurance coverage for retirement accounts to $250,000, (ii) indexes the current $100,000 insurance coverage limit for standard accounts and the new $250,000 limit for retirement accounts to reflect inflation (with adjustments for inflation every five years, commencing January 1, 2011, (iii) requires the Federal Deposit Insurance Corporation to assess annual deposit insurance premiums on all banks and savings institutions, (iv) gives a one-time insurance assessment credit totaling $4.7 billion to banks and savings institutions in existence on December 31, 1996 that can be used to offset premiums otherwise due, (v) imposes a cap on the level of the Deposit Insurance Fund and provides for dividends or rebates when the fund grows beyond a specified threshold, (vi) adopts a historical basis concept for distributing the aforementioned one-time credit and dividends (with each institution’s historical basis to be determined by a formula that looks back to the institution’s assessment base in 1996 and adds premiums paid since that time) and (vii) authorizes revisions to the current risk-based system for assessing premiums, including replacing the current fixed reserve ratio requirement of 1.25% with a range of between 1.15% and 1.5% of insured deposits. Because of assessment credits the Federal Deposit Insurance Reform Act is not expected to have a significant impact on the Bank’s operations during 2007, although insurance premiums may increase in future periods.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2006, the Bank’s limit on loans to one borrower was $19.7 million, and the Bank’s largest aggregate outstanding balance of loans to one borrower was $10.7 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2006, the Bank met the qualified thrift lender test.

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2006 totaled $364,000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to .20% of mortgage related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2006 of $25.3 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2006 taxable year, the Bank is subject to a maximum Federal income tax rate of 35.0%.

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

On February 6, 2006, the State of New Jersey published regulations to disallow the dividends received deduction for the direct receipt of a dividend from a Real Estate Investment Trust (“REIT”) to its corporate parent. The regulation will apply to dividends paid on and after February 6, 2006. The regulation may cause the Company’s effective state tax rate to increase by approximately 3.6% (2.34% after federal benefit), however, the Company may be able to employ alternative tax planning strategies to mitigate this increase.

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

Item 1A. Risk Factors

Rising interest rates may hurt profits. Interest rates were recently at historically low levels. However, from mid 2004 through mid 2006, the Federal Reserve has increased its target for the Federal funds rate seventeen times. If short-term interest rates continue to rise or if the yield curve remains flat or inverted, and if rates on deposits and borrowings reprice upwards faster than the rates on loans and investments, the Company would experience compression of its interest rate spread and net interest margin, which would have a negative effect on profitability.

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2006, $356.0 million, or 19.9%, of the Bank’s total loans consisted of commercial, multi-family and land real estate loans, and commercial business loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

The Company’s subsidiary may be required to repurchase mortgage loans for an Early Payment Default or a breach of representations and warranties, which could harm the Company’s earnings. The Company’s subsidiary, Columbia, has entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of an Early Payment Default or a violation of various representations and warranties customary to the mortgage banking industry. The repurchased mortgage loans could typically only be resold at a significant discount to the unpaid principal balance. Columbia maintains a reserve for repurchased loans, however, if repurchase activity is significant, the reserve may prove to be inadequate to cover actual losses which could harm future earnings.

In addition, $299.8 million or 41.2% of the total loans originated by Columbia in 2006 are considered “subprime” loans, which are loans made to individuals whose borrowing needs are generally not fulfilled by traditional loan products because they do not satisfy the credit documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In the event Columbia is required to repurchase a significant amount of subprime loans, Columbia may be required to hold such loans in portfolio for an extended period of time or to maturity, if such loans cannot be later resold. Subprime loans generally have a higher incidence of delinquency, foreclosure and bankruptcy, which may be substantially higher than that experienced by mortgage loans underwritten in a more traditional manner. Such risk associated with subprime loans may be increased during periods of economic slow-downs, increasing interest rates, and events that affect specifically the geographic areas in which the loans are made. Moreover, as most of the subprime loans made by Columbia have loan-to-value ratios of 100%, there would be little, if any, equity to fully recover the net carrying value of the loan in the event of default and foreclosure. In such event, the Company may be required to substantially increase its allowance for loan losses which would reduce earnings for that period.

The Company’s mortgage servicing rights may become impaired which could hurt profits. Mortgage servicing rights are carried at the lower of cost or fair value. Any impairment is recognized as a reduction to servicing fee income. In the event that loan prepayments increase due to increased loan refinancing, the fair value of mortgage servicing rights would likely decline.

The Company’s inability to achieve profitability on new branches may negatively affect earnings. The Bank continues to expand its presence within the market area through de novo branching. The profitability of this expansion strategy will depend on whether the income from the new branches will offset the increased expenses resulting from operating these branches. It is expected to take a period of time before these branches can become profitable. During this period, the expense of operating these branches may negatively affect net income.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Bank conducts its business through its administrative office, which includes a branch office, and 20 other full service offices located in Ocean, Monmouth and Middlesex Counties, through loan production offices and through the administrative and loan production offices of Columbia.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Market Index and the SNL Thrift Index for the period December 31, 2001 through December 31, 2006. The graph may not be indicative of possible future performance of the Company’s common stock.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
OceanFirst Financial Corp.	100.00	144.17	180.14	169.26	161.80	168.79
All Nasdaq US Stocks	100.00	69.13	103.36	112.49	114.88	126.22
SNL Thrift Index	100.00	119.29	168.88	188.16	194.80	227.97

Notes:

A.	The lines represent annual index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the annual interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 12/31/01.

For the years ended December 31, 2006 and 2005, the Company paid a quarterly cash dividend of $.20 per share.

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Shareholder Information” on the Inside Back Cover in the Registrant’s 2006 Annual Report to Stockholders and is incorporated herein by reference.

Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	-0-	—	-0-	641,963
November 1, 2006 through November 30, 2006	33,600	$22.56	33,600	608,363
December 1, 2006 through December 31, 2006	69,600	$22.60	69,600	538,763

On July 19, 2006, the Company announced its intention to repurchase up to 615,883 shares or 5% of its outstanding common stock.

Item 6. Selected Financial Data

The above-captioned information appears under “Selected Consolidated Financial and Other Data of the Company” in the Registrant’s 2006 Annual Report to Stockholders on pages 5 and 6 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2006 Annual Report to Stockholders on pages 7 through 20 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The above captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk” in the Registrant’s 2006 Annual Report to Stockholders on pages 17 through 20 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant’s 2006 Annual Report to Stockholders on pages 21 through 37 and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to the material weakness discussed below. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006 due to the existence of the following material weakness identified by management: The Company’s policies and procedures were not effective to provide for the proper evaluation and assessment of the adequacy of its reserve for repurchased loans at its mortgage banking subsidiary. Specifically, the Company lacked an effective process to ensure that the exercise of loan repurchase requests by purchasers of its loans were timely identified and incorporated properly in the analysis of its reserve for repurchased loans. This deficiency resulted in material misstatements in the Company’s reserve for repurchased loans and amounts recorded as a gain on sales of loans, and resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. These misstatements have been corrected in the consolidated financial statements included elsewhere in this Form 10-K.

The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report is included in Item 9A(d) below.

(c) Changes in Internal Control over Financial Reporting and Management’s Remediation Initiatives

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

To address the material weakness identified in Item 9A(b), during the first quarter of 2007, the Company enhanced its policies and procedures related to the quarterly evaluation of the adequacy of the reserve for repurchased loans. All repurchase requests received must be reported to the President of the mortgage banking subsidiary for evaluation and incorporation into the analysis of the reserve for repurchased loans. Additionally, the Company’s mortgage banking subsidiary modified its mortgage loan product menu to eliminate the origination of subprime loans. Furthermore, the Company has taken disciplinary action against certain officers of the mortgage banking subsidiary responsible for not following established policies and procedures.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting (Item 9A(b)), that OceanFirst Financial Corp. and subsidiary (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006: The Company’s policies and procedures were not effective to provide for the proper evaluation and assessment of the adequacy of its reserve for repurchased loans at its mortgage banking subsidiary. Specifically, the Company lacked an effective process to ensure that the exercise of loan repurchase requests by purchasers of its loans were timely identified and incorporated properly in the analysis of its reserve for repurchased loans. This deficiency resulted in material misstatements in the Company’s reserve for repurchased loans and amounts recorded as a gain on sales of loans, and resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 26, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that OceanFirst Financial Corp. and subsidiary did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Short Hills, New Jersey

March 26, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2007 at pages 5, 6, 11 through 13, 38 and 39.

Item 11. Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2007 at pages 16 through 37.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2007 at pages 8 through 10.

Information regarding the Company’s equity compensation plans existing as of December 31, 2006 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,495,859	$20.24	1,260,002
Equity compensation plans not approved by security holders	—	—	—
Total	1,495,859	$20.24	1,260,002

Item 13. Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2007 at pages 39 to 40.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 17, 2007 at page 13.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2006 Annual Report to Stockholders.

PAGE
Report of Independent Registered Public Accounting Firm	37

Consolidated Statements of Financial Condition at December 31, 2006 and 2005	21

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	22

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	23

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	24

Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004	25-36

The remaining information appearing in the 2006 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC (formerly Columbia Equities, Ltd.)) and Columbia Home Loans, LLC (formerly Columbia Equities, Ltd.) and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)
3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.2	Bylaws of OceanFirst Financial Corp. (6)
3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)
4.0	Stock Certificate of OceanFirst Financial Corp.(1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Robert M. Pardes (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Robert M. Pardes (1)
10.11	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly and Vito R. Nardelli (9)
10.12	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly and Vito R. Nardelli (9)
10.13	2000 Stock Option Plan (5)
10.14	Form of Employment Agreement between Columbia Home Loans, LLC (formerly Columbia Equities, Ltd.) and Robert M. Pardes (6).

10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)
10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)
10.20	2006 Stock Incentive Plan (12)
13.0	Portions of 2006 Annual Report to Stockholders (filed herewith)
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)
21.0	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certifications (filed herewith)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Form 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005
(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006
(12)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 14, 2006.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.

By:	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer and Director

Date:	March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino	March 27, 2007
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

/s/ Michael J. Fitzpatrick	March 27, 2007
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer
(principal accounting and financial officer)

/s/ Joseph J. Burke	March 27, 2007
Joseph J. Burke
Director

/s/ Angelo Catania	March 27, 2007
Angelo Catania
Director

/s/ Carl Feltz, Jr.	March 27, 2007
Carl Feltz, Jr.
Director

/s/ John W. Chadwick	March 27, 2007
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 27, 2007
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 27, 2007
Diane F. Rhine
Director

/s/ James T. Snyder	March 27, 2007
James T. Snyder
Director

/s/ John E. Walsh	March 27, 2007
John E. Walsh
Director