Form 10-Q
period 2007-03-31
OCEANFIRST FINANCIAL CORP
filed 2007-05-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007, there were 12,318,370 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$34,955	$32,204
Investment securities available for sale	72,005	82,384
Federal Home Loan Bank of New York stock, at cost	25,319	25,346
Mortgage-backed securities available for sale	64,936	68,369
Loans receivable, net	1,705,425	1,701,425
Mortgage loans held for sale	60,972	82,943
Interest and dividends receivable	8,329	8,083
Real estate owned, net	709	288
Premises and equipment, net	17,899	18,196
Servicing asset	9,873	9,787
Bank Owned Life Insurance	37,450	37,145
Intangible Assets	74	1,114
Other assets	10,339	9,718

Total assets	$2,048,285	$2,077,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,352,931	$1,372,328
Securities sold under agreements to repurchase with retail customers	61,784	50,982
Securities sold under agreements to repurchase with the Federal Home Loan Bank	19,000	34,000
Federal Home Loan Bank advances	443,200	430,500
Other borrowings	17,500	17,500
Advances by borrowers for taxes and insurance	9,007	7,743
Other liabilities	19,570	31,629

Total liabilities	1,922,992	1,944,682

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,318,370 and 12,262,307 shares outstanding at March 31, 2007 and December 31, 2006, respectively	272	272
Additional paid-in capital	202,438	201,936
Retained earnings	155,574	164,121
Accumulated other comprehensive loss	(503)	(470)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(6,117)	(6,369)
Treasury stock, 14,859,002 and 14,915,065, shares at March 31, 2007 and December 31, 2006, respectively	(226,371)	(227,170)
Common stock acquired by Deferred Compensation Plan	1,414	1,457
Deferred Compensation Plan Liability	(1,414)	(1,457)

Total stockholders’ equity	125,293	132,320

Total liabilities and stockholders’ equity	$2,048,285	$2,077,002

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the three months ended March 31,
	2007	2006
	(Unaudited)
Interest income:
Loans	$27,344	$25,019
Mortgage-backed securities	724	874
Investment securities and other	2,304	1,893

Total interest income	30,372	27,786

Interest expense:
Deposits	9,329	7,080
Borrowed funds	6,635	5,289

Total interest expense	15,964	12,369

Net interest income	14,408	15,417
Provision for loan losses	340	50

Net interest income after provision for loan losses	14,068	15,367

Other (loss) income:
Loan servicing income	122	126
Fees and service charges	2,798	2,347
Net (loss) gain and lower of cost or market adjustment on sales of loans and securities available for sale	(9,583)	1,680
Net (loss) income from other real estate operations	(19)	—
Income from Bank Owned Life Insurance	305	268
Other	5	6

Total other (loss) income	(6,372)	4,427

Operating expenses:
Compensation and employee benefits	7,859	7,378
Occupancy	1,206	1,184
Equipment	553	626
Marketing	316	307
Federal deposit insurance	136	134
Data processing	907	906
General and administrative	3,099	2,641
Goodwill impairment	1,014	—

Total operating expenses	15,090	13,176

(Loss) income before (benefit) provision for income taxes	(7,394)	6,618
(Benefit) provision for income taxes	(1,972)	2,304

Net (loss) income	$(5,422)	$4,314

Basic (loss) earnings per share	$(0.47)	$0.37

Diluted (loss) earnings per share	$(0.47)	$0.36

Average basic shares outstanding	11,486	11,721

Average diluted shares outstanding	11,486	12,107

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2005	$272	$197,621	$164,613	$(1,223)	$(7,472)	$(215,027)	$1,383	$(1,383)	$138,784

Comprehensive income:
Net income	—	—	4,314	—	—	—	—	—	4,314
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $174)	—	—	—	(253)	—	—	—	—	(253)

Total comprehensive income									4,061

Stock award	—	29	—	—	—	—	—	—	29
Tax benefit of stock plans	—	293	—	—	—	—	—	—	293
Purchase 276,298 shares of common stock	—	—	—	—	—	(6,515)	—	—	(6,515)
Allocation of ESOP stock	—	—	—	—	276	—	—	—	276
ESOP adjustment	—	496	—	—	—	—	—	—	496
Cash dividend - $.20 per share	—	—	(2,338)	—	—	—	—	—	(2,338)
Exercise of stock options	—	—	(450)	—	—	1,200	—	—	750
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	112	(112)	—

Balance at March 31, 2006	$272	$198,439	$166,139	$(1,476)	$(7,196)	$(220,342)	$1,495	$(1,495)	$135,836

Balance at December 31, 2006	$272	$201,936	$164,121	$(470)	$(6,369)	$(227,170)	$1,457	$(1,457)	$132,320

Comprehensive loss:
Net loss	—	—	(5,422)	—	—	—	—	—	(5,422)
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $23)	—	—	—	(33)	—	—	—	—	(33)

Total comprehensive loss									(5,455)

Stock awards	—	96	—	—	—	—	—	—	96
Treasury stock allocated to restricted stock plan	—	(295)	(3)	—	—	298	—	—	—
Tax benefit of stock plans	—	320	—	—	—	—	—	—	320
Purchase 49,701 shares of common stock	—	—	—	—	—	(1,112)	—	—	(1,112)
Allocation of ESOP stock	—	—	—	—	252	—	—	—	252
ESOP adjustment	—	381	—	—	—	—	—	—	381
Cash dividend—$.20 per share	—	—	(2,259)	—	—	—	—	—	(2,259)
Exercise of stock options	—	—	(863)	—	—	1,613	—	—	750
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	(43)	43	—

Balance at March 31, 2007	$272	$202,438	$155,574	$(503)	$(6,117)	$(226,371)	$1,414	$(1,414)	$125,293

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,422)	$4,314

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	533	510
Amortization of ESOP	252	276
ESOP adjustment	381	496
Stock award	96	29
Amortization of servicing asset	562	516
Amortization and impairment of intangible assets	1,040	26
Net premium amortization in excess of discount accretion on securities	42	78
Net amortization of deferred costs and discounts on loans	215	98
Provision for loan losses	340	50
Lower of cost or market write-down on loans held for sale	7,078	—
Provision for repurchased loans	3,960	—
Net gain on sales of loans and securities	(1,455)	(1,680)
Proceeds from sales of mortgage loans held for sale	162,701	97,710
Mortgage loans originated for sale	(139,924)	(95,388)
Increase in value of Bank Owned Life Insurance	(305)	(268)
Increase in interest and dividends receivable	(246)	(285)
Increase in other assets	(598)	(614)
(Decrease) increase in other liabilities	(12,242)	1,008

Total adjustments	22,430	2,562

Net cash provided by operating activities	17,008	6,876

Cash flows from investing activities:
Net increase in loans receivable	(1,856)	(34,129)
Loans repurchased	(13,934)	—
Proceeds from maturities or calls of investment securities available for sale	10,780	200
Purchase of investment securities available for sale	(681)	(748)
Proceeds from sale of investment securities available for sale	—	437
Proceeds from sale of mortgage-backed securities available for sale	—	6,242
Purchase of mortgage-backed securities available for sale	—	(6,439)
Principal payments on mortgage-backed securities available for sale	3,616	4,385
Decrease (increase) in Federal Home Loan Bank of New York stock	27	(487)
Real estate owned acquired	(41)	—
Purchases of premises and equipment	(236)	(737)

Net cash used in investing activities	(2,325)	(31,276)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2007	2006
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(19,397)	$16,360
Increase in short-term borrowings	15,502	10,783
Repayments from securities sold under agreements to repurchase with the Federal Home Loan Bank	(15,000)	—
Proceeds from Federal Home Loan Bank advances	30,000	25,000
Repayments of Federal Home Loan Bank advances	(22,000)	(29,000)
Proceeds from other borrowings	—	800
Increase in advances by borrowers for taxes and insurance	1,264	1,169
Exercise of stock options	750	750
Dividends paid	(2,259)	(2,338)
Purchase of treasury stock	(1,112)	(6,515)
Tax benefit of stock plans	320	293

Net cash (used in) provided by financing activities	(11,932)	17,302

Net increase (decrease) in cash and due from banks	2,751	(7,098)
Cash and due from banks at beginning of period	32,204	31,108

Cash and due from banks at end of period	$34,955	$24,010

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period for:
Interest	$16,253	$12,606
Income taxes	79	62
Non cash activities:
Transfer of loans receivable to real estate owned	380	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC, OceanFirst REIT Holdings, LLC. and OceanFirst Services, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2006.

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Weighted average shares issued net of Treasury shares	12,304	12,669
Less: Unallocated ESOP shares	(740)	(870)
Unallocated incentive award shares and shares held by deferred compensation plan	(78)	(78)

Average basic shares outstanding	11,486	11,721
Add: Effect of dilutive securities:
Stock options	—	311
Incentive awards and shares held by deferred compensation plan	—	75

Average diluted shares outstanding	11,486	12,107

For the three months ended March 31, 2007 and 2006, 1,005,000 and 134,000, respectively, antidilutive stock options were excluded from earnings per share calculations. In addition, for the quarter ended March 31, 2007, 133,000 antidilutive potential shares of common stock have been excluded from the calculation of average diluted shares outstanding, as the Company incurred a net loss for the period.

Comprehensive (Loss) Income

For the three month periods ended March 31, 2007 and 2006, total comprehensive (loss) income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $(5,455,000) and $4,061,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Real estate:
One- to-four family	$1,207,982	$1,231,716
Commercial real estate, multi-family and land	319,444	306,288
Construction	9,098	13,475
Consumer	193,886	190,029
Commercial	43,258	49,693

Total loans	1,773,668	1,791,201

Loans in process	(2,168)	(2,318)
Deferred origination costs, net	5,474	5,723
Allowance for loan losses	(10,577)	(10,238)

Total loans, net	1,766,397	1,784,368

Less: Mortgage loans held for sale	60,972	82,943

Loans receivable, net	$1,705,425	$1,701,425

Note 3. Reserve for Repurchased Loans

An analysis of the Reserve for Repurchased Loans for the three months ended March 31, 2007 follows (in thousands). There was no balance in the reserve at March 31, 2006. The reserve is included in other liabilities in the accompanying statement of financial condition.

Three months ended March 31, 2007
Balance at beginning of period	$9,600
Provision charged to operations	3,960
Loss on loans repurchased	(3,777)

Balance at end of period	$9,783

At March 31, 2007, the Bank had repurchased $13.9 million in loans from investors and had unresolved loan repurchase requests of $40.5 million. The Company is currently evaluating the propriety of these repurchase requests.

Note 4. Deposits

The major types of deposits at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006
Type of Account

Non-interest-bearing	$118,491	$114,950
Interest-bearing checking	421,551	408,666
Money market deposit	104,493	105,571
Savings	199,979	200,544
Time deposits	508,417	542,597

	$1,352,931	$1,372,328

Note 5. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company does not expect the adoption of statement No. 159 to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Company adopted the Statement effective January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109 – “Accounting for Income Taxes.” This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the Interpretation effective January 1, 2007. The adoption of Interpretation No. 48 did not have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

Columbia Homes Loans, LLC, the Bank’s mortgage banking subsidiary, originates a full product line of residential mortgage loans including the origination of subprime mortgage loans. These subprime loans were ordinarily sold to investors in the normal course of business. The loan sale agreements may have required Columbia to repurchase certain loans previously sold in the event of an early payment default, generally defined as the failure by the borrower to make a payment within a designated period early in the loan term. The early payment defaults experienced by Columbia primarily relate to the subprime mortgage loans with 100% financing relative to the value of the underlying property. During the first quarter of 2007, Columbia originated $38.2 million in subprime loans of which $8.7 million were loans with 100% financing. In March 2007, the Company discontinued the origination of all subprime loans. For the quarter ended March 31, 2007, Columbia recorded a $4.0 million charge to increase the reserve for loans subject to repurchase. This reserve was established to account for Columbia’s potential obligation to repurchase loans which experienced an early payment default. Columbia also maintains an inventory of loans held for sale. Included in the $61.0 million of mortgage loans held for sale at March 31, 2007 is $33.5 million of subprime loans. The loans were originated for sale to investors, however, were unsold due to a significant decline in liquidity in the subprime loan market during the first quarter of 2007, primarily related to changes in investor product specifications. The loans were initially underwritten to the specifications of particular investors and were generally intended to be sold in bulk. When the investors’ product specifications changed, there was an absence of traditional buyers for these loans creating a significant decline in liquidity in the subprime loan market. At March 31, 2007, Columbia recorded a $7.1 million charge to reduce these loans held for sale to their current fair market value.

Throughout the first quarter of 2007 the interest rate yield curve was inverted. The continuation of a flat or inverted yield curve through the remainder of 2007 is expected to have a negative impact on the Bank’s results of operations and net interest margin as interest-earning assets, both loans and securities, are priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are priced against shorter-term indices. The Bank has generally not repriced all core deposits (defined as all deposits other than time deposits) at the same pace as market increases in short-term interest rates. Any upward repricing of core deposits would likely have a negative impact on the Bank’s results of operations and net interest margin.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three months ended March 31, 2007 and 2006. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2007			2006
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,286	$108	5.21%	$8,174	$90	4.40%
Investment securities (1)	75,571	1,748	9.25	84,637	1,537	7.26
FHLB stock	25,790	448	6.95	22,478	266	4.73
Mortgage-backed securities (1)	67,335	724	4.30	84,234	874	4.15
Loans receivable, net (2)	1,779,880	27,344	6.15	1,695,108	25,019	5.90

Total interest-earning assets	1,956,862	30,372	6.21	1,894,631	27,786	5.87

Non-interest-earning assets	99,227			94,326

Total assets	$2,056,089			$1,988,957

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$721,882	3,657	2.03	$740,520	2,712	1.46
Time deposits	520,412	5,672	4.36	498,543	4,368	3.50

Total	1,242,294	9,329	3.00	1,239,063	7,080	2.29
Borrowed funds	549,721	6,635	4.83	483,994	5,289	4.37

Total interest-bearing liabilities	1,792,015	15,964	3.56	1,723,057	12,369	2.87

Non-interest-bearing deposits	113,007			117,958
Non-interest-bearing liabilities	20,382			11,332

Total liabilities	1,925,404			1,852,347
Stockholders’ equity	130,685			136,610

Total liabilities and stockholders’ equity	$2,056,089			$1,988,957

Net interest income		$14,408			$15,417

Net interest rate spread (3)			2.65%			3.00%

Net interest margin (4)			2.95%			3.25%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest -earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest -earning assets.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 were $2.048 billion, a decrease of $28.7 million, compared to $2.077 billion at December 31, 2006.

Loans receivable, net increased by $4.0 million to a balance of $1.705 billion at March 31, 2007, compared to a balance of $1.701 billion at December 31, 2006. Increases of $6.7 million in commercial and commercial real estate loans and $3.9 million in consumer loans were partly offset by a decline in construction loans. Mortgage loans held for sale decreased $22.0 million to a balance of $61.0 million at March 31, 2007 compared to a balance of $82.9 million at December 31, 2006. The decrease occurred at Columbia due to reduced loan origination volume. Additionally, the mortgage loans held for sale amount is net of a $7.1 million charge to reduce loans held for sale to their current fair market value.

Deposit balances decreased $19.4 million to $1.353 billion at March 31, 2007 from $1.372 billion at December 31, 2006. Time deposits decreased $34.2 million as the Bank moderated its pricing for this product. Core deposits (defined as all deposits other than time deposits) increased by $14.8 million.

Stockholders’ equity at March 31, 2007 decreased to $125.3 million, compared to $132.3 million at December 31, 2006. The Company repurchased 49,701 shares of common stock during the three months ended March 31, 2007 at a total cost of $1.1 million. Stockholders’ equity was further reduced by the net loss and the cash dividend.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

General

The net loss for the three months ended March 31, 2007 was $5.4 million as compared to net income of $4.3 million for the same prior year period. Diluted loss per share was $.47 for the three months ended March 31, 2007, as compared to diluted earnings per share of $.36 for the same prior year period.

Interest Income

Interest income for the three months ended March 31, 2007 was $30.4 million compared to $27.8 million for the three months ended March 31, 2006. The yield on interest-earning assets increased to 6.21% for the three months ended March 31, 2007 as compared to 5.87% for the same prior year period. The asset yield for the current quarter benefited from $681,000 of income relating to an equity investment. The comparable benefit for the prior year period was $463,000. Average interest-earning assets increased by $62.2 million for the three months ended March 31, 2007 as compared to the same prior year period. The growth was concentrated in average loans receivable which grew $84.8 million, or 5.0%, for the three months ended March 31, 2007, as compared to the same prior year period.

Interest Expense

Interest expense for the three months ended March 31, 2007 was $16.0 million, compared to $12.4 million for the three months ended March 31, 2006. The cost of interest-bearing liabilities increased to 3.56% for the three months ended March 31, 2007, as compared to 2.87% in the same prior year period. Average interest-bearing liabilities increased by $69.0 million for the three months ended March 31, 2007 as compared to the same prior year period. The growth primarily occurred in average borrowed funds which grew $65.7 million for the three months ended March 31, 2007 as compared to the same prior year period.

Net Interest Income

Net interest income for the three months ended March 31, 2007 decreased to $14.4 million as compared to $15.4 million in the same prior year period. The net interest margin decreased to 2.95% for the three months ended March 31, 2007 from 3.25% in the same prior year period. The continued inversion of the interest rate yield curve caused the increase in the cost of interest-bearing liabilities to outpace the increase in the yield on interest-earning assets.

Provision for Loan Losses

For the three months ended March 31, 2007, the Bank’s provision for loan losses was $340,000 compared to $50,000 in the same prior year period. Although nonperforming loans increased to $18.2 million at March 31, 2007 from $4.5 million at December 31, 2006, $10.3 million of this increase relates to loans repurchased by Columbia in the first quarter of 2007 due to an early payment default. These loans were written down to market value on the date of repurchase which included an assessment of the loans potential credit impairment. As a result, these loans do not currently require an adjustment to the allowance for loan losses. Loans receivable, net grew modestly during the first quarter of 2007 and net charge-offs for the quarter ended March 31, 2007 were only $1,000. The increase in the provision for loan losses was primarily due to the $3.4 million increase in non-performing loans exclusive of the loans repurchased.

Other (Loss) Income

Other (loss) income decreased to a loss of $6.4 million for the three months ended March 31, 2007, compared to income of $4.4 million for the same prior year period. The net loss on the sale of loans was $9.6 million for the three months ended March 31, 2007 as compared to a net gain of $1.7 million for the three months ended March 31, 2006. The net loss includes a $7.1 million charge taken by Columbia to reduce loans held for sale to their current fair market value. Also included in the net loss on the sale of loans is a $4.0 million charge to increase the reserve for repurchased loans.

Fees and service charges increased $451,000, or 19.2%, for the three months ended March 31, 2007, as compared to the same prior year period primarily related to increases in fees generated from reverse mortgage loans, trust services and checking account fees.

Operating Expenses

Operating expenses were $15.1 million for the three months ended March 31, 2007, as compared to $13.2 million in the same prior year period. Included in operating expenses is $1.0 million representing write-off of the previously established goodwill on the acquisition of Columbia. The Company concluded at March 31, 2007 that as a result of the recent financial performance of Columbia the goodwill was impaired. The increase in operating expenses was also due to the costs related to branch expansion and higher professional fees.

(Benefit) Provision for Income Taxes

Income tax (benefit) expense was a benefit of $2.0 million for the three months ended March 31, 2007, as compared to an expense of $2.3 million for the same prior year period. The effective tax rate decreased to 26.7% for the three months ended March 31, 2007 as compared to 34.8% for the same prior year period, partly due to an expected reduction in non-deductible ESOP expense.

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

At March 31, 2007 the Company had outstanding overnight borrowings from the FHLB of $47.2 million as compared to $42.5 million in overnight borrowings at December 31, 2006. The Company utilizes the overnight line from time-to-time to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $462.2 million at March 31, 2007, a decrease from $464.5 million at December 31, 2006.

The Company’s cash needs for the three months ended March 31, 2007 were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities or calls of investment securities, and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations and to fund deposit outflows. For the three months ended March 31, 2006, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and borrowings, and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various off-balance sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2007, outstanding commitments to originate loans totaled $128.5 million; outstanding unused lines of credit totaled $181.6 million; and outstanding commitments to sell loans totaled $61.6 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $402.8 million at March 31, 2007. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the three months ended March 31, 2007, the Company purchased 49,701 shares of common stock at a total cost of $1.1 million compared with purchases of 276,298 shares for the three months ended March 31, 2006 at a total cost of $6.5 million. At March 31, 2007, there were 489,062 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first three months of 2007 were $2.3 million, unchanged from the prior year amount. On April 18, 2007, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on May 11, 2007 to stockholders of record at the close of business on April 27, 2007.

The primary sources of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of debt instruments. For the first three months of 2007, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank and the ability of the Bank to pay dividends to OceanFirst Financial Corp. is currently limited by capital constraints. The OTS has previously notified the Bank that it does not object to the payment of capital dividends, so long as the Bank remains well capitalized after each capital distribution, and also maintains a tier one core leverage ratio above 6.0% and a total risk-based capital ratio above 10.5% after each capital distribution. The Bank’s tier one core leverage ratio and total risk-based capital ratio at March 31, 2007 were 6.3% and 10.0%, respectively. Applicable Federal law or the Bank’s regulator, may further limit the amount of capital distributions OceanFirst Bank may make. OceanFirst Financial Corp.’s ability to continue to pay dividends and repurchase stock is partly dependent upon capital distributions from OceanFirst Bank and may be adversely affected by the Bank’s current capital constraints. At March 31, 2007, OceanFirst Financial Corp. held $2.3 million in cash and $6.3 million in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $4.0 million and has, in the past, issued trust preferred securities and subordinated debt to fund its activities.

At March 31, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $128.1 million, or 6.3% of total adjusted assets, which is above the required level of $30.7 million or 1.5%; core capital of $128.1 million or 6.3% of total adjusted assets, which is above the required level of $61.4 million, or 3.0%; and risk-based capital of $138.0 million, or 10.0% of risk-weighted assets, which is above the required level of $110.1 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $61.6 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2007 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$541,484	$204,984	$226,000	$93,000	$17,500
Commitments to Originate Loans	$128,529	$128,529
Commitments to Fund Unused Lines of Credit	$181,619	$181,619

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

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Non-accrual loans:
Real estate - One- to- four family	$12,940	$2,703
Commercial Real Estate	3,185	286
Consumer	766	281
Commercial	1,306	1,255

Total non-performing loans	18,197	4,525
REO, net	709	288

Total non-performing assets	$18,906	$4,813

Allowance for loan losses as a percent of total loans receivable	.60%	.57%
Allowance for loan losses as percent of total non-performing loans	58.12	226.25
Non-performing loans as a percent of total loans receivable	1.03	.25
Non-performing assets as a percent of total assets	.92	.23

The non-performing loan total includes $10.3 million of repurchased one-to-four family and consumer loans which have been written down to their fair market value. The commercial real estate category includes a $2.3 million relationship for the construction of townhouses which has experienced sales delays. The Company also classifies assets in accordance with certain regulatory guidelines. At March 31, 2007 the Company had $12.1 million designated as Special Mention, $18.2 million classified as Substandard and $60,000 classified as Doubtful as compared to $18.2 million, $8.2 million and $185,000, respectively, designated as Special Mention and classified as Substandard and Doubtful at December 31, 2006. The largest Special Mention relationship at March 31, 2007 comprised several credit facilities to a large, real estate agency with an aggregate balance of $4.4 million which was current as to payments, but classified due to declining revenue and net income of the borrower. The loan is secured by commercial real estate and corporate assets and the personal guarantee of the principals. Included in the substandard and doubtful categories are all of the non-performing loans noted above.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2006 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2007 the Company’s one-year gap was negative .32% as compared to negative .80% at December 31, 2006.

At March 31, 2007	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$9,360	$—	$—	$—	$—	$9,360
Investment securities	64,901	—	292	—	7,333	72,526
FHLB stock	—	—	—	—	25,319	25,319
Mortgage-backed securities	5,047	19,868	27,171	8,465	4,714	65,265
Loans receivable (2)	307,749	340,977	590,618	270,720	261,436	1,771,500

Total interest-earning assets	387,057	360,845	618,081	279,185	298,802	1,943,970

Interest-bearing liabilities:
Money market deposit accounts	4,750	14,249	37,998	47,496	—	104,493
Savings accounts	9,043	28,157	72,346	90,433	—	199,979
Interest-bearing checking accounts	19,161	57,483	153,289	191,618	—	421,551
Time deposits	163,079	240,767	90,252	12,695	1,624	508,417
FHLB advances	65,200	75,000	210,000	93,000	—	443,200
Securities sold under agreements to repurchase	61,784	3,000	16,000	—	—	80,784
Other borrowings	12,500	—	—	—	5,000	17,500

Total interest-bearing liabilities	335,517	418,656	579,885	435,242	6,624	1,775,924

Interest sensitivity gap (3)	$51,540	$(57,811)	$38,196	$(156,057)	$292,178	$168,046

Cumulative interest sensitivity gap	$51,540	$(6,271)	$31,925	$(124,132)	$168,046	$168,046

Cumulative interest sensitivity gap as a percent of total interest- earning assets	2.65%	(0.32)%	1.64%	(6.39)%	8.64%	8.64%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2007 and December 31, 2006. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2006.

	March 31, 2007					December 31, 2006
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$168,169	(16.0)%	8.6%	$51,248	(4.8)%	$172,422	(16.0)%	8.7%	$53,028	(4.9)%
100	187,171	(6.5)	9.3	52,894	(1.7)	192,040	(6.5)	9.5	54,748	(1.9)
Static	200,097	—	9.8	53,826	—	205,312	—	9.9	55,788	—
(100)	199,623	(0.2)	9.6	53,329	(0.9)	206,157	0.4	9.8	55,431	(0.6)
(200)	183,330	(8.4)	8.8	50,094	(6.9)	191,711	(6.6)	9.1	52,490	(5.9)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to the material weakness discussed below. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s policies and procedures were not effective to provide for the proper evaluation and assessment of the adequacy of its reserve for repurchased loans at its mortgage banking subsidiary. Specifically, the Company lacked an effective process to ensure that the exercise of loan repurchase requests by purchasers of its loans were timely identified and incorporated properly in the analysis of its reserve for repurchased loans. This deficiency resulted in material misstatements in the Company’s reserve for repurchased loans and amounts recorded as a gain on sales of loans at December 31, 2006 and resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. These misstatements were corrected in the consolidated financial statements included in the December 31, 2006 Form 10-K. In light of this material weakness, in preparing its consolidated financial statements as of and for the quarter ended March 31, 2007, the Company performed additional analyses and procedures to ensure that the Company’s consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2007 have been prepared in accordance with U.S. generally accepted accounting principles.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as described below. To address the material weakness identified above, during the first quarter of 2007, the Company enhanced its policies and procedures related to the quarterly evaluation of the adequacy of the reserve for repurchased loans. All repurchase requests received must be reported to a committee of senior officers of the Company for evaluation and incorporation into the analysis of the reserve for repurchased loans. The Company proactively monitors the receipt of repurchase requests. Additionally, the Company’s mortgage banking subsidiary modified its mortgage loan product menu to eliminate the origination of subprime loans. Furthermore, the Company has taken disciplinary action against certain officers of the mortgage banking subsidiary responsible for not following established policies and procedures.

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

Item 1A.	Risk Factors

No material change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2007 is as follows:

Period	Total Number of Shares Purchased (1)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	9,738	22.67	-0-	538,763

February 1, 2007 through February 28, 2007	49,701	22.37	49,701	489,062

March 1, 2007 through March 31, 2007	-0-	-0-	-0-	489,062

(1)	Includes 9,738 shares in January 2007 which represent shares tendered by employees to exercise stock options.

On July 19, 2006, the Company announced its intention to repurchase up to an additional 615,883 shares, or 5%, of its outstanding common stock.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibits:

3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

3.2	Bylaws of OceanFirst Financial Corp.**

4.0	Stock Certificate of OceanFirst Financial Corp.*

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996, as amended, Registration No. 33-80123.
**	Incorporated herein by reference into this document from the Exhibit to Form 10-K, Annual Report, filed on March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 10, 2007	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: May 10, 2007	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	20

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	21

32.0	Section 1350 Certifications	22