Form 10-Q
period 2007-06-30
OCEANFIRST FINANCIAL CORP
filed 2007-08-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐ .

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

As of August 6, 2007, there were 12,321,650 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$28,346	$32,204
Investment securities available for sale	66,813	82,384
Federal Home Loan Bank of New York stock, at cost	24,073	25,346
Mortgage-backed securities available for sale	61,336	68,369
Loans receivable, net	1,698,515	1,701,425
Mortgage loans held for sale	14,975	82,943
Interest and dividends receivable	7,920	8,083
Real estate owned, net	329	288
Premises and equipment, net	17,684	18,196
Servicing asset	9,650	9,787
Bank Owned Life Insurance	37,763	37,145
Intangible Assets	48	1,114
Other assets	10,310	9,718

Total assets	$1,977,762	$2,077,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,306,893	$1,372,328
Securities sold under agreements to repurchase with retail customers	69,823	50,982
Securities sold under agreements to repurchase with the Federal Home Loan Bank	13,000	34,000
Federal Home Loan Bank advances	416,000	430,500
Other Borrowings	28,200	17,500
Advances by borrowers for taxes and insurance	9,000	7,743
Other liabilities	11,172	31,629

Total liabilities	1,854,088	1,944,682

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,319,120 and 12,262,307 shares outstanding at June 30, 2007 and December 31, 2006, respectively	272	272
Additional paid-in capital	202,841	201,936
Retained earnings	153,584	164,121
Accumulated other comprehensive loss	(802)	(470)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(5,864)	(6,369)
Treasury stock, 14,858,252 and 14,915,065 shares at June 30, 2007 and December 31, 2006, respectively	(226,357)	(227,170)
Common stock acquired by Deferred Compensation Plan	1,588	1,457
Deferred Compensation Plan Liability	(1,588)	(1,457)

Total stockholders’ equity	123,674	132,320

Total liabilities and stockholders’ equity	$1,977,762	$2,077,002

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest income:
Loans	$26,239	$26,207	$53,583	$51,227
Mortgage-backed securities	714	831	1,438	1,705
Investment securities and other	1,600	1,530	3,904	3,422

Total interest income	28,553	28,568	58,925	56,354

Interest expense:
Deposits	9,123	8,021	18,452	15,101
Borrowed funds	6,731	6,136	13,365	11,425

Total interest expense	15,854	14,157	31,817	26,526

Net interest income	12,699	14,411	27,108	29,828
Provision for loan losses	110	—	450	50

Net interest income after provision for loan losses	12,589	14,411	26,658	29,778

Other income (loss):
Loan servicing income	108	147	230	273
Fees and service charges	2,984	2,830	5,782	5,178
Net (loss) gain and lower of cost or market adjustment on sales of loans and securities available for sale	(3,248)	3,280	(12,832)	4,959
Net income from other real estate operations	38	—	19	—
Income from Bank Owned Life Insurance	313	280	618	548
Other	30	4	35	10

Total other income (loss)	225	6,541	(6,148)	10,968

Operating expenses:
Compensation and employee benefits	7,612	7,877	15,471	15,255
Occupancy	1,252	1,136	2,458	2,320
Equipment	535	582	1,088	1,208
Marketing	370	391	686	699
Federal deposit insurance	141	134	277	267
Data processing	859	805	1,765	1,710
General and administrative	2,975	2,610	6,075	5,252
Goodwill impairment	—	—	1,014	—

Total operating expenses	13,744	13,535	28,834	26,711

(Loss) income before (benefit) provision for income taxes	(930)	7,417	(8,324)	14,035
(Benefit) provision for income taxes	(1,207)	2,565	(3,179)	4,869

Net income (loss)	$277	$4,852	$(5,145)	$9,166

Basic earnings (loss) per share	$0.02	$0.42	$(0.45)	$0.79

Diluted earnings (loss) per share	$0.02	$0.41	$(0.45)	$0.77

Average basic shares outstanding	11,520	11,518	11,503	11,619

Average diluted shares outstanding	11,607	11,831	11,503	11,956

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2005	$272	$197,621	$164,613	$(1,223)	$(7,472)	$(215,027)	$1,383	$(1,383)	$138,784

Comprehensive income:
Net income	—	—	9,166	—	—	—	—	—	9,166
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $232)	—	—	—	(337)	—	—	—	—	(337)

Total comprehensive income									8,829

Stock award	—	217	—	—	—	—	—	—	217
Tax benefit of stock plans	—	892	—	—	—	—	—	—	892
Purchase 555,248 shares of common stock	—	—	—	—	—	(12,782)	—	—	(12,782)
Allocation of ESOP stock	—	—	—	—	552	—	—	—	552
ESOP adjustment	—	950	—	—	—	—	—	—	950
Cash dividend - $.40 per share	—	—	(4,635)	—	—	—	—	—	(4,635)
Exercise of stock options	—	—	(1,609)	—	—	2,836	—	—	1,227
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	121	(121)	—

Balance at June 30, 2006	$272	$199,680	$167,535	$(1,560)	$(6,920)	$(224,973)	$1,504	$(1,504)	$134,034

Balance at December 31, 2006	$272	$201,936	$164,121	$(470)	$(6,369)	$(227,170)	$1,457	$(1,457)	$132,320

Comprehensive loss:
Net loss	—	—	(5,145)	—	—	—	—	—	(5,145)
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $229)	—	—	—	(332)	—	—	—	—	(332)

Total comprehensive loss									(5,477)

Stock awards	—	225	—	—	—	—	—	—	225
Treasury stock allocated to restricted stock plan	—	(295)	(3)	—	—	298	—	—	—
Tax benefit of stock plans	—	321	—	—	—	—	—	—	321
Purchase 49,701 shares of common stock	—	—	—	—	—	(1,112)	—	—	(1,112)
Allocation of ESOP stock	—	—	—	—	505	—	—	—	505
ESOP adjustment	—	654	—	—	—	—	—	—	654
Cash dividend - $.40 per share	—	—	(4,522)	—	—	—	—	—	(4,522)
Exercise of stock options	—	—	(867)	—	—	1,627	—	—	760
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	131	(131)	—

Balance at June 30, 2007	$272	$202,841	$153,584	$(802)	$(5,864)	$(226,357)	$1,588	$(1,588)	$123,674

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,145)	$9,166

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,032	1,016
Amortization of ESOP	505	552
ESOP adjustment	654	950
Stock award	225	217
Amortization of servicing asset	1,123	1,013
Amortization and impairment of intangible assets	1,066	51
Net premium amortization in excess of discount accretion on securities	71	133
Net amortization of deferred costs and discounts on loans	528	292
Provision for loan losses	450	50
Lower of cost or market write-down on loans held for sale	9,400	—
Provision for repurchased loans	3,960	—
Net gain on sales of loans and securities	(528)	(4,959)
Loans repurchased	(14,946)	—
Proceeds from sales of mortgage loans held for sale	297,704	265,276
Mortgage loans originated for sale	(228,847)	(291,382)
Increase in value of Bank Owned Life Insurance	(618)	(548)
Decrease (increase) in interest and dividends receivable	163	(470)
Increase in other assets	(363)	(798)
(Decrease) increase in other liabilities	(16,253)	5,475

Total adjustments	55,326	(23,132)

Net cash provided by (used in) operating activities	50,181	(13,966)

Cash flows from investing activities:
Net increase in loans receivable	(2,413)	(87,028)
Proceeds from maturities or calls of investment securities available for sale	15,780	200
Purchase of investment securities available for sale	(681)	(748)
Proceeds from sale of investment securities available for sale	—	437
Proceeds from sale of mortgage-backed securities available for sale	—	6,242
Purchase of mortgage-backed securities available for sale	—	(6,439)
Principal payments on mortgage-backed securities available for sale	6,873	9,859
Decrease (increase) in Federal Home Loan Bank of New York stock	1,273	(3,902)
Net proceeds from sales of real estate owned	339	—
Purchases of premises and equipment	(520)	(1,970)

Net cash provided by (used in) investing activities	20,651	(83,349)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2007	2006
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(65,435)	$21,367
Increase in short-term borrowings	18,341	53,340
Repayments of securities sold under agreements to repurchase with the Federal Home Loan Bank	(15,000)	—
Proceeds from Federal Home Loan Bank advances	35,000	110,000
Repayments of Federal Home Loan Bank advances	(55,000)	(78,000)
Proceeds from other borrowings	10,700	6,100
Increase in advances by borrowers for taxes and insurance	1,257	1,909
Exercise of stock options	760	1,227
Dividends paid	(4,522)	(4,635)
Purchase of treasury stock	(1,112)	(12,782)
Tax benefit of stock plans	321	892

Net cash (used in) provided by financing activities	(74,690)	99,418

Net (decrease) increase in cash and due from banks	(3,858)	2,103
Cash and due from banks at beginning of period	32,204	31,108

Cash and due from banks at end of period	$28,346	$33,211

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$32,189	$25,913
Income taxes	86	1,900
Non cash activities:
Transfer of loans receivable to real estate owned	380	—
Transfer of securities sold under agreements to repurchase to advances	6,000	15,000

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC, OceanFirst REIT Holdings, LLC, and OceanFirst Services, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

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

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average shares issued net of Treasury shares	12,318	12,431	12,311	12,550
Less: Unallocated ESOP shares	(710)	(837)	(725)	(853)
Unallocated incentive award shares and shares held by deferred compensation plan	(88)	(76)	(83)	(78)

Average basic shares outstanding	11,520	11,518	11,503	11,619
Add: Effect of dilutive securities:
Stock options	20	239	—	264
Incentive awards and shares held by deferred compensation plan	67	74	—	73

Average diluted shares outstanding	11,607	11,831	11,503	11,956

For the three months ended June 30, 2007 and 2006, 1,480,000 and 919,000, respectively, antidilutive stock options were excluded from earnings per share calculations. For the six months ended June 30, 2007 and 2006, 1,262,000 and 856,000, respectively, antidilutive stock options were excluded from earnings per share calculations. In addition, for the six months ended June 30, 2007, 131,000 antidilutive potential shares of common stock have been excluded from the calculation of average diluted shares outstanding, as the Company incurred a net loss for the period.

Comprehensive (Loss) Income

For the three month periods ended June 30, 2007 and 2006, total comprehensive (loss) income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $(22,000) and $4,768,000, respectively. For the six months ended June 30, 2007 and 2006 total comprehensive (loss) income amounted to $(5,477,000) and $8,829,000.

Note 2. Loans Receivable, Net

Loans receivable, net at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Real estate:
One- to-four family	$1,135,513	$1,231,716
Commercial real estate, multi- family and land	329,495	306,288
Construction	11,401	13,475
Consumer	202,657	190,029
Commercial	42,886	49,693

Total loans	1,721,952	1,791,201
Loans in process	(3,035)	(2,318)
Deferred origination costs, net	5,192	5,723
Allowance for loan losses	(10,619)	(10,238)

Total loans, net	1,713,490	1,784,368
Less: Mortgage loans held for sale	14,975	82,943

Loans receivable, net	$1,698,515	$1,701,425

Note 3. Reserve for Repurchased Loans

An analysis of the Reserve for Repurchased Loans for the three and six months ended June 30, 2007 follows (in thousands). There was no balance in the reserve at June 30, 2006. The reserve is included in other liabilities in the accompanying statement of financial condition.

	Three months ended June 30, 2007	Six months ended June 30, 2007
Balance at beginning of period	$9,783	$9,600
Provision charged to operations	—	3,960
Loss on loans repurchased	(4,386)	(8,163)

Balance at end of period	$5,397	$5,397

The reserve for repurchased loans is established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. At June 30, 2007, the Bank had repurchased $14.9 million in loans from investors and had unresolved loan repurchase requests of $13.2 million. The Company is currently evaluating the propriety of these repurchase requests and the options available to the Company to resolve such requests.

Note 4. Deposits

The major types of deposits at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Type of Account

Non-interest-bearing	$118,823	$114,950
Interest-bearing checking	404,297	408,666
Money market deposit	92,723	105,571
Savings	197,553	200,544
Time deposits	493,497	542,597

	$1,306,893	$1,372,328

Note 5. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company does not expect the adoption of statement No. 159 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to have a material impact on its financial statements.

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

During the second quarter, the Board of Directors of the Bank determined to discontinue the operations of Columbia Homes Loans, LLC, the Bank’s mortgage banking subsidiary, while retaining the loan servicing portfolio and two small loan production offices which will be merged into the Bank’s operations. Columbia originated a full product line of residential mortgage loans including the origination of subprime mortgage loans. These subprime loans were ordinarily sold to investors in the normal course of business. The loan sale agreements may have required Columbia to repurchase certain loans previously sold in the event of an early payment default, generally defined as the failure by the borrower to make a payment within a designated period early in the loan term. Columbia may also repurchase a loan in the event of a breach to a representation or warranty. Columbia experienced early payment defaults primarily related to subprime mortgage loans with 100% financing relative to the value of the underlying property. During the first quarter of 2007, Columbia originated $38.2 million in subprime loans of which $8.7 million were loans with 100% financing. In March 2007, the Company discontinued the origination of all subprime loans. For the six months ended June 30, 2007, Columbia recorded a $4.0 million charge to increase the reserve for loans subject to repurchase. There was no charge for the three months ended June 30, 2007. This reserve was established to account for Columbia’s potential obligation to repurchase loans. Columbia also maintains an inventory of loans held for sale. These loans were originated for sale to investors, however, a large amount of subprime loans remained unsold at March 31, 2007 due to a significant decline in liquidity in the subprime loan market during the first quarter of 2007, primarily related to changes in investor product specifications. The loans were initially underwritten to the specifications of particular investors and were generally intended to be sold in bulk. When the investors’ product specifications changed, there was an absence of traditional buyers for these loans creating the significant decline in liquidity in the subprime loan market. During the second quarter of 2007, Columbia closed on a bulk sale of subprime loans with a stated principal balance of $42.6 million for which Columbia recognized a loss on sale, net of reserves, of $1.3 million. Additionally, included in the loss on sale of loans for the three and six months ended June 30, 2007, are charges of $2.3 million and $9.4 million, respectively, incurred by Columbia to reduce loans held for sale to their current fair market value. At June 30, 2007, Columbia was holding subprime loans with a gross principal balance of $7.8 million and a carrying value, net of reserves, of $4.9 million.

Throughout the first quarter of 2007 the interest rate yield curve was inverted, however, during the second quarter of 2007 longer-term rates rose and, for a period of time, the interest rate yield curve had a modest upward slope. The flat to inverted yield curve experienced throughout most of 2006 and into 2007 has generally had a negative impact on the Bank’s results of operations and net interest margin as interest-earning assets, both loans and securities, are priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are priced against shorter-term indices. The Bank has generally not repriced all core deposits (defined as all deposits other than time deposits) at the same pace as market increases in short-term interest rates. Any upward repricing of core deposits would likely have a negative impact on the Bank’s results of operations and net interest margin. Conversely, a prolonged steepening to the yield curve may have a small positive impact on the Bank’s results of operations and net interest margin in the second half of 2007.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2007 and 2006. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE QUARTERS ENDED JUNE 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,080	$105	5.20%	$8,898	$109	4.90%
Investment securities (1)	71,673	1,018	5.68	84,894	1,130	5.32
FHLB stock	25,540	477	7.47	24,411	291	4.77
Mortgage-backed securities (1)	63,936	714	4.47	79,710	831	4.17
Loans receivable, net (2)	1,754,821	26,239	5.98	1,752,543	26,207	5.98

Total interest-earning assets	1,924,050	28,553	5.94	1,950,456	28,568	5.86

Non-interest-earning assets	102,469			96,101

Total assets	$2,026,519			$2,046,557

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$720,363	3,622	2.01	$707,409	2,793	1.58
Time deposits	496,341	5,501	4.43	538,382	5,228	3.88

Total	1,216,704	9,123	3.00	1,245,791	8,021	2.58
Borrowed funds	550,029	6,731	4.90	526,889	6,136	4.66

Total interest-bearing liabilities	1,766,733	15,854	3.59	1,772,680	14,157	3.19

Non-interest-bearing deposits	115,996			130,568
Non-interest-bearing liabilities	20,281			10,445

Total liabilities	1,903,010			1,913,693
Stockholders’ equity	123,509			132,864

Total liabilities and stockholders’ equity	$2,026,519			$2,046,557

Net interest income		$12,699			$14,411

Net interest rate spread (3)			2.35%			2.67%

Net interest margin (4)			2.64%			2.96%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$8,173	$213	5.21%	$8,555	$198	4.63%
Investment securities (1)	73,611	2,765	7.51	84,766	2,667	6.29
FHLB stock	25,664	926	7.22	23,450	557	4.75
Mortgage-backed securities (1)	65,626	1,438	4.38	81,960	1,705	4.16
Loans receivable, net (2)	1,767,281	53,583	6.06	1,723,984	51,227	5.94

Total interest-earning assets	1,940,355	58,925	6.07	1,922,715	56,354	5.86

Non-interest-earning assets	100,867			95,201

Total assets	$2,041,222			$2,017,916

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$721,127	7,279	2.02	$723,908	5,505	1.52
Time deposits	508,310	11,173	4.40	518,573	9,596	3.70

Total	1,229,437	18,452	3.00	1,242,481	15,101	2.43
Borrowed funds	549,876	13,365	4.86	505,560	11,425	4.52

Total interest-bearing liabilities	1,779,313	31,817	3.58	1,748,041	26,526	3.03

Non-interest-bearing deposits	114,501			124,263
Non-interest-bearing liabilities	20,331			10,885

Total liabilities	1,914,145			1,883,189
Stockholders’ equity	127,077			134,727

Total liabilities and stockholders’ equity	$2,041,222			$2,017,916

Net interest income		$27,108			$29,828

Net interest rate spread (3)			2.49%			2.83%

Net interest margin (4)			2.79%			3.10%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest -earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest -earning assets.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 were $1.978 billion, a decrease of $99.2 million, compared to $2.077 billion at December 31, 2006.

Loans receivable, net decreased by $2.9 million to a balance of $1.699 billion at June 30, 2007, compared to a balance of $1.701 billion at December 31, 2006. Increases of $16.4 million in commercial and commercial real estate loans and $12.6 million in consumer loans were more than offset by a decline in one-to four-family mortgage loans. Mortgage loans held for sale decreased $68.0 million to a balance of $15.0 million at June 30, 2007 compared to a balance of $82.9 million at December 31, 2006. The decrease occurred at Columbia due to reduced loan origination volume and the bulk sale of subprime loans which previously remained unsold.

Deposit balances decreased $65.4 million to $1.307 billion at June 30, 2007 from $1.372 billion at December 31, 2006 as the Bank maintained its disciplined pricing relating to certificates of deposit. Total Federal Home Loan Bank borrowings decreased by $35.5 million to $429.0 million at June 30, 2007 as compared to $464.5 million at December 31, 2006 due to lower loan balances. Additionally, during the quarter ended June 30, 2007, the Company issued $10.0 million of debt in the form of Trust Preferred Securities which is included in other borrowings.

Stockholders’ equity at June 30, 2007 decreased to $123.7 million, compared to $132.3 million at December 31, 2006. The Company repurchased 49,701 shares of common stock during the six months ended June 30, 2007 at a total cost of $1.1 million. Stockholders’ equity was further reduced by the net loss and the cash dividend.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and June 30, 2006

General

Net income for the three months ended June 30, 2007 was $277,000, or $.02 per diluted share, as compared to $4.9 million, or $.41 per diluted share, for the corresponding prior year period. For the six months ended June 30, 2007, the net loss was $5.1 million, or $.45 per share, as compared to net income of $9.2 million, or $.77 per diluted share, for the corresponding prior year period.

Interest Income

Interest income for the three and six months ended June 30, 2007 was $28.6 million and $58.9 million, respectively, compared to $28.6 million and $56.4 million, respectively, for the three and six months ended June 30, 2006. The yield on interest-earning assets increased to 5.94% and 6.07%, respectively, for the three and six months ended June 30, 2007 as compared to 5.86% for both the same prior year periods. Average interest-earning assets decreased by $26.4 million for the three months ended June 30, 2007 as compared to the same prior year period. For the six months ended June 30, 2007 average interest-earning assets increased $17.6 million as compared to the same prior year period.

Interest Expense

Interest expense for the three and six months ended June 30, 2007 was $15.9 million and $31.8 million, respectively, compared to $14.2 million and $26.5 million, respectively, for the three and six months ended June 30, 2006. The cost of interest-bearing liabilities increased to 3.59% and 3.58%, respectively, for the three and six months ended June 30, 2007, as compared to 3.19% and 3.03%, respectively, in the same prior year periods. Average interest-bearing liabilities decreased by $5.9 million for the three months ended June 30, 2007 as compared to the same prior year period. For the six months ended June 30, 2007 average interest-bearing liabilities increased by $31.3 million as compared to the same prior year period.

Net Interest Income

Net interest income for the three and six months ended June 30, 2007 decreased to $12.7 million and $27.1 million, respectively, as compared to $14.4 million and $29.8 million, respectively, in the same prior year periods. The net interest margin decreased to 2.64% and 2.79%, respectively, for the three and six months ended June 30, 2007 from 2.96% and 3.10%, respectively, in the same prior year periods. The flat or inverted interest rate yield curve for most of the period caused the increase in the cost of interest-bearing liabilities to outpace the increase in the yield on interest-earning assets.

Provision for Loan Losses

For the three and six months ended June 30, 2007, the Bank’s provision for loan losses was $110,000 and $450,000, respectively, compared to no provision and $50,000, respectively, in the same prior year periods. Although nonperforming loans increased to $11.5 million at June 30, 2007 from $4.5 million at December 31, 2006, $1.2 million of this increase relates to loans repurchased by Columbia due to early payment default. These loans were written down to market value on the date of repurchase, which included an assessment of each loan’s potential credit impairment. As a result, these loans do not currently require an adjustment to the allowance for loan losses. Loans receivable, net declined modestly during the first half of 2007 and net charge-offs for the three and six months ended June 30, 2007 were $68,000 and $69,000, respectively. The increase in the provision for loan losses was primarily due to the $5.8 million increase in non-performing loans exclusive of the loans repurchased.

Other Income (Loss)

Other income (loss) decreased to income of $225,000 and a loss of $6.1 million, respectively, for the three and six months ended June 30, 2007, compared to income of $6.5 million and $11.0 million, respectively, for the same prior year periods. The net loss on the sale of loans was $3.2 million and $12.8 million, respectively, for the three and six months ended June 30, 2007 as compared to a net gain of $3.3 million and $5.0 million, respectively, for the three and six months ended June 30, 2006. The net loss on the sale of loans includes a loss of $1.3 million on the bulk sale of subprime loans and lower of cost or market charges of $2.3 million and $9.4 million, respectively, for the three and six months ended June 30, 2007 taken by Columbia to reduce loans held for sale to their current fair market value. Also included in the net loss on the sale of loans for the six months ended June 30, 2007 is a $4.0 million charge to increase the reserve for repurchased loans.

Fees and service charges increased $154,000, or 5.4%, and $604,000, or 11.7%, respectively, for the three and six months ended June 30, 2007, as compared to the same prior year period primarily related to increases in fees generated from trust services and checking accounts.

Operating Expenses

Operating expenses were $13.7 million and $28.8 million, respectively, for the three and six months ended June 30, 2007, as compared to $13.5 million and $26.7 million, respectively, in the same prior year periods. Included in operating expenses for the six months ended June 30, 2007 is $1.0 million representing the write-off of the previously established goodwill on the August 2000 acquisition of Columbia. The increase in operating expenses was also due to the costs related to branch expansion, higher professional fees and total severance costs of $778,000; $404,000 incurred by Columbia and $374,000 incurred by the Bank.

(Benefit) Provision for Income Taxes

Income tax (benefit) expense was a benefit of $1.2 million and $3.2 million, respectively, for the three and six months ended June 30, 2007, as compared to an expense of $2.6 million and $4.9 million, respectively, for the same prior year periods. Tax benefits for 2007 were determined based on an estimated annual effective tax rate, however, in the second quarter of 2007 it was determined that the actual effective tax rate for the year-to-date period was the best estimate of the annual effective tax rate.

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

At June 30, 2007 the Company had outstanding overnight borrowings from the FHLB of $42.0 million as compared to $42.5 million in overnight borrowings at December 31, 2006. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $429.0 million at June 30, 2007, a decrease from $464.5 million at December 31, 2006.

The Company’s cash needs for the six months ended June 30, 2007 were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities or calls of investment securities, proceeds from the sale of mortgage loans held for sale and the issuance of debt in the form of trust preferred securities. The cash was principally utilized for loan originations, to fund deposit outflows and reduce Federal Home Loan Bank borrowings. For the six months ended June 30, 2006, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and borrowings, and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various off-balance sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2007, outstanding commitments to originate loans totaled $88.8 million; outstanding unused lines of credit totaled $189.3 million; and outstanding commitments to sell loans totaled $25.0 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $424.0 million at June 30, 2007. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the six months ended June 30, 2007, the Company purchased 49,701 shares of common stock at a total cost of $1.1 million compared with purchases of 555,248 shares for the six months ended June 30, 2006 at a total cost of $12.8 million. At June 30, 2007, there were 489,062 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first six months of 2007 were $4.5 million, a decrease from $4.6 million in the same prior year period. On July 18, 2007, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on August 17, 2007 to stockholders of record at the close of business on August 3, 2007.

The primary sources of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of debt instruments. For the first six months of 2007, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank and the ability of the Bank to pay dividends to OceanFirst Financial Corp. is currently limited by capital constraints. The OTS has previously notified the Bank that it does not object to the payment of capital dividends, so long as the Bank remains well capitalized after each capital distribution, and also maintains a tier one core leverage ratio above 6.0% and a total risk-based capital ratio above 10.5% after each capital distribution. The Bank’s tier one core leverage ratio and total risk-based capital ratio at June 30, 2007 were 6.6% and 10.4%, respectively. Applicable Federal law or the Bank’s regulator, may further limit the amount of capital distributions OceanFirst Bank may make. OceanFirst Financial Corp.’s ability to continue to pay dividends and repurchase stock is partly dependent upon capital distributions from OceanFirst Bank and may be adversely affected by the Bank’s current capital constraints. The Company raised $10.0 million during the second quarter of 2007 from the issuance of trust preferred securities. The trust preferred securities carry a floating rate of 175 basis points over 3 month LIBOR and adjust quarterly. Accrued interest is due quarterly with principal due at the maturity date of September 1,

2037. At June 30, 2007, OceanFirst Financial Corp. held $9.9 million in cash and $6.3 million in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $4.0 million.

At June 30, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $129.6 million, or 6.6% of total adjusted assets, which is above the required level of $29.7 million or 1.5%; core capital of $129.6 million or 6.6% of total adjusted assets, which is above the required level of $59.3 million, or 3.0%; and risk-based capital of $140.0 million, or 10.4% of risk-weighted assets, which is above the required level of $107.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $25.0 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2007 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$527,023	$213,523	$208,000	$78,000	$27,500
Commitments to Originate Loans	$88,832	$88,832	—	—	—
Commitments to Fund Unused Lines of Credit	$189,348	$189,348	—	—	—

Debt obligations include borrowings from the FHLB, Securities Sold under Agreements to Repurchase and other borrowings. The borrowings have defined terms and, under certain circumstances, $40.0 million of the borrowings are callable at the option of the lender.

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

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Non-accrual loans:
Real estate – One- to-four family	$6,759	$2,703
Commercial Real Estate	3,181	286
Consumer	366	281
Commercial	1,221	1,255

Total non-performing loans	11,527	4,525
REO, net	329	288

Total non-performing assets	$11,856	$4,813

Allowance for loan losses as a percent of total loans receivable	.62%	.57%
Allowance for loan losses as percent of total non-performing loans	92.12	226.25
Non-performing loans as a percent of total loans receivable	.67	.25
Non-performing assets as a percent of total assets	.60	.23

The non-performing loan total includes $1.2 million of repurchased one- to-four family and consumer loans and $4.2 million of one-to four family and consumer loans previously held for sale, which have been written down to their fair market value. The commercial real estate category includes a $2.3 million relationship for the construction of townhouses which has experienced sales delays. The Company also classifies assets in accordance with certain regulatory guidelines. At June 30, 2007 the Company had $14.8 million designated as Special Mention, $11.9 million classified as Substandard and $75,000 classified as Doubtful as compared to $18.2 million, $8.2 million and $185,000, respectively, designated as Special Mention and classified as Substandard and Doubtful at December 31, 2006. The largest Special Mention relationship at June 30, 2007 comprised several credit facilities to a large, real estate agency with an aggregate balance of $4.4 million which was current as to payments, but classified due to declining revenue and net income of the borrower. The loans are secured by commercial real estate and corporate assets and the personal guarantee of the principals. Included in the Substandard and Doubtful categories are all of the non-performing loans noted above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At June 30, 2007 the Company’s one-year gap was negative 7.28% as compared to negative .80% at December 31, 2006.

At June 30, 2007	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$4,147	$—	$—	$—	$—	$4,147
Investment securities	59,927	293	—	—	7,333	67,553
FHLB stock	—	—	—	—	24,073	24,073
Mortgage-backed securities	7,657	15,559	25,669	8,092	4,823	61,800
Loans receivable (2)	260,790	302,776	540,397	291,355	323,599	1,718,917

Total interest-earning assets	332,521	318,628	566,066	299,447	359,828	1,876,490

Interest-bearing liabilities:
Money market deposit accounts	4,215	12,644	33,717	42,147	—	92,723
Savings accounts	8,912	28,222	71,297	89,122	—	197,553
Interest-bearing checking accounts	18,377	55,131	147,015	183,774	—	404,297
Time deposits	181,200	243,040	56,608	11,239	1,410	493,497
FHLB advances	72,000	71,000	195,000	78,000	—	416,000
Securities sold under agreements to repurchase	69,823	—	13,000	—	—	82,823
Other borrowings	23,200	—	—	—	5,000	28,200

Total interest-bearing liabilities	377,727	410,037	516,637	404,282	6,410	1,715,093

Interest sensitivity gap (3)	$(45,206)	$(91,409)	$49,429	$(104,835)	$353,418	$161,397

Cumulative interest sensitivity gap	$(45,206)	$(136,615)	$(87,186)	$(192,021)	$161,397	$161,397

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(2.41)%	(7.28)%	(4.65)%	(10.23)%	8.60%	8.60%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2007 and December 31, 2006. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2006.

	June 30, 2007					December 31, 2006
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$149,686	(21.9)%	8.0%	$51,111	(5.7)%	$172,422	(16.0)%	8.7%	$53,028	(4.9)%
100	172,945	(9.7)	9.0	52,831	(2.5)	192,040	(6.5)	9.5	54,748	(1.9)
Static	191,539	—	9.8	54,208	—	205,312	—	9.9	55,788	—
(100)	202,241	5.6	10.1	54,619	0.8	206,157	0.4	9.8	55,431	(0.6)
(200)	194,005	1.3	9.7	52,969	(2.3)	191,711	(6.6)	9.1	52,490	(5.9)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

At December 31, 2006, the Company’s policies and procedures were not effective to provide for the proper evaluation and assessment of the adequacy of its reserve for repurchased loans at its mortgage banking subsidiary. Specifically, the Company lacked an effective process to ensure that the exercise of loan repurchase requests by purchasers of its loans were timely identified and incorporated properly in the analysis of its reserve for repurchased loans. This deficiency resulted in material misstatements in the Company’s reserve for repurchased loans and amounts recorded as a gain on sales of loans at December 31, 2006 and resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. These misstatements were corrected in the consolidated financial statements included in the December 31, 2006 Form 10-K.

During the six months ended June 30 2007, the Company implemented a remediation plan to address the material weakness in internal control over financial reporting which existed at December 31, 2006. To address the material weakness, during the first quarter of 2007, the Company enhanced its policies and procedures related to the quarterly evaluation of the adequacy of the reserve for repurchased loans. All repurchase requests received must be reported to a committee of senior officers of the Bank for evaluation and incorporation into the analysis of the reserve for repurchased loans. The Company proactively monitors the receipt of repurchase requests. Additionally, the Company’s mortgage banking subsidiary modified its mortgage loan product menu to eliminate the origination of subprime loans. Furthermore, the Company has taken disciplinary action against certain officers of the mortgage banking subsidiary responsible for not following established policies and procedures. Finally, the Bank determined to discontinue most of the operations of Columbia while merging the remaining functions into the Bank’s operations.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

No material change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2007 is as follows:

Period	Total Number of Shares Purchased (1)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	0	—	0	489,062
May 1, 2007 through May 31, 2007	0	—	0	489,062
June 1, 2007 through June 30, 2007	0	—	0	489,062

On July 19, 2006, the Company announced its intention to repurchase up to an additional 615,883 shares, or 5%, of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 17, 2007. The following directors were elected for terms of three years: Donald E. McLaughlin and John E. Walsh. The following proposals were voted on by the stockholders:

Proposal	For	Against	Withheld/Abstain	Broker Non-Votes
1) Election of Directors

Donald E. McLaughlin	9,737,149	—	1,364,981	—
John E. Walsh	9,805,078	—	1,297,052	—

2) Ratification of the appointment of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007.	10,792,180	289,631	20,319	—

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

OceanFirst Financial Corp.
Registrant

DATE: August 9, 2007	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: August 9, 2007	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	21

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	22

32.0	Section 1350 Certifications	23