Form 10-Q
period 2007-09-30
OCEANFIRST FINANCIAL CORP
filed 2007-11-08
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 6, 2007, there were 12,346,465 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and due from banks	$29,456	$32,204
Investment securities available for sale	58,133	82,384
Federal Home Loan Bank of New York stock, at cost	22,040	25,346
Mortgage-backed securities available for sale	58,285	68,369
Loans receivable, net	1,678,937	1,701,425
Mortgage loans held for sale	3,244	82,943
Interest and dividends receivable	8,357	8,083
Real estate owned, net	433	288
Premises and equipment, net	17,372	18,196
Servicing asset	9,340	9,787
Bank Owned Life Insurance	38,087	37,145
Intangible Assets	23	1,114
Other assets	13,123	9,718

Total assets	$1,936,830	$2,077,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,310,941	$1,372,328
Securities sold under agreements to repurchase with retail customers	69,742	50,982
Securities sold under agreements to repurchase with the Federal Home Loan Bank	13,000	34,000
Federal Home Loan Bank advances	371,500	430,500
Other borrowings	27,500	17,500
Advances by borrowers for taxes and insurance	8,247	7,743
Other liabilities	12,329	31,629

Total liabilities	1,813,259	1,944,682

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,341,915 and 12,262,307 shares outstanding at September 30, 2007 and December 31, 2006, respectively	272	272
Additional paid-in capital	203,237	201,936
Retained earnings	154,317	164,121
Accumulated other comprehensive loss	(2,704)	(470)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(5,612)	(6,369)
Treasury stock, 14,835,457 and 14,915,065 shares at September 30, 2007 and December 31, 2006, respectively	(225,939)	(227,170)
Common stock acquired by Deferred Compensation Plan	1,406	1,457
Deferred Compensation Plan Liability	(1,406)	(1,457)

Total stockholders’ equity	123,571	132,320

Total liabilities and stockholders’ equity	$1,936,830	$2,077,002

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest income:
Loans	$25,945	$27,825	$79,528	$79,051
Mortgage-backed securities	688	812	2,127	2,518
Investment securities and other	1,590	1,679	5,494	5,102

Total interest income	28,223	30,316	87,149	86,671

Interest expense:
Deposits	9,326	8,939	27,778	24,040
Borrowed funds	6,066	6,918	19,431	18,343

Total interest expense	15,392	15,857	47,209	42,383

Net interest income	12,831	14,459	39,940	44,288
Provision for loan losses	75	50	525	100

Net interest income after provision for loan losses	12,756	14,409	39,415	44,188

Other income (loss):
Loan servicing income	126	136	356	408
Fees and service charges	2,942	2,677	8,724	7,854
Net gain (loss) and lower of cost or market adjustment on sales of loans and securities available for sale	1,156	3,515	(11,676)	8,474
Net income (loss) from other real estate operations	8	(60)	27	(60)
Income from Bank Owned Life Insurance	324	291	942	840
Other	6	44	41	55

Total other income (loss)	4,562	6,603	(1,586)	17,571

Operating expenses:
Compensation and employee benefits	6,755	7,497	22,227	22,752
Occupancy	1,569	1,244	4,028	3,564
Equipment	543	767	1,631	1,975
Marketing	359	531	1,046	1,230
Federal deposit insurance	168	133	444	400
Data processing	859	859	2,625	2,569
General and administrative	2,357	2,483	8,430	7,735
Goodwill impairment	—	—	1,014	—

Total operating expenses	12,610	13,514	41,445	40,225

Income (loss) before provision (benefit) for income taxes	4,708	7,498	(3,616)	21,534
Provision (benefit) for income taxes	1,582	2,592	(1,597)	7,461

Net income (loss)	$3,126	$4,906	$(2,019)	$14,073

Basic earnings (loss) per share	$0.27	$0.43	$(0.18)	$1.22

Diluted earnings (loss) per share	$0.27	$0.42	$(0.18)	$1.18

Average basic shares outstanding	11,561	11,465	11,522	11,567

Average diluted shares outstanding	11,643	11,689	11,522	11,880

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2005	$272	$197,621	$164,613	$(1,223)	$(7,472)	$(215,027)	$1,383	$(1,383)	$138,784

Comprehensive income:
Net income	—	—	14,073	—	—	—	—	—	14,073
Other comprehensive income:
Unrealized gain on securities (net of tax expense $244)	—	—	—	354	—	—	—	—	354

Total comprehensive income									14,427

Stock award	—	278	—	—	—	—	—	—	278
Tax benefit of stock plans	—	2,035	—	—	—	—	—	—	2,035
Purchase 669,604 shares of common stock	—	—	—	—	—	(15,288)	—	—	(15,288)
Allocation of ESOP stock	—	—	—	—	827	—	—	—	827
ESOP adjustment	—	1,385	—	—	—	—	—	—	1,385
Cash dividend—$.60 per share	—	—	(6,897)	—	—	—	—	—	(6,897)
Exercise of stock options	—	—	(3,720)	—	—	5,179	—	—	1,459
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	134	(134)	—

Balance at September 30, 2006	$272	$201,319	$168,069	$(869)	$(6,645)	$(225,136)	$1,517	$(1,517)	$137,010

Balance at December 31, 2006	$272	$201,936	$164,121	$(470)	$(6,369)	$(227,170)	$1,457	$(1,457)	$132,320

Comprehensive loss:
Net loss	—	—	(2,019)	—	—	—	—	—	(2,019)
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $1,543)	—	—	—	(2,234)	—	—	—	—	(2,234)

Total comprehensive loss									(4,253)

Stock awards	—	354	—	—	—	—	—	—	354
Treasury stock allocated to restricted stock plan	—	(295)	(3)	—	—	298	—	—	—
Tax benefit of stock plans	—	337	—	—	—	—	—	—	337
Purchase 49,701 shares of common stock	—	—	—	—	—	(1,112)	—	—	(1,112)
Allocation of ESOP stock	—	—	—	—	757	—	—	—	757
ESOP adjustment	—	905	—	—	—	—	—	—	905
Cash dividend—$.60 per share	—	—	(6,784)	—	—	—	—	—	(6,784)
Exercise of stock options	—	—	(998)	—	—	2,045	—	—	1,047
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	(51)	51	—

Balance at September 30, 2007	$272	$203,237	$154,317	$(2,704)	$(5,612)	$(225,939)	$1,406	$(1,406)	$123,571

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,019)	$14,073

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,486	1,531
Amortization of ESOP	757	827
ESOP adjustment	905	1,385
Stock award	354	278
Amortization of servicing asset	1,648	1,509
Amortization and impairment of intangible assets	1,091	77
Net premium amortization in excess of discount accretion on securities	81	194
Net amortization of deferred costs and discounts on loans	729	506
Provision for loan losses	525	100
Lower of cost or market write-down on loans held for sale	9,400	—
Provision for repurchased loans	3,760	—
Net loss on write-off of fixed assets	21	—
Net loss on sale of real estate owned	(11)	99
Net gain on sales of loans and securities	(1,484)	(8,474)
Loans repurchased	(1,012)	—
Proceeds from sales of mortgage loans held for sale	352,373	514,441
Mortgage loans originated for sale	(281,342)	(537,480)
Increase in value of Bank Owned Life Insurance	(942)	(840)
Increase in interest and dividends receivable	(274)	(1,277)
Increase in other assets	(1,862)	(627)
(Decrease) increase in other liabilities	(12,453)	11,761

Total adjustments	73,750	(15,990)

Net cash provided by (used in) operating activities	71,731	(1,917)

Cash flows from investing activities:
Net decrease (increase) in loans receivable	15,880	(60,892)
Loans repurchased	(14,128)	—
Proceeds from sales of loans repurchased	8,666	—
Proceeds from maturities or calls of investment securities available for sale	20,780	2,584
Purchase of investment securities available for sale	(681)	(748)
Proceeds from sale of investment securities available for sale	—	437
Proceeds from sale of mortgage-backed securities available for sale	—	6,241
Purchase of mortgage-backed securities available for sale	—	(6,439)
Principal payments on mortgage-backed securities available for sale	10,378	13,480
Decrease (increase) in Federal Home Loan Bank of New York stock	3,306	(2,842)
Net proceeds (disbursements) from sales and acquisition of real estate owned	638	(39)
Purchases of premises and equipment	(683)	(3,135)

Net cash provided by (used in) investing activities	44,156	(51,353)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2007	2006
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(61,387)	$15,170
Increase (decrease) in short-term borrowings	3,760	(3,939)
Repayments of securities sold under agreements to repurchase with the Federal Home Loan Bank	—	(10,000)
Proceeds from Federal Home Loan Bank advances	20,000	190,000
Repayments of Federal Home Loan Bank advances	(85,000)	(127,000)
Proceeds from other borrowings	10,000	12,500
Increase in advances by borrowers for taxes and insurance	504	1,089
Exercise of stock options	1,047	1,459
Dividends paid	(6,784)	(6,897)
Purchase of treasury stock	(1,112)	(15,288)
Tax benefit of stock plans	337	2,035

Net cash (used in) provided by financing activities	(118,635)	59,129

Net (decrease) increase in cash and due from banks	(2,748)	5,859

Cash and due from banks at beginning of period	32,204	31,108

Cash and due from banks at end of period	$29,456	$36,967

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period for:
Interest	$47,590	$41,689
Income taxes	227	3,947
Non cash activities:
Transfer of loans receivable to real estate owned	772	70
Transfer of securities sold under agreements to repurchase to advances	21,000	15,000

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC, OceanFirst REIT Holdings, LLC, and OceanFirst Services, LLC. At September 30, 2007 most of the operations of Columbia Home Loans, LLC were discontinued.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

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

Certain amounts previously reported have been reclassified to conform to the current period’s classification.

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average shares issued net of Treasury shares	12,329	12,345	12,317	12,481
Less: Unallocated ESOP shares	(681)	(804)	(710)	(837)
Unallocated incentive award shares and shares held by deferred compensation plan	(87)	(76)	(85)	(77)

Average basic shares outstanding	11,561	11,465	11,522	11,567
Add: Effect of dilutive securities:
Stock options	15	150	—	240
Incentive awards and shares held by deferred compensation plan	67	74	—	73

Average diluted shares outstanding	11,643	11,689	11,522	11,880

For the three months ended September 30, 2007 and 2006, 1,408,000 and 924,000, respectively, antidilutive stock options were excluded from earnings per share calculations. For the nine months ended September 30, 2007 and 2006, 1,312,000 and 659,000, respectively, antidilutive stock options were excluded from earnings per share calculations. In addition, for the nine months ended September 30, 2007, 113,000 antidilutive potential shares of common stock have been excluded from the calculation of average diluted shares outstanding, as the Company incurred a net loss for the period.

Comprehensive Income (Loss)

For the three month periods ended September 30, 2007 and 2006, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $1,224,000 and $5,598,000, respectively. For the nine months ended September 30, 2007 and 2006 total comprehensive (loss) income amounted to $(4,253,000) and $14,427,000.

Note 2. Loans Receivable, Net

Loans receivable, net at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Real estate:
One-to-four family	$1,104,566	$1,231,716
Commercial real estate, multi-family and land	317,080	306,288
Construction	14,172	13,475
Consumer	209,232	190,029
Commercial	46,532	49,693

Total loans	1,691,582	1,791,201

Loans in process	(3,883)	(2,318)
Deferred origination costs, net	5,169	5,723
Allowance for loan losses	(10,687)	(10,238)

Total loans, net	1,682,181	1,784,368

Less: Mortgage loans held for sale	3,244	82,943

Loans receivable, net	$1,678,937	$1,701,425

Note 3. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and nine months ended September 30, 2007 follows (in thousands). There was no balance in the reserve at September 30, 2006. The reserve is included in other liabilities in the accompanying statement of financial condition.

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Balance at beginning of period	$5,397	$9,600
(Recovery) provision charged to operations	(200)	3,760
Loss on loans repurchased	(2,444)	(10,607)

Balance at end of period	$2,753	$2,753

The reserve for repurchased loans is established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans, however, the actual types of loans which resulted in loss estimates included subprime loans with 100% financing, all other subprime loans and a small amount of ALT-A loans. At September 30, 2007, the Company utilized $15.1 million to repurchase loans from investors of which $12.2 million were subsequently resold. Also, at September 30, 2007 the Company had unresolved loan repurchase requests of $618,000.

Note 4. Deposits

The major types of deposits at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Type of Account

Non-interest-bearing	$113,488	$114,950
Interest-bearing checking	442,195	408,666
Money market deposit	86,442	105,571
Savings	193,872	200,544
Time deposits	474,944	542,597

	$1,310,941	$1,372,328

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

During the second quarter, the Board of Directors of the Bank decided to discontinue most of the operations of Columbia Homes Loans, LLC, the Bank’s mortgage banking subsidiary. During the third quarter, the Bank decided to completely shutter all of Columbia’s loan origination activity by discontinuing the two remaining small loan production offices. The Bank is retaining Columbia’s loan servicing portfolio. Columbia originated a full product line of residential mortgage loans including the origination of subprime mortgage loans. These subprime loans were ordinarily sold to investors in the normal course of business. The loan sale agreements generally required Columbia to repurchase certain loans previously sold in the event of an early payment default, generally defined as the failure by the borrower to make a payment within a designated period early in the loan term. Columbia may also be required to repurchase a loan in the event of a breach to a representation or warranty. Columbia experienced early payment defaults primarily related to subprime mortgage loans with 100% financing relative to the value of the underlying property. During the first quarter of 2007, Columbia originated $38.2 million in subprime loans of which $8.7 million were loans with 100% financing. In March 2007, the Company discontinued the origination of all subprime loans. A reserve was established to account for Columbia’s potential obligation to repurchase loans. In establishing the reserve for repurchased loans, the Company considered all types of sold loans, however, the actual types of loans which resulted in loss estimates included subprime loans with 100% financing, all other subprime loans and a small amount of ALT-A loans. As a result of the analysis of the reserve for repurchased loans at September 30, 2007, the Company recognized a reversal of the provision for repurchased loans of $200,000 for the quarter ended September 30, 2007. For the nine months ended September 30, 2007, the provision for repurchased loans was $3.8 million which is included as part of the gain (loss) on sale of loans. Columbia also maintained an inventory of loans held for sale. These loans were originated for sale to investors, however, a large amount of subprime loans remained unsold at March 31, 2007 due to a significant decline in liquidity in the subprime loan market during the first quarter of 2007, primarily related to changes in investor product specifications. The loans were initially underwritten to the specifications of particular investors and were generally intended to be sold in bulk. When the investors’ product specifications changed, there was an absence of traditional buyers for these loans creating the significant decline in liquidity in the subprime loan market. During the second quarter of 2007, Columbia closed on a bulk sale of subprime loans with a stated principal balance of $42.6 million for which Columbia recognized a loss on sale, net of reserves, of $1.3 million. Additionally, included in the loss on sale of loans for the nine months ended September 30, 2007, is a charge of $9.4 million incurred by Columbia to reduce loans held for sale to their current fair market value. There was no lower of cost or market value charge for the quarter ended September 30, 2007. At September 30, 2007, Columbia was holding subprime loans with a gross principal balance of $7.2 million and a carrying value, net of reserves and lower of cost or market adjustment, of $4.4 million.

The interest rate yield curve began the year in an inverted position and generally remained flat to inverted through most of the second quarter when longer-term rates rose and the interest rate yield curve had a modest upward slope. During the third quarter shorter-term rates began to decline resulting in a continued upward slope to the interest rate yield curve. The flat to inverted yield curve experienced throughout most of 2006 and through the beginning of 2007 has generally had a negative impact on the Bank’s results of operations and net interest margin as interest-earning assets, both loans and securities, are priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are priced against shorter-term indices. The Bank has generally not repriced all core deposits (defined as all deposits other than time deposits) at the same pace as market increases in short-term interest rates. Any upward repricing of core deposits would likely have a negative impact on the Bank’s results of operations and net interest margin. Conversely, a prolonged steepening to the yield curve may have a small positive impact on the Bank’s results of operations and net interest margin in the latter part of 2007 and into 2008.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2007 and 2006. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE QUARTERS ENDED SEPTEMBER 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$17,191	$217	5.05%	$8,960	$117	5.22%
Investment securities (1)	62,836	895	5.70	83,917	1,212	5.78
FHLB stock	22,432	478	8.52	25,940	350	5.40
Mortgage-backed securities (1)	60,539	688	4.55	74,679	812	4.35
Loans receivable, net (2)	1,696,679	25,945	6.12	1,806,060	27,825	6.16

Total interest-earning assets	1,859,677	28,223	6.07	1,999,556	30,316	6.06

Non-interest-earning assets	102,284			99,144

Total assets	$1,961,961			$2,098,700

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$727,233	3,837	2.11	$703,986	3,039	1.73
Time deposits	488,688	5,489	4.49	557,093	5,900	4.24

Total	1,215,921	9,326	3.07	1,261,079	8,939	2.84
Borrowed funds	489,662	6,066	4.96	567,003	6,918	4.88

Total interest-bearing liabilities	1,705,583	15,392	3.61	1,828,082	15,857	3.47

Non-interest-bearing deposits	116,895			124,998
Non-interest-bearing liabilities	16,834			12,896

Total liabilities	1,839,312			1,965,976
Stockholders’ equity	122,649			132,724

Total liabilities and stockholders’ equity	$1,961,961			$2,098,700

Net interest income		$12,831			$14,459

Net interest rate spread (3)			2.46%			2.59%

Net interest margin (4)			2.76%			2.89%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2007			2006
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earnings assets:
Interest-earning deposits and short-term investments	$11,212	$430	5.11%	$8,706	$315	4.82%
Investment securities (1)	69,980	3,661	6.98	84,480	3,880	6.12
FHLB stock	24,575	1,403	7.61	24,289	907	4.98
Mortgage-backed securities (1)	63,912	2,127	4.44	79,506	2,518	4.22
Loans receivable, net (2)	1,743,488	79,528	6.08	1,751,643	79,051	6.02

Total interest-earning assets	1,913,167	87,149	6.07	1,948,624	86,671	5.93

Non-interest-earning assets	101,345			96,516

Total assets	$2,014,512			$2,045,140

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$723,194	11,116	2.05	$717,194	8,544	1.59
Time deposits	501,697	16,662	4.43	531,557	15,496	3.89

Total	1,224,891	27,778	3.02	1,248,751	24,040	2.57
Borrowed funds	529,584	19,431	4.89	526,266	18,343	4.65

Total interest-bearing liabilities	1,754,475	47,209	3.59	1,775,017	42,383	3.18

Non-interest-bearing deposits	115,299			124,508
Non-interest-bearing liabilities	19,153			11,563

Total liabilities	1,888,927			1,911,088
Stockholders’ equity	125,585			134,052

Total liabilities and stockholders’ equity	$2,014,512			$2,045,140

Net interest income		$39,940			$44,288

Net interest rate spread (3)			2.48%			2.75%

Net interest margin (4)			2.78%			3.03%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the annualized yield on interest-earning assets and the annualized cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 were $1.937 billion, a decrease of $140.2 million, compared to $2.077 billion at December 31, 2006.

Investment and mortgage-backed securities available for sale decreased $34.3 million to $116.4 million at September 30, 2007 as compared to $150.8 million at December 31, 2006 due to calls of investment securities and repayment of mortgage-backed securities. Loans receivable, net decreased by $22.5 million to a balance of $1.679 billion at September 30, 2007, compared to a balance of $1.701 billion at December 31, 2006. Increases of $7.6 million in commercial and commercial real estate loans and $19.2 million in consumer loans were more than offset by a decline in one-to-four family mortgage loans. Mortgage loans held for sale decreased $79.7 million to a balance of $3.2 million at September 30, 2007 compared to a balance of $82.9 million at December 31, 2006. The decrease was reflective of the discontinuance of most of Columbia’s mortgage banking operations.

Deposit balances decreased $61.4 million to $1.311 billion at September 30, 2007 from $1.372 billion at December 31, 2006 as the Bank maintained its disciplined pricing relating to certificates of deposit. Total Federal Home Loan Bank borrowings decreased by $80.0 million to $384.5 million at September 30, 2007 as compared to $464.5 million at December 31, 2006 due to lower asset balances. Additionally, during the quarter ended June 30, 2007, the Company issued $10.0 million of debt in the form of Trust Preferred Securities which is included in other borrowings.

Stockholders’ equity at September 30, 2007 decreased to $123.6 million, compared to $132.3 million at December 31, 2006. The Company repurchased 49,701 shares of common stock during the nine months ended September 30, 2007 at a total cost of $1.1 million. Stockholders’ equity was further reduced by the net loss, the cash dividend and an increase in accumulated other comprehensive loss.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and September 30, 2006

General

Net income for the three months ended September 30, 2007 was $3.1 million, or $.27 per diluted share, as compared to $4.9 million, or $.42 per diluted share, for the corresponding prior year period. For the nine months ended September 30, 2007, the net loss was $2.0 million, or $.18 per diluted share, as compared to net income of $14.1 million, or $1.18 per diluted share, for the corresponding prior year period.

Interest Income

Interest income for the three and nine months ended September 30, 2007 was $28.2 million and $87.1 million, respectively, compared to $30.3 million and $86.7 million, respectively, for the three and nine months ended September 30, 2006. The yield on interest-earning assets increased to 6.07% for both the three and nine months ended September 30, 2007 as compared to 6.06% and 5.93%, respectively, for the same prior year periods. Average interest-earning assets decreased by $139.9 million and $35.5 million, respectively, for the three and nine months ended September 30, 2007 as compared to the same prior year periods partly reflective of the discontinuance of most of Columbia’s mortgage banking operations.

Interest Expense

Interest expense for the three and nine months ended September 30, 2007 was $15.4 million and $47.2 million, respectively, compared to $15.9 million and $42.4 million, respectively, for the three and nine months ended September 30, 2006. The cost of interest-bearing liabilities increased to 3.61% and 3.59%, respectively, for the three and nine months ended September 30, 2007, as compared to 3.47% and 3.18%, respectively, in the same prior year periods. Average interest-bearing liabilities decreased by $122.5 million and $20.5 million, respectively, for the three and nine months ended September 30, 2007 as compared to the same prior year periods.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2007 decreased to $12.8 million and $39.9 million, respectively, as compared to $14.5 million and $44.3 million, respectively, in the same prior year periods. The net interest margin decreased to 2.76% and 2.78%, respectively, for the three and nine months ended September 30, 2007 from 2.89% and 3.03%, respectively, in the same prior year periods. The slope of the interest rate yield curve caused the increase in the cost of interest-bearing liabilities to outpace the increase in the yield on interest-earning assets.

Provision for Loan Losses

For the three and nine months ended September 30, 2007, the Bank’s provision for loan losses was $75,000 and $525,000, respectively, compared to $50,000 and $100,000, respectively, in the same prior year periods. Non-performing loans increased to $9.2 million at September 30, 2007 from $4.5 million at December 31, 2006. The non-performing loan total includes $887,000 of repurchased one-to-four family and consumer loans and $3.3 million of one-to-four family and consumer loans previously held-for-sale, which were previously written down to their fair market value, which included an assessment of each loan’s potential credit impairment. As a result, these loans do not currently require an adjustment to the allowance for loan losses. Loans receivable, net declined modestly during the first nine months of 2007 and net charge-offs for the three and nine months ended September 30, 2007 were $7,000 and $76,000, respectively. The increase in the provision for loan losses was primarily due to the increase in non-performing loans.

Other Income (Loss)

Other income (loss) decreased to income of $4.6 million and a loss of $1.6 million, respectively, for the three and nine months ended September 30, 2007, compared to income of $6.6 million and $17.6 million, respectively, for the same prior year periods. The net gain (loss) on the sale of loans was a gain of $1.2 million and a loss of $11.7 million, respectively, for the three and nine months ended September 30, 2007 as compared to a net gain of $3.5 million and $8.5 million, respectively, for the three and nine months ended September 30, 2006. The decrease in the gain on sale is partly due to the decision to discontinue most operations of Columbia. For the three months ended September 30, 2007, the gain on the sale of loans benefited from a $200,000 reduction to the reserve for repurchased loans. The net loss on the sale of loans for the nine months ended September 30, 2007 includes a loss of $1.3 million on the bulk sale of subprime loans and lower of cost or market charges of $9.4 million taken by Columbia to reduce loans held for sale to their current fair market value. Also included in the net loss on the sale of loans for the nine months ended September 30, 2007 is a $3.8 million charge to increase the reserve for repurchased loans.

Fees and service charges increased $265,000, or 9.9%, and $870,000, or 11.1%, respectively, for the three and nine months ended September 30, 2007, as compared to the same prior year periods primarily related to increases in fees generated from trust services and deposit accounts.

Operating Expenses

Operating expenses were $12.6 million and $41.4 million, respectively, for the three and nine months ended September 30, 2007, as compared to $13.5 million and $40.2 million, respectively, in the same prior year periods. The decrease in operating expenses for the three months ended September 30, 2007 as compared to the corresponding prior year period was due to the discontinuation of most of the operations at Columbia and lower ESOP expense. These reductions were partly offset by the cost of new branches, higher professional fees and total severance costs at Columbia of $101,000. Total severance costs for the nine months ended September 30, 2007 amounted to $879,000. Additionally, occupancy expense for the three and nine months ended September 30, 2007 includes a $375,000 charge for lease termination costs at Columbia. Additionally, included in operating expenses for the nine months ended September 30, 2007 is $1.0 million representing the write-off of the previously established goodwill on the August 2000 acquisition of Columbia.

Provision (benefit) for Income Taxes

Income tax expense (benefit) was an expense of $1.6 million and a benefit of $1.6 million, respectively, for the three and nine months ended September 30, 2007, as compared to an expense of $2.6 million and $7.5 million, respectively, for the same prior year periods.

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

At September 30, 2007 the Company had outstanding overnight borrowings from the FHLB of $27.5 million as compared to $42.5 million in overnight borrowings at December 31, 2006. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $384.5 million at September 30, 2007, a decrease from $464.5 million at December 31, 2006.

The Company’s cash needs for the nine months ended September 30, 2007 were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities or calls of investment securities, proceeds from the sale of mortgage loans held for sale and the issuance of debt in the form of trust preferred securities. The cash was principally utilized for loan originations and repurchases, to fund deposit outflows and reduce Federal Home Loan Bank borrowings. For the nine months ended September 30, 2006, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits and borrowings, and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various off-balance sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2007, outstanding commitments to originate loans totaled $62.1 million; outstanding unused lines of credit totaled $188.6 million; and outstanding commitments to sell loans totaled $11.0 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $422.8 million at September 30, 2007. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the nine months ended September 30, 2007, the Company purchased 49,701 shares of common stock at a total cost of $1.1 million compared with purchases of 669,604 shares for the nine months ended September 30, 2006 at a total cost of $15.3 million. At September 30, 2007, there were 489,062 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first nine months of 2007 were $6.8 million, a decrease from $6.9 million in the same prior year period. On October 17, 2007, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on November 16, 2007 to stockholders of record at the close of business on November 2, 2007.

The primary sources of liquidity for OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of debt instruments. For the first nine months of 2007, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank. The Office of Thrift Supervision (“OTS”) has previously notified the Bank that it does not object to the payment of capital dividends, so long as the Bank remains well capitalized after each capital distribution, and also maintains a tier one core leverage ratio above 6.0% and a total risk-based capital ratio above 10.5% after each capital distribution. The Bank’s tier one core leverage ratio and total risk-based capital ratio at September 30, 2007 were 6.9% and 10.9%, respectively. Applicable Federal law or the OTS, may further limit the amount of capital distributions OceanFirst

Bank may make. OceanFirst Financial Corp.’s ability to continue to pay dividends and repurchase stock is partly dependent upon capital distributions from OceanFirst Bank and may be adversely affected by the Bank’s current capital constraints. The Company raised $10.0 million during the second quarter of 2007 from the issuance of trust preferred securities. The trust preferred securities carry a floating rate of 175 basis points over 3 month LIBOR and adjust quarterly. Accrued interest is due quarterly with principal due at the maturity date of September 1, 2037. At September 30, 2007, OceanFirst Financial Corp. held $6.4 million in cash and $6.3 million in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $4.0 million.

At September 30, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $134.0 million, or 6.9% of total adjusted assets, which is above the required level of $29.1 million or 1.5%; core capital of $134.0 million or 6.9% of total adjusted assets, which is above the required level of $58.1 million, or 3.0%; and risk-based capital of $144.3 million, or 10.9% of risk-weighted assets, which is above the required level of $105.5 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $11.0 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2007 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$481,742	$198,242	$218,000	$38,000	$27,500
Commitments to Originate Loans	$62,060	$62,060	—	—	—
Commitments to Fund Unused Lines of Credit	$188,559	$188,559	—	—	—

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

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Non-accrual loans:
Real estate – One-to-four family	$6,144	$2,703
Commercial Real Estate	1,739	286
Consumer	414	281
Commercial	865	1,255

Total non-performing loans	9,162	4,525
REO, net	433	288

Total non-performing assets	$9,595	$4,813

Allowance for loan losses as a percent of total loans receivable	.63%	.57%
Allowance for loan losses as percent of total non-performing loans	116.64	226.25
Non-performing loans as a percent of total loans receivable	.54	.25
Non-performing assets as a percent of total assets	.50	.23

The non-performing loan total includes $887,000 of repurchased one-to-four family and consumer loans and $3.3 million of one-to-four family and consumer loans previously held for sale, which were previously written down to their fair market value. The commercial real estate category includes an $883,000 relationship for the construction of townhouses which has experienced sales delays. The Company also classifies assets in accordance with certain regulatory guidelines. At September 30, 2007 the Company had $10.2 million designated as Special Mention, $11.9 million classified as Substandard and $105,000 classified as Doubtful as compared to $18.2 million, $8.2 million and $185,000, respectively, designated as Special Mention and classified as Substandard and Doubtful at December 31, 2006. The largest Substandard relationship at September 30, 2007 is comprised of two loans totaling $2.2 million for a start-up business for which operating revenue is not currently supporting the debt obligation. The loans are current as to payments. The largest Special Mention relationship at September 30, 2007 comprised several credit facilities to a large, real estate agency with an aggregate balance of $4.4 million which was current as to payments, but criticized due to declining revenue and net income of the borrower. The loans are secured by commercial real estate and corporate assets and the personal guarantee of the principals. Included in the Substandard and Doubtful categories are all of the non-performing loans noted above.

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

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2007 the Company’s one-year gap was negative 12.55% as compared to negative 0.80% at December 31, 2006.

At June 30, 2007	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$2,942	$—	$—	$—	$—	$2,942
Investment securities	54,953	295	—	—	7,333	62,581
FHLB stock	—	—	—	—	22,040	22,040
Mortgage-backed securities	6,687	13,302	26,471	8,619	3,217	58,296
Loans receivable (2)	253,724	330,642	539,429	272,709	291,195	1,687,699

Total interest-earning assets	318,306	344,239	565,900	281,328	323,785	1,833,558

Interest-bearing liabilities:
Money market deposit accounts	3,936	11,808	31,489	39,209	—	86,442
Savings accounts	10,670	26,172	69,791	87,239	—	193,872
Interest-bearing checking accounts	155,432	40,965	109,241	136,557	—	442,195
Time deposits	113,030	309,922	41,270	9,692	1,030	474,944
FHLB advances	37,500	91,000	205,000	38,000	—	371,500
Securities sold under agreements to repurchase	69,742	—	13,000	—	—	82,742
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	412,810	479,867	469,791	310,697	6,030	1,679,195

Interest sensitivity gap (3)	$(94,504)	$(135,628)	$96,109	$(29,369)	$317,755	$154,363

Cumulative interest sensitivity gap	$(94,504)	$(230,132)	$(134,023)	$(163,392)	$154,363	$154,363

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(5.15)%	(12.55)%	(7.31)%	(8.91)%	8.42%	8.42%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2007 and December 31, 2006. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2006.

	September 30, 2007					December 31, 2006
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$129,056	(26.3)%	7.1%	$49,849	(8.4)%	$172,422	(16.0)%	8.7%	$53,028	(4.9)%
100	154,567	(11.7)	8.2	52,443	(3.6)	192,040	(6.5)	9.5	54,748	(1.9)
Static	175,103	—	9.1	54,399	—	205,312	—	9.9	55,788	—
(100)	183,784	5.0	9.4	55,110	1.3	206,157	0.4	9.8	55,431	(0.6)
(200)	175,944	0.5	9.0	53,240	(2.1)	191,711	(6.6)	9.1	52,490	(5.9)

Item 4.	Controls and Procedures

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

During 2007, the Company implemented a remediation plan to address the material weakness in internal control over financial reporting which existed at December 31, 2006. To address the material weakness, during the first quarter of 2007, the Company enhanced its policies and procedures related to the quarterly evaluation of the adequacy of the reserve for repurchased loans. All repurchase requests received must be reported to a committee of senior officers of the Bank for evaluation and incorporation into the analysis of the reserve for repurchased loans. The Company proactively monitors the receipt of repurchase requests. Additionally, the Company’s mortgage banking subsidiary modified its mortgage loan product menu to eliminate the origination of subprime loans. Furthermore, the Company has taken disciplinary action against certain officers of the mortgage banking subsidiary responsible for not following established policies and procedures. Finally, the Bank determined to discontinue most of the operations of Columbia while merging the remaining functions into the Bank’s operations.

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

No material change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2007 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	0	—	0	489,062
August 1, 2007 through August 31, 2007	0	—	0	489,062
September 1, 2007 through September 30, 2007	0	—	0	489,062

On July 19, 2006, the Company announced its intention to repurchase up to an additional 615,883 shares, or 5%, of its outstanding common stock.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibits:

3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

3.2	Bylaws of OceanFirst Financial Corp.**

4.0	Stock Certificate of OceanFirst Financial Corp.*

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996, as amended, Registration No. 33-80123.
**	Incorporated herein by reference into this document from the Exhibit to Form 10-K, Annual Report, filed on March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: November 8, 2007	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer

DATE: November 8, 2007	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	21

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	22

32.0	Section 1350 Certifications	23