Form 10-K
period 2007-12-31
OCEANFIRST FINANCIAL CORP
filed 2008-03-17
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $200,100,366, based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 10, 2008 was 12,358,203.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2007, are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

OceanFirst Financial Corp. (the “Company”) was organized by the Board of Directors of OceanFirst Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank’s conversion from mutual to stock form, which was completed on July 2, 1996. At December 31, 2007, the Company had consolidated total assets of $1.9 billion and total stockholders’ equity of $124.3 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a federal savings and loan association in 1945. The Bank became a Federally-chartered mutual savings bank in 1989. The Bank’s principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans. To a lesser extent, the Bank invests in other types of loans including commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities, securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. On August 18, 2000 the Bank acquired Columbia Home Loans, LLC (“Columbia”), a mortgage banking company based in Westchester County, New York. As a mortgage banking subsidiary of the Bank, Columbia originated, sold and serviced a full product line of residential mortgage loans. Columbia sold virtually all loan production into the secondary market, except that the Bank often purchased adjustable-rate and fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. In September 2007, the Bank discontinued all of the loan origination activity of Columbia. The Bank retained Columbia’s loan servicing portfolio. The Bank periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, including reverse mortgage loans, and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities (“MBS”), proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

The Company’s website address is www.oceanfirst.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, New Jersey, and nineteen additional branch offices. Sixteen of the twenty branch offices are located in Ocean County with three located in Monmouth County and one located in Middlesex County, New Jersey. The Bank’s deposit gathering base is concentrated in the communities surrounding its offices. While the Bank’s lending activities are concentrated in the sub markets served by its branch office network, lending activities extend throughout New Jersey. Lending activities are also supported by a loan production office in Kenilworth, New Jersey.

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

The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces increasing competition for deposits from short-term money market funds, other corporate and government securities funds, Internet-only providers and from other financial service institutions such as brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 2007, the Bank had total loans outstanding of $1.690 billion, of which $1.085 billion or 64.2% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $326.7 million of commercial real estate, multi-family and land loans, or 19.3% of total loans; $10.8 million of real estate construction loans, or 0.7% of total loans; $213.3 million of consumer loans, primarily home equity loans and lines of credit, or 12.6% of total loans; and $54.3 million of commercial loans, or 3.2% of total loans. Included in total loans are $6.1 million in loans held for sale at December 31, 2007. At that same date, 54.7% of the Bank’s total loans had adjustable interest rates.

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

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
					(Dollars in thousands)
Real estate:
One-to-four family	$1,084,687	64.20%	$1,231,716	68.77%	$1,187,226	69.83%	$1,126,585	72.70%	$1,081,901	75.50%
Commercial real estate, multi-family and land	326,707	19.33	306,288	17.10	281,585	16.56	243,299	15.70	205,066	14.31
Construction	10,816.64		13,475.75		22,739	1.34	19,189	1.23	11,274.79
Consumer (1)	213,282	12.62	190,029	10.61	146,911	8.64	99,279	6.41	81,455	5.68
Commercial	54,279	3.21	49,693	2.77	61,637	3.63	61,290	3.96	53,231	3.72

Total loans	1,689,771	100.00%	1,791,201	100.00%	1,700,098	100.00%	1,549,642	100.00%	1,432,927	100.00%

Loans in process	(2,452)		(2,318)		(7,646)		(5,970)		(3,829)
Deferred origination costs, net	5,140		5,723		4,596		3,888		4,136
Unamortized discount, net	—		—		—		(4)		(5)
Allowance for loan losses	(10,468)		(10,238)		(10,460)		(10,688)		(10,802)

Total loans, net	1,681,991		1,784,368		1,686,588		1,536,868		1,422,427
Less:
Mortgage loans held for sale	6,072		82,943		32,044		63,961		33,207

Loans receivable, net	$1,675,919		$1,701,425		$1,654,544		$1,472,907		$1,389,220

Total loans:
Adjustable rate	$924,117	54.69%	$885,342	49.43%	$975,672	57.39%	$849,034	54.79%	$670,398	46.79%
Fixed rate	765,654	45.31	905,859	50.57	724,426	42.61	700,608	45.21	762,529	53.21

	$1,689,771	100.00%	$1,791,201	100.00%	$1,700,098	100.00%	$1,549,642	100.00%	$1,432,927	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and automobile loans.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2007. The table does not include principal repayments. Principal repayments, including prepayments on total loans was $561.6 million, $563.7 million, and $444.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

	At December 31, 2007
	One-to- Four Family	Commercial real estate, multi- family and land	Construction	Consumer	Commercial	Total Loans Receivable
			(In thousands)
One year or less	$8,796	$66,669	$10,816	$958	$28,262	$115,501

After one year:
More than one year to three years	1,365	70,078	—	2,203	9,670	83,316
More than three years to five years	7,449	50,993	—	6,560	6,063	71,065
More than five years to ten years	86,613	89,620	—	29,215	6,784	212,232
More than ten years to twenty years	179,187	39,870	—	174,346	3,500	396,903
More than twenty years	801,277	9,477	—	—	—	810,754

Total due after December 31, 2008	1,075,891	260,038	—	212,324	26,017	1,574,270

Total amount due	$1,084,687	$326,707	$10,816	$213,282	$54,279	1,689,771

Loans in process						(2,452)
Deferred origination costs, net						5,140
Allowance for loan losses						(10,468)

Total loans, net						1,681,991
Less: Mortgage loans held for sale						6,072

Loans receivable, net						$1,675,919

The following table sets forth at December 31, 2007, the dollar amount of total loans receivable contractually due after December 31, 2008, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2008
	Fixed	Adjustable	Total
		(In thousands)
Real estate loans:
One-to-four family	$403,014	$672,877	$1,075,891
Commercial real estate, multi-family and land	174,913	85,125	260,038
Consumer	139,411	72,913	212,324
Commercial	10,552	15,465	26,017

Total loans receivable	$727,890	$846,380	$1,574,270

Origination, Sale, Servicing and Purchase of Loans. The Bank’s residential mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank. The Bank originates both adjustable-rate and fixed-rate loans. The type of loan originated is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage (“ARM”) loans, which is affected by the current and expected future level of interest rates. Columbia, as a mortgage banker, sold virtually all loan production except that the Bank may have purchased adjustable-rate and fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. Based upon availability and best execution Columbia sold its loan production on both a servicing released and servicing retained basis.

In September 2007, the Bank discontinued all loan origination activity at Columbia. Columbia entered into loan sale agreements with investors in the normal course of business. The loan sale agreements may have required Columbia to repurchase certain loans previously sold in the event of an Early Payment Default, generally defined as the failure by the borrower to make a payment within a designated period early in the loan term. Columbia may also have been required to repurchase loans in the event of a breach of a representation or warranty or a misrepresentation during the loan origination process. A portion of Columbia’s loan production consisted of subprime and Alt-A mortgage loans which were made to individuals whose borrowing needs were generally not fulfilled by traditional loan products because they did not satisfy the credit documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. These mortgage loans were generally underwritten to investor specifications, subjected to investor due diligence and subsequently sold to investors. Despite these procedures, the risk of an Early Payment Default and subsequent repurchase of these loans is significantly greater than conventional mortgage loans. For the year ended December 31, 2007, Columbia originated $241.0 million in total loans, of which $38.6 million was in subprime loans, representing 16.0% of the total loans it originated. For the year ended December 31, 2006, Columbia originated $728.3 million in total loans, of which $299.8 million was in subprime loans, representing 41.2% of the total loans it originated. Included in these amounts are $8.7 million and $148.2 million for the years ended December 31, 2007 and 2006, respectively, of a new subprime loan product which Columbia began offering in 2006. This product provided the borrower with 100% financing relative to the value of the underlying property. In March of 2007, Columbia discontinued the origination of subprime loans. For the year ended December 31, 2007, the Bank utilized $15.5 million to repurchase loans from investors of which $12.2 million were subsequently resold. At December 31, 2007, the Bank was holding subprime loans with a gross principal balance of $6.6 million and a carrying value, net of reserves and lower of cost or market adjustment, of $4.1 million. Also, at December 31, 2007, the Bank was holding Alt-A loans, originally originated by Columbia, with a gross principal balance of $7.7 million and a carrying value, net of reserves and lower of cost or market adjustment, of $6.7 million.

At December 31, 2007 the Bank maintained a reserve for repurchased loans of $2.4 million related to potential losses on loans sold which may have to be repurchased due to an Early Payment Default or a violation of a representation or warranty. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. In order to estimate an appropriate reserve for repurchased loans, the Bank considers recent and historical experience, product type and volume of recent whole loan sales and the general economic environment. Management believes that the Bank has established and maintained the reserve for repurchased loans at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.

The Bank also periodically sells part of its mortgage production in order to manage interest rate risk and liquidity. See “Loan Servicing.” At December 31, 2007 there were $6.1 million in loans categorized as held for sale which are recorded at the lower of cost or fair market value.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held for sale, for the periods indicated.

	For the Year December 31,
	2007	2006	2005
		(In thousands)
Total loans:
Beginning balance	$1,791,201	$1,700,098	$1,549,642

Loans originated:
One-to-four family	487,289	900,595	1,008,342
Commercial real estate, multi-family and land	94,981	93,555	83,511
Construction	4,175	8,814	9,617
Consumer	166,158	225,663	172,146
Commercial	78,896	115,814	32,820

Total loans originated	831,499	1,344,441	1,306,436

Total	2,622,700	3,044,539	2,856,078
Loans repurchased from investors	15,495	—	—
Less:
Principal repayments	561,621	563,707	444,028
Sales of loans	385,962	689,561	711,952
Transfer to REO	841	70	—

Total loans	$1,689,771	$1,791,201	$1,700,098

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

At December 31, 2007, the Bank’s total loans outstanding were $1.690 billion, of which $1.085 billion, or 64.2%, were one-to-four family residential mortgage loans, primarily single-family and owner-occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loan was approximately $184,000 at December 31, 2007. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years. The Bank’s ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.50% to 3.25% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.50% to 3.25% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer interest-only ARM loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term and then convert to a fully amortizing loan until maturity. Borrowers for interest-only ARM loans originated for portfolio are qualified at the fully indexed rate when the loan reprices in less than five years and are qualified at the fully amortized payment when the loan reprices in more than five years. The interest-only feature will result in future increases in the borrower’s loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2007 was $202.6 million, or 18.7% of total one-to-four family mortgages.

The Bank’s fixed-rate mortgage loans currently are made for terms from 10 to 30 years. The normal terms for fixed-rate loan commitments provide for a maximum of 60 days rate lock upon receipt of a 0.5% to 1.0% fee charged on the mortgage amount which typically becomes non-refundable in the event the loan does not close prior to expiration of the rate lock. The Bank may periodically sell some of the fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on all loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans and certain longer term fixed-rate loans, generally consisting of loans to facilitate the sale of Real Estate Owned (“REO”) and loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer term fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained (up to 100% for certain Community Reinvestment Act related programs covered by private mortgage insurance). Generally, independent appraisals are obtained for loans secured by real property, however, as allowed by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), under certain defined circumstances, a real estate collateral analysis is obtained instead. The average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 62% at December 31, 2007. Title insurance is required for all first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

While the Bank obtains full verification of income on the majority of residential borrowers, it also originates stated income (no income verified) loans on a limited basis. The Bank currently offers stated income loans only to self-employed borrowers for purposes of financing primary residences and second home properties. In approving stated income loans, the Bank assesses the reasonableness of the stated income as compared with the borrower’s profession. Borrowers for stated income loans generally require good to excellent credit profiles, lower loan to value ratios and a higher level of verified liquidity. The Bank currently offers stated income loans up to a maximum 75% loan to value for loan amounts up to $500,000. To qualify under this product, the borrower must have a minimum FICO credit score of 680 and have liquid reserves equal to or greater than 20% of the loan amount. The Bank also offers stated income loans up to a maximum of 70% loan to value for loan amounts up to $650,000. To qualify under this product, the borrower must show a minimum FICO credit score of 700 and have liquid reserves equal to or greater than 20% of the loan amount. The amount of stated income loans at December 31, 2007 was $65.8 million, or 6.1% of total one-to-four family mortgages.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities, the majority of which are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty five years with fixed or adjustable rates which are indexed to a margin above the corresponding U.S. Treasury constant maturity yield. The loans typically contain prepayment penalties over the initial three to five years. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal for all commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2007 was $326.7 million, or 19.3% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2007 was a performing loan for which the Bank had an outstanding carrying balance of $8.5 million, secured by a first mortgage on commercial real estate used as a health care facility. The average size of the Bank’s commercial real estate loans at December 31, 2007 was approximately $542,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2007 the Bank had an outstanding balance in commercial construction loans of $19.7 million.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly selective basis. The Bank’s multi-family loans and land loans at December 31, 2007 and 2006, totaled $2.8 million and $3.5 million, respectively.

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

Residential Construction Lending. At December 31, 2007, residential construction loans totaled $10.8 million, or 0.6%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms generally not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally 0.5% to 2.0% above the prime rate (as published in the Wall Street Journal). The Bank’s construction loans increase the interest rate sensitivity of its earning assets. At December 31, 2007, the Bank had 26 residential construction loans, with the largest exposure relating to a $1.1 million performing loan. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts typically no greater than 75% of the appraised value of the land and the building. Once construction is complete, the loans are either paid in full or converted to permanent amortizing loans with maturities similar to the Bank’s other one-to-four family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans. The Bank also offers consumer loans. At December 31, 2007, the Bank’s consumer loans totaled $213.3 million, or 12.6% of the Bank’s total loan portfolio. Of that amount, home equity loans comprised $139.6 million, or 65.5%; home equity lines of credit comprised $73.0 million, or 34.1%; loans on savings accounts totaled $341,000, or 0.2%; and automobile and overdraft line of credit loans totaled $349,000 or 0.2%.

The Bank originates home equity loans typically secured by second liens on one-to-four family residences. These loans are originated as either adjustable-rate or fixed-rate loans with terms ranging from 5 to 20 years. Home equity loans are typically made on owner-occupied, one-to-four family residences and generally to Bank customers. Generally, these loans are subject to an 80% loan-to-value limitation, including any other outstanding mortgages or liens, although the Bank will also originate loans with loan-to-value limitations of up to 90%, subject to more restrictive underwriting requirements.

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

Commercial Lending. At December 31, 2007, commercial loans totaled $54.3 million, or 3.2% of the Bank’s total loans outstanding. The Commercial Lending group’s primary function is to service the business communities’ banking and financing needs in the Bank’s primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision. The Bank generally requires the personal guarantee of the principal borrowers for all commercial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2007 was a performing loan with an outstanding balance of $4.0 million which was secured by a first lien on all corporate assets. The average size of the Bank’s commercial loans at December 31, 2007 was approximately $138,000.

Loan Approval Procedures and Authority. The Board of Directors establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board of Directors has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. Loans with a total exposure in excess of $3.0 million require approval by the Management Credit Committee. Loans with a total exposure in excess of $7.0 million require approval by the Board of Directors. A minimum of two employees’ signatures are required to approve residential loans over conforming loan limits. The Bank’s loan approval policies previously delegated approval authority to specified employees at Columbia within assigned exposure limits for loans originated for the Bank’s portfolio. Columbia maintained a Credit Policy that established the delegated authority levels for loans originated for sale. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2007 amounted to $20.7 million. At December 31, 2007, the Bank’s maximum loan exposure to a single borrower was $13.2 million, although the amount outstanding at December 31, 2007 was only $4.2 million. This relationship consists of five separate credit facilities and several of the notes have separate and distinct guarantors. The largest outstanding balance to a single borrower was $9.3 million, net of participations sold. This relationship consists of eight separate credit facilities and several of the notes have separate and distinct guarantors.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank or Columbia. At December 31, 2007, the Bank was servicing $1.026 billion of loans for others. At December 31, 2007, 2006 and 2005 the balance of mortgage servicing rights totaled $8.9 million, $9.8 million and $9.7 million, respectively. For the years ended December 31, 2007, 2006 and 2005, loan servicing income, net of related amortization totaled $468,000, $515,000 and $280,000, respectively. The Bank evaluates mortgage servicing rights for impairment on a quarterly basis. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected repayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year. In addition, the Chief Risk Officer compiles a quarterly list of all classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. In the case of residential mortgage loans, the Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to remain in their home and satisfy the loan terms. The Bank plans to utilize the HOPE NOW alliance loan modification reporting standards for subprime adjustable rate mortgages. HOPE NOW is an alliance between counselors, mortgage market participants and mortgage servicers to create a unified, coordinated plan to reach and help as many homeowners as possible. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

The Bank’s Internal Asset Classification Committee, which is chaired by the Chief Risk Officer who reports directly to the Audit Committee of the Board of Directors, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings institutions. At December 31, 2007, the Bank had $12.4 million of assets, including all REO, classified as “Substandard”, $15,000 of assets classified as “Doubtful” and no assets classified as “Loss”. Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.” Special Mention assets totaled $8.2 million at December 31, 2007. Loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. The Substandard classification includes $4.5 million of commercial loans, the largest being a $2.2 million relationship for a start-up business for which operating revenue is not currently supporting the debt obligation. The loans are current as to payments, but was classified due to negative cash flow from the business. The loans are secured by real estate and business assets. The largest Special Mention relationship was a $4.4 million credit to a real estate agency which was current as to payments, but classified due to declining revenue and net income of the borrower. The loans are secured by commercial real estate, corporate assets and the personal guarantees of the principals.

Non-Accrual Loans and REO

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans and three REO properties at December 31, 2007. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $210,000, $189,000, $115,000, $128,000 and $96,000.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$6,620	$2,703	$1,084	$1,337	$1,712
Commercial real estate, multi-family and land	1,040	286	—	744	242
Consumer	586	281	299	784	90
Commercial	495	1,255	212	623	118

Total	8,741	4,525	1,595	3,488	2,162
REO, net(1)	438	288	278	288	252

Total non-performing assets	$9,179	$4,813	$1,873	$3,776	$2,414

Allowance for loan losses as a percent of total loans receivable (2)	.62%	.57%	.62%	.69%	.75%
Allowance for loan losses as a percent of total non-performing loans (3)	119.76	226.25	655.80	306.42	499.63
Non-performing loans as a percent of total loans receivable (2)(3)	.52	.25	.09	.23	.15
Non-performing assets as a percent of total assets (3)	.48	.23	.09	.20	.14

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans receivable and mortgage loans held for sale.
(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

The non-performing loan total includes $1.2 million of repurchased one-to-four family and consumer loans and $2.8 million of one-to-four family and consumer loans previously held-for-sale, which were written down to their fair market value.

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

The Bank’s allowance for loan losses consists of a specific allowance and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all impaired assets classified as Substandard, Doubtful or Loss where the value of the underlying collateral can reasonably be evaluated, generally loans which are secured by real estate. The Bank obtains an updated appraisal whenever a loan secured by real estate becomes 90 days delinquent. The specific allowance represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various risk tranches based on type of loan (mortgage, consumer and commercial); and certain underwriting characteristics. An estimated loss factor is then applied to each risk tranche. The loss factors are determined based upon historical loan loss experience, current economic conditions, underwriting standards, internal loan review results and other factors.

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

As of December 31, 2007 and 2006, the Bank’s allowance for loan losses was .62% and .57%, respectively, of total loans. The Bank had non-accrual loans of $8.7 million and $4.5 million at December 31, 2007 and 2006, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$10,238	$10,460	$10,688	$10,802	$10,074

Charge-offs:
Real Estate:
One-to-four family	107	113	11	175	78
Commercial real estate, multi-family and land	—	—	—	—	—
Consumer	—	6	—	—	—
Commercial	370	450	673	312	180

Total	477	569	684	487	258
Recoveries	7	197	106	73	298

Net charge-offs (recoveries)	470	372	578	414	(40)

Provision for loan losses	700	150	350	300	688

Balance at end of year	$10,468	$10,238	$10,460	$10,688	$10,802

Ratio of net charge-offs during the year to average net loans outstanding during the year	.03%	.02%	.04%	.03%	.00%

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2007			2006			2005			2004			2003
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One- to- Four family	$2,238	21.38%	64.20%	$2,828	27.62%	68.77%	$2,181	20.85%	69.83%	$1,940	18.15%	72.70%	$1,978	18.31%	75.50%
Commercial real estate, multi- family and land	3,547	33.88	19.33	3,034	29.64	17.10	3,080	29.44	16.56	3,895	36.44	15.70	4,347	40.24	14.31
Construction	63.60		.64	84.82		.75	113	1.08	1.34	144	1.35	1.23	81.75		.79
Consumer	1,587	15.16	12.62	1,490	14.55	10.61	1,146	10.96	8.64	1,037	9.70	6.41	781	7.23	5.68
Commercial	1,329	12.70	3.21	1,324	12.93	2.77	1,909	18.25	3.63	1,970	18.43	3.96	1,415	13.10	3.72
Unallocated	1,704	16.28	—	1,478	14.44	—	2,031	19.42	—	1,702	15.93	—	2,200	20.37	—

Total	$10,468	100.00%	100.00%	$10,238	100.00%	100.00%	$10,460	100.00%	100.00%	$10,688	100.00%	100.00%	$10,802	100.00%	100.00%

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

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank’s policies provide that all investment purchases must be approved by two officers (either the Vice President/Treasurer, the Executive Vice President/Chief Financial Officer or the President/Chief Executive Officer) and must be ratified by the Board of Directors.

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2007, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and with varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans.

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

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate mortgage-backed securities, the majority of which are directly insured or guaranteed by FHLMC, FNMA and GNMA. At December 31, 2007, mortgage-backed securities totaled $54.1 million, or 2.8% of total assets.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2007	2006	2005
		(In thousands)
Beginning balance	$68,369	$85,025	$124,478
Mortgage-backed securities purchased	—	6,439	7,704
Less: Principal repayments	(14,653)	(17,117)	(37,473)
Amortization of premium	(197)	(353)	(871)
Sales	—	(6,389)	(7,745)
Change in net unrealized loss on mortgage-backed securities available for sale	618	764	(1,068)

Ending balance	$54,137	$68,369	$85,025

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Mortgage-backed securities:
FHLMC	$11,845	$11,862	$14,726	$14,649	$10,964	$10,809
FNMA	40,559	40,482	52,264	51,684	72,861	71,531
GNMA	1,696	1,793	1,960	2,036	2,545	2,685

Total mortgage-backed securities	$54,100	$54,137	$68,950	$68,369	$86,370	$85,025

Investment Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
			(In thousands)
Investment securities:
U.S. agency obligations	$297	$298	$290	$289	$201	$200
State and municipal obligations	1,747	1,756	1,747	1,768	4,131	4,157
Corporate debt securities	54,973	49,674	75,655	74,060	75,528	73,630
Equity investments	5,586	5,897	4,905	6,267	4,724	5,874

Total investment securities	$62,603	$57,625	$82,597	$82,384	$84,584	$83,861

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2007. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2007
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Investment securities:
U.S. agency obligations	$297	$—	—	$—	$297	$298
State and municipal obligations (1)	—	—	—	1,747	1,747	1,756
Corporate debt securities (2)	—	—	—	54,973	54,973	49,674

Total investment securities	$297	$—	—	$56,720	$57,017	$51,728

Weighted average yield	4.90%	—	—	5.73%	5.72%

Mortgage-backed securities:
FHLMC	$—	$10	$—	$11,835	$11,845	$11,862
FNMA	—	—	6	40,553	40,559	40,482
GNMA	—	18	14	1,664	1,696	1,793

Total mortgage-backed securities	$—	$28	$20	$54,052	$54,100	$54,137

Weighted average yield	—	12.61%	11.86%	4.81%	4.82%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities with maturities over one year carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Sources of Funds

General. Deposits, loan and mortgage-backed securities repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 2007, time deposits constituted 37.0% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not currently use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net (withdrawals) deposits	$(124,410)	$(16,844)	$63,919
Interest credited on deposit accounts	35,872	32,604	22,114

Total (decrease) increase in deposit accounts	$(88,538)	$15,760	$86,033

At December 31, 2007, the Bank had $98.5 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$45,427	4.59%
Over three through six months	31,959	4.50
Over six through 12 months	14,363	4.26
Over 12 months	6,765	4.22

Total	$98,514	4.49

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Money market deposit accounts	$94,374	7.10%	1.67%	$117,935	8.59%	1.69%	$135,907	10.10%	1.18%
Savings accounts	195,948	14.73	.99	219,879	16.02	.79	260,655	19.38	.71
Interest-bearing checking accounts	435,433	32.74	2.60	379,997	27.69	2.16	350,839	26.09	1.33
Non-interest-bearing accounts	112,649	8.47	—	120,482	8.78	—	115,681	8.60	—
Total time deposits	491,465	36.96	4.42	534,056	38.92	4.02	481,585	35.83	3.05

Total average deposits	$1,329,869	100.00%	2.75%	$1,372,349	100.00%	2.43%	$1,344,667	100.00%	1.70%

Borrowings. From time-to-time the Bank has obtained term advances from the Federal Home Loan Bank of New York (“FHLB-NY”) as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $100 million which expires July 31, 2008. The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $100 million which also expires on July 31, 2008. The Bank expects both lines to be renewed upon expiration. When utilized, both lines carry a floating interest rate of 10-15 basis points over the current Federal funds rate and are secured by the Bank’s mortgage loans, and FHLB-NY stock. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2007, the Bank had $58.0 million borrowed under the FHLB-NY lines of credit and $335.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency, corporates and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third party custodian. At December 31, 2007, the Bank had borrowed $81.8 million through securities sold under agreements to repurchase.

Subsidiary Activities

At December 31, 2007 the Bank owned three subsidiaries – Columbia Home Loans, LLC, OceanFirst Services, LLC and OceanFirst REIT Holdings, LLC.

Columbia Home Loans, LLC was acquired by the Bank on August 18, 2000 and operated as a mortgage banking subsidiary based in Westchester County, New York. Columbia originated, sold and serviced a full product line of residential mortgage loans primarily in New York and New Jersey. Loans were originated through retail branches and a network of independent mortgage brokers and, to a lesser extent direct Internet sales. Columbia sold virtually all loan production in the secondary market or, to a lesser extent, the Bank. In September 2007, the Bank discontinued all of the loan origination activity of Columbia. The Bank retained Columbia’s loan servicing portfolio.

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

OceanFirst REIT Holdings, LLC. was established in 2007 and acts as the holding company for OceanFirst Realty Corp. OceanFirst Realty Corp. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of OceanFirst Realty Corp., the Bank transferred $668 million of mortgage loans to this subsidiary.

Personnel

As of December 31, 2007, the Bank had 351 full-time employees and 62 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by Federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations involved.

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

The following table presents the Bank’s capital position at December 31, 2007. The Bank met each of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$138,275	$28,930	$109,345	7.17%	1.50%
Core (Leverage)	138,275	57,860	80,415	7.17	3.00
Risk-based	148,440	105,921	42,519	11.21	8.00

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

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation. The Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments and the Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

The FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

In February 2006, the “Federal Deposit Insurance Reform Act of 2005,” or the 2005 Deposit Act, was signed into law. The 2005 Deposit Act contains provisions designed to reform and modernize the Federal deposit insurance system. Effective in 2006, the 2005 Deposit Act merged the previously separate insurance funds into the new DIF; indexed the current $100,000 deposit insurance limit to inflation beginning in April 2010 and every succeeding five years; and increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation as well.

Prior to January 1, 2007, an institution’s assessment rate depended on the capital category and supervisory category to which it was assigned. Under this risk-based assessment system, there were nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates were applied. If the FDIC determined that assessment rates should be increased, institutions in all risk categories would be affected.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC consolidated the previous nine assessment rate categories into four new categories. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points above or below the base rates and that rates cannot be negative. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of certain insured institutions, including the Bank. The bonds issued by FICO are due to mature in 2017 through 2019. The FICO payments are in addition to the deposit insurance assessment.

The total expense incurred in 2007 for the deposit insurance assessment and the FICO payments was $297,000. The FDIC has approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank is entitled to a One-Time Assessment Credit of $1.3 million of which $626,000 was used to offset part of the 2007 calendar year deposit insurance assessment, excluding the FICO payments. The remaining credit of $687,000 will be used to offset part of the 2008 calendar year deposit insurance assessment.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2007, the Bank’s limit on loans to one borrower was $20.7 million. At December 31, 2007, the Bank’s maximum loan exposure to a single borrower was $13.2 million, although the amount outstanding at December 31, 2007 was only $4.2 million. The largest outstanding balance to a single borrower was $9.3 million, net of participations sold.

Qualified Thrift Lender Test. The Home Owners Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period. Additionally, education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2007, the Bank met the qualified thrift lender test.

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly thrift financial report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the fiscal year ended December 31, 2007 totaled $486,000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2007 of $22.9 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2007 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

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

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for Federal income tax purposes, assuming a 35% Federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

State and Local Taxation

New Jersey Taxation. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, the Bank is subject to a tax rate of 9% of taxable income. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on State and municipal obligations).

The Bank was also subject to an Alternative Minimum Assessment (AMA) tax based on the larger of gross receipts or gross profits, as defined, from 2002 through 2006. This tax expired in 2007.

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

On February 6, 2006, the State of New Jersey published a regulation to disallow the dividends received deduction for the direct receipt of a dividend from a Real Estate Investment Trust (“REIT”) to its corporate parent. The regulation applies to dividends paid on and after February 6, 2006. The regulation may cause the Company’s effective state tax rate to increase by approximately 3.6% (2.34% after Federal benefit), however, the Company may be able to employ alternative tax planning strategies to mitigate this increase.

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

Item 1A. Risk Factors

Changes in Interest Rates Could Adversely Affect Results of Operations and Financial Condition. The Bank’s ability to make a profit largely depends on net interest income, which could be negatively affected by changes in interest rates. The interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities are generally fixed for a contractual period of time. Interest-bearing liabilities generally have shorter contractual maturities than interest-earning assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on interest-earning assets may not increase as rapidly as the interest paid on interest-bearing liabilities.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Bank may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates earned on the prepaid loans or securities. Conversely, an increase in interest rates generally reduces prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current market value of the interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of the available-for-sale portfolio decreases, stockholders’ equity will be adversely affected.

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2007, $381.0 million, or 22.5%, of the Bank’s total loans consisted of commercial, multi-family and land real estate loans, and commercial business loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

A downturn in the local economy or a decline in real estate values could hurt profits. Most of the Bank’s loans are secured by real estate or are made to businesses in Ocean and Monmouth Counties, New Jersey and the surrounding area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profits. In prior years there has been a significant increase in real estate values in the Bank’s market area. A decline in real estate values could cause some mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

The Bank may be required to repurchase mortgage loans for an Early Payment Default or a breach of representations and warranties, which could harm the Company’s earnings. The Bank’s subsidiary, Columbia, entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the repurchase of certain loans previously sold in the event of an Early Payment Default or a violation of various representations and warranties customary to the mortgage banking industry. The repurchased mortgage loans could typically only be resold at a significant discount to the unpaid principal balance. The Bank maintains a reserve for repurchased loans, however, if repurchase activity is significant, the reserve may prove to be inadequate to cover actual losses which could harm future earnings.

In September 2007, all loan origination activity at Columbia was discontinued. A portion of Columbia’s loan production consisted of “subprime” loans, which are loans made to individuals whose borrowing needs are generally not fulfilled by traditional loan products because they do not satisfy the credit documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In March 2007, Columbia discontinued the origination of sub-prime loans. In the event the Bank is required to repurchase a significant amount of subprime loans, the Bank may be required to hold such loans in portfolio for an extended period of time or to maturity, if such loans cannot be later resold. Subprime loans generally have a higher incidence of delinquency, foreclosure and bankruptcy, which may be substantially higher than that experienced by mortgage loans underwritten in a more traditional manner. Such risk associated with subprime loans may be increased during periods of economic slow-downs, increasing interest rates, and events that affect specifically the geographic areas in which the loans are made. Moreover, as many of the subprime loans made by Columbia have loan-to-value ratios of 100%, there would be little, if any, equity to fully recover the net carrying value of the loan in the event of default and foreclosure. In such event, the Company may be required to substantially increase its allowance for loan losses which would reduce earnings for that period. The Bank has entered into settlements with some investors which may limit the Bank’s obligation to repurchase mortgage loans for an Early Payment Default or a breach of a representation or warranty. For the year ended December 31, 2007 Columbia originated subprime loans of $38.6 million, or 16.0% of the total loans Columbia originated. For the year ended December 31, 2006, Columbia originated subprime loans of $299.8 million, or 41.2% of the total loans Columbia originated.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Bank conducts its business through its administrative office, which includes a branch office, and 19 other full service offices located in Ocean, Monmouth and Middlesex Counties, and through a loan production office.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Market Index and the SNL Thrift Index for the period December 31, 2002 through December 31, 2007. The graph may not be indicative of possible future performance of the Company’s common stock.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
OceanFirst Financial Corp.	100.00	124.94	117.40	112.22	117.07	84.56
All Nasdaq US Stocks	100.00	149.52	162.72	166.18	182.57	197.98
SNL Thrift Index	100.00	141.57	157.73	163.30	190.35	114.19

Notes:

A.	The lines represent annual index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the annual interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 12/31/02.

For the years ended December 31, 2007 and 2006, the Company paid a quarterly cash dividend of $.20 per share.

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Shareholder Information” on the Inside Back Cover in the Registrant’s 2007 Annual Report to Stockholders and is incorporated herein by reference.

Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	-0-	—	-0-	489,062
November 1, 2007 through November 30, 2007	-0-	—	-0-	489,062
December 1, 2007 through December 31, 2007	-0-	—	-0-	489,062

On July 19, 2006, the Company announced its intention to repurchase up to 615,883 shares or 5% of its outstanding common stock.

Item 6. Selected Financial Data

The above-captioned information appears under “Selected Consolidated Financial and Other Data of the Company” in the Registrant’s 2007 Annual Report to Stockholders on pages 5 and 6 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2007 Annual Report to Stockholders on pages 7 through 19 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The above captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk” in the Registrant’s 2007 Annual Report to Stockholders on pages 17 through 19 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant’s 2007 Annual Report to Stockholders on pages 20 through 37 and are incorporated herein by reference.

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

At December 31, 2006, the Company’s policies and procedures were not effective to provide for the proper evaluation and assessment of the adequacy of its reserve for repurchased loans at its mortgage banking subsidiary. Specifically, the Company lacked an effective process to ensure that the exercise of loan repurchase requests by purchasers of its loans were timely identified and incorporated properly in the analysis of its reserve for repurchased loans. This deficiency resulted in material misstatement in the Company’s reserve for repurchased loans and amounts recorded as a gain on sales of loans at December 31, 2006 and resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. These misstatements were corrected in the consolidated financial statements included in the December 31, 2006 Form 10-K.

During 2007, the Company implemented a remediation plan to address the material weakness in internal control over financial reporting which existed at December 31, 2006. To address the material weakness, during the first quarter of 2007, the Company enhanced its policies and procedures related to the quarterly evaluation of the adequacy of the reserve for repurchased loans. All repurchase requests received must be reported to a committee of senior officers at the Bank for evaluation and incorporation into the analysis of the reserve for repurchased loans. The Company proactively monitors the receipt of repurchase requests. Additionally, the Company’s mortgage banking subsidiary modified its mortgage loan product menu to eliminate the origination of subprime loans. Furthermore, the Company has taken disciplinary action against certain officers of the mortgage banking subsidiary responsible for not following established policies and procedures. Finally, in September 2007 the Bank discontinued all of the loan origination activity of Columbia.

Except as described above, there were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management Report on Internal Control Over Financial Reporting. The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm appear in the Registrant’s 2007 Annual Report to Stockholders on pages 38 and 39 and are incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2008 at pages 3, 4, 8 through 9, and 30.

Item 11. Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2008 at pages 12 through 30.

OceanFirst Financial Corp. (the “Company”) and OceanFirst Bank (the “Bank”) approved new Employment Agreements between each of the Company and the Bank and Vito R. Nardelli. The employment agreements with Mr. Nardelli replace former change in control agreements with each of the Company and the Bank. In addition, each of the Company and the Bank approved amended and restated Employment Agreements with executive officers Michael J. Fitzpatrick and John R. Garbarino. Additionally, the Company and the Bank approved amended and restated Change in Control Agreements between each of the Company and the Bank and executive officers John K. Kelly and Joseph R. Iantosca. The terms of the amended and restated Employment Agreements and Change in Control Agreements are substantially similar to the current agreements with the executives, except that amendments were made to incorporate certain revisions required for the agreements to comply with the final regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended. Each of the Company and Bank agreements is substantially the same as to form and are included as exhibits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2008 at pages 5 through 7.

Information regarding the Company’s equity compensation plans existing as of December 31, 2007 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,385,203	$21.10	1,194,699
Equity compensation plans not approved by security holders	—	—	—
Total	1,385,203	$21.10	1,194,699

Item 13. Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2008 at pages 30 to 31.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 9, 2008 at page 10.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2007 Annual Report to Stockholders.

PAGE
Report of Independent Registered Public Accounting Firm	37

Consolidated Statements of Financial Condition at December 31, 2007 and 2006	20

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	21

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005	22

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	23

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005	24-36

The remaining information appearing in the 2007 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC) and Columbia Home Loans, LLC and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)
3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.2	Bylaws of OceanFirst Financial Corp. (6)
3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)
4.0	Stock Certificate of OceanFirst Financial Corp.(1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.1(b)	Amended Employee Stock Ownership Plan (filed herewith)

10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (filed herewith)
10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Robert M. Pardes (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Robert M. Pardes (1)
10.13	2000 Stock Option Plan (5)
10.14	Form of Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes (6)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)
10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)
10.20	2006 Stock Incentive Plan (12)
10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (filed herewith)
10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (filed herewith)
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly and Joseph R. Iantosca (filed herewith)
10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly and Joseph R. Iantosca (filed herewith)
13.0	Portions of 2007 Annual Report to Stockholders (filed herewith)
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)
21.0	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certifications (filed herewith)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Form 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005
(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006
(12)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 14, 2006.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.

By:	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer and Director

Date:	March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino	March 7, 2008
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	March 7, 2008
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

/s/ Joseph J. Burke	March 7, 2008
Joseph J. Burke
Director

/s/ Angelo Catania	March 7, 2008
Angelo Catania
Director

/s/ Carl Feltz, Jr.	March 7, 2008
Carl Feltz, Jr.
Director

/s/ John W. Chadwick	March 7, 2008
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 7, 2008
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 7, 2008
Diane F. Rhine
Director

/s/ John E. Walsh	March 7, 2008
John E. Walsh
Director