Form 10-Q
period 2008-03-31
OCEANFIRST FINANCIAL CORP
filed 2008-05-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 7, 2008, there were 12,362,098 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$32,728	$27,547
Investment securities available for sale	53,191	57,625
Federal Home Loan Bank of New York stock, at cost	21,627	22,941
Mortgage-backed securities available for sale	50,263	54,137
Loans receivable, net	1,656,613	1,675,919
Mortgage loans held for sale	4,707	6,072
Interest and dividends receivable	6,625	6,915
Real estate owned, net	933	438
Premises and equipment, net	18,574	17,882
Servicing asset	8,498	8,940
Bank Owned Life Insurance	38,764	38,430
Other assets	12,948	10,653

Total assets	$1,905,471	$1,927,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,280,809	$1,283,790
Securities sold under agreements to repurchase with retail customers	73,365	69,807
Securities sold under agreements to repurchase with the Federal Home Loan Bank	—	12,000
Federal Home Loan Bank advances	375,200	393,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	8,818	7,588
Other liabilities	16,526	9,508

Total liabilities	1,782,218	1,803,193

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,362,098 and 12,346,465 shares outstanding at March 31, 2008 and December 31, 2007, respectively	272	272
Additional paid-in capital	203,557	203,532
Retained earnings	156,537	154,929
Accumulated other comprehensive loss	(6,258)	(3,211)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(5,287)	(5,360)
Treasury stock, 14,815,274 and 14,830,907 shares at March 31, 2008 and December 31, 2007, respectively	(225,568)	(225,856)
Common stock acquired by Deferred Compensation Plan	510	1,307
Deferred Compensation Plan Liability	(510)	(1,307)

Total stockholders’ equity	123,253	124,306

Total liabilities and stockholders’ equity	$1,905,471	$1,927,499

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the three months ended March 31,
	2008	2007
	(Unaudited)
Interest income:
Loans	$25,003	$27,344
Mortgage-backed securities	611	724
Investment securities and other	1,908	2,304

Total interest income	27,522	30,372

Interest expense:
Deposits	7,864	9,329
Borrowed funds	5,423	6,635

Total interest expense	13,287	15,964

Net interest income	14,235	14,408
Provision for loan losses	375	340

Net interest income after provision for loan losses	13,860	14,068

Other income (loss):
Loan servicing income	90	122
Fees and service charges	2,767	2,798
Net gain (loss) and lower of cost or market adjustment on sales of loans and securities available for sale	597	(9,583)
Net loss from other real estate operations	(21)	(19)
Income from Bank Owned Life Insurance	334	305
Other	3	5

Total other income (loss)	3,770	(6,372)

Operating expenses:
Compensation and employee benefits	5,935	7,859
Occupancy	1,201	1,206
Equipment	511	553
Marketing	393	316
Federal deposit insurance	309	136
Data processing	849	907
General and administrative	2,436	3,099
Goodwill impairment	—	1,014

Total operating expenses	11,634	15,090

Income (loss) before provision (benefit) for income taxes	5,996	(7,394)
Provision (benefit) for income taxes	1,990	(1,972)

Net income (loss)	$4,006	$(5,422)

Basic earnings (loss) per share	$0.34	$(0.47)

Diluted earnings (loss) per share	$0.34	$(0.47)

Average basic shares outstanding	11,653	11,486

Average diluted shares outstanding	11,706	11,486

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2006	$272	$201,936	$164,121	$(470)	$(6,369)	$(227,170)	$1,457	$(1,457)	$132,320

Comprehensive loss:
Net loss	—	—	(5,422)	—	—	—	—	—	(5,422)
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $23)	—	—	—	(33)	—	—	—	—	(33)

Total comprehensive loss									(5,455)

Stock awards	—	96	—	—	—	—	—	—	96
Treasury stock allocated to restricted stock plan	—	(295)	(3)	—	—	298	—	—	—
Tax benefit of stock plans	—	320	—	—	—	—		—	320
Purchase 49,701 shares of common stock	—	—	—	—	—	(1,112)	—	—	(1,112)
Allocation of ESOP stock	—	—	—	—	252	—	—	—	252
ESOP adjustment	—	381	—	—	—	—	—	—	381
Cash dividend - $.20 per share	—	—	(2,259)	—	—	—	—	—	(2,259)
Exercise of stock options	—	—	(863)	—	—	1,613	—	—	750
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	(43)	43	—

Balance at March 31, 2007	$272	$202,438	$155,574	$(503)	$(6,117)	$(226,371)	$1,414	$(1,414)	$125,293

Balance at December 31, 2007	$272	$203,532	$154,929	$(3,211)	$(5,360)	$(225,856)	$1,307	$(1,307)	$124,306

Comprehensive income:
Net income	—	—	4,006	—	—	—	—	—	4,006
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $1,641)	—	—	—	(3,047)	—	—	—	—	(3,047)

Total comprehensive income									959

Stock awards	—	131	—	—	—	—	—	—	131
Treasury stock allocated to restricted stock plan	—	(172)	(24)	—	—	196	—	—	—
Allocation of ESOP stock	—	—	—	—	73	—	—	—	73
ESOP adjustment	—	66	—	—	—	—	—	—	66
Cash dividend - $.20 per share	—	—	(2,339)	—	—	—	—	—	(2,339)
Exercise of stock options	—	—	(35)	—	—	92	—	—	57
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	(797)	797	—

Balance at March 31, 2008	$272	$203,557	$156,537	$(6,258)	$(5,287)	$(225,568)	$510	$(510)	$123,253

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,006	$(5,422)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	414	533
Amortization of ESOP	73	252
ESOP adjustment	66	381
Stock award	131	96
Amortization of servicing asset	551	562
Amortization and impairment of intangible assets	—	1,040
Net premium amortization in excess of discount accretion on securities	10	42
Net amortization of deferred costs and discounts on loans	156	215
Provision for loan losses	375	340
Lower of cost or market write-down on loans held for sale	—	7,078
(Recovery) provision for repurchased loans	(161)	3,960
Net gain on sales of loans and securities	(436)	(1,455)
Loans repurchased	(222)	—
Proceeds from sales of mortgage loans held for sale	28,435	162,701
Mortgage loans originated for sale	(26,643)	(139,924)
Increase in value of Bank Owned Life Insurance	(334)	(305)
Decrease (increase) in interest and dividends receivable	290	(246)
Increase in other assets	(655)	(598)
Increase (decrease) in other liabilities	7,702	(12,242)

Total adjustments	9,752	22,430

Net cash provided by operating activities	13,758	17,008

Cash flows from investing activities:
Net decrease (increase) in loans receivable	18,165	(1,856)
Loans repurchased	(408)	(13,934)
Proceeds from maturities or calls of investment securities available for sale	—	10,780
Proceeds from sale of investment securities available for sale	122	—
Purchases of investment securities	(633)	(681)
Principal payments on mortgage-backed securities available for sale	4,244	3,616
Decrease in Federal Home Loan Bank of New York stock	1,314	27
Disbursements for acquisition of real estate owned	—	(41)
Purchases of premises and equipment	(1,106)	(236)

Net cash provided by (used in) investing activities	21,698	(2,325)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2008	2007
	(Unaudited)
Cash flows from financing activities:
Decrease in deposits	$(2,981)	$(19,397)
(Decrease) increase in short-term borrowings	(28,242)	15,502
Repayments of securities sold under agreements to repurchase with the Federal Home Loan Bank	(12,000)	(15,000)
Proceeds from Federal Home Loan Bank advances	37,000	30,000
Repayments of Federal Home Loan Bank advances	(23,000)	(22,000)
Increase in advances by borrowers for taxes and insurance	1,230	1,264
Exercise of stock options	57	750
Dividends paid	(2,339)	(2,259)
Purchase of treasury stock	—	(1,112)
Tax benefit of stock plans	—	320

Net cash used in financing activities	(30,275)	(11,932)

Net increase in cash and due from banks	5,181	2,751
Cash and due from banks at beginning of period	27,547	32,204

Cash and due from banks at end of period	$32,728	$34,955

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$13,412	$16,253
Income taxes	20	79
Non cash activities:
Transfer of loans receivable to real estate owned	495	380

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC, OceanFirst REIT Holdings, LLC, and OceanFirst Services, LLC. The operations of Columbia Home Loans, LLC were shuttered in late 2007.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2007.

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Weighted average shares issued net of Treasury shares	12,351	12,304
Less: Unallocated ESOP shares	(631)	(740)
Unallocated incentive award shares and shares held by deferred compensation plan	(67)	(78)

Average basic shares outstanding	11,653	11,486
Add: Effect of dilutive securities:
Stock options	42	—
Incentive awards and shares held by deferred compensation plan	11	—

Average diluted shares outstanding	11,706	11,486

For the three months ended March 31, 2008 and 2007, 1,402,000 and 1,005,000, respectively, antidilutive stock options were excluded from earnings per share calculations. In addition, for the three months ended March 31, 2007, 133,000 antidilutive potential shares of common stock have been excluded from the calculation of average diluted shares outstanding, as the Company incurred a net loss for the period.

Comprehensive Income (Loss)

For the three month periods ended March 31, 2008 and 2007, total comprehensive income (loss), representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $959,000 and $(5,455,000), respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Real estate:
One- to-four family	$1,071,720	$1,084,687
Commercial real estate, multi-family and land	322,451	326,707
Construction	10,067	10,816
Consumer	210,743	213,282
Commercial	53,947	54,279

Total loans	1,668,928	1,689,771
Loans in process	(2,080)	(2,452)
Deferred origination costs, net	5,211	5,140
Allowance for loan losses	(10,739)	(10,468)

Total loans, net	1,661,320	1,681,991
Less: Mortgage loans held for sale	4,707	6,072

Loans receivable, net	$1,656,613	$1,675,919

An analysis of the allowance for loan losses for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Balance at beginning of period	$10,468	$10,238
Provision charged to operations	375	340
Charge-offs	(317)	(1)
Recoveries	213	—

Balance at end of period	$10,739	$10,577

Note 3. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three months ended March 31, 2008 and 2007 follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended March 31,
	2008	2007
Balance at beginning of period	$2,398	$9,600
(Recovery) provision charged to operations	(161)	3,960
Loss on loans repurchased	(524)	(3,777)

Balance at end of period	$1,713	$9,783

The reserve for repurchased loans is established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans, however, the actual types of loans which resulted in loss estimates included subprime loans with 100% financing, all other subprime loans and a small amount of ALT-A loans. At March 31, 2008 the Company had no unresolved loan repurchase requests.

Note 4. Deposits

The major types of deposits at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Type of Account

Non-interest-bearing	$110,085	$103,656
Interest-bearing checking	458,497	454,666
Money market deposit	85,479	84,287
Savings	195,876	187,095
Time deposits	430,872	454,086

	$1,280,809	$1,283,790

Note 5. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted the statement effective January 1, 2008. The adoption of Statement No. 159 did not have a material impact on the Company’s financial statements as the Company did not choose to measure any additional financial instruments or certain other items at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The Company adopted the statement effective January 1, 2008. The adoption of Statement No. 157 did not have a material impact on the Company’s operations.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF 06-11 which provides guidance on how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). The Company adopted EITF 06-11 effective January 1, 2008. The adoption of EITF 06-11 did not have a material impact on the Company’s financial statements.

Note 6. Fair Value Measurements

Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair market measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or the most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Statement No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, Statement No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. Most of the Company’s investment and mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$750	$102,704	$—	$103,454

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis were not significant as of March 31, 2008.

Statement 157 will be applicable to certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis, such as real estate owned, beginning January 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

Throughout the first quarter of 2008 short-term interest rates continued to decline and the interest rate yield curve steepened. The changing interest rate environment has generally had a positive impact on the Bank’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices.

The Company incurred a net loss for the three months ended March 31, 2007 due to losses at Columbia Home Loans, LLC (“Columbia”), the Company’s mortgage banking subsidiary, relating to the origination of subprime loans. In March 2007, Columbia discontinued the origination of all subprime loans and in September 2007, the Bank discontinued all of the loan origination activity at Columbia. At March 31, 2008, the Bank was still holding subprime loans with a gross principal balance of $6.1 million and a carrying value, net of reserves and lower of cost or market adjustment, of $3.7 million and ALT-A loans with a gross principal balance of $7.3 million and a carrying value, net of reserves and lower of cost or market adjustment, of $6.3 million.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2008 and 2007. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$7,967	$61	3.06%	$8,286	$108	5.21%
Investment securities (1)	62,617	1,366	8.73	75,571	1,748	9.25
FHLB stock	21,974	481	8.76	25,790	448	6.95
Mortgage-backed securities (1)	52,599	611	4.65	67,335	724	4.30
Loans receivable, net (2)	1,670,071	25,003	5.99	1,779,880	27,344	6.15

Total interest-earning assets	1,815,228	27,522	6.06	1,956,862	30,372	6.21

Non-interest-earning assets	95,146			99,227

Total assets	$1,910,374			$2,056,089

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$740,380	3,290	1.78	$721,882	3,657	2.03
Time deposits	443,418	4,574	4.13	520,412	5,672	4.36

Total	1,183,798	7,864	2.66	1,242,294	9,329	3.00
Borrowed funds	482,503	5,423	4.50	549,721	6,635	4.83

Total interest-bearing liabilities	1,666,301	13,287	3.19	1,792,015	15,964	3.56

Non-interest-bearing deposits	104,437			113,007
Non-interest-bearing liabilities	16,143			20,382

Total liabilities	1,786,881			1,925,404
Stockholders’ equity	123,493			130,685

Total liabilities and stockholders’ equity	$1,910,374			$2,056,089

Net interest income		$14,235			$14,408

Net interest rate spread (3)			2.87%			2.65%

Net interest margin (4)			3.14%			2.95%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the annualized yield on interest-earning assets and the annualized cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 were $1.905 billion, a decrease of $22.0 million, compared to $1.927 billion at December 31, 2007.

Loans receivable, net decreased by $19.3 million to a balance of $1.657 billion at March 31, 2008, compared to a balance of $1.676 billion at December 31, 2007 partly due to increased prepayments from refinancings and the Bank’s ongoing strategy to sell newly originated longer-term fixed rate loans.

Deposit balances decreased $3.0 million to $1.281 billion at March 31, 2008 from $1.284 billion at December 31, 2007 as the Bank maintained its disciplined pricing relating to certificates of deposit. Core deposits, defined as all deposits excluding time deposits, however, increased $20.2 million. Total Federal Home Loan Bank borrowings decreased by $29.8 million to $375.2 million at March 31, 2008 as compared to $405.0 million at December 31, 2007 primarily due to the reduction in loans receivable, net.

Stockholders’ equity at March 31, 2008 decreased slightly to $123.3 million, compared to $124.3 million at December 31, 2007. Stockholders’ equity was reduced by an increase in accumulated other comprehensive loss and the cash dividend partially offset by net income.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

General

Net income for the three months ended March 31, 2008 was $4.0 million, as compared to a loss of $5.4 million for the corresponding prior year period. Diluted earnings per share was $.34 for the three months ended March 31, 2008, as compared to a diluted loss per share of $.47 for the same prior year period.

Interest Income

Interest income for the three months ended March 31, 2008 was $27.5 million, as compared to $30.4 million, for the three months ended March 31, 2007. The yield on interest-earning assets declined to 6.06% for the three months ended March 31, 2008 as compared to 6.21% for the same prior year period. Additionally, average interest-earning assets decreased by $141.6 million for the three months ended March 31, 2008 as compared to the same prior year period partly reflective of the shuttering of Columbia’s mortgage banking operations.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $13.3 million, compared to $16.0 million for the three months ended March 31, 2007. The cost of interest-bearing liabilities decreased to 3.19% for the three months ended March 31, 2008, as compared to 3.56% in the same prior year period. Additionally, average interest-bearing liabilities decreased by $125.7 million for the three months ended March 31, 2008 as compared to the same prior year period.

Net Interest Income

Net interest income for the three months ended March 31, 2008 decreased to $14.2 million, as compared to $14.4 million in the same prior year period reflecting lower levels of interest-earning assets partly offset by a higher net interest margin. The net interest margin increased to 3.14% for the three months ended March 31, 2008 from 2.95% in the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2008, the Bank’s provision for loan losses was $375,000, compared to $340,000 in the same prior year period. Non-performing loans increased $1.8 million at March 31, 2008 to $10.6 million from $8.7 million at December 31, 2007. The non-performing loan total includes $1.1 million of repurchased one-to-four family and consumer loans and $3.1 million of one-to-four family and consumer loans previously held for sale, which were previously written down to their fair market value, which included an assessment of each loan’s potential credit impairment. Loans receivable, net declined modestly during the first three months of 2008 while net charge-offs for the three months ended March 31, 2008 were $104,000, as compared to $1,000 in the same prior year period. The increase in the provision for loan losses was primarily due to the increase in non-performing loans and the increase in net charge-offs.

Other Income (Loss)

Other income (loss) amounted to income of $3.8 million for the three months ended March 31, 2008, compared to a net loss of $6.4 million for the same prior year period. The net gain (loss) and lower of cost or market adjustment on sales of loans and securities available for sale was a gain of $597,000, for the three months ended March 31, 2008 as compared to a net loss of $9.6 million for the three months ended March 31, 2007. The net loss on the sale of loans for the three months ended March 31, 2007 includes a $7.1 million charge taken by Columbia to reduce loans held for sale to their current fair market value and a $4.0 million charge to increase the reserve for repurchased loans. For the three months ended March 31, 2008, the net gain on the sales of loans includes a reversal of the provision for repurchased loans of $161,000. Also included in the net gain on sales of loans and securities available for sale for the three months ended March 31, 2008 is a $122,000 gain on the redemption of shares relating to the Company’s share of the VISA initial public offering.

Operating Expenses

Operating expenses were $11.6 million for the three months ended March 31, 2008, as compared to $15.1 million in the same prior year period. The decrease in operating expenses is primarily due to the shuttering of

Columbia in late 2007 which eliminated most, but not all, of the expenses related to this entity. Also, operating expenses for the three months ended March 31, 2007 included an expense of $1.0 million representing the write-off of the previously established goodwill on the acquisition of Columbia. Operating expenses also benefited from a reduction in retirement plan expense. Operating expenses for the three months ended March 31, 2008 include costs relating to the opening of a new branch in Freehold, New Jersey.

Provision (benefit) for Income Taxes

Income tax expense (benefit) was an expense of $2.0 million for the three months ended March 31, 2008, as compared to a benefit of $2.0 million for the same prior year period.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit.

At March 31, 2008 the Company had outstanding overnight borrowings from the FHLB of $26.2 million as compared to $58.0 million in overnight borrowings at December 31, 2007. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $375.2 million at March 31, 2008, a decrease from $405.0 million at December 31, 2007.

The Company’s cash needs for the three months ended March 31, 2008 were primarily satisfied by principal payments on loans and mortgage-backed securities and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, to reduce Federal Home Loan Bank borrowings and to fund deposit outflows. For the three months ended March 31, 2007, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities or calls of investment securities, and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for the origination of loans and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various off-balance sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2008, outstanding commitments to originate loans totaled $56.1 million; outstanding unused lines of credit totaled $179.5 million; and outstanding commitments to sell loans totaled $13.4 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $382.9 million at March 31, 2008. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the three months ended March 31, 2008, the Company did not purchase any shares of common stock compared with purchases of 49,701 shares for the three months ended March 31, 2007 at a total cost of $1.1 million. At March 31, 2008, there were 489,062 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first three months of 2008 were $2.3 million, compared to $2.3 million in the same prior year period. On April 23, 2008, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on May 16, 2008 to stockholders of record at the close of business on May 2, 2008.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of debt instruments. For the first three months of 2008, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank. Pursuant to Office of Thrift Supervision (“OTS”) regulations, a notice is currently required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. In addition, the OTS has the regulatory authority to impose restrictions on the ability of the Bank to pay a dividend, including maintaining higher tier one core and total risk-based capital ratios. Based on the current regulatory environment and the impact to the Bank of the losses suffered at Columbia and the current projected earnings and capital needs, the Company expects the OTS to carefully consider any proposals by the Bank to pay a dividend to OceanFirst Financial Corp. OceanFirst Financial Corp.’s ability to continue to pay dividends and repurchase stock is partly dependent upon capital distributions from OceanFirst Bank and may be adversely affected by capital constraints imposed by the OTS. At March 31, 2008, OceanFirst Financial Corp. held $2.6 million in cash and $5.9 million in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $4.0 million.

At March 31, 2008, the Bank exceeded all of its regulatory capital requirements with tangible capital of $142.1 million, or 7.4% of total adjusted assets, which is above the required level of $28.6 million or 1.5%; core capital of $142.1 million or 7.4% of total adjusted assets, which is above the required level of $57.2 million, or 3.0%; and risk-based capital of $152.2 million, or 11.6% of risk-weighted assets, which is above the required level of $104.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $13.4 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2008 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$476,065	$222,565	$188,000	$38,000	$27,500
Commitments to Originate Loans	56,080	56,080	—	—	—
Commitments to Fund Unused Lines of Credit	179,463	179,463	—	—	—

Debt obligations include borrowings from the FHLB, Securities Sold under Agreements to Repurchase and other borrowings. The borrowings have defined terms and, under certain circumstances, $25.0 million of the borrowings from the FHLB are callable at the option of the lender and $27.5 million of the other borrowings are callable at the option of the Company.

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

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Non-performing loans:
Real estate – One-to-four family	$6,856	$6,620
Commercial Real Estate	2,369	1,040
Construction	233	—
Consumer	626	586
Commercial	466	495

Total non-performing loans	10,550	8,741
REO, net	933	438

Total non-performing assets	$11,483	$9,179

Allowance for loan losses as a percent of total loans receivable	.64%	.62%
Allowance for loan losses as percent of total non-performing loans	101.79	119.76
Non-performing loans as a percent of total loans receivable	.63	.52
Non-performing assets as a percent of total assets	.60	.48

The non-performing loan total includes $1.1 million of repurchased one-to-four family and consumer loans and $3.1 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. The increase is primarily related to one commercial real estate loan for $1.5 million that became non-performing during the first quarter. The loan, which is in the jurisdiction of the Bankruptcy Court, is fully secured by two properties whose anchor tenants are branches of a national bank. The Company also classifies assets in accordance with certain regulatory guidelines. At March 31, 2008 the Company had $11.4 million designated as Special Mention, $14.6 million classified as Substandard and $14,900 classified as Doubtful as compared to $8.2 million, $12.4 million and $15,000, respectively, at December 31, 2007. The largest Substandard relationship at March 31, 2008 is comprised of two loans totaling $2.2 million for a service business for which operating revenue is not currently supporting the debt obligation. The loans are current as to payments. The largest Special Mention relationship at March 31, 2008 comprised several credit facilities to a large, real estate agency with an aggregate balance of $3.4 million which was current as to payments, but criticized due to poor operating results. The loans are secured by commercial real estate and the personal guarantee of the principals. During the first quarter of 2008, a $3.2 million loan relationship was added to the Special Mention category. This relationship comprised several credit facilities to a manufacturing company which was current as to payments, but criticized due to poor operating results. The loans are secured by commercial real estate and corporate assets and the personal guarantee of the principals. Included in the Substandard category are all of the non-performing loans noted above.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2007 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2008 the Company’s one-year gap was negative 9.35% as compared to negative 9.57% at December 31, 2007.

At March 31, 2008	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$4,828	$—	$—	$—	$—	$4,828
Investment securities	55,287	—	—	—	7,967	63,254
FHLB stock	—	—	—	—	21,627	21,627
Mortgage-backed securities	5,011	22,111	14,969	7,184	553	49,828
Loans receivable (2)	248,107	402,968	548,568	243,249	223,956	1,666,848

Total interest-earning assets	313,233	425,079	563,537	250,433	254,103	1,806,385

Interest-bearing liabilities:
Money market deposit accounts	3,885	11,656	31,083	38,855	—	85,479
Savings accounts	8,860	27,531	70,882	88,603	—	195,876
Interest-bearing checking accounts	188,731	38,526	102,736	128,504	—	458,497
Time deposits	253,604	129,296	35,759	10,986	1,227	430,872
FHLB advances	64,200	85,000	188,000	38,000	—	375,200
Securities sold under agreements to repurchase	73,365	—	—	—	—	73,365
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	615,145	292,009	428,460	304,948	6,227	1,646,789

Interest sensitivity gap (3)	$(301,912)	$133,070	$135,077	$(54,515)	$247,876	$159,596

Cumulative interest sensitivity gap	$(301,912)	$(168,842)	$(33,765)	$(88,280)	$159,596	$159,596

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(16.71)%	(9.35)%	(1.87)%	(4.89)%	8.84%	8.84%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2008 and December 31, 2007. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2007.

	March 31, 2008					December 31, 2007
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$111,710	(25.8)%	6.1%	$54,808	(9.9)%	$125,181	(25.3)%	6.8%	$51,081	(10.2)%
100	134,310	(10.8)	7.2	58,128	(4.5)	149,672	(10.7)	8.0	54,350	(4.4)
Static	150,599	—	7.9	60,846	—	167,675	—	8.7	56,872	—
(100)	151,877	0.8	7.9	61,621	1.3	171,050	2.0	8.8	57,770	1.6
(200)	144,471	(4.1)	7.5	60,821	0.0	163,057	(2.8)	8.4	56,245	(1.1)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

No material change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2008 is as follows:

Period	Total Number of Shares Purchased (1)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	-0-	-0-	-0-	489,062
February 1, 2008 through February 29, 2008	-0-	-0-	-0-	489,062
March 1, 2008 through March 31, 2008	1,040	$16.55	-0-	489,062

(1)	Includes 1,040 shares in March 2008 which represent shares tendered by employees to exercise stock options.

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

OceanFirst Financial Corp.
Registrant

DATE: May 9, 2008	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer

DATE: May 9, 2008	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	21

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	22

32.0	Section 1350 Certifications	23