Form 10-Q
period 2008-06-30
OCEANFIRST FINANCIAL CORP
filed 2008-08-08
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 6, 2008, there were 12,364,573 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$28,746	$27,547
Investment securities available for sale	51,460	57,625
Federal Home Loan Bank of New York stock, at cost	19,381	22,941
Mortgage-backed securities available for sale	46,948	54,137
Loans receivable, net	1,633,116	1,675,919
Mortgage loans held for sale	6,865	6,072
Interest and dividends receivable	6,553	6,915
Real estate owned, net	1,182	438
Premises and equipment, net	19,776	17,882
Servicing asset	8,071	8,940
Bank Owned Life Insurance	39,073	38,430
Other assets	13,068	10,653

Total assets	$1,874,239	$1,927,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,299,306	$1,283,790
Securities sold under agreements to repurchase with retail customers	73,735	69,807
Securities sold under agreements to repurchase with the Federal Home Loan Bank	—	12,000
Federal Home Loan Bank advances	329,000	393,000
Other borrowings	28,025	27,500
Advances by borrowers for taxes and insurance	8,881	7,588
Other liabilities	10,903	9,508

Total liabilities	1,749,850	1,803,193

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,364,573 and 12,346,465 shares outstanding at June 30, 2008 and December 31, 2007, respectively	272	272
Additional paid-in capital	203,799	203,532
Retained earnings	157,728	154,929
Accumulated other comprehensive loss	(6,673)	(3,211)
Less: Unallocated common stock held by
Employee Stock Ownership Plan	(5,214)	(5,360)
Treasury stock, 14,812,799 and 14,830,907 shares at June 30, 2008 and December 31, 2007, respectively	(225,523)	(225,856)
Common stock acquired by Deferred Compensation Plan	978	1,307
Deferred Compensation Plan Liability	(978)	(1,307)

Total stockholders’ equity	124,389	124,306

Total liabilities and stockholders’ equity	$1,874,239	$1,927,499

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest income:
Loans	$24,103	$26,239	$49,105	$53,583
Mortgage-backed securities	573	714	1,184	1,438
Investment securities and other	991	1,600	2,900	3,904

Total interest income	25,667	28,553	53,189	58,925

Interest expense:
Deposits	6,707	9,123	14,571	18,452
Borrowed funds	4,698	6,731	10,120	13,365

Total interest expense	11,405	15,854	24,691	31,817

Net interest income	14,262	12,699	28,498	27,108
Provision for loan losses	400	110	775	450

Net interest income after provision for loan losses	13,862	12,589	27,723	26,658

Other income (loss):
Loan servicing income	81	108	172	230
Fees and service charges	2,900	2,984	5,668	5,782
Net loss and lower of cost or market adjustment on sales of loans and securities available for sale	(718)	(3,248)	(122)	(12,832)
Net gain from other real estate operations	39	38	18	19
Income from Bank Owned Life Insurance	309	313	642	618
Other	9	30	11	35

Total other income (loss)	2,620	225	6,389	(6,148)

Operating expenses:
Compensation and employee benefits	5,806	7,612	11,740	15,471
Occupancy	1,195	1,252	2,396	2,458
Equipment	454	535	965	1,088
Marketing	453	370	847	686
Federal deposit insurance	341	141	651	277
Data processing	748	859	1,597	1,765
General and administrative	2,371	2,975	4,807	6,075
Goodwill impairment	—	—	—	1,014

Total operating expenses	11,368	13,744	23,003	28,834

Income (loss) before provision (benefit) for income taxes	5,114	(930)	11,109	(8,324)
Provision (benefit) for income taxes	1,579	(1,207)	3,568	(3,179)

Net income (loss)	$3,535	$277	$7,541	$(5,145)

Basic earnings (loss) per share	$0.30	$0.02	$0.65	$(0.45)

Diluted earnings (loss) per share	$0.30	$0.02	$0.64	$(0.45)

Average basic shares outstanding	11,666	11,520	11,653	11,503

Average diluted shares outstanding	11,740	11,607	11,709	11,503

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2006	$272	$201,936	$164,121	$(470)	$(6,369)	$(227,170)	$1,457	$(1,457)	$132,320

Comprehensive loss:
Net loss	—	—	(5,145)	—	—	—	—	—	(5,145)
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $229)	—	—	—	(332)	—	—	—	—	(332)

Total comprehensive loss									(5,477)

Stock awards	—	225	—	—	—	—	—	—	225
Treasury stock allocated to restricted stock plan	—	(295)	(3)	—	—	298	—	—	—
Tax benefit of stock plans	—	321	—	—	—	—	—	—	321
Purchase 49,701 shares of common stock	—	—	—	—	—	(1,112)	—	—	(1,112)
Allocation of ESOP stock	—	—	—	—	505	—	—	—	505
ESOP adjustment	—	654	—	—	—	—	—	—	654
Cash dividend - $.40 per share	—	—	(4,522)	—	—	—	—	—	(4,522)
Exercise of stock options	—	—	(867)	—	—	1,627	—	—	760
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	131	(131)	—

Balance at June 30, 2007	$272	$202,841	$153,584	$(802)	$(5,864)	$(226,357)	$1,588	$(1,588)	$123,674

Balance at December 31, 2007	$272	$203,532	$154,929	$(3,211)	$(5,360)	$(225,856)	$1,307	$(1,307)	$124,306

Comprehensive income:
Net income	—	—	7,541	—	—	—	—	—	7,541
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $2,263)	—	—	—	(4,204)	—	—	—	—	(4,204)
Reclassification adjustment for losses included in net income (net of tax benefit $399)	—	—	—	742	—	—	—	—	742

Total comprehensive income									4,079

Stock awards	—	281	—	—	—	—	—	—	281
Treasury stock allocated to restricted stock plan	—	(172)	(24)	—	—	196	—	—	—
Allocation of ESOP stock	—	—	—	—	146	—	—	—	146
ESOP adjustment	—	158	—	—	—	—	—	—	158
Cash dividend - $.40 per share	—	—	(4,682)	—	—	—	—	—	(4,682)
Exercise of stock options	—	—	(36)	—	—	137	—	—	101
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	(329)	329	—

Balance at June 30, 2008	$272	$203,799	$157,728	$(6,673)	$(5,214)	$(225,523)	$978	$(978)	$124,389

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$7,541	$(5,145)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	832	1,032
Amortization of ESOP	146	505
ESOP adjustment	158	654
Stock award	281	225
Amortization of servicing asset	1,099	1,123
Amortization and impairment of intangible assets	—	1,066
Net premium amortization in excess of discount accretion on securities	15	71
Net amortization of deferred costs and discounts on loans	423	528
Provision for loan losses	775	450
Lower of cost or market write-down on loans held for sale	—	9,400
Net gain on sale of real estate owned	(60)	—
Other than temporary impairment on investment securities available for sale	1,141	—
(Recovery) provision for repurchased loans	(161)	3,960
Net gain on sales of loans and securities	(858)	(528)
Loans repurchased	—	(1,012)
Proceeds from sales of mortgage loans held for sale	59,603	289,038
Mortgage loans originated for sale	(59,890)	(228,847)
Increase in value of Bank Owned Life Insurance	(642)	(618)
Decrease in interest and dividends receivable	362	163
Increase in other assets	(552)	(363)
Increase (decrease) in other liabilities	2,088	(16,253)

Total adjustments	4,760	60,594

Net cash provided by operating activities	12,301	55,449

Cash flows from investing activities:
Net decrease (increase) in loans receivable	40,546	(2,413)
Loans repurchased	(408)	(13,934)
Proceeds from sales of loans repurchased	—	8,666
Proceeds from maturities or calls of investment securities available for sale	300	15,780
Proceeds from sale of investment securities available for sale	122	—
Proceeds from sales of real estate owned	251	339
Purchases of investment securities	(937)	(681)
Principal payments on mortgage-backed securities available for sale	7,509	6,873
Decrease in Federal Home Loan Bank of New York stock	3,560	1,273
Purchases of premises and equipment	(2,726)	(520)

Net cash provided by investing activities	48,217	15,383

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2008	2007
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$15,516	$(65,435)
(Decrease) increase in short-term borrowings	(46,072)	18,341
Repayments of securities sold under agreements to repurchase with the Federal Home Loan Bank	(12,000)	(15,000)
Proceeds from Federal Home Loan Bank advances	47,000	35,000
Repayments of Federal Home Loan Bank advances	(61,000)	(55,000)
Proceeds from other borrowings	525	10,700
Increase in advances by borrowers for taxes and insurance	1,293	1,257
Exercise of stock options	101	760
Dividends paid	(4,682)	(4,522)
Purchase of treasury stock	—	(1,112)
Tax benefit of stock plans	—	321

Net cash used in financing activities	(59,319)	(74,690)

Net increase (decrease) in cash and due from banks	1,199	(3,858)
Cash and due from banks at beginning of period	27,547	32,204

Cash and due from banks at end of period	$28,746	$28,346

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$25,034	$32,189
Income taxes	2,120	86
Non cash activities:
Transfer of loans receivable to real estate owned	935	380
Transfer of securities sold under agreements to repurchase to advances	—	6,000

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

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

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average shares issued net of Treasury shares	12,363	12,318	12,357	12,311
Less: Unallocated ESOP shares	(623)	(710)	(627)	(725)
Unallocated incentive award shares and shares held by deferred compensation plan	(74)	(88)	(77)	(83)

Average basic shares outstanding	11,666	11,520	11,653	11,503
Add: Effect of dilutive securities:
Stock options	28	20	6	—
Incentive awards and shares held by deferred compensation plan	46	67	50	—

Average diluted shares outstanding	11,740	11,607	11,709	11,503

For the three months ended June 30, 2008 and 2007, 1,201,000 and 1,480,000, respectively, antidilutive stock options were excluded from earnings per share calculations. For the six months ended June 30, 2008 and 2007, 1,301,000 and 1,262,000, respectively, antidilutive stock options were excluded from earnings per share calculations. In addition, for the six months ended June 30, 2007, 131,000 antidilutive potential shares of common stock have been excluded from the calculation of average diluted shares outstanding, as the Company incurred a net loss for the period.

Comprehensive Income (Loss)

For the three month periods ended June 30, 2008 and 2007, total comprehensive income (loss), representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $3,120,000 and $(22,000), respectively. For the six month periods ended June 30, 2008 and 2007 total comprehensive income (loss) amounted to $4,079,000 and $(5,477,000), respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Real estate:
One-to-four family	$1,063,600	$1,084,687
Commercial real estate, multi-family and land	310,298	326,707
Construction	9,891	10,816
Consumer	209,720	213,282
Commercial	55,040	54,279

Total loans	1,648,549	1,689,771
Loans in process	(2,949)	(2,452)
Deferred origination costs, net	5,300	5,140
Allowance for loan losses	(10,919)	(10,468)

Total loans, net	1,639,981	1,681,991
Less: Mortgage loans held for sale	6,865	6,072

Loans receivable, net	$1,633,116	$1,675,919

An analysis of the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$10,739	$10,577	$10,468	$10,238
Provision charged to operations	400	110	775	450
Charge-offs	(220)	(68)	(537)	(69)
Recoveries	—	—	213	—

Balance at end of period	$10,919	$10,619	$10,919	$10,619

Note 3. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and six months ended June 30, 2008 and 2007 follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$1,713	$9,783	$2,398	$9,600
(Recovery) provision charged to operations	—	—	(161)	3,960
Loss on loans repurchased	(8)	(4,386)	(532)	(8,163)

Balance at end of period	$1,705	$5,397	$1,705	$5,397

The reserve for repurchased loans is established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans, however, the actual types of loans which resulted in loss estimates included subprime loans with 100% financing, all other subprime loans and a small amount of ALT-A loans. At June 30, 2008 there were four unresolved loan repurchase requests outstanding which the Company is vigorously contesting.

Note 4. Deposits

The major types of deposits at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Type of Account
Non-interest-bearing	$116,870	$103,656
Interest-bearing checking	487,893	454,666
Money market deposit	83,654	84,287
Savings	205,861	187,095
Time deposits	405,028	454,086

	$1,299,306	$1,283,790

Note 5. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted the statement effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements as the Company did not choose to measure any additional financial instruments or certain other items at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The Company adopted the statement effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s operations. In February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF 06-11 which provides guidance on how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The Company adopted EITF 06-11 effective January 1, 2008. The adoption of EITF 06-11 did not have a material impact on the Company’s financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s financial statements.

Note 6. Fair Value Measurements

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair market measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or the most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$667	$97,741	$—	$98,408

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis were not significant as of June 30, 2008.

SFAS No. 157 will be applicable to certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis, such as real estate owned, beginning January  1, 2009.

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

During the first half of 2008 short-term interest rates declined and the interest rate yield curve steepened as compared to 2007. The changing interest rate environment has generally had a positive impact on the Bank’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. Results of operations for the three and six months ended June 30, 2008 were adversely affected by an other than temporary impairment of $1.1 million on an equity investment.

The Company incurred a net loss for the six months ended June 30, 2007 due to losses at Columbia Home Loans, LLC (“Columbia”), the Company’s mortgage banking subsidiary, relating to the origination of subprime loans. In March 2007, Columbia discontinued the origination of all subprime loans and in September 2007, the Bank discontinued all loan origination activity at Columbia. At June 30, 2008, the Bank was still holding subprime loans with a gross principal balance of $5.8 million and a carrying value, net of reserves and lower of cost or market adjustment, of $3.4 million and ALT-A loans with a gross principal balance of $7.3 million and a carrying value, net of reserves and lower of cost or market adjustment, of $6.3 million.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2008 and 2007. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$17,843	$81	1.82%	$8,080	$105	5.20%
Investment securities (1)	63,245	484	3.06	71,673	1,018	5.68
FHLB stock	19,862	426	8.58	25,540	477	7.47
Mortgage-backed securities (1)	48,408	573	4.73	63,936	714	4.47
Loans receivable, net (2)	1,654,792	24,103	5.83	1,754,821	26,239	5.98

Total interest-earning assets	1,804,150	25,667	5.69	1,924,050	28,553	5.94

Non-interest-earning assets	92,239			102,469

Total assets	$1,896,389			$2,026,519

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$777,350	3,053	1.57	$720,363	3,622	2.01
Time deposits	423,120	3,654	3.45	496,341	5,501	4.43

Total	1,200,470	6,707	2.23	1,216,704	9,123	3.00
Borrowed funds	443,202	4,698	4.24	550,029	6,731	4.90

Total interest-bearing liabilities	1,643,672	11,405	2.78	1,766,733	15,854	3.59

Non-interest-bearing deposits	112,730			115,996
Non-interest-bearing liabilities	17,156			20,281

Total liabilities	1,773,558			1,903,010
Stockholders’ equity	122,831			123,509

Total liabilities and stockholders’ equity	$1,896,389			$2,026,519

Net interest income		$14,262			$12,699

Net interest rate spread (3)			2.91%			2.35%

Net interest margin (4)			3.16%			2.64%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$11,634	$142	2.44%	$8,173	$213	5.21%
Investment securities (1)	62,931	1,851	5.88	73,611	2,765	7.51
FHLB stock	20,918	907	8.67	25,664	926	7.22
Mortgage-backed securities (1)	50,503	1,184	4.69	65,626	1,438	4.38
Loans receivable, net (2)	1,662,431	49,105	5.91	1,767,281	53,583	6.06

Total interest-earning assets	1,808,417	53,189	5.88	1,940,355	58,925	6.07

Non-interest-earning assets	94,964			100,867

Total assets	$1,903,381			$2,041,222

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$758,864	6,344	1.67	$721,127	7,279	2.02
Time deposits	433,269	8,227	3.80	508,310	11,173	4.40

Total	1,192,133	14,571	2.44	1,229,437	18,452	3.00
Borrowed funds	462,853	10,120	4.37	549,876	13,365	4.86

Total interest-bearing liabilities	1,654,986	24,691	2.98	1,779,313	31,817	3.58

Non-interest-bearing deposits	108,584			114,501
Non-interest-bearing liabilities	16,649			20,331

Total liabilities	1,780,219			1,914,145
Stockholders’ equity	123,162			127,077

Total liabilities and stockholders’ equity	$1,903,381			$2,041,222

Net interest income		$28,498			$27,108

Net interest rate spread (3)			2.90%			2.49%

Net interest margin (4)			3.15%			2.79%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets at June 30, 2008 were $1.874 billion, a decrease of $53.3 million, compared to $1.927 billion at December 31, 2007.

Loans receivable, net decreased by $42.8 million to a balance of $1.633 billion at June 30, 2008, compared to a balance of $1.676 billion at December 31, 2007 primarily related to increased prepayments and the Bank’s ongoing strategy to sell newly-originated select one-to-four family loans.

Deposit balances increased $15.5 million to $1.299 billion at June 30, 2008 from $1.284 billion at December 31, 2007. Core deposits, defined as all deposits excluding time deposits, however, increased $64.6 million partly offset by a $49.1 million decrease in certificates of deposit as the Bank continued to moderate its pricing for this product. Total Federal Home Loan Bank borrowings decreased by $76.0 million to $329.0 million at June 30, 2008 as compared to $405.0 million at December 31, 2007 primarily due to the reduction in loans receivable, net.

Stockholders’ equity at June 30, 2008 was $124.4 million compared to $124.3 million at December 31, 2007. Stockholders’ equity was increased by net income and reduced by an increase in accumulated other comprehensive loss and the cash dividend.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and June 30, 2007

General

Net income for the three months ended June 30, 2008 was $3.5 million or $.30 per diluted share, as compared to net income of $277,000, or $.02 per diluted share, for the corresponding prior year period. For the six months ended June 30, 2008, net income was $7.5 million, or $.64 per diluted share, as compared to a net loss of $5.1 million or $.45 per share for the corresponding prior year period.

Interest Income

Interest income for the three and six months ended June 30, 2008 was $25.7 million and $53.2 million, respectively, as compared to $28.6 million and $58.9 million, respectively, for the three and six months ended June 30, 2007. The yield on interest-earning assets declined to 5.69% and 5.88%, respectively, for the three and six months ended June 30, 2008 as compared to 5.94% and 6.07%, respectively, for the same prior year periods. Additionally, average interest-earning assets decreased by $119.9 million and $131.9 million, respectively, for the three and six months ended June 30, 2008 as compared to the same prior year period primarily reflective of the shuttering of Columbia’s mortgage banking operations.

Interest Expense

Interest expense for the three and six months ended June 30, 2008 was $11.4 million and $24.7 million, respectively, compared to $15.9 million and $31.8 million, respectively, for the three and six months ended June 30, 2007. The cost of interest-bearing liabilities decreased to 2.78% and 2.98%, respectively, for the three and six months ended June 30, 2008, as compared to 3.59% and 3.58%, respectively, in the same prior year periods. Additionally, average interest-bearing liabilities decreased by $123.1 million and $124.3 million, respectively, for the three and six months ended June 30, 2008 as compared to the same prior year periods.

Net Interest Income

Net interest income for the three and six months ended June 30, 2008 increased to $14.3 million and $28.5 million, respectively, as compared to $12.7 million and $27.1 million, respectively, in the same prior year periods reflecting a higher net interest margin partly offset by lower levels of interest-earning assets. The net interest margin increased to 3.16% and 3.15%, respectively, for the three and six months ended June 30, 2008 from 2.64% and 2.79%, respectively, in the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 2008, the Bank’s provision for loan losses was $400,000 and $775,000, respectively, compared to $110,000 and $450,000, respectively, in the same prior year periods. Non-performing loans increased $5.7 million at June 30, 2008 to $14.4 million from $8.7 million at December 31,

2007. The non-performing loan total includes $1.4 million of repurchased one-to-four family and consumer loans and $3.9 million of one-to-four family and consumer loans which had been held for sale, and were previously written down to their fair market value, including an individual assessment of each loan’s potential credit impairment. Loans receivable, net declined modestly during the first six months of 2008 while net charge-offs for the three and six months ended June 30, 2008 were $220,000 and $324,000, respectively, as compared to $68,000 and $69,000 in the same prior year periods. The increase in the provision for loan losses was primarily due to the increase in non-performing loans and the increase in net charge-offs.

Other Income (Loss)

Other income amounted to $2.6 million and $6.4 million, respectively, for the three and six months ended June 30, 2008, compared to other income of $225,000 and a net loss of $6.1 million, respectively, for the same prior year periods. The net loss and lower of cost or market adjustment on sales of loans and securities available for sale was $718,000 and $122,000, for the three and six months ended June 30, 2008 as compared to a net loss of $3.2 million and $12.8 million, respectively, for the three and six months ended June 30, 2007. The net loss for the three and six months ended June 30, 2008 includes an other than temporary impairment of $1.1 million on an equity investment. The net loss for the three months ended June 30, 2007 includes a $2.3 million charge taken by Columbia to reduce loans held for sale to their current market value and a $1.3 million loss on the bulk sale by Columbia of subprime loans. The net loss for the six months ended June 30, 2007 includes a $9.4 million charge by Columbia to reduce loans held for sale to their current fair market value, the $1.3 million loss on the bulk sale of subprime loans and a $4.0 million charge to supplement the reserve for repurchased loans. For the three months ended June 30, 2008 there was no provision or recovery for repurchased loans. For the six months ended June 30, 2008, the Company recognized a reversal of the provision for repurchased loans of $161,000. Also included in the net loss on the sales of loans and securities available for sale for the six months ended June 30, 2008 is a $122,000 gain on the redemption of shares relating to the Company’s share of the VISA initial public offering.

Operating Expenses

Operating expenses were $11.4 million and $23.0 million, respectively, for the three and six months ended June 30, 2008, as compared to $13.7 million and $28.8 million, respectively, in the same prior year periods. The decrease in operating expenses is primarily due to the shuttering of Columbia in late 2007 which eliminated most, but not all, of the expenses related to this entity. Also, operating expenses for the three and six months ended June 30, 2007 included an expense of $1.0 million representing the write-off of the previously established goodwill on the acquisition of Columbia. Operating expenses also benefited from a reduction in retirement plan expense. Operating expenses for the three and six months ended June 30, 2008 include costs relating to the opening of new branches in Freehold and Waretown, New Jersey.

Provision (benefit) for Income Taxes

Income tax expense (benefit) was an expense of $1.6 million and $3.6 million, respectively, for the three and six months ended June 30, 2008, as compared to a benefit of $1.2 million and $3.2 million, respectively, for the same prior year periods.

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

At June 30, 2008 the Company had outstanding overnight borrowings from the FHLB of $8.0 million as compared to $58.0 million in overnight borrowings at December 31, 2007. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $329.0 million at June 30, 2008, a decrease from $405.0 million at December 31, 2007.

The Company’s cash needs for the six months ended June 30, 2008 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash was principally utilized for loan originations and to reduce FHLB borrowings. For the six months ended June 30, 2007, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities or calls of investment securities, proceeds from the sale of mortgage loans held for sale and the issuance of debt in the form of trust preferred securities. The cash provided was principally used for the origination of loans and the repurchase of common stock.

In the normal course of business, the Company routinely enters into various off-balance sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2008, outstanding commitments to originate loans totaled $29.2 million; outstanding unused lines of credit totaled $182.8 million; and outstanding commitments to sell loans totaled $9.6 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $299.6 million at June 30, 2008. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the six months ended June 30, 2008, the Company did not purchase any shares of common stock compared with purchases of 49,701 shares for the six months ended June 30, 2007 at a total cost of $1.1 million. At June 30, 2008, there were 489,062 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first six months of 2008 were $4.7 million as compared to $4.5 million in the same prior year period. On July 23, 2008, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on August 15, 2008 to stockholders of record at the close of business on August 1, 2008.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary, borrowings and the issuance of debt and trust preferred securities. For the first six months of 2008, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank and, therefore, has relied on existing liquidity and short-term borrowings. OceanFirst Financial Corp.’s ability to continue to pay dividends and repurchase stock will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the Office of Thrift Supervision (“OTS”). Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS has the regulatory authority to require the Bank to maintain tier one core and total risk-based capital ratios that are higher than those required to be “well capitalized,” which may restrict the Bank’s ability to pay dividends to the Company. If the Company requires dividends from the Bank to meet its liquidity needs, it will file the required notice with the OTS; however, the Company cannot predict whether the OTS will approve the Bank’s request to pay a dividend to OceanFirst Financial Corp. The OTS may disapprove a proposed dividend, notwithstanding the Bank’s compliance with its capital requirements, if the dividend raises safety and soundness concerns or if the dividend would violate a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank by the OTS. If the OTS disapproves the Bank’s request to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to repurchase its stock. At June 30, 2008, OceanFirst Financial Corp. held $389,000 in cash and $5.1 million in investment securities available for sale. At June 30, 2008, the Company had committed to sell $3.0 million of investment securities. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $4.0 million of which $525,000 was drawn upon at June 30, 2008.

At June 30 2008, the Bank exceeded all of its regulatory capital requirements with tangible capital of $147.3 million, or 7.8% of total adjusted assets, which is above the required level of $28.2 million or 1.5%; core capital of $147.3 million or 7.8% of total adjusted assets, which is above the required level of $56.4 million, or 3.0%; and risk-based capital of $157.2 million, or 12.7% of risk-weighted assets, which is above the required level of $98.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $9.6 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2008 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$430,760	$190,260	$180,000	$33,000	$27,500
Commitments to Originate Loans	29,244	29,244	—	—	—
Commitments to Fund Unused Lines of Credit	182,774	182,774	—	—	—

Debt obligations include borrowings from the FHLB, Securities Sold under Agreements to Repurchase and other borrowings. The borrowings have defined terms and, under certain circumstances, $15.0 million of the borrowings from the FHLB are callable at the option of the lender and $27.5 million of the other borrowings are callable at the option of the Company.

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

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Non-performing loans:
Real estate – One-to-four family	$7,652	$6,620
Commercial Real Estate	4,770	1,040
Construction	233	—
Consumer	1,214	586
Commercial	538	495

Total non-performing loans	14,407	8,741
REO, net	1,182	438

Total non-performing assets	$15,589	$9,179

Allowance for loan losses as a percent of total loans receivable	.66%	.62%
Allowance for loan losses as percent of total non-performing loans	75.79	119.76
Non-performing loans as a percent of total loans receivable	.87	.52
Non-performing assets as a percent of total assets	.83	.48

The non-performing loan total includes $1.4 million of repurchased one-to-four family and consumer loans and $3.9 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. The increase in non-performing loans is primarily related to three commercial loan relationships totaling $4.3 million which became non-performing during 2008. Based on the Company’s analysis of collateral values, no losses are expected on any of these loan relationships. The largest non-performing loan relationship totals $1.8 million and is secured by commercial real estate under a contract for sale of $2.4 million. The second loan relationship totals $1.5 million and is secured by commercial real estate under a contract for sale of $1.8 million. The third loan relationship, which totals $1.0 million, is in technical default due to the loan’s maturity, although interest payments are current. The estimated collateral value of this loan is $2.9 million. The Company also classifies assets in accordance with certain regulatory guidelines. At June 30, 2008 the Company had $9.1 million designated as Special Mention, $16.7 million classified as Substandard and $96,000 classified as Doubtful as compared to $8.2 million, $12.4 million and $15,000, respectively, at December 31, 2007. The largest Substandard relationship at June 30, 2008 is comprised of two loans totaling $2.2 million for a service business for which operating revenue is not currently supporting the debt obligation. The loans are current as to payments. The largest Special Mention relationship at June 30, 2008 comprised several credit facilities to a large, real estate agency with an aggregate balance of $3.3 million which was current as to payments, but criticized due to poor operating results. The loans are secured by commercial real estate and the personal guarantee of the principals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At June 30, 2008 the Company’s one-year gap was negative 8.50% as compared to negative 9.57% at December 31, 2007.

At June 30, 2008	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$2,730	$—	$—	$—	$—	$2,730
Investment securities	55,000	—	303	—	7,967	63,270
FHLB stock	—	—	—	—	19,381	19,381
Mortgage-backed securities	11,646	14,178	12,638	7,447	636	46,545
Loans receivable (2)	231,211	365,678	512,661	244,182	291,868	1,645,600

Total interest-earning assets	300,587	379,856	525,602	251,629	319,852	1,777,526

Interest-bearing liabilities:
Money market deposit accounts	3,802	11,407	30,420	38,025	—	83,654
Savings accounts	10,710	27,879	74,344	92,928	—	205,861
Interest-bearing checking accounts	216,466	38,774	103,399	129,254	—	487,893
Time deposits	149,339	150,357	84,421	16,285	4,626	405,028
FHLB advances	38,000	88,000	170,000	33,000	—	329,000
Securities sold under agreements to repurchase	73,735	—	—	—	—	73,735
Other borrowings	23,025	—	—	—	5,000	28,025

Total interest-bearing liabilities	515,077	316,417	462,584	309,492	9,626	1,613,196

Interest sensitivity gap (3)	$(214,490)	$63,439	$63,018	$(57,863)	$310,226	$164,330

Cumulative interest sensitivity gap	$(214,490)	$(151,051)	$(88,033)	$(145,896)	$164,330	$164,330

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(12.07)%	(8.50)%	(4.95)%	(8.21)%	9.24%	9.24%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2008 and December 31, 2007. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2007.

	June 30, 2008					December 31, 2007
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$136,724	(22.3)%	7.7%	$57,069	(7.6)%	$125,181	(25.3)%	6.8%	$51,081	(10.2)%
100	158,030	(10.2)	8.7	59,654	(3.4)	149,672	(10.7)	8.0	54,350	(4.4)
Static	175,952	—	9.4	61,739	—	167,675	—	8.7	56,872	—
(100)	182,860	3.9	9.6	62,427	1.1	171,050	2.0	8.8	57,770	1.6
(200)	172,736	(1.8)	9.1	60,336	(2.3)	163,057	(2.8)	8.4	56,245	(1.1)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

No material change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2008 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	-0-	-0-	-0-	489,062
May 1, 2008 through May 31, 2008	-0-	-0-	-0-	489,062
June 1, 2008 through June 30, 2008	-0-	-0-	-0-	489,062

On July 19, 2006, the Company announced its intention to repurchase up to an additional 615,883 shares, or 5%, of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 9, 2008. The following directors were elected for terms of three years: Joseph J. Burke, Angelo Catania and John R. Garbarino. The following proposals were voted on by the stockholders:

Proposal	For	Against	Withheld/Abstain	Broker Non-Votes
1) Election of Directors
Joseph J. Burke	10,357,720	—	352,795	—
Angelo Catania	10,350,883	—	359,632	—
John R. Garbarino	10,085,249	—	625,266	—

2) Ratification of the appointment of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.	10,598,806	95,110	16,599	—

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

OceanFirst Financial Corp.
Registrant

DATE: August 8, 2008	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer

DATE: August 8, 2008	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	22

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	23

32.0	Section 1350 Certifications	24