Form 10-Q
period 2008-09-30
OCEANFIRST FINANCIAL CORP
filed 2008-11-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO    ☒ .

As of November 5, 2008, there were 12,364,573 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and due from banks	$26,730	$27,547
Investment securities available for sale	45,309	57,625
Federal Home Loan Bank of New York stock, at cost	19,130	22,941
Mortgage-backed securities available for sale	43,487	54,137
Loans receivable, net	1,647,317	1,675,919
Mortgage loans held for sale	4,161	6,072
Interest and dividends receivable	6,896	6,915
Real estate owned, net	654	438
Premises and equipment, net	20,988	17,882
Servicing asset	7,658	8,940
Bank Owned Life Insurance	39,387	38,430
Other assets	14,541	10,653

Total assets	$1,876,258	$1,927,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,315,748	$1,283,790
Securities sold under agreements to repurchase with retail customers	67,682	69,807
Securities sold under agreements to repurchase with the Federal Home Loan Bank	—	12,000
Federal Home Loan Bank advances	323,500	393,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	8,088	7,588
Other liabilities	9,695	9,508

Total liabilities	1,752,213	1,803,193

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,364,573 and 12,346,465 shares outstanding at September 30, 2008 and December 31, 2007, respectively	272	272
Additional paid-in capital	204,040	203,532
Retained earnings	159,107	154,929
Accumulated other comprehensive loss	(8,710)	(3,211)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(5,141)	(5,360)
Treasury stock, 14,812,799 and 14,830,907 shares at September 30, 2008 and December 31, 2007, respectively	(225,523)	(225,856)
Common stock acquired by Deferred Compensation Plan	982	1,307
Deferred Compensation Plan Liability	(982)	(1,307)

Total stockholders’ equity	124,045	124,306

Total liabilities and stockholders’ equity	$1,876,258	$1,927,499

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest income:
Loans	$23,821	$25,945	$72,926	$79,528
Mortgage-backed securities	525	688	1,710	2,127
Investment securities and other	888	1,590	3,787	5,494

Total interest income	25,234	28,223	78,423	87,149

Interest expense:
Deposits	6,256	9,326	20,827	27,778
Borrowed funds	4,348	6,066	14,469	19,431

Total interest expense	10,604	15,392	35,296	47,209

Net interest income	14,630	12,831	43,127	39,940
Provision for loan losses	400	75	1,175	525

Net interest income after provision for loan losses	14,230	12,756	41,952	39,415

Other income (loss):
Loan servicing income	121	126	293	356
Fees and service charges	2,625	2,942	8,292	8,724
Net gain (loss) and lower of cost or market adjustment on sales of loans and securities available for sale	466	1,156	344	(11,676)
Net gain from other real estate operations	79	8	97	27
Income from Bank Owned Life Insurance	314	324	957	942
Other	2	6	13	41

Total other income (loss)	3,607	4,562	9,996	(1,586)

Operating expenses:
Compensation and employee benefits	6,166	6,755	17,907	22,227
Occupancy	1,548	1,569	3,943	4,028
Equipment	468	543	1,433	1,631
Marketing	452	359	1,298	1,046
Federal deposit insurance	301	168	952	444
Data processing	779	859	2,375	2,625
General and administrative	2,549	2,357	7,357	8,430
Goodwill impairment	—	—	—	1,014

Total operating expenses	12,263	12,610	35,265	41,445

Income (loss) before provision (benefit) for income taxes	5,574	4,708	16,683	(3,616)
Provision (benefit) for income taxes	1,852	1,582	5,420	(1,597)

Net income (loss)	$3,722	$3,126	$11,263	$(2,019)

Basic earnings (loss) per share	$0.32	$0.27	$0.97	$(0.18)

Diluted earnings (loss) per share	$0.32	$0.27	$0.96	$(0.18)

Average basic shares outstanding	11,678	11,561	11,661	11,522

Average diluted shares outstanding	11,751	11,643	11,722	11,522

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2006	$272	$201,936	$164,121	$(470)	$(6,369)	$(227,170)	$1,457	$(1,457)	$132,320

Comprehensive loss:
Net loss	—	—	(2,019)	—	—	—	—	—	(2,019)
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $1,543)	—	—	—	(2,234)	—	—	—	—	(2,234)

Total comprehensive loss									(4,253)

Stock awards	—	354	—	—	—	—	—	—	354
Treasury stock allocated to restricted stock plan	—	(295)	(3)	—	—	298	—	—	—
Tax benefit of stock plans	—	337	—	—	—	—	—	—	337
Purchase 49,701 shares of common stock	—	—	—	—	—	(1,112)	—	—	(1,112)
Allocation of ESOP stock	—	—	—	—	757	—	—	—	757
ESOP adjustment	—	905	—	—	—	—	—	—	905
Cash dividend - $.60 per share	—	—	(6,784)	—	—	—	—	—	(6,784)
Exercise of stock options	—	—	(998)	—	—	2,045	—	—	1,047
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	(51)	51	—

Balance at September 30, 2007	$272	$203,237	$154,317	$(2,704)	$(5,612)	$(225,939)	$1,406	$(1,406)	$123,571

Balance at December 31, 2007	$272	$203,532	$154,929	$(3,211)	$(5,360)	$(225,856)	$1,307	$(1,307)	$124,306

Comprehensive income:
Net income	—	—	11,263	—	—	—	—	—	11,263
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $3,277)	—	—	—	(6,085)	—	—	—	—	(6,085)
Reclassification adjustment for losses included in net income (net of tax benefit $316)	—	—	—	586	—	—	—	—	586

Total comprehensive income									5,764

Stock awards	—	431	—	—	—	—	—	—	431
Treasury stock allocated to restricted stock plan	—	(172)	(24)	—	—	196	—	—	—
Allocation of ESOP stock	—	—	—	—	219	—	—	—	219
ESOP adjustment	—	249	—	—	—	—	—	—	249
Cash dividend - $.60 per share	—	—	(7,025)	—	—	—	—	—	(7,025)
Exercise of stock options	—	—	(36)	—	—	137	—	—	101
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	(325)	325	—

Balance at September 30, 2008	$272	$204,040	$159,107	$(8,710)	$(5,141)	$(225,523)	$982	$(982)	$124,045

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$11,263	$(2,019)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,276	1,486
Amortization of ESOP	219	757
ESOP adjustment	249	905
Stock award	431	354
Amortization of servicing asset	1,590	1,648
Amortization and impairment of intangible assets	—	1,091
Net premium amortization in excess of discount accretion on securities	32	81
Net amortization of deferred costs and discounts on loans	727	729
Provision for loan losses	1,175	525
Lower of cost or market write-down on loans held for sale	—	9,400
Net gain on sale of real estate owned	(164)	(11)
(Recovery) provision for repurchased loans	(211)	3,760
Net loss on write-off of fixed assets	—	21
Net gain on sales of loans and securities	(133)	(1,484)
Loans repurchased	—	(1,012)
Proceeds from sales of mortgage loans held for sale	79,220	352,373
Mortgage loans originated for sale	(76,582)	(281,342)
Increase in value of Bank Owned Life Insurance	(957)	(942)
Decrease (increase) in interest and dividends receivable	19	(274)
Increase in other assets	(929)	(1,862)
Increase (decrease) in other liabilities	1,405	(12,453)

Total adjustments	7,367	73,750

Net cash provided by operating activities	18,630	71,731

Cash flows from investing activities:
Net decrease in loans receivable	25,520	15,880
Loans repurchased	(968)	(14,128)
Proceeds from sales of loans repurchased	—	8,666
Proceeds from maturities or calls of investment securities available for sale	300	20,780
Proceeds from sale of investment securities available for sale	3,122	—
Purchases of investment securities available for sale	(937)	(681)
Principal payments on mortgage-backed securities available for sale	11,089	10,378
Decrease in Federal Home Loan Bank of New York stock	3,811	3,306
Proceeds from sales of real estate owned	1,089	638
Purchases of premises and equipment	(4,382)	(683)

Net cash provided by investing activities	38,644	44,156

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2008	2007
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$31,958	$(61,387)
(Decrease) increase in short-term borrowings	(37,625)	3,760
Repayments of securities sold under agreements to repurchase with the Federal Home Loan Bank	(12,000)	—
Proceeds from Federal Home Loan Bank advances	57,000	20,000
Repayments of Federal Home Loan Bank advances	(91,000)	(85,000)
Proceeds from other borrowings	—	10,000
Increase in advances by borrowers for taxes and insurance	500	504
Exercise of stock options	101	1,047
Dividends paid	(7,025)	(6,784)
Purchase of treasury stock	—	(1,112)
Tax benefit of stock plans	—	337

Net cash used in financing activities	(58,091)	(118,635)

Net decrease in cash and due from banks	(817)	(2,748)
Cash and due from banks at beginning of period	27,547	32,204

Cash and due from banks at end of period	$26,730	$29,456

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$35,718	$47,590
Income taxes	4,529	227
Non cash activities:
Transfer of loans receivable to real estate owned	1,141	772
Transfer of securities sold under agreements to repurchase to advances	—	21,000

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC, OceanFirst REIT Holdings, LLC, and OceanFirst Services, LLC. The operations of Columbia Home Loans, LLC (“Columbia”) were shuttered in late 2007.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

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

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average shares issued net of Treasury shares	12,365	12,329	12,359	12,317
Less: Unallocated ESOP shares	(614)	(681)	(623)	(710)
Unallocated incentive award shares and shares held by deferred compensation plan	(73)	(87)	(75)	(85)

Average basic shares outstanding	11,678	11,561	11,661	11,522
Add: Effect of dilutive securities:
Stock options	27	15	12	—
Incentive awards and shares held by deferred compensation plan	46	67	49	—

Average diluted shares outstanding	11,751	11,643	11,722	11,522

For the three months ended September 30, 2008 and 2007, 1,200,000 and 1,408,000, respectively, antidilutive stock options were excluded from earnings per share calculations. For the nine months ended September 30, 2008 and 2007, 1,267,000 and 1,312,000, respectively, antidilutive stock options were excluded from earnings per share calculations. In addition, for the nine months ended September 30, 2007, 113,000 antidilutive potential shares of common stock have been excluded from the calculation of average diluted shares outstanding, as the Company incurred a net loss for the period.

Comprehensive Income (Loss)

For the three month periods ended September 30, 2008 and 2007, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $1,685,000 and $1,224,000, respectively. For the nine month periods ended September 30, 2008 and 2007, total comprehensive income (loss) amounted to $5,764,000 and $(4,253,000), respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Real estate:
One-to-four family	$1,052,411	$1,084,687
Commercial real estate, multi-family and land	328,711	326,707
Construction	7,889	10,816
Consumer	215,291	213,282
Commercial	55,982	54,279

Total loans	1,660,284	1,689,771
Loans in process	(2,795)	(2,452)
Deferred origination costs, net	5,207	5,140
Allowance for loan losses	(11,218)	(10,468)

Total loans, net	1,651,478	1,681,991
Less: Mortgage loans held for sale	4,161	6,072

Loans receivable, net	$1,647,317	$1,675,919

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$10,919	$10,619	$10,468	$10,238
Provision charged to operations	400	75	1,175	525
Charge-offs	(104)	(14)	(641)	(84)
Recoveries	3	7	216	8

Balance at end of period	$11,218	$10,687	$11,218	$10,687

Note 3. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and nine months ended September 30, 2008 and 2007 follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$1,705	$5,397	$2,398	$9,600
(Recovery) provision charged to operations	(50)	(200)	(211)	3,760
Loss on loans repurchased	(475)	(2,444)	(1,007)	(10,607)

Balance at end of period	$1,180	$2,753	$1,180	$2,753

The reserve for repurchased loans is established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans, however, the actual types of loans which resulted in loss estimates primarily included subprime loans with 100% financing and all other subprime loans and, to a lesser extent, ALT-A and prime loans. At September 30, 2008, there was one unresolved prime loan repurchase request outstanding which is subject to an arbitration proceeding.

Note 4. Deposits

The major types of deposits at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Type of Account
Non-interest-bearing	$111,604	$103,656
Interest-bearing checking	534,835	454,666
Money market deposit	83,563	84,287
Savings	205,636	187,095
Time deposits	380,110	454,086

	$1,315,748	$1,283,790

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The Company adopted the statement effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s operations. In February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. In October 2008, FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active” was issued which clarifies the applications of SFAS No. 157 in a market that is not active.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$741	$88,055	$—	$88,796

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis were not significant as of September 30, 2008.

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

During 2008, short-term interest rates declined and the interest rate yield curve steepened as compared to 2007. The changing interest rate environment has generally had a positive impact on the Bank’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. Also during 2008, there has been a general weakening of the overall economy coupled with continued concern surrounding the housing market. These conditions have had an adverse impact on the Bank’s results of operations as non-performing loans and the provision for loan losses have increased.

The Company incurred a net loss for the nine months ended September 30, 2007 due to losses at Columbia, the Company’s mortgage banking subsidiary, relating to the origination of subprime loans. In March 2007, Columbia discontinued the origination of all subprime loans and in September 2007, the Bank discontinued all loan origination activity at Columbia. At September 30, 2008, the Bank was still holding subprime loans with a gross principal balance of $5.6 million and a carrying value, net of reserves and lower of cost or market adjustment, of $3.5 million and ALT-A loans with a gross principal balance of $7.3 million and a carrying value, net of reserves and lower of cost or market adjustment, of $6.3 million.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2008 and 2007. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$13,123	$43	1.31%	$17,191	$217	5.05%
Investment securities (1)	60,379	524	3.47	62,836	895	5.70
FHLB stock	19,019	321	6.75	22,432	478	8.52
Mortgage-backed securities (1)	44,984	525	4.67	60,539	688	4.55
Loans receivable, net (2)	1,636,707	23,821	5.82	1,696,679	25,945	6.12

Total interest-earning assets	1,774,212	25,234	5.69	1,859,677	28,223	6.07

Non-interest-earning assets	91,203			102,284

Total assets	$1,865,415			$1,961,961

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$799,671	3,299	1.65	$727,233	3,837	2.11
Time deposits	392,893	2,957	3.01	488,688	5,489	4.49

Total	1,192,564	6,256	2.10	1,215,921	9,326	3.07
Borrowed funds	417,873	4,348	4.16	489,662	6,066	4.96

Total interest-bearing liabilities	1,610,437	10,604	2.63	1,705,583	15,392	3.61

Non-interest-bearing deposits	113,303			116,895
Non-interest-bearing liabilities	18,050			16,834

Total liabilities	1,741,790			1,839,312
Stockholders’ equity	123,625			122,649

Total liabilities and stockholders’ equity	$1,865,415			$1,961,961

Net interest income		$14,630			$12,831

Net interest rate spread (3)			3.06%			2.46%

Net interest margin (4)			3.30%			2.76%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$11,949	$185	2.06%	$11,212	$430	5.11%
Investment securities (1)	62,074	2,374	5.10	69,980	3,661	6.98
FHLB stock	20,280	1,228	8.07	24,575	1,403	7.61
Mortgage-backed securities (1)	48,650	1,710	4.69	63,912	2,127	4.44
Loans receivable, net (2)	1,653,794	72,926	5.88	1,743,488	79,528	6.08

Total interest-earning assets	1,796,747	78,423	5.82	1,913,167	87,149	6.07

Non-interest-earning assets	93,887			101,345

Total assets	$1,890,634			$2,014,512

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$772,577	9,643	1.66	$723,194	11,116	2.05
Time deposits	419,712	11,184	3.55	501,697	16,662	4.43

Total	1,192,289	20,827	2.33	1,224,891	27,778	3.02
Borrowed funds	447,750	14,469	4.31	529,584	19,431	4.89

Total interest-bearing liabilities	1,640,039	35,296	2.87	1,754,475	47,209	3.59

Non-interest-bearing deposits	110,157			115,299
Non-interest-bearing liabilities	17,121			19,153

Total liabilities	1,767,317			1,888,927
Stockholders’ equity	123,317			125,585

Total liabilities and stockholders’ equity	$1,890,634			$2,014,512

Net interest income		$43,127			$39,940

Net interest rate spread (3)			2.95%			2.48%

Net interest margin (4)			3.20%			2.78%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets at September 30, 2008 were $1.876 billion, a decrease of $51.2 million, compared to $1.927 billion at December 31, 2007.

Loans receivable, net decreased by $28.6 million to a balance of $1.647 billion at September 30, 2008, compared to a balance of $1.676 billion at December 31, 2007 primarily related to increased prepayments and the Bank’s ongoing strategy to sell newly-originated select one-to-four family loans partly offset by growth in commercial real estate of $12.0 million.

Deposit balances increased $32.0 million to $1.316 billion at September 30, 2008 from $1.284 billion at December 31, 2007. Core deposits, defined as all deposits excluding time deposits, increased $105.9 million partly offset by a $74.0 million decrease in certificates of deposit as the Bank continued to moderate its pricing for this product. Total Federal Home Loan Bank borrowings decreased by $81.5 million to $323.5 million at September 30, 2008 as compared to $405.0 million at December 31, 2007 primarily due to the reduction in loans receivable, net and the increase in deposits.

Stockholders’ equity at September 30, 2008 was $124.0 million compared to $124.3 million at December 31, 2007. Stockholders’ equity was reduced by an increase in accumulated other comprehensive loss and the cash dividend partly offset by net income.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

General

Net income for the three months ended September 30, 2008 was $3.7 million or $.32 per diluted share, as compared to net income of $3.1 million, or $.27 per diluted share, for the corresponding prior year period. For the nine months ended September 30, 2008, net income was $11.3 million, or $.96 per diluted share, as compared to a net loss of $2.0 million or $.18 per share for the corresponding prior year period.

Interest Income

Interest income for the three and nine months ended September 30, 2008 was $25.2 million and $78.4 million, respectively, as compared to $28.2 million and $87.1 million, respectively, for the three and nine months ended September 30, 2007. The yield on interest-earning assets declined to 5.69% and 5.82%, respectively, for the three and nine months ended September 30, 2008 as compared to 6.07% for both the same prior year periods. Additionally, average interest-earning assets decreased by $85.5 million and $116.4 million, respectively, for the three and nine months ended September 30, 2008 as compared to the same prior year period primarily reflective of the shuttering of Columbia’s mortgage banking operations.

Interest Expense

Interest expense for the three and nine months ended September 30, 2008 was $10.6 million and $35.3 million, respectively, compared to $15.4 million and $47.2 million, respectively, for the three and nine months ended September 30, 2007. The cost of interest-bearing liabilities decreased to 2.63% and 2.87%, respectively, for the three and nine months ended September 30, 2008, as compared to 3.61% and 3.59%, respectively, in the same prior year periods. Additionally, average interest-bearing liabilities decreased by $95.1 million and $114.4 million, respectively, for the three and nine months ended September 30, 2008, as compared to the same prior year periods.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2008 increased to $14.6 million and $43.1 million, respectively, as compared to $12.8 million and $39.9 million, respectively, in the same prior year periods reflecting a higher net interest margin partly offset by lower levels of interest-earning assets. The net interest margin increased to 3.30% and 3.20%, respectively, for the three and nine months ended September 30, 2008 from 2.76% and 2.78%, respectively, in the same prior year periods.

Provision for Loan Losses

For the three and nine months ended September 30, 2008, the Bank’s provision for loan losses was $400,000 and $1.2 million, respectively, compared to $75,000 and $525,000, respectively, in the same prior year periods. Non-performing loans increased $3.7 million at September 30, 2008 to $12.5 million from $8.7 million at December 31, 2007. The non-performing loan total includes $1.4 million of repurchased one-to-four family and home-equity loans and $3.8 million of one-to-four family and home-equity loans which had been held for sale, and were previously written down to their fair market value, including an individual assessment of each loan’s potential credit impairment. Loans receivable, net declined modestly during the first nine months of 2008 while net charge-offs for the three and nine months ended September 30, 2008 were $101,000 and $425,000, respectively, as compared to $7,000 and $76,000 in the same prior year periods. The increase in the provision for loan losses was primarily due to the increase in non-performing loans and the increase in net charge-offs.

Other Income (Loss)

Other income amounted to $3.6 million and $10.0 million, respectively, for the three and nine months ended September 30, 2008, compared to other income of $4.6 and a net loss of $1.6 million, respectively, for the same prior year periods. The net gain (loss) and lower of cost or market adjustment on sales of loans and securities available for sale was $466,000 and $344,000, respectively, for the three and nine months ended September 30, 2008 as compared to a net gain of $1.2 million and a loss of $11.7 million, respectively, for the three and nine months ended September 30, 2007. The net gain for the three months ended September 30, 2008 includes a gain of $117,000 on the sale of an investment security. The net gain for the nine months ended September 30, 2008 includes a $902,000 loss on investment securities transactions. The net loss for the nine months ended September 30, 2007 includes a $9.4 million charge by Columbia to reduce loans held for sale to their current fair market value, a $1.3 million loss on the bulk sale of subprime loans and a $3.8 million charge to supplement the reserve for repurchased loans. For the three and nine months ended September 30, 2008, the Company recognized reversals of the provision for repurchased loans of $50,000 and $211,000, respectively.

Operating Expenses

Operating expenses were $12.3 million and $35.3 million, respectively, for the three and nine months ended September 30, 2008, as compared to $12.6 million and $41.4 million, respectively, in the same prior year periods. The decrease in operating expenses is primarily due to the shuttering of Columbia in late 2007 which eliminated most, but not all, of the expenses related to this entity. Also, operating expenses for the three and nine months ended September 30, 2007 included an expense of $1.0 million representing the write-off of the previously established goodwill on the acquisition of Columbia. Operating expenses for the three and nine months ended September 30, 2008 also benefited from a reduction in retirement plan expense. Operating expenses for the three and nine months ended September 30, 2008 include costs relating to the opening of new branches in Freehold, Waretown and Bayville, New Jersey. Additionally, the Company experienced increased charges relating to vacant office space at Columbia as well as continued elevated professional fees. The elevated professional fees were related to a number of areas, including revision of Bank benefit plans for regulatory compliance and costs associated with Columbia.

Provision (benefit) for Income Taxes

Income tax expense (benefit) was an expense of $1.9 million and $5.4 million, respectively, for the three and nine months ended September 30, 2008, as compared to an expense of $1.6 million and a benefit of $1.6 million, respectively, for the same prior year periods.

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

At September 30, 2008, the Company had outstanding overnight borrowings from the FHLB of $22.5 million as compared to $58.0 million in overnight borrowings at December 31, 2007. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $323.5 million at September 30, 2008, a decrease from $405.0 million at December 31, 2007.

The Company’s cash needs for the nine months ended September 30, 2008 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash was principally utilized for loan originations and to reduce borrowings. For the nine months ended September 30, 2007, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, maturities or calls of investment securities, proceeds from the sale of mortgage loans held for sale and the issuance of debt in the form of trust preferred securities. The cash provided was principally used for loan originations and repurchases, to fund deposit outflows and reduce Federal Home Loan Bank borrowings.

In the normal course of business, the Company routinely enters into various off-balance sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2008, outstanding commitments to originate loans totaled $38.9 million; outstanding unused lines of credit totaled $184.2 million; and outstanding commitments to sell loans totaled $10.6 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $281.4 million at September 30, 2008. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. For the nine months ended September 30, 2008, the Company did not purchase any shares of common stock compared with purchases of 49,701 shares for the nine months ended September 30, 2007 at a total cost of $1.1 million. At September 30, 2008, there were 489,062 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends declared and paid during the first nine months of 2008 were $7.0 million as compared to $6.8 million in the same prior year period. On October 22, 2008, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on November 14, 2008 to stockholders of record at the close of business on October 31, 2008.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary, borrowings and the issuance of debt and trust preferred securities. For the first nine months of 2008, OceanFirst Financial Corp. received a $1.6 million dividend payment from OceanFirst Bank which was supplemented by existing liquidity. OceanFirst Financial Corp.’s ability to continue to pay dividends and repurchase stock will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the Office of Thrift Supervision (“OTS”). Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS has the regulatory authority to require the Bank to maintain tier one core and total risk-based capital ratios that are higher than those required to be “well capitalized,” which may restrict the Bank’s ability to pay dividends to the Company. If the Company requires dividends from the Bank to meet its liquidity needs, it will file the required notice with the OTS; however, the Company cannot predict whether the OTS will approve the Bank’s request to pay a dividend to OceanFirst Financial Corp. The OTS may disapprove a proposed dividend, notwithstanding the Bank’s compliance with its capital requirements, if the dividend raises safety and soundness concerns or if the dividend would violate a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank by the OTS. If the OTS disapproves the Bank’s request to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to repurchase its stock. At September 30, 2008, OceanFirst Financial Corp. held $1.7 million in cash and $2.4 million in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $4.0 million which was not drawn upon at September 30, 2008.

At September 30, 2008, the Bank exceeded all of its regulatory capital requirements with tangible capital of $149.8 million, or 7.9% of total adjusted assets, which is above the required level of $28.3 million or 1.5%; core capital of $149.8 million or 7.9% of total adjusted assets, which is above the required level of $56.6 million, or 3.0%; and risk-based capital of $159.9 million, or 12.5% of risk-weighted assets, which is above the required level of $102.0 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

In October 2008, the United States Treasury announced a Capital Purchase Program (the “Program”) for qualified financial institutions. Under the Program, the Company would be able to issue Senior Preferred Stock and Warrants to the U.S. Treasury equal to 1% to 3% of risk-weighted assets, or $12.8 million to $38.3 million. The Senior Preferred Stock will pay cumulative dividends at the rate of 5% per annum until the fifth anniversary of the date of investment and thereafter at a rate of 9% per annum. In addition, the U.S. Treasury would receive warrants with a term of 10 years to purchase a number of shares of common stock having an aggregate market price equal to 15% of the Senior Preferred Stock amount. The Program has many other terms and conditions, some of which have not been finalized. Although the Bank is well-capitalized, the Company is considering participation in the Program. The application deadline under the Program is November 14, 2008 and any funding would be expected to occur before year end.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $10.6 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2008 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$418,682	$213,182	$143,000	$35,000	$27,500
Commitments to Originate Loans	38,948	38,948	—	—	—
Commitments to Fund Unused Lines of Credit	184,206	184,206	—	—	—

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

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Non-performing loans:
Real estate – One-to-four family	$8,332	$6,620
Commercial Real Estate	3,179	1,040
Construction	—	—
Consumer	844	586
Commercial	129	495

Total non-performing loans	12,484	8,741
REO, net	654	438

Total non-performing assets	$13,138	$9,179

Allowance for loan losses as a percent of total loans receivable	.68%	.62%
Allowance for loan losses as percent of total non-performing loans	89.86	119.76
Non-performing loans as a percent of total loans receivable	.75	.52
Non-performing assets as a percent of total assets	.70	.48

The non-performing loan total includes $1.4 million of repurchased one-to-four family and consumer loans and $3.8 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. The increase in non-performing loans is primarily related to one commercial loan relationship totaling $1.9 million which became non-performing during 2008. The loan relationship is well secured by adequate commercial real estate collateral. Additionally, non-performing one-to-four family loans increased $1.7 million. The Company also classifies assets in accordance with certain regulatory guidelines. At September 30, 2008, the Company had $7.2 million designated as Special Mention, $15.0 million classified as Substandard and $15,000 classified as Doubtful as compared to $8.2 million, $12.4 million and $15,000, respectively, at December 31, 2007. The largest Substandard relationship at September 30, 2008 is comprised of two loans totaling $2.2 million for a service business for which operating revenue is not currently supporting the debt obligation. The largest Special Mention relationship at September 30, 2008 comprised several credit facilities to a large, real estate agency with an aggregate balance of $3.3 million which was current as to payments, but criticized due to poor operating results. The loans are secured by commercial real estate and the personal guarantee of the principals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2008, the Company’s one-year gap was negative 7.58% as compared to negative 9.57% at December 31, 2007.

At September 30, 2008	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$7,711	$—	$—	$—	$—	$7,711
Investment securities	58,573	—	303	—	370	59,246
FHLB stock	—	—	—	—	19,130	19,130
Mortgage-backed securities	5,891	20,289	9,783	6,329	656	42,948
Loans receivable (2)	240,881	391,248	530,212	253,802	242,003	1,658,146

Total interest-earning assets	313,056	411,537	540,298	260,131	262,159	1,787,181

Interest-bearing liabilities:
Money market deposit accounts	3,798	11,395	30,387	37,983	—	83,563
Savings accounts	11,119	27,788	74,102	92,627	—	205,636
Interest-bearing checking accounts	248,016	40,958	109,221	136,640	—	534,835
Time deposits	78,361	203,005	72,486	20,549	5,709	380,110
FHLB advances	47,500	98,000	143,000	35,000	—	323,500
Securities sold under agreements to repurchase	67,682	—	—	—	—	67,682
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	478,976	381,146	429,196	322,799	10,709	1,622,826

Interest sensitivity gap (3)	$(165,920)	$30,391	$111,102	$(62,668)	$251,450	$164,355

Cumulative interest sensitivity gap	$(165,920)	$(135,529)	$(24,427)	$(87,095)	$164,355	$164,355

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(9.28)%	(7.58)%	(1.37)%	(4.87)%	9.20%	9.20%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2008 and December 31, 2007. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2007.

	September 30, 2008					December 31, 2007
	Net Portfolio Value		NPV Ratio	Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change		Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	147,656	(22.0)%	8.3%	56,232	(8.0)%	$125,181	(25.3)%	6.8%	$51,081	(10.2)%
100	171,142	(9.6)	9.4	58,962	(3.5)	149,672	(10.7)	8.0	54,350	(4.4)
Static	189,378	—	10.2	61,100	—	167,675	—	8.7	56,872	—
(100)	193,596	2.2	10.2	61,329	0.4	171,050	2.0	8.8	57,770	1.6
(200)	181,702	(4.1)	9.6	57,482	(5.9)	163,057	(2.8)	8.4	56,245	(1.1)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2007 Annual Report on Form 10-K. There were no other material changes in risk factors relevant to the Company’s operations since December 31, 2007 except as discussed below.

Changes in the fair value of securities may reduce stockholders’ equity and net income.

At September 30, 2008, the Company maintained a securities portfolio of $88.8 million all of which was classified as available for sale. The estimated fair value of the available for sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which are considered in the analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

At September 30, 2008, the securities available for sale portfolio included corporate trust preferred securities issued by national and regional banks. The portfolio consisted of eleven $5,000,000 issues spread between eight issuers. At September 30, 2008, the securities had a book value of $55.0 million and an estimated fair value of $40.8 million. The Company may be required to recognize an other-than-temporary impairment charge related to these securities if the fair values do not recover in the future.

Proposed increases in Federal deposit insurance will adversely affect the Company’s earnings.

The Federal Deposit Insurance Corp. (“FDIC”) has proposed new rules which will increase deposit insurance assessment rates and alter the way it differentiates for risk in the risk-based assessment system. The proposed rule will likely increase the Company’s Federal deposit insurance beginning in 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2008 is as follows:

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	-0-	-0-	-0-	489,062
August 1, 2008 through August 31, 2008	-0-	-0-	-0-	489,062
September 1, 2008 through September 30, 2008	-0-	-0-	-0-	489,062

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

OceanFirst Financial Corp.
Registrant

DATE: November 10, 2008	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: November 10, 2008	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	21

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	22

32.0	Section 1350 Certifications	23