Form 10-K
period 2008-12-31
OCEANFIRST FINANCIAL CORP
filed 2009-03-13
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number: 001-11713

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $205,356,402, based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 9, 2009 was 12,364,573.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2008, are incorporated by reference into Part II of this Form 10-K.

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) was organized by the Board of Directors of OceanFirst Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank’s conversion from mutual to stock form, which was completed on July 2, 1996. At December 31, 2008, the Company had consolidated total assets of $1.9 billion and total stockholders’ equity of $119.8 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a Federal savings and loan association in 1945. The Bank became a Federally-chartered mutual savings bank in 1989. The Bank’s principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans. To a lesser extent, the Bank invests in other types of loans including commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. On August 18, 2000 the Bank acquired Columbia Home Loans, LLC (“Columbia”), a mortgage banking company based in Westchester County, New York. As a mortgage banking subsidiary of the Bank, Columbia originated, sold and serviced a full product line of residential mortgage loans. Columbia sold virtually all loan production into the secondary market, except that the Bank often purchased adjustable-rate and fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. In September 2007, the Bank discontinued all of the loan origination activity of Columbia. The Bank retained Columbia’s loan servicing portfolio. The Bank periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, New Jersey, and twenty-two additional branch offices. Eighteen of the offices are located in Ocean County with four located in Monmouth County and one located in Middlesex County, New Jersey. The Bank’s deposit gathering base is concentrated in the communities surrounding its offices. While the Bank’s lending activities are concentrated in the sub markets served by its branch office network, lending activities extend throughout New Jersey. Lending activities are also supported by a loan production office in Kenilworth, New Jersey. The Bank also maintains a trust and wealth management office in Manchester, New Jersey.

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

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 2008, the Bank had total loans outstanding of $1.662 billion, of which $1.039 billion or 62.5% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $329.8 million of commercial real estate, multi-family and land loans, or 19.8% of total loans; $10.6 million of real estate construction loans, or 0.7% of total loans; $222.8 million of consumer loans, primarily home equity loans and lines of credit, or 13.4% of total loans; and $59.8 million of commercial loans, or 3.6% of total loans. Included in total loans are $3.9 million in loans held for sale at December 31, 2008. At that same date, 54.5% of the Bank’s total loans had adjustable interest rates.

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate:
One-to-four family	$1,039,375	62.52%	$1,084,687	64.20%	$1,231,716	68.77%	$1,187,226	69.83%	$1,126,585	72.70%
Commercial real estate, multi-family and land	329,844	19.84	326,707	19.33	306,288	17.10	281,585	16.56	243,299	15.70
Construction	10,561.65		10,816.64		13,475.75		22,739	1.34	19,189	1.23
Consumer (1)	222,797	13.40	213,282	12.62	190,029	10.61	146,911	8.64	99,279	6.41
Commercial	59,760	3.59	54,279	3.21	49,693	2.77	61,637	3.63	61,290	3.96

Total loans	1,662,337	100.00%	1,689,771	100.00%	1,791,201	100.00%	1,700,098	100.00%	1,549,642	100.00%

Loans in process	(3,586)		(2,452)		(2,318)		(7,646)		(5,970)
Deferred origination costs, net	5,195		5,140		5,723		4,596		3,888
Unamortized discount, net	—		—		—		—		(4)
Allowance for loan losses	(11,665)		(10,468)		(10,238)		(10,460)		(10,688)

Total loans, net	1,652,281		1,681,991		1,784,368		1,686,588		1,536,868
Less:
Mortgage loans held for sale	3,903		6,072		82,943		32,044		63,961

Loans receivable, net	$1,648,378		$1,675,919		$1,701,425		$1,654,544		$1,472,907

Total loans:
Adjustable rate	$906,674	54.54%	$924,117	54.69%	$885,342	49.43%	$975,672	57.39%	$849,034	54.79%

Fixed rate	755,663	45.46	765,654	45.31	905,859	50.57	724,426	42.61	700,608	45.21

	$1,662,337	100.00%	$1,689,771	100.00%	$1,791,201	100.00%	$1,700,098	100.00%	$1,549,642	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and automobile loans.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2008. The table does not include principal repayments. Principal repayments, including prepayments on total loans was $410.8 million, $561.6 million, and $563.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

	At December 31, 2008
	One-to-four family	Commercial real estate, multi-family and land	Construction	Consumer	Commercial	Total Loans Receivable
	(In thousands)
One year or less	$7,120	$61,460	$10,561	$299	$24,822	$104,262

After one year:
More than one year to three years	1,608	50,131	—	2,417	17,263	71,419
More than three years to five years	15,098	87,738	—	5,542	8,661	117,039
More than five years to ten years	127,389	88,451	—	29,751	5,514	251,105
More than ten years to twenty years	103,149	35,098	—	184,788	3,500	326,535
More than twenty years	785,011	6,966	—	—	—	791,977

Total due after December 31, 2009	1,032,255	268,384	—	222,498	34,938	1,558,075

Total amount due	$1,039,375	$329,844	$10,561	$222,797	$59,760	1,662,337

Loans in process						(3,586)
Deferred origination costs, net						5,195
Allowance for loan losses						(11,665)

Total loans, net						1,652,281

Less: Mortgage loans held for sale						3,903

Loans receivable, net						$1,648,378

The following table sets forth at December 31, 2008, the dollar amount of total loans receivable contractually due after December 31, 2009, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to-four family	$374,004	$658,251	$1,032,255
Commercial real estate, multi-family and land	196,023	72,361	268,384
Consumer	132,010	90,488	222,498
Commercial	16,305	18,633	34,938

Total loans receivable	$718,342	$839,733	$1,558,075

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

In September 2007, the Bank discontinued all loan origination activity at Columbia. Columbia entered into loan sale agreements with investors in the normal course of business. The loan sale agreements may have required Columbia to repurchase certain loans previously sold in the event of an early payment default, generally defined as the failure by the borrower to make a payment within a designated period early in the loan term. Columbia may also have been required to repurchase loans in the event of a breach of a representation or warranty or a misrepresentation during the loan origination process. A portion of Columbia’s loan production consisted of subprime and Alt-A mortgage loans which were made to individuals whose borrowing needs were generally not fulfilled by traditional loan products because they did not satisfy the credit documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. These mortgage loans were generally underwritten to investor specifications, subjected to investor due diligence and subsequently sold to investors. Despite these procedures, the risk of an early payment default and subsequent repurchase of these loans is significantly greater than conventional mortgage loans. For the year ended December 31, 2007, Columbia originated $241.0 million in total loans, of which $38.6 million was in subprime loans, representing 16.0% of the total loans it originated. For the year ended December 31, 2006, Columbia originated $728.3 million in total loans, of which $299.8 million was in subprime loans, representing 41.2% of the total loans it originated. Included in these amounts were $8.7 million and $148.2 million for the years ended December 31, 2007 and 2006, respectively, of a new subprime loan product which Columbia began offering in 2006. This product provided the borrower with 100% financing relative to the value of the underlying property. In March of 2007, Columbia discontinued the origination of subprime loans. For the year ended December 31, 2007, the Bank utilized $15.5 million to repurchase loans from investors of which $12.2 million were subsequently resold. At December 31, 2008, the Bank was holding subprime loans with a gross principal balance of $5.3 million and a carrying value, net of reserves and lower of cost or market adjustment, of $3.3 million. Also, at December 31, 2008, the Bank was holding Alt-A loans, originally originated by Columbia, with a gross principal balance of $5.7 million and a carrying value, net of reserves and lower of cost or market adjustment, of $4.9 million.

At December 31, 2008 the Bank maintained a reserve for repurchased loans of $1.1 million related to potential losses on loans sold which may have to be repurchased due to an early payment default or a violation of a representation or warranty. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. In order to estimate an appropriate reserve for repurchased loans, the Bank considers recent and historical experience, product type and volume of recent whole loan sales and the general economic environment. Management believes that the Bank has established and maintained the reserve for repurchased loans at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.

The Bank also periodically sells part of its mortgage production in order to manage interest rate risk and liquidity. See “Loan Servicing.” At December 31, 2008 there were $3.9 million in loans categorized as held for sale which are recorded at the lower of cost or fair market value.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held for sale, for the periods indicated.

	For the Year December 31,
	2008	2007	2006
	(In thousands)
Total loans:
Beginning balance	$1,689,771	$1,791,201	$1,700,098

Loans originated:
One-to-four family	252,899	487,289	900,595
Commercial real estate, multi-family and land	64,922	94,981	93,555
Construction	3,021	4,175	8,814
Consumer	79,236	166,158	225,663
Commercial	85,796	78,896	115,814

Total loans originated	485,874	831,499	1,344,441

Total	2,175,645	2,622,700	3,044,539
Loans repurchased from investors	968	15,495	—
Less:
Principal repayments	410,783	561,621	563,707
Sales of loans	102,022	385,962	689,561
Transfer to REO	1,471	841	70

Total loans	$1,662,337	$1,689,771	$1,791,201

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

At December 31, 2008, the Bank’s total loans outstanding were $1.662 billion, of which $1.039 billion, or 62.5%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loan was approximately $188,000 at December 31, 2008. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one-, three-, five- or ten-years. The Bank’s ARM loans generally provide for periodic (not less than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.50% to 3.25% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.50% to 3.25% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer interest-only ARM loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term and then convert to a fully amortizing loan until maturity. Borrowers for interest-only ARM loans originated for portfolio are qualified at the fully indexed rate when the loan reprices in less than five years and are qualified at the fully amortized payment when the loan reprices in more than five years. The interest-only feature will result in future increases in the borrower’s loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2008 was $172.9 million, or 16.7% of total one-to-four family mortgages.

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

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained (up to 100% for certain Community Reinvestment Act related programs covered by private mortgage insurance). Generally, independent appraisals are obtained for loans secured by real property, however, as allowed by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), under certain defined circumstances, a real estate collateral analysis is obtained instead. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 63% at December 31, 2008. Title insurance is required for all first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

While the Bank obtains full verification of income on the majority of residential borrowers, it also originates stated income (no income verified) loans on a limited basis. The Bank currently offers stated income loans only to self-employed borrowers for purposes of financing primary residences and second home properties. In approving stated income loans, the Bank assesses the reasonableness of the stated income as compared with the borrower’s profession. Borrowers for stated income loans generally require good to excellent credit profiles, lower loan-to-value ratios and a higher level of verified liquidity. The Bank currently offers stated income loans up to a maximum 75% loan to value for loan amounts up to $500,000. To qualify under this product, the borrower must have a minimum FICO credit score of 680 and have liquid reserves equal to or greater than 20% of the loan amount. The Bank also offers stated income loans up to a maximum of 70% loan to value for loan amounts up to $650,000. To qualify under this product, the borrower must show a minimum FICO credit score of 700 and have liquid reserves equal to or greater than 20% of the loan amount. The amount of stated income loans at December 31, 2008 was $60.0 million, or 5.8% of total one-to-four family mortgages.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities, the majority of which are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to twenty five years with fixed or adjustable rates which are indexed to a margin above the corresponding U.S. Treasury constant maturity yield. These margins have widened considerably during 2008, as Treasury rates declined to historical lows. The loans typically contain prepayment penalties over the initial three to five years. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal for all commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2008 was $329.8 million, or 19.8% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2008 was a performing loan for which the Bank had an outstanding carrying balance of $8.3 million, secured by a first mortgage on commercial real estate used as a health care facility. The average size of the Bank’s commercial real estate loans at December 31, 2008 was approximately $445,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2008 the Bank had an outstanding balance in commercial construction loans of $19.4 million.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly-selective basis. The Bank’s multi-family loans and land loans at December 31, 2008 and 2007, totaled $7.9 million and $6.4 million, respectively.

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

Residential Construction Lending. At December 31, 2008, residential construction loans totaled $10.6 million, or 0.7%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms generally not exceeding 18 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally 0.5% to 2.0% above the prime rate (as published in the Wall Street Journal). The Bank’s construction loans increase the interest rate sensitivity of its earning assets. At December 31, 2008, the Bank had 22 residential construction loans, with the largest exposure relating to a $1.5 million performing loan. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts typically no greater than 75% of the appraised value of the land and the building. Once construction is complete, the loans are either paid in full or converted to permanent amortizing loans with maturities similar to the Bank’s other one-to-four family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans. The Bank also offers consumer loans. At December 31, 2008, the Bank’s consumer loans totaled $222.8 million, or 13.4% of the Bank’s total loan portfolio. Of that amount, home equity loans comprised $132.2 million, or 59.3%; home equity lines of credit comprised $90.0 million, or 40.4%; loans on savings accounts totaled $191,000, or 0.1%; and automobile and overdraft line of credit loans totaled $419,000 or 0.2%.

The Bank originates home equity loans typically secured by second liens on one-to-four family residences. These loans are originated as either adjustable-rate or fixed-rate loans with terms ranging from 5 to 20 years. Home equity loans are typically made on owner-occupied, one-to-four family residences and generally to Bank customers. Generally, these loans are subject to an 80% loan-to-value limitation, including any other outstanding mortgages or liens. The Bank also offers a variable-rate home equity line of credit which extends a credit line based on the applicant’s income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for its home equity lines of credit. The Bank does, however, charge early termination fees should a line of credit be closed within three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10, 15 or 20 year amortization period. The Bank also offers home equity lines of credit which require the payment of interest only during the first five years with fully amortizing payments thereafter. Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The Bank currently maintains a 4.0% floor rate on new originations. The loans have an 18% lifetime cap on interest rate adjustments.

Commercial Lending. At December 31, 2008, commercial loans totaled $59.8 million, or 3.6% of the Bank’s total loans outstanding. The Commercial Lending group’s primary function is to service the business communities’ banking and financing needs in the Bank’s primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision. The Bank generally requires the personal guarantee of the principal borrowers for all commercial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2008 was a performing loan with an outstanding balance of $5.9 million which was secured by a first lien on all corporate assets. The average size of the Bank’s commercial loans at December 31, 2008 was approximately $129,000.

Loan Approval Procedures and Authority. The Board of Directors establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board of Directors has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. New borrowers with a total exposure in excess of $3.0 million require approval by the Management Credit Committee. All borrowers with a total exposure in excess of $7.0 million require approval by the Board of Directors. A minimum of two employees’ signatures are required to approve residential loans over conforming loan limits. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2008 amounted to $22.9 million. At December 31, 2008, the Bank’s maximum loan exposure to a single borrower was $11.5 million, although the amount outstanding at December 31, 2008 was $8.8 million. This relationship consists of five separate credit facilities secured by corporate assets, commercial real estate and equipment. All loans in this relationship are performing. The largest outstanding balance to a single borrower was $10.8 million. This relationship consists of eight separate credit facilities all secured by commercial or residential real estate. All loans in this relationship are performing.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank or Columbia. At December 31, 2008, the Bank was servicing $977.4 million of loans for others. At December 31, 2008, 2007 and 2006 the balance of mortgage servicing rights totaled $7.2 million, $8.9 million and $9.8 million, respectively. For the years ended December 31, 2008, 2007 and 2006, loan servicing income, net of related amortization totaled $385,000, $468,000 and $515,000, respectively. The Bank evaluates mortgage servicing rights for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2008, 2007, and 2006. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected repayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year. In addition, the Chief Risk Officer compiles a quarterly list of all classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. In the case of residential mortgage loans, the Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to remain in their home and satisfy the loan terms. The Bank plans to utilize the HOPE NOW loan modification reporting standards as well as the President’s Homeowner Affordability and Stability Plan to mitigate foreclosure actions. HOPE NOW is an alliance between counselors, mortgage market participants and mortgage servicers to create a unified, coordinated plan to reach and help as many homeowners as possible. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. The Homeowner Affordability and Stability Plan’s goal is to incent lenders to engage in sustainable mortgage modifications. The plan provides lenders with incentives to reduce rates on mortgages to a specified affordability level. The plan also provides access to low cost refinancing for responsible homeowners affected by falling home prices.

The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings institutions. At December 31, 2008, the Bank had $17.2 million of assets, including all REO, classified as “Substandard”, $14,300 of assets classified as “Doubtful” and no assets classified as “Loss”. Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention”. Special Mention assets totaled $9.0 million at December 31, 2008. Loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. The Substandard category includes two commercial loan relationships totaling $4.0 million which became non-performing during 2008. The first loan relationship totals $2.1 million and is adequately secured by commercial real estate collateral and personal guarantees. The second loan relationship totals $1.9 million and is well-secured by commercial real estate collateral. The largest Special Mention relationship comprised several credit facilities to a large, real estate agency with an aggregate balance of $3.3 million which was current as to payments, but criticized due to declining revenue and operating losses of the borrower. The loans are secured by commercial real estate and the personal guarantee of the principals. A second Special Mention relationship of $3.2 million is outstanding to a leasing company. The loan is secured by commercial real estate, auto titles, other business assets and personal guarantees.

Non-Accrual Loans and REO

The following table sets forth information regarding non-accrual loans and REO. The Bank had no troubled-debt restructured loans and five REO properties at December 31, 2008. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $913,000, $210,000, $189,000, $115,000 and $128,000.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$8,696	$6,620	$2,703	$1,084	$1,337
Commercial real estate, multi-family and land	5,527	1,040	286	—	744
Consumer	1,435	586	281	299	784
Commercial	385	495	1,255	212	623

Total	16,043	8,741	4,525	1,595	3,488
REO, net(1)	1,141	438	288	278	288

Total non-performing assets	$17,184	$9,179	$4,813	$1,873	$3,776

Allowance for loan losses as a percent of total loans receivable (2)	.70%	.62%	.57%	.62%	.69%

Allowance for loan losses as a percent of total non-performing loans (3)	72.71	119.76	226.25	655.80	306.42

Non-performing loans as a percent of total loans receivable (2)(3)	.97	.52	.25	.09	.23

Non-performing assets as a percent of total assets (3)	.92	.48	.23	.09	.20

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans receivable and mortgage loans held for sale.
(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

The non-performing loan total includes $1.4 million of repurchased one-to-four family and consumer loans and $3.2 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value. Of the $4.6 million in loans written down to fair market value, $4.0 million was subprime or Alt-A loans.

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

The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses. The analysis considers known and inherent risks in the loan portfolio resulting from management’s continuing review of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan.

The Bank’s allowance for loan losses consists of a specific allowance and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal whenever a loan secured by real estate becomes 90 days delinquent. The specific allowance represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various risk tranches based on type of loan (mortgage, consumer and commercial); and certain underwriting characteristics. An estimated loss factor is then applied to each risk tranche. The loss factors are determined based upon historical loan loss experience, current economic conditions, underwriting standards, internal loan review results and other factors.

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

As of December 31, 2008 and 2007, the Bank’s allowance for loan losses was .70% and .62%, respectively, of total loans. The Bank had non-accrual loans of $16.0 million and $8.7 million at December 31, 2008 and 2007, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$10,468	$10,238	$10,460	$10,688	$10,802

Charge-offs:
Real Estate:
One-to-four family	884	107	113	11	175
Commercial real estate, multi-family and land	—	—	—	—	—
Consumer	—	—	6	—	—
Commercial	—	370	450	673	312

Total	884	477	569	684	487

Recoveries	306	7	197	106	73

Net charge-offs	578	470	372	578	414

Provision for loan losses	1,775	700	150	350	300

Balance at end of year	$11,665	$10,468	$10,238	$10,460	$10,688

Ratio of net charge-offs during the year to average net loans outstanding during the year	.03%	.03%	.02%	.04%	.03%

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2008			2007			2006			2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One- to- Four family	$3,193	27.37%	62.52%	$2,238	21.38%	64.20%	$2,828	27.62%	68.77%	$2,181	20.85%	69.83%	$1,940	18.15%	72.70%

Commercial real estate, multi- family and land	3,580	30.69	19.84	3,547	33.88	19.33	3,034	29.64	17.10	3,080	29.44	16.56	3,895	36.44	15.70

Construction	52	0.45	0.65	63.60		.64	84.82		.75	113	1.08	1.34	144	1.35	1.23

Consumer	1,924	16.49	13.40	1,587	15.16	12.62	1,490	14.55	10.61	1,146	10.96	8.64	1,037	9.70	6.41

Commercial	1,442	12.36	3.59	1,329	12.70	3.21	1,324	12.93	2.77	1,909	18.25	3.63	1,970	18.43	3.96

Unallocated	1,474	12.64	—	1,704	16.28	—	1,478	14.44	—	2,031	19.42	—	1,702	15.93	—

Total	$11,665	100.00%	100.00%	$10,468	100.00%	100.00%	$10,238	100.00%	100.00%	$10,460	100.00%	100.00%	$10,688	100.00%	100.00%

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

Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2008, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

Investment Securities. As of December 31, 2008 investment securities primarily consisted of corporate debt securities which were issued by national and regional banks. The portfolio consisted of eleven $5.0 million issues spread among eight issuers. Each security maintains an investment grade credit rating of BBB or better as rated by one of the internationally-recognized credit rating services. All of the financial institutions were considered well-capitalized and continue to make interest payments under the terms of the debt securities. No interest payments have been deferred. Based upon management’s analysis, the financial institutions have the ability to meet debt service requirements for the foreseeable future. These floating rate securities were purchased during the period of May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating rate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread over LIBOR increased for new issuances of these types of securities causing a decline in the market price on the older issuances. In addition, the market for these types of securities has become increasingly illiquid and volatile in the current economic environment. Although these investment securities are available for sale, the Company has the intent and the ability to hold these securities until maturity or market recovery at which time the Company expects to receive the fully amortized cost.

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

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities. At December 31, 2008, mortgage-backed securities totaled $40.8 million, or 2.2% of total assets, and all were directly insured or guaranteed by FHLMC, FNMA and GNMA.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Beginning balance	$54,137	$68,369	$85,025

Mortgage-backed securities purchased	—	—	6,439

Less: Principal repayments	(13,431)	(14,653)	(17,117)

Amortization of premium	(72)	(197)	(353)

Sales	—	—	(6,389)

Change in net unrealized gain on mortgage-backed securities available for sale	167	618	764

Ending balance	$40,801	$54,137	$68,369

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Mortgage-backed securities:
FHLMC	$9,593	$9,687	$11,845	$11,862	$14,726	$14,649
FNMA	29,597	29,629	40,559	40,482	52,264	51,684
GNMA	1,407	1,485	1,696	1,793	1,960	2,036

Total mortgage-backed securities	$40,597	$40,801	$54,100	$54,137	$68,950	$68,369

Investment Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Investment securities:

U.S. agency obligations	$302	$314	$297	$298	$290	$289

State and municipal obligations	150	150	1,747	1,756	1,747	1,768

Corporate debt securities	55,000	31,686	54,973	49,674	75,655	74,060

Equity investments	2,196	2,214	5,586	5,897	4,905	6,267

Total investment securities	$57,648	$34,364	$62,603	$57,625	$82,597	$82,384

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2008. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2008
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Investment securities:
U.S. agency obligations	$—	$302	—	$—	$302	$314
State and municipal obligations (1)	150	—	—	—	150	150
Corporate debt securities (2)	—	—	—	55,000	55,000	31,686

Total investment securities	$150	$302	—	$55,000	$55,452	$32,150

Weighted average yield	2.83%	3.65%	—	3.78%	3.78%

Mortgage-backed securities:
FHLMC	$1	$4	$16	$9,572	$9,593	$9,687
FNMA	—	4	—	29,593	29,597	29,629
GNMA	—	7	16	1,384	1,407	1,485

Total mortgage-backed securities	$1	$15	$32	$40,549	$40,597	$40,801

Weighted average yield	12.34%	12.14%	8.81%	4.89%	4.89%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities with maturities over one year carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Sources of Funds

General. Deposits, loan and mortgage-backed securities repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest bearing accounts and time deposits. For the year ended December 31, 2008, time deposits constituted 31.4% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not currently use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net (withdrawals) deposits	$(36,030)	$(124,410)	$(16,844)
Interest credited on deposit accounts	26,372	35,872	32,604

Total (decrease) increase in deposit accounts	$(9,658)	$(88,538)	$15,760

At December 31, 2008 the Bank had $75.6 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$27,192	2.61%
Over three through six months	17,708	2.63
Over six through 12 months	17,733	3.11
Over 12 months	12,975	3.61

Total	$75,608	2.90

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Money market deposit accounts	$84,605	6.49%	1.29%	$94,374	7.10%	1.67%	$117,935	8.59%	1.69%
Savings accounts	200,761	15.41	1.00	195,948	14.73	.99	219,879	16.02	.79
Interest-bearing checking accounts	500,540	38.42	1.94	435,433	32.74	2.60	379,997	27.69	2.16
Non-interest-bearing accounts	107,976	8.29	—	112,649	8.47	—	120,482	8.78	—
Total time deposits	408,870	31.39	3.42	491,465	36.96	4.42	534,056	38.92	4.02

Total average deposits	$1,302,752	100.00%	2.06	$1,329,869	100.00%	2.75	$1,372,349	100.00%	2.43

Borrowings. From time-to-time the Bank has obtained term advances from the Federal Home Loan Bank of New York (“FHLB-NY”) as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $99.4 million which expires July 31, 2009. The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $99.4 million which also expires on July 31, 2009. The Bank expects both lines to be renewed upon expiration. When utilized, both lines carry a floating interest rate of 10-15 basis points over the current Federal funds rate and are secured by the Bank’s mortgage loans, and FHLB-NY stock. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2008, the Bank had $83.9 million borrowed under the FHLB-NY lines of credit and $276.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency, corporates and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third party custodian. At December 31, 2008, the Bank had borrowed $62.4 million through securities sold under agreements to repurchase.

The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2008, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities

At December 31, 2008 the Bank owned three subsidiaries – Columbia Home Loans, LLC (inactive), OceanFirst Services, LLC and OceanFirst REIT Holdings, LLC.

Columbia Home Loans, LLC was acquired by the Bank on August 18, 2000 and operated as a mortgage banking subsidiary based in Westchester County, New York. Columbia originated, sold and serviced a full product line of residential mortgage loans primarily in New York and New Jersey. Loans were originated through retail branches and a network of independent mortgage brokers and, to a lesser extent direct Internet sales. Columbia sold virtually all loan production in the secondary market or, to a lesser extent, to the Bank. In September 2007, the Bank discontinued all of the loan origination activity of Columbia, the offices were closed and all employees were either discharged or reassigned. The Bank retained Columbia’s loan servicing portfolio.

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

OceanFirst REIT Holdings, LLC. was established in 2007 and acts as the holding company for OceanFirst Realty Corp. OceanFirst REIT Holdings, LLC was converted to the corporate form of organization on January 1, 2009 and renamed OceanFirst REIT Holdings, Inc. OceanFirst Realty Corp. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of OceanFirst Realty Corp., the Bank transferred $668 million of mortgage loans to this subsidiary.

Personnel

As of December 31, 2008, the Bank had 361 full-time employees and 69 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Capital Purchase Program

On January 16, 2009, (the “Closing Date”), as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms attached thereto (“Securities Purchase Agreement”) with the Treasury, pursuant to which the Company agreed to issue and sell, and the Treasury agreed to purchase, (i) 38,263 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 380,853 shares of the Company’s common stock, $0.01 par value (“Common Stock”), at an exercise price of $15.07 per share, for an aggregate purchase price of $38,263,000 in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Notwithstanding any provision in the Securities Purchase Agreement, the recently enacted American Recovery and Reinvestment Act of 2009 permits the Company, with the approval of the Secretary of the Treasury after consultation with the OTS, to redeem the preferred shares without regard to whether the Company has raised gross proceeds from a Qualified Equity Offering or any other source and without regard to any waiting period. In the event the Company would redeem the preferred shares, the Treasury must liquidate warrants at the current market price.

The Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 380,853 shares of Common Stock issuable upon exercise of the Warrant, in the aggregate, prior to December 31, 2009. In the event the Company elects to redeem the Preferred Shares prior to December 31, 2009, the number of the shares of Common Stock underlying the portion of the Warrant then held by the Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant. Unless both the holder and the Company agree otherwise, the exercise of the Warrant will be a net exercise (i.e., the holder does not pay cash but gives up shares with a market value at the time of exercise equal to the exercise price, resulting in a net settlement with significantly fewer than the 380,853 shares of Common Stock being issued).

The Securities Purchase Agreement, pursuant to which the Preferred Shares and the Warrant were sold, contains limitations on the payment of dividends on the Common Stock (including with respect to the payment of cash dividends in excess of $0.20 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008) and on the Company’s ability to repurchase its Common Stock and repurchase or redeem its trust preferred securities, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”). As a condition to the closing of the transaction, each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel III and John K. Kelly, the Company’s Senior Executive Officers (as defined in the Securities Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into a senior executive officer agreement (“Senior Executive Officer Agreement”) with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Company acquired pursuant to the Securities Purchase Agreement or the Warrant, to comply with Section 111(b) of the EESA.

The Securities Purchase Agreement and all related documents may be amended unilaterally by the Treasury to the extent required to comply with any changes in applicable federal statutes after the execution thereof.

On October 20, 2008, the U.S. Department of the Treasury issued an interim final rule (the “Initial Rule”) which requires that the compensation committee of every TARP participant must promptly after, and in no event more than 90 days after, completion of the CPP investment, and annually thereafter, review with senior risk officers the compensation arrangements of senior executive officers (“SEO”) to ensure that such arrangements do not encourage SEOs to take unnecessary and excessive risks and to discuss and review the relationship between risk management policies and SEO incentive compensation. The compensation committee must certify that is has completed the reviews of the SEO compensation set forth above and provide such certification in the proxy statement of the company. In addition, a TARP participant must: require that SEO bonus and incentive compensation paid during the period that the Treasury holds an equity or debt position acquired under the CPP be subject to recovery or “clawback” by the financial institution if the payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; prohibit any “golden parachute payments” within the meaning of section 111(b) of EESA; and forgo income tax deductions for compensation deductions for payments to SEOs that would be prohibited by section 162(m)(5) of the Internal Revenue Code if that section applied to the TARP participant. Code section 162(m)(5) generally limits to $500,000 the deduction for compensation paid to certain executives.

On January 16, 2009, the U.S. Department of the Treasury released an interim final rule (the “Proposed

Rule”) to provide additional requirements and guidance for all institutions receiving TARP funds under the CPP. The Proposed Rule amends and supplements the Initial Rule, which remains in effect. The Proposed Rule requires new CEO certifications as to compliance with the executive compensation limitations and provides a few clarifications to the Initial Rule. The Proposed Rule will be effective upon publication in the Federal Register. However, it is not known at this point when the Proposed Rule will be effective because of the Obama administration directive on January 20, 2009, suspending Federal Register publication of all rulemaking until review and approval by President Obama’s designees. The final form of the Proposed Rule will probably be revised to reflect the legislation described in the following paragraph.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which amended the executive compensation provisions found in section 111 of EESA. Under ARRA, each TARP recipient will be subject to standards established by the Secretary of the Treasury and the provisions of section 162(m)(5) of the Internal Revenue code, which generally limit deductions for senior executive compensation to $500,000. The standards established by the Secretary must include the following restrictions that apply during the period in which any obligation arising from financial assistance provided under TARP remains outstanding: (i) limits on compensation that exclude incentives for senior executive officers of TARP recipients to take unnecessary and excessive risks that threaten the value of such recipient; (ii) a provision for recovery of any bonus, retention award or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate; (iii) a prohibition on such TARP recipient from paying any golden parachute payment to a senior executive officer and any of the next 5 most highly-compensated employees of the TARP recipient; (iv) a prohibition on such TARP recipient paying or accruing any bonus, retention award or incentive compensation, except for the payment of long-term restricted stock that does not fully vest during the period in which any financial assistance provided to the TARP recipient remains outstanding, has a value that is not greater than  1/3 the total annual compensation of the employee receiving the stock, and is subject to such other terms as determined by the Secretary; (v) a prohibition on any compensation that would encourage the manipulation of the reported earnings of the TARP recipient to enhance compensation of any employee and (vi) a requirement for the establishment of a Board Compensation Committee that meets the requirements set forth below. The restrictions in (iv) above apply to such numbers of officers and employees of the TARP recipient depending on the amount of financial assistance received. In the case of the Company, the restriction would apply to the 5 most highly-compensated employees of the Company. This restriction does not apply to any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009. The chief executive officer and chief financial officer of the Company must provide a written certification of compliance by the TARP recipient with the requirements described above, which must be filed with the SEC.

Under ARRA, the Company must establish a Board Compensation Committee comprised entirely of independent directors. The Company’s Human Resources/Compensation Committee complies with this requirement. Such Committee must meet at least semi-annually to discuss and evaluate employee compensation plans in light of any proposed risk to the TARP recipient from such plans. The Board must develop a company-wide policy regarding excessive or luxury expenditures, including expenditures on entertainment or events, office and facility renovations, aviation and other transportation services or other defined activities or events.

Any proxy statement distributed during the period in which any obligations arising from financial assistance provided to the TARP recipient remains outstanding shall permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the rules of the SEC. The shareholder vote shall not be binding on the Board and may not be construed as overruling a decision by the Board, nor create or imply any additional fiduciary duty on the Board, nor shall such vote be construed to restrict or limit the ability of shareholders to make proposals for inclusion in the proxy materials related to executive compensation.

The Secretary shall review the bonus, retention awards and other compensation paid to the senior executive officers and the next 20 most highly compensated employees of each entity receiving TARP assistance before the date of the ARRA to determine if such payments were inconsistent with the purposes of the TARP or otherwise contrary to the public interest. If the Secretary determines that payments are inconsistent with the purposes of TARP or are contrary to the public interest, the Secretary shall negotiate with the TARP recipient and the employee for reimbursement to the Federal government with respect to compensation and bonuses.

On February 25, 2009 the Treasury announced terms of its Capital Assistance Program (“CAP”) under which the Treasury will make additional capital available to the banking system in the form of cumulative mandatorily convertible preferred stock. The preferred shares would pay a cumulative dividend at the rate of 9% per year and would be convertible into common stock at a price equal to 90% of the average closing price for the 20 trading day period ending February 9, 2009. The preferred shares would mandatorily convert to common stock after seven years. The Treasury would also receive a warrant to purchase common stock with an aggregate market price equal to 20 percent of the preferred stock investment. The Company has the option to exchange its existing Preferred Shares for the new convertible preferred security.

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

The risk-based capital standard for savings institutions requires the maintenance of Core (Tier 1) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The OTS has authority to establish individual minimum capital requirements in cases where it is determined that a particular institution’s capital level is, or may, become inadequate in light of the circumstances involved.

The following table presents the Bank’s capital position at December 31, 2008. The Bank met each of its capital requirements at that date.

	Actual Capital	Required Capital	Excess Amount	Capital
				Actual Percent	Required Percent

	(Dollars in thousands)
Tangible	$152,445	$28,219	$124,226	8.10%	1.50%

Core (Leverage)	152,445	75,251	77,194	8.10	4.00

Risk-based	162,868	103,058	59,810	12.64	8.00

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized”. A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized”. Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments and the FDIC has adopted a risk-based system for determining deposit insurance assessments.

This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratio to its required level of 1.15 percent within five years. On February 27, 2009, the FDIC took action to extend the restoration plan horizon to seven years.

The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 to 14 cents per $100 of deposits for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

The FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis point if necessary to maintain public confidence in federal deposit insurance.

On October 3, 2008, Congress temporarily increased deposit insurance from $100,000 to $250,000 per insured depositor. On October 14, 2008, the FDIC provided for unlimited coverage for non-interest bearing transaction accounts at participating banks. The Bank has elected to participate in this program. The increased deposit coverage is currently scheduled to expire on December 31, 2009 and will return to $100,000 for all deposit categories, except for IRAs and certain retirement accounts that will continue to be insured up to $250,000 as described above.

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

The total expense incurred in 2008 for the deposit insurance assessment and the FICO payments was $644,000. The FDIC has approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank was entitled to a One-Time Assessment Credit of $1.3 million which was used to offset part of the 2007 and 2008 calendar year deposit insurance assessment, excluding the FICO payments with $687,000 of the credit applied to the 2008 calendar year deposit insurance assessment.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2008, the Bank’s limit on loans to one borrower was $22.9 million. At December 31, 2008, the Bank’s maximum loan exposure to a single borrower was $11.5 million, although the amount outstanding at December 31, 2008 was $8.8 million. The largest outstanding balance to a single borrower was $10.8 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2008, the Bank met the qualified thrift lender test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. If the OTS objects to the Bank’s notice to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly thrift financial report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the fiscal year ended December 31, 2008 totaled $460,000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2008 of $20.9 million.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $34.1 million; a 10% reserve ratio is applied above $51.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2008 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

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

New York Taxation. The Bank, through Columbia, is subject to New York State income tax. The tax is measured by “entire net income” which is Federal taxable income with adjustments.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1A.	Risk Factors

Difficult market conditions have adversely affected the industry. The Bank is exposed to downturns in the U.S. housing market. Dramatic declines in the national housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions such as the Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets may adversely affect the Company’s business, financial condition and results of operations. The difficult conditions in the financial markets are not likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. In particular, the Company may face the following risks in connection with these events:

•	The Company’s stock price could be negatively impacted by these events and could remain under pressure until a market recovery is under way.

•	Increased regulation of the industry. Compliance with such regulation may increase costs and limit the Company’s ability to pursue business opportunities.

•

The process used to estimate losses inherent in the Company’s credit exposure requires subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of estimates which may, in turn, impact the reliability of the financial statements.

•	Increased levels of nonperforming loans and loan losses may negatively impact earnings.

•

The Company may be required to pay significantly higher FDIC deposit premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	Consumer confidence in financial institutions is deteriorating, which could lead to declines in deposit totals and impact liquidity.

A continued downturn in the local economy or in real estate values could hurt profits. Most of the Bank’s loans are secured by real estate or are made to businesses in Ocean and Monmouth Counties, New Jersey and the surrounding area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profits. Prior to 2008 there was a significant increase in real estate values in the Bank’s market area. During 2008, there has been a weakening in the local economy coupled with declining real estate values. A further decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

Changes in interest rates also affect the current market value of the interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Unrealized net losses on securities available for sale are reported as a separate component of equity. To the extent interest rates increase and the value of the available-for-sale portfolio decreases, stockholders’ equity will be adversely affected.

Continued capital and credit market volatility may adversely affect the Company’s ability to access capital and may have a material adverse effect on the Company’s business, financial condition and results of operations. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. The markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital. Additionally, the Company’s business, financial condition and results of operations may be adversely affected.

Changes in the fair value of securities may reduce stockholder’s equity and net income. At December 31, 2008, the Company maintained a securities portfolio of $75.2 million all of which was classified as available for sale. The estimated fair value of the available for sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholder’s equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholder’s equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

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

At December 31, 2008, the securities available for sale portfolio included corporate debt securities issued by national and regional banks. The portfolio consisted of eleven $5,000,000 issues spread among eight issuers. At December 31, 2008, the securities had a book value of $55.0 million and an estimated fair value of $31.7 million. The Company may be required to recognize an other-than-temporary impairment charge related to these securities if the fair values do not recover in the near future.

The Company owns stock of the Federal Home Loan Bank of New York (FHLB-NY). The aggregate cost and fair value of the FHLB-NY common stock as of December 31, 2008 was $20.9 million based on its par value. There is no market for the FHLB-NY common stock. The banks within the Federal Home Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, there is a risk that the Company’s investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2008, $389.6 million, or 23.4%, of the Bank’s total loans consisted of commercial, multi-family and land real estate loans, and commercial business loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

The Bank may be required to repurchase mortgage loans for an early payment default or a breach of representations and warranties, which could harm the Company’s earnings. The Bank’s subsidiary, Columbia, entered into loan sale agreements with investors in the normal course of business through 2007. The loan sale agreements generally required the repurchase of certain loans previously sold in the event of an early payment default or a violation of various representations and warranties customary to the mortgage banking industry. The repurchased mortgage loans could typically only be resold at a significant discount to the unpaid principal balance. The Bank maintains a reserve for repurchased loans, however, if repurchase activity is significant, the reserve may prove to be inadequate to cover actual losses which could harm future earnings.

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

The Company’s inability to achieve profitability on new branches may negatively affect earnings. The Bank has continued to expand its presence within the market area through de novo branching, although no new branches are planned in 2009. The profitability of this expansion strategy will depend on whether the income from the new branches will offset the increased expenses resulting from operating these branches. It is expected to take a period of time before these branches can become profitable. During this period, the expense of operating these branches may negatively affect net income.

Deposit insurance assessments will increase substantially, which will adversely affect profits. Federal Deposit Insurance Corporation deposit insurance expense for the year ended December 31, 2008 was $644,000. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits as March 31, 2008. As a result of this reduced reserve ratio, on December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. On February 27, 2009, the FDIC adopted a final rule under which banks in the best risk category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

The FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis point if necessary to maintain public confidence in federal deposit insurance.

In addition, the Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in Federal Deposit Insurance Corporation insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•	Authority to the Securities and Exchange Commission to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the TARP, the Treasury has created the Capital Purchase Program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”) which, among other things, amended the executive compensation restrictions of EESA. See “Regulation and Supervision – Capital Purchase Program” for a discussion of the additional restrictions imposed on executive compensation from EESA and ARRA.

Numerous actions, in addition to the EESA, have been taken by the Federal Reserve, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make it significantly more attractive to acquire financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as the Bank), bank holding companies and savings and loan holding companies (such as the Company). Financial institutions were automatically covered by this program for the 30-day period commencing October 14, 2008 and continue to be covered as long as they did not affirmatively opt out of the program. Under the program, senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on December 31, 2008 that was scheduled to mature before June 30, 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. The Company did not opt out of the program and therefore is covered by these provisions.

The actual impact that EESA, ARRA and the President’s Homeowner Affordability and Stability Plan, undertaken to alleviate the credit crisis, will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

Because of participation in the Troubled Asset Relief Program, the Company is subject to several restrictions including restrictions on the ability to declare or pay dividends and repurchase shares as well as restrictions on compensation paid to executives. On January 16, 2009, the Company issued to the U.S. Department of the Treasury, as the initial selling securityholder, series A preferred stock. Pursuant to the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is limited. Specifically, the Company is unable to declare dividend payments on common, junior preferred or pari passu preferred shares if the Company is in arrears on the dividends on the series A preferred stock. Further, the Company is not permitted to increase dividends on common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the initial selling security holder’s approval until the third anniversary of the investment unless all of the series A preferred stock has been redeemed or transferred. In addition, the ability to repurchase shares is restricted. The initial selling security holder’s consent generally is required to make any stock repurchase until the third anniversary of the investment by the initial selling security holder unless all of the series A preferred stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the series A preferred stock dividends.

In addition, pursuant to the terms of the Purchase Agreement, the Company adopted the initial selling security holder’s standards for executive compensation and corporate governance for the period during which the initial selling security holder holds the equity issued pursuant to the Purchase Agreement, including the common stock which may be issued pursuant to the warrant. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of compensation programs in future periods in which the TARP preferred stock remains outstanding.

Under ARRA, the Secretary of the Treasury is to adopt regulations which amend the executive compensation limitations set forth above. These regulations must include the following restrictions that apply during the period in which any obligation arising from financial assistance provided under TARP remains outstanding: (i) limits on compensation that exclude incentives for senior executive officers of TARP recipients to take unnecessary and excessive risks that threaten the value of such recipient; (ii) a provision for recovery of any bonus, retention award or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate; (iii) a prohibition on such TARP recipient from paying any golden parachute payment to a senior executive officer and any of the next 5 most highly-compensated employees of the TARP recipient; (iv) a prohibition on such TARP recipient paying or accruing any bonus, retention award or incentive compensation, except for the payment of long-term restricted stock that does not fully vest during the period in which any financial assistance provided to the TARP recipient remains outstanding, has a value that is not greater than  1/3 the total annual compensation of the employee receiving the stock, and is subject to such other terms as determined by the Secretary; (v) a prohibition on any compensation that would encourage the manipulation of the reported earnings of the TARP recipient to enhance compensation of any employee and (vi) a requirement for the establishment of a Board Compensation

Committee that meets the requirements set forth below. The restrictions in (iv) above apply to the 5 most highly compensated employees of the Company. This restriction does not apply to any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009. The chief executive officer and chief financial officer of the Company must provide a written certification of compliance by the TARP recipient with the requirements described above, which must be filed with the SEC.

The Bank operates in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Bank is subject to extensive regulation, supervision and examination by the OTS and by the FDIC, as insurer of deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Bank conducts its business through its administrative office, which includes a branch office, and 22 other full service offices located in Ocean, Monmouth and Middlesex Counties, and through a loan production office and a trust and wealth management office.

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

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Market Index and the SNL Thrift Index for the period December 31, 2003 through December 31, 2008. The graph may not be indicative of possible future performance of the Company’s common stock.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
OceanFirst Financial Corp.	100.00	93.96	89.82	93.70	67.68	74.56
All Nasdaq US Stocks	100.00	108.84	111.16	122.11	132.42	63.80
SNL Thrift Index	100.00	108.32	109.05	123.41	71.38	44.11

Notes:

A.	The lines represent annual index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the annual interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 12/31/02.

For the years ended December 31, 2008 and 2007, the Company paid an annual cash dividend of $.80 per share.

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Shareholder Information” on the Inside Back Cover in the Registrant’s 2008 Annual Report to Stockholders and is incorporated herein by reference.

Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 through October 31, 2008	-0-	—	-0-	489,062
November 1, 2008 through November 30, 2008	-0-	—	-0-	489,062
December 1, 2008 through December 31, 2008	-0-	—	-0-	489,062

On July 19, 2006, the Company announced its intention to repurchase up to 615,883 shares or 5% of its outstanding common stock.

Item 6.	Selected Financial Data

The above-captioned information appears under “Selected Consolidated Financial and Other Data of the Company” in the Registrant’s 2008 Annual Report to Stockholders on pages 7 and 8 is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2008 Annual Report to Stockholders on pages 9 through 21 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The above captioned information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk” in the Registrant’s 2008 Annual Report to Stockholders on pages 19 through 21 and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of OceanFirst Financial Corp. and its subsidiary, together with the report thereon by KPMG LLP appears in the Registrant’s 2008 Annual Report to Stockholders on pages 22 through 40 and are incorporated herein by reference.

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

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management Report on Internal Control Over Financial Reporting. The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm appear in the Registrant’s 2008 Annual Report to Stockholders on pages 41 and 42 and are incorporated herein by reference.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 under the captions “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 under the caption “Stock Ownership.”

Information regarding the Company’s equity compensation plans existing as of December 31, 2008 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,557,112	$20.55	982,166
Equity compensation plans not approved by security holders	—	—	—
Total	1,557,112	$20.55	982,166

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 7, 2009 under the caption “Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2008 Annual Report to Stockholders.

PAGE
Report of Independent Registered Public Accounting Firm	40

Consolidated Statements of Financial Condition at December 31, 2008 and 2007	22

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	23

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	25

Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006	26-39

The remaining information appearing in the 2008 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC) and Columbia Home Loans, LLC and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)

3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)

3.1(a)	Certificate of Designations (15)

3.2	Bylaws of OceanFirst Financial Corp. (6)

3.2(a)	Warrant to Purchase up to 380,583 shares of Common Stock (15)

3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)

4.0	Stock Certificate of OceanFirst Financial Corp.(1)

10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)

10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)

10.1(b)	Amended Employee Stock Ownership Plan (13)

10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (13)

10.1(d)	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Company and the United States Department of the Treasury (15)

10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)

10.2(a)	Form of Waiver executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel, III and John K. Kelly (15)

10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)

10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (14)

10.3(b)	Form of Senior Executive Officer Agreement executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel, III and John K. Kelly (15)

10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)

10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (14)

10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)

10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (14)

10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)

10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers (1)

10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers (1)

10.13	2000 Stock Option Plan (5)

10.14	Form of Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes (6)

10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)

10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)

10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)

10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)

10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)

10.20	2006 Stock Incentive Plan (12)

10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)

10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)

10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly, Joseph J. Lebel, III and Joseph R. Iantosca (13)

10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly, Joseph J. Lebel, III and Joseph R. Iantosca (13)

13.0	Portions of 2008 Annual Report to Stockholders (filed herewith)

14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)

21.0	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries”

23.0	Consent of KPMG LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (filed herewith)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Form 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005
(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006

(12)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 14, 2006.
(13)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
(14)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
(15)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.

By:	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer and Director

Date:	March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino	March 6, 2009
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

/s/ Michael J. Fitzpatrick	March 6, 2009
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

/s/ Joseph J. Burke	March 6, 2009
Joseph J. Burke
Director

/s/ Angelo Catania	March 6, 2009
Angelo Catania
Director

/s/ Carl Feltz, Jr.	March 6, 2009
Carl Feltz, Jr.
Director

/s/ John W. Chadwick	March 6, 2009
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 6, 2009
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 6, 2009
Diane F. Rhine
Director

/s/ John E. Walsh	March 6, 2009
John E. Walsh
Director