Form 10-Q
period 2009-03-31
OCEANFIRST FINANCIAL CORP
filed 2009-05-11
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-11713

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

YES  ☒    NO  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐    NO  ☐.

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

YES  ☐    NO  ☒.

As of May 7, 2009, there were 12,369,543 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$23,769	$18,475
Investment securities available for sale	27,557	34,364
Federal Home Loan Bank of New York stock, at cost	19,031	20,910
Mortgage-backed securities available for sale	97,271	40,801
Loans receivable, net	1,650,133	1,648,378
Mortgage loans held for sale	1,787	3,903
Interest and dividends receivable	6,576	6,298
Real estate owned, net	1,457	1,141
Premises and equipment, net	20,988	21,336
Servicing asset	6,735	7,229
Bank Owned Life Insurance	39,365	39,135
Other assets	19,064	15,976

Total assets	$1,913,733	$1,857,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,313,470	$1,274,132
Securities sold under agreements to repurchase with retail customers	73,054	62,422
Federal Home Loan Bank advances	320,000	359,900
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	8,491	7,581
Other liabilities	13,020	6,628

Total liabilities	1,755,535	1,738,163

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 38,263 shares issued at March 31, 2009	37,225	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,364,573 shares outstanding at March 31, 2009 and December 31, 2008	272	272
Additional paid-in capital	205,819	204,298
Retained earnings	161,409	160,267
Accumulated other comprehensive loss	(16,009)	(14,462)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,995)	(5,069)
Treasury stock, 14,812,799 shares at March 31, 2009 and December 31, 2008	(225,523)	(225,523)
Common stock acquired by Deferred Compensation Plan	970	981
Deferred Compensation Plan Liability	(970)	(981)

Total stockholders’ equity	158,198	119,783

Total liabilities and stockholders’ equity	$1,913,733	$1,857,946

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Income

(in thousands, except per share amounts)

	For the three months ended March 31,
	2009	2008
	(Unaudited)
Interest income:
Loans	$23,172	$25,003
Mortgage-backed securities	768	611
Investment securities and other	450	1,908

Total interest income	24,390	27,522

Interest expense:
Deposits	5,096	7,864
Borrowed funds	3,632	5,423

Total interest expense	8,728	13,287

Net interest income	15,662	14,235

Provision for loan losses	800	375

Net interest income after provision for loan losses	14,862	13,860

Other income:
Loan servicing (loss) income	(230)	90
Fees and service charges	2,518	2,767
Net gain on sales of loans and securities available for sale	673	597
Net loss from other real estate operations	(1)	(21)
Income from Bank Owned Life Insurance	231	334
Other	3	3

Total other income	3,194	3,770

Operating expenses:
Compensation and employee benefits	5,828	5,935
Occupancy	1,474	1,201
Equipment	449	511
Marketing	324	393
Federal deposit insurance	502	309
Data processing	835	849
Legal	577	547
Check card processing	251	251
Accounting and audit	160	259
General and administrative	1,384	1,379

Total operating expenses	11,784	11,634

Income before provision for income taxes	6,272	5,996
Provision for income taxes	2,319	1,990

Net income	3,953	4,006
Dividends on preferred stock and warrant accretion	458	—

Net income available to common stockholders	$3,495	$4,006

Basic earnings per share	$0.30	$0.34

Diluted earnings per share	$0.30	$0.34

Average basic shares outstanding	11,696	11,653

Average diluted shares outstanding	11,743	11,706

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2007	$—	$272	$203,532	$154,929	$(3,211)	$(5,360)	$(225,856)	$1,307	$(1,307)	$124,306

Comprehensive income:
Net income	—	—	—	4,006	—	—	—	—	—	4,006
Other comprehensive loss:	—
Unrealized loss on securities (net of tax benefit $1,641)	—	—	—	—	(3,047)	—	—	—	—	(3,047)

Total comprehensive income										959

Stock awards	—	—	131	—	—	—	—	—	—	131
Treasury stock allocated to restricted stock plan	—	—	(172)	(24)	—	—	196	—	—	—
Allocation of ESOP stock	—	—	—	—	—	73	—	—	—	73
ESOP adjustment		—	66	—	—	—	—	—	—	66
Cash dividend - $.20 per share		—	—	(2,339)	—	—	—	—	—	(2,339)
Exercise of stock options		—	—	(35)	—	—	92	—	—	57
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(797)	797	—

Balance at March 31, 2008	$—	$272	$203,557	$156,537	$(6,258)	$(5,287)	$(225,568)	$510	$(510)	$123,253

Balance at December 31, 2008	$—	$272	$204,298	$160,267	$(14,462)	$(5,069)	$(225,523)	$981	$(981)	$119,783

Comprehensive income:
Net income	—	—	—	3,953	—	—	—	—	—	3,953
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $1,068)	—	—	—	—	(1,547)	—	—	—	—	(1,547)

Total comprehensive income										2,406

Proceeds from issuance of preferred stock and warrants	36,921	—	1,342	—	—	—	—	—	—	38,263
Accretion of discount on preferred stock	60	—	—	(60)	—	—	—	—	—	—
Stock awards	—	—	149	—	—	—	—	—	—	149
Allocation of ESOP stock	—	—	—	—	—	74	—	—	—	74
ESOP adjustment	—	—	30	—	—	—	—	—	—	30
Cash dividend - $.20 per share	—	—	—	(2,353)	—	—	—	—	—	(2,353)
Cash dividend on preferred stock	244	—	—	(398)	—	—	—	—	—	(154)
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(11)	11	—

Balance at March 31, 2009	$37,225	$272	$205,819	$161,409	$(16,009)	$(4,995)	$(225,523)	$970	$(970)	$158,198

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$3,953	$4,006

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	488	414
Amortization of ESOP	74	73
ESOP adjustment	30	66
Stock awards	149	131
Amortization and impairment of servicing asset	816	551
Net premium amortization in excess of discount accretion on securities	96	10
Net amortization of deferred costs and discounts on loans	113	156
Provision for loan losses	800	375
Net gain on sale of real estate owned	(22)	—
Recovery from reserve for repurchased loans	(34)	(161)
Net gain on sales of loans and securities	(639)	(436)
Loans repurchased	—	(222)
Proceeds from sales of mortgage loans held for sale	48,794	28,435
Mortgage loans originated for sale	(46,357)	(26,643)
Increase in value of Bank Owned Life Insurance	(231)	(334)
(Increase) decrease in interest and dividends receivable	(278)	290
Increase in other assets	(651)	(655)
Increase in other liabilities	6,426	7,702

Total adjustments	9,574	9,752

Net cash provided by operating activities	13,527	13,758

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(3,077)	18,165
Loans repurchased	—	(408)
Proceeds from sale of investment securities available for sale	1,823	122
Purchases of investment securities available for sale	—	(633)
Purchases of mortgage-backed securities available for sale	(59,468)	—
Principal payments on mortgage-backed securities available for sale	3,899	4,244
Decrease in Federal Home Loan Bank of New York stock	1,879	1,314
Proceeds from sales of real estate owned	115	—
Purchases of premises and equipment	(140)	(1,106)

Net cash (used in) provided by investing activities	(54,969)	21,698

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$39,338	$(2,981)
Decrease in short-term borrowings	(11,268)	(28,242)
Repayments of securities sold under agreements to repurchase with the Federal Home Loan Bank	—	(12,000)
Proceeds from Federal Home Loan Bank advances	12,000	37,000
Repayments of Federal Home Loan Bank advances	(30,000)	(23,000)
Increase in advances by borrowers for taxes and insurance	910	1,230
Exercise of stock options	—	57
Dividends paid – common stock	(2,353)	(2,339)
Dividends paid – preferred stock	(154)	—
Proceeds from issuance of preferred stock and warrant	38,263	—

Net cash provided by (used in) financing activities	46,736	(30,275)

Net increase in cash and due from banks	5,294	5,181

Cash and due from banks at beginning of period	18,475	27,547

Cash and due from banks at end of period	$23,769	$32,728

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,858	$13,412
Income taxes	7	20
Non cash activities:
Transfer of loans receivable to real estate owned	409	495

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC (“Columbia”), OceanFirst REIT Holdings, Inc., and OceanFirst Services, LLC. The operations of Columbia were shuttered in late 2007.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2008.

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Weighted average shares issued net of Treasury shares	12,365	12,351
Less: Unallocated ESOP shares	(597)	(631)
Unallocated incentive award shares and shares held by deferred compensation plan	(72)	(67)

Average basic shares outstanding	11,696	11,653
Add: Effect of dilutive securities:
Stock options	—	42
Incentive awards and shares held by deferred compensation plan	47	11

Average diluted shares outstanding	11,743	11,706

For the three months ended March 31, 2009 and 2008, 1,595,000 and 1,402,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

Comprehensive Income

For the three month periods ended March 31, 2009 and 2008, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $2,406,000 and $959,000, respectively.

Note 2. Loans Receivable, Net

Loans receivable, net at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Real estate:
One-to-four family	$1,031,724	$1,039,375
Commercial real estate, multi-family and land	336,218	329,844
Construction	12,660	10,561
Consumer	222,184	222,797
Commercial	60,088	59,760

Total loans	1,662,874	1,662,337

Loans in process	(4,074)	(3,586)
Deferred origination costs, net	5,139	5,195
Allowance for loan losses	(12,019)	(11,665)

Total loans, net	1,651,920	1,652,281

Less: Mortgage loans held for sale	1,787	3,903

Loans receivable, net	$1,650,133	$1,648,378

An analysis of the allowance for loan losses for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$11,665	$10,468
Provision charged to operations	800	375
Charge-offs	(452)	(317)
Recoveries	6	213

Balance at end of period	$12,019	$10,739

Note 3. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three months ended March 31, 2009 and 2008 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$1,143	$2,398
Recoveries	(34)	(161)
Loss on loans repurchased	—	(524)

Balance at end of period	$1,109	$1,713

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At March 31, 2009 there was one unresolved loan repurchase request outstanding which the Company is contesting. This request was also outstanding at December 31, 2008.

Note 4. Deposits

The major types of deposits at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Type of Account

Non-interest-bearing	$110,412	$97,278
Interest-bearing checking	540,793	517,334
Money market deposit	88,545	84,928
Savings	218,664	207,224
Time deposits	355,056	367,368

Total deposits	$1,313,470	$1,274,132

Note 5. Recent Accounting Pronouncements

In June 2008, the Emergency Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued the following three Staff Positions:

•

Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. Generally Accepted Accounting Principles (“GAAP”) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held to maturity or available for sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The FASB Staff Position (“FSP”) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of equity securities.

•

Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

•

Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

All of the FSPs are effective for interim and annual reporting periods after June 15, 2009. The Company is evaluating the impact of the FSPs on its financial statements.

Note 6. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009

Investment securities available for sale	$27,557	$546	$27,011	$—
Mortgage-backed securities available for sale	97,271	—	97,271	—
Real estate owned	1,457	—	—	1,457
Servicing asset	6,735	—	—	6,735
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No.114	493	—	—	493

December 31, 2008

Investment securities available for sale	34,364	709	33,655	—
Mortgage-backed securities available for sale	40,801	—	40,801	—

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis were not significant as of March 31, 2009.

Note 7. Issuance of Preferred Stock

On January 16, 2009, (the “Closing Date”) as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms attached thereto (“Securities Purchase Agreement”) with the Treasury, pursuant to which the Company agreed to issue and sell, and the Treasury agreed to purchase, (i)38,263 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 380,853 shares of the Company’s common stock, $0.01 par value (“Common Stock”), at an exercise price of $15.07 per share, for an aggregate purchase price of $38,263,000 in cash.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Notwithstanding any provision in the Securities Purchase Agreement, the American Recovery and Reinvestment Act of 2009 (“ARRA”) permits the Company, with the approval of the Secretary of the Treasury after consultation with the Office of Thrift Supervision, to repurchase the preferred shares without regard to whether the Company has raised gross proceeds from a Qualified Equity Offering or any other source and without regard to any waiting period. In the event the Company would repurchase the preferred shares, the Company may also repurchase the warrants at the fair market value as determined by the Board of Directors in reliance on an opinion of a nationally recognized investment banking firm. In the event the Treasury does not accept such fair market value as determined by the Board, either party may submit to an appraisal procedure as set forth in the Securities Purchase Agreement. The Securities Purchase Agreement, pursuant to which the Preferred Shares and Warrant were sold, contains limitations on the payment of dividends on the Common Stock (including with respect to the payment of cash dividends in excess of $.20 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008). There are additional limitations on the Company’s ability to repurchase its common stock and repurchase or redeem its trust preferred securities, and the Company is subjected to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the ARRA. The Securities Purchase Agreement and all related documents may be amended unilaterally by the Treasury to the extent required to comply with any changes in applicable federal statutes after the execution thereof.

Of the $38,263,000 in issuance proceeds, $36,921,000 and $1,342,000 were allocated to the Preferred Shares and the Warrant, respectively, based upon their relative fair values as of the Closing Date. The resulting discount of $1,342,000 is accreted by a charge to retained earnings over a five year estimated life.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Summary

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, merchant credit card services, deposit accounts, the sale of alternative investments, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, data processing, Federal deposit insurance and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

On January 16, 2009 the Company received $38.3 million in proceeds from the issuance of preferred stock and warrants to the U.S. Treasury under the Capital Purchase Program. Proceeds from the preferred stock were supplemented with Federal Home Loan Bank borrowings and the combined amount was initially invested in mortgage-backed securities and bank-originated loans. Future cash flows generated by the Company as a result of the preferred stock investment are expected to be invested in additional bank-originated loans. The initial investment strategy was designed to effectively eliminate earnings dilution from the preferred stock dividend and warrant accretion. The addition of preferred stock to the Company’s total stockholder equity increased the Company’s tangible equity to assets ratio to 8.3% at March 31, 2009 from 6.5% at December 31, 2008.

In late 2008, short-term interest rates declined and the interest rate yield curve steepened. The lower interest rate environment has generally had a positive impact on the Bank’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. There has also been a continued weakening of the overall economy coupled with concern surrounding the housing market. These conditions have had an adverse impact on the Bank’s results of operations as non-performing loans and the provision for loan losses have increased.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2009 and 2008. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$—	$—	—%	$7,967	$61	3.06%
Investment securities (1)	56,136	301	2.14	62,617	1,366	8.73
FHLB stock	19,102	149	3.12	21,974	481	8.76
Mortgage-backed securities (1)	76,492	768	4.02	52,599	611	4.65
Loans receivable, net (2)	1,652,110	23,172	5.61	1,670,071	25,003	5.99

Total interest-earning assets	1,803,840	24,390	5.41	1,815,228	27,522	6.06

Non-interest-earning assets	85,853			95,146

Total assets	$1,889,693			$1,910,374

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$844,953	2,653	1.26	$740,380	3,290	1.78
Time deposits	360,136	2,443	2.71	443,418	4,574	4.13

Total	1,205,089	5,096	1.69	1,183,798	7,864	2.66
Borrowed funds	411,199	3,632	3.53	482,503	5,423	4.50

Total interest-bearing liabilities	1,616,288	8,728	2.16	1,666,301	13,287	3.19

Non-interest-bearing deposits	105,363			104,437
Non-interest-bearing liabilities	16,944			16,143

Total liabilities	1,738,595			1,786,881
Stockholders’ equity	151,098			123,493

Total liabilities and stockholders’ equity	$1,889,693			$1,910,374

Net interest income		$15,662			$14,235

Net interest rate spread (3)			3.25%			2.87%

Net interest margin (4)			3.47%			3.14%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest—earning assets and the cost of interest—bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest—earning assets.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009 were $1.914 billion, an increase of $55.8 million, compared to $1.858 billion at December 31, 2008.

Mortgage-backed securities available for sale increased to $97.3 million at March 31, 2009 as compared to $40.8 million at December 31, 2008 primarily due to the $38.3 million investment of preferred stock proceeds from the Treasury’s Capital Purchase Plan.

Loans receivable, net increased by $1.8 million to a balance of $1.650 billion at March 31, 2009, compared to a balance of $1.648 billion at December 31, 2008 primarily related to growth in commercial real estate of $6.4 million and construction of $2.1 million partly offset by a decline in one-to-four family mortgage loans due to increased prepayments and the Bank’s ongoing strategy to sell most newly-originated one-to-four family mortgage loans.

Deposit balances increased $39.3 million to $1.313 billion at March 31, 2009 from $1.274 billion at December 31, 2008. Core deposits, defined as all deposits excluding time deposits, increased $51.7 million partly offset by a $12.3 million decrease in time deposits as the Bank continued to moderate its pricing for this product. Federal Home Loan Bank advances decreased by $39.9 million to $320.0 million at March 31, 2009 as compared to $359.9 million at December 31, 2008 primarily due to the increase in deposits as a funding source.

Stockholders’ equity at March 31, 2009 increased to $158.2 million as compared to $119.8 million at December 31, 2008 due to the issuance of $38.3 million of preferred stock.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

General

Net income available to common stockholders for the three months ended March 31, 2009 was $3.5 million or $.30 per diluted share, as compared to net income available to common stockholders of $4.0 million, or $.34 per diluted share, for the corresponding prior year period.

Interest Income

Interest income for the three months ended March 31, 2009 was $24.4 million, as compared to $27.5 million for the three months ended March 31, 2008. The yield on interest-earning assets declined to 5.41% for the three months ended March 31, 2009, as compared to 6.06% for the same prior year period. The asset yield for the prior year quarter benefited from $633,000 of income relating to an equity investment which was sold by the end of 2008. Additionally, average interest-earning assets decreased by $11.4 million for the three months ended March 31, 2009, as compared to the same prior year period. The decrease was in average loans receivable which declined $18.0 million, as well as average interest-earning deposits and average investment securities. These decreases were partly offset by an increase of $23.9 million in average mortgage-backed securities due to the investment of the preferred stock proceeds.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $8.7 million, compared to $13.3 million, for the three months ended March 31, 2008. The cost of interest-bearing liabilities decreased to 2.16% for the three months ended March 31, 2009, as compared to 3.19%, in the same prior year period. Additionally, average interest-bearing liabilities decreased by $50.0 million for the three months ended March 31, 2009, as compared to the same prior year period. Average borrowed funds decreased $71.3 million due to increase in average deposits and average stockholder’s equity as funding sources. The increase in average stockholder’s equity was related to the preferred stock proceeds.

Net Interest Income

Net interest income for the three months ended March 31, 2009 increased to $15.7 million, as compared to $14.2 million in the same prior year period reflecting a higher net interest margin partly offset by lower levels of interest-earning assets. The net interest margin increased to 3.47% for the three months ended March 31, 2009 from 3.14% in the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2009, the provision for loan losses was $800,000 compared to $375,000 in the same prior year period. Non-performing loans increased $9.2 million at March 31, 2009 to $19.7 million from $10.5 million at March 31, 2008. Loans receivable, net increased modestly during the first three months of 2009 while net charge-offs for the three months ended March 31, 2009 were $446,000, as compared to $104,000 in the same prior year period. Net charge-offs for the three months ended March 31, 2009 included $366,000 relating to subprime loans originated by Columbia Home Loans, LLC, the Company’s mortgage banking subsidiary which has since been shuttered. The increase in the provision for loan losses was primarily due to the increase in non-performing loans.

Other Income

Other income decreased to $3.2 million for the three months ended March 31, 2009 as compared to $3.8 million in the same prior year period. Loan servicing (loss) income decreased to a loss of $230,000 for the three months ended March 31, 2009 from income of $90,000 for the three months ended March 31, 2008 due to an impairment to the loan servicing asset of $263,000. The net gain on sales of loans and securities available for sale was $673,000 for the three months ended March 31, 2009 as compared to $597,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009 the net gain on the sales of loans includes a reversal of the provision for repurchased loans of $34,000 as compared to a reversal of $161,000 for the three months ended March 31, 2008. For the three months ended March 31, 2008 the net gain on the sales of loans and securities available for sale includes a $122,000 gain on the redemption of shares relating to the Company’s share of the Visa initial public offering. Fees and service charges decreased to $2.5 million for the quarter ended March 31, 2009 as compared to $2.8 million for the corresponding prior year period due to a decrease in trust and investment service revenue. Income from Bank Owned Life Insurance decreased by $103,000 for the three months ended March 31, 2009 as compared to the same prior year period due to a decline in the crediting rate in the lower interest rate environment.

Operating Expenses

Operating expenses amounted to $11.8 million for the three months ended March 31, 2009, as compared to $11.6 million for the corresponding prior year period. Operating expenses for the three months ended March 31, 2009 include costs relating to the opening of two new branches in the latter part of 2008. Federal deposit insurance increased to $502,000 for the three months ended March 31, 2009, as compared to $309,000 in the same prior year period due to an increase in the assessment rate for FDIC deposit insurance.

Provision for Income Taxes

Income tax expense was $2.3 million for the three months ended March 31, 2009, as compared to an expense of $2.0 million for the same prior year period. The effective tax rate increased to 37.0% for the three months ended March 31, 2009 as compared to 33.2% in the same prior period primarily due to an increase in the state tax rate.

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

At March 31, 2009, the Company had outstanding overnight borrowings from the FHLB of $62.0 million as compared to $83.9 million in overnight borrowings at December 31, 2008. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $320.0 million at March 31, 2009, a decrease from $359.9 million at December 31, 2008.

The Company’s cash needs for the three months ended March 31, 2009 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and the issuance of preferred stock. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and to reduce borrowings. For the three months ended March 31, 2008, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities and proceeds from the sale of mortgage loans held for sale. The cash provided was principally used for loan originations, to fund deposit outflows and reduce Federal Home Loan Bank borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2009, outstanding commitments to originate loans totaled $67.9 million; outstanding unused lines of credit totaled $196.7 million; and outstanding commitments to sell loans totaled $27.1 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $273.8 million at March 31, 2009. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first three months of 2009 were $2.4 million as compared to $2.3 million in the same prior year period. On April 22, 2009, the Board of Directors declared a quarterly cash dividend of twenty cents ($.20) per common share. The dividend is payable on May 15, 2009 to stockholders of record at the close of business on May 1, 2009. Cash dividends on preferred stock declared and paid during the three months ended March 31, 2009 were $154,000. On April 22, 2009 the Board of Directors declared a quarterly cash dividend of $12.50 per preferred share for an aggregate payment of $478,000. The dividend is payable on May 15, 2009 to stockholders of record at the close of business on April 30, 2009.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary, short-term borrowings and the issuance of preferred stock, long-term debt and trust preferred securities. On January 16, 2009, the Company received $38.3 million in proceeds from the issuance of preferred stock and warrants. The Company invested $19.1 million of the proceeds into the Bank and retained the remaining proceeds. For the first three months of 2009, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the Office of Thrift Supervision (“OTS”). Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS could object to a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe and unsound practice. If the Company requires dividends from the Bank to meet its liquidity needs, it will file the required notice with the OTS; however, the Company cannot predict whether the OTS will approve the Bank’s request to pay a dividend to OceanFirst Financial Corp. The OTS has recently indicated that it does not object to the Bank’s notice for a $3.6 million capital distribution to the Company. At March 31, 2009, OceanFirst Financial Corp. held $19.1 million in cash and $235,000 in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $4.0 million, all of which was available at March 31, 2009.

At March 31, 2009, the Bank exceeded all of its regulatory capital requirements with tangible capital of $176.2 million, or 9.1% of total adjusted assets, which is above the required level of $29.1 million or 1.5%; core capital of $176.2 million or 9.1% of total adjusted assets, which is above the required level of $77.6 million, or 4.0%; and risk-based capital of $185.7 million, or 14.3% of risk-weighted assets, which is above the required level of $104.2 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s Prompt Corrective Action Regulations.

At March 31, 2009 the Company maintained tangible equity of $158.2 million, for a tangible equity to assets ratio of 8.3%, and tangible common equity of $119.9 million, for a tangible common equity to assets ratio of 6.4%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $27.1 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2009 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$393,054	$238,054	$135,000	$20,000	$—
Commitments to Originate Loans	67,943	67,943	—	—	—
Commitments to Fund Unused Lines of Credit	196,714	196,714	—	—	—

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

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$9,850	$8,696
Commercial real estate	6,797	5,527
Construction	67	—
Consumer	2,084	1,435
Commercial	904	385

Total non-performing loans	19,702	16,043
REO, net	1,457	1,141

Total non-performing assets	$21,159	$17,184

Allowance for loan losses as a percent of total loans receivable	.72%	.70%
Allowance for loan losses as percent of total non-performing loans	61.00	72.71
Non-performing loans as a percent of total loans receivable	1.18	.97
Non-performing assets as a percent of total assets	1.11	.92

The non-performing loan total includes $910,000 of repurchased one-to-four family and consumer loans and $2.9 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. The two largest non-performing loan relationships became non-performing in 2008 and total $4.0 million. The first loan relationship totals $2.1 million and is secured by commercial real estate collateral under a contract of sale. The second loan relationship totals $1.9 million and is well secured by commercial real estate collateral. The Company also classifies loans in accordance with regulatory guidelines. At March 31, 2009, the Company had $6.9 million designated as Special Mention, $26.7 million classified as Substandard and $32,000 classified as Doubtful as compared to $9.0 million, $17.2 million and $14,300, respectively, at December 31, 2008. The largest Special Mention loan relationship at March 31, 2009 is comprised of two loans totaling $3.2 million to a leasing company which is current on payments but was criticized due to declining revenue. The loan is secured by commercial real estate, auto titles, other business assets and personal guarantees. The largest Substandard loan relationship at March 31, 2009 is comprised of several credit facilities to a large real estate agency with an aggregate balance of $3.3 million which was current as to payments, but criticized due to declining revenue and poor operating results. The loans are secured by commercial real estate and the personal guarantee of the principals. In addition to loan classifications, the Company classified investment securities with an amortized cost of $25.0 million and a carrying value of $10.2 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade by one of the internationally-recognized credit rating services. At March 31, 2009, the Bank was holding subprime loans with a gross principal balance of $3.0 million and a carrying value, net of reserves and lower of cost or market adjustment, of $1.9 million, and ALT-A loans with a gross principal balance of $5.6 million and a carrying value, net of reserves and lower of cost or market adjustment, of $4.9 million.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2008 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2009 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2009, the Company’s one-year gap was negative 1.59% as compared to negative 7.58% at December 31, 2008.

At March 31, 2009	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$5,745	$—	$—	$—	$—	$5,745
Investment securities	55,000	150	302	—	370	55,822
FHLB stock	—	—	—	—	19,031	19,031
Mortgage-backed securities	11,869	24,322	26,685	22,700	10,494	96,070
Loans receivable (2)	284,929	468,574	572,919	210,451	121,927	1,658,800

Total interest-earning assets	357,543	493,046	599,906	233,151	151,822	1,835,468

Interest-bearing liabilities:
Money market deposit accounts	4,025	12,075	32,198	40,247	—	88,545
Savings accounts	9,895	30,659	79,160	98,950	—	218,664
Interest-bearing checking accounts	246,873	41,972	111,925	140,023	—	540,793
Time deposits	113,516	160,251	44,237	25,973	11,079	355,056
FHLB advances	95,000	70,000	135,000	20,000	—	320,000
Securities sold under agreements to repurchase	73,054	—	—	—	—	73,054
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	564,863	314,957	402,520	325,193	16,079	1,623,612

Interest sensitivity gap (3)	$(207,320)	$178,089	$197,386	$(92,042)	$135,743	$211,856

Cumulative interest sensitivity gap	$(207,320)	$(29,231)	$168,155	$76,113	$211,856	$211,856

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(11.30)%	(1.59)%	9.16%	4.15%	11.54%	11.54%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2009 and December 31, 2008. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2008. The increase in NPV in the static case at March 31, 2009 when compared to the previous quarter-end was primarily a result of the preferred stock issuance.

	March 31, 2009					December 31, 2008
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	163,366	(11.5)%	8.9%	62,476	(6.0)%	$106,833	(21.5)%	6.0%	$55,909	(8.8)%
100	178,957	(3.1)	9.6	65,036	(2.1)	126,459	(7.0)	7.0	59,031	(3.8)
Static	184,598	—	9.7	66,456	—	136,020	—	7.4	61,331	—
(100)	179,784	(2.6)	9.3	63,703	(4.1)	136,226	0.2	7.2	59,363	(3.2)
(200)	173,122	(6.2)	9.0	59,737	(10.1)	129,958	(4.5)	6.9	56,937	(7.2)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2008 Annual Report on Form 10-K. There were no other material changes in risk factors relevant to the Company’s operations since December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 7, 2009. The following directors were elected for terms of three years: John W. Chadwick, Carl Feltz, Jr. and Diane F. Rhine. The following proposals were voted on by the stockholders:

Proposal	For	Against	Withheld/Abstain	Broker Non-Votes
1) Election of Directors
John W. Chadwick	10,963,323	—	375,121	—
Carl Feltz, Jr.	10,851,257	—	487,187	—
Diane F. Rhine	10,860,379	—	478,065	—

2) Ratification of the appointment of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009.	10,883,778	413,923	40,743	—

3) Non-binding approval of the compensation of the Company’s Senior Executive Officers as determined by the Human Resources/Compensation Committee.	10,284,694	870,504	183,246	—

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibits:

3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

3.2	Bylaws of OceanFirst Financial Corp.**

4.0	Stock Certificate of OceanFirst Financial Corp.*

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996, as amended, Registration No. 33-80123.
**	Incorporated herein by reference into this document from the Exhibit to Form 10-K, Annual Report, filed on March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 11, 2009	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: May 11, 2009	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	21

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	22

32.0	Section 1350 Certifications	23