Form 10-Q
period 2009-06-30
OCEANFIRST FINANCIAL CORP
filed 2009-08-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Registrant’s telephone number, including area code: (732) 240-4500

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

YES  ☐    NO  ☒.

As of August 5, 2009, there were 12,371,768 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$22,423	$18,475
Investment securities available for sale	31,890	34,364
Federal Home Loan Bank of New York stock, at cost	16,188	20,910
Mortgage-backed securities available for sale	89,436	40,801
Loans receivable, net	1,643,704	1,648,378
Mortgage loans held for sale	13,475	3,903
Interest and dividends receivable	6,411	6,298
Real estate owned, net	1,348	1,141
Premises and equipment, net	21,216	21,336
Servicing asset	6,817	7,229
Bank Owned Life Insurance	39,566	39,135
Other assets	17,111	15,976

Total assets	$1,909,585	$1,857,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,364,570	$1,274,132
Securities sold under agreements to repurchase with retail customers	77,246	62,422
Federal Home Loan Bank advances	258,000	359,900
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	8,716	7,581
Other liabilities	11,644	6,628

Total liabilities	1,747,676	1,738,163

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 38,263 shares issued at June 30, 2009	37,285	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,371,768 and 12,364,573 shares outstanding at June 30, 2009 and December 31, 2008, respectively	272	272
Additional paid-in capital	205,949	204,298
Retained earnings	162,088	160,267
Accumulated other comprehensive loss	(13,356)	(14,462)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,923)	(5,069)
Treasury stock, 14,805,604 and 14,812,799 shares at June 30, 2009 and December 31, 2008, respectively	(225,406)	(225,523)
Common stock acquired by Deferred Compensation Plan	970	981
Deferred Compensation Plan Liability	(970)	(981)

Total stockholders’ equity	161,909	119,783

Total liabilities and stockholders’ equity	$1,909,585	$1,857,946

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Income

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest income:
Loans	$22,791	$24,103	$45,963	$49,105
Mortgage-backed securities	873	573	1,641	1,184
Investment securities and other	552	991	1,002	2,900

Total interest income	24,216	25,667	48,606	53,189

Interest expense:
Deposits	4,777	6,707	9,873	14,571
Borrowed funds	3,285	4,698	6,918	10,120

Total interest expense	8,062	11,405	16,791	24,691

Net interest income	16,154	14,262	31,815	28,498

Provision for loan losses	1,200	400	2,000	775

Net interest income after provision for loan losses	14,954	13,862	29,815	27,723

Other income:
Loan servicing (loss) income	9	81	(221)	172
Fees and service charges	2,585	2,900	5,103	5,668
Net gain (loss) on sales of loans and securities available for sale	1,352	(718)	2,025	(122)
Net gain from other real estate operations	6	39	5	18
Income from Bank Owned Life Insurance	201	309	431	642
Other	2	9	6	11

Total other income	4,155	2,620	7,349	6,389

Operating expenses:
Compensation and employee benefits	5,738	5,806	11,565	11,740
Occupancy	1,814	1,195	3,289	2,396
Equipment	501	454	950	965
Marketing	380	453	704	847
Federal deposit insurance	1,405	341	1,907	651
Data processing	858	748	1,693	1,597
Legal	520	524	1,097	1,072
Check card processing	254	247	505	499
Accounting and audit	171	290	331	539
General and administrative	1,599	1,310	2,982	2,697

Total operating expenses	13,240	11,368	25,023	23,003

Income before provision for income taxes	5,869	5,114	12,141	11,109
Provision for income taxes	2,270	1,579	4,589	3,568

Net income	3,599	3,535	7,552	7,541
Dividends on preferred stock and warrant accretion	538	—	996	—

Net income available to common stockholders	$3,061	$3,535	$6,556	$7,541

Basic earnings per share	$0.26	$0.30	$0.56	$0.65

Diluted earnings per share	$0.26	$0.30	$0.56	$0.64

Average basic shares outstanding	11,710	11,666	11,703	11,653

Average diluted shares outstanding	11,757	11,740	11,750	11,709

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2007	$—	$272	$203,532	$154,929	$(3,211)	$(5,360)	$(225,856)	$1,307	$(1,307)	$124,306

Comprehensive income:
Net income	—	—	—	7,541	—	—	—	—	—	7,541
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $2,263)	—	—	—	—	(4,204)	—	—	—	—	(4,204)
Reclassification adjustment for losses included in net income (net of tax benefit $399)	—	—	—	—	742	—	—	—	—	742

Total comprehensive income										4,079

Stock awards	—	—	281	—	—	—	—	—	—	281
Treasury stock allocated to restricted stock plan	—	—	(172)	(24)	—	—	196	—	—	—
Allocation of ESOP stock	—	—	—	—	—	146	—	—	—	146
ESOP adjustment	—	—	158	—	—	—	—	—	—	158
Cash dividend - $0.40 per share	—	—	—	(4,682)	—	—	—	—	—	(4,682)
Exercise of stock options	—	—	—	(36)	—	—	137	—	—	101
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(329)	329	—

Balance at June 30, 2008	$—	$272	$203,799	$157,728	$(6,673)	$(5,214)	$(225,523)	$978	$(978)	$124,389

Balance at December 31, 2008	$—	$272	$204,298	$160,267	$(14,462)	$(5,069)	$(225,523)	$981	$(981)	$119,783

Comprehensive income:
Net income	—	—	—	7,552	—	—	—	—	—	7,552
Other comprehensive income:
Unrealized loss on securities (net of tax benefit $764)	—	—	—	—	1,106	—	—	—	—	1,106

Total comprehensive income										8,658

Proceeds from issuance of preferred stock and warrants	36,921	—	1,342	—	—	—	—	—	—	38,263
Accretion of discount on preferred stock	119	—	—	(119)	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(63)	(13)	—	—	76	—	—	—
Stock awards	—	—	311	—	—	—	—	—	—	311
Allocation of ESOP stock	—	—	—	—	—	146	—	—	—	146
ESOP adjustment	—	—	61	—	—	—	—	—	—	61
Cash dividend - $0.40 per share	—	—	—	(4,707)	—	—	—	—	—	(4,707)
Cash dividend on preferred stock	245	—	—	(877)	—	—	—	—	—	(632)
Exercise of stock options	—	—	—	(15)	—	—	41	—	—	26
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(11)	11	—

Balance at June 30, 2009	$37,285	$272	$205,949	$162,088	$(13,356)	$(4,923)	$(225,406)	$970	$(970)	$161,909

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$7,552	$7,541

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	972	832
Amortization of ESOP	146	146
ESOP adjustment	61	158
Stock awards	311	281
Amortization and impairment of servicing asset	1,387	1,099
Net premium amortization in excess of discount accretion on securities	281	15
Net amortization of deferred costs and discounts on loans	442	423
Provision for loan losses	2,000	775
Net gain on sale of real estate owned	(45)	(60)
Other than temporary impairment on investment securities available for sale	—	1,141
Recovery from reserve for repurchased loans	(245)	(161)
Net gain on sales of loans and securities	(1,780)	(858)
Proceeds from sales of mortgage loans held for sale	132,163	59,603
Mortgage loans originated for sale	(140,926)	(59,890)
Increase in value of Bank Owned Life Insurance	(431)	(642)
(Increase) decrease in interest and dividends receivable	(113)	362
Increase in other assets	(529)	(552)
Increase in other liabilities	5,261	2,088

Total adjustments	(1,045)	4,760

Net cash provided by operating activities	6,507	12,301

Cash flows from investing activities:
Net decrease in loans receivable	1,491	40,546
Loans repurchased	—	(408)
Proceeds from maturities or calls of investment securities available for sale	—	300
Proceeds from sale of investment securities available for sale	1,823	122
Purchases of investment securities available for sale	—	(937)
Purchases of mortgage-backed securities available for sale	(59,468)	—
Principal payments on mortgage-backed securities available for sale	11,699	7,509
Decrease in Federal Home Loan Bank of New York stock	4,722	3,560
Proceeds from sales of real estate owned	579	251
Purchases of premises and equipment	(852)	(2,726)

Net cash (used in) provided by investing activities	(40,006)	48,217

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$90,438	$15,516
Decrease in short-term borrowings	(52,076)	(46,072)
Repayments of securities sold under agreements to repurchase with the Federal Home Loan Bank	—	(12,000)
Proceeds from Federal Home Loan Bank advances	28,000	47,000
Repayments of Federal Home Loan Bank advances	(63,000)	(61,000)
Proceeds from other borrowings	—	525
Increase in advances by borrowers for taxes and insurance	1,135	1,293
Exercise of stock options	26	101
Dividends paid – common stock	(4,707)	(4,682)
Dividends paid – preferred stock	(632)	—
Proceeds from issuance of preferred stock and warrant	38,263	—

Net cash provided by (used in) financing activities	37,447	(59,319)

Net increase in cash and due from banks	3,948	1,199

Cash and due from banks at beginning of period	18,475	27,547

Cash and due from banks at end of period	$22,423	$28,746

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period for:
Interest	$17,133	$25,034
Income taxes	4,868	2,120
Non cash activities:
Transfer of loans receivable to real estate owned	741	935

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

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

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average shares issued net of Treasury shares	12,369	12,363	12,366	12,357
Less: Unallocated ESOP shares	(588)	(623)	(592)	(627)
Unallocated incentive award shares and shares held by deferred compensation plan	(71)	(74)	(71)	(77)

Average basic shares outstanding	11,710	11,666	11,703	11,653
Add: Effect of dilutive securities:
Stock options	1	28	1	6
Incentive awards and shares held by deferred compensation plan	46	46	46	50

Average diluted shares outstanding	11,757	11,740	11,750	11,709

For the three months ended June 30, 2009 and 2008, 1,644,000 and 1,201,000, respectively, antidilutive stock options were excluded from earnings per share calculations. For the six months ended June 30, 2009 and 2008, 1,620,000 and 1,301,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

Comprehensive Income

For the three month periods ended June 30, 2009 and 2008, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $6,252,000 and $3,120,000, respectively. For the six month periods ended June 30, 2009 and 2008, total comprehensive income amounted to $8,658,000 and $4,079,000, respectively.

Note 2. Acquisition

On May 27, 2009, the Company announced the signing of an agreement and plan of merger with Central Jersey Bancorp (“Central Jersey”), pursuant to which Central Jersey will merge with and into the Company in an all stock transaction. Under the terms of the agreement, Central Jersey common stockholders will receive 0.50 shares of the Company’s common stock for each common share of Central Jersey. The Company expects to consummate the transaction by year-end subject to customary closing conditions, including regulatory and shareholder approvals.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Estimated Value
June 30, 2009

U. S. agency obligations	$302	$8	$—	$310
State and municipal obligations	150	—	—	150
Corporate debt securities	55,000	—	(23,799)	31,201
Equity investments	370	—	(141)	229

	$55,822	$8	$(23,940)	$31,890

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2008

U. S. agency obligations	$302	$12	$—	$314
State and municipal obligations	150	—	—	150
Corporate debt securities	55,000	—	(23,314)	31,686
Equity investments	2,196	25	(7)	2,214

	$57,648	$37	$(23,321)	$34,364

There were no realized gains on the sale of investment securities available for sale for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, the Company realized gains on the sale of investment securities available for sale of $0 and $122,000. There were no realized losses on the sale of investment securities available for sale for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008 the Company recognized an other than temporary impairment loss of $1.1 million on investment securities available for sale.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at June 30, 2009 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2009, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $31.2 million, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
June 30, 2009

Less than one year	$452	$460
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	55,000	31,201

	$55,452	$31,661

The estimated market value and unrealized loss for investment securities available for sale at June 30, 2009 and December 31, 2008 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
June 30, 2009

Corporate debt securities	$—	$—	$31,201	$(23,799)	$31,201	$(23,799)
Equity investments	229	(141)	—	—	229	(141)

	$229	$(141)	$31,201	$(23,799)	$31,430	$(23,940)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2008

Corporate debt securities	$—	$—	$31,686	$(23,314)	$31,686	$(23,314)
Equity investments	1,819	(7)	—	—	1,819	(7)

	$1,819	$(7)	$31,686	$(23,314)	$33,505	$(23,321)

At June 30, 2009 the market value of each corporate debt security was below cost. The portfolio consisted of eleven $5.0 million issues spread between eight issuers. The corporate debt securities are issued by other financial institutions. During 2009, six of the issues, totaling $30.0 million, experienced credit rating downgrades to below investment grade status. Despite the downgrades, all of the financial institutions were considered well-capitalized and continue to make interest payments under the terms of the debt securities. No interest payments have been deferred. Based upon management’s analysis, the financial institutions have the ability to meet debt service requirements for the foreseeable future. These floating rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating rate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. In addition, the market for these types of securities has become increasingly illiquid and volatile. Although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As a result, the Company concluded that available for sale securities were only temporarily impaired at June 30, 2009.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2009

FHLMC	$15,663	$327	$(1)	$15,989
FNMA	71,120	906	(22)	72,004
GNMA	1,301	142	—	1,443

	$88,084	$1,375	$(23)	$89,436

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2008

FHLMC	$9,593	$114	$(20)	$9,687
FNMA	29,597	171	(139)	29,629
GNMA	1,407	78	—	1,485

	$40,597	$363	$(159)	$40,801

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three and six months ended June 30, 2009 and 2008.

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at June 30, 2009 and December 31, 2008, segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
June 30, 2009

FHLMC	$299	$(1)	$—	$—	$299	$(1)
FNMA	6,845	(19)	214	(3)	7,059	(22)

	$7,144	$(20)	$214	$(3)	$7,358	$(23)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2008

FHLMC	$1,105	$(10)	$455	$(10)	$1,560	$(20)
FNMA	5,133	(68)	5,894	(71)	11,027	(139)

	$6,238	$(78)	$6,349	$(81)	$12,587	$(159)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As a result, the Company concluded that available for sale securities were only temporarily impaired at June 30, 2009.

Note 5. Loans Receivable, Net

Loans receivable, net at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Real estate:
One-to-four family	$1,012,013	$1,039,375
Commercial real estate, multi-family and land	364,475	329,844
Construction	10,150	10,561
Consumer	218,784	222,797
Commercial	62,112	59,760

Total loans	1,667,534	1,662,337

Loans in process	(2,602)	(3,586)
Deferred origination costs, net	5,005	5,195
Allowance for loan losses	(12,758)	(11,665)

Total loans, net	1,657,179	1,652,281

Less: Mortgage loans held for sale	13,475	3,903

Loans receivable, net	$1,643,704	$1,648,378

An analysis of the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$12,019	$10,739	$11,665	$10,468
Provision charged to operations	1,200	400	2,000	775
Charge-offs	(461)	(220)	(914)	(537)
Recoveries	—	—	7	213

Balance at end of period	$12,758	$10,919	$12,758	$10,919

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,109	$1,713	$1,143	$2,398
Recoveries	(211)	—	(245)	(161)
Loss on loans repurchased	(63)	(8)	(63)	(532)

Balance at end of period	$835	$1,705	$835	$1,705

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At June 30, 2009, there were no loan repurchase requests outstanding, although one request was received subsequent to June 30, 2009 which the Company is evaluating.

Note 7. Deposits

The major types of deposits at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Type of Account

Non-interest-bearing	$112,047	$97,278
Interest-bearing checking	589,144	517,334
Money market deposit	92,604	84,928
Savings	224,082	207,224
Time deposits	346,693	367,368

Total deposits	$1,364,570	$1,274,132

Note 8. Recent Accounting Pronouncements

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

In April 2009, the FASB issued the following three Staff Positions:

•

Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other than temporary impairment analysis under existing U.S. Generally Accepted Accounting Principles (“GAAP”) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held to maturity or available for sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The FASB Staff Position (“FSP”) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of equity securities.

•

Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

•

Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.

All of the FSPs are effective for interim and annual reporting periods after June 15, 2009. The adoption of the FSPs did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company evaluated subsequent events through the date its financial statements are filed. The adoption of this standard did not have an impact on the Company’s financial position, results of operations, and earnings per share.

Note 9. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009

Items measured on a recurring basis:
Investment securities available for sale	$31,890	$539	$31,351	$—
Mortgage-backed securities available for sale	89,436	—	89,436	—

Items measured on a non-recurring basis:
Real estate owned	830	—	—	830
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No.114	389	—	—	389

December 31, 2008

Investment securities available for sale	34,364	709	33,655	—
Mortgage-backed securities available for sale	40,801	—	40,801	—

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Note 10. Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Due from Banks

For cash and due from banks, the carrying amount approximates fair value.

Investments and Mortgage-Backed Securities

The fair value of investment and mortgage-backed securities is estimated based on bid quotations received from securities dealers, if available. If a quoted market price was not available, fair value was estimated using quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York (“FHLB”) stock is its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum investment based upon the outstanding balance of mortgage related assets and outstanding borrowings.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, consumer and commercial. Each loan category is further segmented into fixed and adjustable rate interest terms.

Fair value of performing and non-performing loans was estimated by discounting the future cash flows, net of estimated prepayments, at a rate for which similar loans would be originated to new borrowers with similar terms.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, and interest-bearing checking accounts and money market accounts are, by definition, equal to the amount payable on demand. The related insensitivity of the majority of these deposits to interest rate changes creates a significant inherent value which is not reflected in the fair value reported. The fair value of time deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds

Fair value estimates are based on discounting contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Commitments to Extend Credit and Sell Loans

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The estimated fair values of the Bank’s significant financial instruments as of June 30, 2009 and December 31, 2008 are presented in the following tables (in thousands).

	Book Value	Fair Value
June 30, 2009
Financial Assets:
Cash and due from banks	$22,423	$22,423
Investment securities available for sale	31,890	31,890
Mortgage-backed securities available for sale	89,436	89,436
Federal Home Loan Bank of New York stock	16,188	16,188
Loans receivable and mortgage loans held for sale	1,657,179	1,640,894
Financial Liabilities:
Deposits	1,364,570	1,366,862
Borrowed funds	362,746	365,377

	Book Value	Fair Value
December 31, 2008
Financial Assets:
Cash and due from banks	$18,475	$18,475
Investment securities available for sale	34,364	34,364
Mortgage-backed securities available for sale	40,801	40,801
Federal Home Loan Bank of New York stock	20,910	20,910
Loans receivable and mortgage loans held for sale	1,652,281	1,644,004
Financial Liabilities:
Deposits	1,274,132	1,277,248
Borrowed funds	449,822	456,365

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other significant unobservable inputs. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 11. Issuance of Preferred Stock

On January 16, 2009, (the “Closing Date”) as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms attached thereto (“Securities Purchase Agreement”) with the Treasury, pursuant to which the Company agreed to issue and sell, and the Treasury agreed to purchase, (i) 38,263 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “Preferred Shares”), having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 380,853 shares of the Company’s common stock, $0.01 par value (“Common Stock”), at an exercise price of $15.07 per share, for an aggregate purchase price of $38.3 million in cash.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Notwithstanding any provision in the Securities Purchase Agreement, the American Recovery and Reinvestment Act of 2009 (“ARRA”) permits the Company, with the approval of the Secretary of the Treasury after consultation with the Office of Thrift Supervision (“OTS”), to repurchase the Preferred Shares without regard to whether the Company has raised gross proceeds from a Qualified Equity Offering or any other source and without regard to any waiting period. In the event the Company would repurchase the Preferred Shares, the Company may also repurchase the Warrants at the fair market value as determined by the Board of Directors in reliance on an opinion of a nationally recognized investment banking firm. In the event the Treasury does not accept such fair market value as determined by the Board, either party may submit to an appraisal procedure as set forth in the Securities Purchase Agreement. The Securities Purchase Agreement, pursuant to which the Preferred Shares and Warrant were sold, contains limitations on the payment of dividends on the Common Stock (including with respect to the payment of cash dividends in excess of $0.20 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008). There are additional limitations on the Company’s ability to repurchase its common stock and repurchase or redeem its trust preferred securities, and the Company is subjected to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the ARRA. The Securities Purchase Agreement and all related documents may be amended unilaterally by the Treasury to the extent required to comply with any changes in applicable Federal statutes after the execution thereof.

Of the $38.3 million in issuance proceeds, $36.9 million and $1.3 million were allocated to the Preferred Shares and the Warrant, respectively, based upon their relative fair values as of the Closing Date. The resulting discount of $1.3 million is accreted by a charge to retained earnings over a five year estimated life.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Judgments regarding securities impairment and policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and the valuation of Mortgage Servicing Rights are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

On January 16, 2009, the Company received $38.3 million in proceeds from the issuance of Preferred Shares and Warrants to the U.S. Treasury under the Capital Purchase Program. Proceeds from the Preferred Shares were supplemented with FHLB borrowings and the combined amount was initially invested in mortgage-backed securities and Bank-originated loans. Cash flows generated by the Company as a result of the Preferred Shares investment are currently invested in additional Bank-originated loans. The initial investment strategy was designed to effectively eliminate earnings dilution from the Preferred Shares dividend and Warrant accretion. The addition of Preferred Shares to the Company’s total stockholder equity increased the Company’s tangible equity to assets ratio to 8.5% at June 30, 2009 from 6.5% at December 31, 2008.

In late 2008, short-term interest rates declined and the interest rate yield curve steepened. This environment has generally had a positive impact on the Bank’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. There has also been a continued weakening of the overall economy coupled with concern surrounding the housing market. These conditions have had an adverse impact on the Bank’s results of operations as non-performing loans and the provision for loan losses have increased.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and six months ended June 30, 2009 and 2008. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$—	$—	—%	$17,843	$81	1.82%
Investment securities (1)	55,822	288	2.06	63,245	484	3.06
FHLB stock	17,117	264	6.17	19,862	426	8.58
Mortgage-backed securities (1)	93,215	873	3.75	48,408	573	4.73
Loans receivable, net (2)	1,650,217	22,791	5.52	1,654,792	24,103	5.83

Total interest-earning assets	1,816,371	24,216	5.33	1,804,150	25,667	5.69

Non-interest-earning assets	85,951			92,239

Total assets	$1,902,322			$1,896,389

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$885,946	2,504	1.13	$777,350	3,053	1.57
Time deposits	353,608	2,273	2.57	423,120	3,654	3.45

Total	1,239,554	4,777	1.54	1,200,470	6,707	2.23
Borrowed funds	375,891	3,285	3.50	443,202	4,698	4.24

Total interest-bearing liabilities	1,615,445	8,062	2.00	1,643,672	11,405	2.78

Non-interest-bearing deposits	111,895			112,730
Non-interest-bearing liabilities	17,668			17,156

Total liabilities	1,745,008			1,773,558
Stockholders’ equity	157,314			122,831

Total liabilities and stockholders’ equity	$1,902,322			$1,896,389

Net interest income		$16,154			$14,262

Net interest rate spread (3)			3.33%			2.91%

Net interest margin (4)			3.56%			3.16%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$—	$—	—%	$11,634	$142	2.44%
Investment securities (1)	55,978	589	2.10	62,931	1,851	5.88
FHLB stock	18,104	413	4.56	20,918	907	8.67
Mortgage-backed securities (1)	84,899	1,641	3.87	50,503	1,184	4.69
Loans receivable, net (2)	1,651,158	45,963	5.57	1,662,431	49,105	5.91

Total interest-earning assets	1,810,139	48,606	5.37	1,808,417	53,189	5.88

Non-interest-earning assets	85,903			94,964

Total assets	$1,896,042			$1,903,381

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$865,581	5,157	1.19	$758,864	6,344	1.67
Time deposits	356,854	4,716	2.64	433,269	8,227	3.80

Total	1,222,435	9,873	1.62	1,192,133	14,571	2.44
Borrowed funds	393,447	6,918	3.52	462,853	10,120	4.37

Total interest-bearing liabilities	1,615,882	16,791	2.08	1,654,986	24,691	2.98

Non-interest-bearing deposits	108,629			108,584
Non-interest-bearing liabilities	17,308			16,649

Total liabilities	1,741,819			1,780,219
Stockholders’ equity	154,223			123,162

Total liabilities and stockholders’ equity	$1,896,042			$1,903,381

Net interest income		$31,815			$28,498

Net interest rate spread (3)			3.29%			2.90%

Net interest margin (4)			3.52%			3.15%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest—earning assets and the cost of interest—bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest—earning assets.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets at June 30, 2009 were $1.910 billion, an increase of $51.6 million, compared to $1.858 billion at December 31, 2008.

Mortgage-backed securities available for sale increased to $89.4 million at June 30, 2009 as compared to $40.8 million at December 31, 2008 primarily due to the $38.3 million investment of Preferred Shares proceeds from the Treasury’s Capital Purchase Program.

Loans receivable, net decreased by $4.7 million to a balance of $1.644 billion at June 30, 2009, compared to a balance of $1.648 billion at December 31, 2008. Growth in commercial real estate loans of $34.6 million was offset by a decline in one-to-four family mortgage loans due to increased prepayments and the Bank’s ongoing strategy to sell longer-term, fixed-rate newly-originated one-to-four family mortgage loans. Originations of mortgage loans held for sale increased to $140.9 million for the six months ended June 30, 2009 as compared to $59.9 million for the same prior year period. Mortgage loans held for sale increased to $13.5 million at June 30, 2009 from $3.9 million at December 31, 2008 due to an increase in longer-term, fixed-rate one-to-four family mortgage loans which the Bank sells.

Deposit balances increased $90.4 million to $1.365 billion at June 30, 2009 from $1.274 billion at December 31, 2008. Core deposits, defined as all deposits excluding time deposits, increased $111.1 million partly offset by a $20.7 million decrease in time deposits as the Bank continued to moderate its pricing for time deposits. FHLB advances decreased by $101.9 million to $258.0 million at June 30, 2009 as compared to $359.9 million at December 31, 2008 primarily due to the increase in deposits.

Stockholders’ equity at June 30, 2009 increased to $161.9 million as compared to $119.8 million at December 31, 2008 primarily due to the issuance of $38.3 million of Preferred Shares.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and June 30, 2008

General

Net income available to common stockholders for the three months ended June 30, 2009 was $3.1 million or $.26 per diluted share, as compared to net income available to common stockholders of $3.5 million, or $.30 per diluted share, for the corresponding prior year period. For the six months ended June 30, 2009, net income available to common stockholders was $6.6 million or $.56 per diluted share, as compared to net income available to common stockholders of $7.5 million or $.64 per diluted share for the corresponding prior year period.

Interest Income

Interest income for the three and six months ended June 30, 2009 was $24.2 million and $48.6 million, respectively, as compared to $25.7 million and $53.2 million, respectively, for the three and six months ended June 30, 2008. The yield on interest-earning assets declined to 5.33% and 5.37%, respectively, for the three and six months ended June 30, 2009, as compared to 5.69% and 5.88%, respectively, for the same prior year periods. The asset yield for the six months ended June 30, 2008 benefited from $633,000 of income relating to an equity investment which was sold by the end of 2008. Average interest-earning assets increased by $12.2 million and $1.7 million, respectively, for the three and six months ended June 30, 2009, as compared to the same prior year periods. The increase was in mortgage-backed securities which rose $44.8 million and $34.4 million for the three and six months ended June 30, 2009, respectively, due to investment of the Preferred Shares proceeds from the Treasury’s Capital Purchase Program.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 was $8.1 million and $16.8 million, respectively, compared to $11.4 million and $24.7 million, respectively, for the three and six months ended June 30, 2008. The cost of interest-bearing liabilities decreased to 2.00% and 2.08%, respectively, for the three and six months ended June 30, 2009, as compared to 2.78% and 2.98%, respectively, in the same prior year periods. Additionally, average interest-bearing liabilities decreased by $28.2 million and $39.1 million, respectively, for the three and six months ended June 30, 2009, as compared to the same prior year periods. Average borrowed funds decreased $67.3 million and $69.4 million, respectively, for the three and six months ended June 30, 2009 due to an increase in average deposits and average stockholder’s equity as funding sources. The increase in average stockholder’s equity was related to the issuance of Preferred Shares.

Net Interest Income

Net interest income for the three and six months ended June 30, 2009 increased to $16.2 million and $31.8 million, respectively, as compared to $14.3 million and $28.5 million, respectively, in the same prior year periods reflecting a higher net interest margin and higher levels of interest-earning assets. The net interest margin increased to 3.56% and 3.52%, respectively, for the three and six months ended June 30, 2009 from 3.16% and 3.15%, respectively, in the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 2009, the provision for loan losses was $1.2 million and $2.0 million, respectively, compared to $400,000 and $775,000, respectively, in the same prior year periods. Non-performing loans increased $6.5 million at June 30, 2009 to $20.9 million from $14.4 million at June 30, 2008. Loans receivable, net decreased modestly during the first six months of 2009 while net charge-offs for the three and six months ended June 30, 2009 were $461,000 and $907,000 respectively, as compared to $220,000 and $324,000, respectively, in the same prior year periods. Net charge-offs for the three and six months ended June 30, 2009 included $269,000 and $635,000, respectively, relating to subprime loans originated by Columbia Home Loans, LLC, the Company’s mortgage banking subsidiary which has since been shuttered. The increase in the provision for loan losses was primarily due to the increase in non-performing loans and net charge-offs.

Other Income

Other income increased to $4.2 million and $7.3 million, respectively, for the three and six months ended June 30, 2009 as compared to $2.6 million and $6.4 million, respectively, in the same prior year periods. Loan servicing income (loss) decreased to a loss of $221,000 for the six months ended June 30, 2009 from income of $172,000 for the six months ended June 30, 2008 due to an impairment to the loan servicing asset of $263,000 recognized in the first quarter of 2009. The net gain (loss) on sales of loans and securities available for sale was $1.4 million and $2.0 million, respectively, for the three and six months ended June 30, 2009 as compared to losses of $718,000 and $122,000, respectively, for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2009 the net gain on the sales of loans includes a reversal of the provision for repurchased loans of $211,000 and $245,000, respectively, as compared to a reversal of $0 and $161,000, respectively for the three and six months ended June 30, 2008. Fees and service charges decreased to $2.6 million and $5.1 million, respectively, for the three and six months ended June 30, 2009 as compared to $2.9 million and $5.7 million, respectively, for the corresponding prior year periods primarily due to a decrease in trust and investment service revenue. Income from Bank Owned Life Insurance decreased by $108,000 and $211,000, respectively, for the three and six months ended June 30, 2009 as compared to the same prior year periods due to the lower interest rate environment.

Operating Expenses

Operating expenses increased to $13.2 million and $25.0 million, respectively, for the three and six months ended June 30, 2009, as compared to $11.4 million and $23.0 million, respectively, for the corresponding prior year periods. Federal deposit insurance increased to $1.4 million and $1.9 million, respectively, for the three and six months ended June 30, 2009, as compared to $341,000 and $651,000, respectively, in the same prior year periods due to a special assessment of $869,000 for the three and six months ended June 30, 2009 and an increase in the assessment rate for FDIC deposit insurance effective January 1, 2009. Occupancy expense was adversely affected by a second quarter charge of $556,000 relating to all future lease obligations of Columbia Home Loans, LLC, the Company’s mortgage banking subsidiary which was shuttered in the fourth quarter of 2007. In light of the economic downturn and weak real estate market, the Company no longer expects to be able to sublet the vacant office space. Therefore, the entire remaining lease obligation was recognized in the second quarter of 2009. General and administrative expense include $169,000 of costs related to the Company’s previously announced merger with Central Jersey Bancorp. Under FASB 141R these costs are expensed in the period incurred and are likely to be significant during the second half of 2009. Operating expenses for the three and six months ended June 30, 2009 also include costs relating to the opening of two new branches in the latter part of 2008.

Provision for Income Taxes

Income tax expense was $2.3 million and $4.6 million, respectively, for the three and six months ended June 30, 2009, as compared to an expense of $1.6 million and $3.6 million, respectively, for the same prior year periods. The effective tax rate increased to 38.7% and 37.8%, respectively, for the three and six months ended June 30, 2009 as compared to 30.9% and 32.1%, respectively, in the same prior periods primarily due to an increase in state tax expense.

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

At June 30, 2009, the Company had outstanding overnight borrowings from the FHLB of $17.0 million as compared to $83.9 million in overnight borrowings at December 31, 2008. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $258.0 million at June 30, 2009, a decrease from $359.9 million at December 31, 2008.

The Company’s cash needs for the six months ended June 30, 2009 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and the issuance of Preferred Shares. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and to reduce borrowings. For the six months ended June 30, 2008, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash provided was principally used for loan originations and to reduce FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2009, outstanding commitments to originate loans totaled $69.1 million; outstanding unused lines of credit totaled $204.5 million; and outstanding commitments to sell loans totaled $35.0 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $260.1 million at June 30, 2009. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first six months of 2009 were $4.7 million, unchanged from the same prior year period. On July 21, 2009, the Board of Directors declared a quarterly cash dividend of twenty cents ($0.20) per common share. The dividend is payable on August 14, 2009 to stockholders of record at the close of business on August 3, 2009. Cash dividends on Preferred Shares declared and paid during the six months ended June 30, 2009 were $632,000. On July 21, 2009 the Board of Directors declared a quarterly cash dividend of $12.50 per Preferred Share for an aggregate payment of $478,000. The dividend is payable on August 15, 2009 to stockholders of record at the close of business on July 31, 2009.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary, short-term borrowings and the issuance of Preferred Shares, long-term debt and trust preferred securities. On January 16, 2009, the Company received $38.3 million in proceeds from the issuance of Preferred Shares and Warrants. The Company invested $19.1 million of the proceeds into the Bank and retained the remaining proceeds. For the first six months of 2009, OceanFirst Financial Corp. received $3.6 million in dividend payments from OceanFirst Bank. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the OTS. Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS could object to a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe and unsound practice. The Bank filed a capital distribution notice with the OTS of its intention to make quarterly capital distributions of $3.6 million each throughout 2009 to OceanFirst Financial Corp. The OTS did not object to the payment of these dividends as long as the Bank remains well-capitalized after each capital distribution. Additionally, if the Bank incurs an other than temporary impairment charge relating to its investment securities so that the total proposed capital distribution exceeds net income for the year to date, plus retained net income for the preceding two years, then the Bank must submit an application requesting approval of the OTS for the remaining unpaid capital distributions. The Company cannot predict whether the OTS may object to any future notices or fail to approve any future applications to pay a dividend to OceanFirst Financial Corp. At June 30, 2009, OceanFirst Financial Corp. held $19.1 million in cash and $229,000 in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $2.0 million, all of which was available at June 30, 2009.

At June 30, 2009, the Bank exceeded all of its regulatory capital requirements with tangible capital of $176.9 million, or 9.1% of total adjusted assets, which is above the required level of $29.0 million or 1.5%; core capital of $176.9 million or 9.1% of total adjusted assets, which is above the required level of $77.4 million, or 4.0% and risk-based capital of $186.4 million, or 14.1% of risk-weighted assets, which is above the required level of $105.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the OTS’ Prompt Corrective Action Regulations.

At June 30, 2009, the Company maintained tangible equity of $161.9 million, for a tangible equity to assets ratio of 8.5%, and tangible common equity of $124.6 million, for a tangible common equity to assets ratio of 6.5%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $35.0 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2009 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$362,746	$184,246	$120,000	$31,000	$27,500
Commitments to Originate Loans	69,100	69,100	—	—	—
Commitments to Fund Unused Lines of Credit	204,542	204,542	—	—	—

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

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$12,290	$8,696
Commercial real estate	5,361	5,527
Construction	67	—
Consumer	2,517	1,435
Commercial	702	385

Total non-performing loans	20,937	16,043
REO, net	1,348	1,141

Total non-performing assets	$22,285	$17,184

Allowance for loan losses as a percent of total loans receivable	.77%	.70%
Allowance for loan losses as percent of total non-performing loans	60.94	72.71
Non-performing loans as a percent of total loans receivable	1.26	.97
Non-performing assets as a percent of total assets	1.17	.92

The non-performing loan total includes $911,000 of repurchased one-to-four family and consumer loans and $3.1 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. The two largest commercial non-performing loan relationships totaled $2.5 million. The largest of the two is $1.9 million and both relationships are well secured by commercial real estate collateral. The Company also classifies loans in accordance with regulatory guidelines. At June 30, 2009, the Company had $7.6 million designated as Special Mention, $35.1 million classified as Substandard and $34,000 classified as Doubtful as compared to $9.0 million, $17.2 million and $14,300, respectively, at December 31, 2008. The largest Special Mention loan relationship at June 30, 2009 is comprised of several credit facilities totaling $3.4 million to a leasing company which is current on payments but was criticized due to declining revenue. The loan is secured by commercial real estate, auto titles, other business assets and personal guarantees. The largest Substandard loan relationship at June 30, 2009 is comprised of several credit facilities to a building supply company with an aggregate balance of $4.0 million which was current as to payments, but criticized due to declining revenue and poor operating results. The loans are well-secured by commercial real estate and other business assets. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $15.5 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services. At June 30, 2009, the Bank was holding subprime loans with a gross principal balance of $3.0 million and a carrying value, net of reserves and lower of cost or market adjustment, of $1.9 million, and ALT-A loans with a gross principal balance of $5.6 million and a carrying value, net of reserves and lower of cost or market adjustment, of $4.9 million.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake—and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2008 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2009 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At June 30, 2009, the Company’s one-year gap was negative 1.70% as compared to negative 5.72% at December 31, 2008.

At June 30, 2009	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$7,305	$—	$—	$—	$—	$7,305
Investment securities	55,000	452	—	—	370	55,822
FHLB stock	—	—	—	—	16,188	16,188
Mortgage-backed securities	12,773	20,026	17,385	25,803	12,098	88,085
Loans receivable (2)	286,285	419,439	552,654	235,597	170,957	1,664,932

Total interest-earning assets	361,363	439,917	570,039	261,400	199,613	1,832,332

Interest-bearing liabilities:
Money market deposit accounts	4,209	12,628	33,674	42,093	—	92,604
Savings accounts	10,122	31,761	80,977	101,222	—	224,082
Interest-bearing checking accounts	259,737	47,039	125,438	156,930	—	589,144
Time deposits	115,040	145,101	52,985	19,990	13,577	346,693
FHLB advances	52,000	55,000	120,000	31,000	—	258,000
Securities sold under agreements to repurchase	77,246	—	—	—	—	77,246
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	540,854	291,529	413,074	351,235	18,577	1,615,269

Interest sensitivity gap (3)	$(179,491)	$148,388	$156,965	$(89,835)	$181,036	$217,063

Cumulative interest sensitivity gap	$(179,491)	$(31,103)	$125,862	$36,027	$217,063	$217,063

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(9.80)%	(1.70)%	6.87%	1.97%	11.85%	11.85%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2009 and December 31, 2008. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2008. The increase in NPV in the static case at June 30, 2009 when compared to December 31, 2008 was primarily a result of the Preferred Shares issuance.

	June 30, 2009					December 31, 2008
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$163,281	(12.8)%	9.0%	$65,603	(4.9)%	$106,833	(21.5)%	6.0%	$55,909	(8.8)%
100	178,343	(4.8)	9.6	67,631	(2.0)	126,459	(7.0)	7.0	59,031	(3.8)
Static	187,334	—	9.9	69,007	—	136,020	—	7.4	61,331	—
(100)	183,647	(2.0)	9.5	66,563	(3.5)	136,226	0.2	7.2	59,363	(3.2)
(200)	183,311	(2.1)	9.5	61,844	(10.4)	129,958	(4.5)	6.9	56,937	(7.2)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

With the following exception, the Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.

On June 8, 2009, and July 15, 2009, purported class action complaints were filed against the Company, Central Jersey and each director of Central Jersey (except that Robert S. Vuono was not named in the second class action complaint) in the Superior Court of New Jersey in Ocean County. The actions were brought by two separate alleged shareholders of Central Jersey, each on behalf of himself and all others similarly situated. The complaints allege, among other things, that the directors of Central Jersey are in breach of their fiduciary duties to shareholders in connection with Central Jersey’s entry into the merger agreement with the Company. The complaints also allege that the Company and Central Jersey knowingly assisted the Central Jersey directors’ alleged breaches of fiduciary duty in connection with the proposed merger.

The complaints seek, among other things, damages and injunctive relief to enjoin the Company, Central Jersey and Central Jersey’s directors from consummating the transactions contemplated under the merger agreement, along with attorneys’ fees and costs. The Company and Central Jersey believe that the allegations in the complaints are without merit and intend to vigorously defend against the claims and causes of action asserted in these legal matters.

Item 1A.	Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2008 Annual Report on Form 10-K. Additional risk factors relevant to the Company’s operations since December 31, 2008 include the following:

The issuance of any securities under the recently filed “Shelf” Registration will have an impact on the shareholders of the Company. The Company recently filed a “Shelf” Registration Statement on Form S-3 with the SEC which allows the Company to issue up to $80.0 million of common stock, preferred stock, debt securities or warrants, or a combination thereof. The Board of Directors of the Company is authorized to issue the securities registered under the Shelf Registration Statement at any time, or from time to time, without the approval of the shareholders of the Company. If the Board of Directors determines to issue shares of common stock under the Shelf Registration Statement, the Board of Directors is authorized to issue such shares at such prices as determined by the Board of Directors. Shareholders of the Company do not have preemptive rights and, therefore, if the Board of Directors determines to issue common stock, the current shareholders will not have the right to subscribe for shares in an amount necessary to maintain their current percentage ownership. Consequently, the issuance of common stock may result in a dilution in the percentage ownership of the Company by current shareholders.

If the Board of Directors determines to issue preferred stock under the Shelf Registration Statement, the Board of Directors is authorized by the Certificate of Incorporation to issue such shares at such prices and in such series, and to establish designations, powers, preferences and rights of such shares, as well as the limitations, qualifications and restrictions. Generally, preferred shares have a preference over common shares in the payment of dividends and upon liquidation.

The Board of Directors may also issue, pursuant to the Shelf Registration Statement, senior or subordinated debt securities at such rates and with such terms and conditions as determined by the Board of Directors. These securities will rank senior to the Company’s preferred or common stock upon liquidation of the Company.

The Shelf Registration Statement also registered warrants to purchase common stock, preferred stock and debt securities.

The Board of Directors has not determined to issue any securities under the Shelf Registration Statement. The Board may consider current economic conditions, regulatory requirements, liquidity needs and other matters when determining if and when to issue such securities. Further, the Board of Directors are authorized to determine the use of proceeds of such securities issuance, which may include future growth opportunities, general corporate purposes or repayment of Preferred Shares and repurchase of the Warrants issued to the U.S. Treasury pursuant to the Capital Purchase Program.

The Bank’s Federal thrift charter may be eliminated under the Administration’s Financial Regulatory Reform Plan. The administration has proposed the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and the responsibility for the institutions currently supervised by the OTS, which supervises federally chartered thrift and thrift holding companies, such as the Bank and the Company. In addition, under the administration’s proposal, the thrift charter, under which the Bank is organized, would be eliminated. If the administration’s proposal is finalized, the Bank may be subject to a new charter mandated by the NBS. There is no assurance as to how this new charter, or the supervision by the NBS, will affect the Bank’s operations going forward.

The elimination of the OTS, as proposed by the administration, also would result in a new regulatory authority for the Company. Such authority may impose restrictions which are the same as, or similar to, those made applicable to bank holding companies by the Board of Governors of the Federal Reserve System, including a holding company consolidated capital requirement. Currently, as a savings and loan holding company supervised by the OTS, the Company is not subject to a holding company consolidated capital requirement. The Company expects that if it were to become subject to a consolidated capital requirement, it would meet the current requirement to be categorized as “well-capitalized” on a pro forma basis.

The administration’s proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance and enforce compliance through orders, fines and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, the Company could become subject to multiple laws affecting its provision of home loans and other credit services to consumers, which may substantially increase the cost of providing such services.

It is unknown at this time whether the administration’s proposal for regulatory reform will be adopted and, if so, the final form of such proposal, and what the full impact on the Company may be.

There is no guaranty that the Company will be able to continue to pay a dividend or, if continued, will be able to pay a dividend at the current rate. The Board of Directors of the Company determines at its discretion if, when and the amount of dividends that may be paid on the common stock. In making such determination, the Board of Directors take into account various factors including economic conditions, earnings, liquidity needs, the financial condition of the Company, applicable state law, regulatory requirements and other factors deemed relevant by the Board of Directors. Although the Company has a history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future, particularly in the event of changes in those factors which may affect the Board of Directors’ determination to pay a dividend.

Any future FDIC insurance premiums will adversely impact earnings. On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. The Company recorded an expense of $869,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.

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

OceanFirst Financial Corp.
Registrant

DATE: August 10, 2009	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President
and Chief Executive Officer

DATE: August 10, 2009	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description	Page
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	25

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	26

32.0	Section 1350 Certifications	27