Form 10-Q
period 2009-09-30
OCEANFIRST FINANCIAL CORP
filed 2009-11-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

YES  ☐    NO  ☒.

As of November 4, 2009, there were 17,988,556 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and due from banks	$21,767	$18,475
Investment securities available for sale	34,547	34,364
Federal Home Loan Bank of New York stock, at cost	14,878	20,910
Mortgage-backed securities available for sale	83,001	40,801
Loans receivable, net	1,622,531	1,648,378
Mortgage loans held for sale	4,960	3,903
Interest and dividends receivable	6,412	6,298
Real estate owned, net	1,204	1,141
Premises and equipment, net	21,226	21,336
Servicing asset	6,750	7,229
Bank Owned Life Insurance	39,768	39,135
Other assets	15,959	15,976

Total assets	$1,873,003	$1,857,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,357,909	$1,274,132
Securities sold under agreements to repurchase with retail customers	72,996	62,422
Federal Home Loan Bank advances	230,500	359,900
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	7,823	7,581
Other liabilities	10,103	6,628

Total liabilities	1,706,831	1,738,163

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 38,263 shares issued at September 30, 2009	37,345	—
Common stock, $.01 par value, 55,000,000 shares authorized, 27,177,372 shares issued and 12,432,556 and 12,364,573 shares outstanding at September 30, 2009 and December 31, 2008, respectively	272	272
Additional paid-in capital	205,565	204,298
Retained earnings	163,487	160,267
Accumulated other comprehensive loss	(11,184)	(14,462)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,849)	(5,069)
Treasury stock, 14,744,816 and 14,812,799 shares at September 30, 2009 and December 31, 2008, respectively	(224,464)	(225,523)
Common stock acquired by Deferred Compensation Plan	981	981
Deferred Compensation Plan liability	(981)	(981)

Total stockholders’ equity	166,172	119,783

Total liabilities and stockholders’ equity	$1,873,003	$1,857,946

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Income

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest income:
Loans	$22,618	$23,821	$68,581	$72,926
Mortgage-backed securities	817	525	2,458	1,710
Investment securities and other	406	888	1,408	3,787

Total interest income	23,841	25,234	72,447	78,423

Interest expense:
Deposits	4,263	6,256	14,136	20,827
Borrowed funds	2,876	4,348	9,794	14,469

Total interest expense	7,139	10,604	23,930	35,296

Net interest income	16,702	14,630	48,517	43,127

Provision for loan losses	1,500	400	3,500	1,175

Net interest income after provision for loan losses	15,202	14,230	45,017	41,952

Other income:
Loan servicing income (loss)	119	121	(102)	293
Fees and service charges	2,700	2,625	7,804	8,292
Net gain on sales of loans and securities available for sale	1,094	466	3,119	344
Net gain from other real estate operations	67	79	71	97
Income from Bank Owned Life Insurance	202	314	634	957
Other	363	2	368	13

Total other income	4,545	3,607	11,894	9,996

Operating expenses:
Compensation and employee benefits	6,216	6,166	17,781	17,907
Occupancy	1,398	1,548	4,687	3,943
Equipment	478	468	1,428	1,433
Marketing	467	452	1,171	1,298
Federal deposit insurance	605	301	2,512	952
Data processing	812	779	2,506	2,375
Legal	236	683	1,086	1,754
Check card processing	287	276	792	775
Accounting and audit	135	193	466	742
General and administrative	1,719	1,397	4,948	4,086

Total operating expenses	12,353	12,263	37,377	35,265

Income before provision for income taxes	7,394	5,574	19,534	16,683
Provision for income taxes	2,860	1,852	7,448	5,420

Net income	4,534	3,722	12,086	11,263
Dividends on preferred stock and warrant accretion	537	—	1,539	—

Net income available to common stockholders	$3,997	$3,722	$10,547	$11,263

Basic earnings per share	$0.34	$0.32	$0.90	$0.97

Diluted earnings per share	$0.34	$0.32	$0.90	$0.96

Average basic shares outstanding	11,724	11,678	11,710	11,661

Average diluted shares outstanding	11,772	11,751	11,758	11,722

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2007	$—	$272	$203,532	$154,929	$(3,211)	$(5,360)	$(225,856)	$1,307	$(1,307)	$124,306

Comprehensive income:
Net income	—	—	—	11,263	—	—	—	—	—	11,263
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $3,277)	—	—	—	—	(6,085)	—	—	—	—	(6,085)
Reclassification adjustment for losses included in net income (net of tax benefit $316)	—	—	—	—	586	—	—	—	—	586

Total comprehensive income										5,764

Stock awards	—	—	431	—	—	—	—	—	—	431
Treasury stock allocated to restricted stock plan	—	—	(172)	(24)	—	—	196	—	—	—
Allocation of ESOP stock	—	—	—	—	—	219	—	—	—	219
ESOP adjustment	—	—	249	—	—	—	—	—	—	249
Cash dividend - $0.60 per share	—	—	—	(7,025)	—	—	—	—	—	(7,025)
Exercise of stock options	—	—	—	(36)	—	—	137	—	—	101
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(325)	325	—

Balance at September 30, 2008	$—	$272	$204,040	$159,107	$(8,710)	$(5,141)	$(225,523)	$982	$(982)	$124,045

Balance at December 31, 2008	$—	$272	$204,298	$160,267	$(14,462)	$(5,069)	$(225,523)	$981	$(981)	$119,783

Comprehensive income:
Net income	—	—	—	12,086	—	—	—	—	—	12,086
Other comprehensive income
Unrealized gain on securities (net of tax expense $2,264)	—	—	—	—	3,278	—	—	—	—	3,278

Total comprehensive income										15,364

Proceeds from issuance of preferred stock and warrants	36,921	—	1,342	—	—	—	—	—	—	38,263
Accretion of discount on preferred stock	179	—	—	(179)	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(695)	(221)	—	—	916	—	—	—
Stock awards	—	—	524	—	—	—	—	—	—	524
Allocation of ESOP stock	—	—	—	—	—	220	—	—	—	220
ESOP adjustment	—	—	96	—	—	—	—	—	—	96
Cash dividend - $0.60 per share	—	—	—	(7,061)	—	—	—	—	—	(7,061)
Cash dividend on preferred stock	245	—	—	(1,355)	—	—	—	—	—	(1,110)
Exercise of stock options	—	—	—	(50)	—	—	143	—	—	93

Balance at September 30, 2009	$37,345	$272	$205,565	$163,487	$(11,184)	$(4,849)	$(224,464)	$981	$(981)	$166,172

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$12,086	$11,263

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,469	1,276
Amortization of ESOP	220	219
ESOP adjustment	96	249
Stock awards	524	431
Amortization and impairment of servicing asset	1,856	1,590
Net premium amortization in excess of discount accretion on securities	429	32
Net amortization of deferred costs and discounts on loans	705	727
Provision for loan losses	3,500	1,175
Net gain on sale of real estate owned	(166)	(164)
Recovery from reserve for repurchased loans	(245)	(211)
Net gain on sales of loans and securities	(2,874)	(133)
Net loss on sale of fixed assets	6	—
Proceeds from sales of mortgage loans held for sale	194,302	79,220
Mortgage loans originated for sale	(193,858)	(76,582)
Increase in value of Bank Owned Life Insurance	(633)	(957)
(Increase) decrease in interest and dividends receivable	(114)	19
Increase in other assets	(878)	(929)
Increase in other liabilities	3,720	1,405

Total adjustments	8,059	7,367

Net cash provided by operating activities	20,145	18,630

Cash flows from investing activities:
Net decrease in loans receivable	20,675	25,520
Loans repurchased	—	(968)
Proceeds from maturities or calls of investment securities available for sale	150	300
Proceeds from sale of investment securities available for sale	1,823	3,122
Purchases of investment securities available for sale	—	(937)
Purchases of mortgage-backed securities available for sale	(59,468)	—
Principal payments on mortgage-backed securities available for sale	18,852	11,089
Decrease in Federal Home Loan Bank of New York stock	6,032	3,811
Proceeds from sales of real estate owned	1,402	1,089
Real estate owned acquired	(332)	—
Purchases of premises and equipment	(1,365)	(4,382)

Net cash (used in) provided by investing activities	(12,231)	38,644

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$83,777	$31,958
Decrease in short-term borrowings	(48,826)	(37,625)
Repayments of securities sold under agreements to repurchase with the Federal Home Loan Bank	—	(12,000)
Proceeds from Federal Home Loan Bank advances	28,000	57,000
Repayments of Federal Home Loan Bank advances	(98,000)	(91,000)
Increase in advances by borrowers for taxes and insurance	242	500
Exercise of stock options	93	101
Dividends paid – common stock	(7,061)	(7,025)
Dividends paid – preferred stock	(1,110)	—
Proceeds from issuance of preferred stock and warrant	38,263	—

Net cash used in financing activities	(4,622)	(58,091)

Net increase (decrease) in cash and due from banks	3,292	(817)

Cash and due from banks at beginning of period	18,475	27,547

Cash and due from banks at end of period	$21,767	$26,730

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$24,449	$35,718
Income taxes	6,868	4,529
Non cash activities:
Transfer of loans receivable to real estate owned	967	1,141

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

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

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average shares issued net of Treasury shares	12,387	12,365	12,374	12,359
Less: Unallocated ESOP shares	(579)	(614)	(588)	(623)
Unallocated incentive award shares and shares held by deferred compensation plan	(84)	(73)	(76)	(75)

Average basic shares outstanding	11,724	11,678	11,710	11,661
Add: Effect of dilutive securities:
Stock options	1	27	1	12
Incentive awards and shares held by deferred compensation plan	47	46	47	49

Average diluted shares outstanding	11,772	11,751	11,758	11,722

For the three months ended September 30, 2009 and 2008, 1,639,000 and 1,200,000, respectively, antidilutive stock options were excluded from earnings per share calculations. For the nine months ended September 30, 2009 and 2008, 1,623,000 and 1,267,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

Comprehensive Income

For the three month periods ended September 30, 2009 and 2008, total comprehensive income, representing net income plus or minus the change in unrealized gains or losses on securities available for sale amounted to $6,706,000 and $1,685,000, respectively. For the nine month periods ended September 30, 2009 and 2008, total comprehensive income amounted to $15,364,000 and $5,764,000, respectively.

Note 2. Acquisition

On May 27, 2009, the Company announced the signing of an agreement and plan of merger with Central Jersey Bancorp (“Central Jersey”), pursuant to which Central Jersey will merge with and into the Company in an all stock transaction. Under the terms of the agreement, Central Jersey common stockholders will receive 0.50 shares of the Company’s common stock for each common share of Central Jersey. On October 1, 2009, the shareholders of each of the Company and Central Jersey approved the agreement and plan of merger by the requisite number of votes. The Company expects to consummate the transaction by year-end subject to customary closing conditions, including regulatory approval.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2009

U.S. agency obligations	$301	$7	$—	$308
Corporate debt securities	55,000	—	(21,017)	33,983
Equity investments	370	—	(114)	256

	$55,671	$7	$(21,131)	$34,547

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2008

U.S. agency obligations	$302	$12	$—	$314
State and municipal obligations	150	—	—	150
Corporate debt securities	55,000	—	(23,314)	31,686
Equity investments	2,196	25	(7)	2,214

	$57,648	$37	$(23,321)	$34,364

There were no realized gains on the sale of investment securities available for sale for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Company realized gains on the sale of investment securities available for sale of $117,000 and $239,000, respectively. For the nine months ended September 30, 2009 and September 30, 2008, the Company realized losses on the sale of investment securities available for sale of $4,000 and $1,141,000, respectively.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at September 30, 2009 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2009, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $34.0 million, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
September 30, 2009

Less than one year	$301	$308
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	55,000	33,983

	$55,301	$34,291

The estimated market value and unrealized loss for investment securities available for sale at September 30, 2009 and December 31, 2008 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
September 30, 2009

Corporate debt securities	$—	$—	$33,983	$(21,017)	$33,983	$(21,017)
Equity investments	256	(114)	—	—	256	(114)

	$256	$(114)	$33,983	$(21,017)	$34,239	$(21,131)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2008

Corporate debt securities	$—	$—	$31,686	$(23,314)	$31,686	$(23,314)
Equity investments	1,819	(7)	—	—	1,819	(7)

	$1,819	$(7)	$31,686	$(23,314)	$33,505	$(23,321)

At September 30, 2009 the market value of each corporate debt security was below cost. The portfolio consisted of eleven $5.0 million issues spread between eight issuers. The corporate debt securities are issued by other financial institutions. During 2009, six of the issues, totaling $30.0 million, experienced credit rating downgrades to below investment grade status. Irrespective of the downgrades, all eleven of the issues were considered well-capitalized and continue to make interest payments under the terms of the debt securities. No interest payments have been deferred. Based upon management’s analysis, the financial institutions have the ability to meet debt service requirements for the foreseeable future. These floating rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating rate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. In addition, the market for these types of securities has become increasingly illiquid and volatile. Although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As a result, the Company concluded that these available for sale securities were only temporarily impaired at September 30, 2009.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2009

FHLMC	$13,468	$413	$(1)	$13,880
FNMA	66,098	1,659	(2)	67,755
GNMA	1,218	148	—	1,366

	$80,784	$2,220	$(3)	$83,001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2008

FHLMC	$9,593	$114	$(20)	$9,687
FNMA	29,597	171	(139)	29,629
GNMA	1,407	78	—	1,485

	$40,597	$363	$(159)	$40,801

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three and nine months ended September 30, 2009 and 2008.

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at September 30, 2009 and December 31, 2008, segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
September 30, 2009

FHLMC	$220	$(1)	$—	$—	$220	$(1)
FNMA	211	(2)	—	—	211	(2)

	$431	$(3)	$—	$—	$431	$(3)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2008

FHLMC	$1,105	$(10)	$455	$(10)	$1,560	$(20)
FNMA	5,133	(68)	5,894	(71)	11,027	(139)

	$6,238	$(78)	$6,349	$(81)	$12,587	$(159)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As a result, the Company concluded that available for sale securities were only temporarily impaired at September 30, 2009.

Note 5. Loans Receivable, Net

Loans receivable, net at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Real estate:
One-to-four family	$974,117	$1,039,375
Commercial real estate, multi-family and land	368,063	329,844
Construction	10,696	10,561
Consumer	217,050	222,797
Commercial	68,617	59,760

Total loans	1,638,543	1,662,337

Loans in process	(2,278)	(3,586)
Deferred origination costs, net	4,906	5,195
Allowance for loan losses	(13,680)	(11,665)

Total loans, net	1,627,491	1,652,281

Less: Mortgage loans held for sale	4,960	3,903

Loans receivable, net	$1,622,531	$1,648,378

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$12,758	$10,919	$11,665	$10,468
Provision charged to operations	1,500	400	3,500	1,175
Charge-offs	(578)	(104)	(1,492)	(641)
Recoveries	—	3	7	216

Balance at end of period	$13,680	$11,218	$13,680	$11,218

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$835	$1,705	$1,143	$2,398
Recoveries	—	(50)	(245)	(211)
Loss on loans repurchased	(16)	(475)	(79)	(1,007)

Balance at end of period	$819	$1,180	$819	$1,180

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At September 30, 2009, there were no loan repurchase requests outstanding.

Note 7. Deposits

The major types of deposits at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Type of Account

Non-interest-bearing	$111,257	$97,278
Interest-bearing checking	599,379	517,334
Money market deposit	96,262	84,928
Savings	228,301	207,224
Time deposits	322,710	367,368

Total deposits	$1,357,909	$1,274,132

Note 8. Recent Accounting Pronouncements

In June 2008, the Emergency Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, as codified in FASB Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (ASC 260), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued the following three Staff Positions:

•

Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as codified in FASB ASC Topic 320, “Investments-Debt and Equity Securities” (ASC 320). The objective of an other-than-temporary impairment analysis under existing U.S. Generally Accepted Accounting Principles (“GAAP”) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held to maturity or available for sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The FASB Staff Position (“FSP”) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of equity securities.

•

Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as codified in FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (ASC 820). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

•

Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” as codified in FASB ASC Topic 825, “Financial Instruments” (ASC 825) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” as codified in FASB ASC Topic 270, “Interim Reporting” (ASC 270) to require those disclosures in summarized financial information at interim reporting periods.

All of the FSPs are effective for interim and annual reporting periods after June 15, 2009. The adoption of the FSPs did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” as codified in FASB ASC Topic 855, “Subsequent Events” (ASC 855). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company evaluated subsequent events through the date its financial statements are filed (November 9, 2009). The adoption of this standard did not have an impact on the Company’s financial position, results of operations, and earnings per share.

Note 9. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009

Items measured on a recurring basis:
Investment securities available for sale	$34,547	$564	$33,983	$—
Mortgage-backed securities available for sale	83,001	—	83,001	—

Items measured on a non-recurring basis:
Real estate owned	1,204	—	—	1,204
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No.114	389	—	—	389

December 31, 2008

Investment securities available for sale	34,364	709	33,655	—
Mortgage-backed securities available for sale	40,801	—	40,801	—

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

The estimated fair values of the Bank’s significant financial instruments as of September 30, 2009 and December 31, 2008 are presented in the following tables (in thousands).

	Book Value	Fair Value
September 30, 2009
Financial Assets:
Cash and due from banks	$21,767	$21,767
Investment securities available for sale	34,547	34,547
Mortgage-backed securities available for sale	83,001	83,001
Federal Home Loan Bank of New York stock	14,878	14,878
Loans receivable and mortgage loans held for sale	1,627,491	1,622,004
Financial Liabilities:
Deposits	1,357,909	1,360,998
Borrowed funds	330,996	334,018

	Book Value	Fair Value
December 31, 2008
Financial Assets:
Cash and due from banks	$18,475	$18,475
Investment securities available for sale	34,364	34,364
Mortgage-backed securities available for sale	40,801	40,801
Federal Home Loan Bank of New York stock	20,910	20,910
Loans receivable and mortgage loans held for sale	1,652,281	1,644,004
Financial Liabilities:
Deposits	1,274,132	1,277,248
Borrowed funds	449,822	456,365

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

On October 14, 2009, the Company notified the OTS of its intent to repurchase the Preferred Stock as permitted under the EESA, as amended by the ARRA. In connection with this repurchase of the Preferred Stock, the Company expects to pay Treasury the original investment amount of $38.3 million plus accrued and unpaid dividends in exchange for the cancelled share certificate for the Preferred Stock. Pursuant to the terms of the letter agreement, the Company also intends to negotiate to repurchase the Warrant within 15 days of entering into the letter agreement. The price for the Warrant will be subject to negotiation, and there can be no assurance that a price will be agreed upon between the Company and the Treasury or that the Warrant will be repurchased.

Note 12. Subsequent Event

On November 3, 2009 the Company closed on a public offering of 5,556,000 shares of its common stock at $9.00 per share. Additionally, the Company granted the underwriter a 30-day option to purchase up to 833,400 shares to cover over-allotments, if any. The over-allotment option was exercised and is expected to close on November 10, 2009. Net proceeds from the offering, including the over-allotment, are expected to be $54.0 million, after anticipated expenses. The Company expects to use the net proceeds to repurchase the Fixed Rate Cumulative Perpetual Preferred Stock, Series A sold to the U.S. Treasury pursuant to the Capital Purchase Program and to repurchase the Fixed Rate Cumulative Perpetual Preferred Stock of Central Jersey sold to the U.S. Treasury pursuant to the Capital Purchase Program, in the event such Preferred Stock remains outstanding after consummation of the merger. Net proceeds of the offering not used to repurchase the Preferred Stock will be used for general corporate purposes.

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

On January 16, 2009, the Company received $38.3 million in proceeds from the issuance of Preferred Shares and Warrants to the U.S. Treasury under the Capital Purchase Program. Proceeds from the Preferred Shares were supplemented with FHLB borrowings and the combined amount was initially invested in mortgage-backed securities and Bank-originated loans. Cash flows generated by the Company as a result of the Preferred Shares investment are currently invested in additional Bank-originated loans. The initial investment strategy was designed to effectively eliminate earnings dilution from the Preferred Shares dividend and Warrant accretion. The addition of Preferred Shares to the Company’s total stockholder equity increased the Company’s tangible equity to assets ratio to 8.9% at September 30, 2009 from 6.5% at December 31, 2008.

In late 2008, and continuing into 2009, short-term interest rates declined and the interest rate yield curve steepened. This environment has generally had a positive impact on the Bank’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The overall economy remains weak coupled with concern surrounding the housing market. These conditions have had an adverse impact on the Bank’s results of operations as non-performing loans and the provision for loan losses have increased.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2009 and 2008. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$—	$—	—%	$13,123	$43	1.31%
Investment securities (1)	55,763	167	1.20	60,379	524	3.47
FHLB stock	15,168	239	6.30	19,019	321	6.75
Mortgage-backed securities (1)	85,279	817	3.83	44,984	525	4.67
Loans receivable, net (2)	1,636,541	22,618	5.53	1,636,707	23,821	5.82

Total interest-earning assets	1,792,751	23,841	5.32	1,774,212	25,234	5.69

Non-interest-earning assets	93,544			91,203

Total assets	$1,886,295			$1,865,415

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$924,360	2,356	1.02	$799,671	3,299	1.65
Time deposits	335,073	1,907	2.28	392,893	2,957	3.01

Total	1,259,433	4,263	1.35	1,192,564	6,256	2.10
Borrowed funds	335,242	2,876	3.43	417,873	4,348	4.16

Total interest-bearing liabilities	1,594,675	7,139	1.79	1,610,437	10,604	2.63

Non-interest-bearing deposits	113,879			113,303
Non-interest-bearing liabilities	16,150			18,050

Total liabilities	1,724,704			1,741,790
Stockholders’ equity	161,591			123,625

Total liabilities and stockholders’ equity	$1,886,295			$1,865,415

Net interest income		$16,702			$14,630

Net interest rate spread (3)			3.53%			3.06%

Net interest margin (4)			3.73%			3.30%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2009			2008
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$—	$—	—%	$11,949	$185	2.06%
Investment securities (1)	55,906	756	1.80	62,074	2,374	5.10
FHLB stock	17,115	652	5.08	20,280	1,228	8.07
Mortgage-backed securities (1)	85,027	2,458	3.85	48,650	1,710	4.69
Loans receivable, net (2)	1,646,232	68,581	5.55	1,653,794	72,926	5.88

Total interest-earning assets	1,804,280	72,447	5.35	1,796,747	78,423	5.82

Non-interest-earning assets	88,477			93,887

Total assets	$1,892,757			$1,890,634

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$885,408	7,513	1.13	$772,577	9,643	1.66
Time deposits	349,514	6,623	2.53	419,712	11,184	3.55

Total	1,234,922	14,136	1.53	1,192,289	20,827	2.33
Borrowed funds	373,833	9,794	3.49	447,750	14,469	4.31

Total interest-bearing liabilities	1,608,755	23,930	1.98	1,640,039	35,296	2.87

Non-interest-bearing deposits	110,379			110,157
Non-interest-bearing liabilities	16,917			17,121

Total liabilities	1,736,051			1,767,317
Stockholders’ equity	156,706			123,317

Total liabilities and stockholders’ equity	$1,892,757			$1,890,634

Net interest income		$48,517			$43,127

Net interest rate spread (3)			3.37%			2.95%

Net interest margin (4)			3.59%			3.20%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest—earning assets and the cost of interest—bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest—earning assets.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets at September 30, 2009 were $1.873 billion, an increase of $15.1 million, compared to $1.858 billion at December 31, 2008.

Mortgage-backed securities available for sale increased to $83.0 million at September 30, 2009 as compared to $40.8 million at December 31, 2008 primarily due to the $38.3 million investment of Preferred Shares proceeds from the Treasury’s Capital Purchase Program.

Loans receivable, net decreased by $25.8 million to a balance of $1.623 billion at September 30, 2009, compared to a balance of $1.648 billion at December 31, 2008. Growth in commercial real estate loans of $38.2 million was offset by a decline in one-to-four family mortgage loans due to increased prepayments and the Bank’s ongoing strategy to sell longer-term, fixed-rate newly-originated one-to-four family mortgage loans. Originations of mortgage loans held for sale increased to $194.3 million for the nine months ended September 30, 2009 as compared to $79.2 million for the same prior year period.

Deposit balances increased $83.8 million to $1.358 billion at September 30, 2009 from $1.274 billion at December 31, 2008. Core deposits, defined as all deposits excluding time deposits, increased $128.4 million partly offset by a $44.7 million decrease in time deposits as the Bank continued to moderate its pricing for time deposits. FHLB advances decreased by $129.4 million to $230.5 million at September 30, 2009 as compared to $359.9 million at December 31, 2008 primarily due to the increase in deposits.

Stockholders’ equity at September 30, 2009 increased to $166.2 million as compared to $120.0 million at December 31, 2008 primarily due to the issuance of $38.3 million of Preferred Shares.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and September 30, 2008

General

Net income available to common stockholders for the three months ended September 30, 2009 was $4.0 million or $.34 per diluted share, as compared to net income available to common stockholders of $3.7 million, or $.32 per diluted share, for the corresponding prior year period. For the nine months ended September 30, 2009, net income available to common stockholders was $10.5 million or $.90 per diluted share, as compared to net income available to common stockholders of $11.3 million or $.96 per diluted share for the corresponding prior year period.

Interest Income

Interest income for the three and nine months ended September 30, 2009 was $23.8 million and $72.4 million, respectively, as compared to $25.2 million and $78.4 million, respectively, for the three and nine months ended September 30, 2008. The yield on interest-earning assets declined to 5.32% and 5.35%, respectively, for the three and nine months ended September 30, 2009, as compared to 5.69% and 5.82%, respectively, for the same prior year periods. Average interest-earning assets increased by $18.5 million and $7.5 million, respectively, for the three and nine months ended September 30, 2009, as compared to the same prior year periods. The increase was in mortgage-backed securities which rose $40.3 million and $36.4 million for the three and nine months ended September 30, 2009, respectively, due to investment of the Preferred Shares proceeds from the Treasury’s Capital Purchase Program.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 was $7.1 million and $23.9 million, respectively, compared to $10.6 million and $35.3 million, respectively, for the three and nine months ended September 30, 2008. The cost of interest-bearing liabilities decreased to 1.79% and 1.98%, respectively, for the three and nine months ended September 30, 2009, as compared to 2.63% and 2.87%, respectively, in the same prior year periods. Additionally, average interest-bearing liabilities decreased by $15.8 million and $31.3 million, respectively, for the three and nine months ended September 30, 2009, as compared to the same prior year periods. Average borrowed funds decreased $82.6 million and $73.9 million, respectively, for the three and nine months ended September 30, 2009 due to an increase in average deposits and average stockholder’s equity as funding sources. The increase in average stockholder’s equity was related to the issuance of Preferred Shares.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2009 increased to $16.7 million and $48.5 million, respectively, as compared to $14.6 million and $43.1 million, respectively, in the same prior year periods reflecting a higher net interest margin and higher levels of interest-earning assets. The net interest margin increased to 3.73% and 3.59%, respectively, for the three and nine months ended September 30, 2009 from 3.30% and 3.20%, respectively, in the same prior year periods.

Provision for Loan Losses

For the three and nine months ended September 30, 2009, the provision for loan losses was $1.5 million and $3.5 million, respectively, compared to $400,000 and $1.2 million, respectively, in the same prior year periods. Non-performing loans increased $11.0 million at September 30, 2009 to $23.5 million from $12.5 million at September 30, 2008. Loans receivable, net decreased during the first nine months of 2009 while net charge-offs for the three and nine months ended September 30, 2009 were $578,000 and $1.5 million respectively, as compared to $101,000 and $425,000, respectively, in the same prior year periods. Net charge-offs for the three and nine months ended September 30, 2009 included $246,000 and $881,000, respectively, relating to loans originated by Columbia Home Loans, LLC, the Company’s mortgage banking subsidiary which has since been shuttered. The increase in the provision for loan losses was primarily due to the increase in non-performing loans and net charge-offs.

Other Income

Other income increased to $4.5 million and $11.9 million, respectively, for the three and nine months ended September 30, 2009 as compared to $3.6 million and $10.0 million, respectively, in the same prior year periods. Loan servicing income (loss) decreased to a loss of $102,000 for the nine months ended September 30, 2009 from income of $293,000 for the nine months ended September 30, 2008 due to an impairment to the loan servicing asset of $263,000 recognized in the first quarter of 2009. The net gain (loss) on sales of loans and securities available for sale was $1.1 million and $3.1 million, respectively, for the three and nine months ended September 30, 2009 as compared to net gains of $466,000 and $344,000, respectively, for the three and nine months ended September 30, 2008. The net gain for the three and nine months ended September 30, 2008 includes a net gain of $117,000 and a net loss of $902,000, respectively, on investment securities transactions. For the three and nine months ended September 30, 2009 the net gain on the sale of loans includes a reversal of the provision for repurchased loans of $0 and $245,000, respectively, as compared to reversals of $50,000 and $211,000, respectively, for the corresponding prior year periods. Fees and service charges increased to $2.7 million for the three months ended September 30, 2009 as compared to $2.6 million for the corresponding prior year period. For the nine months ended September 30, 2009 fees and service charges decreased to $7.8 million as compared to $8.3 million for the corresponding prior year period due to a decrease in trust and investment service fee revenue. Income from Bank Owned Life Insurance decreased by $112,000 and $323,000, respectively, for the three and nine months ended September 30, 2009 as compared to the same prior year periods due to the lower interest rate environment. Other income for the three and nine months ended September 30, 2009 increased over the same prior year periods due to the recovery of $367,000 in borrower escrow funds for Columbia Home Loans, LLC, the Company’s mortgage banking subsidiary which was shuttered in the fourth quarter of 2007.

Operating Expenses

Operating expenses increased to $12.4 million and $37.4 million, respectively, for the three and nine months ended September 30, 2009, as compared to $12.3 million and $35.3 million, respectively, for the corresponding prior year periods. Federal deposit insurance increased to $605,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2009, as compared to $301,000 and $952,000, respectively, in the same prior year periods due to a special assessment of $869,000 for the nine months ended September 30, 2009 and an increase in the assessment rate for FDIC deposit insurance effective January 1, 2009. Occupancy expense for the nine months ended September 30, 2009 was adversely affected by a second quarter charge of $556,000 relating to all future lease obligations of Columbia. In light of the economic downturn and weak real estate market, the Company no longer expects to be able to sublet the vacant office space. Therefore, the entire remaining lease obligation was recognized in the second quarter of 2009. General and administrative expense for the three and nine months ended September 30, 2009 include $413,000 and $582,000, respectively, of costs related to the Company’s previously announced merger with Central Jersey Bancorp. Under FASB 141R, “Business Combinations,” as codified in FASB ASC Topic 805 “Business Combinations” (ASC 805), these costs are expensed in the period incurred and are likely to be significant during the fourth quarter of 2009. Operating expenses for the three and nine months ended September 30, 2009 also include costs relating to the opening of two new branches in the latter part of 2008.

Provision for Income Taxes

Income tax expense was $2.9 million and $7.4 million, respectively, for the three and nine months ended September 30, 2009, as compared to an expense of $1.9 million and $5.4 million, respectively, for the same prior year periods. The effective tax rate increased to 38.7% and 38.1%, respectively, for the three and nine months ended September 30, 2009 as compared to 33.2% and 32.5%, respectively, in the same prior periods primarily due to an increase in state tax expense.

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

At September 30, 2009, the Company had outstanding overnight borrowings from the FHLB of $24.5 million as compared to $83.9 million in overnight borrowings at December 31, 2008. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $230.5 million at September 30, 2009, a decrease from $359.9 million at December 31, 2008.

The Company’s cash needs for the nine months ended September 30, 2009 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and the issuance of Preferred Shares. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and to reduce borrowings. For the nine months ended September 30, 2008, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash provided was principally used for loan originations and to reduce FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2009, outstanding commitments to originate loans totaled $31.8 million; outstanding unused lines of credit totaled $205.5 million; and outstanding commitments to sell loans totaled $23.0 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $233.0 million at September 30, 2009. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first nine months of 2009 were $7.1 million, relatively unchanged from the same prior year period. On October 21, 2009, the Board of Directors declared a quarterly cash dividend of twenty cents ($0.20) per common share. The dividend is payable on November 13, 2009 to stockholders of record at the close of business on November 2, 2009. Cash dividends on Preferred Shares declared and paid during the nine months ended September 30, 2009 were $1.1 million. On October 21, 2009 the Board of Directors declared a quarterly cash dividend of $12.50 per Preferred Share for an aggregate payment of $478,000. The dividend is payable on November 15, 2009 to stockholders of record at the close of business on October 31, 2009.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary, short-term borrowings and the issuance of Preferred Shares, long-term debt and trust preferred securities. On January 16, 2009, the Company received $38.3 million in proceeds from the issuance of Preferred Shares and Warrants. The Company invested $19.1 million of the proceeds into the Bank and retained the remaining proceeds. For the first nine months of 2009, OceanFirst Financial Corp. received $7.2 million in dividend payments from OceanFirst Bank. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the OTS. Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS could object to a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe and unsound practice. The Bank filed a capital distribution notice with the OTS of its intention to make quarterly capital distributions of $3.6 million each throughout 2009 to OceanFirst Financial Corp. The OTS did not object to the payment of these dividends as long as the Bank remains well-capitalized after each capital distribution. Additionally, if the Bank incurs an other than temporary impairment charge relating to its investment securities so that the total proposed capital distribution exceeds net income for the year to date, plus retained net income for the preceding two years, then the Bank must submit an application requesting approval of the OTS for the remaining unpaid capital distributions. The Company cannot predict whether the OTS may object to any future notices or fail to approve any future applications to pay a dividend to OceanFirst Financial Corp. At September 30, 2009, OceanFirst Financial Corp. held $19.0 million in cash and $256,000 in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $2.0 million, all of which was available at September 30, 2009.

At September 30, 2009, the Bank exceeded all of its regulatory capital requirements with tangible capital of $178.7 million, or 9.4% of total adjusted assets, which is above the required level of $28.4 million or 1.5%; core capital of $178.7 million or 9.4% of total adjusted assets, which is above the required level of $75.7 million, or 4.0% and risk-based capital of $188.7 million, or 14.4% of risk-weighted assets, which is above the required level of $104.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the OTS’ Prompt Corrective Action Regulations.

At September 30, 2009, the Company maintained tangible equity of $166.2 million, for a tangible equity to assets ratio of 8.9%, and tangible common equity of $128.8 million, for a tangible common equity to assets ratio of 6.9%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $23.0 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2009 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$330,996	$192,496	$80,000	$31,000	$27,500
Commitments to Originate Loans	31,758	31,758	—	—	—
Commitments to Fund Unused Lines of Credit	205,516	205,516	—	—	—

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

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$15,814	$8,696
Commercial real estate	4,922	5,527
Construction	67	—
Consumer	2,416	1,435
Commercial	295	385

Total non-performing loans	23,514	16,043
REO, net	1,204	1,141

Total non-performing assets	$24,718	$17,184

Allowance for loan losses as a percent of total loans receivable	.83%	.70%
Allowance for loan losses as percent of total non-performing loans	58.18	72.71
Non-performing loans as a percent of total loans receivable	1.44	.97
Non-performing assets as a percent of total assets	1.32	.92

The non-performing loan total includes $921,000 of repurchased one-to-four family and consumer loans and $2.3 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. The largest non-performing loan is a one-to-four family loan for $3.5 million which is secured by a first mortgage on a property with a recent appraised value of $4.1 million. The two largest commercial non-performing loan relationships totaled $2.5 million. The largest of the two is $1.9 million and both relationships are well secured by commercial real estate collateral. The Company also classifies loans in accordance with regulatory guidelines. At September 30, 2009, the Company had $6.8 million designated as Special Mention, $36.5 million classified as Substandard and $32,000 classified as Doubtful as compared to $9.0 million, $17.2 million and $14,300, respectively, at December 31, 2008. The largest Special Mention loan relationship at September 30, 2009 is comprised of several credit facilities totaling $2.9 million to a leasing company which is current on payments but was criticized due to declining revenue. The loan is secured by commercial real estate, auto titles, other business assets and personal guarantees. The largest Substandard loan relationship at September 30, 2009 is comprised of several credit facilities to a building supply company with an aggregate balance of $7.0 million which was current as to payments, but criticized due to declining revenue and poor operating results. The loans are well-secured by commercial real estate and other business assets. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $17.5 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services. At September 30, 2009, the Bank was holding subprime loans with a gross principal balance of $2.6 million and a carrying value, net of reserves and lower of cost or market adjustment, of $2.1 million, and ALT-A loans with a gross principal balance of $4.9 million and a carrying value, net of reserves and lower of cost or market adjustment, of $4.6 million.

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

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2009, the Company’s one-year gap was negative 0.04% as compared to negative 5.72% at December 31, 2008.

At September 30, 2009	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$5,475	$—	$—	$—	$—	$5,475
Investment securities	55,000	301	—	—	370	55,671
FHLB stock	—	—	—	—	14,878	14,878
Mortgage-backed securities	10,090	29,074	17,091	17,762	6,767	80,784
Loans receivable (2)	266,676	456,125	544,725	216,415	152,324	1,636,265

Total interest-earning assets	337,241	485,500	561,816	234,177	174,339	1,793,073

Interest-bearing liabilities:
Money market deposit accounts	4,376	13,127	35,004	43,755	—	96,262
Savings accounts	12,098	30,886	82,363	102,954	—	228,301
Interest-bearing checking accounts	255,496	49,101	130,936	163,846	—	599,379
Time deposits	72,752	160,588	51,973	19,867	17,530	322,710
FHLB advances	44,500	85,000	70,000	31,000	—	230,500
Securities sold under agreements to repurchase	72,996	—	—	—	—	72,996
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	484,718	338,702	370,276	361,422	22,530	1,577,648

Interest sensitivity gap (3)	$(147,477)	$146,798	$191,540	$(127,245)	$151,809	$215,425

Cumulative interest sensitivity gap	$(147,477)	$(679)	$190,861	$63,616	$215,425	$215,425

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(8.22)%	(0.04)%	10.64%	3.55%	12.01%	12.01%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2009 and December 31, 2008. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2008. The increase in NPV in the static case at September 30, 2009 when compared to December 31, 2008 was primarily a result of the Preferred Shares issuance.

	September 30, 2009					December 31, 2008
	Net Portfolio Value		NPV Ratio	Net Interest Income		Net Portfolio Value		NPV Ratio	Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change		Amount	% Change	Amount	% Change		Amount	% Change
(dollars in thousands)
200	$174,524	(9.5)%	9.7%	$65,765	(4.3)%	$106,833	(21.5)%	6.0%	$55,909	(8.8)%
100	188,268	(2.4)	10.3	67,653	(1.5)	126,459	(7.0)	7.0	59,031	(3.8)
Static	192,886	—	10.3	68,686	—	136,020	—	7.4	61,331	—
(100)	188,488	(2.3)	9.9	65,690	(4.4)	136,226	0.2	7.2	59,363	(3.2)
(200)	181,032	(6.1)	9.5	60,985	(11.2)	129,958	(4.5)	6.9	56,937	(7.2)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 10, 2009, plaintiffs filed a motion seeking a preliminary injunction to enjoin the Central Jersey directors from proceeding with the Central Jersey shareholders’ meeting scheduled for October 1, at which Central Jersey shareholders were scheduled to vote on the proposed merger transaction. On September 22, the Court issued an opinion denying plaintiffs’ request for injunctive relief and as reported elsewhere herein, on October 1, 2009 shareholder meetings were held, by both the Company and Central Jersey, with shareholders of both companies voting to approve the proposed merger transaction.

One of the shareholder plaintiffs subsequently agreed to voluntarily dismiss his action and a stipulation for dismissal, with prejudice, has been submitted to the Court. The remaining shareholder plaintiff is continuing his action and has indicated that he intends to amend his complaint. The Court has directed that such amended pleading must be filed on or before November 16, 2009. The Company will evaluate the amended complaint if and when it is filed, but anticipates that it will vigorously defend against the anticipated claims and causes of action, which, it is expected, will relate to the actions of Central Jersey, the Central Jersey directors and the Company in connection with negotiation and consideration of the planned merger transaction.

Item 1A.	Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2008 Annual Report on Form 10-K. Additional risk factors relevant to the Company’s operations since December 31, 2008 include the following:

The issuance of securities will have an impact on the shareholders of the Company. As noted in Note 12, Subsequent Event on November 3, 2009 the Company closed on a public offering of 5,556,000 shares of its common stock at $9.00 per share. Additionally, the Company granted the underwriter a 30-day option to purchase up to 833,400 shares to cover over-allotments, if any. The over-allotment option was exercised and is expected to close on November 10, 2009. Net proceeds from the offering, including the over-allotment, are expected to be $54.0 million. The issuance of this common stock will result in a dilution in the percentage ownership of the Company by current shareholders and may adversely impact earnings per share.

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

The elimination of the OTS, as proposed by the administration, also would result in a new regulatory authority for the Company. Such authority may impose restrictions which are the same as, or similar to, those made applicable to bank holding companies by the Board of Governors of the Federal Reserve System, including a holding company consolidated capital requirement and holding company capital maintenance requirement, as well as the Federal Reserve’s requirement that the holding company serve as a “source of strength” for the subsidiary bank. Currently, as a savings and loan holding company supervised by the OTS, the Company is not subject to a holding company consolidated capital requirement. The Company expects that if it were to become subject to a consolidated capital requirement, it would meet the current requirement to be categorized as “well-capitalized” on a pro forma basis.

The administration’s proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance and enforce compliance through orders, fines and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. A recent amendment to the legislation adopted by House Financial Services Committee would exempt all banks with less than $10 billion in total assets from enforcement of consumer protection laws by the CFPA. Instead such laws would continue to be enforced by the appropriate federal banking regulator. If adopted as proposed, the Company could become subject to multiple laws affecting its provision of home loans and other credit services to consumers, which may substantially increase the cost of providing such services.

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

Deposit insurance assessments have increased substantially, which will adversely affect profits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within eight years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits as of March 31, 2008. As a result of this reduced reserve ratio, on December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (a range from 12 to 50 basis points) for the first quarter of 2009. On February 27, 2009, the FDIC adopted a final rule under which banks in the best risk category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning April 1, 2009.

The FDIC also adopted an interim rule imposing a 10 basis point emergency special assessment on the industry on June 30, 2009. The assessment was collected on September 30, 2009. The Company recorded an expense of $869,000 during the quarter ended June 30, 2009, to reflect the special assessment. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

On September 29, 2009 the FDIC announced that it had adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepayment of assessments would ensure that the deposit insurance system remains directly funded by depository institutions and preserves the FDIC’s ability to borrow from the Treasury for emergency situations. The prepayment would be collected on December 30, 2009 and would be recorded as a prepaid expense on the Bank’s balance sheet.

There can be no assurance that the actions of the FDIC will restore the insurance fund balance to the required reserve ratio of 1.15%, or that the FDIC will not be required to take further actions that may have a negative affect on the Company’s earnings or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on October 1, 2009 to approve the Agreement and Plan of Merger, dated May 26, 2009, by and between OceanFirst Financial Corp. and Central Jersey Bancorp. The proposal and results of the vote are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes

Consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated as of May 26, 2009, by and between OceanFirst Financial Corp. and Central Jersey Bancorp	9,313,629	151,030	4,318	—

Consider and vote upon a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve the merger agreement.	8,702,372	700,360	66,245	—

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibits:

2.2	Agreement and Plan of Merger dated as of May 26, 2009 between OceanFirst Financial Corp. and Central Jersey Bancorp.*

3.1	Certificate of Incorporation of OceanFirst Financial Corp.**

3.2	Certificate of Designation ***

3.3	Bylaws of OceanFirst Financial Corp.****

3.4	Warrant to purchase up to 380,583 shares of common stock.***

4.0	Stock Certificate of OceanFirst Financial Corp.**

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, dated May 26, 2009 and filed on May 28, 2009.
**	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996, as amended, Registration No. 33-80123.
***	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.
****	Incorporated herein by reference into this document from the Exhibit to Form 10-K, Annual Report, filed on March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: November 9, 2009	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and Chief Executive Officer

DATE: November 9, 2009	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer	26

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer	27

32.0	Section 1350 Certifications	28