Form 10-K
period 2009-12-31
OCEANFIRST FINANCIAL CORP
filed 2010-03-15
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $135,975,000, based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 9, 2010 was 18,821,956.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) was organized by the Board of Directors (the “Board”) of OceanFirst Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in connection with the Bank’s conversion from mutual to stock form, which was completed on July 2, 1996. At December 31, 2009, the Company had consolidated total assets of $2.0 billion and total stockholders’ equity of $183.5 million. The Company was incorporated under Delaware law and is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a Federal savings and loan association in 1945. The Bank became a Federally-chartered mutual savings bank in 1989. The Bank’s principal business has been and continues to be attracting retail deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans. To a lesser extent, the Bank invests in other types of loans including commercial real estate, multi-family, construction, consumer and commercial loans. The Bank also invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. On August 18, 2000, the Bank acquired Columbia Home Loans, LLC (“Columbia”), a mortgage banking company based in Westchester County, New York. As a mortgage banking subsidiary of the Bank, Columbia originated, sold and serviced a full product line of residential mortgage loans. Columbia sold virtually all loan production into the secondary market, except that the Bank periodically purchased adjustable-rate and fixed-rate mortgage loans originated by Columbia for inclusion in its loan portfolio. In September 2007, the Bank discontinued all of the loan origination activity of Columbia. The Bank retained Columbia’s loan servicing portfolio. The Bank periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 2009, the Bank had total loans outstanding of $1.648 billion, of which $954.7 million or 57.9% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $396.9 million of commercial real estate, multi-family and land loans, or 24.1% of total loans; $9.2 million of real estate construction loans, or 0.6% of total loans; $217.3 million of consumer loans, primarily home equity loans and lines of credit, or 13.2% of total loans; and $70.2 million of commercial loans, or 4.3% of total loans. Included in total loans are $5.7 million in loans held for sale at December 31, 2009. At that same date, 50.9% of the Bank’s total loans had adjustable interest rates.

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

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate:
One-to-four family	$954,736	57.92%	$1,039,375	62.52%	$1,084,687	64.20%	$1,231,716	68.77%	$1,187,226	69.83%
Commercial real estate, multi-family and land	396,883	24.08	329,844	19.84	326,707	19.33	306,288	17.10	281,585	16.56
Construction	9,241.56		10,561.65		10,816.64		13,475.75		22,739	1.34
Consumer (1)	217,290	13.18	222,797	13.40	213,282	12.62	190,029	10.61	146,911	8.64
Commercial	70,214	4.26	59,760	3.59	54,279	3.21	49,693	2.77	61,637	3.63

Total loans	1,648,364	100.00%	1,662,337	100.00%	1,689,771	100.00%	1,791,201	100.00%	1,700,098	100.00%

Loans in process	(3,466)		(3,586)		(2,452)		(2,318)		(7,646)
Deferred origination costs, net	4,767		5,195		5,140		5,723		4,596
Allowance for loan losses	(14,723)		(11,665)		(10,468)		(10,238)		(10,460)

Total loans, net	1,634,942		1,652,281		1,681,991		1,784,368		1,686,588
Less:
Mortgage loans held for sale	5,658		3,903		6,072		82,943		32,044

Loans receivable, net	$1,629,284		$1,648,378		$1,675,919		$1,701,425		$1,654,544

Total loans:
Adjustable rate	$839,285	50.93%	$906,674	54.54%	$924,117	54.69%	$885,342	49.43%	$975,672	57.39%
Fixed rate	809,079	49.07	755,663	45.46	765,654	45.31	905,859	50.57	724,426	42.61

	$1,648,364	100.00%	$1,662,337	100.00%	$1,689,771	100.00%	$1,791,201	100.00%	$1,700,098	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, overdraft lines of credit and automobile loans.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2009. The table does not include principal repayments. Principal repayments, including prepayments on total loans were $480.2 million, $410.8 million and $561.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

	At December 31, 2009
	One-to- four family	Commercial real estate, multi-family and land	Construction	Consumer	Commercial	Total Loans Receivable
	(In thousands)
One year or less	$5,717	$68,349	$9,241	$472	$35,621	$119,400

After one year:
More than one year to three years	2,722	44,960	—	3,505	20,357	71,544
More than three years to five years	12,317	142,199	—	5,718	7,733	167,967
More than five years to ten years	114,784	106,641	—	28,780	6,503	256,708
More than ten years to twenty years	103,791	26,130	—	178,678	—	308,599
More than twenty years	715,405	8,604	—	137	—	724,146

Total due after December 31, 2010	949,019	328,534	—	216,818	34,593	1,528,964

Total amount due	$954,736	$396,883	$9,241	$217,290	$70,214	1,648,364

Loans in process						(3,466)
Deferred origination costs, net						4,767
Allowance for loan losses						(14,723)

Total loans, net						1,634,942
Less: Mortgage loans held for sale						5,658

Loans receivable, net						$1,629,284

The following table sets forth at December 31, 2009, the dollar amount of total loans receivable contractually due after December 31, 2010, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to-four family	$393,244	$555,775	$949,019
Commercial real estate, multi-family and land	224,501	104,033	328,534
Consumer	107,766	109,052	216,818
Commercial	10,279	24,314	34,593

Total loans receivable	$735,790	$793,174	$1,528,964

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

During its period of operations as a mortgage bank, Columbia entered into loan sale agreements with investors in the normal course of business. Some of the loan sale agreements included provisions that may have required Columbia to repurchase certain loans previously sold in the event of a breach of a representation or warranty or a misrepresentation during the loan origination process. For the year ended December 31, 2007, Columbia originated $38.6 million of subprime loans, representing 16.0% of the total loans it originated. In March of 2007, Columbia discontinued the origination of subprime loans and in September 2007 the Bank discontinued all loan origination activity at Columbia. At December 31, 2009, as a result of repurchases of Columbia originations, the Company was holding subprime loans with a gross principal balance of $2.6 million and a carrying value, net of reserves and lower of cost or market adjustment, of $2.1 million. Also, at December 31, 2009, the Company was holding Alt-A loans, originally originated by Columbia, with a gross principal balance of $4.4 million and a carrying value, net of reserves and lower of cost or market adjustment, of $4.1 million.

The Bank also periodically sells part of its mortgage production in order to manage interest rate risk and liquidity. See “Loan Servicing.” At December 31, 2009, there were $5.7 million in loans categorized as held for sale which are recorded at the lower of cost or fair market value.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held for sale, for the periods indicated.

	For the Year December 31,
	2009	2008	2007
	(In thousands)
Total loans:
Beginning balance	$1,662,337	$1,689,771	$1,791,201

Loans originated:
One-to-four family	418,446	252,899	487,289
Commercial real estate, multi-family and land	114,036	64,922	94,981
Construction	4,817	3,021	4,175
Consumer	64,175	79,236	166,158
Commercial	99,868	85,796	78,896

Total loans originated	701,342	485,874	831,499

Total	2,363,679	2,175,645	2,622,700
Loans repurchased from investors	—	968	15,495
Less:
Principal repayments	480,174	410,783	561,621
Sales of loans	232,765	102,022	385,962
Transfer to REO	2,376	1,471	841

Total loans	$1,648,364	$1,662,337	$1,689,771

Reserve for Repurchased Loans. At December 31, 2009 and 2008, the Company maintained a reserve for repurchased loans of $819,000 and $1.1 million, respectively, related to potential losses on loans sold which may have to be repurchased due to a violation of a representation or warranty. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. The amount of loans repurchased was $0, $968,000 and $15,495,000, respectively, for the years ended December 31, 2009, 2008 and 2007. Losses on loans repurchased were $79,000, $1,007,000 and $10,662,000, respectively, for the years ended December 31, 2009, 2008 and 2007. Included in the losses on loans repurchased are negotiated settlements by Columbia with several loan investors. These settlements generally release Columbia and its affiliates from certain liabilities in the event of a breach of a representation or warranty under the loan sale agreements. However, certain representations and warranties survive the settlement agreements, and therefore, certain investors may request Columbia to repurchase loans not in compliance with the surviving representations and warranties. Included in the losses on loans repurchased are payments for negotiated settlements of $79,000, $785,000 and $6,268,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

In order to estimate an appropriate reserve for repurchased loans, the Company considers recent and historical experience, product type and volume of recent whole loan sales and the general economic environment.

The Company modified the method used to determine the reserve for repurchased loans at December 31, 2009 as compared to December 31, 2008. The change in method did not have a significant impact on the amount of the reserve for repurchased loans.

The method used to calculate the reserve for repurchased loans at December 31, 2009 can generally be described as: volume of loans sold times estimated percentage of loans returned for repurchase times estimated loss percentage on loans repurchased.

The material assumptions relied on to determine the reserve for repurchased loans at December 31, 2009 are further described below.

The Company segmented its volume of sold loans into two portfolios, Bank originated loans and Columbia originated loans. Each of these portfolios was further segmented by investor type, between loans sold to Government Sponsored Enterprises (“GSE”) such as the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) and loans sold to non-GSE investors. The loan sale volume was aggregated from 2005 through 2009. Based on actual loan repurchase experience, the Company determined that repurchase requests were most likely to occur in the first five years of a loan’s life. Therefore, the Company uses a rolling 20 quarters of loan sale volume to determine its repurchase exposure. The volume of loan originations in the rolling 20 quarter total is net of loan volume covered by a prior settlement with the loan investor, as the risk of future repurchases from these loans has been mitigated. Loan balances over the prior five year period were assumed to decay, or run-off, at the rate of 12.5% per year as the average life of the Company’s residential mortgage portfolio is approximately eight years.

The Company then applied a return factor to the remaining loan sale volume as determined above. The return factor was determined based on the Company’s actual experience for repurchase requests since 2005 and is equal to the annual amount of repurchase requests divided by the annual amount of loans sold. The calculated return factors were as follows:

	Non-GSE exposure		GSE exposure
Bank	0.11%		0.00%
Columbia	1.10	%(1)	0.36	%(1)

Note (1): The Company experienced substantial repurchase request volume for Columbia in 2007 which decreased significantly throughout 2008 and into 2009. As a result of this trend, the Company gave more weight to its more recent experience and less weight to earlier experience. The weights for 2007, 2008 and 2009 were 16.67%, 33.33% and 50.00%, respectively.

Finally, to establish the reserve for repurchased loans, estimated loss factors were applied to the estimated amount of repurchase requests. The Company calculated an actual loss experience on prior repurchase requests of 15.0%, although the actual loss factor was modified slightly to consider several economic factors which were likely to adversely impact the Company’s loss experience. These factors included continued weakness in the housing market and price declines in the local market; a nationwide recession with significant decline in employment; and, increasing delinquency and foreclosure rates on single family mortgage loans. Additionally, both FNMA and FHLMC have begun to carefully examine loan documentation on loans sold to these agencies by loan originators, such as the Bank, with a goal of putting an increasing amount of delinquent loans back to the originator. After adjustments, the final estimated loss factors were 18.25% for the Bank and 18.0% for Columbia.

The material assumptions relied on to determine the reserve for repurchased loans at December 31, 2008 are described below.

A specific reserve was established for projected losses on outstanding repurchase requests. The specific reserve was based on the estimated fair market value of the underlying collateral.

In addition to the specific reserve, the Company established general reserves for various pools of loans considered likely to generate loan repurchase requests. These pools included: subprime loans subject to negotiated settlements; subprime loans sold in a bulk “scratch and dent” sale (loans with a delinquent history or flaws in the loan documentation); and the sale of prime loans. A projected rate of return and a projected loss on return was applied to each loan pool to arrive at a loss estimate.

Columbia entered into various negotiated settlements with many loan investors which mitigated overall exposure to various representations and warranties. The Company estimated a limited rate of return on these loans and a projected loss on return. The rate of return and loss on return were applied to a subset of the total loans subject to negotiated settlement – the adjustable-rate loans with rate resets through

December 31, 2009. These loans were considered a higher risk level pool due to their lower initial teaser rates. Investors in the loans may seek to put delinquent loans back to Columbia as violations of representations and warranties may be uncovered. During 2008, there were no repurchase requests from investors who were a party to negotiated settlements.

The bulk scratch and dent sale in June 2007 also provided various representations and warranties to the purchasers of these loans. The projected rate of return was consistent with the rate used for negotiated settlements. The projected loss on return was set higher than the loss rate on negotiated settlements since the scratch and dent sale pool primarily consisted of second mortgages on loans with 100% financing. Due to declining real estate values, there was likely to be little or no available collateral coverage. There was one repurchase request relating to this pool of loans during 2008. The $500,000 loan represented 1.4% of the total scratch and dent loan pool and the loss on repurchase of $98,000 was 19.6% of the loan amount. In this instance, the loss related to a first mortgage loan.

A reserve for prime loan repurchases was established based on the amount of loans sold during 2007 and 2008. A projected rate of return was applied, consistent with the rate used for subprime loans. A projected loss on return was assessed at a level less than the rate used on subprime loans. Subprime loans typically included no or nominal down payments while prime loans (primarily those sold to a government agency) often required a 20% down payment. As a result, the loss experience on prime loans was projected to be less than that for subprime loans. During 2008, five repurchase requests were received on prime loans sold by Columbia. Two of the repurchase requests were settled without a loss. The third repurchase request on a $230,000 loan resulted in a realized loss of $115,000. The fourth repurchase request on a $279,000 loan resulted in a realized loss of $9,000. The fifth repurchase request was on a $270,000 loan and a specific loss reserve of $81,000 was established on this loan. The three repurchase requests reflecting losses totaled $779,000 and represented a rate of return of 0.17%. The $205,000 total loss represented a loss on return of 26.3%.

The general reserves which were established were generally higher than actual loss experience, however, in establishing the reserve for repurchased loans the Company also considered several economic factors which were likely to adversely impact the Company’s loss experience. These factors included continuing weakness in the housing market and price declines in the local market; a nationwide recession with significant decline in employment; and increasing delinquency and foreclosure rates on single family mortgage loans. Additionally, both FNMA and FHLMC have indicated their desire to carefully examine loan documentation on loans sold to these agencies by loan originators, such as the Bank, with a goal of putting an increasing amount of delinquent loans back to the originator.

Management believes that the Bank has established and maintained the reserve for repurchased loans at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.

One-to-Four Family Mortgage Lending. The Bank offers fixed-rate, regular amortizing adjustable-rate and interest-only mortgage loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by commissioned loan representatives in the exclusive employment of the Bank and their contacts within the local real estate industry, members of the local communities and the Bank’s existing or past customers.

At December 31, 2009, the Bank’s total loans outstanding were $1.648 billion, of which $954.7 million, or 57.9%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loan was approximately $183,000 at December 31, 2009. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one, three, five or ten years. The Bank’s ARM loans generally provide for 2% periodic and 6% overall caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.50% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.50% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully-indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer interest-only ARM loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term and then convert to a fully-amortizing loan until maturity. Borrowers for interest-only ARM loans originated for portfolio are qualified at the fully-amortized payment when the loan reprices. The interest-only feature will result in future increases in the borrower’s loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only, one-to-four family mortgage loans at December 31, 2009 was $123.0 million, or 12.9% of total one-to-four family mortgages.

The Bank’s fixed-rate mortgage loans currently are made for terms from 10 to 30 years. The Bank may periodically sell some of the fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on most loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans and certain longer term, fixed-rate loans, generally consisting of loans to facilitate the sale of Real Estate Owned (“REO”) and loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer term fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Generally, independent appraisals are obtained for loans secured by real property, however, as allowed by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), under certain defined circumstances, a real estate collateral analysis is obtained instead. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 60% at December 31, 2009. Title insurance is required for all first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

While the Bank obtains full verification of income on the majority of residential borrowers, it also originates stated income loans on a limited basis. The Bank currently offers stated income loans only to self-employed borrowers for purposes of financing primary residences and second home properties. In approving stated income loans, the Bank assesses the reasonableness of the stated income as compared with the borrower’s profession. Borrowers for stated income loans generally require good to excellent credit profiles, lower loan-to-value ratios and a higher level of verified liquidity. The Bank currently offers stated income loans up to a maximum 75% loan to value for loan amounts up to $500,000. To qualify under this product, the borrower must have a minimum FICO credit score of 700 and have liquid reserves equal to or greater than 20% of the loan amount. The Bank also offers stated income loans up to a maximum of 70% loan to value for loan amounts up to $650,000. To qualify under this product, the borrower must show a minimum FICO credit score of 720 and have liquid reserves equal to or greater than 20% of the loan amount. The amount of stated income loans at December 31, 2009 was $71.3 million, or 7.5% of total one-to-four family mortgages.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities, the majority of which are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to ten years and amortization schedules up to twenty-five years with fixed or adjustable rates. The loans typically contain prepayment penalties over the initial three to five years. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal for all commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2009 was $396.9 million, or 24.1% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2009 was a performing loan for which the Bank had an outstanding carrying balance of $14.0 million secured by a first mortgage on owner-occupied commercial real estate. The average size of the Bank’s commercial real estate loans at December 31, 2009 was approximately $658,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2009, the Bank had an outstanding balance in commercial construction loans of $31.5 million.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly-selective basis. The Bank’s multi-family loans and land loans at December 31, 2009 totaled $20.2 million.

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

Residential Construction Lending. At December 31, 2009, residential construction loans totaled $9.2 million, or 0.6%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms generally not exceeding 12 months. The current policy of the Bank is to charge interest rates on its construction loans which float at margins which are generally 0.5% to 2.0% above the prime rate (as published in the Wall Street Journal). The Bank’s construction loans increase the interest rate sensitivity of its earning assets. At December 31, 2009, the Bank had 24 residential construction loans, with the largest exposure relating to a $1.2 million performing loan. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts typically no greater than 75% of the appraised value of the land and the building. Once construction is complete, the loans are either paid in full or converted to permanent amortizing loans with maturities similar to the Bank’s other one-to-four family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

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

Consumer Loans. The Bank also offers consumer loans. At December 31, 2009, the Bank’s consumer loans totaled $217.3 million, or 13.2% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity lines of credit comprised $108.9 million, or 50.1%; home equity loans comprised $107.8 million, or 49.6%; automobile and overdraft line of credit loans totaled $453,000 or 0.2%; and loans on savings accounts totaled $235,000, or 0.1%.

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

Commercial Lending. At December 31, 2009, commercial loans totaled $70.2 million, or 4.3% of the Bank’s total loans outstanding. The Commercial Lending group’s primary function is to service the business communities’ banking and financing needs in the Bank’s primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision. The Bank generally requires the personal guarantee of the principal borrowers for all commercial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors. This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2009 was a performing loan to finance the construction of a dormitory at a major university with an outstanding balance of $9.5 million. The average size of the Bank’s commercial loans at December 31, 2009 was approximately $152,000.

Loan Approval Procedures and Authority. The Board of Directors establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board of Directors has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. New borrowers with a total exposure in excess of $3.0 million require approval by the Management Credit Committee. All borrowers with a total exposure in excess of $7.0 million require approval by the Board of Directors. A minimum of two employees’ signatures are required to approve residential loans over conforming loan limits. Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2009 amounted to $27.5 million. At December 31, 2009, the Bank’s maximum loan exposure to a single borrower was $19.0 million, although the amount outstanding at December 31, 2009 was $9.5 million. The loan is to finance the construction of a dormitory at a major university and is performing. The largest outstanding balance to a single borrower was $14.0 million, secured by a first mortgage on owner-occupied commercial real estate.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank or Columbia. At December 31, 2009, the Bank was servicing $952.9 million of loans for others. At December 31, 2009, 2008 and 2007, the balance of mortgage servicing rights totaled $6.5 million, $7.2 million and $8.9 million, respectively. For the years ended December 31, 2009, 2008 and 2007, loan servicing (loss) income, net of related amortization totaled $(18,000), $385,000, and $468,000, respectively. The Bank evaluates mortgage servicing rights for impairment on a quarterly basis. For the year ended December 31, 2009, the Company recognized an impairment to the loan servicing asset of $263,000. No impairment was recognized for the years ended December 31, 2008 and 2007. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year. In addition, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. In the case of residential mortgage loans, the Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to remain in their home and satisfy the loan terms. The Bank utilizes the HOPE NOW loan modification reporting standards as well as the President’s Homeowner Affordability and Stability Plan and other plans to mitigate foreclosure actions. HOPE NOW is an alliance between counselors, mortgage market participants and mortgage servicers to create a unified, coordinated plan to reach and help as many homeowners as possible. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. The goal of the Homeowner Affordability and Stability Plan and other plans is to incent lenders to engage in sustainable mortgage modifications. The plan provides lenders with incentives to reduce rates on mortgages to a specified affordability level. The plan also provides access to low cost refinancing for responsible homeowners affected by falling home prices.

The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings institutions. At December 31, 2009, the Bank had $71.4 million of assets, including all REO, classified as “Substandard,” $33,000 of assets classified as “Doubtful” and no assets classified as “Loss.” At December 31, 2008, the Bank had $17.2 million of assets classified as “Substandard,” $14,300 classified as “Doubtful” and no assets classified as “Loss.” Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.” Special Mention assets totaled $12.0 million at December 31, 2009, as compared to $9.0 million at December 31, 2008. Loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. The largest Special Mention loan relationship is comprised of several credit facilities totaling $2.7 million to a leasing company which is current as to payments, but was criticized due to declining revenue. The loan is secured by commercial real estate, auto titles, other business assets and personal guarantees. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $7.1 million which was current as to payments, but criticized due to a declining revenue and poor operating results. The loans are well-secured by commercial real estate and other business assets. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services.

Non-Accrual Loans and REO

The following table sets forth information regarding non-accrual loans and REO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $1,441,000, $913,000, $210,000, $189,000, and $115,000.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$19,142	$8,696	$6,620	$2,703	$1,084
Commercial real estate, multi-family and land	5,152	5,527	1,040	286	—
Construction	368	—	—	—	—
Consumer	3,031	1,435	586	281	299
Commercial	627	385	495	1,255	212

Total	28,320	16,043	8,741	4,525	1,595
REO, net (1)	2,613	1,141	438	288	278

Total non-performing assets	$30,933	$17,184	$9,179	$4,813	$1,873

Allowance for loan losses as a percent of total loans receivable (2)	.89%	.70%	.62%	.57%	.62%
Allowance for loan losses as a percent of total non-performing loans (3)	51.99	72.71	119.76	226.25	655.80
Non-performing loans as a percent of total loans receivable (2)(3)	1.72	.97	.52	.25	.09
Non-performing assets as a percent of total assets (3)	1.52	.92	.48	.23	.09

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans receivable and mortgage loans held for sale.
(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Included in the non-accrual loan total at December 31, 2009 was $1.6 million of troubled debt restructured loans. The non-performing loan total also includes $926,000 of repurchased one-to-four family and consumer loans and $2.3 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value. Of the $3.2 million in loans written down to fair market value, $2.6 million were subprime or Alt-A loans. The largest non-performing loan is a one-to-four family loan for $3.5 million which is secured by a first mortgage on a property with a recent appraised value of $4.1 million. The largest commercial real estate non-performing loan is a $2.0 million loan to a residential builder. The loan is adequately secured by first mortgages on residential property and land. The Company has not established a specific allowance on either of the two largest non-performing loans.

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

Management believes the primary risks inherent in the portfolio are possible increases in interest rates, a decline in the economy generally, including higher unemployment, and a decline in real estate market values. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

As of December 31, 2009 and 2008, the Bank’s allowance for loan losses was .89% and .70%, respectively, of total loans. The Bank had non-accrual loans of $28.3 million and $16.0 million at December 31, 2009 and 2008, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$11,665	$10,468	$10,238	$10,460	$10,688

Charge-offs:
Real estate:
One-to-four family	1,603	884	107	113	11
Commercial real estate, multi-family and land	885	—	—	—	—
Consumer	105	—	—	6	—
Commercial	95	—	370	450	673

Total	2,688	884	477	569	684
Recoveries	46	306	7	197	106

Net charge-offs	2,642	578	470	372	578

Provision for loan losses	5,700	1,775	700	150	350

Balance at end of year	$14,723	$11,665	$10,468	$10,238	$10,460

Ratio of net charge-offs during the year to average net loans outstanding during the year	.16%	.03%	.03%	.02%	.04%

Of the $2.7 million in total charge-offs, $960,000 relate to loans originated by Columbia. Additionally, $797,000 of the commercial real estate charge-offs relate to a charge-off on a single commercial real estate loan for which the real estate collateral was devalued based on limited use of the property.

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2009			2008			2007			2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One- to- four family	$3,603	24.47%	57.92%	$3,193	27.37%	62.52%	$2,238	21.38%	64.20%	$2,828	27.62%	68.77%	$2,181	20.85%	69.83%
Commercial real estate, multi- family and land	5,043	34.25	24.08	3,580	30.69	19.84	3,547	33.88	19.33	3,034	29.64	17.10	3,080	29.44	16.56
Construction	51.35		.56	52.45		.65	63.60		.64	84.82		.75	113	1.08	1.34
Consumer	2,998	20.36	13.18	1,924	16.49	13.40	1,587	15.16	12.62	1,490	14.55	10.61	1,146	10.96	8.64
Commercial	1,725	11.72	4.26	1,442	12.36	3.59	1,329	12.70	3.21	1,324	12.93	2.77	1,909	18.25	3.63
Unallocated	1,303	8.85	—	1,474	12.64	—	1,704	16.28	—	1,478	14.44	—	2,031	19.42	—

Total	$14,723	100.00%	100.00%	$11,665	100.00%	100.00%	$10,468	100.00%	100.00%	$10,238	100.00%	100.00%	$10,460	100.00%	100.00%

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

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations that are investment grade at purchase. The Bank’s policies provide that all investment purchases must be approved by two officers (either the Vice President/Treasurer, the Executive Vice President/Chief Financial Officer or the President/Chief Executive Officer) and must be ratified by the Board of Directors.

Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they may be classified as held to maturity. Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2009, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

Investment Securities. At December 31, 2009, the portfolio primarily consisted of eleven $5.0 million issues spread between eight issuers. The corporate debt securities are issued by other financial institutions with current credit ratings ranging from a high of A1 to a low of B as rated by one of the internationally-recognized credit rating services. These floating rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating rate debt securities such as these pay a fixed interest rate spread over 90 day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporary at December 31, 2009. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. Although credit ratings declined over the course of the year, estimated market value for each security not rated investment grade improved over the prior year. Additionally, the Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

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

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities. At December 31, 2009, mortgage-backed securities totaled $213.6 million, or 10.5% of total assets, and all were directly insured or guaranteed by FHLMC, FNMA and GNMA.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Beginning balance	$40,801	$54,137	$68,369
Mortgage-backed securities purchased	197,349	—	—
Less: Principal repayments	(24,380)	(13,431)	(14,653)
Amortization of premium	(577)	(72)	(197)
Change in net unrealized gain on mortgage-backed securities available for sale	429	167	618

Ending balance	$213,622	$40,801	$54,137

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Mortgage-backed securities:
FHLMC	$12,423	$12,865	$9,593	$9,687	$11,845	$11,862
FNMA	199,381	199,413	29,597	29,629	40,559	40,482
GNMA	1,185	1,344	1,407	1,485	1,696	1,793

Total mortgage-backed securities	$212,989	$213,622	$40,597	$40,801	$54,100	$54,137

Investment Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Investment securities:
U.S. agency obligations	$301	$306	$302	$314	$297	$298
State and municipal obligations	300	300	150	150	1,747	1,756
Corporate debt securities	55,000	36,369	55,000	31,686	54,973	49,674
Equity investments	370	292	2,196	2,214	5,586	5,897

Total investment securities	$55,971	$37,267	$57,648	$34,364	$62,603	$57,625

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2009. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2009
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Total
					Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Investment securities:
U.S. agency obligations	$301	$—	$—	$—	$301	$306
State and municipal obligations (1)	300	—	—	—	300	300
Corporate debt securities (2)	—	—	—	55,000	55,000	36,369

Total investment securities	$601	$—	$—	$55,000	$55,601	$36,975

Weighted average yield	2.80%	—	—	0.86%	0.89%

Mortgage-backed securities:
FHLMC	$—	$2	$15	$12,406	$12,423	$12,865
FNMA	—	3	—	199,378	199,381	199,413
GNMA	2	11	—	1,172	1,185	1,344

Total mortgage-backed securities	$2	$16	$15	$212,956	$212,989	$213,622

Weighted average yield	11.53%	12.59%	3.20%	3.72%	3.72%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities with maturities over one year carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Sources of Funds

General. Deposits, loan and mortgage-backed securities repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts and time deposits. For the year ended December 31, 2009, time deposits constituted 25.2% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not currently use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net deposits (withdrawals)	$72,300	$(36,030)	$(124,410)
Interest credited on deposit accounts	17,767	26,372	35,872

Total increase (decrease) in deposit accounts	$90,067	$(9,658)	$(88,538)

At December 31, 2009, the Bank had $66.6 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$24,828	1.21%
Over three through six months	9,006	1.57
Over six through 12 months	6,850	1.91
Over 12 months	25,880	3.47

Total	$66,564	2.21

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Money market deposit accounts	$91,695	6.76%	.74%	$84,605	6.49%	1.29%	$94,374	7.10%	1.67%
Savings accounts	223,230	16.46	.88	200,761	15.41	1.00	195,948	14.73	.99
Interest-bearing checking accounts	588,923	43.41	1.20	500,540	38.42	1.94	435,433	32.74	2.60
Non-interest-bearing accounts	110,740	8.16	—	107,976	8.29	—	112,649	8.47	—
Time deposits	341,999	25.21	2.43	408,870	31.39	3.42	491,465	36.96	4.42

Total average deposits	$1,356,587	100.00%	1.33	$1,302,752	100.00%	2.06	$1,329,869	100.00%	2.75

Borrowings. From time to time the Bank has obtained term advances from the Federal Home Loan Bank of New York (“FHLB-NY”) as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These term advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. In addition, the Bank has an available overnight line of credit with the FHLB-NY for $100.0 million which expires August 9, 2010. The Bank also has available from the FHLB-NY a one-month, overnight repricing line of credit for $100.0 million which also expires on August 9, 2010. The Bank expects both lines to be renewed upon expiration. When utilized, both lines carry a floating interest rate of 10-15 basis points over the current Federal funds rate and are secured by the Bank’s mortgage loans, and FHLB-NY stock. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2009, the Bank had $87.0 million borrowed under the FHLB-NY lines of credit and $246.0 million under various term advances.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency, and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third party custodian. At December 31, 2009, the Bank had borrowed $64.6 million through securities sold under agreements to repurchase.

The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2009, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities

At December 31, 2009 the Bank owned three subsidiaries – Columbia Home Loans, LLC (inactive), OceanFirst Services, LLC and OceanFirst REIT Holdings, LLC.

Columbia Home Loans, LLC was acquired by the Bank on August 18, 2000 and operated as a mortgage banking subsidiary based in Westchester County, New York. Columbia originated, sold and serviced a full product line of residential mortgage loans primarily in New York and New Jersey. Loans were originated through retail branches and a network of independent mortgage brokers and, to a lesser extent, direct Internet sales. Columbia sold virtually all loan production in the secondary market or, to a lesser extent, to the Bank. In September 2007, the Bank discontinued all of the loan origination activity of Columbia, the offices were closed and all employees were either discharged or reassigned. The Bank retained Columbia’s loan servicing portfolio.

OceanFirst Services, LLC was originally organized in 1982 under the name Dome Financial Services, Inc., to engage in the sale of all-savers life insurance. Prior to 1998 the subsidiary was inactive. In 1998, the Bank began to sell non-deposit investment products (annuities, mutual funds and insurance) through a third-party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales. OFB Reinsurance, Ltd. was established in 2002 as a subsidiary of OceanFirst Services, LLC to reinsure a percentage of the private mortgage insurance (“PMI”) risks on one-to-four family residential mortgages originated by the Bank and Columbia.

OceanFirst REIT Holdings, Inc. was established in 2007 as an LLC and converted to the corporate form of ownership on January 1, 2009. It acts as the holding company for OceanFirst Realty Corp. OceanFirst Realty Corp. was established in 1997 and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future. Upon formation of OceanFirst Realty Corp., the Bank transferred $668 million of mortgage loans to this subsidiary.

Personnel

As of December 31, 2009, the Bank had 358 full-time employees and 70 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by Federal law to file reports with, and otherwise comply with the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations involved.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of Federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Capital Purchase Program

On January 16, 2009, (the “Closing Date”), as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms attached thereto (“Securities Purchase Agreement”) with the Treasury, pursuant to which the Company agreed to issue and sell, and the Treasury agreed to purchase, (i) 38,263 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “preferred stock”), having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “warrant”) to purchase up to 380,853 shares of the Company’s common stock, $0.01 par value (“common stock”), at an exercise price of $15.07 per share, for an aggregate purchase price of $38,263,000 in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On December 30, 2009, the Company redeemed all of the 38,263 shares of preferred stock originally issued to U.S. Department of the Treasury under the CPP as permitted by the American Recovery and Reinvestment Act of 2009 (“ARRA”). As a result of the repurchase of the preferred stock, all of the limitations affecting Company activities in the Securities Purchase Agreement were removed. Also, as a result of the Company’s completion of the November 2009 Qualified Equity Offering, the amount of the warrant was reduced by 50% to 190,427 shares. This warrant remained outstanding at December 31, 2009, however, on February 3, 2010, the Company negotiated the repurchase of the warrant from the U.S. Treasury for $431,000.

During the period that the preferred stock was outstanding (the “TARP Period”) cumulative dividends accrued on the liquidation preference at a rate of 5% per annum and were paid only if, as and when declared by the Company’s Board of Directors. The Company paid all of its dividends on the preferred stock when such dividends were due. The preferred stock had no maturity date and ranked senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Securities Purchase Agreement, pursuant to which the preferred stock and the warrant were sold, contained limitations on the payment of dividends on, and the repurchase of shares of the Company’s common stock and trust preferred securities, and subjected the Company and its senior executive officers to certain limits on compensation. These limitations included restrictions on the payment of bonuses and golden parachutes during the TARP Period. In addition, during the TARP Period, the Company was required to recover or “clawback” any compensation payments made based on materially inaccurate information, and forego tax deductions for senior executive compensation paid in excess of $500,000. The Company’s Compensation Committee was required to review with the Company’s Chief Risk Officer the Company’s compensation arrangements for its senior officers to ensure that such arrangements did not encourage Senior Executive Officers (“SEOs”) to take unnecessary and excessive risks. These restrictions were terminated or lapsed upon the Company’s repurchase of the preferred stock. Although the TARP Period has ended with the repurchase of the preferred stock, the Company remained subject to the CEO and CFO certification requirements for 2009, which are included as Exhibit 99.1 and 99.2 to the Form 10-K. In addition, the Compensation Committee remained subject to its certification requirement with respect to TARP, which is included in the Company’s proxy statement for the 2010 Annual Shareholders Meeting. The Company’s SEOs remain subject to the clawback restriction for one year following the end of the TARP Period.

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

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the regulatory examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the regulatory examination rating system), and, together with the risk-based capital standard itself, a 4% risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Core and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The OTS has authority to establish individual minimum capital requirements in cases where it is determined that a particular institution’s capital level is, or may, become inadequate in light of the circumstances involved.

The following table presents the Bank’s capital position at December 31, 2009. The Bank met each of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$183,108	$30,626	$152,482	8.97%	1.50%
Core (Leverage)	183,108	81,670	101,438	8.97	4.00
Risk-based	193,338	109,557	83,781	14.12	8.00

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Core capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Core capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments and the FDIC has adopted a risk-based system for determining deposit insurance assessments.

This assessment is based on the risk category of the institution and currently ranges from 12 to 50 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Core capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis point if necessary to maintain public confidence in federal deposit insurance.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepayment of assessments would ensure that the deposit insurance system remains directly funded by depository institutions and preserves the FDIC’s ability to borrow from the Treasury for emergency situations. The prepayment of $7.4 million was collected on December 30, 2009 and was recorded as a prepaid expense on the Company’s statement of financial condition.

Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, pursuant to its statutory authority, the Board of Directors of the FDIC increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2013. At that time, deposit insurance coverage will return to $100,000 for all deposit categories, except for IRAs and certain retirement accounts that will continue to be insured up to $250,000 as described above.

The Bank has elected to participate in the FDIC’s Transaction Account Guarantee Program which provides for unlimited coverage for non-interest bearing transaction accounts at participating banks and is subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge has been added to the institution’s existing risk-based deposit insurance assessments. The Transaction Account Guarantee Program will expire on June 30, 2010.

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

The total expense incurred in 2009 for the deposit insurance assessment and the FICO payments was $2.7 million.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2009, the Bank’s limit on loans to one borrower was $27.5 million. At December 31, 2009, the Bank’s maximum loan exposure to a single borrower was $19.0 million, although the amount outstanding at December 31, 2009 was $9.5 million. The largest outstanding balance to a single borrower was $14.0 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2009, the Bank met the qualified thrift lender test.

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly thrift financial report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the fiscal year ended December 31, 2009 totaled $370,000.

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

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent Federal agency that would assume the regulatory responsibilities of the Office of the Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board. The Federal savings association charter would be eliminated and Federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of the Bank. Savings and loan holding companies would become regulated as bank holding companies under certain proposals. Also proposed is the creation of a new Federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The Federal preemption of states laws currently accorded to Federally-chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure on the Bank, which could result in more stringent regulation. At this time, the Company cannot predict the contents of any final legislation, or whether any legislation will be enacted at all.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2009 of $19.4 million.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2010, the Federal Reserve Board has set the 3% reserve limit at $55.2 million and the exemption of $10.7 million.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2009 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

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

OceanFirst REIT Holdings, Inc. files a New Jersey income tax return which includes income earned by OceanFirst REIT Holdings, Inc. and by OceanFirst Realty Corp. OceanFirst REIT Holdings, Inc. is expected to qualify as a New Jersey Investment Company and be taxed at a rate presently equal to 3.60% of taxable income.

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

Difficult market conditions have adversely affected the industry. The Bank is exposed to downturns in the U.S. housing market. Dramatic declines in the national housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions such as the Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets may adversely affect the Company’s business, financial condition and results of operations. The difficult conditions in the financial markets are not likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. In particular, the Company may face the following risks in connection with these events:

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

A continued downturn in the local economy or in real estate values could hurt profits. Most of the Bank’s loans are secured by real estate or are made to businesses in Ocean and Monmouth Counties, New Jersey and the surrounding area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profits. Prior to 2008 there was a significant increase in real estate values in the Bank’s market area. During 2008 and 2009, there has been a weakening in the local economy coupled with declining real estate values. A further decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Bank may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates earned on the prepaid loans or securities. Conversely, an increase in interest rates generally reduces prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current market value of the interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Unrealized net losses on securities available for sale are reported as a separate component of equity. To the extent interest rates increase and the value of the available for sale portfolio decreases, stockholders’ equity will be adversely affected.

Continued capital and credit market volatility may adversely affect the Company’s ability to access capital and may have a material adverse effect on the Company’s business, financial condition and results of operations. The capital and credit markets have been experiencing volatility and disruption for more than two years. The markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s continued ability to access capital. Additionally, the Company’s business, financial condition and results of operations may be adversely affected.

Changes in the fair value of securities may reduce stockholder’s equity and net income. At December 31, 2009, the Company maintained a securities portfolio of $250.9 million all of which was classified as available for sale. The estimated fair value of the available for sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholder’s equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholder’s equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

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

At December 31, 2009, the securities available for sale portfolio included corporate debt securities issued by national and regional banks. The portfolio consisted of eleven $5,000,000 issues spread among eight issuers. At December 31, 2009, the securities had a book value of $55.0 million and an estimated fair value of $36.4 million. The Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.

The Company owns stock of the FHLB-NY. The aggregate cost and fair value of the FHLB-NY common stock as of December 31, 2009 was $19.4 million based on its par value. There is no market for the FHLB-NY common stock. The banks within the Federal Home Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, there is a risk that the Company’s investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2009, $467.1 million, or 28.3%, of the Bank’s total loans consisted of commercial, multi-family and land real estate loans, and commercial business loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

The Bank or Columbia may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Bank and Columbia each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. Recently, repurchase demands have accelerated industry wide. Additionally, both FNMA and FHLMC have begun to carefully examine loan documentation with a goal of increasing the amount of repurchases by the loan originator. The repurchased mortgage loans could typically only be resold at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans, however, if repurchase activity is significant, the reserve may prove to be inadequate to cover actual losses which could harm future earnings.

In September 2007, all loan origination activity at Columbia was discontinued. A portion of Columbia’s loan production consisted of “subprime” loans, which are loans made to individuals whose borrowing needs are generally not fulfilled by traditional loan products because they do not satisfy the credit documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In March 2007, Columbia discontinued the origination of sub-prime loans. In the event a significant amount of subprime loans originated by Columbia are required to be repurchased, the Company may be required to hold such loans in portfolio for an extended period of time or to maturity, if such loans cannot be later resold. Subprime loans generally have a higher incidence of delinquency, foreclosure and bankruptcy, which may be substantially higher than that experienced by mortgage loans underwritten in a more traditional manner. Such risk associated with subprime loans may be increased during periods of economic slow-downs, increasing interest rates, and events that affect specifically the geographic areas in which the loans are made. Moreover, as many of the subprime loans made by Columbia have loan-to-value ratios of 100%, there would be little, if any, equity to fully recover the net carrying value of the loan in the event of default and foreclosure. In such event, the Company may be required to substantially increase its allowance for loan losses which would reduce earnings for that period. Settlement agreements on loans originated by Columbia have been entered into with some investors which may limit the obligation to repurchase mortgage loans for a breach of a representation or warranty.

The Company’s mortgage servicing rights may become impaired which could hurt profits. Mortgage servicing rights are carried at the lower of cost or fair value. Any impairment is recognized as a reduction to servicing fee income. In the event that loan prepayments increase due to increased loan refinancing, the fair value of mortgage servicing rights would likely decline.

The Company’s inability to achieve profitability on new branches may negatively affect earnings. The Bank has continued to expand its presence within the market area through de novo branching. The profitability of this expansion strategy will depend on whether the income from the new branches will offset the increased expenses resulting from operating these branches. It is expected to take a period of time before these branches can become profitable. During this period, the expense of operating these branches may negatively affect net income.

Legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which, among other measures, authorized the Treasury Secretary to establish the TARP. EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in Federal Deposit Insurance Corporation insurance coverage from $100,000 to $250,000 through December 31, 2009 (subsequently extended to December 31, 2013); and

•	Authority to the Securities and Exchange Commission to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

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

On February 17, 2009, President Obama signed into law the ARRA which, among other things, amended the executive compensation restrictions of EESA. See “Regulation and Supervision – Capital Purchase Program” for a discussion of the additional restrictions imposed on executive compensation from EESA and ARRA.

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

On October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as the Bank), bank holding companies and savings and loan holding companies (such as the Company). Financial institutions were automatically covered by this program for the 30-day period commencing October 14, 2008 and continue to be covered as long as they did not affirmatively opt out of the program. Under the program, senior unsecured debt issued on or before October 31, 2009 (with an extension to April 30, 2010 for certain companies with the approval of the FDIC) will be insured until December 31, 2012 in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on December 31, 2008 that was scheduled to mature before June 30, 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. The Company did not opt out of the program and therefore is covered by these provisions.

The actual impact that EESA, ARRA and the President’s Homeowner Affordability and Stability Plan, undertaken to alleviate the credit crisis, will have generally on the financial markets is unknown. The failure of such measures to help stabilize the financial markets and a worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

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

Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect profitability and liquidity. The Company has substantial competition in originating loans, both commercial and consumer in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Company’s net income by decreasing the number and size of loans that the Bank originates and the interest rates charged on these loans.

In attracting business and consumer deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of its competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, stronger asset quality and performance, more aggressive marketing campaigns, better branch recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could materially adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain which could increase the cost of funds.

The Company must continue to attract and retain qualified personnel and maintain cost controls and asset quality. The Company’s ability to manage growth successfully will depend on its ability to continue to attract and retain management experienced in banking and financial services and familiar with the communities in its market area. As the Company grows, the Company must be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about local market areas to implement the Company’s operating strategy. The unexpected loss of service of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could adversely affect the Company. If the Company grows too quickly and is not able to attract qualified personnel and maintain cost controls and asset quality, this continued growth could adversely affect the Company.

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

Continued bank failures coupled with unsettled economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As a result of this reduced reserve ratio, on December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (a range from 12 to 50 basis points) for the first quarter of 2009. On February 27, 2009, the FDIC adopted a final rule under which banks in the best risk category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning April 1, 2009.

The FDIC also adopted an interim rule imposing a 10 basis point emergency special assessment on the industry on June 30, 2009. The assessment was collected on September 30, 2009. The Company recorded an expense of $869,000 for the year ended December 31, 2009 to reflect the special assessment. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. These actions significantly increased the Company’s non-interest expense in 2009.

On September 29, 2009 the FDIC announced that it had adopted a Notice of Proposed Rulemaking (“NPR”) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepayment of assessments would ensure that the deposit insurance system remains directly funded by depository institutions and preserves the FDIC’s ability to borrow from the Treasury for emergency situations. The prepayment of $7.4 million was collected on December 30, 2009 and was recorded as a prepaid expense on the Company’s statement of financial condition.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Stock Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2009 and 2008.

2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$16.92	$14.23	$13.83	$12.43
Low	7.29	10.55	10.98	9.40

2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$17.60	$20.77	$21.99	$18.12
Low	14.67	16.39	17.19	12.53

As of December 31, 2009, the Company had approximately 3,100 shareholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Stock Performance Graph

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Market Index and the SNL Thrift Index for the period December 31, 2004 through December 31, 2009. The graph may not be indicative of possible future performance of the Company’s common stock.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
OceanFirst Financial Corp.	100.00	95.6	99.7	71.9	79.0	57.6
All Nasdaq US Stocks	100.00	101.4	111.0	121.9	72.5	104.3
SNL Thrift Index	100.00	100.7	113.9	65.9	40.7	36.6

Notes:

A.	The lines represent annual index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the annual interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100 on 12/31/04.

For the years ended December 31, 2009 and 2008, the Company paid an annual cash dividend of $.80 per share.

Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 through October 31, 2009	-0-	—	-0-	489,062
November 1, 2009 through November 30, 2009	-0-	—	-0-	489,062
December 1, 2009 through December 31, 2009	-0-	—	-0-	489,062

On July 19, 2006, the Company announced its intention to repurchase up to 615,883 shares or 5% of its outstanding common stock.

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Selected Financial Condition Data:
Total assets	$2,030,028	$1,857,946	$1,927,499	$2,077,002	$1,985,357
Investment securities available for sale	37,267	34,364	57,625	82,384	83,861
Federal Home Loan Bank of New York stock	19,434	20,910	22,941	25,346	21,792
Mortgage-backed securities available for sale	213,622	40,801	54,137	68,369	85,025
Loans receivable, net	1,629,284	1,648,378	1,675,919	1,701,425	1,654,544
Mortgage loans held for sale	5,658	3,903	6,072	82,943	32,044
Deposits	1,364,199	1,274,132	1,283,790	1,372,328	1,356,568
Federal Home Loan Bank advances	333,000	359,900	393,000	430,500	354,900
Securities sold under agreements to repurchase and other borrowings	92,073	89,922	109,307	102,482	118,289
Stockholders’ equity	183,536	119,783	124,306	132,320	138,784

	For the Year Ended December 31,
(dollars in thousands; except per share amounts)	2009	2008	2007	2006	2005
Selected Operating Data:
Interest income	$95,861	$103,405	$114,964	$116,562	$102,799
Interest expense	30,398	45,382	62,040	58,443	41,873

Net interest income	65,463	58,023	52,924	58,119	60,926
Provision for loan losses	5,700	1,775	700	150	350

Net interest income after provision for loan losses	59,763	56,248	52,224	57,969	60,576
Other income	15,589	12,823	2,531	13,608	24,090
Operating expenses	50,544	47,447	53,820	52,381	54,834

Income before provision (benefit) for income taxes	24,808	21,624	935	19,196	29,832
Provision (benefit) for income taxes	9,155	6,860	(140)	6,563	10,335

Net income	15,653	14,764	1,075	12,633	19,497
Dividends on preferred stock and discount accretion	3,170	—	—	—	—

Net income available to common stockholders	$12,483	$14,764	$1,075	$12,633	$19,497

Basic earnings per share	$.98	$1.27	$.09	$1.09	$1.65

Diluted earnings per share	$.98	$1.26	$.09	$1.07	$1.60

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets	.82%	.78%	.05%	.62%	1.00%
Return on average stockholders’ equity	9.35	11.98	.86	9.40	14.43
Stockholders’ equity to total assets	9.04	6.45	6.45	6.37	6.99
Tangible equity to tangible assets	9.04	6.45	6.45	6.32	6.93
Average interest rate spread (2)	3.42	3.00	2.50	2.69	3.07
Net interest margin (3)	3.63	3.24	2.79	2.98	3.30
Average interest-earning assets to average interest-bearing liabilities	112.36	109.47	108.96	109.53	109.74
Operating expenses to average assets	2.66	2.52	2.70	2.56	2.81
Efficiency ratio (4)	62.36	66.97	97.05	73.03	64.50

Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (5)(6)	1.72	.97	.52	.25	.09
Non-performing assets as a percent of total assets (6)	1.52	.92	.48	.23	.09
Allowance for loan losses as a percent of total loans receivable (5)	.89	.70	.62	.57	.62
Allowance for loan losses as a percent of total non-performing loans (6)	51.99	72.71	119.76	226.25	655.80

Per Share Data:
Cash dividends per common share	$.80	$.80	$.80	$.80	$.80
Stockholders’ equity per common share at end of period	9.75	9.69	10.07	10.79	10.93
Tangible stockholders’ equity per common share at end of period	9.75	9.69	10.07	10.70	10.83

Number of full-service customer facilities:	23	23	20	21	18

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.

(2)	The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(5)	Total loans receivable includes loans receivable and loans held for sale.
(6)	Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OceanFirst Financial Corp. is the holding company for OceanFirst Bank. On August 17, 1995, the Board of Directors of the Bank adopted a Plan of Conversion, as amended, to convert from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank with the concurrent formation of a holding company (the “Conversion”).

The Conversion was completed on July 2, 1996 with the issuance by the Company of 25,164,235 shares of its common stock in a public offering to the Bank’s eligible depositors and the Bank’s employee stock ownership plan (the “ESOP”). Concurrent with the close of the Conversion, an additional 2,013,137 shares of common stock (8% of the offering) were issued and donated by the Company to OceanFirst Foundation (the “Foundation”), a private foundation dedicated to charitable purposes within Ocean County, New Jersey and its neighboring communities.

The Company conducts business, primarily through its ownership of the Bank which operates its administrative/branch office located in Toms River and twenty-two other branch offices. Eighteen of the offices are located in Ocean County, New Jersey, with four branches in Monmouth County and one in Middlesex County. The Bank also operates one loan production office in Kenilworth, New Jersey and a trust and wealth management office in Manchester, New Jersey.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, reverse mortgage loan originations, loan servicing, merchant check card services, deposit account services, the sale of alternative investments, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Strategy

The Company operates as a consumer-oriented bank, with a strong focus on its local community. The Bank is the oldest and largest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with generally larger and out-of-market financial service providers through its local focus and the delivery of superior service.

The Company’s strategy has been to consistently grow profitability while limiting credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to (1) grow commercial loans receivable through the offering of commercial lending services to local businesses; (2) grow core deposits (defined as all deposits other than time deposits) through de novo branch expansion and product offerings appealing to a broadened customer base; and (3) increase non-interest income by expanding the menu of fee-based products and services.

With industry consolidation eliminating most locally-headquartered competitors, the Company saw an opportunity to fill a perceived void for locally-delivered commercial loan and deposit services. As such, the Bank assembled an experienced team of business banking professionals responsible for offering commercial loan and deposit services and merchant check card services to local businesses. As a result of this initiative, commercial loans represented 28.3% of the Bank’s total loans at December 31, 2009 as compared to 19.7% at December 31, 2004 and only 3.6% at December 31, 1997. Commercial loan growth in 2009 of $77.5 million, or 19.9%, exceeded expectations as the Bank successfully competed for high quality credits from larger, out-of-market competitors. The diversification of the Bank’s loan products entails a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring.

The Bank seeks to increase core deposit market share in its primary market area by expanding the branch network and improving market penetration. Over the past fourteen years through December 31, 2009, the Bank has opened fifteen branch offices, eleven in Ocean County and four in Monmouth County. The Bank is continually evaluating additional office sites within its existing market area.

At December 31, 2009, the fifteen most recently opened branches maintained an average core deposit ratio of 81.7%. Core account development has also benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. Additionally, marketing and incentive plans have focused on core account growth. As a result of these efforts the Bank’s core deposit ratio has grown to 77.1% at December 31, 2009 as compared to 62.8% at December 31, 2004 and only 33.0% at December 31, 1997. Core deposits are generally considered a less expensive and more stable funding source than certificates of deposit.

Management continues to diversify the Bank’s product line in order to enhance non-interest income. The Bank offers alternative investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. The products are non-proprietary, sold through a third party vendor, and provide the Bank with fee income opportunities. In early 2005, the alternative investment program was expanded to add Licensed Bank Employees which allows the Bank to capture more of the revenue associated with the sale of investment products. The Bank introduced trust and asset management services in early 2000 and has also expanded the non-interest income received from small business relationships including merchant services. As a result of these initiatives, income from fees and service charges has increased to $10.5 million for the year ended December 31, 2009 as compared to $8.3 million for the year ended December 31, 2004 and only $1.4 million for the year ended December 31, 1997. During 2003, the Bank began offering reverse mortgage loans. The Bank has been approved by the FNMA and another institutional investor as a seller/servicer of reverse mortgage loans. The income from reverse mortgage lending is included in the net gain on sales of loans and securities available for sale.

Summary

On January 16, 2009, the Company received $38.3 million in proceeds from the issuance of preferred stock and warrants to the U.S. Treasury under the Capital Purchase Program. Proceeds from the preferred stock were supplemented with FHLB borrowings and the combined amount was initially invested in mortgage-backed securities and Bank-originated loans. Cash flows generated by the Company as a result of the preferred stock investment were invested in additional Bank-originated loans. The initial investment strategy was designed to effectively eliminate earnings dilution from the preferred stock dividend and related discount accretion. In November 2009, the Company raised $54.2 million in a successful follow-on common stock offering. In December 2009, a portion of these proceeds were used to redeem the preferred stock previously issued to the U.S. Treasury under the Capital Purchase Program. As a result of the common stock offering, the Company’s tangible equity to assets ratio increased to 9.0% at December 31, 2009 from 6.5% at December 31, 2008. For the year ended December 31, 2009, the Company incurred a $1.1 million non-cash charge relating to the accelerated recognition of unaccreted discount upon redemption of the preferred stock.

On May 27, 2009, the Company announced the signing of an agreement and plan of merger with Central Jersey Bancorp (“Central Jersey”), pursuant to which Central Jersey would merge with and into the company in an all stock transaction. Under the terms of the agreement, Central Jersey common stockholders would receive 0.50 share of the Company’s common stock for each common share of Central Jersey. On December 17, 2009, the Company announced the termination of the agreement and plan of merger. Regulatory approval for the merger had not yet been obtained and, as a result, the merger could not be completed by December 31, 2009, as contemplated in the merger agreement. The Company incurred $1.3 million in merger related expenses for the year ended December 31, 2009.

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

The Company’s earnings for the year ended December 31, 2007 was adversely affected by losses at Columbia Home Loans, LLC, the Company’s mortgage banking subsidiary, relating to the origination of subprime loans. In March 2007, Columbia discontinued the origination of all subprime loans and in September 2007, the Bank discontinued all loan origination activity at Columbia; the offices were closed and all employees were either discharged or reassigned. At December 31, 2009, the Bank was still holding subprime loans with a gross principal balance of $2.6 million and a carrying value, net of reserves and lower of cost or market adjustment, of $2.1 million and Alt-A loans with a gross principal balance of $4.4 million and a carrying value, net of reserves and lower of cost or market adjustment of $4.1 million.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2009 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio based on management’s evaluation of the risks inherent in the Bank’s loan portfolio and the general economy. The Bank maintains the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses when payment is received. The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio resulting from management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan.

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

An overwhelming percentage of the Bank’s loan portfolio, whether one-to-four family, consumer or commercial, is secured by real estate. Additionally, most of the Bank’s borrowers are located in Ocean County, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should real estate values decline or should the Ocean County area experience an adverse economic downturn.

Management believes the primary risks inherent in the portfolio are possible increases in interest rates, a decline in the economy, generally, including higher unemployment and a decline in real estate market values. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

Although management believes that the Bank has established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. In addition, various regulatory agencies, as part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Bank’s control.

Reserve for Repurchased Loans

The reserve for repurchased loans relates to potential losses on loans sold which may have to be repurchased due to an early payment default, or a violation of representations and warranties. Provisions for losses are charged to gain on sale of loans and credited to the reserve, which is part of other liabilities while actual losses are charged to the reserve. In order to estimate an appropriate reserve for repurchased loans, the Bank considers recent and historical experience, product type and volume of recent whole loan sales and the general economic environment. Management believes that the Bank has established and maintained the reserve for repurchased loans at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.

Valuation of Mortgage Servicing Rights (“MSR”)

The estimated origination and servicing costs of mortgage loans sold in which servicing rights are retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates. Impairment of the MSR is assessed on the fair value of those rights with any impairment recognized as a component of loan servicing fee income.

The fair value of MSR is sensitive to changes in assumptions. Fluctuations in prepayment speed assumptions have the most significant impact on the fair value of MSR. In the event that loan prepayment activities increase due to increased loan refinancing, the fair value of MSR would likely decline. In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of MSR would likely increase. Additionally, due to the economic downturn, default rates and servicing costs may increase in future periods which would result in a decline in the fair value of MSR. Any measurement of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

Impairment of Securities

On a quarterly basis the Company evaluates whether any securities are other-than-temporarily impaired. In making this determination, the Company considers the extent and duration of the impairment, the nature and financial health of the issuer, the ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value and other factors relevant to specific securities, such as the credit risk of the issuer and whether a guarantee or insurance applies to the security. If a security is determined to be other-than-temporarily impaired, the impairment is charged to income during the period the impairment is found to exist, resulting in a reduction to earnings for that period.

As of December 31, 2009, the Company concluded that any unrealized losses in the securities available for sale portfolios were temporary in nature because they were primarily related to market interest rates and market illiquidity and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that would materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for each of the years ended December 31, 2009, 2008 and 2007. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	Years Ended December 31,
	2009			2008			2007
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$—	$—	—%	$10,496	$191	1.82%	$10,572	$526	4.98%
Investment securities (1)	55,859	888	1.59	60,952	2,948	4.84	68,118	4,561	6.70
FHLB stock	16,435	866	5.27	20,156	1,396	6.93	24,110	1,858	7.71
Mortgage-backed securities (1)	91,660	3,512	3.83	46,970	2,210	4.71	62,110	2,775	4.47
Loans receivable, net (2)	1,639,992	90,595	5.52	1,653,413	96,660	5.85	1,729,064	105,244	6.09

Total interest-earning assets	1,803,946	95,861	5.31	1,791,987	103,405	5.77	1,893,974	114,964	6.07

Non-interest-earning assets	94,397			93,055			100,398

Total assets	$1,898,343			$1,885,042			$1,994,372

Liabilities and Equity:
Interest-bearing liabilities:
Money market deposit accounts	$91,695	$678.74%		$84,605	$1,091	1.29%	$94,374	$1,577	1.67%
Savings accounts	223,230	1,975.88		200,761	2,014	1.00	195,948	1,941.99
Interest-bearing checking accounts	588,923	7,056	1.20	500,540	9,688	1.94	435,433	11,343	2.60
Time deposits	341,999	8,323	2.43	408,870	13,963	3.42	491,465	21,725	4.42

Total	1,245,847	18,032	1.45	1,194,776	26,756	2.24	1,217,220	36,586	3.01
FHLB advances	263,896	10,849	4.11	344,302	15,974	4.64	413,352	20,435	4.94
Securities sold under agreements to repurchase	68,272	589.86		69,664	1,209	1.74	84,303	3,393	4.02
Other borrowings	27,500	928	3.37	28,238	1,443	5.11	23,368	1,626	6.96

Total interest-bearing liabilities	1,605,515	30,398	1.89	1,636,980	45,382	2.77	1,738,243	62,040	3.57

Non-interest-bearing deposits	110,740			107,976			112,649
Non-interest-bearing liabilities	14,691			16,876			18,625

Total liabilities	1,730,946			1,761,832			1,869,517
Stockholders’ equity	167,397			123,210			124,855

Total liabilities and equity	$1,898,343			$1,885,042			$1,994,372

Net interest income		$65,463			$58,023			$52,924

Net interest rate spread (3)			3.42%			3.00%			2.50%

Net interest margin (4)			3.63%			3.24%			2.79%

Ratio of interest-earning assets to interest-bearing liabilities	112.36%			109.47%			108.96%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Increase (Decrease)			Increase (Decrease)
(in thousands)	Volume	Due to Rate	Net	Volume	Due to Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$(95)	$(96)	$(191)	$(4)	$(331)	$(335)
Investment securities	(228)	(1,832)	(2,060)	(443)	(1,170)	(1,613)
FHLB stock	(231)	(299)	(530)	(286)	(176)	(462)
Mortgage-backed securities	1,779	(477)	1,302	(707)	142	(565)
Loans receivable, net	(763)	(5,302)	(6,065)	(4,516)	(4,068)	(8,584)

Total interest-earning assets	462	(8,006)	(7,544)	(5,956)	(5,603)	(11,559)

Interest-bearing liabilities:
Money market deposit accounts	85	(498)	(413)	(152)	(334)	(486)
Savings accounts	214	(253)	(39)	52	21	73
Interest-bearing checking accounts	1,511	(4,143)	(2,632)	1,517	(3,172)	(1,655)
Time deposits	(2,036)	(3,604)	(5,640)	(3,309)	(4,453)	(7,762)

Total	(226)	(8,498)	(8,724)	(1,892)	(7,938)	(9,830)
FHLB advances	(3,442)	(1,683)	(5,125)	(3,272)	(1,189)	(4,461)
Securities sold under agreements to repurchase	(24)	(596)	(620)	(512)	(1,672)	(2,184)
Other borrowings	(37)	(478)	(515)	300	(483)	(183)

Total interest-bearing liabilities	(3,729)	(11,255)	(14,984)	(5,376)	(11,282)	(16,658)

Net change in net interest income	$4,191	$3,249	$7,440	$(580)	$5,679	$5,099

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total assets at December 31, 2009 were $2.030 billion, an increase of $172.1 million, compared to $1.858 billion at December 31, 2008.

Mortgage-backed securities available for sale increased $172.8 million to $213.6 million at December 31, 2009 as compared to $40.8 million at December 31, 2008 due to the $38.3 million investment of preferred stock proceeds from the Treasury’s Capital Purchase Plan in January 2009 and the $54.2 million investment of proceeds from the common stock offering in November 2009. These proceeds were also supplemented with FHLB borrowings to purchase additional mortgage-backed securities. Loans receivable, net decreased by $19.1 million to a balance of $1.629 billion at December 31, 2009, compared to a balance of $1.648 billion at December 31, 2008. Increases of $77.5 million in commercial and commercial real estate loans were more than offset by a decline in one-to-four family mortgage loans due to increased prepayments relating to refinancings and the Bank’s ongoing strategy to sell newly-originated, longer-term, one-to-four family fixed-rate loans.

Deposit balances increased $90.1 million to $1.364 billion at December 31, 2009 from $1.274 billion at December 31, 2008. Core deposits increased $145.3 million which was partly offset by a $55.2 million decrease in time deposits as the Bank maintained its disciplined pricing relating to this product. Federal Home Loan Bank advances decreased by $26.9 million to $333.0 million at December 31, 2009 as compared to $359.9 million at December 31, 2008 primarily due to the increase in deposits as a funding source. Due to brokers amounted to $40.7 million at December 31, 2009 and was used to support the purchases of mortgage-backed securities.

Stockholders’ equity at December 31, 2009 increased to $183.5 million, compared to $119.8 million at December 31, 2008 due to the Company’s common stock offering in November 2009 which raised net proceeds of $54.2 million.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General

Net income available to common stockholders decreased to $12.5 million for the year ended December 31, 2009, as compared to $14.8 million for the year ended December 31, 2008. Diluted earnings per share decreased to $.98 for the year ended December 31, 2009, as compared to $1.26 for the same prior year period partly due to the issuance of an additional 6,389,400 common shares in November 2009. Additionally, diluted earnings per share was adversely affected by a $1.1 million non-cash charge relating to the accelerated recognition of unaccreted discount upon redemption of the preferred stock.

Interest Income

Interest income for the year ended December 31, 2009 was $95.9 million, as compared to $103.4 million for the year ended December 31, 2008. The yield on interest-earning assets decreased to 5.31% for the year ended December 31, 2009, as compared to 5.77% for the same prior year period due to the lower interest rate environment. Average interest-earning assets increased $12.0 million for the year ended December 31, 2009, as compared to the same prior year period. The increase was in average mortgage-backed securities which rose $44.7 million due to investment of the preferred stock proceeds from the Treasury’s Capital Purchase Program in January 2009 and the common stock offering in November 2009.

Interest Expense

Interest expense for the year ended December 31, 2009 was $30.4 million, as compared to $45.4 million for the year ended December 31, 2008. The cost of interest-bearing liabilities decreased to 1.89% for the year ended December 31, 2009, as compared to 2.77%, in the same prior year period due to the lower interest rate environment. Average interest-bearing liabilities decreased by $31.5 million for the year ended December 31, 2009, as compared to the same prior year period. Average borrowed funds decreased $82.5 million for the year ended December 31, 2009, as compared to the same prior year period due to an increase in average deposits as a funding source.

Net Interest Income

Net interest income for the year ended December 31, 2009 increased to $65.5 million, as compared to $58.0 million in the same prior year period reflecting a higher net interest margin and higher levels of interest-earning assets. The net interest margin increased to 3.63% for the year ended December 31, 2009 from 3.24% in the same prior year period. The steep interest rate yield curve caused the decrease in the cost of interest-bearing liabilities to outpace the decrease in the yield on interest-earning assets.

Provision for Loan Losses

For the year ended December 31, 2009, the Company’s provision for loan losses was $5.7 million, as compared to $1.8 million for the same prior year period. Non-performing loans increased to $28.3 million at December 31, 2009 from $16.0 million at December 31, 2008. Net charge-offs increased to $2.6 million for the year ended December 31, 2009, as compared to $578,000 for the same prior year period. Net charge-offs for the year ended December 31, 2009 include $949,000 relating to loans originated by Columbia. Additionally, $797,000 relates to a charge-off of a single commercial real estate loan for which the real estate collateral was devalued based on limited use of property. Loans receivable, net decreased $19.1 million at December 31, 2009, as compared to December 31, 2008. The increase in the provision for loan losses was primarily due to the increase in non-performing loans and the increase in net charge-offs.

Other Income

Other income was $15.6 million for the year ended December 31, 2009, as compared to $12.8 million for the same prior year period. Loan servicing income (loss) decreased to a loss of $18,000 for the year ended December 31, 2009 from income of $385,000 for the corresponding prior year period due to an impairment to the loan servicing asset of $263,000 and increased amortization of the loan servicing asset due to higher levels of prepayments. The net gain on the sale of loans and securities available for sale was $3.9 million for the year ended December 31, 2009, as compared to a net gain of $799,000 in the same prior year period. The net gain for the year ended December 31, 2008 includes a $902,000 net loss on investment securities transactions. For the year ended December 31, 2009 the net gain on the sale of loans includes a reversal of the provision for repurchased loans of $245,000, as compared to a reversal of $248,000 for the corresponding prior year period. Fees and service charges decreased $332,000 for the year ended December 31, 2009, as compared to the same prior year period primarily due to a decrease in trust revenue.

Income from Bank Owned Life Insurance (“BOLI”) increased by $130,000 for the year ended December 31, 2009 as compared to the same prior year period. The results for the year ended December 31, 2008 were adversely affected by a $568,000 impairment to certain investment securities held by the BOLI’s underlying investment fund. Excluding the impairment, income from Bank Owned Life Insurance decreased from the prior year due to a decline in the crediting rate in the lower interest rate environment. Other income for the year ended December 31, 2009 increased over the same prior year period due to the recovery of $367,000 in borrower escrow funds for Columbia.

Operating Expenses

Operating expenses were $50.5 million for the year ended December 31, 2009, as compared to $47.4 million in the same prior year period. Federal deposit insurance increased to $3.1 million for the year ended December 31, 2009, as compared to $1.1 million in the same prior year period due to an increase in the assessment rate for FDIC deposit insurance effective January 1, 2009 and a special assessment of $869,000 for the year ended December 31, 2009. Occupancy expense for the year ended December 31, 2009 was adversely affected by a charge of $556,000 relating to all remaining lease obligations of Columbia. In light of the economic downturn and weak real estate market, the Company no longer expects to be able to sublet the vacant office space. Operating expenses for the year ended December 31, 2009 includes $1.3 million of costs related to the Company’s previously announced, but since terminated, merger with Central Jersey Bancorp. Operating expenses for the year ended December 31, 2009 also include costs relating to the opening of two new branches in the latter part of 2008.

Provision for Income Taxes

Income tax provision was $9.2 million for the year ended December 31, 2009, as compared to a provision of $6.9 million for the same prior year period. The effective tax rate increased to 36.9% for the year ended December 31, 2009, as compared to 31.7% in the same prior year period primarily due to an increase in state tax expense. Additionally, the provision for income taxes for the year ended December 31, 2008 benefited from $524,000 in state tax refunds relating to OceanFirst Realty Corp. for the years 2002 through 2006.

Dividends on Preferred Stock and Discount Accretion

Dividends on preferred stock and discount accretion totaled $3.2 million for the year ended December 31, 2009 as compared to no amount in the corresponding prior year period. The amount for the year ended December 31, 2009 includes $1.1 million relating to the accelerated recognition of unaccreted discount upon redemption of the Company’s outstanding preferred stock.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General

Net income increased to $14.8 million for the year ended December 31, 2008, as compared to net income of $1.1 million for the year ended December 31, 2007. Diluted earnings per share increased to $1.26 for the year ended December 31, 2008, as compared to $.09 for the same prior year period.

Interest Income

Interest income for the year ended December 31, 2008 was $103.4 million, as compared to $115.0 million for the year ended December 31, 2007. The yield on interest-earning assets decreased to 5.77% for the year ended December 31, 2008, as compared to 6.07% for the same prior year period. Average interest-earning assets decreased $102.0 million for the year ended December 31, 2008, as compared to the same prior year period reflective of the discontinuance of Columbia’s mortgage banking operations.

Interest Expense

Interest expense for the year ended December 31, 2008 was $45.4 million, as compared to $62.0 million for the year ended December 31, 2007. The cost of interest-bearing liabilities decreased to 2.77% for the year ended December 31, 2008, as compared to 3.57%, in the same prior year period. Average interest-bearing liabilities decreased by $101.3 million for the year ended December 31, 2008, as compared to the same prior year period. The decrease was concentrated in time deposits which declined $82.6 million, or 16.8%, for the year ended December 31, 2008, as compared to the same prior year period.

Net Interest Income

Net interest income for the year ended December 31, 2008 increased to $58.0 million, as compared to $52.9 million in the same prior year period reflecting a higher net interest margin partly offset by lower levels of interest-earning assets. The net interest margin increased to 3.24% for the year ended December 31, 2008 from 2.79% in the same prior year period. The steepening of the interest rate yield curve caused the decrease in the cost of interest-bearing liabilities to outpace the decrease in the yield on interest-earning assets.

Provision for Loan Losses

For the year ended December 31, 2008, the Company’s provision for loan losses was $1,775,000, as compared to $700,000 for the same prior year period. Non-performing loans increased to $16.0 million at December 31, 2008 from $8.7 million at December 31, 2007. The non-performing loan total includes $1.4 million of loans repurchased due to early payment default that were written down to fair value on date of repurchase and $3.2 million of loans previously held for sale that were also written down to their fair value. The write-down to fair value included an assessment of each loan’s potential credit impairment. As a result, these loans do not currently require an adjustment to the allowance for loan losses. Net charge-offs increased to $578,000 for the year ended December 31, 2008, as compared to $470,000 for the same prior year period. Loans receivable, net decreased $27.5 million at December 31, 2008, as compared to December 31, 2007. The increase in the provision for loan losses was primarily due to the increase in non-performing loans and the increase in net charge-offs.

Other Income

Other income was $12.8 million for the year ended December 31, 2008, as compared to $2.5 million for the same prior year period. The net gain on the sale of loans and securities available for sale was $799,000 for the year ended December 31, 2008, as compared to a net loss of $11.0 million in the same prior year period. The net gain for the year ended December 31, 2008 includes a $902,000 net loss on investment securities transactions. The net loss for the year ended December 31, 2007 includes a $9.4 million charge by Columbia to reduce loans held for sale to their current fair market value, a $1.3 million loss on the bulk sale of subprime loans and a $3.5 million charge to supplement the reserve for repurchased loans. The reserve for repurchased loans, which is included in other liabilities in the Company’s consolidated statements of financial condition, was $1.1 million at December 31, 2008. For the year ended December 31, 2008, the Company recognized a reversal of the provision for repurchased loans of $248,000 and charge-offs of $1.0 million relating to three loan repurchases and two comprehensive negotiated settlements in lieu of a loan repurchase. At December 31, 2008, there was one outstanding loan repurchase request, which the Company is contesting.

Income from Bank Owned Life Insurance decreased by $580,000 for the year ended December 31, 2008 as compared to the same prior year period. Results for the year ended December 31, 2008 were adversely affected by a $568,000 impairment to certain investment securities held by the BOLI’s underlying investment fund. The Company’s BOLI is held in a separate account insurance product which is invested in a fixed income portfolio designed to track the Lehman Brothers Aggregate Bond Index.

Fees and service charges decreased $836,000 for the year ended December 31, 2008, as compared to the same prior year period. For the year ended December 31, 2007, $1.1 million in reverse mortgage fees were included in fees and service charges. For 2008, this income is included in the net gain on sales of loans. Additionally, income from PMI reinsurance fees decreased $282,000 for the year ended December 31, 2008 as compared to the same prior year period due to reserves for expected claims. These decreases were partly offset by increases in checking account fees.

Operating Expenses

Operating expenses were $47.4 million for the year ended December 31, 2008, as compared to $53.8 million in the same prior year period. The expense reduction is primarily due to the shuttering of Columbia in late 2007 which eliminated most, but not all, of the expenses related to this entity. Also, operating expenses for the year ended December 31, 2007 included an expense of $1.0 million representing a write-off of the previously established goodwill on the acquisition of Columbia. Operating expenses for the year ended December 31, 2008 also benefited from a reduction in retirement plan expense. Operating expenses for the year ended December 31, 2008 include costs relating to the opening of new branches in Freehold, Waretown and Bayville, New Jersey. Additionally, the Company experienced increased charges relating to the inability to sublet vacant Columbia office space, as well as elevated legal fees associated with the shuttering of Columbia. The FDIC has proposed new rules which will increase deposit insurance assessment rates and alter the way it differentiates for risk in the risk-based assessment system. The proposed rule will likely increase the Company’s Federal deposit insurance expense beginning in 2009.

Provision for Income Taxes

Income tax provision was $6.9 million for the year ended December 31, 2008, as compared to a benefit of $140,000 for the same prior year period. The provision for income taxes for the year ended December 31, 2008 benefited from $524,000 in state tax refunds relating to OceanFirst Realty Corp. for the years 2002 through 2006. The benefit for the year ended December 31, 2007 was primarily related to the non-taxable income from Bank Owned Life Insurance and the allowable tax deduction for dividends paid by the ESOP.

For the year ended December 31, 2008 state income tax expense benefited from the utilization of the Bank’s net operating loss carryforward (“NOL”) of $17.2 million. The NOL was created over time as dividend income from the Bank’s subsidiary, OceanFirst Realty Corp., a qualified Real Estate Investment Trust (“REIT”) was excluded from the Bank’s income. The State of New Jersey has since published a regulation to disallow the dividends received deduction for the direct receipt of a dividend from a REIT to its corporate parent. The state regulatory change and the utilization of the Bank’s NOL will likely cause the Company’s effective state tax rate to increase to at least 3.6% (2.34% after Federal benefit) in future periods. The Company’s effective state tax rate for 2008 was 1.2%, before Federal benefit, and excluding the state tax refunds indicated above.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sales of loans, FHLB advances and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At December 31, 2009, the Bank had outstanding overnight borrowings from the FHLB of $87.0 million, an increase from $83.9 million in overnight borrowings at December 31, 2008. The Bank utilizes the overnight line from time-to-time to fund short-term liquidity needs. Securities sold under agreements to repurchase with retail customers increased to $64.6 million at December 31, 2009 from $62.4 million at December 31, 2008. Like deposit flows, this funding source is dependent upon demand from the Bank’s customer base. The Bank also had other borrowings with the FHLB of $246.0 million at December 31, 2009, a decrease from $276.0 million at December 31, 2008.

The Company’s cash needs for the year ended December 31, 2009 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and proceeds from the issuance of common stock. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and to reduce Federal Home Loan Bank borrowings. For the year ended December 31, 2008, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, to reduce Federal Home Loan Bank borrowings and to fund deposit outflows.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination and sale of loans. At December 31, 2009, outstanding commitments to originate loans totaled $57.5 million; outstanding unused lines of credit totaled $207.0 million; and outstanding commitments to sell loans totaled $33.6 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $212.9 million at December 31, 2009. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.

Cash dividends on common stock declared and paid during the year ended December 31, 2009 were $9.4 million, unchanged from the prior year period. On January 20, 2010, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend was payable on February 12, 2010 to common stockholders of record at the close of business on February 1, 2010. The recent dividend declaration was a reduction from the previous quarterly level of twenty cents ($.20) per common share and was reflective of the Company’s desire to preserve capital in light of continued economic uncertainty. Dividends on preferred stock and discount accretion totaled $3.2 million for the year ended December 31, 2009. The amount for the year ended December 31, 2009 includes a $1.1 million non-cash charge relating to the accelerated recognition of unaccreted discount upon redemption of the Company’s outstanding preferred stock.

The primary sources of liquidity specifically available to the Company, are capital distributions from the banking subsidiary, borrowings and issuance of debt and trust preferred securities. Additionally, in November 2009 the Company raised $54.2 million through the issuance of common stock. These proceeds were used to redeem the preferred stock previously issued to the U.S. Treasury under the Capital Purchase Program and to fortify the Company’s capital base. For the year ended December 31, 2009, OceanFirst Financial Corp. also received a $7.2 million dividend payment from OceanFirst Bank. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital restraints imposed by the OTS. Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS has the regulatory authority to require the Bank to maintain tier one core and total risk-based capital ratios that are higher than those required to be “well-capitalized,” which may restrict the Bank’s ability to pay dividends to the Company. If the Company requires dividends from the Bank to meet its liquidity needs, it will file the required notice with the OTS; however, the Company cannot predict whether the OTS will approve the Bank’s request to pay a dividend to OceanFirst Financial Corp. The OTS may object to a proposed dividend, notwithstanding the Bank’s compliance with its capital requirements, if the dividend raises safety and soundness concerns or if the dividend would violate a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank by the OTS. If the OTS objects to the Bank’s request to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2009, OceanFirst Financial Corp. held $31.8 million in cash and $292,000 in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $2.0 million which was not drawn upon at December 31, 2009.

In January 2009, the Company completed the sale of 38,263 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A totaling $38.3 million to the U.S. Department of Treasury under the CPP of the EESA. The preferred stock paid cumulative dividends to the Treasury of 5% a year. In conjunction with the preferred stock issuance, the Treasury also received a ten year warrant to purchase 380,853 shares of common stock at an exercise price of $15.07. The warrant was reduced by one-half, to 190,427 shares of common stock, due to the Company’s completion of a Qualified Equity Offering in November 2009. Upon receipt, OceanFirst Financial Corp. distributed 50% of the funds from the preferred stock offering to the Bank and retained 50% at the Holding Company. On December 30, 2009, the Company redeemed all of the outstanding preferred stock. In February 2010, the Company repurchased the warrant from the Treasury for $431,000.

At December 31, 2009, the Bank exceeded all of its regulatory capital requirements with tangible capital of $183.1 million, or 9.0%, of the Bank’s total adjusted assets, which is above the required level of $30.6 million or 1.5%; core capital of $183.1 million or 9.0% of the Bank’s total adjusted assets, which is above the required level of $81.7 million, or 4.0%; and risk-based capital of $193.3 million, or 14.1% of the Bank’s risk-weighted assets, which is above the required level of $109.6 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

At December 31, 2009, the Company maintained tangible common equity of $183.5 million for a tangible common equity to assets ratio of 9.0%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 13 to the Consolidated Financial Statements. The Bank also has outstanding commitments to sell loans amounting to $33.6 million.

The Bank and Columbia have each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Bank or Columbia to repurchase loans previously sold in the event of an early payment default or a violation of various representations and warranties customary to the mortgage banking industry. In the opinion of management, the potential exposure related to the loan sale agreements is adequately provided for in the reserve for repurchased loans included in other liabilities. At December 31, 2009 and 2008 the reserve for repurchased loans amounted to $819,000 and $1.1 million, respectively.

The following table shows the contractual obligations of the Bank by expected payment period as of December 31, 2009 (in thousands). Further discussion of these commitments is included in Notes 9 and 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$273,500	$135,000	$80,000	$31,000	$27,500
Operating Lease Obligations	25,079	1,537	3,024	2,690	17,828
Purchase Obligations	6,521	3,209	3,312	—	—

	$305,100	$139,746	$86,336	$33,690	$45,328

Long-term debt obligations include borrowings from the Federal Home Loan Bank and other borrowings and have defined terms.

Operating leases represent obligations entered into by the Bank for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist primarily of contractual obligations under data processing servicing agreements. Actual amounts expended vary based on transaction volumes, number of users and other factors.

Impact of New Accounting Pronouncements

In accordance with Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, the Financial Accounting Standards Board (“FASB”) established the ASC as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative.

ASC 810, Consolidation, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly effect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010, and is not expected to have a significant effect on the Company’s consolidated financial statements.

ASC 860, Transfers and Servicing, improves the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. ASC 860 eliminates the concept of a qualifying, special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement is effective January 1, 2010, and is not expected to have a significant effect on the Company’s consolidated financial statements.

These following three ASC’s (ASC 820, ASC 825 and ASC 320) were effective for the period ended June 30, 2009, and did not have a significant effect on the Company’s consolidated financial statements other than additional disclosures.

ASC 820, Fair Value Measurements and Disclosures, provides guidance for estimating fair value in accordance when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.

AS 825, Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.

ASC 320, Investments – Debt and Equity Securities, amends previous other-than-temporary impairment guidance in generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Item 7A.	Quantilative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk (“IRR”)

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from IRR inherent in its lending, investment and deposit-taking activities. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages IRR.

The principal objectives of the Company’s IRR management function are to evaluate the IRR inherent in certain balance sheet accounts; determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives; and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the exposure of its operations to changes in interest rates. The Company monitors its IRR as such risk relates to its operating strategies. The Bank’s Board of Directors has established an Asset Liability Committee (“ALCO”) consisting of members of the Bank’s management, responsible for reviewing the asset liability policies and IRR position. ALCO meets monthly and reports trends and the Company’s IRR position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have an impact on the earnings of the Company.

The Bank utilizes the following strategies to manage IRR: (1) emphasizing the origination for portfolio of fixed-rate mortgage loans generally having terms to maturity of not more than fifteen years, adjustable-rate loans, floating-rate and balloon maturity commercial loans, and consumer loans consisting primarily of home equity loans and lines of credit; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (3) managing the maturities of wholesale borrowings. The Bank may also sell fixed-rate mortgage loans into the secondary market. In determining whether to retain fixed-rate mortgages or to purchase fixed-rate mortgage-backed securities, management considers the Bank’s overall IRR position, the volume of such loans originated or the amount of MBS to be purchased, the loan or MBS yield and the types and amount of funding sources. The Bank periodically retains fixed-rate mortgage loan production or purchases fixed-rate MBS in order to improve yields and increase balance sheet leverage. During periods when fixed-rate mortgage loan production is retained, the Bank generally attempts to extend the maturity on part of its wholesale borrowings. For the past few years, the Bank has sold most 30 year fixed-rate mortgage loan originations in the secondary market. The Company currently does not participate in financial futures contracts, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments, but may do so in the future to manage IRR.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position theoretically would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher-yielding assets. This may result in the yield on the institution’s assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap might experience a repricing of its assets at a slower rate than its interest-bearing liabilities, which, consequently, may result in its net interest income growing at a faster rate than an institution with a positive gap position.

The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2009, the Company’s one-year gap was positive 0.04% as compared to negative 5.72% at December 31, 2008. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 3.0% and 29.0% annually. Mortgage-backed securities were projected to prepay at rates between 9.0% and 18.0% annually. Savings accounts, interest-bearing checking accounts and money market deposit accounts were assumed to decay, or run-off, at 1.5% per month. Prepayment and decay rates can have a significant impact on the Company’s estimated gap.

There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected decay rates for deposits will be realized.

At December 31, 2009	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$10,312	$—	$—	$—	$—	$10,312
Investment securities	55,000	601	—	—	370	55,971
FHLB stock	—	—	—	—	19,434	19,434
Mortgage-backed securities	18,103	40,487	53,178	37,786	63,435	212,989
Loans receivable (2)	286,585	478,187	535,007	212,399	127,062	1,639,240

Total interest-earning assets	370,000	519,275	588,185	250,185	210,301	1,937,946

Interest-bearing liabilities:
Money market deposit accounts	4,404	13,212	35,231	44,039	—	96,886
Savings accounts	11,082	31,572	84,190	105,237	—	232,081
Interest-bearing checking accounts	254,836	51,479	137,277	171,755	—	615,347
Time deposits	128,164	84,693	56,622	19,592	23,093	312,164
FHLB advances	162,000	60,000	80,000	31,000	—	333,000
Securities sold under agreements to repurchase and other borrowings	87,073	—	—	—	5,000	92,073

Total interest-bearing liabilities	647,559	240,956	393,320	371,623	28,093	1,681,551

Interest sensitivity gap (3)	$(277,559)	$278,319	$194,865	$(121,438)	$182,208	$256,395

Cumulative interest sensitivity gap	$(277,559)	$760	$195,625	$74,187	$256,395	$256,395

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(14.32)%	0.04%	10.09%	3.83%	13.23%	13.23%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and decay rates would likely deviate significantly from those assumed in the calculation. Finally, the ability of many borrowers to service their adjustable-rate loans may be impaired in the event of an interest rate increase.

Another method of analyzing an institution’s exposure to IRR is by measuring the change in the institution’s net portfolio value (“NPV”) and net interest income under various interest rate scenarios. NPV is the difference between the net present value of assets, liabilities and off-balance sheet contracts. The NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company’s interest rate sensitivity is monitored by management through the use of an IRR model which measures IRR by modeling the change in NPV and net interest income over a range of interest rate scenarios. The OTS also produces an NPV only analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The results produced by the OTS may vary from the results produced by the Company’s model, primarily due to differences in the assumptions utilized including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Company’s NPV and net interest income projections as of December 31, 2009 and 2008, as calculated by the Company (in thousands). For purposes of this table, the Company used prepayment speeds and deposit decay rates similar to those used in calculating the Company’s gap.

At December 31, 2009, the Company’s NPV in a static rate environment is greater than the NPV at December 31, 2008 primarily due to the issuance of common stock and an increase in the value of core deposits. The reduction of percentage change in NPV in the +200 basis point rate shock is a result of the larger capital base and the positive impact of increased core deposits. The changes in net portfolio value and net interest income are within the limitations established by management and approved by the Board of Directors.

	December 31, 2009					Change in Interest Rates in Basis Points	December 31, 2008
Change in Interest Rates in Basis Points	Net Portfolio Value			Net Interest Income			Net Portfolio Value			Net Interest Income
(Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	(Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change
200	$192,771	(12.6)	9.9%	$68,804	(7.0)%	200	$106,833	(21.5%)	6.0%	$55,909	(8.8)%
100	209,887	(4.8)	10.6	71,779	(3.0)	100	126,459	(7.0)	7.0	59,031	(3.8)
Static	220,452	—	10.9	74,004	—	Static	136,020	—	7.4	61,331	—
(100)	216,497	(1.8)	10.5	70,661	(4.5)	(100)	136,226	0.2	7.2	59,363	(3.2)
(200)	206,585	(6.3)	10.1	65,067	(12.1)	(200)	129,858	(4.5)	6.9	56,937	(7.2)

As is the case with the gap calculation, certain shortcomings are inherent in the methodology used in the NPV and net interest income IRR measurements. The model requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans. Accordingly, although the above measurements do provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Company’s NPV and net interest income and can be expected to differ from actual results.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OceanFirst Financial Corp. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited OceanFirst Financial Corp.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, OceanFirst Financial Corp. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2010

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
Assets
Cash and due from banks	$23,016	$18,475
Investment securities available for sale (encumbered $306 in 2009 and
$32,000 in 2008) (notes 3, 9, 10 and 14)	37,267	34,364
Federal Home Loan Bank of New York stock, at cost (note 9)	19,434	20,910
Mortgage-backed securities available for sale (encumbered $82,382 in 2009 and $40,652 in 2008) (notes 4, 9, 10 and 14)	213,622	40,801
Loans receivable, net (notes 5 and 9)	1,629,284	1,648,378
Mortgage loans held for sale	5,658	3,903
Interest and dividends receivable (note 6)	6,059	6,298
Real estate owned, net	2,613	1,141
Premises and equipment, net (note 7)	22,088	21,336
Servicing asset (note 5)	6,515	7,229
Bank Owned Life Insurance	39,970	39,135
Other assets (note 10)	24,502	15,976

Total assets	$2,030,028	$1,857,946

Liabilities and Stockholders’ Equity
Deposits (note 8)	$1,364,199	$1,274,132
Securities sold under agreements to repurchase with retail customers (note 9)	64,573	62,422
Federal Home Loan Bank advances (note 9)	333,000	359,900
Other borrowings (note 9)	27,500	27,500
Due to brokers	40,684	—
Advances by borrowers for taxes and insurance	7,453	7,581
Other liabilities (notes 10 and 13)	9,083	6,628

Total liabilities	1,846,492	1,738,163

Commitments and contingencies (note 13)
Stockholders’ equity: (notes 2, 10, 11, 12 and 17)
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 and 27,177,372 shares issued and 18,821,956 and 12,364,573 shares outstanding at December 31, 2009 and 2008, respectively	336	272
Additional paid-in capital	260,130	204,298
Retained earnings	163,063	160,267
Accumulated other comprehensive loss	(10,753)	(14,462)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,776)	(5,069)
Treasury stock, 14,744,816 and 14,812,799 shares at December 31, 2009 and 2008, respectively	(224,464)	(225,523)
Common stock acquired by Deferred Compensation Plan	986	981
Deferred Compensation Plan Liability	(986)	(981)

Total stockholders’ equity	183,536	119,783

Total liabilities and stockholders’ equity	$2,030,028	$1,857,946

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Interest income:
Loans	$90,595	$96,660	$105,244
Mortgage-backed securities	3,512	2,210	2,775
Investment securities and other	1,754	4,535	6,945

Total interest income	95,861	103,405	114,964

Interest expense:
Deposits (note 8)	18,032	26,756	36,586
Borrowed funds (note 9)	12,366	18,626	25,454

Total interest expense	30,398	45,382	62,040

Net interest income	65,463	58,023	52,924
Provision for loan losses (note 5)	5,700	1,775	700

Net interest income after provision for loan losses	59,763	56,248	52,224

Other income:
Loan servicing (loss) income (note 5)	(18)	385	468
Fees and service charges	10,506	10,838	11,674
Net gain (loss) on sales of loans and securities available for sale (notes 3, 4 and 13)	3,891	799	(11,048)
Income from Bank Owned Life Insurance	835	705	1,285
Net (loss) gain from other real estate operations	(2)	72	100
Other	377	24	52

Total other income	15,589	12,823	2,531

Operating expenses:
Compensation and employee benefits (notes 11 and 12)	24,014	24,270	28,469
Occupancy (note 13)	5,991	5,487	5,651
Equipment	2,141	1,981	2,202
Marketing	1,767	1,833	1,482
Federal deposit insurance	3,099	1,104	626
Data processing	3,388	3,176	3,454
Legal	1,464	2,114	1,089
Check card processing	1,079	1,058	997
Accounting and audit	689	921	619
Merger related expenses	1,285	—	—
General and administrative	5,627	5,503	8,217
Goodwill impairment	—	—	1,014

Total operating expenses	50,544	47,447	53,820

Income before provision (benefit) for income taxes	24,808	21,624	935
Provision (benefit) for income taxes (note 10)	9,155	6,860	(140)

Net income	15,653	14,764	1,075
Dividends on preferred stock and discount accretion (note 17)	3,170	—	—

Net income available to common stockholders	$12,483	$14,764	$1,075

Basic earnings per share (note 1)	$.98	$1.27	$.09

Diluted earnings per share (note 1)	$.98	$1.26	$.09

Average basic shares outstanding (note 1)	12,737	11,667	11,545

Average diluted shares outstanding (note 1)	12,784	11,758	11,648

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts)

Years Ended December 31, 2009, 2008 and 2007

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2006	$—	$272	$201,936	$164,121	$(470)	$(6,369)	$(227,170)	$1,457	$(1,457)	$132,320

Comprehensive loss:
Net income	—	—	—	1,075	—	—	—	—	—	1,075
Other comprehensive loss:
Unrealized holding loss on securities (net of tax benefit $1,404)	—	—	—	—	(2,741)	—	—	—	—	(2,741)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,666)

Stock awards	—	—	414	—	—	—	—	—	—	414
Treasury stock allocated to restricted stock plan	—	—	(295)	(3)	—	—	298	—	—	—
Tax benefit of stock plans	—	—	337	—	—	—	—	—	—	337
Purchase 49,701 shares of common stock	—	—	—	—	—	—	(1,112)	—	—	(1,112)
Allocation of ESOP stock	—	—	—	—	—	1,009	—	—	—	1,009
ESOP adjustment	—	—	1,140	—	—	—	—	—	—	1,140
Cash dividend - $0.80 per share	—	—	—	(9,262)	—	—	—	—	—	(9,262)
Exercise of stock options	—	—	—	(1,002)	—	—	2,128	—	—	1,126
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(150)	150	—

Balance at December 31, 2007	—	272	203,532	154,929	(3,211)	(5,360)	(225,856)	1,307	(1,307)	124,306

Comprehensive income:
Net income	—	—	—	14,764	—	—	—	—	—	14,764
Other comprehensive income
Unrealized holding loss on securities (net of tax benefit $7,232)	—	—	—	—	(11,810)	—	—	—	—	(11,810)
Reclassification adjustment for losses included in net income (net of tax benefit $343)	—	—	—	—	559	—	—	—	—	559

Total comprehensive income										3,513

Stock awards	—	—	581	—	—	—	—	—	—	581
Treasury stock allocated to restricted stock plan	—	—	(172)	(24)	—	—	196	—	—	—
Tax benefit of stock plans	—	—	51	—	—	—	—	—	—	51
Allocation of ESOP stock	—	—	—	—	—	291	—	—	—	291
ESOP adjustment	—	—	306	—	—	—	—	—	—	306
Cash dividend - $0.80 per share	—	—	—	(9,366)	—	—	—	—	—	(9,366)
Exercise of stock options	—	—	—	(36)	—	—	137	—	—	101
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(326)	326	—

Balance at December 31, 2008	—	272	204,298	160,267	(14,462)	(5,069)	(225,523)	981	(981)	119,783

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Comprehensive income:
Net income	—	—	—	15,653	—	—	—	—	—	15,653
Other comprehensive income
Unrealized gain on securities (net of tax expense $1,300)	—	—	—	—	3,709	—	—	—	—	3,709

Total comprehensive income										19,362

Proceeds from issuance of preferred stock and warrants	36,921	—	1,342	—	—	—	—	—	—	38,263
Redemption of preferred stock	(38,263)	—	—	—	—	—	—	—	—	(38,263)
Proceeds from common stock offering	—	64	54,184	—	—	—	—	—	—	54,248
Accretion of discount on preferred stock and redemption charge	1,342	—	—	(1,342)	—	—	—	—	—	—
Treasury stock allocated to restricted stock Plan	—	—	(694)	(221)	—	—	915	—	—	—
Stock awards	—	—	734	—	—	—	—	—	—	734
Tax benefit of stock plans	—	—	150	—	—	—	—	—	—	150
Allocation of ESOP stock	—	—	—	—	—	293	—	—	—	293
ESOP adjustment	—	—	116	—	—	—	—	—	—	116
Cash dividend - $0.80 per share	—	—	—	(9,417)	—	—	—	—	—	(9,417)
Cash dividend on preferred stock	—	—	—	(1,828)	—	—	—	—	—	(1,828)
Exercise of stock options	—	—	—	(49)	—	—	144	—	—	95
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	5	(5)	—

Balance at December 31, 2009	$—	$336	$260,130	$163,063	$(10,753)	$(4,776)	$(224,464)	$986	$(986)	$183,536

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$15,653	$14,764	$1,075

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,985	1,752	1,910
Amortization of ESOP	293	291	1,009
ESOP adjustment	116	306	1,140
Stock awards	734	581	414
Amortization of servicing asset	2,374	2,095	2,190
Amortization and impairment of intangible assets	—	—	1,114
Net premium amortization in excess of discount accretion on securities	578	24	93
Net premium amortization of deferred fees and discounts on loans	933	982	968
Provision for loan losses	5,700	1,775	700
Lower of cost or market write-down on loans held for sale	—	—	9,441
(Recovery) provision for repurchased loans	(245)	(248)	3,460
Deferred tax (benefit) expense	(1,955)	4,389	1,088
Net loss (gain) from sale of premises and equipment	6	(5)	21
Net gain on sales of real estate owned	(166)	(149)	(62)
Net gain on sales of loans and securities available for sale	(3,646)	(551)	(1,853)
Loans repurchased	—	—	(1,012)
Proceeds from sales of mortgage loans held for sale	235,000	103,091	378,847
Mortgage loans originated for sale	(234,765)	(99,853)	(319,821)
Increase in value of Bank Owned Life Insurance	(835)	(705)	(1,285)
Decrease in interest and dividends receivable	239	617	1,168
Increase in other assets	(7,871)	(2,823)	(619)
Increase (decrease) in other liabilities	2,700	(1,625)	(14,919)

Total adjustments	1,175	9,944	63,992

Net cash provided by operating activities	16,828	24,708	65,067

Cash flows from investing activities:
Net decrease in loans receivable	10,085	23,274	28,079
Loans repurchased	—	(968)	(14,483)
Proceeds from sales of loans repurchased	—	—	8,666
Proceeds from sales of investment securities available for sale	1,822	3,122	—
Purchase of investment securities available for sale	(300)	(1,087)	(681)
Purchase of mortgage-backed securities available for sale	(156,665)	—	—
Proceeds from maturities or calls of investment securities available for sale	150	2,065	20,780
Principal payments on mortgage-backed securities available for sale	24,380	13,431	14,653
Decrease in Federal Home Loan Bank of New York stock	1,476	2,031	2,405
Net proceeds from sale and acquisition of real estate owned	1,070	917	753
Proceeds from sale of premises and equipment	—	5	—
Purchases of premises and equipment	(2,743)	(5,206)	(1,617)

Net cash (used in) provided by investing activities	(120,725)	37,584	58,555

Cash flows from financing activities:
Increase (decrease) in deposits	90,067	(9,658)	(88,538)
Increase in short-term borrowings	5,251	18,515	34,325
Proceeds from Federal Home Loan Bank advances	78,000	57,000	20,000
Repayments of Federal Home Loan Bank advances	(108,000)	(116,000)	(95,000)
Repayments of securities sold under agreements to repurchase	—	(12,000)	—
Proceeds from other borrowings	—	—	10,000
Decrease in advances by borrowers for taxes and insurance	(128)	(7)	(155)
Tax benefit of stock plans	150	51	337
Exercise of stock options	95	101	1,126
Dividends paid – common stock	(9,417)	(9,366)	(9,262)
Dividends paid – preferred stock	(1,828)	—	—
Proceeds from issuance of preferred stock and warrants	38,263	—	—
Redemption of preferred stock	(38,263)	—	—
Proceeds from common stock issuance	54,248	—	—
Purchase of treasury stock	—	—	(1,112)

Net cash provided by (used in) financing activities	108,438	(71,364)	(128,279)

Net increase (decrease) in cash and due from banks	4,541	(9,072)	(4,657)
Cash and due from banks at beginning of year	18,475	27,547	32,204

Cash and due from banks at end of year	$23,016	$18,475	$27,547

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$30,923	$45,911	$62,486
Income taxes	9,869	5,029	227
Noncash investing activities:
Transfer of loans held-for-sale to loans held-for-investment	—	—	9,405
Transfer of securities sold under agreements to repurchase to advances	—	—	22,000
Transfer of loans receivable to real estate owned	2,376	1,471	841

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC (“Columbia”), OceanFirst REIT Holdings, Inc, and its wholly-owned subsidiary OceanFirst Realty Corp. and OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

Exit Activities

During 2007, the Bank exited the mortgage banking business operated by Columbia. All loan origination activity was ceased, although the Bank retained Columbia’s loan servicing portfolio. The exit was due to the significant operating losses incurred by Columbia in the fourth quarter of 2006 and the first quarter of 2007 and was completed prior to the end of 2007. Occupancy expenses for the years ended December 31, 2009, 2008 and 2007 include $593,000, $659,000 and $760,000 for lease termination costs related to the exit activities in accordance with Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Business

The Bank provides a range of community banking services to customers through a network of branches in Ocean, Monmouth and Middlesex counties in New Jersey. The Bank is subject to competition from other financial institutions; it is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the accompanying consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the reserve for repurchased loans, the valuation of mortgage servicing rights and the evaluation of securities for other-than-temporary impairment. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. The economic downturn, decline in consumer spending and declining real estate values have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Equivalents

Cash equivalents consist of interest-bearing deposits in other financial institutions and loans of Federal funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Notes to Consolidated Financial Statements—(Continued)

Investment and Mortgage-Backed Securities

The Company classifies all investment and mortgage-backed securities as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of comprehensive income. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Most of the Company’s investment and mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities. Gains or losses on the sale of such securities are included in other income using the specific identification method. Securities are evaluated for other-than-temporary impairment on a quarterly basis.

Other-Than-Temporary Impairments on Available for Sale Securities

One of the significant estimates related to available for sale securities is the evaluation of investments for other-than-temporary impairments. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period.

On a quarterly basis the Company evaluates the securities portfolio for other-than-temporary impairment. Securities that are in an unrealized loss position are reviewed to determine if an other-than-temporary impairment is present based on certain quantitative factors. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. At December 31, 2009, the Company concluded that unrealized losses on available for sale securities were only temporarily impaired.

Loans Receivable

Loans receivable, other than loans held for sale, are stated at unpaid principal balance, plus unamortized premiums less unearned discounts, net of deferred loan origination and commitment fees and costs, and the allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the specifically identified loans, adjusted for actual prepayments. A loan is considered past due when a payment has not been received in accordance with the contractual terms. Loans which are more than 90 days past due, including impaired loans, and other loans in the process of foreclosure are placed on non-accrual status. Interest income previously accrued on these loans, but not yet received, is reversed in the current period. Any interest subsequently collected is credited to income in the period of recovery only after the full principal balance has been brought current. A loan is returned to accrual status when all amounts due have been received and the remaining principal balance is deemed collectible.

Notes to Consolidated Financial Statements—(Continued)

A loan is considered impaired when it is deemed probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio, except when they are modified in a trouble debt restructuring.

Mortgage Loans Held for Sale

The Company regularly sells part of its mortgage loan originations in order to manage interest rate risk and liquidity. The Bank has generally sold fixed-rate mortgage loans with final maturities in excess of 15 years and, occasionally adjustable-rate loans. Columbia sold virtually all loan production except that the Bank may have purchased adjustable-rate and fixed-rate mortgage loans originated by Columbia for inclusion in its held for investment loan portfolio. The Bank had generally purchased from Columbia adjustable-rate loans with prime credit quality.

In determining whether to retain mortgages, management considers the Company’s overall interest rate risk position, the volume of such loans, the loan yield and the types and amount of funding sources. The Company may also retain mortgage loan production in order to improve yields and increase balance sheet leverage.

During 2007, the Company executed a bulk sale of loans held for sale which also included repurchased loans classified as held for investment. The repurchased loans were sold because the Company intended to reduce its overall exposure to subprime loans. Of the loans held for investment portfolio, only those loans previously repurchased were included in the bulk sale.

Mortgage loans held for sale are carried at the lower of unpaid principal balance, net, or market value on an aggregate basis. Estimated market value is determined based on bid quotations from securities dealers.

Allowance for Loan Losses

The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. Loans are charged-off when management believes such loans are uncollectible.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Reserve for Repurchased Loans

The reserve for repurchased loans relates to potential losses on loans sold which may have to be repurchased due to a violation of representations and warranties. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. The reserve represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the period of repurchase risk. The reserve for repurchased loans is included in other liabilities on the Company’s consolidated statement of financial condition.

Notes to Consolidated Financial Statements—(Continued)

Mortgage Servicing Rights, or MSR

The Company recognizes as a separate asset the rights to service mortgage loans, whether those rights are acquired through purchase or loan origination activities. MSR are amortized in proportion to and over the estimated period of net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates. Impairment of the MSR is assessed on the fair value of those rights with any impairment recognized as a component of loan servicing fee income.

Real Estate Owned

Real estate owned is carried at the lower of cost or fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned are recorded as incurred.

Premises and Equipment

Land is carried at cost and premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or leases. Depreciable lives are as follows: computer equipment: 3 years; furniture, fixtures and other electronic equipment: 5 years; building improvements: 10 years; and buildings: 30 years. Repair and maintenance items are expensed and improvements are capitalized. Gains and losses on dispositions are reflected in current operations.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Any interest and penalties on taxes payable are included as part of the provision for income taxes.

Impact of New Accounting Pronouncements

In accordance with Accounting Standards Certification (“ASC”) 105, Generally Accepted Accounting Principles, the Financial Accounting Standards Board (“FASB”) established the ASC as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative.

ASC 810, Consolidation, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly effect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010, and is not expected to have a significant effect on the Company’s consolidated financial statements.

ASC 860, Transfers and Servicing, improves the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. ASC 860 eliminates the concept of a qualifying, special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement is effective January 1, 2010, and is not expected to have a significant effect on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

These following three ASC’s (ASC 820, ASC 825 and ASC 320) were effective for the period ended June 30, 2009, and did not have a significant effect on the Company’s consolidated financial statements other than additional disclosures.

ASC 820, Fair Value Measurements and Disclosures, provides guidance for estimating fair value in accordance when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.

AS 825, Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.

ASC 320, Investments – Debt and Equity Securities, amends previous other-than-temporary impairment guidance in generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

Stock-based Compensation

The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $481,000, $445,000 and $308,000 of expense for stock option grants for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the Company had $1.0 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 2.1 years.

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2009	2008	2007
Risk-free interest rate	3.08%	3.71%	4.63%
Expected option life	7 years	7 years	7 years
Expected volatility	25%	22%	21%
Expected dividend yield	4.99%	4.88%	3.60%
Weighted average fair value of an option share granted during the year	$1.84	$2.39	$4.15
Intrinsic value of options exercised during the year (in thousands)	7	30	1,230

The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly in equity, such as unrealized gains or losses on securities available for sale.

Intangible Assets

Goodwill is presumed to have an indefinite life, but is tested, at least annually for impairment. The Company determined that there was an impairment to goodwill of $1.0 million in 2007 based on the significant operating losses incurred by Columbia and the resultant negative equity. The impairment charge is included in operating expenses in the consolidated statements of income. The Company’s intangible assets, primarily core deposit intangibles, were amortized on a straight line basis over a period of ten years through December 31, 2007. The Company had no intangible assets remaining at December 31, 2007.

Notes to Consolidated Financial Statements—(Continued)

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is accounted for using the cash surrender value method and is recorded at its realizable value. The Company’s BOLI is invested in a separate account insurance product which is invested in a fixed income portfolio. The separate account includes stable value protection which maintains realizable value at book value with investment gains and losses amortized over future periods. The change in the net asset value is included in other non-interest income.

Segment Reporting

As a community-oriented financial institution, substantially all of the Bank’s operations involve the delivery of loan and deposit products to customers. The Bank makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the only operating segment for financial reporting purposes.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding plus potential common stock, utilizing the treasury stock method. All share amounts exclude unallocated shares of stock held by the Employee Stock Ownership Plan (“ESOP”) and the Incentive Plan.

The following reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Weighted average shares outstanding	13,406	12,360	12,324
Less: Unallocated ESOP shares	(584)	(618)	(695)
Unallocated Incentive award shares and shares held by deferred compensation plan	(85)	(75)	(84)

Average basic shares outstanding	12,737	11,667	11,545
Add: Effect of dilutive securities:
Stock options	—	42	39
Incentive Awards and shares held by deferred compensation plan	47	49	64

Average diluted shares outstanding	12,784	11,758	11,648

For the years ended December 31, 2009, 2008 and 2007, 1,626,000, 1,325,000 and 1,297,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

(2) Regulatory Matters

Office of Thrift Supervision (“OTS”) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2009, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Core capital to total adjusted assets of 4.0%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally an institution is considered well capitalized if it has a Tier 1 ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2009 and 2008, the Bank was considered well-capitalized.

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution (in thousands).

	Actual		For capital adequacy Purposes		To be well capitalized under prompt corrective action
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$183,108	9.0%	$30,626	1.5%	$—	—%
Core capital	183,108	9.0	81,670	4.0	102,087	5.0
Tier 1 risk-based capital	183,108	13.4	54,779	4.0	82,168	6.0
Risk-based capital	193,338	14.1	109,557	8.0	136,947	10.0

As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$152,445	8.1%	$28,219	1.5%	$—	—%
Core capital	152,445	8.1	75,251	4.0	94,064	5.0
Tier 1 risk-based capital	152,445	11.8	51,529	4.0	77,294	6.0
Risk-based capital	162,868	12.6	103,058	8.0	128,823	10.0

OTS regulations impose limitations upon all capital distributions by savings institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares. The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

(3) Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U. S. agency obligations	$301	$5	$—	$306
State and municipal obligations	300	—	—	300
Corporate debt securities	55,000	—	(18,631)	36,369
Equity investments	370	—	(78)	292

	$55,971	$5	$(18,709)	$37,267

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U. S. agency obligations	$302	$12	$—	$314
State and municipal obligations	150	—	—	150
Corporate debt securities	55,000	—	(23,314)	31,686
Equity investments	2,196	25	(7)	2,214

	$57,648	$37	$(23,321)	$34,364

Gains realized during 2009, 2008 and 2007 on the sale of investment securities available for sale totaled $-0-, $239,000, and $-0-, respectively. Realized losses during 2009 and 2008 on the sale of investment securities totaled $4,000 and $1,141,000, respectively. There were no losses realized during 2007.

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at December 31, 2009 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2009, investment securities available for sale with an amortized cost and estimated market value of $55,000,000 and $36,369,000, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
Less than one year	$601	$606
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	55,000	36,369

	$55,601	$36,975

The estimated market value (carrying amount) of investment securities pledged as required security for deposits and for other purposes required by law amounted to $306,000 and $314,000 at December 31, 2009 and 2008, respectively. Additionally, the estimated market value (carrying amount) of investment securities pledged as collateral for reverse repurchase agreements amounted to $-0- and $31,686,000 at December 31, 2009 and 2008, respectively.

The estimated market value and unrealized loss for investment securities available for sale at December 31, 2009 and 2008, segregated by the duration of the unrealized loss are as follows (in thousands):

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
Corporate debt securities	$—	$—	$36,369	$(18,631)	$36,369	$(18,631)
Equity investments	292	(78)	—	—	292	(78)

	$292	$(78)	$36,369	$(18,631)	$36,661	$(18,709)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
Corporate debt securities	$—	$—	$31,686	$(23,314)	$31,686	$(23,314)
Equity investments	1,819	(7)	—	—	1,819	(7)

	$1,819	$(7)	$31,686	$(23,314)	$33,505	$(23,321)

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$10,306	Baa3/BB
Chase Capital	10,000	7,126	A1/BBB+
Wells Fargo Capital	5,000	3,093	Baa1/Not Rated
Huntington Capital	5,000	2,061	Baa3/B
Keycorp Capital	5,000	3,485	Baa2/BB
PNC Capital	5,000	3,110	Baa1/BBB
State Street Capital	5,000	4,081	A2/BBB+
SunTrust Capital	5,000	3,107	Not Rated/BB+

	$55,000	$36,369

At December 31, 2009, the market value of each corporate debt security was below cost. The portfolio consisted of eleven $5.0 million issues spread between eight issuers due to consolidation. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A1 to a low of B as rated by one of the internationally-recognized credit rating services. These floating rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating rate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at December 31, 2009. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. Although credit ratings declined over the course of the year, the estimated market value for each security not rated investment grade improved over the prior year. Additionally, the Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

Capital markets in general and the market for these corporate securities in particular have been disrupted since the second half of 2007. In its analysis, the Company considered that the severity and duration of unrecognized losses was at least partly due to the illiquidity caused by market disruptions. Steps taken by the U.S. Treasury, the Federal Reserve Bank, the Federal Deposit Insurance Corporation and foreign central banks, among others, have been a positive force in restoring liquidity and confidence in the capital markets. The ability of each of these issuers to raise capital during 2009 was a testament to the effectiveness of these actions.

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities, the capital position of the issuers, the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$12,423	$442	$—	$12,865
FNMA	199,381	1,517	(1,485)	199,413
GNMA	1,185	159	—	1,344

	$212,989	$2,118	$(1,485)	$213,622

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$9,593	$114	$(20)	$9,687
FNMA	29,597	171	(139)	29,629
GNMA	1,407	78	—	1,485

	$40,597	$363	$(159)	$40,801

There were no gains realized on the sale of mortgage-backed securities available for sale during 2009, 2008 or 2007. There were no losses realized on the sale of mortgage-backed securities available for sale during 2009, 2008 or 2007.

The contractual maturities of mortgage-backed securities available for sale generally exceed 15 years at purchase; however, the effective lives are expected to be shorter due to principal prepayments.

The estimated market value (carrying amount) of mortgage-backed securities pledged as required security for deposits and for other purposes required by law amounted to $4,230,000 and $10,573,000 at December 31, 2009 and 2008, respectively. The estimated market value (carrying amount) of mortgage-backed securities pledged as collateral for reverse repurchase agreements amounted to $78,152,000 and $30,079,000 at December 31, 2009 and 2008, respectively.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at December 31, 2009 and 2008, segregated by the duration of the unrealized loss are as follows (in thousands):

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Estimated Unrealized Losses	Market Value	Unrealized Losses
FNMA	$95,655	$(1,485)	$—	$—	$95,655	$(1,485)

	$95,655	$(1,485)	$—	$—	$95,655	$(1,485)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Estimated Unrealized Losses	Market Value	Unrealized Losses
FHLMC	$1,105	$(10)	$455	$(10)	$1,560	$(20)
FNMA	5,133	(68)	5,894	(71)	11,027	(139)

	$6,238	$(78)	$6,349	$(81)	$12,587	$(159)

Notes to Consolidated Financial Statements—(Continued)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell the securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on available for sale securities were only temporarily impaired at December 31, 2009.

(5) Loans Receivable, Net

A summary of loans receivable at December 31, 2009 and 2008 follows (in thousands):

	December 31,
	2009	2008
Real estate mortgage:
One-to-four family	$942,573	$1,029,324
Commercial real estate, multi-family and land	396,883	329,844
FHA insured & VA guaranteed	6,505	6,148
Residential construction	9,241	10,561

	1,355,202	1,375,877
Consumer	217,290	222,797
Commercial	70,214	59,760

Total loans	1,642,706	1,658,434

Loans in process	(3,466)	(3,586)
Deferred origination costs, net	4,767	5,195
Allowance for loan losses	(14,723)	(11,665)

	(13,422)	(10,056)

	$1,629,284	$1,648,378

At December 31, 2009, 2008 and 2007 loans in the amount of $28,320,000, $16,043,000 and $8,741,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income. Included in the non-accrual loan total at December 31, 2009 was $1,592,000 of Troubled Debt Restructurings (“TDR”). There were no non-accrual TDRs at December 31, 2008 and 2007. At December 31, 2009 the impaired loan portfolio consisted of six commercial real estate loans and one commercial loan totaling $4,991,000 for which there was a specific allocation in the allowance for loan losses of $582,000. At December 31, 2008, the impaired loan portfolio consisted of seven commercial real estate loans and one commercial loan totaling $5,278,000 for which there was a specific allocation in the allowance for loan losses of $19,000. The average balance of impaired loans for the years ended December 31, 2009, 2008 and 2007 was $5,789,000, $3,781,000 and $2,608,000, respectively. If interest income on nonaccrual loans and impaired loans had been current in accordance with their original terms, approximately $1,441,000, $913,000 and $210,000 of interest income for the years ended December 31, 2009, 2008 and 2007, respectively, would have been recorded. At December 31, 2009, there were no commitments to lend additional funds to borrowers whose loans are classified as nonperforming.

Notes to Consolidated Financial Statements—(Continued)

An analysis of the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$11,665	$10,468	$10,238
Provision charged to operations	5,700	1,775	700
Charge-offs	(2,688)	(884)	(477)
Recoveries	46	306	7

Balance at end of year	$14,723	$11,665	$10,468

An analysis of the servicing asset for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$7,229	$8,940	$9,787
Capitalized mortgage servicing rights	1,660	384	1,343
Amortization and impairment charges	(2,374)	(2,095)	(2,190)

Balance at end of year	$6,515	$7,229	$8,940

Loans serviced for others amounted to $952,871,000 and $977,410,000 at December 31, 2009 and 2008, respectively, all of which relate to residential loans. At December 31, 2009, the servicing asset had an estimated fair value of $9,044,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.6%, a weighted average constant prepayment rate on mortgages of 12.0% and a weighted average life of 7.3 years. At December 31, 2008, the servicing asset had an estimated fair value of $7,777,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.7%, a weighted average constant prepayment rate on mortgages of 14.9% and a weighted average life of 6.1 years. As of December 31, 2009, estimated future servicing amortization through 2014 based on the prepayment assumptions utilized in the December 31, 2009 valuation, is as follows: $1,758,000 for 2010, $1,462,000 for 2011, $1,089,000 for 2012, $799,000 for 2013 and $558,000 for 2014. Actual results will vary depending upon the level of repayments on the loans currently serviced.

The Bank’s mortgage loans are used to secure FHLB advances.

(6) Interest and Dividends Receivable

A summary of interest and dividends receivable at December 31, 2009 and 2008 follows (in thousands):

	December 31,
	2009	2008
Loans	$5,400	$5,773
Investment securities	55	349
Mortgage-backed securities	604	176

	$6,059	$6,298

Notes to Consolidated Financial Statements—(Continued)

(7) Premises and Equipment, Net

Premises and equipment at December 31, 2009 and 2008 are summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$3,943	$3,195
Buildings and improvements	23,132	23,205
Leasehold improvements	2,226	2,060
Furniture and equipment	16,780	15,069
Automobiles	342	315
Construction in progress	173	61

Total	46,596	43,905
Accumulated depreciation and amortization	(24,508)	(22,569)

	$22,088	$21,336

(8) Deposits

Deposits, including accrued interest payable of $39,000 and $100,000 at December 31, 2009 and 2008, respectively, are summarized as follows (in thousands):

	December 31,
	2009		2008
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$107,721	—%	$97,278	—%
Interest-bearing checking accounts	615,347.93		517,334	1.58
Money market deposit accounts	96,886.58		84,928.89
Savings accounts	232,081.82		207,224.86
Time deposits	312,164	1.99	367,368	2.89

	$1,364,199	1.06%	$1,274,132	1.67%

Included in time deposits at December 31, 2009 and 2008, respectively, is $66,564,000 and $75,608,000 in deposits of $100,000 and over.

Time deposits at December 31, 2009 mature as follows (in thousands):

Year Ended December 31,
2010	$212,857
2011	28,340
2012	28,282
2013	10,293
2014	9,299
Thereafter	23,093

$312,164

Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Interest-bearing checking accounts	$7,057	$9,688	$11,343
Money market deposit accounts	678	1,091	1,577
Savings accounts	1,974	2,014	1,941
Time deposits	8,323	13,963	21,725

	$18,032	$26,756	$36,586

Notes to Consolidated Financial Statements—(Continued)

(9) Borrowed Funds

Borrowed funds are summarized as follows (in thousands):

	December 31,
	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Home Loan Bank advances	$333,000	2.68%	$359,900	3.73%
Securities sold under agreements to repurchase	64,573.73		62,422	1.17
Other borrowings	27,500	2.80	27,500	4.79

	$425,073	2.39%	$449,822	3.44%

Information concerning Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2009	2008	2009	2008
Average balance	$263,896	$344,302	$68,272	$69,664
Maximum amount outstanding at any month end	333,000	401,900	77,246	78,743
Average interest rate for the year	4.11%	4.64%	0.86%	1.74%
Amortized cost of collateral:
Corporate securities	—	—	$—	$55,000
Mortgage-backed securities	—	—	76,827	29,962
Estimated market value of collateral:
Corporate securities	—	—	—	31,686
Mortgage-backed securities	—	—	78,152	30,079

The securities collateralizing the reverse repurchase agreements are delivered to the lender with whom each transaction is executed or to a third party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the reverse repurchase agreements. (See notes 3 and 4.)

FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2009 as follows (in thousands):

Year Ended December 31,	FHLB Advances	Reverse Repurchase Agreements
2010	$222,000	$64,573
2011	54,000	—
2012	26,000	—
2013	26,000	—
2014	5,000	—

	$333,000	$64,573

Amount callable by lender prior to the maturity date	—	—

During 2007, the Company issued $10 million of trust preferred securities which carry a floating rate of 175 basis points over 3 month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date of September 1, 2037. During 2006, the Company issued $12,500,000 of trust preferred securities. The trust preferred securities carry a floating rate of 166 basis points over 3 month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date in 2036. On August 4, 2005, the Company issued $5,000,000 of subordinated debt at a fixed interest rate of 6.35%. Accrued interest is due quarterly with principal due at the maturity date of November 23, 2015.

Notes to Consolidated Financial Statements—(Continued)

Interest expense on borrowings for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal Home Loan Bank advances	$10,772	$15,873	$20,334
Securities sold under agreements to repurchase	589	1,209	3,393
Other borrowings	1,005	1,544	1,727

	$12,366	$18,626	$25,454

The Bank has an overnight line of credit with the FHLB for $100,000,000 which expires August 9, 2010. The Bank also has available from the FHLB, a one-month overnight repricing line of credit for $100,000,000 which expires August 9, 2010. The Bank expects both lines to be renewed upon expiration. When utilized, both lines carry a floating interest rate of 10-20 basis points over the current Federal funds rate. All FHLB advances, including the lines of credit, are secured by the Bank’s mortgage loans, mortgage-backed securities and FHLB stock. As a member of the FHLB of New York, the Company is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

(10) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$9,636	$2,884	$704
State	1,474	(413)	29

Total current	11,110	2,471	733

Deferred:
Federal	(1,780)	4,120	(873)
State	(175)	269	—

Total deferred	(1,955)	4,389	(873)

	$9,155	$6,860	$(140)

Included in other comprehensive income (loss) is income tax expense (benefit) attributable to net unrealized gains (losses) on securities available for sale in the amount of $1,300,000, $(6,889,000) and $(1,404,000) for the years ended December 31, 2009, 2008 and 2007, respectively. Included in stockholders’ equity is income tax benefit attributable to stock plans in the amount of $150,000, $51,000 and $337,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income before provision (benefit) for income taxes	$24,808	$21,624	$935
Applicable statutory Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$8,683	$7,568	$327
Increase (decrease) in Federal income tax expense resulting from:
ESOP adjustment	41	107	399
ESOP dividends	(374)	(380)	(403)
Earnings on life insurance	(292)	(247)	(450)
State income taxes net of Federal benefit	844	(94)	19
Other items, net	253	(94)	(32)

	$9,155	$6,860	$(140)

Included in other assets at December 31, 2009 and 2008 is a net deferred tax asset of $12,212,000 and $11,585,000, respectively. In addition, at December 31, 2009 and 2008 the Company recorded a current tax receivable of $557,000 and $2,516,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented in the following table (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan and real estate owned losses per books	$6,340	$4,765
Reserve for repurchased loans	335	467
Valuation allowances for repurchased loans	218	339
Reserve for uncollected interest	729	392
Deferred compensation	718	994
Other reserves	40	40
Stock plans	710	456
Unrealized loss on securities available for sale	7,318	9,428
Intangible assets	307	373
Lease termination costs	393	356
Real estate owned	29	208
State alternative minimum tax	1,160	1,160

Total gross deferred tax assets	18,297	18,978
Less valuation allowance	(854)	(1,546)

Deferred tax assets, net	17,443	17,432

Deferred tax liabilities:
Excess servicing on sale of mortgage loans	(441)	(816)
Investments, discount accretion	(433)	(433)
Deferred loan and commitment costs, net	(1,986)	(2,186)
ESOP	(83)	(147)
Premises and equipment, differences in depreciation	(684)	(463)
Undistributed REIT income	(1,604)	(1,802)

Total deferred tax liabilities	(5,231)	(5,847)

Net deferred tax assets	$12,212	$11,585

Notes to Consolidated Financial Statements—(Continued)

The Company has determined that a valuation allowance should be established for state deferred tax assets other than the alternative minimum tax as it was considered more likely than not that the Bank, based on anticipated changes to its corporate structure, would not have sufficient earnings to realize the benefit. The Company has determined that it is not required to establish a valuation reserve for the remaining net deferred tax asset since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

Retained earnings at December 31, 2009 includes approximately $10,750,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2009 the Company had an unrecognized deferred tax liability of $3,763,000 with respect to this reserve.

A reconciliation of the amount of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 follows (in thousands). The unrecognized tax benefits for the years ended December 31, 2008 and 2007 would affect the effective income tax rate if recognized.

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$—	$338	$—
State tax benefits (settled) originated	—	(338)	338

Balance at end of year	$—	$—	$338

The tax years that remain subject to examination by the Federal government include the year ended December 31, 2006 and forward. The tax years that remain subject to examination by the State of New Jersey include the years ended December 31, 2005 and forward.

(11) Employee Stock Ownership Plan

As part of the Conversion, the Bank established an Employee Stock Ownership Plan and in 2006 the Bank established a Matching Contribution Employee Stock Ownership Plan (collectively the “ESOP”) to provide retirement benefits for eligible employees. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1,000 hours. During 2007, ESOP shares were first allocated to employees who also participate in the Bank’s Retirement (401K) Plan in an amount equal to 50% of the first 6% of the employees contribution. This feature was eliminated in 2008. During 2007, 22,555 shares were either released or committed to be released under this formula. The remaining ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely if service was terminated due to death, retirement, disability, or change in control of the Company except that shares allocated based on participation in the 401K Plan vest on a graduated basis over years two through six. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death.

The ESOP originally borrowed $13,421,000 from the Company to purchase 2,013,137 shares of common stock issued in the conversion. On May 12, 1998, the initial loan agreement was amended to allow the ESOP to borrow an additional $8,200,000 in order to fund the purchase of 633,750 shares of common stock. At the same time the term of the loan was extended from the initial twelve years to thirty years. As part of the establishment of the Matching Contribution Employee Stock Ownership Plan the term of the loan was reduced by one year and now expires in 2026. The amended loan is to be repaid from contributions by the Bank to the ESOP trust. The Bank is required to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a fixed interest rate of 8.25%.

Notes to Consolidated Financial Statements—(Continued)

The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2009 and 2008 contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $522,000 and $521,000, respectively. During 2009 and 2008, $486,000 and $527,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2009 and 2008, the loan had an outstanding balance of $4,547,000 and $4,683,000, respectively, and the ESOP had unallocated shares of 566,365 and 601,016, respectively. At December 31, 2009, the unallocated shares had a fair value of $6,394,000. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.

For the years ended December 31, 2009, 2008 and 2007, the Bank recorded compensation expense related to the ESOP of $409,000, $597,000 and $2,149,000, respectively, including $116,000, $306,000 and $1,140,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2009, 2,045,871 shares had been allocated to participants and 34,652 shares were committed to be released.

(12) Incentive Plan

The Company has established the Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (the “Incentive Plan”) which authorizes the granting of stock options and awards of Common Stock and the OceanFirst Financial Corp. 2000 Stock Option Plan which authorizes the granting of stock options. On April 24, 2003 the Company’s shareholders ratified an amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan which increased the number of shares available under option. On April 20, 2006 the OceanFirst Financial Corp. 2006 Stock Incentive Plan was approved which authorizes the granting of stock options or awards of common stock. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors (“Outside Directors”) with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders’ and reward employees for outstanding performance. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.

Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to option of which 676,689 shares remain to be issued at December 31, 2009. In lieu of options, up to 333,333 shares in the form of stock awards may be issued. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.

A summary of option activity for the years ended December 31, 2009, 2008 and 2007 follows:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,557,112	$20.55	1,385,203	$21.10	1,495,859	$20.24
Granted	97,879	12.28	217,644	16.87	205,985	21.61
Exercised	(7,863)	12.01	(8,410)	14.02	(127,416)	10.57
Forfeited and expired	(10,242)	19.61	(37,325)	21.78	(189,225)	21.87

Outstanding at end of year	1,636,886	$20.10	1,557,112	$20.55	1,385,203	$21.10

Options exercisable	1,167,748		1,062,004		1,023,238

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.87 - 12.63	141,889	6.55 years	$12.33	44,010	0.55 years	$12.44
13.06 - 15.04	11,025	1.02	14.08	11,025	1.02	14.08
16.81 - 17.88	520,053	4.63	17.44	349,139	2.90	17.75
18.64 - 23.23	522,388	5.47	22.13	403,243	4.96	22.29
23.44 - 27.11	441,531	4.70	23.49	360,331	4.39	23.49

	1,636,886	5.06 years	$20.10	1,167,748	3.97 years	$20.85

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2009 is $3,000.

(13) Commitments, Contingencies and Concentrations of Credit Risk

The Company, in the normal course of business, is party to financial instruments and commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit.

At December 31, 2009, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2009
Unused consumer and construction loan lines of credit (primarily floating-rate)	$112,658
Unused commercial loan lines of credit (primarily floating-rate)	94,328
Other commitments to extend credit:
Fixed-Rate	33,627
Adjustable-Rate	7,016
Floating-Rate	16,898

The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 4.38% to 6.88% at December 31, 2009.

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these financial instruments and commitments is represented by the contractual amounts. The Company uses the same credit policies in granting commitments and conditional obligations as it does for financial instruments recorded in the consolidated statements of financial condition.

These commitments and obligations do not necessarily represent future cash flow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Substantially all of the unused consumer and construction loan lines of credit are collateralized by mortgages on real estate.

The Bank and Columbia each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Bank or Columbia to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. In the opinion of management, the potential exposure related to the loan sale agreements is adequately provided for in the reserve for repurchased loans which is included in other liabilities with a corresponding provision which reduced the net gain on sale of loans. The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans.

Notes to Consolidated Financial Statements—(Continued)

An analysis of the reserve for repurchased loans for the years ended December 31, 2009, 2008 and 2007 follows (in thousands).

	Years ended December 31,
	2009	2008	2007
Balance at beginning of year	$1,143	$2,398	$9,600
(Recovery) provision charged to operations, net	(245)	(248)	3,460
Loss on loans repurchased or settlements	(79)	(1,007)	(10,662)

Balance at end of year	$819	$1,143	$2,398

At December 31, 2009, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $2,721,000, $2,500,000 and $2,865,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The projected minimum rental commitments as of December 31, 2009 are as follows (in thousands):

Year ended December 31,
2010	$1,537
2011	1,496
2012	1,528
2013	1,340
2014	1,350
Thereafter	17,828

$25,079

The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located in Ocean, Middlesex and Monmouth Counties, New Jersey. The Company also originates interest-only one-to-four family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2009 was $123.0 million. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. During 2009, there has been a weakening in the local economy coupled with declining real estate values. A further decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks. Collateral and/or guarantees are required for all loans.

Contingencies

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and its legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Notes to Consolidated Financial Statements—(Continued)

(14) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair market measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or the most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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

Securities Available for Sale - Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. Most of the Company’s investment and mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

Notes to Consolidated Financial Statements—(Continued)

Fair value estimates are made at a point in time, based on relevant market data as well as the best information available about the security. Illiquid credit markets have resulted in inactive markets for certain of the Company’s securities. As a result, there is limited observable market data for these assets. Fair value estimates for securities for which limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, credit and interest rate risks, and other factors. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the security.

The Company utilizes third party pricing services to obtain market values for its corporate bonds. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their market value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of available documentation and discussions with the third party pricing service, management concluded that Level 2 inputs were utilized. The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities and observations of equity and credit default swap curves related to the issuer.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2009 and 2008 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2009
Items measured on a recurring basis:
Investment securities available for sale	$598	$36,669	$—	$37,267
Mortgage-backed securities available for sale	—	213,622	—	213,622
Items measured on a non-recurring basis:
Real estate owned	—	—	2,613	2,613
Loans measured for impairment based on the fair value of the underlying collateral	—	—	499	499

December 31, 2008
Investment securities available for sale	709	33,655	—	34,364
Mortgage-backed securities available for sale	—	40,801	—	40,801

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

(15) Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Due from Banks

For cash and due from banks, the carrying amount approximates fair value.

Notes to Consolidated Financial Statements—(Continued)

Investments and Mortgage-Backed Securities

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

Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York stock is its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum investment based upon the outstanding balance of mortgage related assets and outstanding borrowings.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, consumer and commercial. Each loan category is further segmented into fixed and adjustable rate interest terms.

Fair value of performing and non-performing loans was estimated by discounting the future cash flows, net of estimated prepayments, at a rate for which similar loans would be originated to new borrowers with similar terms. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values of the Bank’s significant financial instruments as of December 31, 2009 and 2008 are presented in the following tables (in thousands).

	December 31, 2009
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$23,016	$23,016
Investment securities available for sale	37,267	37,267
Mortgage-backed securities available for sale	213,622	213,622
Federal Home Loan Bank of New York stock	19,434	19,434
Loans receivable and mortgage loans held for sale	1,634,942	1,628,898
Financial Liabilities:
Deposits	1,364,199	1,366,206
Borrowed funds	425,073	427,061

	December 31, 2008
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$18,475	$18,475
Investment securities available for sale	34,364	34,364
Mortgage-backed securities available for sale	40,801	40,801
Federal Home Loan Bank of New York stock	20,910	20,910
Loans receivable and mortgage loans held for sale	1,652,281	1,644,004
Financial Liabilities:
Deposits	1,274,132	1,277,248
Borrowed funds	449,822	456,365

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

(16) Parent-Only Financial Information

The following condensed statements of financial condition at December 31, 2009 and 2008 and condensed statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2009	2008
Assets
Cash and due from banks	$7	$7
Advances to subsidiary Bank	31,797	1,388
Investment securities	292	2,214
ESOP loan receivable	4,547	4,683
Investment in subsidiary Bank	173,117	138,696
Other assets	1,415	508

Total assets	$211,175	$147,496

Liabilities and Stockholders’ Equity
Borrowings	$27,500	$27,500
Other liabilities	139	213
Stockholders’ equity	183,536	119,783

Total liabilities and stockholders’ equity	$211,175	$147,496

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Dividend income - subsidiary Bank	$7,200	$3,200	$—
Dividend income - investment securities	15	652	700
Loss on sale- investment securities	(4)	(1,023)	—
Interest income - advances to subsidiary Bank	69	49	236
Interest income - ESOP loan receivable	386	397	494

Total dividend and interest income	7,666	3,275	1,430
Interest expense - borrowings	928	1,443	1,601
Operating expenses	2,174	1,279	1,287

Income (loss) before income taxes and undistributed earnings of subsidiary Bank	4,564	553	(1,458)
Benefit for income taxes	923	1,441	515

Income (loss) before undistributed earnings of subsidiary Bank	5,487	1,994	(943)
Undistributed earnings of subsidiary Bank	10,166	12,770	2,018

Net Income	$15,653	$14,764	$1,075

Notes to Consolidated Financial Statements—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$15,653	$14,764	$1,075
(Increase) decrease in advances to subsidiary Bank	(30,409)	4,331	(36)
Undistributed earnings of subsidiary Bank	(10,166)	(12,770)	(2,018)
Loss on sale of investment securities	4	1,023	—
Change in other assets and other liabilities	(1,006)	(574)	(276)

Net cash (used in) provided by operating activities	(25,924)	6,774	(1,255)

Cash flows from investing activities:
Proceeds from sale of investment securities	1,822	3,000	—
Purchase of investment securities	—	(633)	(681)
Investment in subsidiary Bank	(19,132)	—	—
Repayments on ESOP loan receivable	136	124	1,184

Net cash (used in) provided by investing activities	(17,174)	2,491	503

Cash flows from financing activities:
Proceeds from borrowings	—	—	10,000
Dividends paid – common stock	(9,417)	(9,366)	(9,262)
Dividends paid – preferred stock	(1,828)	—	—
Proceeds from issuance of preferred stock and warrants	38,263	—	—
Redemption of preferred stock	(38,263)	—	—
Proceeds from common stock issuance	54,248	—	—
Purchase of treasury stock	—	—	(1,112)
Exercise of stock options	95	101	1,126

Net cash provided by (used in) financing activities	43,098	(9,265)	752

Net increase in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	7	7	7

Cash and due from banks at end of year	$7	$7	$7

(17) Issuance of Preferred and Common Stock

On January 16, 2009, (the “Closing Date”) as part of the U.S. Department of the Treasury Troubled Asset Relief Program Capital Purchase Program, the Company entered into a Letter Agreement (“Letter Agreement”) and a Securities Purchase Agreement – Standard Terms attached thereto (“Securities Purchase Agreement”) with the Treasury, pursuant to which the Company agreed to issue and sell, and the Treasury agreed to purchase, (i) 38,263 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series A (the “preferred stock”), having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “warrant”) to purchase up to 380,853 shares of the Company’s common stock, $0.01 par value (“common stock”), at an exercise price of $15.07 per share, for an aggregate purchase price of $38.3 million in cash.

During the period that the preferred stock was outstanding cumulative dividends on the preferred stock accrued on the liquidation preference at a rate of 5% per annum and were paid only if, as and when declared by the Company’s Board of Directors. The Company paid all of its dividends on the preferred stock when such dividends were due. The preferred stock had no maturity date and ranked senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Securities Purchase Agreement, pursuant to which the preferred stock and warrant were sold, contained limitations on the payment of dividends on the common stock (including with respect to the payment of cash dividends in excess of $0.20 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008). There were additional limitations on the Company’s ability to repurchase its common stock and repurchase or redeem its trust preferred securities,

Notes to Consolidated Financial Statements—(Continued)

and the Company was subjected to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 during the period the U.S. Treasury held the preferred stock.

Of the $38.3 million in issuance proceeds, $36.9 million and $1.3 million were allocated to the preferred stock and the warrant, respectively, based upon their relative fair values as of the Closing Date. The resulting discount of $1.3 million is accreted by a charge to retained earnings over a five year estimated life.

In determining the fair value of the preferred stock, the Company utilized a discounted cash flow approach with the fair value derived by the present value of all future cash flow streams, discounted at an expected market interest rate. The discounted cash flow valuation model included the following assumptions:

•	Interest Cash Flows – observable input derived from Security Purchase Agreement.

•	Principal Cash Flows – observable input derived from Security Purchase Agreement

•

Term/Period – unobservable input based on the terms of the Security Purchase Agreement and the Company’s expectations to redeem the preferred stock. The preferred stock has no maturity date, however, the Company may redeem the preferred shares at any time with the approval of the Secretary of the Treasury after consultation with the Office of Thrift Supervision. Under the terms of the Security Purchase Agreement, cumulative dividends on the preferred stock accrue at 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Company accepted the preferred stock investment on a voluntary basis due to the uncertainties surrounding the economic recession. The Company was more than well-capitalized before receipt of the preferred stock investment and the Company’s conservative risk profile did not make the preferred stock investment necessary. Due to the increase in the dividend rate after five years and the resulting prohibitive cost of the preferred stock and relative dilutive effect on earnings per share, the estimated term was established at five years. The Company expected to fund the repurchase through internally generated capital or through access to the capital markets.

•

Discount Rate – unobservable input derived from data obtained from independent investment bankers who are active market participants for similarly structured transactions. A 14% discount rate was utilized, reflecting the most likely rate to be used by an active market participant.

In determining the fair value of the warrants on the closing date of January 16, 2009, the Company utilized the Black-Scholes option pricing model. The Black-Scholes option pricing model includes the following assumptions:

•	Strike Price – observable input derived from Security Purchase Agreement ($15.07).

•	OceanFirst Stock Price at Initial Recognition – observable input derived from Nasdaq stock market close ($14.83).

•

Term – under the terms of the American Recovery and Reinvestment Act of 2009, in the event the Company redeems the preferred stock, the Treasury must liquidate the warrants at the current market price. As a result, the expiration date of the warrants will be the same as the term of the preferred stock. For the reasons noted above, the expected term is five years.

•	Risk Free Rate (5 Year Treasury Rate) – observable input derived from Bond market (1.47%).

•	Dividend Rate – observable input derived from OceanFirst cash dividend payments and stock market activity (4.79%).

Notes to Consolidated Financial Statements—(Continued)

•	Volatility – observable input derived from OceanFirst’s historical volatility as of initial recognition. Historical volatility was used as a proxy in determining the volatility assumption (27.0%).

•	Number of Shares – observable input from Securities Purchase Agreement as all shares were expected to be exercised (380,853).

In November 2009, the Company closed on a public offering of 6,389,400 shares of its common stock at $9.00 per share. Net proceeds from the offering totaled $54.2 million after anticipated expenses. The Company used part of the net proceeds to repurchase the Fixed Rate Cumulative Perpetual Preferred Stock, Series A sold to the U.S. Treasury pursuant to the Capital Purchase Program.

On December 30, 2009, the Company redeemed all of the 38,263 shares of preferred stock originally issued to U.S. Department of the Treasury under the Capital Purchase Program. The preferred stock that the Company repurchased for $38,263,000 had a carrying value of $37,160,000 (net of $1,103,000 unaccreted discount) on the Company’s statement of financial condition. As a result of the repurchase, the Company accelerated the accretion of the $1,103,000 discount and recorded a total reduction in stockholders’ equity of $38,263,000. The unaccreted discount was a charge against net income available to common stockholders for the year ended December 31, 2009. As a result of the repurchase of the preferred stock, all of the limitations affecting Company activities in the Securities Purchase Agreement, as noted above, were removed. Also, as a result of the Company’s completion of the November 2009 Qualified Equity Offering, the amount of the warrant was reduced by 50% to 190,427 shares. This warrant remained outstanding at December 31, 2009, however, subsequent to year-end the Company negotiated the repurchase of the warrant from the U.S. Treasury for $431,000.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(Unaudited)

	Quarter ended
	Dec. 31	Sept. 30	June 30	March 31
2009
Interest income	$23,414	$23,841	$24,216	$24,390
Interest expense	6 ,469	7,139	8,062	8,728

Net interest income	16,945	16,702	16,154	15,662
Provision for loan losses	2,200	1,500	1,200	800

Net interest income after provision for loan losses	14,745	15,202	14,954	14,862
Other income	3,695	4,545	4,155	3,194
Operating expenses	13,167	12,353	13,240	11,784

Income before provision for income taxes	5,273	7,394	5,869	6,272
Provision for income taxes	1,706	2,860	2,270	2,319

Net income	3,567	4,534	3,599	3,953
Dividends on preferred stock and discount accretion	1,637	537	538	458

Net income available to common stockholders	$1,930	$3,997	$3,061	$3,495

Basic earnings per share	$.12	$.34	$.26	$.30

Diluted earnings per share	$.12	$.34	$.26	$.30

Notes to Consolidated Financial Statements—(Continued)

2008
Interest income	$24,982	$25,234	$25,667	$27,522
Interest expense	10,086	10,604	11,405	13,287

Net interest income	14,896	14,630	14,262	14,235
Provision for loan losses	600	400	400	375

Net interest income after provision for loan losses	14,296	14,230	13,862	13,860
Other income	2,826	3,607	2,620	3,770
Operating expenses	12,182	12,263	11,368	11,634

Income before provision for income taxes	4,940	5,574	5,114	5,996
Provision for income taxes	1,440	1,852	1,579	1,990

Net income	$3,500	$3,722	$3,535	$4,006

Basic earnings per share	$.30	$.32	$.30	$.34

Diluted earnings per share	$.30	$.32	$.30	$.34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management Report on Internal Control Over Financial Reporting

Management of OceanFirst Financial Corp. and subsidiary is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 63.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010 under the captions “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010 under the caption “Stock Ownership.”

Information regarding the Company’s equity compensation plans existing as of December 31, 2009 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,636,886	$20.10	676,689
Equity compensation plans not approved by security holders	—	—	—

Total	1,636,886	$20.10	676,689

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 6, 2010 under the caption “Proposal 2. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following documents are filed as a part of this report:

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC) and Columbia Home Loans, LLC and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)

3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)

3.1(a)	Certificate of Designations (15)

3.2	Bylaws of OceanFirst Financial Corp. (6)

3.2(a)	Warrant to Purchase up to 380,583 shares of Common Stock (15)

3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)

4.0	Stock Certificate of OceanFirst Financial Corp.(1)

10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)

10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)

10.1(b)	Amended Employee Stock Ownership Plan (13)

10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (13)

10.1(d)	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Company and the United States Department of the Treasury (15)

10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)

10.2(a)	Form of Waiver executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel, III and John K. Kelly (15)

10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)

10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (14)

10.3(b)	Form of Senior Executive Officer Agreement executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel, III and John K. Kelly (15)

10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)

10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (14)

10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)

10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (14)

10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)

10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers (1)

10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers (1)

10.13	2000 Stock Option Plan (5)

10.14	Form of Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes (6)

10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)

10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)

10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)

10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)

10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)

10.20	2006 Stock Incentive Plan (12)

10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)

10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)

10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including John K. Kelly, Joseph J. Lebel, III and Joseph R. Iantosca (13)

10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including John K. Kelly, Joseph J. Lebel, III and Joseph R. Iantosca (13)

14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)

21.0	Subsidiary information is incorporated herein by reference to “Part I - Subsidiaries”

23.0	Consent of KPMG LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications (filed herewith)

99.1	Certification Pursuant to 31 C.F.R. § 30.15 by Chief Executive Officer (filed herewith)

99.2	Certification Pursuant to 31 C.F.R. § 30.15 by Chief Financial Officer (filed herewith)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Form 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005

(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006
(12)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 14, 2006.
(13)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
(14)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
(15)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.

By:	/s/ JOHN R. GARBARINO
John R. Garbarino Chairman of the Board, President and Chief Executive Officer and Director

Date:	March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/S/ JOHN R. GARBARINO John R. Garbarino Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 5, 2010

/S/ MICHAEL J. FITZPATRICK Michael J. Fitzpatrick Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	March 5, 2010

/S/ JOSEPH J. BURKE Joseph J. Burke Director	March 5, 2010

/S/ ANGELO CATANIA Angelo Catania Director	March 5, 2010

/S/ CARL FELTZ, JR. Carl Feltz, Jr. Director	March 5, 2010

/S/ JOHN W. CHADWICK John W. Chadwick Director	March 5, 2010

/S/ DONALD E. MCLAUGHLIN Donald E. McLaughlin Director	March 5, 2010

/S/ DIANE F. RHINE Diane F. Rhine Director	March 5, 2010

/S/ JOHN E. WALSH John E. Walsh Director	March 5, 2010