Form 10-Q
period 2010-03-31
OCEANFIRST FINANCIAL CORP
filed 2010-05-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES  ☐    NO  ☒.

As of May 5, 2010, there were 18,821,956 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$20,884	$23,016
Investment securities available for sale	39,177	37,267
Federal Home Loan Bank of New York stock, at cost	27,906	19,434
Mortgage-backed securities available for sale	367,189	213,622
Loans receivable, net	1,640,149	1,629,284
Mortgage loans held for sale	1,668	5,658
Interest and dividends receivable	6,818	6,059
Real estate owned, net	2,864	2,613
Premises and equipment, net	21,862	22,088
Servicing asset	6,147	6,515
Bank Owned Life Insurance	40,166	39,970
Other assets	24,403	24,502

Total assets	$2,199,233	$2,030,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,381,108	$1,364,199
Securities sold under agreements to repurchase with retail customers	67,969	64,573
Federal Home Loan Bank advances	521,100	333,000
Other borrowings	27,500	27,500
Due to brokers	—	40,684
Advances by borrowers for taxes and insurance	8,047	7,453
Other liabilities	6,328	9,083

Total liabilities	2,012,052	1,846,492

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,821,956, shares outstanding at March 31, 2010 and December 31, 2009	336	336
Additional paid-in capital	259,837	260,130
Retained earnings	165,277	163,063
Accumulated other comprehensive loss	(9,102)	(10,753)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,703)	(4,776)
Treasury stock, 14,744,816 shares at March 31, 2010 and December 31, 2009	(224,464)	(224,464)
Common stock acquired by Deferred Compensation Plan	943	986
Deferred Compensation Plan Liability	(943)	(986)

Total stockholders’ equity	187,181	183,536

Total liabilities and stockholders’ equity	$2,199,233	$2,030,028

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended March 31,
	2010	2009
	(Unaudited)
Interest income:
Loans	$21,984	$23,172
Mortgage-backed securities	2,762	768
Investment securities and other	330	450

Total interest income	25,076	24,390

Interest expense:
Deposits	3,432	5,096
Borrowed funds	2,674	3,632

Total interest expense	6,106	8,728

Net interest income	18,970	15,662

Provision for loan losses	2,200	800

Net interest income after provision for loan losses	16,770	14,862

Other income:
Loan servicing income (loss)	46	(230)
Fees and service charges	2,557	2,518
Net gain on sales of loans and securities available for sale	503	673
Net loss from other real estate operations	(335)	(1)
Income from Bank Owned Life Insurance	196	231
Other	1	3

Total other income	2,968	3,194

Operating expenses:
Compensation and employee benefits	6,530	5,828
Occupancy	1,464	1,474
Equipment	476	449
Marketing	304	324
Federal deposit insurance	634	502
Data processing	830	835
Legal	296	577
Check card processing	317	251
Accounting and audit	143	160
General and administrative	1,708	1,384

Total operating expenses	12,702	11,784

Income before provision for income taxes	7,036	6,272
Provision for income taxes	2,632	2,319

Net income	4,404	3,953
Dividends on preferred stock and warrant accretion	—	458

Net income available to common stockholders	$4,404	$3,495

Basic earnings per share	$0.24	$0.30

Diluted earnings per share	$0.24	$0.30

Average basic shares outstanding	18,132	11,696

Average diluted shares outstanding	18,180	11,743

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2008	$—	$272	$204,298	$160,267	$(14,462)	$(5,069)	$(225,523)	$981	$(981)	$119,783

Comprehensive income:
Net income	—	—	—	3,953	—	—	—	—	—	3,953
Other comprehensive loss:
Unrealized loss on securities (net of tax benefit $1,068)	—	—	—	—	(1,547)	—	—	—	—	(1,547)

Total comprehensive income										2,406

Proceeds from issuance of preferred stock and a warrant	36,921	—	1,342	—	—	—	—	—	—	38,263
Accretion of discount on preferred stock	60	—	—	(60)	—	—	—	—	—	—
Stock awards	—	—	149	—	—	—	—	—	—	149
Allocation of ESOP stock	—	—	—	—	—	74	—	—	—	74
ESOP adjustment	—	—	30	—	—	—	—	—	—	30
Cash dividend - $0.20 per share	—	—	—	(2,353)	—	—	—	—	—	(2,353)
Cash dividend on preferred stock	244	—	—	(398)	—	—	—	—	—	(154)
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(11)	11	—

Balance at March 31, 2009	$37,225	$272	$205,819	$161,409	$(16,009)	$(4,995)	$(225,523)	$970	$(970)	$158,198

Balance at December 31, 2009	$—	$336	$260,130	$163,063	$(10,753)	$(4,776)	$(224,464)	$986	$(986)	$183,536

Comprehensive income:
Net income	—	—	—	4,404	—	—	—	—	—	4,404
Other comprehensive income:
Unrealized gain on securities (net of tax benefit $1,031)	—	—	—	—	1,651	—	—	—	—	1,651

Total comprehensive income										6,055

Expenses of common stock offering	—	—	(109)	—	—	—	—	—	—	(109)
Tax expense of stock plans	—	—	(23)	—	—	—	—	—	—	(23)
Stock awards	—	—	249	—	—	—	—	—	—	249
Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Allocation of ESOP stock	—	—	—	—	—	73	—	—	—	73
ESOP adjustment	—	—	21	—	—	—	—	—	—	21
Cash dividend - $0.12 per share	—	—	—	(2,190)	—	—	—	—	—	(2,190)
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(43)	43	—

Balance at March 31, 2010	$—	$336	$259,837	$165,277	$(9,102)	$(4.703)	$(224,464)	$943	$(943)	$187,181

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$4,404	$3,953

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	532	488
Allocation of ESOP stock	73	74
ESOP adjustment	21	30
Stock awards	249	149
Amortization and impairment of servicing asset	537	816
Net premium amortization in excess of discount accretion on securities	291	96
Net amortization of deferred costs and discounts on loans	172	113
Provision for loan losses	2,200	800
Net gain on sale of real estate owned	(6)	(22)
Recovery from reserve for repurchased loans	—	(34)
Net gain on sales of loans and securities	(503)	(639)
Proceeds from sales of mortgage loans held for sale	29,617	48,794
Mortgage loans originated for sale	(25,293)	(46,357)
Increase in value of Bank Owned Life Insurance	(196)	(231)
Increase in interest and dividends receivable	(759)	(278)
Increase in other assets	(933)	(651)
(Decrease) increase in other liabilities	(2,755)	6,426

Total adjustments	3,247	9,574

Net cash provided by operating activities	7,651	13,527

Cash flows from investing activities:
Net increase in loans receivable	(13,780)	(3,077)
Proceeds from sale of investment securities available for sale	—	1,823
Purchases of mortgage-backed securities available for sale	(203,481)	(59,468)
Principal payments on mortgage-backed securities available for sale	9,712	3,899
(Increase) decrease in Federal Home Loan Bank of New York stock	(8,472)	1,879
Proceeds from sales of real estate owned	298	115
Purchases of premises and equipment	(306)	(140)

Net cash used in investing activities	(216,029)	(54,969)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$16,909	$39,338
Increase (decrease) in short-term borrowings	201,496	(11,268)
Proceeds from Federal Home Loan Bank advances	15,000	12,000
Repayments of Federal Home Loan Bank advances	(25,000)	(30,000)
Increase in advances by borrowers for taxes and insurance	594	910
Expenses of common stock offering	(109)	—
Tax expense of stock plans	(23)	—
Dividends paid – common stock	(2,190)	(2,353)
Dividends paid – preferred stock	—	(154)
Redemption of preferred stock and warrants	(431)	—
Proceeds from issuance of preferred stock and warrant	—	38,263

Net cash provided by financing activities	206,246	46,736

Net (decrease) increase in cash and due from banks	(2,132)	5,294

Cash and due from banks at beginning of period	23,016	18,475

Cash and due from banks at end of period	$20,884	$23,769

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,150	$8,858
Income taxes	2,805	7
Non cash activities:
Transfer of loans receivable to real estate owned	543	409

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2009.

Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Weighted average shares issued net of Treasury shares	18,822	12,365
Less: Unallocated ESOP shares	(562)	(597)
Unallocated incentive award shares and shares held by deferred compensation plan	(128)	(72)

Average basic shares outstanding	18,132	11,696
Add: Effect of dilutive securities:
Stock options	—	—
Incentive awards and shares held by deferred compensation plan	48	47

Average diluted shares outstanding	18,180	11,743

For the three months ended March 31, 2010 and 2009, 1,776,000 and 1,595,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

Note 2. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2010

U. S. agency obligations	$301	$2	$—	$303
State and municipal obligations	300	—	—	300
Corporate debt securities	55,000	—	(16,751)	38,249
Equity investments	370	—	(45)	325

	$55,971	$2	$(16,796)	$39,177

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2009

U. S. agency obligations	$301	$5	$—	$306
State and municipal obligations	300	—	—	300
Corporate debt securities	55,000	—	(18,631)	36,369
Equity investments	370	—	(78)	292

	$55,971	$5	$(18,709)	$37,267

There were no realized gains or losses on the sale of investment securities available for sale for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company realized a loss on the sale of investment securities available for sale of $4,000.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at March 31, 2010 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2010, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $38.2 million, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
March 31, 2010

Less than one year	$601	$603
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	55,000	38,249

	$55,601	$38,852

The estimated market value and unrealized loss for investment securities available for sale at March 31, 2010 and December 31, 2009 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
March 31, 2010

Corporate debt securities	$—	$—	$38,249	$(16,751)	$38,249	$(16,751)
Equity investments	—	—	325	(45)	325	(45)

	$—	$—	$38,574	$(16,796)	$38,574	$(16,796)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2009

Corporate debt securities	$—	$—	$36,369	$(18,631)	$36,369	$(18,631)
Equity investments	292	(78)	—	—	292	(78)

	$292	$(78)	$36,369	$(18,631)	$36,661	$(18,709)

At March 31, 2010, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$10,384	Baa3/BB
Chase Capital	10,000	7,803	A2/BBB+
Wells Fargo Capital	5,000	3,141	Baa1/A-
Huntington Capital	5,000	2,764	Ba1/B
Keycorp Capital	5,000	3,319	Baa3/BB
PNC Capital	5,000	3,800	Baa2/BBB
State Street Capital	5,000	3,626	A3/BBB+
SunTrust Capital	5,000	3,412	Baa3/BB

	$55,000	$38,249

At March 31, 2010, the market value of each corporate debt security was below cost. The portfolio consisted of eleven $5.0 million issues spread between eight issuers due to consolidation. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A2 to a low of B as rated by one of the internationally-recognized credit rating services. These floating-rate corporate debt securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate corporate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that these available for sale securities were only temporarily impaired at March 31, 2010. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. Although some credit ratings declined since December 31, 2009, the estimated market value for most securities improved over the prior year-end. Additionally, the Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

Capital markets in general and the market for these corporate debt securities in particular have been disrupted since the second half of 2007. In its analysis, the Company considered that the severity and duration of unrecognized losses was at least partly due to the illiquidity caused by market disruptions. Steps taken by the U.S. Treasury, the Federal Reserve Bank, the Federal Deposit Insurance Corporation and foreign central banks, among others, have been a positive force in restoring liquidity and confidence in the capital markets. The ability of each of these issuers to raise capital during 2009 was a testament to the effectiveness of these actions.

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities, the capital position of the issuers, the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at March 31, 2010.

Note 3. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2010

FHLMC	$10,932	$418	$—	$11,350
FNMA	353,695	1,799	(969)	354,525
GNMA	1,156	158	—	1,314

	$365,783	$2,375	$(969)	$367,189

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2009

FHLMC	$12,423	$442	$—	$12,865
FNMA	199,381	1,517	(1,485)	199,413
GNMA	1,185	159	—	1,344

	$212,989	$2,118	$(1,485)	$213,622

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three months ended March 31, 2010 and 2009.

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at March 31, 2010 and December 31, 2009, segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
March 31, 2010

FNMA	$230,586	$(969)	$—	$—	$230,586	$(969)

	$230,586	$(969)	$—	$—	$230,586	$(969)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2009

FNMA	$95,655	$(1,485)	$—	$—	$95,655	$(1,485)

	$95,655	$(1,485)	$—	$—	$95,655	$(1,485)

The mortgage-backed securities are issued and guaranteed by FNMA, a corporation which is chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally-recognized credit rating services. FNMA has been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorship has no specified termination date. Also, FNMA has entered into a Stock Purchase Agreement, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provides FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities before recovery of their amortized cost. As a result, the Company concluded that these available for sale securities were only temporarily impaired at March 31, 2010.

Note 4. Loans Receivable, Net

Loans receivable, net at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Real estate:
One-to-four family	$953,612	$954,736
Commercial real estate, multi- family and land	402,098	396,883
Construction	9,585	9,241
Consumer	215,115	217,290
Commercial	75,423	70,214

Total loans	1,655,833	1,648,364
Loans in process	(3,262)	(3,466)
Deferred origination costs, net	4,878	4,767
Allowance for loan losses	(15,632)	(14,723)

Total loans, net	1,641,817	1,634,942

Less: Mortgage loans held for sale	1,668	5,658

Loans receivable, net	$1,640,149	$1,629,284

An analysis of the allowance for loan losses for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Balance at beginning of period	$14,723	$11,665
Provision charged to operations	2,200	800
Charge-offs	(1,381)	(452)
Recoveries	90	6

Balance at end of period	$15,632	$12,019

Note 5. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three months ended March 31, 2010 and 2009 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended March 31,
	2010	2009
Balance at beginning of period	$819	$1,143
Recoveries	—	(34)
Loss on loans repurchased	—	—

Balance at end of period	$819	$1,109

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At March 31, 2010, there is one outstanding loan repurchase request on a loan with a principal balance of $236,000 which the Company is evaluating. There are also six claims from one loan investor totaling $2.2 million that the Company believes are covered by a settlement agreement and release between Columbia and the loan investor executed in August 2007. The Company intends to vigorously contest these claims and believes there are valid defenses, including the settlement and release agreement.

Note 6. Deposits

The major types of deposits at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Type of Account

Non-interest-bearing	$117,562	$107,721
Interest-bearing checking	615,618	615,347
Money market deposit	100,086	96,886
Savings	243,970	232,081
Time deposits	303,872	312,164

Total deposits	$1,381,108	$1,364,199

Note 7. Recent Accounting Pronouncements

Accounting Standards Certification (“ASC”) 810, Consolidation, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable-interest entity that most significantly effect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement was effective January 1, 2010 and did not have a significant effect on the Company’s consolidated financial statements.

ASC 860, Transfers and Servicing, improves the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. ASC 860 eliminates the concept of a qualifying, special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement was effective January 1, 2010 and did not have a significant effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-06 under ASC 820 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosure: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The new guidance did not have a significant impact on the Company’s consolidated financial statements other than additional disclosures.

Note 8. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010

Items measured on a recurring basis:
Investment securities available for sale:
Corporate debt securities	$38,249	—	$38,249	—
Other securities	928	628	300	—
Mortgage-backed securities available for sale	367,189	—	367,189	—

Items measured on a non-recurring basis:
Real estate owned	410	—	—	410
Loans measured for impairment based on the fair value of the underlying collateral	3,461	—	—	3,461

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009

Items measured on a recurring basis:
Investment securities available for sale:
Corporate debt securities	$36,369	—	$36,369	—
Other securities	898	598	300	—
Mortgage-backed securities available for sale	213,622	—	213,622	—

Items measured on a non-recurring basis:
Real estate owned	2,613	—	—	2,613
Loans measured for impairment based on the fair value of the underlying collateral	499	—	—	499

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Transfers between levels are recognized at the end of the reporting period. Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. Most of the Company’s investment and mortgage-backed securities are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotation and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

The Company utilizes third party pricing services to obtain market values for its corporate bonds. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their market and value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of valuation inputs. Based on the Company’s review of available documentation and discussions with the third party pricing service, management concluded that Level 2 inputs were utilized. The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities and observations of equity and credit default swap curves related to the issuer.

Real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals.

Note 9. Fair Value of Financial Instruments

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

Fair value of performing and non-performing loans was estimated by discounting the future cash flows, net of estimated prepayments, at a rate for which similar loans would be originated to new borrowers with similar terms. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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

The estimated fair values of the Bank’s significant financial instruments as of March 31, 2010 and December 31, 2009 are presented in the following tables (in thousands).

	Book Value	Fair Value
March 31, 2010
Financial Assets:
Cash and due from banks	$20,884	$20,884
Investment securities available for sale	39,177	39,177
Mortgage-backed securities available for sale	367,189	367,189
Federal Home Loan Bank of New York stock	27,906	27,906
Loans receivable and mortgage loans held for sale	1,641,817	1,643,207
Financial Liabilities:
Deposits	1,381,108	1,383,665
Borrowed funds	616,569	617,619

	Book Value	Fair Value
December 31, 2009
Financial Assets:
Cash and due from banks	$23,016	$23,016
Investment securities available for sale	37,267	37,267
Mortgage-backed securities available for sale	213,622	213,622
Federal Home Loan Bank of New York stock	19,434	19,434
Loans receivable and mortgage loans held for sale	1,634,942	1,628,898
Financial Liabilities:
Deposits	1,364,199	1,366,206
Borrowed funds	425,073	427,061

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

Throughout 2009, and continuing into 2010, short-term interest rates remained low and the interest rate yield curve was unusually steep. This environment has generally had a positive impact on the Bank’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The overall economy remains weak with continued high unemployment coupled with concern surrounding the housing market. These conditions have had an adverse impact on the Bank’s results of operations as non-performing loans and the provision for loan losses have increased.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2010 and 2009. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$55,971	$126.90%		$56,136	$301	2.14%
FHLB stock	24,284	204	3.36	19,102	149	3.12
Mortgage-backed securities (1)	307,528	2,762	3.59	76,492	768	4.02
Loans receivable, net (2)	1,632,904	21,984	5.39	1,652,110	23,172	5.61

Total interest-earning assets	2,020,687	25,076	4.96	1,803,840	24,390	5.41

Non-interest-earning assets	107,697			85,853

Total assets	$2,128,384			$1,889,693

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$965,181	1,984.82		$844,953	2,653	1.26
Time deposits	306,230	1,448	1.89	360,136	2,443	2.71

Total	1,271,411	3,432	1.08	1,205,089	5,096	1.69
Borrowed funds	537,561	2,674	1.99	411,199	3,632	3.53

Total interest-bearing liabilities	1,808,972	6,106	1.35	1,616,288	8,728	2.16

Non-interest-bearing deposits	113,518			105,363
Non-interest-bearing liabilities	22,540			16,944

Total liabilities	1,945,030			1,738,595
Stockholders’ equity	183,354			151,098

Total liabilities and stockholders’ equity	$2,128,384			$1,889,693

Net interest income		$18,970			$15,662

Net interest rate spread (3)			3.61%			3.25%

Net interest margin (4)			3.76%			3.47%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest - earning assets and the cost of interest - bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest - earning assets.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets at March 31, 2010 were $2.199 billion, an increase of $169.2 million, compared to $2.030 billion at December 31, 2009.

Mortgage-backed securities available for sale increased to $367.2 million at March 31, 2010, as compared to $213.6 million at December 31, 2009 primarily due to purchases of $162.8 million, all of which were issued by U.S. government sponsored enterprises.

Loans receivable, net increased by $10.9 million to a balance of $1.640 billion at March 31, 2010, compared to a balance of $1.629 billion at December 31, 2009. The growth was concentrated in commercial and commercial real estate loans.

Deposit balances increased $16.9 million to $1.381 billion at March 31, 2010 from $1.364 billion at December 31, 2009. Core deposits, defined as all deposits excluding time deposits, increased $25.2 million partly offset by a $8.3 million decrease in time deposits as the Bank continued to moderate its pricing for this product. Federal Home Loan Bank advances increased by $188.1 million to $521.1 million at March 31, 2010, as compared to $333.0 million at December 31, 2009 and were primarily used to fund the increase in mortgage-backed securities.

Stockholders’ equity at March 31, 2010 increased to $187.2 million, as compared to $183.5 million at December 31, 2009, primarily due to net income and a reduction in accumulated other comprehensive loss partly offset by the cash dividend on common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

General

Net income available to common stockholders for the three months ended March 31, 2010 was $4.4 million or $0.24 per diluted share, as compared to net income available to common stockholders of $3.5 million, or $0.30 per diluted share, for the corresponding prior year period. The decrease in diluted earnings per share was due to the higher number of average diluted shares outstanding from the issuance of additional common shares in November 2009.

Interest Income

Interest income for the three months ended March 31, 2010 was $25.1 million, as compared to $24.4 million for the three months ended March 31, 2009. The yield on interest-earning assets declined to 4.96% for the three months ended March 31, 2010, as compared to 5.41% for the same prior year period. Average interest-earning assets increased by $216.8 million for the three months ended March 31, 2010, as compared to the same prior year period. The increase was in average mortgage-backed securities which rose $231.0 million.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $6.1 million, compared to $8.7 million for the three months ended March 31, 2009. The cost of interest-bearing liabilities decreased to 1.35% for the three months ended March 31, 2010, as compared to 2.16% in the same prior year period. Average interest-bearing liabilities increased by $192.7 million for the three months ended March 31, 2010, as compared to the same prior year period. The increase was primarily in average borrowed funds which increased $126.4 million and average transaction deposits which increased $120.2 million partly offset by a decrease in average time deposits of $53.9 million. The additional borrowings were used to fund the increase in mortgage-backed securities.

Net Interest Income

Net interest income for the three months ended March 31, 2010 increased to $19.0 million, as compared to $15.7 million in the same prior year period reflecting a higher net interest margin and higher levels of interest-earning assets. The net interest margin increased to 3.76% for the three months ended March 31, 2010 from 3.47% in the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2010, the provision for loan losses was $2.2 million, compared to $800,000 in the same prior year period primarily due to the increase in non-performing loans and net charge-offs. Non-performing loans increased $4.0 million at March 31, 2010 to $32.3 million from $28.3 million at December 31, 2009. Loans receivable, net increased modestly during the first three months of 2010 while net charge-offs for the three months ended March 31, 2010 were $1.3 million, as compared to $446,000 in the same prior year period. Net charge-offs for the three months ended March 31, 2010 included $844,000 relating to loans originated by Columbia, the Company’s mortgage banking subsidiary which has since been shuttered.

Other Income

Other income decreased to $3.0 million for the three months ended March 31, 2010, as compared to $3.2 million in the same prior year period. Loan servicing income was $46,000 for the three months ended March 31, 2010 as compared to a loan servicing loss of $230,000 for the three months ended March 31, 2009 due to an impairment to the loan servicing asset of $263,000 recognized in the first quarter of 2009. The net gain on sales of loans and securities available for sale decreased to $503,000 for the three months ended March 31, 2010, as compared to $673,000 for the three months ended March 31, 2009 due to a decline in the volume of loans sold. The net loss from other real estate operations was $335,000 for the three months ended March 31, 2010, as compared to a net loss of $1,000 in the same prior year period due to write-downs in the value of properties previously acquired.

Operating Expenses

Operating expenses increased to $12.7 million for the three months ended March 31, 2010, as compared to $11.8 million for the corresponding prior year period. The increase was primarily related to increases in compensation and employee benefits relating to incentive compensation and stock plan expense. The increase was also due to the reduction in mortgage loan closings from prior year levels. Higher loan closings in the prior year increased deferred loan expense which is reflected as a reduction to compensation expense.

Provision for Income Taxes

Income tax expense was $2.6 million for the three months ended March 31, 2010, as compared to an expense of $2.3 million for the same prior year period. The effective tax rate increased slightly to 37.4% for the three months ended March 31, 2010, as compared to 37.0% in the same prior period.

Dividends on Preferred Stock and Warrant Accretion

Dividends on preferred stock and warrant accretion totaled $458,000 for three months ended March 31, 2009, as compared to no amounts in the current year period. The preferred stock was redeemed on December 30, 2009 and the related warrant was repurchased February 3, 2010. The warrant repurchase had no effect on net income available to common stockholders for the three months ended March 31, 2010.

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

At March 31, 2010, the Company had outstanding overnight borrowings from the FHLB of $135.1 million, as compared to $87.0 million in overnight borrowings at December 31, 2009. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $521.1 million at March 31, 2010, an increase from $333.0 million at December 31, 2009.

The Company’s cash needs for the three months ended March 31, 2010 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and increased short-term borrowings. The cash was principally utilized for loan originations and the purchase of mortgage-backed securities. For the three months ended March 31, 2009, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and the issuance of preferred stock. The cash provided was principally used for loan originations, the purchase of mortgage-backed securities and to reduce borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2010, outstanding commitments to originate loans totaled $50.4 million; outstanding unused lines of credit totaled $214.4 million; and outstanding commitments to sell loans totaled $24.3 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $194.6 million at March 31, 2010. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first three months of 2010 were $2.2 million as compared to $2.4 million in the same prior year period. On April 21, 2010, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on May 14, 2010 to stockholders of record at the close of business on May 3, 2010.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary, short-term borrowings and the issuance of preferred and common stock, long-term debt and trust preferred securities. For the first three months of 2010, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the Office of Thrift Supervision (“OTS”). Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS could object to a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe and unsound practice. The Company cannot predict whether the OTS may object to any future notices or fail to approve any future applications to pay a dividend to OceanFirst Financial Corp. At March 31, 2010, OceanFirst Financial Corp. held $28.4 million in cash and $325,000 in investment securities available for sale. Additionally, OceanFirst Financial Corp. has an available line of credit for up to $2.0 million, all of which was available at March 31, 2010.

At March 31, 2010, the Bank exceeded all of its regulatory capital requirements with tangible capital of $188.2 million, or 8.5% of total adjusted assets, which is above the required level of $33.1 million or 1.5%; core capital of $188.2 million or 8.5% of total adjusted assets, which is above the required level of $88.4 million, or 4.0% and risk-based capital of $199.3 million, or 14.2% of risk-weighted assets, which is above the required level of $112.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the OTS’ Prompt Corrective Action Regulations.

At March 31, 2010, the Company maintained tangible common equity of $187.2 million, for a tangible common equity to assets ratio of 8.5%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $24.3 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2010 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$616,569	$494,069	$49,000	$46,000	$27,500
Commitments to Originate Loans	50,399	50,399	—	—	—
Commitments to Fund Unused Lines of Credit	214,414	214,414	—	—	—

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

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans and Real Estate Owned (“REO”). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$22,633	$19,142
Commercial real estate	4,844	5,152
Construction	368	368
Consumer	3,992	3,031
Commercial	466	627

Total non-performing loans	32,303	28,320
REO, net	2,864	2,613

Total non-performing assets	$35,167	$30,933

Delinquent loans 30-89 days	$11,478	$15,528

Allowance for loan losses as a percent of total loans receivable	.94%	.89%
Allowance for loan losses as percent of total non-performing loans	48.39	51.99
Non-performing loans as a percent of total loans receivable	1.95	1.72
Non-performing assets as a percent of total assets	1.60	1.52

Included in the non-accrual loan total at March 31, 2010 was $506,000 of troubled debt restructured loans, as compared to $1.6 million at December 31, 2009. The non-performing loan total includes $644,000 of repurchased one-to-four family and consumer loans and $2.1 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. Non-performing loans are concentrated in one-to-four family loans which comprise 70.1% of the total. At March 31, 2010, the average weighted loan-to-value ratio (using appraisal value at time of origination) of non-performing loans was 71% as compared to 58% for the total mortgage loan portfolio. The largest non-performing loan is a one-to-four family loan for $3.5 million which is secured by a first mortgage on a property with a recent appraised value of $4.1 million. The largest commercial real estate non-performing loan is a $2.0 million loan to a residential builder. The loan is secured by first mortgages on residential property and land. A specific reserve of $111,000 has been established for this loan.

The Company also classifies loans in accordance with regulatory guidelines. At March 31, 2010, the Company had $10.7 million designated as Special Mention, $50.8 million classified as Substandard and $61,900 classified as Doubtful as compared to $12.0 million, $41.4 million and $33,000, respectively, at December 31, 2009. The largest Special Mention loan at March 31, 2010 is a loan for $2.5 million to a sports and fitness club which is current on payments but was criticized due to poor operating results. The loan is secured by commercial real estate and also carries a personal guarantee. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $6.5 million, which was current as to payments, but criticized due to declining revenue and poor operating results. The loans are well-secured by commercial real estate and other business assets. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $19.9 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services.

At March 31, 2010, the Bank was holding subprime loans with a gross principal balance of $2.2 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $1.8 million, and ALT-A loans with a gross principal balance of $4.1 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $3.9 million.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2010 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2010, the Company’s one-year gap was negative 8.38% as compared to negative 0.04% at December 31, 2009.

At March 31, 2010	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$10,086	$—	$—	$—	$—	$10,086
Investment securities	55,300	301	—	—	370	55,971
FHLB stock	—	—	—	—	27,906	27,906
Mortgage-backed securities	20,620	57,868	97,951	64,907	124,437	365,783
Loans receivable (2)	289,559	457,485	548,635	215,892	141,000	1,652,571

Total interest-earning assets	375,565	515,654	646,586	280,799	293,713	2,112,317

Interest-bearing liabilities:
Money market deposit accounts	4,549	13,648	36,395	45,494	—	100,086
Savings accounts	11,044	34,134	88,352	110,440	—	243,970
Interest-bearing checking accounts	241,489	52,230	143,538	178,361	—	615,618
Time deposits	86,509	108,056	62,929	21,123	25,255	303,872
FHLB advances	355,100	71,000	49,000	46,000	—	521,100
Securities sold under agreements to repurchase	67,969	—	—	—	—	67,969
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	789,160	279,068	380,214	401,418	30,255	1,880,115

Interest sensitivity gap (3)	$(413,595)	$236,586	$266,372	$(120,619)	$263,458	$232,202

Cumulative interest sensitivity gap	$(413,595)	$(177,009)	$89,363	$(31,256)	$232,202	$232,202

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(19.58)%	(8.38)%	4.23%	(1.48)%	10.99%	10.99%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2010 and December 31, 2009. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2009.

	March 31, 2010					December 31, 2009
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$177,930	(21.6)%	8.5%	$70,699	(9.5)%	$192,771	(12.6)%	9.9%	$68,804	(7.0)%
100	207,449	(8.7)	9.6	74,813	(4.2)	209,887	(4.8)	10.6	71,779	(3.0)
Static	227,094	—	10.3	78,110	—	220,452	—	10.9	74,004	—
(100)	228,299	0.5	10.2	76,450	(2.1)	216,497	(1.8)	10.5	70,661	(4.5)
(200)	219,090	(3.5)	9.8	72,854	(6.7)	206,585	(6.3)	10.1	65,067	(12.1)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2009 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

The annual meeting of stockholders was held on May 6, 2010. The following directors were elected for terms of three years: Donald E. McLaughlin and John E. Walsh. The following proposals were voted on by the stockholders:

Proposal	For	Against	Withheld/ Abstain	Broker Non-Votes

1) Election of Directors
Donald E. McLaughlin	14,400,920	—	428,412	—
John E. Walsh	14,407,220	—	422,171	—

2) Ratification of the appointment of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2010.	16,986,116	113,063	28,142	—

Item 6.	Exhibits

Exhibits:

3.1	Certificate of Incorporation of OceanFirst Financial Corp.*

3.2	Bylaws of OceanFirst Financial Corp.**

4.0	Stock Certificate of OceanFirst Financial Corp.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996, as amended, Registration No. 33-80123.
**	Incorporated herein by reference into this document from the Exhibit to Form10-K, Annual Report, filed on March 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 10, 2010	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer

DATE: May 10, 2010	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	25