Form 10-Q
period 2010-06-30
OCEANFIRST FINANCIAL CORP
filed 2010-08-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

YES  ☐    NO  ☒.

As of August 5, 2010, there were 18,822,556 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$30,952	$23,016
Investment securities available for sale	38,958	37,267
Federal Home Loan Bank of New York stock, at cost	21,404	19,434
Mortgage-backed securities available for sale	359,974	213,622
Loans receivable, net	1,667,472	1,629,284
Mortgage loans held for sale	2,945	5,658
Interest and dividends receivable	6,949	6,059
Real estate owned, net	2,607	2,613
Premises and equipment, net	21,721	22,088
Servicing asset	5,795	6,515
Bank Owned Life Insurance	40,374	39,970
Other assets	20,531	24,502

Total assets	$2,219,682	$2,030,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,539,972	$1,364,199
Securities sold under agreements to repurchase with retail customers	72,433	64,573
Federal Home Loan Bank advances	370,000	333,000
Other borrowings	27,500	27,500
Due to brokers	—	40,684
Advances by borrowers for taxes and insurance	8,267	7,453
Other liabilities	6,682	9,083

Total liabilities	2,024,854	1,846,492

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued at June 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,822,556 and 18,821,956, shares outstanding at June 30, 2010 and at December 31, 2009, respectively	336	336
Additional paid-in capital	260,138	260,130
Retained earnings	168,038	163,063
Accumulated other comprehensive loss	(4,597)	(10,753)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,630)	(4,776)
Treasury stock, 14,744,216 and 14,744,816 shares at June 30, 2010 and December 31, 2009, respectively	(224,457)	(224,464)
Common stock acquired by Deferred Compensation Plan	947	986
Deferred Compensation Plan Liability	(947)	(986)

Total stockholders’ equity	194,828	183,536

Total liabilities and stockholders’ equity	$2,219,682	$2,030,028

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income:
Loans	$22,226	$22,791	$44,209	$45,963
Mortgage-backed securities	3,185	873	5,947	1,641
Investment securities and other	396	552	726	1,002

Total interest income	25,807	24,216	50,882	48,606

Interest expense:
Deposits	3,480	4,777	6,911	9,873
Borrowed funds	2,630	3,285	5,305	6,918

Total interest expense	6,110	8,062	12,216	16,791

Net interest income	19,697	16,154	38,666	31,815

Provision for loan losses	2,200	1,200	4,400	2,000

Net interest income after provision for loan losses	17,497	14,954	34,266	29,815

Other income:
Loan servicing income (loss)	113	9	159	(221)
Fees and service charges	2,801	2,585	5,358	5,103
Net gain on sales of loans and securities available for sale	502	1,352	1,005	2,025
Net (loss) gain from other real estate operations	(28)	6	(364)	5
Income from Bank Owned Life Insurance	208	201	404	431
Other	2	2	4	6

Total other income	3,598	4,155	6,566	7,349

Operating expenses:
Compensation and employee benefits	7,051	5,738	13,581	11,565
Occupancy	1,328	1,814	2,792	3,289
Equipment	537	501	1,012	950
Marketing	523	380	827	704
Federal deposit insurance	686	1,405	1,320	1,907
Data processing	833	858	1,662	1,693
Legal	267	520	563	1,097
Check card processing	309	254	626	505
Accounting and audit	179	171	322	331
General and administrative	1,547	1,599	3,256	2,982

Total operating expenses	13,260	13,240	25,961	25,023

Income before provision for income taxes	7,835	5,869	14,871	12,141
Provision for income taxes	2,884	2,270	5,515	4,589

Net income	4,951	3,599	9,356	7,552
Dividends on preferred stock and warrant accretion	—	538	—	996

Net income available to common stockholders	$4,951	$3,061	$9,356	$6,556

Basic earnings per share	$0.27	$0.26	$0.52	$0.56

Diluted earnings per share	$0.27	$0.26	$0.51	$0.56

Average basic shares outstanding	18,135	11,710	18,133	11,703

Average diluted shares outstanding	18,183	11,757	18,182	11,750

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2008	$—	$272	$204,298	$160,267	$(14,462)	$(5,069)	$(225,523)	$981	$(981)	$119,783

Comprehensive income:
Net income	—	—	—	7,552	—	—	—	—	—	7,552
Other comprehensive income:
Unrealized gain on securities (net of tax expense $764)	—	—	—	—	1,106	—	—	—	—	1,106

Total comprehensive income										8,658

Proceeds from issuance of preferred stock and warrants	36,921	—	1,342	—	—	—	—	—	—	38,263
Accretion of discount on preferred stock	119	—	—	(119)	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(63)	(13)	—	—	76	—	—	—
Stock awards	—	—	311	—	—	—	—	—	—	311
Allocation of ESOP stock	—	—	—	—	—	146	—	—	—	146
ESOP adjustment	—	—	61	—	—	—	—	—	—	61
Cash dividend - $0.40 per share	—	—	—	(4,707)	—	—	—	—	—	(4,707)
Cash dividend on preferred stock	245	—	—	(877)	—	—	—	—	—	(632)
Exercise of stock options	—	—	—	(15)	—	—	41	—	—	26
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(11)	11	—

Balance at June 30, 2009	$37,285	$272	$205,949	$162,088	$(13,356)	$(4,923)	$(225,406)	$970	$(970)	$161,909

Balance at December 31, 2009	$—	$336	$260,130	$163,063	$(10,753)	$(4,776)	$(224,464)	$986	$(986)	$183,536

Comprehensive income:
Net income	—	—	—	9,356	—	—	—	—	—	9,356
Other comprehensive income:
Unrealized gain on securities (net of tax expense $4,144)	—	—	—	—	6,156	—	—	—	—	6,156

Total comprehensive income										15,512

Expenses of common stock offering	—	—	(109)	—	—	—	—	—	—	(109)
Tax expense of stock plans	—	—	(23)	—	—	—	—	—	—	(23)
Stock awards	—	—	515	—	—	—	—	—	—	515
Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Allocation of ESOP stock	—	—	—	—	—	146	—	—	—	146
ESOP adjustment	—	—	56	—	—	—	—	—	—	56
Cash dividend - $0.24 per share	—	—	—	(4,381)	—	—	—	—	—	(4,381)
Exercise of stock options	—	—	—	—	—	—	7	—	—	7
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(39)	39	—

Balance at June 30, 2010	$—	$336	$260,138	$168,038	$(4,597)	$(4.630)	$(224,457)	$947	$(947)	$194,828

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$9,356	$7,552

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,065	972
Allocation of ESOP stock	146	146
ESOP adjustment	56	61
Stock awards	515	311
Amortization and impairment of servicing asset	1,006	1,387
Net premium amortization in excess of discount accretion on securities	672	281
Net amortization of deferred costs and discounts on loans	432	442
Provision for loan losses	4,400	2,000
Net gain on sale of real estate owned	(29)	(45)
Recovery from reserve for repurchased loans	—	(245)
Net gain on sales of loans and securities	(1,005)	(1,780)
Proceeds from sales of mortgage loans held for sale	50,872	132,163
Mortgage loans originated for sale	(47,441)	(140,926)
Increase in value of Bank Owned Life Insurance	(404)	(431)
Increase in interest and dividends receivable	(890)	(113)
Increase in other assets	(173)	(529)
(Decrease) increase in other liabilities	(2,401)	5,261

Total adjustments	6,821	(1,045)

Net cash provided by operating activities	16,177	6,507

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(43,689)	1,491
Proceeds from maturity or sale of investment securities available for sale	303	1,823
Purchase of mortgage-backed securities available for sale	(203,481)	(59,468)
Principal payments on mortgage-backed securities available for sale	24,403	11,699
Purchase of investment securities available for sale	(323)	—
(Increase) decrease in Federal Home Loan Bank of New York stock	(1,970)	4,722
Proceeds from sales of real estate owned	704	579
Purchases of premises and equipment	(698)	(852)

Net cash used in investing activities	(224,751)	(40,006)

continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$175,773	$90,438
Decrease in short-term borrowings	(29,140)	(52,076)
Proceeds from Federal Home Loan Bank advances	119,000	28,000
Repayments of Federal Home Loan Bank advances	(45,000)	(63,000)
Increase in advances by borrowers for taxes and insurance	814	1,135
Exercise of stock options	7	26
Dividends paid – common stock	(4,381)	(4,707)
Dividends paid – preferred stock	—	(632)
Redemption of warrants	(431)	—
Tax expense of stock plans	(23)	—
Proceeds from issuance of preferred stock and warrants	—	38,263
Expenses of common stock offering	(109)	—

Net cash provided by financing activities	216,510	37,447

Net increase in cash and due from banks	7,936	3,948

Cash and due from banks at beginning of period	23,016	18,475

Cash and due from banks at end of period	$30,952	$22,423

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$12,206	$17,133
Income taxes	5,805	4,868
Non cash activities:
Transfer of loans receivable to real estate owned	669	741

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC (“Columbia”), OceanFirst REIT Holdings, Inc., OceanFirst Services, LLC and 975 Holdings, LLC. 975 Holdings, LLC was established in the second quarter of 2010 as a wholly owned service corporation of the Bank for the purpose of taking legal possession of collateral repossessed as a result of commercial loan workout, foreclosure, judicial decree or court order for resale to third parties. The operations of Columbia were shuttered in late 2007.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average shares issued net of Treasury shares	18,822	12,369	18,822	12,366
Less: Unallocated ESOP shares	(553)	(588)	(558)	(592)
Unallocated incentive award shares and shares heldby deferred compensation plan	(134)	(71)	(131)	(71)

Average basic shares outstanding	18,135	11,710	18,133	11,703
Add: Effect of dilutive securities:
Stock options	—	1	—	1
Incentive awards and shares held bydeferred compensation plan	48	46	49	46

Average diluted shares outstanding	18,183	11,757	18,182	11,750

For the three months ended June 30, 2010 and 2009, antidilutive stock options of 1,904,000 and 1,644,000, respectively, were excluded from earnings per share calculations. For the six months ended June 30, 2010 and 2009 antidilutive stock options of 1,840,000 and 1,620,000, respectively, were excluded from earnings per share calculations.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2010

U.S. agency obligations	$323	$1	$—	$324
State and municipal obligations	300	—	—	300
Corporate debt securities	55,000	—	(16,970)	38,030
Equity investments	370	—	(66)	304

	$55,993	$1	$(17,036)	$38,958

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2009

U.S. agency obligations	$301	$5	$—	$306
State and municipal obligations	300	—	—	300
Corporate debt securities	55,000	—	(18,631)	36,369
Equity investments	370	—	(78)	292

	$55,971	$5	$(18,709)	$37,267

There were no realized gains or losses on the sale of investment securities available for sale for the three and six months ended June 30, 2010. For the six months ended June 30, 2009, the Company realized a loss on investment securities available for sale of $4,000. There were no realized gains or losses on the sale of investment securities available for sale for the three months ended June 30, 2009.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at June 30, 2010 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2010, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $38.0 million, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
June 30, 2010

Less than one year	$300	$300
Due after one year through five years	323	324
Due after five years through ten years	—	—
Due after ten years	55,000	38,030

	$55,623	$38,654

The estimated market value and unrealized loss for investment securities available for sale at June 30, 2010 and December 31, 2009 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
June 30, 2010

Corporate debt securities	$—	$—	$38,030	$(16,970)	$38,030	$(16,970)
Equity investments	—	—	304	(66)	304	(66)

	$—	$—	$38,334	$(17,036)	$38,334	$(17,036)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2009

Corporate debt securities	$—	$—	$36,369	$(18,631)	$36,369	$(18,631)
Equity investments	292	(78)	—	—	292	(78)

	$292	$(78)	$36,369	$(18,631)	$36,661	$(18,709)

At June 30, 2010, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$9,832	Baa3/BB
Chase Capital	10,000	7,513	A2/BBB+
Wells Fargo Capital	5,000	3,503	Baa1/A-
Huntington Capital	5,000	2,845	Ba1/B
Keycorp Capital	5,000	3,216	Baa3/BB
PNC Capital	5,000	3,835	Baa2/BBB
State Street Capital	5,000	3,856	A3/BBB+
SunTrust Capital	5,000	3,430	Baa3/BB

	$55,000	$38,030

At June 30, 2010, the market value of each corporate debt security was below cost. The portfolio consisted of eleven $5.0 million issues spread between eight issuers due to consolidation. The corporate debt securities are issued by financial institutions with credit ratings ranging from a high of A2 to a low of B as rated by one of the internationally-recognized credit rating services. These floating-rate corporate debt securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate corporate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that these available for sale securities were only temporarily impaired at June 30, 2010. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. Although some credit ratings declined since December 31, 2009, the estimated market value for most securities improved over the prior year-end. Additionally, the Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized under regulatory guidelines and each issuer was able to raise capital during 2009. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028. The Company has historically not actively sold investment securities.

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

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities, the capital position of the issuers, the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at June 30, 2010.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2010

FHLMC	$9,156	$443	$—	$9,599
FNMA	340,453	8,661	—	349,114
GNMA	1,102	159	—	1,261

	$350,711	$9,263	$—	$359,974

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2009

FHLMC	$12,423	$442	$—	$12,865
FNMA	199,381	1,517	(1,485)	199,413
GNMA	1,185	159	—	1,344

	$212,989	$2,118	$(1,485)	$213,622

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three and six months ended June 30, 2010 and 2009.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at December 31, 2009, segregated by the duration of the unrealized loss are as follows (in thousands). There were no unrealized losses at June 30, 2010.

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2009

FNMA	$95,655	$(1,485)	$—	$—	$95,655	$(1,485)

The mortgage-backed securities are issued and guaranteed by FNMA, a corporation which is chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally-recognized credit rating services. FNMA has been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorship has no specified termination date. Also, FNMA has entered into a Stock Purchase Agreement, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provides FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities before recovery of their amortized cost. As a result, the Company concluded that these available for sale securities were only temporarily impaired.

Note 5. Loans Receivable, Net

Loans receivable, net at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Real estate:
One-to-four family	$957,208	$954,736
Commercial real estate, multi-family and land	425,877	396,883
Construction	10,527	9,241
Consumer	214,178	217,290
Commercial	77,876	70,214

Total loans	1,685,666	1,648,364
Loans in process	(2,996)	(3,466)
Deferred origination costs, net	4,893	4,767
Allowance for loan losses	(17,146)	(14,723)

Total loans, net	1,670,417	1,634,942
Less: Mortgage loans held for sale	2,945	5,658

Loans receivable, net	$1,667,472	$1,629,284

An analysis of the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$15,632	$12,019	$14,723	$11,665
Provision charged to operations	2,200	1,200	4,400	2,000
Charge-offs	(708)	(461)	(2,089)	(914)
Recoveries	22	—	112	7

Balance at end of period	$17,146	$12,758	$17,146	$12,758

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$819	$1,109	$819	$1,143
Recoveries	—	(211)	—	(245)
Loss on loans repurchased	(10)	(63)	(10)	(63)

Balance at end of period	$809	$835	$809	$835

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At June 30, 2010, there is one outstanding loan repurchase request on a loan with a principal balance of $250,000 which the Company is evaluating. There are also seven claims from one loan investor totaling $2.8 million that the Company believes are covered by a settlement agreement and release between Columbia and the loan investor executed in August 2007. The Company intends to vigorously contest these claims and believes there are valid defenses, including the settlement and release agreement.

Note 7. Deposits

The major types of deposits at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Type of Account

Non-interest-bearing	$136,517	$107,721
Interest-bearing checking	748,776	615,347
Money market deposit	105,354	96,886
Savings	243,228	232,081
Time deposits	306,097	312,164

Total deposits	$1,539,972	$1,364,199

Note 8. Recent Accounting Pronouncements

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

Accounting Standards Update 2010-20, amends ASC Topic 310 (Receivables) to require significant new disclosures about the credit quality of financial receivables/loans and the allowance for credit losses. The objective of the new disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables, and (2) the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance (either by portfolio segment or by class of financing receivables). The required disclosures include, among other things, a rollforward of the allowance for credit losses by portfolio segment, as well as information about credit quality indicators and modified, impaired, non-accrual and past due loans. The disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) will be required in all interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Company). Disclosures of activity that occurs during a reporting period (e.g., loan modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).

Note 9. Recent Legislative Update

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which is currently the primary federal regulator for the Company and its subsidiary, OceanFirst Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense. The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as OceanFirst Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act also directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees.

Unlike bank holding companies, thrift holding companies, including the Company, are not currently subject to consolidated capital requirements. The Dodd-Frank Act immediately authorizes the Office of Thrift Supervision and its successor regulator of thrift holding companies, the Board of Governors of the Federal Reserve, to promulgate capital requirements for all thrift holding companies, including the Company. The Dodd-Frank Act also extends the “source of strength” doctrine to include thrift holding companies, including the Company. The federal banking regulatory agencies are required to issue joint rules within two years of enactment of the Dodd-Frank act requiring that all bank and thrift holding companies serve as a source of strength for any depository institution subsidiary.

Five years after the date of enactment of the Dodd-Frank Act, thrift holding companies that were not subject to the authority of the Board of Governors of the Federal Reserve as of May 19, 2010, including the Company, will be subject to the following (i) minimum capital requirements for thrift holding companies that can be no lower than the generally applicable capital requirements that were in effect for insured depositories as of the date of enactment of the Dodd-Frank Act; (ii) any trust preferred securities issued after May 19, 2010 are removed as a permitted component of a holding company’s Tier 1 capital; (iii) for holding companies with $15 billion or more in consolidated assets, any trust preferred securities issued before May 19, 2010 will no longer be a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period which begins January 1, 2013; and (iv) for holding companies, such as the Company, with less than $15 billion in consolidated assets, any trust preferred securities issued before May 19, 2010 may remain a component of a holding company’s Tier 1 capital.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase the Company’s operating and compliance costs and could also increase interest expense.

Note 10. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2010

Items measured on a recurring basis:
Investment securities available for sale:
Corporate debt securities	$38,030	$—	$38,030	$—
Other securities	928	628	300	—
Mortgage-backed securities available for sale	359,974	—	359,974	—
Items measured on a non-recurring basis:
Real estate owned	577	—	—	577
Loans measured for impairment based on the fair value of the underlying collateral	1,153	—	—	1,153

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009

Items measured on a recurring basis:
Investment securities available for sale:
Corporate debt securities	$36,369	$—	$36,369	$—
Other securities	898	598	300	—
Mortgage-backed securities available for sale	213,622	—	213,622	—
Items measured on a non-recurring basis:
Real estate owned	2,613	—	—	2,613
Loans measured for impairment based on the fair value of the underlying collateral	499	—	—	499

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

The Company utilizes third party pricing services to obtain estimated market values for its corporate bonds. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their market and value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of valuation inputs. Based on the Company’s review of available documentation and discussions with the third party pricing service, management concluded that Level 2 inputs were utilized. The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities and observations of equity and credit default swap curves related to the issuer.

Real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals.

Note 11. Fair Value of Financial Instruments

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

The estimated fair values of the Bank’s significant financial instruments as of June 30, 2010 and December 31, 2009 are presented in the following tables (in thousands).

	Book Value	Fair Value
June 30, 2010
Financial Assets:
Cash and due from banks	$30,952	$30,952
Investment securities available for sale	38,958	38,958
Mortgage-backed securities available for sale	359,974	359,974
Federal Home Loan Bank of New York stock	21,404	21,404
Loans receivable and mortgage loans held for sale	1,670,417	1,674,948
Financial Liabilities:
Deposits	1,539,972	1,544,597
Borrowed funds	469,933	475,127

	Book Value	Fair Value
December 31, 2009
Financial Assets:
Cash and due from banks	$23,016	$23,016
Investment securities available for sale	37,267	37,267
Mortgage-backed securities available for sale	213,622	213,622
Federal Home Loan Bank of New York stock	19,434	19,434
Loans receivable and mortgage loans held for sale	1,634,942	1,628,898
Financial Liabilities:
Deposits	1,364,199	1,366,206
Borrowed funds	425,073	427,061

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because a limited market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other significant unobservable inputs. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following table sets forth certain information relating to the Company for the three and six months ended June 30, 2010 and 2009. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$55,975	$141	1.01%	$55,822	$288	2.06%
FHLB stock	24,189	255	4.22	17,117	264	6.17
Mortgage-backed securities (1)	360,030	3,185	3.54	93,215	873	3.75
Loans receivable, net (2)	1,643,066	22,226	5.41	1,650,217	22,791	5.52

Total interest-earning assets	2,083,260	25,807	4.96	1,816,371	24,216	5.33

Non-interest-earning assets	110,944			85,951

Total assets	$2,194,204			$1,902,322

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,031,378	2,063.80		$885,946	2,504	1.13
Time deposits	305,179	1,417	1.86	353,608	2,273	2.57

Total	1,336,557	3,480	1.04	1,239,554	4,777	1.54
Borrowed funds	530,071	2,630	1.98	375,891	3,285	3.50

Total interest-bearing liabilities	1,866,628	6,110	1.31	1,615,445	8,062	2.00

Non-interest-bearing deposits	126,745			111,895
Non-interest-bearing liabilities	12,900			17,668

Total liabilities	2,006,273			1,745,008
Stockholders’ equity	187,931			157,314

Total liabilities and stockholders’ equity	$2,194,204			$1,902,322

Net interest income		$19,697			$16,154

Net interest rate spread (3)			3.65%			3.33%

Net interest margin (4)			3.78%			3.56%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$55,973	$268.96%		$55,978	$589	2.10%
FHLB stock	24,236	458	3.78	18,104	413	4.56
Mortgage-backed securities (1)	333,924	5,947	3.56	84,899	1,641	3.87
Loans receivable, net (2)	1,638,013	44,209	5.40	1,651,158	45,963	5.57

Total interest-earning assets	2,052,146	50,882	4.96	1,810,139	48,606	5.37

Non-interest-earning assets	109,330			85,903

Total assets	$2,161,476			$1,896,042

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$998,499	4,046.81		$865,581	5,157	1.19
Time deposits	305,702	2,865	1.87	356,854	4,716	2.64

Total	1,304,201	6,911	1.06	1,222,435	9,873	1.62
Borrowed funds	533,795	5,305	1.99	393,447	6,918	3.52

Total interest-bearing liabilities	1,837,996	12,216	1.33	1,615,882	16,791	2.08

Non-interest-bearing deposits	120,131			108,629
Non-interest-bearing liabilities	17,694			17,308

Total liabilities	1,975,821			1,741,819
Stockholders’ equity	185,655			154,223

Total liabilities and stockholders’ equity	$2,161,476			$1,896,042

Net interest income		$38,666			$31,815

Net interest rate spread (3)			3.63%			3.29%

Net interest margin (4)			3.77%			3.52%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest - earning assets and the cost of interest - bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest - earning assets.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets at June 30, 2010 were $2.220 billion, an increase of $189.7 million, compared to $2.030 billion at December 31, 2009.

Mortgage-backed securities available for sale increased to $360.0 million at June 30, 2010, as compared to $213.6 million at December 31, 2009 primarily due to purchases of $162.8 million, all of which were issued by U.S. government sponsored enterprises.

Loans receivable, net increased by $38.2 million to a balance of $1.667 billion at June 30, 2010, compared to a balance of $1.629 billion at December 31, 2009. The growth was concentrated in commercial real estate and commercial loans.

Deposit balances increased $175.8 million to $1.540 billion at June 30, 2010 from $1.364 billion at December 31, 2009. Core deposits, defined as all deposits excluding time deposits, increased $181.8 million partly offset by a $6.1 million decrease in time deposits as the Bank continued to moderate its pricing for this product. Federal Home Loan Bank advances increased by $37.0 million to $370.0 million at June 30, 2010, as compared to $333.0 million at December 31, 2009. The increase in core deposits and Federal Home Loan Bank advances were primarily used to fund the increase in mortgage-backed securities.

Stockholders’ equity at June 30, 2010 increased to $194.8 million, as compared to $183.5 million at December 31, 2009, primarily due to net income and a reduction in accumulated other comprehensive loss partly offset by the cash dividend on common stock.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and June 30, 2009

General

Net income available to common stockholders for the three months ended June 30, 2010 was $5.0 million or $0.27 per diluted share, as compared to net income available to common stockholders of $3.1 million, or $0.26 per diluted share, for the corresponding prior year period. For the six months ended June 30, 2010, net income available to common stockholders was $9.4 million or $0.51 per diluted share, as compared to net income available to common stockholders of $6.6 million or $0.56 per diluted share for the corresponding prior year period. For both the three and six months ended June 30, 2010 diluted earnings per share reflects the higher number of average diluted shares outstanding from the issuance of additional common shares in November 2009.

Interest Income

Interest income for the three and six months ended June 30, 2010 was $25.8 million and $50.9 million, respectively, as compared to $24.2 million and $48.6 million, respectively, for the three and six months ended June 30, 2009. The yield on interest-earning assets declined to 4.96% for both the three and six months ended June 30, 2010, as compared to 5.33% and 5.37%, respectively, for the same prior year periods. Average interest-earning assets increased by $266.9 million and $242.0 million, respectively, for the three and six months ended June 30, 2010, as compared to the same prior year periods. The increase was primarily in average mortgage-backed securities which rose $266.8 million and $249.0 million, respectively, for the three and six months ended June 30, 2010.

Interest Expense

Interest expense for the three and six months ended June 30, 2010 was $6.1 million and $12.2 million, respectively, compared to $8.1 million and $16.8 million, respectively, for the three and six months ended June 30, 2009. The cost of interest-bearing liabilities decreased to 1.31% and 1.33%, respectively, for the three and six months ended June 30, 2010, as compared to 2.00% and 2.08%, respectively, in the same prior year periods. Average interest-bearing liabilities increased by $251.2 million and $222.1 million, respectively, for the three and six months ended June 30, 2010, as compared to the same prior year periods. The increase was primarily in average borrowed funds which increased $154.2 million and $140.3 million, respectively, and average transaction deposits which increased $145.4 million and $132.9 million, respectively, partly offset by a decrease in average time deposits of $48.4 million and $51.2 million, respectively. The additional borrowings and transaction deposits were used to fund the increase in mortgage-backed securities.

Net Interest Income

Net interest income for the three and six months ended June 30, 2010 increased to $19.7 million and $38.7 million, respectively, as compared to $16.2 million and $31.8 million, respectively, in the same prior year periods reflecting a higher net interest margin and higher levels of interest-earning assets. The net interest margin increased to 3.78% and 3.77%, respectively, for the three and six months ended June 30, 2010 from 3.56% and 3.52%, respectively, in the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 2010, the provision for loan losses was $2.2 million and $4.4 million, respectively, compared to $1.2 million and $2.0 million, respectively, in the same prior year periods primarily due to the increase in non-performing loans and net charge-offs and partially due to higher loan balances and continued economic stress. Non-performing loans increased $893,000 at June 30, 2010 to $29.2 million from $28.3 million at December 31, 2009. Net charge-offs for the six months ended June 30, 2010 were $2.0 million, as compared to $907,000 in the same prior year period. Net charge-offs for the six months ended June 30, 2010 included $1.1 million relating to loans originated by Columbia, the Company’s mortgage banking subsidiary which has since been shuttered.

Other Income

Other income decreased to $3.6 million and $6.6 million, respectively, for the three and six months ended June 30, 2010, as compared to $4.2 million and $7.3 million, respectively, in the same prior year periods. Loan servicing income (loss) increased to income of $159,000 for the six months ended June 30, 2010 from a loss of $221,000 in the same prior year period due to an impairment to the loan servicing asset of $263,000 recognized in the first quarter of 2009. Fees and service charges increased to $2.8 million and $5.4 million, respectively, for the three and six months ended June 30, 2010 as compared to $2.6 million and $5.1 million for the corresponding prior year periods. The increase was due to higher fees from merchant services, checking accounts and trust services partly offset by reduced fees from investment services. The net gain on sales of loans decreased to $502,000 and $1.0 million, respectively, for the three and six months ended June 30, 2010, as compared to $1.4 million and $2.0 million, respectively, for the corresponding prior year periods due to a decline in the volume of loans sold. The net loss from other real estate operations was $364,000 for the six months ended June 30, 2010, as compared to a gain of $5,000 in the same prior year period due to current period write-downs in the value of properties previously acquired.

Operating Expenses

Operating expenses increased to $13.3 million and $26.0 million, respectively, for the three and six months ended June 30, 2010, as compared to $13.2 million and $25.0 million, respectively, for the corresponding prior year periods. Compensation and employee benefits costs increased due to higher incentive compensation and stock plan expense. The increase was also due to the reduction in mortgage loan closings from prior year levels. Higher loan closings in the prior year increased deferred loan expense which is reflected as a reduction to compensation expense. Occupancy expense decreased by $486,000 and $497,000, respectively, from the prior periods due to a $556,000 charge in the second quarter of 2009 relating to all remaining lease obligations of Columbia. Federal deposit insurance expense decreased by $719,000 and $587,000, respectively, from the prior periods due to a special assessment of $869,000 in the second quarter of 2009.

Provision for Income Taxes

Income tax expense was $2.9 million and $5.5 million, respectively, for the three and six months ended June 30, 2010, as compared to an expense of $2.3 million and $4.6 million, respectively, for the same prior year periods. The effective tax rate decreased slightly to 36.8% and 37.1%, respectively, for the three and six months ended June 30, 2010, as compared to 38.7% and 37.8%, respectively, in the same prior periods.

Dividends on Preferred Stock and Warrant Accretion

Dividends on preferred stock and warrant accretion totaled $538,000 and $1.0 million, respectively, for the three and six months ended June 30, 2009, as compared to no amounts in the current year periods. The preferred stock was redeemed on December 30, 2009 and the related warrant was repurchased on February 3, 2010. The warrant repurchase had no effect on net income available to common stockholders for the six months ended June 30, 2010.

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

At June 30, 2010, the Company had outstanding overnight borrowings from the FHLB of $100.0 million, as compared to $87.0 million in overnight borrowings at December 31, 2009. The Company utilizes the overnight line to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $370.0 million at June 30, 2010, an increase from $333.0 million at December 31, 2009.

The Company’s cash needs for the six months ended June 30, 2010 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and increased Federal Home Loan Bank advances. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and the repayment of short-term borrowings. For the six months ended June 30, 2009, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and the issuance of preferred stock. The cash provided was principally used for loan originations, the purchase of mortgage-backed securities and to reduce borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2010, outstanding commitments to originate loans totaled $64.1 million; outstanding unused lines of credit totaled $207.2 million; and outstanding commitments to sell loans totaled $58.6 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $197.1 million at June 30, 2010. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first six months of 2010 were $4.4 million as compared to $4.7 million in the same prior year period. On July 21, 2010, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on August 13, 2010 to stockholders of record at the close of business on August 2, 2010.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock, long-term debt and trust preferred securities. For the first six months of 2010, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the Office of Thrift Supervision (“OTS”). Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS could object to a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe and unsound practice. The Company cannot predict whether the OTS may object to any future notices or fail to approve any future applications to pay a dividend to OceanFirst Financial Corp. At June 30, 2010, OceanFirst Financial Corp. held $25.6 million in cash and $304,000 in investment securities available for sale.

At June 30, 2010, the Bank exceeded all of its regulatory capital requirements with tangible capital of $193.8 million, or 8.7% of total adjusted assets, which is above the required level of $33.4 million or 1.5%; core capital of $193.8 million or 8.7% of total adjusted assets, which is above the required level of $89.0 million, or 4.0% and risk-based capital of $205.1 million, or 14.4% of risk-weighted assets, which is above the required level of $114.2 million or 8.0%. The Bank is considered a “well-capitalized” institution under the OTS’ Prompt Corrective Action Regulations.

At June 30, 2010, the Company maintained tangible common equity of $194.8 million, for a tangible common equity to assets ratio of 8.8%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $58.6 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2010 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$469,933	$258,433	$95,000	$89,000	$27,500
Commitments to Originate Loans	64,113	64,113	—	—	—
Commitments to Fund Unused Lines of Credit	207,214	207,214	—	—	—

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

	June 30, 2010	December 31, 2009

	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$21,246	$19,142
Commercial real estate	2,831	5,152
Construction	368	368
Consumer	3,789	3,031
Commercial	979	627

Total non-performing loans	29,213	28,320
REO, net	2,607	2,613

Total non-performing assets	$31,820	$30,933

Delinquent loans 30-89 days	$18,424	$15,528

Allowance for loan losses as a percent of total loans receivable	1.02%	.89%
Allowance for loan losses as percent of total non-performing loans	58.69	51.99
Non-performing loans as a percent of total loans receivable	1.73	1.72
Non-performing assets as a percent of total assets	1.43	1.52

Excluded from non-performing loans at June 30, 2010 was a $2.6 million loan which was 52 days delinquent and was included in the delinquent loans 30-89 days total. The borrower filed for bankruptcy protection subsequent to quarter-end. The Company established an $800,000 specific reserve for this loan as of June 30, 2010 based upon all available information including the bankruptcy filing. Included in the non-accrual loan total at June 30, 2010 was $167,000 of troubled debt restructured loans as compared to $1.6 million at December 31, 2009. The non-performing loan total includes $650,000 of repurchased one-to-four family and consumer loans and $2.4 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. Non-performing loans are concentrated in one-to-four family loans which comprise 72.7% of the total. At June 30, 2010, the average weighted loan-to-value ratio (using appraisal value at time of origination) of non-performing loans was 75% as compared to 58% for the total mortgage loan portfolio. The largest non-performing loan is a one-to-four family loan for $3.5 million which is secured by a first mortgage on a property with an appraised value of $4.1 million.

The Company also classifies loans in accordance with regulatory guidelines. At June 30, 2010, the Company had $11.3 million designated as Special Mention, $52.0 million classified as Substandard and $1.5 million classified as Doubtful as compared to $12.0 million, $41.4 million and $33,000, respectively, at December 31, 2009. The largest Special Mention loan at June 30, 2010 is comprised of two credit facilities to a large real estate agency with an aggregate balance of $2.8 million which was current as to payments, but criticized due to operating results. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $9.3 million, which was current as to payments, but criticized due to declining revenue and poor operating results. The loans are well-secured by commercial real estate and other business assets. The largest Doubtful loan is a loan for $2.6 million of which $1.5 million is classified as Doubtful and $1.1 million is classified as Substandard. The loan is delinquent and the borrower has filed for bankruptcy protection. The loan is secured by commercial real estate and also carries a personal guarantee. The Company has established an $800,000 specific reserve for this loan. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $19.3 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services.

At June 30, 2010, the Bank was holding subprime loans with a gross principal balance of $1.9 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $1.5 million, and ALT-A loans with a gross principal balance of $4.0 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $3.8 million.

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

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2010 which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At June 30, 2010, the Company’s one-year gap was negative 1.23% as compared to negative 0.04% at December 31, 2009.

At June 30, 2010	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$9,517	$—	$—	$—	$—	$9,517
Investment securities	55,000	300	323	—	370	55,993
FHLB stock	—	—	—	—	21,404	21,404
Mortgage-backed securities	16,771	47,333	108,203	86,714	91,690	350,711
Loans receivable (2)	310,546	459,323	567,376	214,072	131,353	1,682,670

Total interest-earning assets	391,834	506,956	675,902	300,786	244,817	2,120,295

Interest-bearing liabilities:
Money market deposit accounts	4,789	14,366	38,310	47,889	—	105,354
Savings accounts	10,990	34,415	87,921	109,902	—	243,228
Interest-bearing checking accounts	321,337	61,034	162,757	203,648	—	748,776
Time deposits	107,142	89,928	57,539	23,850	27,638	306,097
FHLB advances	140,000	46,000	95,000	89,000	—	370,000
Securities sold under agreements to repurchase	72,433	—	—	—	—	72,433
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	679,191	245,743	441,527	474,289	32,638	1,873,388

Interest sensitivity gap (3)	$(287,357)	$261,213	$234,375	$(173,503)	$212,179	$246,907

Cumulative interest sensitivity gap	$(287,357)	$(26,144)	$208,231	$34,728	$246,907	$246,907

Cumulative interest sensitivity gap as a percent of total interest- earning assets	(13.57)%	(1.23)%	9.83%	1.64%	11.52%	11.52%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2010 and December 31, 2009. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2009.

	June 30, 2010					December 31, 2009
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$195,303	(11.4)%	9.2%	$74,528	(5.4)%	$192,771	(12.6)%	9.9%	$68,804	(7.0)%
100	214,205	(2.8)	9.8	77,112	(2.2)	209,887	(4.8)	10.6	71,779	(3.0)
Static	220,488	—	9.9	78,816	—	220,452	—	10.9	74,004	—
(100)	211,596	(4.0)	9.4	74,972	(4.9)	216,497	(1.8)	10.5	70,661	(4.5)
(200)	213,485	(3.2)	9.5	69,580	(11.7)	206,585	(6.3)	10.1	65,067	(12.1)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2009 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2009 except as described below.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which is currently the primary federal regulator for the Company and its subsidiary, OceanFirst Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense. The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as OceanFirst Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act also directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees.

Unlike bank holding companies, thrift holding companies, including the Company, are not currently subject to consolidated capital requirements. The Dodd-Frank Act immediately authorizes the Office of Thrift Supervision and its successor regulator of thrift holding companies, the Board of Governors of the Federal Reserve, to promulgate capital requirements for all thrift holding companies, including the Company. The Dodd-Frank Act also extends the “source of strength” doctrine to include thrift holding companies, including the Company. The federal banking regulatory agencies are required to issue joint rules within two years of enactment of the Dodd-Frank act requiring that all bank and thrift holding companies serve as a source of strength for any depository institution subsidiary.

Five years after the date of enactment of the Dodd-Frank Act, thrift holding companies that were not subject to the authority of the Board of Governors of the Federal Reserve as of May 19, 2010, including the Company, will be subject to the following (i) minimum capital requirements for thrift holding companies that can be no lower than the generally applicable capital requirements that were in effect for insured depositories as of the date of enactment of the Dodd-Frank Act; (ii) any trust preferred securities issued after May 19, 2010 are removed as a permitted component of a holding company’s Tier 1 capital; (iii) for holding companies with $15 billion or more in consolidated assets, any trust preferred securities issued before May 19, 2010 will no longer be a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period which begins January 1, 2013; and (iv) for holding companies, such as the Company, with less than $15 billion in consolidated assets, any trust preferred securities issued before May 19, 2010 may remain a component of a holding company’s Tier 1 capital.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase the Company’s operating and compliance costs and could also increase interest expense.

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

OceanFirst Financial Corp.
Registrant

DATE: August 9, 2010	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board, President and
Chief Executive Officer

DATE: August 9, 2010	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	29