Form 10-Q
period 2010-09-30
OCEANFIRST FINANCIAL CORP
filed 2010-11-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

YES  ☐    NO   ☒.

As of November 3, 2010, there were 18,822,556 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and due from banks	$29,632	$23,016
Investment securities available for sale	68,919	37,267
Federal Home Loan Bank of New York stock, at cost	17,425	19,434
Mortgage-backed securities available for sale	343,410	213,622
Loans receivable, net	1,665,997	1,629,284
Mortgage loans held for sale	4,086	5,658
Interest and dividends receivable	7,085	6,059
Real estate owned, net	2,242	2,613
Premises and equipment, net	21,843	22,088
Servicing asset	5,661	6,515
Bank Owned Life Insurance	40,594	39,970
Other assets	18,484	24,502

Total assets	$2,225,378	$2,030,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,623,516	$1,364,199
Securities sold under agreements to repurchase with retail customers	70,874	64,573
Federal Home Loan Bank advances	280,000	333,000
Other borrowings	27,500	27,500
Due to brokers	3,456	40,684
Advances by borrowers for taxes and insurance	7,782	7,453
Other liabilities	12,821	9,083

Total liabilities	2,025,949	1,846,492

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued at September 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,822,556 and 18,821,956 shares outstanding at September 30, 2010 and December 31, 2009, respectively	336	336
Additional paid-in capital	260,435	260,130
Retained earnings	171,085	163,063
Accumulated other comprehensive loss	(3,413)	(10,753)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,557)	(4,776)
Treasury stock, 14,744,216 and 14,744,816 shares at September 30, 2010 and December 31, 2009, respectively	(224,457)	(224,464)
Common stock acquired by Deferred Compensation Plan	951	986
Deferred Compensation Plan Liability	(951)	(986)

Total stockholders’ equity	199,429	183,536

Total liabilities and stockholders’ equity	$2,225,378	$2,030,028

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income:
Loans	$22,314	$22,618	$66,524	$68,581
Mortgage-backed securities	2,976	817	8,923	2,458
Investment securities and other	438	406	1,164	1,408

Total interest income	25,728	23,841	76,611	72,447

Interest expense:
Deposits	3,781	4,263	10,693	14,136
Borrowed funds	2,379	2,876	7,683	9,794

Total interest expense	6,160	7,139	18,376	23,930

Net interest income	19,568	16,702	58,235	48,517

Provision for loan losses	1,600	1,500	6,000	3,500

Net interest income after provision for loan losses	17,968	15,202	52,235	45,017

Other income:
Loan servicing income (loss)	72	119	231	(102)
Fees and service charges	2,760	2,700	8,117	7,804
Net gain on sales of loans and securities available for sale	1,210	1,094	2,215	3,119
Net (loss) gain from other real estate operations	(45)	67	(408)	71
Income from Bank Owned Life Insurance	220	202	624	634
Other	2	363	6	368

Total other income	4,219	4,545	10,785	11,894

Operating expenses:
Compensation	7,326	6,216	20,907	17,781
Occupancy	1,325	1,398	4,117	4,687
Equipment	568	478	1,581	1,428
Marketing	514	467	1,341	1,171
Federal deposit insurance	663	605	1,983	2,512
Data processing	858	812	2,521	2,506
Legal	279	236	843	1,086
Check card processing	311	287	937	792
Accounting and audit	143	135	465	466
General and administrative	1,773	1,719	5,027	4,948

Total operating expenses	13,760	12,353	39,722	37,377

Income before provision for income taxes	8,427	7,394	23,298	19,534
Provision for income taxes	3,189	2,860	8,704	7,448

Net income	5,238	4,534	14,594	12,086
Dividends on preferred stock and warrant accretion	—	537	—	1,539

Net income available to common stockholders	$5,238	$3,997	$14,594	$10,547

Basic earnings per share	$0.29	$0.34	$0.80	$0.90

Diluted earnings per share	$0.29	$0.34	$0.80	$0.90

Average basic shares outstanding	18,146	11,724	18,137	11,710

Average diluted shares outstanding	18,194	11,772	18,186	11,758

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2008	$—	$272	$204,298	$160,267	$(14,462)	$(5,069)	$(225,523)	$981	$(981)	$119,783

Comprehensive income:
Net income	—	—	—	12,086	—	—	—	—	—	12,086
Other comprehensive income:
Unrealized gain on securities (net of tax expense $2,264)	—	—	—	—	3,278	—	—	—	—	3,278

Total comprehensive income										15,364

Proceeds from issuance of preferred stock and warrants	36,921	—	1,342	—	—	—	—	—	—	38,263
Accretion of discount on preferred stock	179	—	—	(179)	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(695)	(221)	—	—	916	—	—	—
Stock awards	—	—	524	—	—	—	—	—	—	524
Allocation of ESOP stock	—	—	—	—	—	220	—	—	—	220
ESOP adjustment	—	—	96	—	—	—	—	—	—	96
Cash dividend - $0.60 per share	—	—	—	(7,061)	—	—	—	—	—	(7,061)
Cash dividend on preferred stock	245	—	—	(1,355)	—	—	—	—	—	(1,110)
Exercise of stock options	—	—	—	(50)	—	—	143	—	—	93

Balance at September 30, 2009	$37,345	$272	$205,565	$163,487	$(11,184)	$(4,849)	$(224,464)	$981	$(981)	$166,172

Balance at December 31, 2009	$—	$336	$260,130	$163,063	$(10,753)	$(4,776)	$(224,464)	$986	$(986)	$183,536

Comprehensive income:
Net income	—	—	—	14,594	—	—	—	—	—	14,594
Other comprehensive income:
Unrealized gain on securities (net of tax expense $4,961)	—	—	—	—	7,340	—	—	—	—	7,340

Total comprehensive income										21,934

Expenses of common stock offering	—	—	(109)	—	—	—	—	—	—	(109)
Tax expense of stock plans	—	—	(23)	—	—	—	—	—	—	(23)
Stock awards	—	—	781	—	—	—	—	—	—	781
Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Allocation of ESOP stock	—	—	—	—	—	219	—	—	—	219
ESOP adjustment	—	—	87	—	—	—	—	—	—	87
Cash dividend $0.36 per share	—	—	—	(6,572)	—	—	—	—	—	(6,572)
Exercise of stock options	—	—	—	—	—	—	7	—	—	7
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(35)	35	—

Balance at September 30, 2010	$—	$336	$260,435	$171,085	$(3,413)	$(4,557)	$(224,457)	$951	$(951)	$199,429

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$14,594	$12,086

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,604	1,469
Allocation of ESOP stock	219	220
ESOP adjustment	87	96
Stock awards	781	524
Amortization and impairment of servicing asset	1,500	1,856
Net premium amortization in excess of discount accretion on securities	1,101	429
Net amortization of deferred costs and discounts on loans	690	705
Provision for loan losses	6,000	3,500
Net gain on sale of real estate owned	(77)	(166)
Recovery from reserve for repurchased loans	—	(245)
Net gain on sales of loans and securities	(2,215)	(2,874)
Net loss on sale of fixed assets	—	6
Proceeds from sales of mortgage loans held for sale	101,911	194,302
Mortgage loans originated for sale	(98,770)	(193,858)
Increase in value of Bank Owned Life Insurance	(624)	(633)
Increase in interest and dividends receivable	(1,026)	(114)
Decrease (increase) in other assets	1,057	(878)
Increase in other liabilities	3,738	3,720

Total adjustments	15,976	8,059

Net cash provided by operating activities	30,570	20,145

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(44,048)	20,675
Purchase of investment securities available for sale	(26,663)	—
Proceeds from sale of investment securities available for sale	1,300	1,973
Purchase of mortgage-backed securities available for sale	(203,481)	(59,468)
Principal repayments on mortgage-backed securities available for sale	41,376	18,852
Decrease in Federal Home Loan Bank of New York stock	2,009	6,032
Proceeds from sales of real estate owned	1,093	1,402
Real estate owned acquired	—	(332)
Purchases of premises and equipment	(1,359)	(1,365)

Net cash used in investing activities	(229,773)	(12,231)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$259,317	$83,777
Decrease in short-term borrowings	(100,699)	(48,826)
Proceeds from Federal Home Loan Bank advances	139,000	28,000
Repayments of Federal Home Loan Bank advances	(85,000)	(98,000)
Increase in advances by borrowers for taxes and insurance	329	242
Exercise of stock options	7	93
Dividends paid – common stock	(6,572)	(7,061)
Dividends paid – preferred stock	—	(1,110)
Redemption of warrants	(431)	—
Tax expense of stock plans	(23)	—
Proceeds from issuance of preferred stock and warrants	—	38,263
Expenses of common stock offering	(109)	—

Net cash provided by (used in) financing activities	205,819	(4,622)

Net increase in cash and due from banks	6,616	3,292

Cash and due from banks at beginning of period	23,016	18,475

Cash and due from banks at end of period	$29,632	$21,767

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$18,458	$24,449
Income taxes	7,753	6,868
Non-cash activities:
Transfer of loans receivable to real estate owned	645	967

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”), and its wholly-owned subsidiaries, Columbia Home Loans, LLC (“Columbia”), OceanFirst REIT Holdings, Inc., OceanFirst Services, LLC and 975 Holdings, LLC. 975 Holdings, LLC was established in the second quarter of 2010 as a wholly-owned service corporation of the Bank for the purpose of taking legal possession of collateral repossessed as a result of commercial loan workout, foreclosure, judicial decree or court order for resale to third parties. The operations of Columbia were shuttered in late 2007.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average shares issued net of Treasury shares	18,823	12,387	18,822	12,374
Less: Unallocated ESOP shares	(545)	(579)	(553)	(588)
Unallocated incentive award shares and shares held by deferred compensation plan	(132)	(84)	(132)	(76)

Average basic shares outstanding	18,146	11,724	18,137	11,710
Add: Effect of dilutive securities:
Stock options	—	1	—	1
Incentive awards and shares held by deferred compensation plan	48	47	49	47

Average diluted shares outstanding	18,194	11,772	18,186	11,758

For the three months ended September 30, 2010 and 2009, antidilutive stock options of 1,876,000 and 1,639,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2010 and 2009, antidilutive stock options of 1,852,000 and 1,623,000, respectively, were excluded from earnings per share calculations.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2010

U.S. agency obligations	$21,193	$24	$(2)	$21,215
State and municipal obligations	8,216	7	(26)	8,197
Corporate debt securities	55,000	—	(15,786)	39,214
Equity investments	370	—	(77)	293

	$84,779	$31	$(15,891)	$68,919

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2009

U.S. agency obligations	$301	$5	$—	$306
State and municipal obligations	300	—	—	300
Corporate debt securities	55,000	—	(18,631)	36,369
Equity investments	370	—	(78)	292

	$55,971	$5	$(18,709)	$37,267

There were no realized gains or losses on the sale of investment securities available for sale for the three and nine months ended September 30, 2010. For the nine months ended September 30, 2009, the Company realized a loss on investment securities available for sale of $4,000. There were no realized gains or losses on the sale of investment securities available for sale for the three months ended September 30, 2009.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at September 30, 2010 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2010, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $39.2 million, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
September 30, 2010

Less than one year	$300	$300
Due after one year through five years	29,109	29,112
Due after five years through ten years	—	—
Due after ten years	55,000	39,214

	$84,409	$68,626

The estimated market value and unrealized loss for investment securities available for sale at September 30, 2010 and December 31, 2009 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
September 30, 2010

U.S. Agency obligations	$5,118	$(2)	$—	$—	$5,118	$(2)
State and Municipal obligations	3,876	(26)	—	—	3,876	(26)
Corporate debt securities	—	—	39,214	(15,786)	39,214	(15,786)
Equity investments	—	—	293	(77)	293	(77)

	$8,994	$(28)	$39,507	$(15,863)	$48,501	$(15,891)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2009

Corporate debt securities	$—	$—	$36,369	$(18,631)	$36,369	$(18,631)
Equity investments	292	(78)	—	—	292	(78)

	$292	$(78)	$36,369	$(18,631)	$36,661	$(18,709)

At September 30, 2010, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$10,545	Baa3/BB
Chase Capital	10,000	7,600	A2/BBB+
Wells Fargo Capital	5,000	3,743	Baa1/A-
Huntington Capital	5,000	2,825	Ba1/B
Keycorp Capital	5,000	3,199	Baa3/BB
PNC Capital	5,000	3,827	Baa2/BBB
State Street Capital	5,000	3,847	A3/BBB+
SunTrust Capital	5,000	3,628	Baa3/BB

	$55,000	$39,214

At September 30, 2010, the market value of each corporate debt security was below cost. The portfolio consisted of eleven $5.0 million issues spread between eight issuers due to consolidation. The corporate debt securities are issued by financial institutions with credit ratings ranging from a high of A2 to a low of B as rated by either Moody’s or Standard & Poor’s. These floating-rate corporate debt securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate corporate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that these available for sale securities were only temporarily impaired at September 30, 2010. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. Although some credit ratings declined since December 31, 2009, the estimated market value for most securities improved over the prior year end. Additionally, the Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized under regulatory guidelines and each issuer was able to raise capital during 2009. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028. The Company has historically not actively sold investment securities.

Due to the reasons noted above, specifically the improved valuation of the corporate securities, the capital position of the issuers, and the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at September 30, 2010.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2010

FHLMC	$8,303	$416	$—	$8,719
FNMA	323,942	9,500	—	333,442
GNMA	1,075	174	—	1,249

	$333,320	$10,090	$—	$343,410

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2009

FHLMC	$12,423	$442	$—	$12,865
FNMA	199,381	1,517	(1,485)	199,413
GNMA	1,185	159	—	1,344

	$212,989	$2,118	$(1,485)	$213,622

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three and nine months ended September 30, 2010 and 2009.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at December 31, 2009, segregated by the duration of the unrealized loss are as follows (in thousands). There were no unrealized losses at September 30, 2010.

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

Note 5. Loans Receivable, Net

Loans receivable, net at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Real estate:
One-to-four family	$960,557	$954,736
Commercial real estate, multi family and land	426,390	396,883
Construction	13,135	9,241
Consumer	211,035	217,290
Commercial	76,877	70,214

Total loans	1,687,994	1,648,364
Loans in process	(4,220)	(3,466)
Deferred origination costs, net	4,902	4,767
Allowance for loan losses	(18,593)	(14,723)

Total loans, net	1,670,083	1,634,942
Less: Mortgage loans held for sale	4,086	5,658

Loans receivable, net	$1,665,997	$1,629,284

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$17,146	$12,758	$14,723	$11,665
Provision charged to operations	1,600	1,500	6,000	3,500
Charge-offs	(183)	(578)	(2,272)	(1,492)
Recoveries	30	—	142	7

Balance at end of period	$18,593	$13,680	$18,593	$13,680

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$809	$835	$819	$1,143
Recoveries	—	—	—	(245)
Loss on loans repurchased	—	(16)	(10)	(79)

Balance at end of period	$809	$819	$809	$819

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At September 30, 2010, there were two outstanding loan repurchase requests on loans with a total principal balance of $325,000. One of these requests, with a principal balance of $203,000, was resolved subsequent to September 30, 2010 with no loss. There are also seven claims from one loan investor totaling $2.8 million that the Company believes are covered by a settlement agreement and release between Columbia and the loan investor executed in August 2007. The Company has vigorously contested these claims and believes there are valid defenses, including the settlement and release agreement.

Note 7. Deposits

The major types of deposits at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Type of Account

Non-interest-bearing	$138,563	$107,721
Interest-bearing checking	844,458	615,347
Money market deposit	107,086	96,886
Savings	246,214	232,081
Time deposits	287,195	312,164

Total deposits	$1,623,516	$1,364,199

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

Accounting Standards Update 2010-20, amends ASC 310 (Receivables) to require significant new disclosures about the credit quality of financial receivables/loans and the allowance for credit losses. The objective of the new disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables, and (2) the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance (either by portfolio segment or by class of financing receivables). The required disclosures include, among other things, a rollforward of the allowance for credit losses by portfolio segment, as well as information about credit quality indicators and modified, impaired, non-accrual and past due loans. The disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) will be required in all interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Company). Disclosures of activity that occurs during a reporting period (e.g., loan modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).

Note 9. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010

Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$21,215	$21,215	$—	$—
State and municipal obligations	8,197	—	8,197	—
Corporate debt securities	39,214	—	39,214	—
Equity investments	293	293	—	—
Mortgage-backed securities available for sale	343,410	—	343,410	—
Items measured on a non-recurring basis:
Real estate owned	306	—	—	306
Loans measured for impairment based on the fair value of the underlying collateral	2,962	—	—	2,962

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009

Items measured on a recurring basis:
Investment securities available for sale:
Corporate debt securities	$36,369	$—	$36,369	$—
Other securities	898	598	300	—
Mortgage-backed securities available for sale	213,622	—	213,622	—
Items measured on a non-recurring basis:
Real estate owned	2,613	—	—	2,613
Loans measured for impairment based on the fair value of the underlying collateral	499	—	—	499

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

The estimated fair values of the Bank’s significant financial instruments as of September 30, 2010 and December 31, 2009 are presented in the following tables (in thousands).

	Book Value	Fair Value
September 30, 2010

Financial Assets:
Cash and due from banks	$29,632	$29,632
Investment securities available for sale	68,919	68,919
Mortgage-backed securities available for sale	343,410	343,410
Federal Home Loan Bank of New York stock	17,425	17,425
Loans receivable and mortgage loans held for sale	1,670,083	1,682,270
Financial Liabilities:
Deposits	1,623,516	1,630,117
Borrowed funds	378,374	385,191

	Book Value	Fair Value
December 31, 2009

Financial Assets:
Cash and due from banks	$23,016	$23,016
Investment securities available for sale	37,267	37,267
Mortgage-backed securities available for sale	213,622	213,622
Federal Home Loan Bank of New York stock	19,434	19,434
Loans receivable and mortgage loans held for sale	1,634,942	1,628,898
Financial Liabilities:
Deposits	1,364,199	1,366,206
Borrowed funds	425,073	427,061

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

Throughout 2009, and continuing into 2010, short-term interest rates remained low and the interest rate yield curve was unusually steep. The interest rate environment has generally had a positive impact on the Company’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. More recently, however, longer-term interest rates have decreased and the interest rate yield curve has flattened. The change in the yield curve may adversely impact the Company’s results of operations and net interest margin in future periods. The overall economy remains weak with continued high unemployment coupled with concern surrounding the housing market. These economic conditions have had an adverse impact on the Company’s results of operations as non-performing loans and the provision for loan losses have increased.

Highlights of the Company’s operating results were as follows:

Total assets increased to $2,225.4 million at September 30, 2010, an increase from $2,030.0 million at December 31, 2009. Loans receivable, net increased by $36.7 million to $1,666.0 million at September 30, 2010, from $1,629.3 million at December 31, 2009, primarily due to increased commercial and commercial real estate lending. Investment and mortgage-backed securities increased by $161.4 million to $412.3 million at September 30, 2010, from $250.9 million at December 31, 2009.

The increase in assets was funded by increased deposits, which grew to $1,623.5 million at September 30, 2010, from $1,364.2 million at December 31, 2009. Core deposits, defined as all deposits excluding time deposits, grew $284.3 million, exceeding total deposit growth of $259.3 million. Growing core deposits remains one of the Company’s primary goals. Also, as a result of the increase in deposits, Federal Home Loan Bank advances were repaid and decreased to $280.0 million at September 30, 2010, from $333.0 million at December 31, 2009.

Net income available to common stockholders for the three months ended September 30, 2010 was $5.2 million or $0.29 per diluted share, as compared to net income available to common stockholders of $4.0 million, or $0.34 per diluted share, for the corresponding prior year period. For the nine months ended September 30, 2010, net income available to common stockholders was $14.6 million or $0.80 per diluted share, as compared to net income available to common stockholders of $10.5 million or $0.90 per diluted share for the corresponding prior year period. For both the three and nine months ended September 30, 2010 diluted earnings per share reflects the higher number of average diluted shares outstanding from the issuance of additional common shares in November 2009.

Net interest income for the three and nine months ended September 30, 2010 increased to $19.6 million and $58.2 million, respectively, as compared to $16.7 million and $48.5 million, respectively, in the same prior year periods, reflecting greater interest-earning assets and, for the nine months ended September 30, 2010, a higher net interest margin. The net interest margin increased to 3.75% for the nine months ended September 30, 2010 from 3.59% in the same prior year period partly due to the low interest rate environment.

The provision for loan losses increased to $1.6 million and $6.0 million, respectively, for the three and nine months ended September 30, 2010, as compared to $1.5 million and $3.5 million, respectively, for the corresponding prior year periods. The provision for loan losses compares favorably with net loan charge-offs of $153,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2010. The Company’s non-performing loans totaled $33.8 million at September 30, 2010, an increase from $28.3 million at December 31, 2009, with the largest increase of $2.6 million attributable to one-to-four family mortgage loans. The overall increase is reflective of the weak economic environment in the Company’s lending area.

The Company remains well-capitalized with a tangible common equity ratio of 8.96%.

Return on average stockholder’s equity was 10.71% and 10.30%, respectively, for the three and nine months ended September 30, 2010, as compared to 11.22% and 10.28% for the corresponding prior year periods.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2010 and 2009. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$6,300	$4	.25%	$—	$—	—%
Investment securities (1)	59,692	156	1.05	55,763	167	1.20
FHLB stock	17,869	278	6.22	15,168	239	6.30
Mortgage-backed securities (1)	344,579	2,976	3.45	85,279	817	3.83
Loans receivable, net (2)	1,670,590	22,314	5.34	1,636,541	22,618	5.53

Total interest-earning assets	2,099,030	25,728	4.90	1,792,751	23,841	5.32

Non-interest-earning assets	118,312			93,544

Total assets	$2,217,342			$1,886,295

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,180,155	2,365	.80	$924,360	2,356	1.02
Time deposits	296,579	1,416	1.91	335,073	1,907	2.28

Total	1,476,734	3,781	1.02	1,259,433	4,263	1.35
Borrowed funds	391,169	2,379	2.43	335,242	2,876	3.43

Total interest-bearing liabilities	1,867,903	6,160	1.32	1,594,675	7,139	1.79

Non-interest-bearing deposits	137,595			113,879
Non-interest-bearing liabilities	16,253			16,150

Total liabilities	2,021,751			1,724,704
Stockholders’ equity	195,591			161,591

Total liabilities and stockholders’ equity	$2,217,342			$1,886,295

Net interest income		$19,568			$16,702

Net interest rate spread (3)			3.58%			3.53%

Net interest margin (4)			3.73%			3.73%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010			2009
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$2,685	$5	.25%	$—	$—	—%
Investment securities (1)	57,226	423	.99	55,906	756	1.80
FHLB stock	22,091	736	4.44	17,115	652	5.08
Mortgage-backed securities (1)	337,515	8,923	3.52	85,027	2,458	3.85
Loans receivable, net (2)	1,648,991	66,524	5.38	1,646,232	68,581	5.55

Total interest-earning assets	2,068,508	76,611	4.94	1,804,280	72,447	5.35

Non-interest-earning assets	111,795			88,477

Total assets	$2,180,303			$1,892,757

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,059,780	6,412	.81	$885,408	7,513	1.13
Time deposits	302,627	4,281	1.89	349,514	6,623	2.53

Total	1,362,407	10,693	1.05	1,234,922	14,136	1.53
Borrowed funds	485,731	7,683	2.11	373,833	9,794	3.49

Total interest-bearing liabilities	1,848,138	18,376	1.33	1,608,755	23,930	1.98

Non-interest-bearing deposits	125,953			110,379
Non-interest-bearing liabilities	17,208			16,917

Total liabilities	1,991,299			1,736,051
Stockholders’ equity	189,004			156,706

Total liabilities and stockholders’ equity	$2,180,303			$1,892,757

Net interest income		$58,235			$48,517

Net interest rate spread (3)			3.61%			3.37%

Net interest margin (4)			3.75%			3.59%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest - earning assets and the cost of interest - bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest - earning assets.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets at September 30, 2010 were $2.225 billion, an increase of $195.4 million, or 9.6%, compared to $2.030 billion at December 31, 2009.

Investment securities available for sale increased to $68.9 million at September 30, 2010, as compared to $37.3 million at December 31, 2009, due to purchases of government agency and municipal securities, as the Company invested part of the funds received from strong deposit flows. Mortgage-backed securities available for sale increased to $343.4 million at September 30, 2010, as compared to $213.6 million at December 31, 2009, primarily due to purchases of $162.8 million, all of which were issued by U.S. government sponsored enterprises.

Loans receivable, net increased by $36.7 million, or 2.3%, to a balance of $1.666 billion at September 30, 2010, as compared to a balance of $1.629 billion at December 31, 2009. The growth was concentrated in commercial real estate and commercial loans, which together increased a total of $36.2 million or 7.7%.

The increase in assets was funded by increased deposits which grew $259.3 million, or 19.0%, to $1.624 billion at September 30, 2010, from $1.364 billion at December 31, 2009. Core deposits, defined as all deposits excluding time deposits, increased $284.3 million partly offset by a $25.0 million decrease in time deposits as the Bank continued to moderate its pricing for this product. Also, as a result of the increase in deposits, Federal Home Loan Bank advances decreased by $53.0 million to $280.0 million at September 30, 2010, as compared to $333.0 million at December 31, 2009.

Stockholders’ equity at September 30, 2010 increased by 8.7%, to $199.4 million, as compared to $183.5 million at December 31, 2009, primarily due to net income and a reduction in accumulated other comprehensive loss partly offset by the cash dividend on common stock.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and September 30, 2009

General

Net income available to common stockholders for the three months ended September 30, 2010 was $5.2 million, as compared to net income available to common stockholders of $4.0 million for the corresponding prior year period, an increase of $1.2 million, or 31.0%. For the nine months ended September 30, 2010, net income available to common stockholders was $14.6 million, as compared to net income available to common stockholders of $10.5 million for the corresponding prior year period, an increase of $4.1 million, or 38.4%. On a per share basis net income per diluted share was $0.29 and $0.80 for the three and nine months ended September 30, 2010, respectively, as compared to $0.34 and $0.90 for the corresponding prior year periods. For both the three and nine months ended September 30, 2010, the decrease in diluted earnings per share reflects the higher number of average diluted shares outstanding from the issuance of additional common shares in November 2009.

Interest Income

Interest income for the three and nine months ended September 30, 2010 was $25.7 million and $76.6 million, respectively, as compared to $23.8 million and $72.4 million, respectively, for the three and nine months ended September 30, 2009. The yield on interest-earning assets declined to 4.90% and 4.94% for the three and nine months ended September 30, 2010, as compared to 5.32% and 5.35%, respectively, for the same prior year periods. Average interest-earning assets increased by $306.3 million and $264.2 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same prior year periods. The increase was primarily in average mortgage-backed securities which increased $259.3 million and $252.5 million, respectively, for the three and nine months ended September 30, 2010.

Interest Expense

Interest expense for the three and nine months ended September 30, 2010 was $6.2 million and $18.4 million, respectively, compared to $7.1 million and $23.9 million, respectively, for the three and nine months ended September 30, 2009. The cost of interest-bearing liabilities decreased to 1.32% and 1.33%, respectively, for the three and nine months ended September 30, 2010, as compared to 1.79% and 1.98%, respectively, in the same prior year periods. Average interest-bearing liabilities increased by $273.2 million and $239.4 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same prior year periods. The increase was primarily in average transaction deposits which increased $255.8 million and $174.4 million, respectively, and average borrowed funds which increased $55.9 million and $111.9 million, respectively, partly offset by a decrease in average time deposits of $38.5 million and $46.9 million, respectively. The increase in average borrowings and average transaction deposits were used to fund the increase in average investment and mortgage-backed securities.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2010 increased 17.2% and 20.0% to $19.6 million and $58.2 million, respectively, as compared to $16.7 million and $48.5 million, respectively, in the same prior year periods reflecting higher levels of interest-earning assets. Additionally, the net interest margin increased to 3.75% for the nine months ended September 30, 2010, from 3.59% in the same prior year period partly due to the low interest rate environment.

Provision for Loan Losses

For the three and nine months ended September 30, 2010, the provision for loan losses was $1.6 million and $6.0 million, respectively, compared to $1.5 million and $3.5 million, respectively, in the same prior year periods primarily due to the increase in non-performing loans and partially due to higher loan balances and continued economic stress. Non-performing loans increased $5.5 million, or 19.3%, at September 30, 2010 to $33.8 million from $28.3 million at December 31, 2009 primarily due to delinquencies and sub-par financial performance under the continued high unemployment and difficult economic environment. Net charge-offs for the nine months ended September 30, 2010 were $2.1 million, as compared to $1.5 million in the same prior year period. Net charge-offs for the nine months ended September 30, 2010 included $1.2 million relating to loans originated by Columbia, the Company’s mortgage banking subsidiary which was shuttered in 2007.

Other Income

Other income decreased to $4.2 million and $10.8 million, respectively, for the three and nine months ended September 30, 2010, as compared to $4.5 million and $11.9 million, respectively, in the same prior year periods. Loan servicing income (loss) increased to income of $231,000 for the nine months ended September 30, 2010 from a loss of $102,000 in the same prior year period due to an impairment to the loan servicing asset of $263,000 recognized in the first quarter of 2009. Fees and service charges increased to $2.8 million and $8.1 million, respectively, for the three and nine months ended September 30, 2010, as compared to $2.7 million and $7.8 million for the corresponding prior year periods. The increase was due to higher fees from merchant services, commercial checking accounts and trust services partly offset by a reduction in private mortgage insurance (“PMI”) fee income. This reduction in PMI fee income resulted from a charge of $203,000 for the three and nine months ended September 30, 2010 related to several rescission claims. The net gain on sales of loans increased to $1.2 million for the three months ended September 30, 2010, as compared to $1.1 million for the corresponding prior year period. Although loan sales volume decreased from the prior year period, the gain on sale margin was very strong, resulting in the overall increase in gain on sale of loans for the three months ended September 30, 2010. The net gain on the sale of loans sold decreased to $2.2 million, as compared to $3.1 million for the corresponding prior year period due to a decline in the volume of loans sold. The net loss from other real estate operations was $408,000 for the nine months ended September 30, 2010, as compared to a gain of $71,000 in the same prior year period due to current period write-downs in the value of properties previously acquired. Other income decreased $361,000 and $362,000, respectively, for the three and nine months ended September 30, 2010, as compared to the same prior year periods due to the third quarter 2009 recovery of $367,000 in borrower escrow funds at Columbia.

Operating Expenses

Operating expenses were $13.8 million and $39.7 million, respectively, for the three and nine months ended September 30, 2010, an increase of 11.4% and 6.3% from $12.4 million and $37.4 million, respectively, for the corresponding prior year periods primarily a result of increased compensation expense, partially offset by decreases in occupancy and for the nine months ended September 30, 2010, a decrease in federal deposit insurance. Compensation and employee benefits costs increased due to higher incentive compensation, salary and stock plan expense. For the nine months ended September 30, 2010, the increase was also due to the reduction in the number of mortgage loan closings from prior year levels, resulting in decreased deferred loan origination expense in the current year which results in an increase to compensation expense. Occupancy expense decreased $570,000 for the nine months ended September 30, 2010, as compared to the corresponding prior year period due to a $556,000 charge in the second quarter of 2009 relating to the termination of all remaining lease obligations of Columbia. Federal deposit insurance expense decreased by $529,000 for the nine months ended September 30, 2010, as compared to the corresponding prior year period due to a special assessment of $869,000 in the second quarter of 2009. General and administrative expense for the three and nine months ended September 30, 2010 included $413,000 and $582,000, respectively, of costs related to the Company’s announced, but subsequently terminated, merger with Central Jersey Bancorp. For the three and nine months ended September 30, 2010, the reduction in merger related expenses was partly offset by higher loan related expenses. Although loan closings have decreased from prior year levels, the marginal cost to originate each loan in the current regulatory and economic environment has increased and the Company has also incurred increased costs relating to loan applications which may not result in a closed loan.

Provision for Income Taxes

Income tax expense was $3.2 million and $8.7 million, respectively, for the three and nine months ended September 30, 2010, as compared to an expense of $2.9 million and $7.4 million, respectively, for the same prior year periods. The effective tax rate decreased slightly to 37.8% and 37.4%, respectively, for the three and nine months ended September 30, 2010, as compared to 38.7% and 38.1%, respectively, in the same prior periods.

Dividends on Preferred Stock and Warrant Accretion

Dividends on preferred stock and warrant accretion totaled $537,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2009, as compared to no amounts in the current year periods. The preferred stock was redeemed on December 30, 2009 and the related warrant was repurchased on February 3, 2010. The warrant repurchase had no effect on net income available to common stockholders for the nine months ended September 30, 2010.

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

At September 30, 2010, the Company had outstanding overnight borrowings from the FHLB of $30.0 million, as compared to $87.0 million in overnight borrowings at December 31, 2009. The Company utilizes the overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $280.0 million at September 30, 2010, a decrease from $333.0 million at December 31, 2009.

The Company’s cash needs for the nine months ended September 30, 2010 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and the repayment of FHLB borrowings. For the nine months ended September 30, 2009, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and the issuance of preferred stock. The cash provided was principally used for loan originations, the purchase of mortgage-backed securities and to reduce borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2010, outstanding commitments to originate loans totaled $88.7 million; outstanding unused lines of credit totaled $212.2 million; and outstanding commitments to sell loans totaled $50.1 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $171.5 million at September 30, 2010. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first nine months of 2010 were $6.6 million as compared to $7.1 million in the same prior year period. On October 21, 2010, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on November 12, 2010 to stockholders of record at the close of business on November 1, 2010.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock, long-term debt and trust preferred securities. For the first nine months of 2010, OceanFirst Financial Corp. received no dividend payments from OceanFirst Bank. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the Office of Thrift Supervision (“OTS”). Pursuant to OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to OceanFirst Financial Corp. The OTS could object to a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe and unsound practice. The Company cannot predict whether the OTS may object to any future notices or fail to approve any future applications to pay a dividend to OceanFirst Financial Corp. At September 30, 2010, OceanFirst Financial Corp. held $22.8 million in cash and $293,000 in investment securities available for sale.

At September 30, 2010, the Bank exceeded all of its regulatory capital requirements with tangible capital of $199.7 million, or 9.0% of total adjusted assets, which is above the required level of $33.4 million or 1.5%; core capital of $199.7 million or 9.0% of total adjusted assets, which is above the required level of $89.2 million, or 4.0% and risk-based capital of $212.3 million, or 14.9% of risk-weighted assets, which is above the required level of $113.8 million or 8.0%. The Bank is considered a “well-capitalized” institution under the OTS’ Prompt Corrective Action Regulations.

At September 30, 2010, the Company maintained tangible common equity of $199.4 million, for a tangible common equity to assets ratio of 8.96%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $50.1 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2010 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$378,374	$154,874	$102,000	$94,000	$27,500
Commitments to Originate Loans	88,728	88,728	—	—	—
Commitments to Fund Unused Lines of Credit	212,206	212,206	—	—	—

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

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$21,776	$19,142
Commercial real estate	6,822	5,152
Construction	368	368
Consumer	4,132	3,031
Commercial	674	627

Total non-performing loans	33,772	28,320
REO, net	2,242	2,613

Total non-performing assets	$36,014	$30,933

Delinquent loans 30-89 days	$18,376	$15,528

Allowance for loan losses as a percent of total loans receivable	1.10%	.89%
Allowance for loan losses as percent of total non-performing loans	55.05	51.99
Non-performing loans as a percent of total loans receivable	2.00	1.72
Non-performing assets as a percent of total assets	1.62	1.52

Included in the non-performing loan total at September 30, 2010 was a single troubled debt restructured loan of $41,000, as compared to $1.6 million of troubled debt restructured loans at December 31, 2009. The non-performing loan total includes $653,000 of repurchased one-to-four family and consumer loans and $2.5 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. Non-performing loans are concentrated in one-to-four family loans which comprise 64.5% of the total. At September 30, 2010, the average weighted loan-to-value ratio of non-performing one-to-four family loans was 75% using appraisal values at time of origination and 100% using updated appraisal values. Included in the allowance for loan losses is a specific allowance for the difference between the Company’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. At September 30, 2010, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 58% using appraisal values at time of origination. Based upon available market data, home values in the Company’s primary market area have declined by approximately 15% from the peak of the market, however, more recently home values appear to have stabilized. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing loan is a one-to-four family loan for $3.5 million which is secured by a first mortgage on a property with a recent appraised value of $3.8 million.

The Company also classifies loans in accordance with regulatory guidelines. At September 30, 2010, the Company had $14.1 million designated as Special Mention, $56.1 million classified as Substandard and $1.5 million classified as Doubtful, as compared to $12.0 million, $41.4 million and $33,000, respectively, at December 31, 2009. The largest Special Mention loan at September 30, 2010 is comprised of two credit facilities to a large real estate agency with an aggregate balance of $2.7 million which was current as to payments, but criticized due to poor operating results. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $9.1 million, which was current as to payments, but criticized due to poor operating results. The loans are well-secured by commercial real estate and other business assets. The largest Doubtful loan is a loan for $2.6 million of which $1.5 million is classified as Doubtful and $1.1 million is classified as Substandard. The loan is delinquent and the borrower has filed for bankruptcy protection. The loan is secured by commercial real estate and also carries a personal guarantee. The Company has established an $800,000 specific reserve for this loan. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $20.2 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services.

At September 30, 2010, the Bank was holding subprime loans with a gross principal balance of $1.9 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $1.5 million, and ALT-A loans with a gross principal balance of $3.5 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $3.4 million. These loans were all originated by Columbia prior to its shuttering in 2007.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and its subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2009 Form 10-K and Item 1A of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2010, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2010, the Company’s one-year gap was positive 0.34% as compared to negative 0.04% at December 31, 2009.

At September 30, 2010	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$13,386	$—	$—	$—	$—	$13,386
Investment securities	55,300	—	22,420	6,689	370	84,779
FHLB stock	—	—	—	—	17,425	17,425
Mortgage-backed securities	16,513	47,017	106,402	83,989	79,399	333,320
Loans receivable (2)	288,443	474,757	554,523	212,930	153,121	1,683,774

Total interest-earning assets	373,642	521,774	683,345	303,608	250,315	2,132,684

Interest-bearing liabilities:
Money market deposit accounts	4,831	14,608	38,954	48,693	—	107,086
Savings accounts	12,945	33,324	88,864	111,081	—	246,214
Interest-bearing checking accounts	411,716	61,797	164,792	206,153	—	844,458
Time deposits	50,711	120,825	63,776	22,444	29,439	287,195
FHLB advances	30,000	54,000	102,000	94,000	—	280,000
Securities sold under agreements to repurchase	70,874	—	—	—	—	70,874
Other borrowings	22,500	—	—	—	5,000	27,500

Total interest-bearing liabilities	603,577	284,554	458,386	482,371	34,439	1,863,327

Interest sensitivity gap (3)	$(229,935)	$237,220	$224,959	$(178,763)	$215,876	$269,357

Cumulative interest sensitivity gap	$(229,935)	$7,285	$232,244	$53,481	$269,357	$269,357

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(10.78)%	0.34%	10.89%	2.51%	12.63%	12.63%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2010 and December 31, 2009. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2009.

	September 30, 2010					December 31, 2009
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$197,303	(10.8)%	9.2%	$74,525	(4.6)%	$192,771	(12.6)%	9.9%	$68,804	(7.0)%
100	216,030	(2.4)	9.8	76,688	(1.8)	209,887	(4.8)	10.6	71,779	(3.0)
Static	221,232	—	9.9	78,126	—	220,452	—	10.9	74,004	—
(100)	211,353	(4.5)	9.3	74,628	(4.5)	216,497	(1.8)	10.5	70,661	(4.5)
(200)	230,198	4.1	10.1	69,948	(10.5)	206,585	(6.3)	10.1	65,067	(12.1)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2009 Form 10-K and Part II, Item 1A, “Risk Factors” in the Company’s June 30, 2010 Quarterly Report on Form 10-Q. There were no material changes to risk factors relevant to the Company’s operations since the June 30, 2010 Form 10-Q.

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

OceanFirst Financial Corp.
Registrant

DATE: November 9, 2010	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: November 9, 2010	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	28