Form 10-K
period 2010-12-31
OCEANFIRST FINANCIAL CORP
filed 2011-03-15
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $213,841,000, based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 9, 2011 was 18,842,816.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) was incorporated under Delaware law and has served as the holding company for OceanFirst Bank (the “Bank”) since the Bank’s conversion from mutual to stock form in 1996. At December 31, 2010, the Company had consolidated total assets of $2.3 billion and total stockholders’ equity of $201.3 million. The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a Federal savings and loan association in 1945 and then a Federally-chartered mutual savings bank in 1989. The Bank’s principal business has been and continues to be attracting deposits from the general public in the communities surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including commercial real estate, multi-family, construction, consumer and commercial loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “FRB”), the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, New Jersey, and twenty-two additional branch offices. Eighteen of the offices are located in Ocean County with four located in Monmouth County and one located in Middlesex County, New Jersey. The Bank’s deposit gathering base is concentrated in the communities surrounding its offices. While the Bank’s lending activities are concentrated in the sub-markets served by its branch office network, lending activities extend throughout New Jersey. Lending activities are also supported by a loan production office in Kenilworth, New Jersey. The Bank also maintains a trust and wealth management office in Manchester, New Jersey.

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

The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 2010, the Bank had total loans outstanding of $1.686 billion, of which $955.1 million or 56.6% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $435.1 million of commercial real estate, multi-family and land loans, or 25.8% of total loans; $13.7 million of real estate construction loans, or 0.8% of total loans; $205.7 million of consumer loans, primarily home equity loans and lines of credit, or 12.2% of total loans; and $76.7 million of commercial loans, or 4.6% of total loans. Included in total loans are $6.7 million in loans held for sale at December 31, 2010. At that same date, 48.4% of the Bank’s total loans had adjustable interest rates.

The types of loans that the Bank may originate are subject to Federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the Federal government, including the FRB, and legislative tax policies.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
					(Dollars in thousands)
Real estate:
One-to-four family	$955,063	56.63%	$954,736	57.92%	$1,039,375	62.52%	$1,084,687	64.20%	$1,231,716	68.77%
Commercial real estate, multi-family and land	435,127	25.80	396,883	24.08	329,844	19.84	326,707	19.33	306,288	17.10
Construction	13,748	.82	9,241	.56	10,561	.65	10,816	.64	13,475	.75
Consumer (1)	205,725	12.20	217,290	13.18	222,797	13.40	213,282	12.62	190,029	10.61
Commercial	76,692	4.55	70,214	4.26	59,760	3.59	54,279	3.21	49,693	2.77

Total loans	1,686,355	100.00%	1,648,364	100.00%	1,662,337	100.00%	1,689,771	100.00%	1,791,201	100.00%

Loans in process	(4,055)		(3,466)		(3,586)		(2,452)		(2,318)
Deferred origination costs, net	4,862		4,767		5,195		5,140		5,723
Allowance for loan losses	(19,700)		(14,723)		(11,665)		(10,468)		(10,238)

Total loans, net	1,667,462		1,634,942		1,652,281		1,681,991		1,784,368

Less:
Mortgage loans held for sale	6,674		5,658		3,903		6,072		82,943

Loans receivable, net	$1,660,788		$1,629,284		$1,648,378		$1,675,919		$1,701,425

Total loans:
Adjustable rate	$816,058	48.39%	$839,285	50.93%	$906,674	54.54%	$924,117	54.69%	$885,342	49.43%

Fixed rate	870,297	51.61	809,079	49.07	755,663	45.46	765,654	45.31	905,859	50.57

	$1,686,355	100.00%	$1,648,364	100.00%	$1,662,337	100.00%	$1,689,771	100.00%	$1,791,201	100.00%

(1) Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, overdraft lines of credit and automobile loans.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2010. The table does not include principal repayments. Principal repayments, including prepayments on total loans were $477.6 million, $480.2 million and $410.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

	At December 31, 2010
	One-to- four family	Commercial real estate, multi-family and land	Construction	Consumer	Commercial	Total Loans Receivable
	(In thousands)

One year or less	$146	$49,856	$13,748	$2,986	$46,304	$113,040

After one year:
More than one year to three years	5,246	99,695	—	6,594	16,699	128,234
More than three years to five years	5,081	149,759	—	11,485	7,444	173,769
More than five years to ten years	96,118	111,697	—	31,187	6,245	245,247
More than ten years to twenty years	143,051	22,341	—	153,326	—	318,718
More than twenty years	705,421	1,779	—	147	—	707,347

Total due after December 31, 2011	954,917	385,271	—	202,739	30,388	1,573,315

Total amount due	$955,063	$435,127	$13,748	$205,725	$76,692	1,686,355

Loans in process						(4,055)
Deferred origination costs, net						4,862
Allowance for loan losses						(19,700)

Total loans, net						1,667,462

Less: Mortgage loans held for sale						6,674

Loans receivable, net						$1,660,788

The following table sets forth at December 31, 2010, the dollar amount of total loans receivable contractually due after December 31, 2011, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2011
	Fixed	Adjustable	Total
		(In thousands)

Real estate loans:
One-to-four family	$436,188	$518,729	$954,917
Commercial real estate, multi-family and land	278,991	106,280	385,271
Consumer	89,854	112,885	202,739
Commercial	11,541	18,847	30,388

Total loans receivable	$816,574	$756,741	$1,573,315

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

From August 2000 until September 2007, the Bank conducted mortgage banking activities through its subsidiary, Columbia Home Loans, LLC (“Columbia”), a mortgage banking company based in Westchester County, New York. Columbia originated, sold and serviced a full product line of residential mortgage loans. Some of Columbia’s loan sale agreements included provisions that may have required Columbia to repurchase certain loans previously sold in the event of a breach of a representation or warranty or a misrepresentation during the loan origination process. A portion of Columbia’s loan production consisted of subprime and ALT-A mortgage loans which were made to individuals whose borrowing needs were generally not filled by traditional loan products because they did not satisfy the credit documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In March of 2007, Columbia discontinued the origination of subprime loans and in September 2007 the Bank discontinued all loan origination activity at Columbia. At December 31, 2010, as a result of repurchases of Columbia originations, the Company was holding subprime loans with a gross principal balance of $1.9 million and a carrying value, net of reserves and lower of cost or market adjustment, of $1.5 million. Also, at December 31, 2010, the Company was holding Alt-A loans, originally originated by Columbia, with a gross principal balance and carrying value of $3.4 million.

The Bank also periodically sells part of its mortgage production in order to manage interest rate risk and liquidity. The Bank also retained Columbia’s loan servicing portfolio. See “Loan Servicing.” At December 31, 2010, there were $6.7 million in loans categorized as held for sale which are recorded at the lower of cost or fair market value.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held for sale, for the periods indicated.

	For the Year December 31,
	2010	2009	2008
	(In thousands)
Total loans:
Beginning balance	$1,648,364	$1,662,337	$1,689,771

Loans originated:
One-to-four family	381,296	418,446	252,899
Commercial real estate, multi-family and land	91,140	114,036	64,922
Construction	5,539	4,817	3,021
Consumer	76,846	64,175	79,236
Commercial	124,630	99,868	85,796

Total loans originated	679,451	701,342	485,874

Total	2,327,815	2,363,679	2,175,645
Loans repurchased from investors	—	—	968
Less:
Principal repayments	477,536	480,174	410,783
Sales of loans	162,481	232,765	102,022
Transfer to REO	1,443	2,376	1,471

Total loans	$1,686,355	$1,648,364	$1,662,337

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

At December 31, 2010, the Bank’s total loans outstanding were $1.686 billion, of which $955.1 million, or 56.6%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loan was approximately $186,000 at December 31, 2010. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one, three, five or ten years. The Bank’s ARM loans generally provide for periodic caps of 2% or 3% and an overall cap of 6% on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.50% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.50% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded up to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully-indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer interest-only ARM loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term and then convert to a fully-amortizing loan until maturity. Borrowers for interest-only ARM loans are qualified at the fully-amortized payment. The interest-only feature will result in future increases in the borrower’s loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only, one-to-four family mortgage loans at December 31, 2010 and 2009 was $80.1 million and $123.0 million, respectively, or 8.4% and 12.9%, respectively, of total one-to-four family mortgages.

The Bank’s fixed-rate mortgage loans currently are made for terms from 10 to 30 years. The Bank may periodically sell some of the fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on most loans sold. The Bank generally retains for its portfolio shorter term, fixed-rate loans and certain longer term, fixed-rate loans, generally consisting of loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer term fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Generally, independent appraisals performed by appraisal firms approved by the Bank are obtained for loans secured by real property, however, as allowed by Federal law, under certain defined circumstances, a real estate collateral analysis is obtained instead. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 58% at December 31, 2010 based on appraisal values at the time of origination. In recent years, a decline in real estate values in the Bank’s lending area has reduced the collateral value supporting the Bank’s loans although the Bank believes that most borrowers continue to have adequate collateral to support their outstanding loan balance. Title insurance is required for all first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

The Bank currently obtains full verification of income on residential borrowers, however, it previously originated stated income loans on a limited basis through November 2010. The Bank previously offered stated income loans only to self-employed borrowers for purposes of financing primary residences and second home properties. In approving stated income loans, the Bank assessed the reasonableness of the stated income as compared with the borrower’s profession. Borrowers for stated income loans generally required good to excellent credit profiles, lower loan-to-value ratios and a higher level of verified liquidity. The Bank offered stated income loans up to a maximum 75% loan to value for loan amounts up to $500,000. To qualify under this product, the borrower was required to have a minimum FICO credit score of 700 and liquid reserves equal to or greater than 20% of the loan amount. The Bank also offered stated income loans up to a maximum of 70% loan to value for loan amounts up to $650,000. To qualify under this product, the borrower was required to show a minimum FICO credit score of 720 and have liquid reserves equal to or greater than 20% of the loan amount. The amount of stated income loans at December 31, 2010 and 2009 was $62.7 million and $71.3 million, respectively, or 6.6% and 7.5%, respectively, of total one-to-four family mortgages.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities, the majority of which are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to ten years and amortization schedules up to twenty-five years with fixed or adjustable rates. The loans typically contain prepayment penalties over the initial three to five years. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal for commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2010 was $435.1 million, or 25.8% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2010 was a performing loan for which the Bank had an outstanding carrying balance of $13.6 million secured by a first mortgage on owner-occupied commercial real estate. The average size of the Bank’s commercial real estate loans at December 31, 2010 was approximately $711,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2010, the Bank had an outstanding balance in commercial construction loans of $19.7 million.

The Bank also originates multi-family mortgage loans and land loans on a limited and highly-selective basis. The Bank’s multi-family loans and land loans at December 31, 2010 totaled $21.3 million and $13.2 million, respectively.

Loans secured by multi-family residential properties are generally larger and may involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio.

Residential Construction Lending. At December 31, 2010, residential construction loans totaled $13.7 million, or 0.8%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s residential construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms generally not exceeding 12 months. At December 31, 2010, the Bank had 33 residential construction loans, with the largest exposure relating to a $1.2 million performing loan. The Bank may originate construction loans to individuals and contractors on approved building lots in amounts typically no greater than 75% of the appraised value of the land and the building. Once construction is complete, the loans are either paid in full or converted to permanent amortizing loans with maturities similar to the Bank’s other one-to-four family mortgage products. The Bank requires an appraisal of the property, credit reports, and financial statements on all principals and guarantors, among other items, for all construction loans.

Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. As a result, construction lending often involves the disbursement of funds with repayment dependent on the success of the ultimate project and the ability of the borrower or guarantor to repay the loan. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from that which is required for residential mortgage lending. The Bank addresses these risks through its underwriting procedures.

Consumer Loans. The Bank also offers consumer loans. At December 31, 2010, the Bank’s consumer loans totaled $205.7 million, or 12.2% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity lines of credit comprised $113.0 million, or 55.0%; home equity loans comprised $92.0 million, or 44.7%; automobile and overdraft line of credit loans totaled $458,000 or 0.2%; and loans on savings accounts totaled $227,000, or 0.1%.

The Bank originates home equity loans typically secured by second liens on one-to-four family residences. These loans are originated as fixed-rate loans with terms ranging from 5 to 20 years. Home equity loans are typically made on owner-occupied, one-to-four family residences and generally to Bank customers. Generally, these loans are subject to an 80% loan-to-value limitation, including any other outstanding mortgages or liens. The Bank also offers a variable-rate home equity line of credit which extends a credit line based on the applicant’s income and equity in the home. Generally, the credit line, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for its home equity lines of credit. The Bank does, however, charge early termination fees should a line of credit be closed within three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10, 15 or 20 year amortization period. The Bank also offers home equity lines of credit which require the payment of interest only during the first five years with fully amortizing payments thereafter. Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The Bank currently maintains a 4.0% floor rate on new originations. The loans have an 18% lifetime cap on interest rate adjustments.

Commercial Lending. At December 31, 2010, commercial loans totaled $76.7 million, or 4.6% of the Bank’s total loans outstanding. The Commercial Lending group’s primary function is to service the business communities’ banking and financing needs in the Bank’s primary market area. The Commercial Lending group originates both commercial real estate loans and commercial loans (including loans for working capital; fixed asset purchases; and acquisition, receivable and inventory financing). Credit facilities such as lines of credit and term loans will be used to facilitate these requests. In all cases, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision. The Bank generally requires the personal guarantee of the principal borrowers for all commercial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors (the “Board”). This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2010 was a performing loan to finance the construction of a dormitory at a major university in the Bank’s lending area with an outstanding balance of $16.5 million. The average size of the Bank’s commercial loans at December 31, 2010 was approximately $277,000.

Loan Approval Procedures and Authority. The Board establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. New borrowers with a total exposure in excess of $3.0 million require approval by the Management Credit Committee. All borrowers with a total exposure in excess of $7.0 million require approval by the Board. A minimum of two employees’ signatures are required to approve residential loans over the conforming loan limits of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Pursuant to OTS regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2010 amounted to $30.9 million. At December 31, 2010, the Bank’s maximum loan exposure to a single borrower and related interests was $19.0 million, although the amount outstanding at December 31, 2010 was $16.5 million. This previously mentioned loan is to finance the construction of a dormitory at a major university in the Bank’s lending area and is performing.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank or Columbia. At December 31, 2010, the Bank was servicing $913.8 million of loans for others. At December 31, 2010, 2009 and 2008, the balance of mortgage servicing rights totaled $5.7 million, $6.5 million and $7.2 million, respectively. For the years ended December 31, 2010, 2009 and 2008, loan servicing income (loss), net of related amortization totaled $292,000, $(18,000) and $385,000, respectively. The Bank evaluates mortgage servicing rights for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2010 and 2008. For the year ended December 31, 2009, the Company recognized an impairment to the loan servicing asset of $263,000. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. Management and the Board performs a monthly review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year. In addition, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. In the case of residential mortgage loans, the Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to remain in their home and satisfy the loan terms. The Bank utilizes the HOPE NOW loan modification reporting standards as well as the President’s Homeowner Affordability and Stability Plan and other plans to mitigate foreclosure actions. HOPE NOW is an alliance between counselors, mortgage market participants and mortgage servicers to create a unified, coordinated plan to reach and help as many homeowners as possible. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. The goal of the Homeowner Affordability and Stability Plan and other plans is to incent lenders to engage in sustainable mortgage modifications. The plan provides lenders with incentives to reduce rates on mortgages to a specified affordability level. The plan also provides access to low cost refinancing for responsible homeowners affected by falling home prices.

The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. The Bank classifies assets in accordance with certain regulatory guidelines established by the OTS which are applicable to all savings institutions. At December 31, 2010, the Bank had $90.0 million of assets, including all REO, classified as “Substandard,” $1.5 million of assets classified as “Doubtful” and no assets classified as “Loss.” At December 31, 2009, the Bank had $71.4 million of assets classified as “Substandard,” $33,000 classified as “Doubtful” and no assets classified as “Loss.” Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.” Special Mention assets totaled $15.5 million at December 31, 2010, as compared to $12.0 million at December 31, 2009. Loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. The largest Special Mention loan relationship is comprised of a commercial mortgage and a commercial loan totaling $5.6 million to a real estate management and commercial construction company which is current as to payments, but was criticized due to increased vacancies. The loans are secured by commercial real estate and business assets. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $8.6 million which was current as to payments, but criticized due to declining revenue and poor operating results. The loans are well-secured by commercial real estate and other business assets. The largest Doubtful loan is a loan for $2.6 million of which $1.5 million is classified as Doubtful and $1.1 million is classified as Substandard. The loan is delinquent and the borrower has filed for bankruptcy protection. The loan is secured by commercial real estate and also carries a personal guarantee. The Company has established a $1.0 million specific reserve for this loan. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $20.4 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services.

Non-Accrual Loans and REO. The following table sets forth information regarding non-accrual loans and REO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $1,467,000, $1,441,000, $913,000, $210,000 and $189,000.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$26,577	$19,142	$8,696	$6,620	$2,703
Commercial real estate, multi-family and land	5,849	5,152	5,527	1,040	286
Construction	368	368	—	—	—
Consumer	4,626	3,031	1,435	586	281
Commercial	117	627	385	495	1,255

Total	37,537	28,320	16,043	8,741	4,525
REO, net (1)	2,295	2,613	1,141	438	288

Total non-performing assets	$39,832	$30,933	$17,184	$9,179	$4,813

Allowance for loan losses as a percent of total loans receivable (2)	1.17%	.89%	.70%	.62%	.57%

Allowance for loan losses as a percent of total non-performing loans (3)	52.48	51.99	72.71	119.76	226.25

Non-performing loans as a percent of total loans receivable (2)(3)	2.23	1.72	.97	.52	.25

Non-performing assets as a percent of total assets (3)	1.77	1.52	.92	.48	.23

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans receivable and mortgage loans held for sale.
(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Included in the non-accrual loan total at December 31, 2010 was $3.3 million of troubled debt restructured loans. The non-performing loan total also includes $664,000 of repurchased one-to-four family and consumer loans and $2.2 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value. Of the $2.9 million in loans written down to fair market value, $2.6 million were subprime or Alt-A loans. Non-performing loans are concentrated in one-to-four family loans which comprise 70.8% of the total. At December 31, 2010, the average weighted loan-to-value ratio of non-performing one-to-four family loans was 97% using updated appraisal values. Included in the allowance for loan losses is a specific allowance for the difference between the Company’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. At December 31, 2010, the average weighted loan-to-value of the total one-to-four family loan portfolio was 58% using appraisal values at the time of origination. Based upon sales data from the Ocean and Monmouth Counties multiple listing service, home values in the Company’s primary market area have declined by approximately 16% from the peak of the market, however, more recently home values appear to have stabilized. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing loan is a one-to-four family loan for $3.5 million which is secured by a first mortgage on a property with a recent appraised value of $3.8 million. The largest commercial real estate non-performing loan is the previously mentioned $2.6 million classified loan for construction of an indoor tennis and exercise facility on which the borrower has filed for bankruptcy protection. The Company has established a $1.0 million specific reserve for this loan.

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

The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses. The analysis considers known and inherent risks in the loan portfolio resulting from management’s continuing review of the factors underlying the quality of the loan portfolio. These factors include delinquency status, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan.

The Bank’s allowance for loan losses consists of a specific allowance and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate. The appraisal is subsequently updated annually if the loan remains delinquent for an extended period. The specific allowance represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class

Residential real estate:	-	Loans originated by Bank
	-	Loans originated by Columbia
	-	Residential construction
Commercial real estate:	-	Commercial
	-	Construction and land
Consumer:	-	Consumer
Commercial:	-	Commercial

The loan portfolio is further segmented by delinquency status and risk rating (special mention, substandard and doubtful). An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually if the loan remains delinquent for an extended period. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent and secured by real estate, the loss factors are determined based upon historical loan loss experience, current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit.

An overwhelming percentage of the Bank’s loan portfolio totaling 95.4%, whether one-to-four family, consumer or commercial, is secured by real estate. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline or should the markets served experience an adverse economic shock. See “Risk Factors – A continued downturn in the local economy or in local real estate values would hurt profits.”

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including sustained unemployment, a decline in real estate market values and possible increases in interest rates. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

The Bank utilizes a rolling four quarter average of actual loan losses as a percent of average loans outstanding during the period. The loan loss ratio is applied, in varying degrees, to each risk tranche. Loan losses for the year ended December 31, 2010, by portfolio segment were as follows (in thousands):

Loan Portfolio Segment	Amount of Loan Losses	Ratio of Loan Losses to Average Loans Outstanding

Residential real estate	$1,959	.20%
Commercial real estate	324	.08
Consumer	736	.35
Commercial	257	.34

At December 31, 2010 loans were segmented by portfolio segment, loan class, delinquency status and risk rating as described above. Furthermore, estimated loss factors were determined based upon an analysis of the items noted above.

For each loan portfolio segment, loans are charged-off when management believes such loans are uncollectible. For residential, commercial and consumer loans secured by real estate, the charge-off is taken when the foreclosure process is complete. For unsecured consumer loans the charge-off is taken when the loan is 180 days past due. For commercial loans not secured by real estate, the charge-off is taken when full collectability of the amount due is in doubt after an evaluation of the estimated value of the collateral.

Although management believes that the Bank has established and maintained the allowance for loan losses at adequate levels to reserve for inherent losses probable in its loan portfolio, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses what it believes to be the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Bank’s control.

As of December 31, 2010 and 2009, the Bank’s allowance for loan losses was 1.17% and .89% respectively, of total loans. The Bank had non-accrual loans of $37.5 million and $28.3 million at December 31, 2010 and 2009, respectively. The Bank will continue to monitor its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$14,723	$11,665	$10,468	$10,238	$10,460

Charge-offs:
Real estate:
One-to-four family	1,959	1,603	884	107	113
Commercial real estate, multi-family and land	324	885	—	—	—
Consumer	736	105	—	—	6
Commercial	257	95	—	370	450

Total	3,276	2,688	884	477	569

Recoveries	253	46	306	7	197

Net charge-offs	3,023	2,642	578	470	372

Provision for loan losses	8,000	5,700	1,775	700	150

Balance at end of year	$19,700	$14,723	$11,665	$10,468	$10,238

Ratio of net charge-offs during the year to average net loans outstanding during the year	.18%	.16%	.03%	.03%	.02%

Of the $3.0 million and $2.6 million in net charge-offs for the years ended December 31, 2010 and 2009, respectively, $1.2 million and $949,000, respectively, relate to loans originated by Columbia.

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2010			2009			2008			2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One- to- four family	$5,594	28.39%	56.63%	$3,603	24.47%	57.92%	$3,193	27.37%	62.52%	$2,238	21.38%	64.20%	$2,828	27.62%	68.77%

Commercial real estate, multi-family and land	6,837	34.71	25.80	5,043	34.25	24.08	3,580	30.69	19.84	3,547	33.88	19.33	3,034	29.64	17.10

Construction	13	.07	.82	51	.35	.56	52	.45	.65	63	.60	.64	84	.82	.75

Consumer	3,634	18.45	12.20	2,998	20.36	13.18	1,924	16.49	13.40	1,587	15.16	12.62	1,490	14.55	10.61

Commercial	962	4.88	4.55	1,725	11.72	4.26	1,442	12.36	3.59	1,329	12.70	3.21	1,324	12.93	2.77

Unallocated	2,660	13.50	—	1,303	8.85	—	1,474	12.64	—	1,704	16.28	—	1,478	14.44	—

Total	$19,700	100.00%	100.00%	$14,723	100.00%	100.00%	$11,665	100.00%	100.00%	$10,468	100.00%	100.00%	$10,238	100.00%	100.00%

Reserve for Repurchased Loans. At December 31, 2010 and 2009, the Company maintained a reserve for repurchased loans of $809,000 and $819,000, respectively, related to potential losses on loans sold which may have to be repurchased due to a violation of a representation or warranty. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. The amount of loans repurchased was $0, $0, and $968,000, respectively, for the years ended December 31, 2010, 2009 and 2008. Losses on loans repurchased were $10,000, $79,000 and $1,007,000, respectively, for the years ended December 31, 2010, 2009 and 2008. Included in the losses on loans repurchased are negotiated settlements by Columbia with several loan investors. These settlements generally release Columbia and its affiliates from certain liabilities in the event of a breach of a representation or warranty under the loan sale agreements. However, certain representations and warranties survive the settlement agreements, and therefore, certain investors may request Columbia to repurchase loans not in compliance with the surviving representations and warranties. Included in the losses on loans repurchased are payments for negotiated settlements of $10,000, $79,000 and $785,000, respectively, for the years ended December 31, 2010, 2009 and 2008. At December 31, 2010, there was one outstanding loan repurchase request on a loan with a principal balance of $122,000 which the Bank is contesting. There are also seven claims from one loan investor totaling $2.8 million that the Company believes are covered by a settlement agreement and release between Columbia and the loan investor executed in August 2007. The Company has vigorously contested these claims and believes there are valid defenses including the settlement and release agreement.

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

The method used to calculate the reserve for repurchased loans at December 31, 2010 and 2009 can generally be described as: volume of loans multiplied by the estimated percentage of loans returned for repurchase multiplied by the estimated loss percentage on loans repurchased.

The material assumptions relied on to determine the reserve for repurchased loans at December 31, 2010 and 2009 are further described below.

A specific reserve was established for projected losses on outstanding repurchase requests. The specific reserve was based on the estimated fair market value of the underlying collateral.

The Company segmented its volume of sold loans into two portfolios, Bank originated loans and Columbia originated loans. Each of these portfolios was further segmented by investor type, between loans sold to Government Sponsored Enterprises (“GSE”) such as FHLMC and FNMA and loans sold to non-GSE investors. Based on actual loan repurchase experience, the Company determined that repurchase requests were most likely to occur in the first five years of a loan’s life. Therefore, the Company uses a rolling 20 quarters of loan sale volume to determine its repurchase exposure. The volume of loan originations in the rolling 20 quarter total is net of loan volume covered by a prior settlement with the loan investor, as the risk of future repurchases from these loans has been mitigated. Loan balances over the prior five year period were assumed to decay, or run-off, at the rate of 12.5% per year as the average life of the Company’s residential mortgage portfolio is approximately eight years.

The Company then applied a return factor to the remaining loan sale volume as determined above. The return factor was determined based on the Company’s actual experience for repurchase requests over the prior five years and is equal to the amount of repurchase requests divided by the amount of loans sold.

The calculated return factors were as follows:

	Non-GSE Exposure		GSE Exposure
	At December 31,
	2010	2009	2010	2009

Bank	.13%	.11%	.00%	.00%

Columbia	.97%	.10%	.81%	.36%

The Company experienced substantial repurchase request volume for Columbia in 2007 which decreased significantly throughout 2008 and into 2009 and 2010. As a result of this trend, the Company gave more weight to its more recent experience and less weight to earlier experience.

Finally, to establish the reserve for repurchased loans, estimated loss factors were applied to the estimated amount of repurchase requests. The Company calculated an actual loss experience on prior repurchase requests of 16.0% and 15.0%, respectively, at December 31, 2010 and 2009, although the actual loss factor was modified to consider several economic factors which were likely to adversely impact the Company’s loss experience. These factors included continued weakness in the housing market; a nationwide recession with significant decline in employment; and, increasing delinquency and foreclosure rates on single family mortgage loans. Additionally, both FNMA and FHLMC and investors in mortgage-backed securities pools have begun to carefully examine loan documentation on loans sold to these agencies and investors by loan originators, such as the Bank, with a goal of putting an increasing amount of delinquent loans back to the originator. After adjustments, the final estimated loss factors at December 31, 2010 and 2009 were 26.5% and 18.25%, respectively, for the Bank and 29.0% and 18.0%, respectively, for Columbia.

The material assumptions relied on to determine the reserve for repurchased loans at December 31, 2008 are described below.

A specific reserve was established for projected losses on outstanding repurchase requests. The specific reserve was based on the estimated fair market value of the underlying collateral.

In addition to the specific reserve, the Company established general reserves for various pools of loans considered likely to generate loan repurchase requests. These pools included: subprime loans subject to negotiated settlements; subprime loans sold in a bulk “scratch and dent” sale (loans with a delinquent history or flaws in the loan documentation); and the sale of prime loans. A projected return rate and a projected loss on return was applied to each loan pool to arrive at a loss estimate.

Columbia entered into various negotiated settlements with many loan investors which mitigated overall exposure to various representations and warranties. The Company estimated a limited return rate on these loans and a projected loss on return. The return rate and loss on return were applied to a subset of the total loans subject to negotiated settlement – the adjustable-rate loans with rate resets through December 31, 2009. These loans were considered a higher risk level pool due to their lower initial teaser rates. Investors in the loans may seek to put delinquent loans back to Columbia as violations of representations and warranties may be uncovered. During 2008, there were no repurchase requests from investors who were a party to negotiated settlements.

The bulk scratch and dent sale in June 2007 also provided various representations and warranties to the purchasers of these loans. The projected return rate was consistent with the rate used for negotiated settlements. The projected loss on return was set higher than the loss rate on negotiated settlements since the scratch and dent sale pool primarily consisted of second mortgages on loans with 100% financing. Due to declining real estate values, there was likely to be little or no available collateral coverage. There was one repurchase request relating to this pool of loans during 2008. The $500,000 loan represented 1.4% of the total scratch and dent loan pool and the loss on repurchase of $98,000 was 19.6% of the loan amount. In this instance, the loss related to a first mortgage loan.

A reserve for prime loan repurchases was established based on the amount of loans sold during 2007 and 2008. A projected return rate was applied, consistent with the rate used for subprime loans. A projected loss on return was assessed at a level less than the rate used on subprime loans. Subprime loans typically included no or nominal down payments while prime loans (primarily those sold to a government agency) often required a 20% down payment. As a result, the loss experience on prime loans was projected to be less than that for subprime loans. During 2008, five repurchase requests were received on prime loans sold by Columbia. Two of the repurchase requests were settled without a loss. The third repurchase request on a $230,000 loan resulted in a realized loss of $115,000. The fourth repurchase request on a $279,000 loan resulted in a realized loss of $9,000. The fifth repurchase request was on a $270,000 loan and a specific loss reserve of $81,000 was established on this loan. The three repurchase requests which incurred a loss totaled $779,000 and represented a return rate of ..17% of the loan pool. The $205,000 total loss represented a loss on the repurchase requests of 26.3%.

The general reserves which were established were generally higher than actual loss experience, however, in establishing the reserve for repurchased loans the Company also considered several economic factors which were likely to adversely impact the Company’s loss experience. These factors included continuing weakness in the housing market and price declines in the local market; a nationwide recession with significant decline in employment; and increasing delinquency and foreclosure rates on single-family mortgage loans. Additionally, both FNMA and FHLMC had indicated their desire to carefully examine loan documentation on loans sold to these agencies by loan originators, such as the Bank, with a goal of putting an increasing amount of delinquent loans back to the originator.

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

The investment policy of the Bank as established by the Board attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations that are investment grade at purchase. The Bank’s policies provide that all investment purchases must be approved by two officers (either the Vice President/Treasurer, the Executive Vice President/Chief Financial Officer or the President/Chief Operating Officer) and must be ratified by the Board.

Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they may be classified as held to maturity. Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2010, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

Investment Securities. At December 31, 2010, the portfolio primarily consisted of $55.0 million of corporate debt securities, $41.1 million of U.S. agency obligations and $10.7 million of state and municipal obligations. Each of the U.S. agency obligations are rated AAA by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities in the State of New Jersey with current credit ratings that are considered investment grade ranging from a high of AA+ to a low of A-. The corporate debt securities are issued by other financial institutions and consist of eleven $5.0 million issues spread between eight issuers. Credit ratings range from a high of A2 to a low of BB- as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90 day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporary at December 31, 2010. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The estimated market value of the portfolio improved over the prior year. Additionally, the Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

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

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities. At December 31, 2010, mortgage-backed securities totaled $341.2 million, or 15.2% of total assets, and all were directly insured or guaranteed by either FHLMC, FNMA or GNMA.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Beginning balance	$213,622	$40,801	$54,137

Mortgage-backed securities Purchased	193,001	197,349	—

Less: Principal repayments	(69,024)	(24,380)	(13,431)

Amortization of premium	(1,680)	(577)	(72)

Change in net unrealized gain on mortgage-backed securities available for sale	5,256	429	167

Ending balance	$341,175	$213,622	$40,801

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)

Mortgage-backed securities:
FHLMC	$19,225	$19,598	$12,423	$12,865	$9,593	$9,687
FNMA	315,024	320,368	199,381	199,413	29,597	29,629
GNMA	1,037	1,209	1,185	1,344	1,407	1,485

Total mortgage-backed securities	$335,286	$341,175	$212,989	$213,622	$40,597	$40,801

Investment Securities. The following table sets forth certain information regarding the amortized cost and market values of the Company’s investment securities at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Investment securities:

U.S. agency obligations	$41,146	$41,132	$301	$306	$302	$314

State and municipal obligations	10,690	10,615	300	300	150	150

Corporate debt securities	55,000	39,856	55,000	36,369	55,000	31,686

Equity investments	370	315	370	292	2,196	2,214

Total investment securities	$107,206	$91,918	$55,971	$37,267	$57,648	$34,364

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2010. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2010
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Investment securities:
U.S. agency obligations	$—	$41,146	$—	$—	$41,146	$41,132
State and municipal obligations (1)	514	10,176	—	—	10,690	10,615
Corporate debt securities (2)	—	—	—	55,000	55,000	39,856

Total investment securities	$514	$51,322	$—	$55,000	$106,836	$91,603

Weighted average yield	1.75%	1.07%	—	.88%	.98%

Mortgage-backed securities:
FHLMC	$—	$—	$13	$19,212	$19,225	$19,598
FNMA	—	2	—	315,022	315,024	320,368
GNMA	—	7	—	1,030	1,037	1,209

Total mortgage-backed securities	$—	$9	$13	$335,264	$335,286	$341,175

Weighted average yield	—%	12.46%	2.45%	3.32%	3.32%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities with maturities over one year carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Sources of Funds

General. Deposits, loan and mortgage-backed securities repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts and time deposits. For the years ended December 31, 2010 and 2009, time deposits constituted 19.5% and 25.2%, respectively, of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not currently use brokers to obtain deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net new deposits (withdrawals)	$285,685	$72,300	$(36,030)
Interest credited on deposit accounts	14,084	17,767	26,372

Total increase (decrease) in deposit accounts	$299,769	$90,067	$(9,658)

At December 31, 2010, the Bank had $72.3 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$19,670	.67%
Over three through six months	15,249	1.03
Over six through 12 months	4,154	1.31
Over 12 months	33,181	3.36

Total	$72,254	2.02

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Year Ended December 31,
	2010			2009			2008
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Money market deposit accounts	$104,833	6.83%	.57%	$91,695	6.76%	.74%	$84,605	6.49%	1.29%
Savings accounts	241,762	15.75	.72	223,230	16.46	.88	200,761	15.41	1.00
Interest-bearing checking accounts	761,854	49.65	.84	588,923	43.41	1.20	500,540	38.42	1.94
Non-interest-bearing accounts	127,535	8.31	—	110,740	8.16	—	107,976	8.29	—
Time deposits	298,534	19.46	1.87	341,999	25.21	2.43	408,870	31.39	3.42

Total average deposits	$1,534,518	100.00%	.93	$1,356,587	100.00%	1.33	$1,302,752	100.00%	2.06

Borrowings. From time to time the Bank has obtained advances from the Federal Home Loan Bank of New York (“FHLB-NY”) for cash management purposes or as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-NY. At December 31, 2010, the Bank had $265.0 million in outstanding advances from the FHLB-NY.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third party custodian. At December 31, 2010, the Bank had borrowed $67.9 million through securities sold under agreements to repurchase.

The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2010, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities

At December 31, 2010, the Bank owned four subsidiaries – OceanFirst Services, LLC, OceanFirst REIT Holdings, Inc., 975 Holdings, LLC and Columbia (inactive).

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

OceanFirst REIT Holdings, Inc. was established in 2007 as an LLC and converted to the corporate form of ownership on January 1, 2009. It acts as the holding company for OceanFirst Realty Corp. OceanFirst Realty Corp. was established in 1997, invests in qualifying mortgage loans and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future.

975 Holdings, LLC was established in 2010 as a wholly-owned service corporation of the Bank for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.

Columbia is inactive. See “Lending Activities – Origination, Sale, Servicing and Purchase of Loans.”

Personnel

As of December 31, 2010, the Bank had 358 full-time employees and 75 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by Federal law to file reports with, and comply with the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, compliance and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on the Company. For example, the new law provides that the OTS, which is currently the primary federal regulator for the Company and the Bank, will cease to exist on July 21, 2011. The Office of the Comptroller of the Currency (the “OCC”), which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including the Bank. The FRB will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense. The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as OceanFirst Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators, although the CFPB will have back-up authority over such institutions. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act also directs the FRB to issue rules to limit debit-card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by Banks with assets of $10 billion or more. On December 16, 2010, the FRB issued a proposed rule which would cap debit-card interchange fees to no more than 12 cents per transaction compared to an industry average of 44 cents per transaction. The Bank’s average interchange fee per transaction is 36 cents. The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2010, the Bank’s revenue from interchange fees was $1.8 million. The FRB has until April 2011 to issue a final regulation, so the timing and ultimate extent of impact to the Company is unknown.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal banking agencies to promulgate rules prohibiting excessive compensation paid to bank executives, regardless of whether the company is publicly traded. These rules will require each bank with assets greater than $1 billion, such as the Bank, to make annual confidential disclosures to its primary Federal regulator detailing incentive compensation plans. The rules will prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation or that would expose the bank to inappropriate risks by providing compensation that could lead to a material financial loss.

It is uncertain how the implementation of and promulgation of rules under the Dodd-Frank Act, including the Company and the Bank being regulated by the FRB and the OCC, will affect the Bank. As the OCC and the FRB begin to regulate and supervise savings associations and savings and loan holding companies, existing regulations may be repealed or modified. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company, is subject to change and is qualified in its entirety by reference to the actual laws and regulations involved.

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

Capital Requirements and Limitations on Distributions. Although savings and loan holding companies currently are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, Federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS which has the authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

The Dodd-Frank Act, however, immediately authorizes the OTS and its successor regulator of thrift holding companies, the FRB, to promulgate capital requirements for all thrift holding companies, including the Company. The Dodd-Frank Act also extends the “source of strength” doctrine to include thrift holding companies, including the Company. The federal banking regulatory agencies are required to issue joint rules within two years of enactment of the Dodd-Frank act requiring that all bank and thrift holding companies serve as a source of strength for any depository institution subsidiary.

Five years after the date of enactment of the Dodd-Frank Act, thrift holding companies that were not subject to the authority of the Board of Governors of the Federal Reserve as of May 19, 2010, including the Company, will be subject to the following (i) minimum capital requirements for thrift holding companies that can be no lower than the generally applicable capital requirements that were in effect for insured depositories as of the date of enactment of the Dodd-Frank Act; (ii) any trust preferred securities issued after May 19, 2010 are removed as a permitted component of a holding company’s Tier 1 capital; (iii) for holding companies with $15 billion or more in consolidated assets, any trust preferred securities issued before May 19, 2010 will no longer be a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period which begins January 1, 2013; and (iv) for holding companies, such as the Company, with less than $15 billion in consolidated assets, any trust preferred securities issued before May 19, 2010 may remain a component of a holding company’s Tier 1 capital. The new capital requirements are not expected to have a significant impact on the Company.

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

The risk-based capital standard for savings institutions requires the maintenance of Core and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet activities, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The OTS has authority to establish individual minimum capital requirements in cases where it is determined that a particular institution’s capital level is, or may, become inadequate in light of the circumstances involved.

The following table presents the Bank’s capital position at December 31, 2010. The Bank met each of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)

Tangible	$206,163	$33,868	$172,295	9.13%	1.50%

Core (Leverage)	206,163	90,315	115,848	9.13	4.00

Risk-based	219,399	114,899	104,500	15.28	8.00

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

In 2009 the FDIC announced increased assessments and charged a 10 basis point emergency special assessment, which was collected on September 30, 2009. The Company recorded an expense of $869,000 for the year ended December 31, 2009 to reflect the special assessment. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. These actions significantly increased the Company’s non-interest expense in 2009.

In addition, in 2009 the FDIC required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepayment of assessments would ensure that the deposit insurance system remains directly funded by depository institutions and preserves the FDIC’s ability to borrow from the Treasury for emergency situations. The prepayment of $7.4 million was collected on December 30, 2009 and was recorded as a prepaid expense on the Company’s statement of financial condition. The prepaid expense is periodically amortized into operating expense through 2012.

On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The changes are effective beginning with the second quarter of 2011. The rule finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.

Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, pursuant to its statutory authority, the Board of Directors of the FDIC increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2012. At that time, deposit insurance coverage will return to $100,000 for all deposit categories, except for IRAs and certain retirement accounts that will continue to be insured up to $250,000 as described above.

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

The total expense incurred in 2010 and 2009 for the deposit insurance assessment and the FICO payments was $2.3 million and $2.7 million, respectively.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2010, the Bank’s limit on loans to one borrower was $30.9 million. At December 31, 2010, the Bank’s maximum loan exposure to a single borrower was $19.0 million, although the amount outstanding at December 31, 2010 was $16.5 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2010, the Bank met the qualified thrift lender test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. If the OTS objects to the Bank’s notice to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act may limit the Company’s ability to pay dividends or repurchase stock in the future.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly thrift financial report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the fiscal year ended December 31, 2010 totaled $399,000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2010 of $16.9 million.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2011, the Federal Reserve Board has set the 3% reserve limit at $10.7 million and the exemption of $58.8 million.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2010 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

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

The nationwide recession and difficult market conditions have adversely affected the industry. The Bank is exposed to general economic conditions and downturns in the U.S. housing market. Dramatic declines in the national housing market in recent years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions such as the Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets may adversely affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. In particular, the Company may face the following risks in connection with these events:

•	The Company’s stock price could be negatively impacted by these events and could remain under pressure until a market recovery is under way.

•	Increased regulation of the industry. Compliance with such regulation may increase costs and limit the Company’s ability to pursue business opportunities.

•

The process used to estimate losses inherent in the Company’s credit exposure requires subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of borrowers to repay their loans. A continued deterioration in economic conditions may adversely affect future earnings.

•	Increased levels of nonperforming loans and loan losses may negatively impact earnings.

•

The Company may be required to pay significantly higher FDIC deposit premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	A further deterioration in consumer confidence in financial institutions which could lead to declines in deposit totals and impact liquidity.

A continuation or worsening of current financial market or economic conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

A continued downturn in the local economy or in local real estate values could hurt profits. Most of the Bank’s loans are secured by real estate or are made to businesses in Ocean and Monmouth Counties, New Jersey and the surrounding area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profits. Prior to 2007 there was a significant increase in real estate values in the Bank’s market area. Since that time, there has been a weakening in the local economy with rising unemployment coupled with declining real estate values and increases in non-performing mortgage loans, particularly residential loans. A further decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

The Bank operates in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Bank is subject to extensive regulation, supervision and examination by the OTS, which is currently its primary federal regulator, and by the FDIC, as insurer of deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. The purpose of the laws and regulations that govern the Bank’s operations are designed for the protection of depositors and the public, but not the Company’s stockholders.

In July of 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act is a broad legislative initiative that will significantly change the current bank regulatory structure and affect the operating activities of financial institutions and their holding companies. For example, the Dodd-Frank Act provides that the OTS, which is currently the primary federal regulator for the Company and the Bank, will cease to exist in July of 2011. The OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts such as the Bank. The FRB will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company. In addition, the Dodd-Frank Act creates the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act also directs the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by Banks with assets of $10 billion or more. On December 16, 2010, the FRB issued a proposed rule which would cap debit-card interchange fees to no more than 12 cents per transaction compared to an industry average of 44 cents per transaction. The Bank’s average interchange fee per transaction is 36 cents. The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2010, the Bank’s revenues from interchange fees were $1.8 million. The FRB has until April 2011 to issue a final regulation, so the timing and ultimate extent of impact to the Company is unknown. Also, effective July 21, 2011 is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. It is difficult to predict at this time what specific impact the Dodd-Frank Act, the yet to be adopted implementing rules and regulations, the change in the Company’s and the Bank’s regulators, or any other changes or law or regulation, will have on the Company and the Bank. However, it is expected that at a minimum they will increase the Company’s operating and compliance costs and could also increase interest expense and decrease revenue.

The recently publicized foreclosure issues affecting the nation’s largest mortgage loan servicers could impact the Bank’s foreclosure process. Several of the nation’s largest mortgage loan servicers have experienced highly publicized issues with respect to their foreclosure processes. As a result, some of these servicers have experienced moratoriums on their foreclosures and have been the subject of state attorney general scrutiny and consumer lawsuits. In light of these issues, the Bank has reviewed its foreclosure policies and procedures and has not found it necessary to interrupt any foreclosures. Over the past few years, foreclosure timelines have increased significantly due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, voluntary and in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. These foreclosure process issues and the potential legal and regulatory responses could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders, including the Bank, which might result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses.

Continued capital and credit market volatility may adversely affect the Company’s ability to access capital and may have a material adverse effect on the Company’s business, financial condition and results of operations. The capital and credit markets have been experiencing volatility and disruption in recent years. The markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect on its ability to access capital, which might result in a material adverse effect upon the Company’s business, financial condition or results of operations.

Changes in the fair value of securities may reduce stockholder’s equity and net income. At December 31, 2010, the Company maintained a securities portfolio of $433.1 million all of which was classified as available for sale. The estimated fair value of the available for sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholder’s equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholder’s equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

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

At December 31, 2010, the securities available for sale portfolio included corporate debt securities issued by national and regional banks. The portfolio consisted of eleven $5.0 million issues spread among eight issuers. At December 31, 2010, the securities had a book value of $55.0 million and an estimated fair value of $39.9 million. The Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2010, $511.8 million, or 30.4%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial business loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

The Company’s allowance for loan losses may be inadequate, which could hurt the Company’s earnings. The Company’s allowance for loan losses may prove to be inadequate to cover actual loan losses and if the Company is required to increase its allowance, current earnings may be reduced. When borrowers default and do not repay the loans that the Bank makes to them, the Company may lose money. The Company’s experience shows that some borrowers either will not pay on time or will not pay at all, which will require the Company to cancel or “charge-off” the defaulted loan or loans. The Company provides for losses by reserving what it believes to be an adequate amount to absorb any probable incurred losses. A “charge-off” reduces the Company’s reserve for possible loan losses. If the Company’s reserves were insufficient, it would be required to record a larger reserve, which would reduce earnings for that period.

The Bank or Columbia may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Bank and Columbia each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. Repurchase demands accelerated industry-wide in recent years. Additionally, FNMA, FHLMC and investors carefully examine loan documentation with the goal of increasing the amount of repurchases by the loan originator. The repurchased mortgage loans could typically only be resold at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans, however, if repurchase activity is significant, the reserve may need to be increased to cover actual losses which could harm future earnings.

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

The Company’s inability to achieve profitability on new branches may negatively affect earnings. The Bank has expanded its presence within the market area through de novo branching and continually evaluates opportunities for new branches. The profitability of this expansion strategy will depend on whether the income from the new branches will offset the increased expenses resulting from operating these branches. It is expected to take a period of time before these branches or any branches to open can become profitable. During this period, the expense of operating these branches may negatively affect net income.

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

The Bank’s ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market. Over the past few years, the Bank has faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for thirty-year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. In addition, the U.S. Congress recently extended through September 2011 the expanded conforming loan limits in the Bank’s market, allowing larger balance loans to continue to be acquired by the GSEs. As a result, more loans in the Bank’s portfolio qualified under the expanded conforming loan limits and were refinanced into conforming fixed-rate mortgages which the Bank originates but does not retain for its portfolio. The Bank expects that one-to-four family mortgage loan repayments will remain at elevated levels and will continue to outpace the production of loans to be held for portfolio. As a result of these factors, it may be difficult for the Bank to grow the residential mortgage loan portfolio, which could have a materially adverse impact on the Bank’s earnings.

On February 11, 2011, the Administration released its report on restructuring FNMA and FHLMC and on further reforming the mortgage and securitization markets. The report details the Administration’s intent to “wind down FNMA and FHLMC and shrink the government’s current footprint in housing finance.” Specifically, the proposal will increase GSE pricing, reduce conforming loan limits by allowing temporary higher limits to reset downward as of October 1, 2011, phase in a minimum 10% down payment requirement for borrowers, and shrink the GSE’s investment portfolio at a rate of not less than 10% per year. It is unsure at this time whether the Administration’s proposal, or any other proposed reform, affecting the GSEs will be enacted, and if so, the final form and impact on the Bank.

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

Deposit insurance assessments may increase substantially, which may adversely affect profits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within eight years (absent extraordinary circumstances).

Continued bank failures coupled with unsettled economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. In 2009 the FDIC announced increased assessments and charged a 10 basis point emergency special assessment, which was collected on September 30, 2009. The Company recorded an expense of $869,000 for the year ended December 31, 2009 to reflect the special assessment. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. These actions significantly increased the Company’s non-interest expense in 2009.

In addition, in 2009 the FDIC, required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepayment of assessments would ensure that the deposit insurance system remains directly funded by depository institutions and preserves the FDIC’s ability to borrow from the Treasury for emergency situations. The prepayment of $7.4 million was collected on December 30, 2009 and was recorded as a prepaid expense on the Company’s statement of financial condition. The prepaid expense is periodically amortized into operating expense through 2012.

On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The changes are effective beginning with the second quarter of 2011. The rule finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The revised assessment method will likely result in a reduction in the Company’s non-interest expense in 2011. There can be no assurance, however, that the actions of the FDIC will restore the insurance fund balance to the required reserve ratio or that the FDIC will not be required to take further actions that may have a negative affect on the Company’s earnings or financial condition.

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

Market Information for Common Stock

OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Stock Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2010 and 2009.

2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$11.58	$13.39	$13.17	$13.35
Low	9.84	11.46	11.09	11.89

2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$16.92	$14.23	$13.83	$12.43
Low	7.29	10.55	10.98	9.40

As of December 31, 2010, the Company had approximately 3,000 shareholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Stock Performance Graph

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Market Index and the SNL Thrift Index for the period December 31, 2005 through December 31, 2010. The graph may not be indicative of possible future performance of the Company’s common stock.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

OceanFirst Financial Corp.	100.00	104.32	75.35	83.01	60.37	71.65
All Nasdaq US Stocks	100.00	110.39	122.15	73.32	106.57	125.91
SNL Thrift Index	100.00	116.57	69.93	44.50	41.50	43.37

Notes:

A.	The lines represent annual index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the annual interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100 on 12/31/05.

For the years ended December 31, 2010 and 2009, the Company paid an annual cash dividend of $.48 and $.80 per share, respectively.

On July 16, 2006, the Company announced its intention to repurchase up to 615,883 shares or 5% of its outstanding common stock. Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	-0-	—	-0-	489,062
November 1, 2010 through November 30, 2010	-0-	—	-0-	489,062
December 1, 2010 through December 31, 2010	-0-	—	-0-	489,062

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2010	2009	2008	2007	2006

(dollars in thousands)
Selected Financial Condition Data:

Total assets	$2,251,330	$2,030,028	$1,857,946	$1,927,499	$2,077,002
Investment securities available for sale	91,918	37,267	34,364	57,625	82,384
Federal Home Loan Bank of New York stock	16,928	19,434	20,910	22,941	25,346
Mortgage-backed securities available for sale	341,175	213,622	40,801	54,137	68,369
Loans receivable, net	1,660,788	1,629,284	1,648,378	1,675,919	1,701,425
Mortgage loans held for sale	6,674	5,658	3,903	6,072	82,943
Deposits	1,663,968	1,364,199	1,274,132	1,283,790	1,372,328
Federal Home Loan Bank advances	265,000	333,000	359,900	393,000	430,500
Securities sold under agreements to repurchase and other borrowings	95,364	92,073	89,922	109,307	102,482
Stockholders’ equity	201,251	183,536	119,783	124,306	132,320

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$101,367	$95,861	$103,405	$114,964	$116,562
Interest expense	24,253	30,398	45,382	62,040	58,443

Net interest income	77,114	65,463	58,023	52,924	58,119
Provision for loan losses	8,000	5,700	1,775	700	150

Net interest income after provision for loan losses	69,114	59,763	56,248	52,224	57,969
Other income	15,312	15,589	12,823	2,531	13,608
Operating expenses	53,647	50,544	47,447	53,820	52,381

Income before provision (benefit) for income taxes	30,779	24,808	21,624	935	19,196
Provision (benefit) for income taxes	10,401	9,155	6,860	(140)	6,563

Net income	20,378	15,653	14,764	1,075	12,633
Dividends on preferred stock and discount Accretion	—	3,170	—	—	—

Net income available to common stockholders	$20,378	$12,483	$14,764	$1,075	$12,633

Basic earnings per share	$1.12	$.98	$1.27	$.09	$1.09

Diluted earnings per share	$1.12	$.98	$1.26	$.09	$1.07

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data (1):

Performance Ratios:

Return on average assets	.93%	.82%	.78%	.05%	.62%
Return on average stockholders’ equity	10.62	9.35	11.98	.86	9.40
Stockholders’ equity to total assets	8.94	9.04	6.45	6.45	6.37
Tangible equity to tangible assets	8.94	9.04	6.45	6.45	6.32
Average interest rate spread (2)	3.56	3.42	3.00	2.50	2.69
Net interest margin (3)	3.69	3.63	3.24	2.79	2.98
Average interest-earning assets to average interest-bearing liabilities	111.99	112.36	109.47	108.96	109.53
Operating expenses to average assets	2.44	2.66	2.52	2.70	2.56
Efficiency ratio (4)	58.04	62.36	66.97	97.05	73.03

Asset Quality Ratios:

Non-performing loans as a percent of total loans receivable (5)(6)	2.23	1.72	.97	.52	.25
Non-performing assets as a percent of total assets (6)	1.77	1.52	.92	.48	.23
Allowance for loan losses as a percent of total loans receivable (5)	1.17	.89	.70	.62	.57
Allowance for loan losses as a percent of total non-performing loans (6)	52.48	51.99	72.71	119.76	226.25

Per Share Data:

Cash dividends per common share	$.48	$.80	$.80	$.80	$.80
Stockholders’ equity per common share at end of period	10.69	9.75	9.69	10.07	10.79
Tangible stockholders’ equity per common share at end of period	10.69	9.75	9.69	10.07	10.70

Number of full-service customer facilities:	23	23	23	20	21

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.
(2)	The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(5)	Total loans receivable includes loans receivable and loans held for sale.
(6)	Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”).

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

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, reverse mortgage loan originations, loan servicing, merchant check card services, deposit account services, the sale of alternative investments, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, federal deposit insurance, data processing, marketing, and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

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

With industry consolidation eliminating most locally-headquartered competitors, the Company saw an opportunity to fill a perceived void for locally-delivered commercial loan and deposit services. As such, the Bank assembled an experienced team of business banking professionals responsible for offering commercial loan and deposit services and merchant check card services to local businesses. As a result of this initiative, commercial loans represented 30.4% of the Bank’s total loans at December 31, 2010 as compared to 20.2% at December 31, 2005 and only 3.6% at December 31, 1997. Commercial loan growth in 2010 was $44.7 million, or 9.6%, as the Bank successfully competed for high quality credits from larger, out-of-market competitors. The diversification of the Bank’s loan products entails a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring.

The Bank seeks to increase core deposit market share in its primary market area by expanding the branch network and improving market penetration. Over the past fifteen years through December 31, 2010, the Bank has opened fifteen branch offices, eleven in Ocean County and four in Monmouth County. The Bank is continually evaluating additional office sites within its existing market area.

At December 31, 2010, the fifteen most recently opened branches maintained an average core deposit ratio of 86.0%. Core account development has also benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. Additionally, marketing and incentive plans have focused on core account growth. As a result of these efforts the Bank’s core deposit ratio has grown to 82.9% at December 31, 2010 as compared to 64.1% at December 31, 2005 and only 33.0% at December 31, 1997. Core deposits are generally considered a less expensive and more stable funding source than certificates of deposit.

Management continues to diversify the Bank’s product line in order to enhance non-interest income. The Bank offers alternative investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. The products are non-proprietary, sold through a third party vendor, and provide the Bank with fee income opportunities. In early 2005, the alternative investment program was expanded to add Licensed Bank Employees which allows the Bank to capture more of the revenue associated with the sale of investment products. The Bank introduced trust and asset management services in early 2000 and has also expanded the non-interest income received from small business relationships including merchant services. As a result of these initiatives, income from fees and service charges has increased to $11.2 million for the year ended December 31, 2010 as compared to $9.4 million for the year ended December 31, 2005 and only $1.4 million for the year ended December 31, 1997. During 2003, the Bank began offering reverse mortgage loans. The Bank was previously approved by FNMA and another institutional investor as a seller/servicer of reverse mortgage loans. In late 2010, the Bank began selling all reverse mortgage loan production to an institutional investor with servicing released. The gain on sale from selling reverse mortgages is included in the net gain on sales of loans and securities available for sale.

Summary

Throughout 2009, and continuing into 2010, short-term interest rates remained low and the interest rate yield curve was unusually steep. The interest rate environment has generally had a positive impact on the Company’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. In the fourth quarter of 2010, however, the Company’s net interest margin contracted as compared to the prior linked quarter-end and the same prior year period. The decrease was due to the investment of strong deposit flows into interest-earning deposits and investment securities at modest net interest spread. Additionally, high loan refinance volume caused yields on loans and mortgage-backed securities to reset downward. The overall economy remains weak with continued high unemployment coupled with concern surrounding the housing market. These economic conditions have had an adverse impact on the Company’s results of operations as non-performing loans and the provision for loan losses have increased.

Highlights of the Company’s operating results were as follows:

Total assets increased to $2,251.3 million at December 31, 2010, an increase of 10.9% from $2,030.0 million at December 31, 2009. Loans receivable, net increased by $31.5 million, or 1.9%, to $1,660.8 million at December 31, 2010, from $1,629.3 million at December 31, 2009, primarily due to increased commercial and commercial real estate lending. Investment and mortgage-backed securities increased by $182.2 million to $433.1 million at December 31, 2010, from $250.9 million at December 31, 2009.

The increase in assets was funded by increased deposits, which grew by 22.0% to $1,664.0 million at December 31, 2010, from $1,364.2 million at December 31, 2009. Core deposits, defined as all deposits excluding time deposits, grew $326.8 million, exceeding total deposit growth of $299.8 million. Growing core deposits remains one of the Company’s primary goals. Also, as a result of the increase in deposits, Federal Home Loan Bank advances were repaid and decreased to $265.0 million at December 31, 2010, from $333.0 million at December 31, 2009.

Net income available to common stockholders for the year ended December 31, 2010 was $20.4 million or $1.12 per diluted share, as compared to net income available to common stockholders of $12.5 million, or $0.98 per diluted share, for the corresponding prior year period. For the year ended December 31, 2010, diluted earnings per share reflects the higher number of average diluted shares outstanding from the issuance of additional common shares in November 2009. For the year ended December 31, 2010, diluted earnings per share includes $922,000, or $.05 per share, relating to a reduction in the state deferred tax valuation allowance.

Net interest income for the year ended December 31, 2010 increased to $77.1 million, as compared to $65.5 million in the same prior year period, reflecting greater interest-earning assets and a higher net interest margin. The net interest margin increased to 3.69% for the year ended December 31, 2010, from 3.63% in the same prior year period partly due to the low interest rate environment.

The provision for loan losses increased to $8.0 million for the year ended December 31, 2010, as compared to $5.7 million for the corresponding prior year period. The provision for loan losses compares favorably with net loan charge-offs of $3.0 million for the year ended December 31, 2010. The Company’s non-performing loans totaled $37.5 million at December 31, 2010, an increase from $28.3 million at December 31, 2009, with the largest increase of $7.4 million attributable to one-to-four family mortgage loans. The overall increase is reflective of the economic environment and extended foreclosure timelines.

The Company remains well-capitalized with a tangible common equity ratio of 8.94%.

Return on average stockholders’ equity was 10.62% for the year ended December 31, 2010, as compared to 9.35% for the corresponding prior year.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2010 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

The Bank’s allowance for loan losses consists of a specific allowance and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated; generally those loans secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate. The specific allowance represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes. The loan portfolio is further segmented by delinquency status and risk rating. An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent and secured by real estate, the loss factors are determined based upon historical loan loss experience, current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit.

An overwhelming percentage of the Bank’s loan portfolio totaling 95.4%, whether one-to-four family, consumer or commercial, is secured by real estate. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should real estate values decline or should the markets served experience an adverse economic downturn.

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including sustained unemployment, a decline in real estate market values and possible increases in interest rates. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

Although management believes that the Bank has established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. In addition, various regulatory agencies, as part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available to them at the time of their examination. Although management uses what it believes to be the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Bank’s control.

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

As of December 31, 2010, the Company concluded that any unrealized losses in the securities available for sale portfolios were temporary in nature because they were primarily related to market interest rates, market illiquidity and wider credit spreads for these types of securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that would materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for each of the years ended December 31, 2010, 2009 and 2008. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	Years Ended December 31,
	2010			2009			2008

			Average			Average			Average
(dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$11,252	$28	.25%	$—	$—	—%	$10,496	$191	1.82%
Investment securities (1)	65,595	628	.96	55,859	888	1.59	60,952	2,948	4.84
FHLB-NY stock	20,838	1,028	4.93	16,435	866	5.27	20,156	1,396	6.93
Mortgage-backed securities (1)	336,286	11,503	3.42	91,660	3,512	3.83	46,970	2,210	4.71
Loans receivable, net (2)	1,653,367	88,180	5.33	1,639,992	90,595	5.52	1,653,413	96,660	5.85

Total interest-earning assets	2,087,338	101,367	4.86	1,803,946	95,861	5.31	1,791,987	103,405	5.77

Non-interest-earning assets	113,689			94,397			93,055

Total assets	$2,201,027			$1,898,343			$1,885,042

Liabilities and Equity:
Interest-bearing liabilities:
Money market deposit accounts	$104,833	597	.57%	$91,695	678	.74%	$84,605	1,091	1.29%
Savings accounts	241,762	1,732	.72	223,230	1,975	.88	200,761	2,014	1.00
Interest-bearing checking accounts	761,854	6,418	.84	588,923	7,056	1.20	500,540	9,688	1.94
Time deposits	298,534	5,593	1.87	341,999	8,323	2.43	408,870	13,963	3.42

Total	1,406,983	14,340	1.02	1,245,847	18,032	1.45	1,194,776	26,756	2.24
FHLB advances	358,352	8,629	2.41	263,896	10,849	4.11	344,302	15,974	4.64
Securities sold under agreements to repurchase	70,983	434	.61	68,272	589	.86	69,664	1,209	1.74
Other borrowings	27,500	850	3.09	27,500	928	3.37	28,238	1,443	5.11

Total interest-bearing liabilities	1,863,818	24,253	1.30	1,605,515	30,398	1.89	1,636,980	45,382	2.77

Non-interest-bearing deposits	127,535			110,740			107,976
Non-interest-bearing liabilities	17,764			14,691			16,876

Total liabilities	2,009,117			1,730,946			1,761,832
Stockholders’ equity	191,910			167,397			123,210

Total liabilities and equity	$2,201,027			$1,898,343			$1,885,042

Net interest income		$77,114			$65,463			$58,023

Net interest rate spread (3)			3.56%			3.42%			3.00%

Net interest margin (4)			3.69%			3.63%			3.24%

Ratio of interest-earning assets to interest-bearing liabilities	111.99%			112.36%			109.47%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate Volume Analysis

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

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Interest-earning deposits and short-term investments	$28	$—	$28	$(95)	$(96)	$(191)
Investment securities	136	(396)	(260)	(228)	(1,832)	(2,060)
FHLB-NY stock	221	(59)	162	(231)	(299)	(530)
Mortgage-backed securities	8,405	(414)	7,991	1,779	(477)	1,302
Loans receivable, net	731	(3,146)	(2,415)	(763)	(5,302)	(6,065)

Total interest-earning assets	9,521	(4,015)	5,506	462	(8,006)	(7,544)

Interest-bearing liabilities:
Money market deposit accounts	89	(170)	(81)	85	(498)	(413)
Savings accounts	148	(391)	(243)	214	(253)	(39)
Interest-bearing checking accounts	1,782	(2,420)	(638)	1,511	(4,143)	(2,632)
Time deposits	(970)	(1,760)	(2,730)	(2,036)	(3,604)	(5,640)

Total	1,049	(4,741)	(3,692)	(226)	(8,498)	(8,724)

FHLB advances	3,133	(5,353)	(2,220)	(3,442)	(1,683)	(5,125)
Securities sold under agreements to repurchase	22	(177)	(155)	(24)	(596)	(620)
Other borrowings	—	(78)	(78)	(37)	(478)	(515)

Total interest-bearing liabilities	4,204	(10,349)	(6,145)	(3,729)	(11,255)	(14,984)

Net change in net interest income	$5,317	$6,334	$11,651	$4,191	$3,249	$7,440

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets at December 31, 2010 were $2.251 billion, an increase of $221.3 million or 10.9%, compared to $2.030 billion at December 31, 2009.

Investment securities available for sale increased by 146.6%, to $91.9 million at December 31, 2010, as compared to $37.3 million at December 31, 2009, due to purchases of government agency and municipal securities, as the Company invested part of the funds received from strong deposit flows. Mortgage-backed securities available for sale increased by 59.7%, to $341.2 million at December 31, 2010, as compared to $213.6 million at December 31, 2009, primarily due to purchases of $193.0 million in mortgage-backed securities and collateralized mortgage obligations issued by U.S. government sponsored enterprises.

Loans receivable, net increased by $31.5 million, or 1.9%, to $1.661 billion at December 31, 2010, as compared to a balance of $1.629 billion at December 31, 2009. The growth was concentrated in commercial real estate and commercial loans, which together increased a total of $44.7 million, or 9.6%.

The increase in assets was funded by increased deposits which grew $300.0 million, or 22.0%, to $1.664 billion at December 31, 2010, from $1.364 billion at December 31, 2009. Core deposits, defined as all deposits excluding time deposits, increased $326.8 million partly offset by a $27.0 million decrease in time deposits as the Bank continued to moderate its pricing for this product. Also, as a result of the increase in deposits, Federal Home Loan Bank advances decreased by $68.0 million to $265.0 million at December 31, 2010, as compared to $333.0 million at December 31, 2009.

Stockholders’ equity at December 31, 2010 increased by 9.7%, to $201.3 million, as compared to $183.5 million at December 31, 2009 primarily due to net income and a reduction in accumulated other comprehensive loss partly offset by the cash dividend on common stock.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General

Net income available to common stockholders increased to $20.4 million for the year ended December 31, 2010, as compared to $12.5 million for the year ended December 31, 2009, an increase of 63.2%. Diluted earnings per share increased to $1.12 for the year ended December 31, 2010, as compared to $.98 for the same prior year period. Diluted earnings per share reflects the higher number of average diluted shares outstanding from the issuance of an additional 6,389,400 common shares in November 2009. Additionally, diluted earnings per share includes $922,000, or $0.05 per share, relating to a reduction in the state deferred tax valuation allowance.

Interest Income

Interest income for the year ended December 31, 2010 was $101.4 million, as compared to $95.9 million for the year ended December 31, 2009 reflecting greater interest-earning assets. Average interest-earning assets increased $283.4 million for the year ended December 31, 2010, as compared to the same prior year period. The increase was primarily in average mortgage-backed securities which rose $244.6 million.

Interest Expense

Interest expense for the year ended December 31, 2010 was $24.3 million, as compared to $30.4 million for the year ended December 31, 2009. The cost of interest-bearing liabilities decreased to 1.30% for the year ended December 31, 2010, as compared to 1.89%, for the prior year due to the lower interest rate environment. Average interest-bearing liabilities increased by $258.3 million for the year ended December 31, 2010, as compared to the prior year. The increase was primarily in average core deposits which increased $204.6 million and average FHLB advances which increased $94.5 million partly offset by a decrease in average time deposits of $43.5 million. The increase in average core deposits and average borrowings were primarily used to fund the increase in average mortgage-backed securities.

Net Interest Income

Net interest income for the year ended December 31, 2010 increased to $77.1 million, as compared to $65.5 million in the prior year reflecting a higher net interest margin and higher levels of interest-earning assets. The net interest margin increased to 3.69% for the year ended December 31, 2010 from 3.63% in the prior year.

Provision for Loan Losses

For the year ended December 31, 2010, the Company’s provision for loan losses was $8.0 million, as compared to $5.7 million for the prior year primarily due to the increase in non-performing loans, continued economic stress and higher loan balances. Non-performing loans increased $9.2 million, or 32.5%, to $37.5 million at December 31, 2010, from $28.3 million at December 31, 2009, primarily due to increased delinquencies in residential mortgages caused by continued high unemployment and the difficult economic environment. Net charge-offs increased to $3.0 million for the year ended December 31, 2010, as compared to $2.6 million for the same prior year period. Net charge-offs for the year ended December 31, 2010 include $1.2 million relating to loans originated by Columbia, the Company’s mortgage banking subsidiary which was shuttered in 2007.

Other Income

Other income was $15.3 million for the year ended December 31, 2010, as compared to $15.6 million for the prior year. Loan servicing income (loss) increased to income of $292,000 for the year ended December 31, 2010 from a loss of $18,000 for the prior year due to an impairment to the loan servicing asset of $263,000 recognized in the first quarter of 2009. Fees and service charges increased to $11.2 million for the year ended December 31, 2010, as compared to $10.5 million for the prior year. The increase was due to higher fees from merchant services, commercial checking accounts and trust services partly offset by a reduction in private mortgage insurance fee income of $146,000 related to several rescission claims. The net gain on sales of loans decreased to $3.7 million as compared to $3.9 million for the prior year due to a decline in the volume of loans sold partly offset by a higher gain on sale margin. The net loss from other real estate operations was $701,000 for the year ended December 31, 2010 as compared to a loss of $2,000 in the prior year due to current period write-downs in the value of properties previously acquired. Other income decreased $372,000 for the year ended December 31, 2010, as compared to the prior year due to the prior year recovery of $367,000 on borrower escrow funds at Columbia.

Operating Expenses

Operating expenses increased 6.1%, to $53.6 million for the year ended December 31, 2010, as compared to $50.5 million for the prior year primarily a result of increased compensation and general and administrative expense partially offset by decreases in occupancy, federal deposit insurance and merger related expenses. Compensation and employee benefits costs increased due to higher incentive compensation, salary and stock plan expense. The increase was also due to the reduction in mortgage loan closings from prior year levels. Fewer loan closings in the current year decreased deferred loan expense which results in an increase to compensation expense. Occupancy expense decreased by $490,000 for the year ended December 31, 2010, as compared to the prior year due to a $556,000 charge in the second quarter of 2009 relating to the termination of all remaining lease obligations of Columbia. Federal deposit insurance expense for the year ended December 31, 2010 decreased by $394,000 from the prior year primarily due to a special assessment of $869,000 in 2009, partly offset by additional insurance resulting from higher deposit balances. Merger related expenses for the year ended December 31, 2009 totaled $1.3 million, which related to the Company’s announced, but subsequently terminated, merger with Central Jersey Bancorp. General and administrative expense increased for the year ended December 31, 2010, over the prior year partly due to higher loan related expenses. Although loan closings have decreased from prior year levels, the marginal cost to originate each loan in the current regulatory and economic environment has increased and the Company has also incurred increased costs relating to loan applications which may not result in a closed loan.

Provision for Income Taxes

The provision for income taxes was $10.4 million for the year ended December 31, 2010, as compared to $9.2 million for the prior year. The effective tax rate decreased to 33.8% for the year ended December 31, 2010, as compared to 36.9% in the prior year. The decrease in the effective tax rate was due to a reduction in the state deferred tax valuation allowance of $922,000.

Dividends on Preferred Stock and Discount Accretion

Dividends on preferred stock and discount accretion totaled $3.2 million for the year ended December 31, 2009 as compared to no amount in the current year period. The preferred stock was redeemed on December 30, 2009 and the related warrant was repurchased on February 3, 2010. The warrant repurchase had no effect on net income available to common stockholders for the year ended December 31, 2010.

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

Operating Expenses

Operating expenses were $50.5 million for the year ended December 31, 2009, as compared to $47.4 million in the same prior year period. Federal deposit insurance increased to $3.1 million for the year ended December 31, 2009, as compared to $1.1 million in the same prior year period due to an increase in the assessment rate for FDIC deposit insurance effective January 1, 2009 and a special assessment of $869,000 for the year ended December 31, 2009. Occupancy expense for the year ended December 31, 2009 was adversely affected by a charge of $556,000 relating to all remaining lease obligations of Columbia. In light of the economic downturn and weak real estate market, the Company no longer expected to be able to sublet the vacant office space. Operating expenses for the year ended December 31, 2009 includes $1.3 million of costs related to the Company’s previously announced, but since terminated, merger with Central Jersey Bancorp. Operating expenses for the year ended December 31, 2009 also include costs relating to the opening of two new branches in the latter part of 2008.

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

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sales of loans, FHLB advances and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including advances from the FHLB.

At December 31, 2010, the Bank had no outstanding overnight borrowings from the FHLB as compared to $87.0 million in overnight borrowings at December 31, 2009. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $265.0 million at December 31, 2010, a decrease from $333.0 million at December 31, 2009. Securities sold under agreements to repurchase with retail customers increased to $67.9 million at December 31, 2010 from $64.6 million at December 31, 2009. Like deposit flows, this funding source is dependent upon demand from the Bank’s customer base.

For the year ended December 31, 2010, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and the repayment of borrowings. The Company’s cash needs for the year ended December 31, 2009 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and proceeds from the issuance of common stock. The cash was principally utilized for loan originations, the purchase of mortgage-backed securities and to reduce FHLB borrowings.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination and sale of loans. At December 31, 2010, outstanding commitments to originate loans totaled $62.2 million; outstanding unused lines of credit totaled $205.5 million; and outstanding commitments to sell loans totaled $41.3 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $173.5 million at December 31, 2010. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.

Cash dividends on common stock declared and paid during the year ended December 31, 2010 were $8.8 million, as compared to $9.4 million for the same prior year period. On January 19, 2011, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend was payable on February 11, 2011 to common stockholders of record at the close of business on January 31, 2011.

The primary source of liquidity specifically available to the Company are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the year ended December 31, 2010, the Company received no dividend payment from the Bank. The Company’s ability to continue to pay dividends will be partly dependent upon capital distributions from the Bank which may be adversely affected by capital restraints imposed by the Bank’s primary regulator. Pursuant to current OTS regulations, a notice is required to be filed with the OTS prior to the Bank paying a dividend to the Company. The OTS has the regulatory authority to require the Bank to maintain tier one core and total risk-based capital ratios that are higher than those required to be “well-capitalized,” which may restrict the Bank’s ability to pay dividends to the Company. If the Company requires dividends from the Bank to meet its liquidity needs, it will file the required notice with the OTS; however, the Company cannot predict whether the OTS will approve the Bank’s request to pay a dividend to the Company. The OTS may object to a proposed dividend, notwithstanding the Bank’s compliance with its capital requirements, if the dividend raises safety and soundness concerns or if the dividend would violate a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank by the OTS. If the OTS objects to the Bank’s request to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2010, OceanFirst Financial Corp. held $20.9 million in cash and $316,000 in investment securities available for sale.

At December 31, 2010, the Bank exceeded all of its regulatory capital requirements with tangible capital of $206.2 million, or 9.1%, of the Bank’s total adjusted assets, which is above the required level of $33.9 million or 1.5%; core capital of $206.2 million or 9.1% of the Bank’s total adjusted assets, which is above the required level of $90.3 million, or 4.0%; and risk-based capital of $219.4 million, or 15.3% of the Bank’s risk-weighted assets, which is above the required level of $114.9 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

At December 31, 2010, the Company maintained tangible common equity of $201.3 million for a tangible common equity to assets ratio of 8.94%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 14 to the Consolidated Financial Statements. The Bank also has outstanding commitments to sell loans amounting to $41.3 million.

The Bank and Columbia have each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Bank or Columbia to repurchase loans previously sold in the event of an early payment default or a violation of various representations and warranties customary to the mortgage banking industry. In the opinion of management, the potential exposure related to the loan sale agreements is adequately provided for in the reserve for repurchased loans included in other liabilities. At December 31, 2010 and 2009 the reserve for repurchased loans amounted to $809,000 and $819,000, respectively.

The following table shows the contractual obligations of the Bank by expected payment period as of December 31, 2010 (in thousands). Further discussion of these commitments is included in Notes 10 and 14 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$292,500	$54,000	$107,000	$109,000	$22,500
Operating Lease Obligations	20,262	1,562	2,736	2,491	13,473
Purchase Obligations	4,352	3,035	1,317	—	—

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

Accounting Standards Update 2010-20, amends ASC 310 (Receivables) to require significant new disclosures about the credit quality of financial receivables/loans and the allowance for credit losses. The objective of the new disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables, and (2) the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance (either by portfolio segment or by class of financing receivables). The required disclosures include, among other things, a rollforward of the allowance for credit losses by portfolio segment, as well as information about credit quality indicators and modified, impaired, non-accrual and past due loans. The disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) is required in all interim and annual reporting periods ending on or after December 15, 2010 and is included in the Company’s December 31, 2010 consolidated financial statements. Disclosures of activity that occurs during a reporting period (e.g., loan modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The principal objectives of the Company’s IRR management function are to evaluate the IRR inherent in certain balance sheet accounts; determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives; and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the exposure of its operations to changes in interest rates. The Company monitors its IRR as such risk relates to its operating strategies. The Bank’s Board has established an Asset Liability Committee (“ALCO”) consisting of members of the Bank’s management, responsible for reviewing the asset liability policies and IRR position. ALCO meets monthly and reports trends and the Company’s IRR position to the Board on a quarterly basis. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have an impact on the earnings of the Company.

The Bank utilizes the following strategies to manage IRR: (1) emphasizing the origination for portfolio of fixed-rate mortgage loans generally having terms to maturity of not more than fifteen years, adjustable-rate loans, floating-rate and balloon maturity commercial loans, and consumer loans consisting primarily of home equity loans and lines of credit; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (3) managing the maturities of wholesale borrowings. The Bank may also sell fixed-rate mortgage loans into the secondary market. In determining whether to retain fixed-rate mortgages or to purchase fixed-rate mortgage-backed securities, management considers the Bank’s overall IRR position, the volume of such loans originated or the amount of MBS to be purchased, the loan or MBS yield and the types and amount of funding sources. The Bank periodically retains fixed-rate mortgage loan production or purchases fixed-rate MBS in order to improve yields and increase balance sheet leverage. During periods when fixed-rate mortgage loan production is retained, the Bank generally attempts to extend the maturity on part of its wholesale borrowings. For the past few years, the Bank has sold most 30 year fixed-rate mortgage loan originations in the secondary market. The Company currently does not participate in financial futures contracts, interest rate swaps or other activities involving the use of off-balance-sheet derivative financial instruments, but may do so in the future to manage IRR.

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

The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2010, the Company’s one-year gap was positive .25% as compared to positive .04% at December 31, 2009. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 3.0% and 25.0% annually. Mortgage-backed securities were projected to prepay at rates between 7.0% and 18.0% annually. Savings accounts, interest-bearing checking accounts and money market deposit accounts were assumed to decay, or run-off, at 1.5% per month. Prepayment and decay rates can have a significant impact on the Company’s estimated gap.

There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected decay rates for deposits will be realized.

At December 31, 2010	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$13,514	$—	$—	$—	$—	$13,514
Investment securities	55,000	514	51,322	—	370	107,206
FHLB stock	—	—	—	—	16,928	16,928
Mortgage-backed securities	46,110	52,280	111,048	79,433	46,415	335,286
Loans receivable (2)	280,297	452,729	536,169	214,681	198,424	1,682,300

Total interest-earning assets	394,921	505,523	698,539	294,114	262,137	2,155,234

Interest-bearing liabilities:
Money market deposit accounts	4,928	14,785	39,426	49,282	—	108,421
Savings accounts	10,139	31,011	81,112	101,388	—	223,650
Interest-bearing checking accounts	448,979	67,313	179,502	224,530	—	920,324
Time deposits	63,029	110,510	59,541	23,459	28,605	285,144
FHLB advances	31,000	23,000	107,000	104,000	—	265,000
Securities sold under agreements to repurchase and other borrowings	90,364	—	—	—	5,000	95,364

Total interest-bearing liabilities	648,439	246,619	466,581	502,659	33,605	1,897,903

Interest sensitivity gap (3)	$(253,518)	$258,904	$231,958	$(208,545)	$228,532	$257,331

Cumulative interest sensitivity gap	$(253,518)	$5,386	$237,344	$28,799	$257,331	$257,331

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(11.76)%	.25%	11.01%	1.34%	11.94%	11.94%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Another method of analyzing an institution’s exposure to IRR is by measuring the change in the institution’s net portfolio value (“NPV”) and net interest income under various interest rate scenarios. NPV is the difference between the net present value of assets, liabilities and off-balance sheet contracts. The NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company’s interest rate sensitivity is monitored by management through the use of an IRR model which measures IRR by modeling the change in NPV and net interest income over a range of interest rate scenarios. The OTS also produces an NPV only analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Reports. The results produced by the OTS may vary from the results produced by the Company’s model, primarily due to differences in the assumptions utilized including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Company’s NPV and net interest income projections as of December 31, 2010 and 2009, as calculated by the Company (in thousands). For purposes of this table, the Company used prepayment speeds and deposit decay rates similar to those used in calculating the Company’s gap.

At December 31, 2010, the Company’s NPV in a static rate environment is relatively unchanged from the NPV at December 31, 2009. The increase in the percentage change in NPV in the +200 basis point rate shock is a result of an increase in 15 year fixed-rate mortgage-backed securities and fixed-rate investment securities. The changes in net portfolio value and net interest income are within the limitations established by management and approved by the Board of Directors.

	December 31, 2010						December 31, 2009
Change in Interest Rates in Basis Points	Net Portfolio Value			Net Interest Income		Change in Interest Rates in Basis Points	Net Portfolio Value			Net Interest Income
(Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	(Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change
200	$181,252	(17.4)%	8.4%	$74,887	(5.8)%	200	$192,771	(12.6)%	9.9%	$68,804	(7.0)%
100	204,940	(6.6)	9.3	77,519	(2.5)	100	209,887	(4.8)	10.6	71,779	(3.0)
Static	219,409	—	9.7	79,495	—	Static	220,452	—	10.9	74,004	—
(100)	226,798	3.4	9.9	76,397	(3.9)	(100)	216,497	(1.8)	10.5	70,661	(4.5)
(200)	244,147	11.3	10.6	72,483	(8.8)	(200)	206,585	(6.3)	10.1	65,067	(12.1)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OceanFirst Financial Corp. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited OceanFirst Financial Corp.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OceanFirst Financial Corp. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 15, 2011

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
Assets

Cash and due from banks	$31,455	$23,016
Investment securities available for sale (encumbered $31,163 in 2010 and $306 in 2009) (notes 3, 10, 11 and 15)	91,918	37,267
Federal Home Loan Bank of New York stock, at cost (note 10)	16,928	19,434
Mortgage-backed securities available for sale (encumbered $279,841 in 2010 and $82,382 in 2009) (notes 4, 10, 11 and 15)	341,175	213,622
Loans receivable, net (notes 5, 10 and 14)	1,660,788	1,629,284
Mortgage loans held for sale	6,674	5,658
Interest and dividends receivable (note 7)	6,446	6,059
Real estate owned, net	2,295	2,613
Premises and equipment, net (note 8)	22,488	22,088
Servicing asset (note 6)	5,653	6,515
Bank Owned Life Insurance	40,815	39,970
Other assets (note 11)	24,695	24,502

Total assets	$2,251,330	$2,030,028

Liabilities and Stockholders’ Equity

Deposits (note 9)	$1,663,968	$1,364,199
Securities sold under agreements to repurchase with retail customers (note 10)	67,864	64,573
Federal Home Loan Bank advances (note 10)	265,000	333,000
Other borrowings (note 10)	27,500	27,500
Due to brokers	—	40,684
Advances by borrowers for taxes and insurance	6,947	7,453
Other liabilities (note 14)	18,800	9,083

Total liabilities	2,050,079	1,846,492

Commitments and contingencies (note 14)
Stockholders’ equity: (notes 2, 11, 12, 13 and 18)
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,822,556 and 18,821,956 shares outstanding at December 31, 2010 and December 31, 2009, respectively	336	336
Additional paid-in capital	260,739	260,130
Retained earnings	174,677	163,063
Accumulated other comprehensive loss	(5,560)	(10,753)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,484)	(4,776)
Treasury stock, 14,744,216 and 14,744,816 shares at December 31, 2010 and December 31, 2009, respectively	(224,457)	(224,464)
Common stock acquired by Deferred Compensation Plan	946	986
Deferred Compensation Plan Liability	(946)	(986)

Total stockholders’ equity	201,251	183,536

Total liabilities and stockholders’ equity	$2,251,330	$2,030,028

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Interest income:
Loans	$88,180	$90,595	$96,660
Mortgage-backed securities	11,503	3,512	2,210
Investment securities and other	1,684	1,754	4,535

Total interest income	101,367	95,861	103,405

Interest expense:
Deposits (note 9)	14,340	18,032	26,756
Borrowed funds (note 10)	9,913	12,366	18,626

Total interest expense	24,253	30,398	45,382

Net interest income	77,114	65,463	58,023

Provision for loan losses (note 5)	8,000	5,700	1,775

Net interest income after provision for loan losses	69,114	59,763	56,248

Other income:
Loan servicing income (loss) (note 6)	292	(18)	385
Fees and service charges	11,214	10,506	10,838
Net gain on sales of loans available for sale (note 14)	3,657	3,895	1,701
Net loss on sales of securities available for sale (note 3)	—	(4)	(902)
Income from Bank Owned Life Insurance	845	835	705
Net (loss) gain from other real estate operations	(701)	(2)	72
Other	5	377	24

Total other income	15,312	15,589	12,823

Operating expenses:
Compensation and employee benefits (notes 1 and 12)	28,148	24,014	24,270
Occupancy (note 14)	5,501	5,991	5,487
Equipment	2,196	2,141	1,981
Marketing	1,745	1,767	1,833
Federal deposit insurance	2,705	3,099	1,104
Data processing	3,426	3,388	3,176
Legal	1,066	1,464	2,114
Check card processing	1,250	1,079	1,058
Accounting and audit	624	689	921
Merger related expenses	—	1,285	—
General and administrative	6,986	5,627	5,503

Total operating expenses	53,647	50,544	47,447

Income before provision for income taxes	30,779	24,808	21,624
Provision for income taxes (note 11)	10,401	9,155	6,860

Net income	20,378	15,653	14,764
Dividends on preferred stock and discount accretion (note 18)	—	3,170	—

Net income available to common stockholders	$20,378	$12,483	$14,764

Basic earnings per share	$1.12	$.98	$1.27

Diluted earnings per share	$1.12	$.98	$1.26

Average basic shares outstanding (note 1)	18,142	12,737	11,667

Average diluted shares outstanding (note 1)	18,191	12,784	11,758

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts)

Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2007	$—	$272	$203,532	$154,929	$(3,211)	$(5,360)	$(225,856)	$1,307	$(1,307)	$124,306

Comprehensive income:
Net income	—	—	—	14,764	—	—	—	—	—	14,764
Other comprehensive income
Unrealized holding loss on securities (net of tax benefit $7,232)	—	—	—	—	(11,810)	—	—	—	—	(11,810)
Reclassification adjustment for losses included in net income (net of tax benefit $343)	—	—	—	—	559	—	—	—	—	559

Total comprehensive income										3,513

Stock awards	—	—	581	—	—	—	—	—	—	581
Treasury stock allocated to restricted stock plan	—	—	(172)	(24)	—	—	196	—	—	—
Tax benefit of stock plans	—	—	51	—	—	—	—	—	—	51
Allocation of ESOP stock	—	—	—	—	—	291	—	—	—	291
ESOP adjustment	—	—	306	—	—	—	—	—	—	306
Cash dividend - $0.80 per share	—	—	—	(9,366)	—	—	—	—	—	(9,366)
Exercise of stock options	—	—	—	(36)	—	—	137	—	—	101
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(326)	326	—

Balance at December 31, 2008	—	272	204,298	160,267	(14,462)	(5,069)	(225,523)	981	(981)	119,783

Comprehensive income:
Net income	—	—	—	15,653	—	—	—	—	—	15,653
Other comprehensive income
Unrealized gain on securities (net of tax expense $1,300)	—	—	—	—	3,709	—	—	—	—	3,709

Total comprehensive income				—						19,362

Proceeds from issuance of preferred stock and warrants	36,921	—	1,342	—	—	—	—	—	—	38,263
Redemption of preferred stock	(38,263)	—	—	—	—	—	—	—	—	(38,263)
Net proceeds from common stock offering	—	64	54,184	—	—	—	—	—	—	54,248
Accretion of discount on preferred stock and redemption charge	1,342	—	—	(1,342)	—	—	—	—	—	—
Treasury stock allocated to restricted stock Plan	—	—	(694)	(221)	—	—	915	—	—	—
Stock awards	—	—	734	—	—	—	—	—	—	734
Tax benefit of stock plans	—	—	150	—	—	—	—	—	—	150
Allocation of ESOP stock	—	—	—	—	—	293	—	—	—	293
ESOP adjustment	—	—	116	—	—	—	—	—	—	116
Cash dividend - $0.80 per share	—	—	—	(9,417)	—	—	—	—	—	(9,417)
Cash dividend on preferred stock	—	—	—	(1,828)	—	—	—	—	—	(1,828)
Exercise of stock options	—	—	—	(49)	—	—	144	—	—	95
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	5	(5)	—

Balance at December 31, 2009	—	336	260,130	163,063	(10,753)	(4,776)	(224,464)	986	(986)	183,536

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Comprehensive income:
Net income	—	—	—	20,378	—	—	—	—	—	20,378
Other comprehensive income
Unrealized gain on securities (net of tax expense $3,478)	—	—	—	—	5,193	—	—	—	—	5,193

Total comprehensive income										25,571

Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Expenses of common stock offering	—	—	(108)	—	—	—	—	—	—	(108)
Stock awards	—	—	1,047	—	—	—	—	—	—	1,047
Tax expense of stock plans	—	—	(23)	—	—	—	—	—	—	(23)
Allocation of ESOP stock	—	—	—	—	—	292	—	—	—	292
ESOP adjustment	—	—	124	—	—	—	—	—	—	124
Cash dividend - $0.48 per share	—	—	—	(8,764)	—	—	—	—	—	(8,764)
Exercise of stock options	—	—	—	—	—	—	7	—	—	7
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(40)	40	—

Balance at December 31, 2010	$—	$336	$260,739	$174,677	$(5,560)	$(4,484)	$(224,457)	$946	$(946)	$201,251

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$20,378	$15,653	$14,764

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,154	1,985	1,752
Amortization of ESOP	292	293	291
ESOP adjustment	124	116	306
Stock awards	1,047	734	581
Amortization and impairment of servicing asset	2,018	2,374	2,095
Net premium amortization in excess of discount accretion on securities	1,804	578	24
Net premium amortization of deferred fees and discounts on loans	998	933	982
Provision for loan losses	8,000	5,700	1,775
(Recovery) provision for repurchased loans	—	(245)	(248)
Deferred tax (benefit) expense	(4,903)	(1,955)	4,389
Net loss (gain) from sale of premises and equipment	9	6	(5)
Net loss (gain) on sales of real estate owned	476	(166)	(149)
Net gain on sales of loans and securities available for sale	(3,657)	(3,646)	(551)
Proceeds from sales of mortgage loans held for sale	166,820	235,000	103,091
Mortgage loans originated for sale	(165,335)	(234,765)	(99,853)
Increase value of Bank Owned Life Insurance	(845)	(835)	(705)
(Increase) decrease in interest and dividends receivable	(387)	239	617
Decrease (increase) in other assets	1,231	(7,871)	(2,823)
Increase (decrease) in other liabilities	9,717	2,700	(1,625)

Total adjustments	19,563	1,175	9,944

Net cash provided by operating activities	39,941	16,828	24,708

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(41,945)	10,085	23,274
Loans repurchased	—	—	(968)
Proceeds from sales of investment securities available for sale	—	1,822	3,122
Purchase of investment securities available for sale	(52,959)	(300)	(1,087)
Purchase of mortgage-backed securities available for sale	(233,685)	(156,665)	—
Proceeds from maturities or calls of investment securities available for sale	1,600	150	2,065
Principal payments on mortgage-backed securities available for sale	69,024	24,380	13,431
Decrease in Federal Home Loan Bank of New York stock	2,506	1,476	2,031
Net proceeds from sale and acquisition of real estate owned	1,285	1,070	917
Proceeds from sale of premises and equipment	—	—	5
Purchases of premises and equipment	(2,563)	(2,743)	(5,206)

Net cash (used in) provided by investing activities	(256,737)	(120,725)	37,584

Cash flows from financing activities:
Increase (decrease) in deposits	299,769	90,067	(9,658)
(Decrease) increase in short-term borrowings including short-term Federal Home Loan Bank advances	(133,709)	5,251	18,515
Proceeds from Federal Home Loan Bank advances	154,000	78,000	57,000
Repayments of Federal Home loan Bank advances	(85,000)	(108,000)	(116,000)
Repayments of securities sold under agreements to repurchase	—	—	(12,000)
Decrease in advances by borrowers for taxes and insurance	(506)	(128)	(7)
Tax (expense) benefit of stock plans	(23)	150	51
Exercise of stock options	7	95	101
Dividends paid – common stock	(8,764)	(9,417)	(9,366)
Dividends paid – preferred stock	—	(1,828)	—
Proceeds from issuance of preferred stock and warrants	—	38,263	—
Redemption of warrants and preferred stock	(431)	(38,263)	—
(Expenses) net proceeds from common stock issuance	(108)	54,248	—

Net cash provided by financing activities	225,235	108,438	(71,364)

Net increase (decrease) in cash and due from banks	8,439	4,541	(9,072)
Cash and due from banks at beginning of year	23,016	18,475	27,547

Cash and due from banks at end of year	$31,455	$23,016	$18,475

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$24,279	$30,923	$45,911
Income taxes	10,509	9,869	5,029
Non-cash investing activities:
Transfer of loans receivable to real estate owned	1,443	2,376	1,471

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC (“Columbia”), OceanFirst REIT Holdings, Inc, and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd. and 975 Holdings, LLC which was established in 2010 as a wholly-owned service corporation of the Bank for the purpose of taking legal possession of certain repossessed collateral for resale to third parties. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On a quarterly basis the Company evaluates the securities portfolio for other-than-temporary impairment. Securities that are in an unrealized loss position are reviewed to determine if an other-than-temporary impairment is present based on certain quantitative factors. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) whether the Company intends to sell the security and whether it is more likely than not that the Company will not be required to sell the security. At December 31, 2010, the Company concluded that unrealized losses on available for sale securities were only temporarily impaired.

Loans Receivable

Loans receivable, other than loans held for sale, are stated at unpaid principal balance, plus unamortized premiums less unearned discounts, net of deferred loan origination and commitment fees and costs, and the allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the specifically identified loans, adjusted for actual prepayments. For each loan class, a loan is considered past due when a payment has not been received in accordance with the contractual terms. Loans which are more than 90 days past due, including impaired loans, and other loans in the process of foreclosure are placed on non-accrual status. Interest income previously accrued on these loans, but not yet received, is reversed in the current period. Any interest subsequently collected is credited to income in the period of recovery only after the full principal balance has been brought current. A loan is returned to accrual status when all amounts due have been received and the remaining principal balance is deemed collectible.

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

The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses. The analysis considers known and inherent risks in the loan portfolio resulting from management’s continuing review of the factors underlying the quality of the loan portfolio. These factors include delinquency status, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan.

The Bank’s allowance for loan losses consists of a specific allowance and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate. The appraisal is subsequently updated annually if the loan remains delinquent for an extended period. The specific allowance represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class
Residential real estate:	-	Loans originated by Bank
	-	Loans originated by Columbia
Commercial real estate:	-	Commercial
	-	Construction
	-	Land
Consumer:	-	Consumer
Commercial:	-	Commercial
	-	Small business

The loan portfolio is further segmented by delinquency status and risk rating (special mention, substandard and doubtful). An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually as foreclosure timelines have recently increased significantly. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent and secured by real estate, the loss factors are determined based upon historical loan loss experience, current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit.

The Bank utilizes a rolling four quarter average of actual loan losses as a percent of average loans outstanding during the period. The loan loss ratio is applied, in varying degrees, to each risk tranche. Loan losses for the year ended December 31, 2010 by portfolio segment were as follows (in thousands):

Loan Portfolio Segment	Amount of Loan Losses	Ratio of Loan Losses to Average Loans Outstanding

Residential real estate	$1,959	.20%
Commercial real estate	324	.08
Consumer	736	.35
Commercial	257	.34

Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local trends in economic growth, unemployment and real estate values.

For each loan portfolio segment, loans are charged-off when management believes such loans are uncollectible. For residential, commercial and consumer loans secured by real estate, the charge-off is taken when the foreclosure process is complete. For unsecured consumer loans the charge-off is taken when the loan is 180 days past due. For commercial loans not secured by real estate, the charge-off is taken when full collectability is in doubt after an evaluation of the estimated value of the collateral.

An overwhelming percentage of the Bank’s loan portfolio totaling 95.4%, whether one-to-four family, consumer or commercial, is secured by real estate. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline or should the markets served experience an adverse economic shock.

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including sustained unemployment, a decline in real estate market values and possible increases in interest rates. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

Accounting Standards Update 2010-20, amends ASC 310 (Receivables) to require significant new disclosures about the credit quality of financial receivables/loans and the allowance for credit losses. The objective of the new disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables, and (2) the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance (either by portfolio segment or by class of financing receivables). The required disclosures include, among other things, a rollforward of the allowance for credit losses by portfolio segment, as well as information about credit quality indicators and modified, impaired, non-accrual and past due loans. The disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) is required in all interim and annual reporting periods ending on or after December 15, 2010 and is included in the Company’s December 31, 2010 financial statements. Disclosures of activity that occurs during a reporting period (e.g., loan modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).

Stock-based Compensation

The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $578,000, $481,000 and $445,000, respectively, of expense for stock option grants for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the Company had $1.0 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 1.6 years.

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2010	2009	2008
Risk-free interest rate	3.36%	3.08%	3.71%
Expected option life	7 years	7 years	7 years
Expected volatility	28%	25%	22%
Expected dividend yield	4.80%	4.99%	4.88%
Weighted average fair value of an option share granted during the year	$1.84	$1.84	$2.39
Intrinsic value of options exercised during the year (in thousands)	—	7	30

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

Exit Activities

During 2007, the Bank exited the mortgage banking business operated by Columbia. All loan origination activity was ceased, although the Bank retained Columbia’s loan servicing portfolio. The exit was due to the significant operating losses incurred by Columbia in the fourth quarter of 2006 and the first quarter of 2007 and was completed prior to the end of 2007. Occupancy expenses for the years ended December 31, 2010, 2009 and 2008 include $-0-, $593,000 and $659,000 for lease termination costs related to the exit activities in accordance with Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

The following reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Weighted average shares outstanding	18,822	13,406	12,360
Less: Unallocated ESOP shares	(549)	(584)	(618)
Unallocated Incentive award shares and shares held by deferred compensation plan	(131)	(85)	(75)

Average basic shares outstanding	18,142	12,737	11,667
Add: Effect of dilutive securities:
Stock options	—	—	42
Incentive Awards and shares held by deferred compensation plan	49	47	49

Average diluted shares outstanding	18,191	12,784	11,758

For the years ended December 31, 2010, 2009 and 2008, 1,854,000 1,626,000 and 1,325,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

(2) Regulatory Matters

Office of Thrift Supervision (“OTS”) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2010, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Core capital to total adjusted assets of 4.0%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally an institution is considered well capitalized if it has a Tier 1 ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2010 and 2009, the Bank was considered well-capitalized.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution (in thousands).

	Actual		For capital adequacy Purposes		To be well capitalized under prompt corrective action
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$206,163	9.1%	$33,868	1.5%	$—	—%
Core capital	206,163	9.1	90,315	4.0	112,893	5.0
Tier 1 risk-based capital	206,163	14.4	57,450	4.0	86,174	6.0
Risk-based capital	219,399	15.3	114,899	8.0	143,624	10.0

	Actual		For capital adequacy Purposes		To be well capitalized under prompt corrective action
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$183,108	9.0%	$30,626	1.5%	$—	—%
Core capital	183,108	9.0	81,670	4.0	102,087	5.0
Tier 1 risk-based capital	183,108	13.4	54,779	4.0	82,168	6.0
Risk-based capital	193,338	14.1	109,557	8.0	136,947	10.0

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

(3) Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at December 31, 2010 and 2009 are as follows (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. agency obligations	$41,146	$41	$(55)	$41,132
State and municipal obligations	10,690	—	(75)	10,615
Corporate debt securities	55,000	—	(15,144)	39,856
Equity investments	370	—	(55)	315

	$107,206	$41	$(15,329)	$91,918

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. agency obligations	$301	$5	$—	$306
State and municipal obligations	300	—	—	300
Corporate debt securities	55,000	—	(18,631)	36,369
Equity investments	370	—	(78)	292

	$55,971	$5	$(18,709)	$37,267

Gains realized during 2010, 2009 and 2008 on the sale of investment securities available for sale totaled $-0-, $-0-, and $239,000, respectively. Realized losses during 2010, 2009 and 2008 on the sale of investment securities totaled $-0-, $4,000 and $1,141,000, respectively.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at December 31, 2010 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2010, investment securities available for sale with an amortized cost and estimated market value of $55,000,000 and $39,856,000, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
Less than one year	$514	$514
Due after one year through five years	51,322	51,233
Due after five years through ten years	—	—
Due after ten years	55,000	39,856

	$106,836	$91,603

The estimated market value (carrying amount) of investment securities pledged as required security for deposits and for other purposes required by law amounted to $31,163,000 and $306,000 at December 31, 2010 and 2009, respectively. Additionally, the estimated market value (carrying amount) of investment securities pledged as collateral for reverse repurchase agreements amounted to $-0- and $-0- at December 31, 2010 and 2009, respectively.

The estimated market value and unrealized loss for investment securities available for sale at December 31, 2010 and 2009, segregated by the duration of the unrealized loss are as follows (in thousands):

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. Agency obligations	$20,742	$(55)	$—	$—	$20,742	$(55)
State and Municipal Obligations	9,738	(75)	—	—	9,738	(75)
Corporate Debt Securities	—	—	39,856	(15,144)	39,856	(15,144)
Equity investments	104	(16)	211	(39)	315	(55)

	$30,584	$(146)	$40,067	$(15,183)	$70,651	$(15,329)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
Corporate debt securities	$—	$—	$36,369	$(18,631)	$36,369	$(18,631)
Equity investments	292	(78)	—	—	292	(78)

	$292	$(78)	$36,369	$(18,631)	$36,661	$(18,709)

At December 31, 2010, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$10,408	Baa3/BB+
Chase Capital	10,000	7,908	A2/BBB+
Wells Fargo Capital	5,000	3,760	A3/A-
Huntington Capital	5,000	2,848	Ba1/BB-
Keycorp Capital	5,000	3,531	Baa3/BB
PNC Capital	5,000	3,841	Baa2/BBB
State Street Capital	5,000	3,916	A3/BBB+
SunTrust Capital	5,000	3,644	Baa3/BB

	$55,000	$39,856

At December 31, 2010, the market value of each corporate debt security was below cost. However, the estimated market value of the corporate debt securities portfolio increased over the prior year. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A2 to a low of BB- as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at December 31, 2010. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

Capital markets in general and the market for these corporate securities in particular have been disrupted since the second half of 2007. In its analysis, the Company considered that the severity and duration of unrecognized losses was at least partly due to the illiquidity caused by market disruptions. Steps taken by the U.S. Treasury, the Federal Reserve Bank, the Federal Deposit Insurance Corporation and foreign central banks, among others, have been a positive force in restoring liquidity and confidence in the capital markets. The ability of each of these issuers to raise capital during 2009 and 2010 was a testament to the effectiveness of these actions.

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio, the capital position of the issuers, the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at December 31, 2010.

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at December 31, 2010 and 2009 are as follows (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$19,225	$386	$(13)	$19,598
FNMA	315,024	5,344	—	320,368
GNMA	1,037	172	—	1,209

	$335,286	$5,902	$(13)	$341,175

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$12,423	$442	$—	$12,865
FNMA	199,381	1,517	(1,485)	199,413
GNMA	1,185	159	—	1,344

	$212,989	$2,118	$(1,485)	$213,622

There were no gains or losses realized on the sale of mortgage-backed securities available for sale during 2010, 2009 or 2008.

The contractual maturities of mortgage-backed securities available for sale generally exceed 15 years at purchase; however, the effective lives are expected to be shorter due to principal prepayments.

The estimated market value (carrying amount) of mortgage-backed securities pledged as required security for deposits and for other purposes required by law amounted to $202,678,000 and $4,230,000 at December 31, 2010 and 2009, respectively. The estimated market value (carrying amount) of mortgage-backed securities pledged as collateral for reverse repurchase agreements amounted to $77,163,000 and $78,152,000 at December 31, 2010 and 2009, respectively.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at December 31, 2010 and 2009, segregated by the duration of the unrealized loss are as follows (in thousands):

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$4,982	$(13)	$—	$—	$4,982	$(13)

	$4,982	$(13)	$—	$—	$4,982	$(13)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FNMA	$95,655	$(1,485)	$—	$—	$95,655	$(1,485)

	$95,655	$(1,485)	$—	$—	$95,655	$(1,485)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell the securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on available for sale securities were only temporarily impaired at December 31, 2010.

(5) Loans Receivable, Net

A summary of loans receivable at December 31, 2010 and 2009 follows (in thousands):

	December 31,
	2010	2009
Real estate mortgage:
One-to-four family	$944,843	$942,573
Commercial real estate, multi-family and land	435,127	396,883
FHA insured & VA guaranteed	3,546	6,505
Residential construction	13,748	9,241

	1,397,264	1,355,202
Consumer	205,725	217,290
Commercial	76,692	70,214

Total loans	1,679,681	1,642,706

Loans in process	(4,055)	(3,466)
Deferred origination costs, net	4,862	4,767
Allowance for loan losses	(19,700)	(14,723)

	(18,893)	(13,422)

	$1,660,788	$1,629,284

At December 31, 2010, 2009 and 2008 loans in the amount of $37,537,000, $28,320,000 and $16,043,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications typically include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at December 31, 2010 and 2009 were $3,318,000 and $1,592,000, respectively, of troubled debt restructurings. There was no non-accrual TDRs at December 31, 2008. At December 31, 2010, 2009 and 2008 the Company has allocated $569,000, $175,000 and $0 of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are returned to accrual status after six months of performance. Loans classified as a troubled debt restructuring and still accruing at December 31, 2010, 2009 and 2008 were $12,529,000, $8,723,000 and $-0-.

At December 31, 2010, the impaired loan portfolio consisted of four commercial real estate loans totaling $4,673,000 for which there was a specific allocation in the allowance for loan losses of $1,988,000. At December 31, 2009, the impaired loan portfolio consisted of six commercial real estate loans and one commercial loan totaling $4,991,000 for which there was a specific allocation in the allowance for loan losses of $582,000. The average balance of impaired loans for the years ended December 31, 2010, 2009 and 2008 was $5,172,000, $5,789,000 and $3,781,000, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $1,467,000, $1,441,000 and $913,000 of interest income for the years ended December 31, 2010, 2009 and 2008, respectively, would have been recorded. At December 31, 2010, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

An analysis of the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$14,723	$11,665	$10,468
Provision charged to operations	8,000	5,700	1,775
Charge-offs	(3,276)	(2,688)	(884)
Recoveries	253	46	306

Balance at end of year	$19,700	$14,723	$11,665

The following table presents the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$1,988	$—	$—	$—	$1,988
Collectively evaluated for impairment	5,607	4,849	3,634	962	2,660	17,712

Total ending allowance balance	$5,607	$6,837	$3,634	$962	$2,660	$19,700

Loans:
Loans individually evaluated for impairment	$—	$4,673	$—	$—	$—	$4,673
Loans collectively evaluated for impairment	962,137	430,454	205,725	76,692	—	1,675,008

Total ending loan balance	$962,137	$435,127	$205,725	$76,692	$—	$1,679,681

A summary of impaired loans at December 31, 2010 and 2009 is as follows (in thousands):

	December 31,
	2010	2009
Year-end impaired loans with no allocated allowance for loan losses	$—	$3,910
Year-end impaired loans with allocated allowance for loan losses	4,673	1,081

	$4,673	$4,991

Amount of the allowance for loan losses allocated	$1,988	$582

The summary of loans individually evaluated for impairment by class of loans as of December 31, 2010 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial real estate:
Commercial	$—	$—	$—
Construction and Land	—	—	—
Commercial	—	—	—

	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Commercial	$2,104	$2,104	$988
Construction and Land	2,569	2,569	1,000
Commercial	—	—	—

	$4,673	$4,673	$1,988

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2010 (in thousands):

Recorded Investment in Non-accrual Loans

Residential real estate:
Originated by Bank	$22,707
Originated by Columbia	3,870
Residential construction	368
Commercial real estate:
Commercial	3,280
Construction and Land	2,569
Consumer	4,626
Commercial	117

$37,537

The residential real estate originated by the Bank includes purchased loans which were originated under the Bank’s underwriting guidelines.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
Originated by Bank	$9,232	$1,958	$20,971	$32,161	$909,436	$941,597
Originated by Columbia	953	1,532	3,240	5,725	1,067	6,792
Residential construction	—	—	368	368	13,380	13,748
Commercial real estate:
Commercial	870	—	2,611	3,481	406,549	410,030
Construction and Land	—	—	2,569	2,569	22,528	25,097
Consumer	2,036	241	4,093	6,370	199,355	205,725
Commercial	—	—	117	117	76,575	76,692

	$13,091	$3,731	$33,969	$50,791	$1,628,890	$1,679,681

The Company categorizes all commercial and commercial real estate loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial real estate:
Commercial	$376,902	$10,856	$22,272	$—	$410,030
Construction and Land	22,528	—	1,100	1,469	25,097
Commercial	71,797	1,974	2,921	—	76,692

	$471,227	$12,830	$26,293	$1,469	$511,819

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by Columbia	Residential construction	Consumer

Performing	$918,890	$2,922	$13,380	$201,099
Non-performing	22,707	3,870	368	4,626

	$941,597	$6,792	$13,748	$205,725

The Bank’s mortgage loans are used to secure FHLB advances.

(6) Servicing Asset

An analysis of the servicing asset for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$6,515	$7,229	$8,940
Capitalized mortgage servicing rights	1,156	1,660	384
Amortization	(2,018)	(2,111)	(2,095)
Impairment	—	(263)	—

Balance at end of year	$5,653	$6,515	$7,229

Loans serviced for others amounted to $913,778,000 and $952,871,000 at December 31, 2010 and 2009, respectively, all of which relate to residential loans. At December 31, 2010, the servicing asset had an estimated fair value of $8,611,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.6%, a weighted average constant prepayment rate on mortgages of 11.9% and a weighted average life of 7.4 years. At December 31, 2009, the servicing asset had an estimated fair value of $9,044,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.6%, a weighted average constant prepayment rate on mortgages of 12.0% and a weighted average life of 7.3 years. As of December 31, 2010, estimated future servicing amortization through 2015 based on the prepayment assumptions utilized in the December 31, 2010 valuation, is as follows: $1,695,000 for 2011, $1,198,000 for 2012, $902,000 for 2013, $655,000 for 2014 and $439,000 for 2015. Actual results will vary depending upon the level of repayments on the loans currently serviced.

(7) Interest and Dividends Receivable

A summary of interest and dividends receivable at December 31, 2010 and 2009 follows (in thousands):

	December 31,
	2010	2009
Loans	$5,177	$5,400
Investment securities	236	55
Mortgage-backed securities	1,033	604

	$6,446	$6,059

(8) Premises and Equipment, Net

Premises and equipment at December 31, 2010 and 2009 are summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$4,254	$3,943
Buildings and improvements	24,006	23,132
Leasehold improvements	2,076	2,226
Furniture and equipment	18,260	16,780
Automobiles	342	342
Construction in progress	113	173

Total	49,051	46,596
Accumulated depreciation and amortization	(26,563)	(24,508)

	$22,488	$22,088

(9) Deposits

Deposits, including accrued interest payable of $33,000 and $39,000 at December 31, 2010 and 2009, respectively, are summarized as follows (in thousands):

	December 31,
	2010		2009
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$126,429	—%	$107,721	—%
Interest-bearing checking accounts	920,324	.68	615,347	.93
Money market deposit accounts	108,421	.41	96,886	.58
Savings accounts	223,650	.36	232,081	.82
Time deposits	285,144	1.81	312,164	1.99

	$1,663,968	.76%	$1,364,199	1.06%

Included in time deposits at December 31, 2010 and 2009, respectively, is $72,254,000 and $66,564,000 in deposits of $100,000 and over.

Time deposits at December 31, 2010 mature as follows (in thousands):

Year Ended December 31,
2011	$173,539
2012	45,222
2013	14,319
2014	11,068
2015	12,391
Thereafter	28,605

$285,144

Interest expense on deposits for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Interest-bearing checking accounts	$6,418	$7,057	$9,688
Money market deposit accounts	597	678	1,091
Savings accounts	1,732	1,974	2,014
Time deposits	5,593	8,323	13,963

	$14,340	$18,032	$26,756

(10) Borrowed Funds

Borrowed funds are summarized as follows (in thousands):

	December 31,
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Home Loan Bank advances	$265,000	2.86%	$333,000	2.68%
Securities sold under agreements to repurchase	67,864	.46	64,573	.73
Other borrowings	27,500	2.78	27,500	2.80

	$360,364	2.40%	$425,073	2.39%

Information concerning Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2010	2009	2010	2009

Average balance	$358,352	$263,896	$70,983	$68,272
Maximum amount outstanding at any month end	521,000	333,000	75,107	77,246
Average interest rate for the year	2.41%	4.11%	.61%	.86%
Amortized cost of collateral:
Corporate securities	—	—	$—	$—
Mortgage-backed securities	—	—	74,931	76,827
Estimated market value of collateral:
Corporate securities	—	—	—	—
Mortgage-backed securities	—	—	77,163	78,152

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

FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2010 as follows (in thousands):

Year Ended December 31,	FHLB Advances	Reverse Repurchase Agreements
2011	$54,000	$67,864
2012	41,000	—
2013	66,000	—
2014	40,000	—
2015	64,000	—

	$265,000	$67,864

Amount callable by lender prior to the maturity date	—	—

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

Interest expense on borrowings for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Federal Home Loan Bank advances	$8,629	$10,772	$15,873
Securities sold under agreements to repurchase	434	589	1,209
Other borrowings	850	1,005	1,544

	$9,913	$12,366	$18,626

All FHLB advances are secured by the Bank’s mortgage loans, mortgage-backed securities and FHLB stock. As a member of the FHLB of New York, the Company is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

(11) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$13,016	$9,636	$2,884
State	2,288	1,474	(413)

Total current	15,304	11,110	2,471

Deferred:
Federal	(2,614)	(1,780)	4,120
State	(2,289)	(175)	269

Total deferred	(4,903)	(1,955)	4,389

	$10,401	$9,155	$6,860

Included in other comprehensive income (loss) is income tax expense (benefit) attributable to net unrealized gains (losses) on securities available for sale in the amount of $3,478,000, $1,300,000 and $(6,889,000) for the years ended December 31, 2010, 2009 and 2008, respectively. Included in stockholders’ equity is income tax (expense) benefit attributable to stock plans in the amount of $(23,000), $150,000 and $51,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Income before provision for income taxes	$30,779	$24,808	$21,624
Applicable statutory Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$10,773	$8,683	$7,568
Increase (decrease) in Federal income tax expense resulting from:
ESOP adjustment	43	41	107
ESOP dividends	(238)	(374)	(380)
Earnings on life insurance	(295)	(292)	(247)
State income taxes net of Federal benefit	921	844	(94)
Reversal of valuation allowance on state deferred tax benefit	(922)	—	—
Other items, net	119	253	(94)

	$10,401	$9,155	$6,860

Included in other assets at December 31, 2010 and 2009 is a net deferred tax asset of $13,243,000 and $11,818,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented in the following table (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan and real estate owned losses per books	$8,047	$6,014
Reserve for repurchased loans	330	335
Valuation allowances for repurchased loans	94	95
Reserve for uncollected interest	1,030	729
Incentive compensation	1,059	119
Deferred compensation	749	718
Other reserves	40	40
Stock plans	946	672
Unrealized loss on securities available for sale	3,840	7,318
Intangible assets	241	307
Lease termination costs	284	393
Real estate owned	185	89
State alternative minimum tax	1,160	1,160

Total gross deferred tax assets	18,005	17,989
Less valuation allowance	—	(922)

Deferred tax assets, net	18,005	17,067

Deferred tax liabilities:
Excess servicing on sale of mortgage loans	(80)	(441)
Investments, discount accretion	(434)	(433)
Deferred loan and commitment costs, net	(2,004)	(1,986)
ESOP	(24)	(83)
Premises and equipment, differences in depreciation	(715)	(575)
Undistributed REIT income	(1,505)	(1,731)

Total deferred tax liabilities	(4,762)	(5,249)

Net deferred tax assets	$13,243	$11,818

At December 31, 2009, the Company determined that a valuation allowance should be established for state deferred tax assets other than the alternative minimum tax as it was considered more likely than not that the Bank, based on anticipated changes to its corporate structure, would not have sufficient earnings to realize the benefit. At December 31, 2010, the Company determined that it was “more likely than not” that the state deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The change in status from 2009 to 2010 resulted from a year-end 2010 dividend from OceanFirst REIT Holdings, Inc. to the Bank which utilized all existing net operating losses created by stock option exercises. There was no tax benefit recognized relating to the utilization of these net operating losses. The recognition of cumulative deferred state tax assets which existed at the beginning of the year provided the Company with a tax benefit of $922,000 for the year ended December 31, 2010. The Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax asset since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

Retained earnings at December 31, 2010 includes approximately $10,750,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2010 the Company had an unrecognized deferred tax liability of $4,391,000 with respect to this reserve.

A reconciliation of the amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 follows (in thousands). The unrecognized tax benefits for the year ended December 31, 2008 would affect the effective income tax rate if recognized.

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$—	$—	$338
State tax benefits (settled) originated	—	—	(338)

Balance at end of year	$—	$—	$—

The tax years that remain subject to examination by the Federal government include the year ended December 31, 2007 and forward. The tax years that remain subject to examination by the States of New Jersey and New York include the years ended December 31, 2006 and forward.

(12) Employee Stock Ownership Plan

As part of the Conversion, the Bank established an Employee Stock Ownership Plan and in 2006 the Bank established a Matching Contribution Employee Stock Ownership Plan (collectively the “ESOP”) to provide retirement benefits for eligible employees. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1,000 hours. ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely if service was terminated due to death, retirement, disability, or change in control of the Company. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death except that a participant may elect to have dividends distributed as a cash payment on a quarterly basis.

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

The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2010 and 2009 contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $522,000 for each year. During 2010 and 2009, $271,000 and $486,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2010 and 2009, the loan had an outstanding balance of $4,400,000 and $4,547,000, respectively, and the ESOP had unallocated shares of 531,727 and 566,365, respectively. At December 31, 2010, the unallocated shares had a fair value of $6,843,000. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.

For the years ended December 31, 2010, 2009 and 2008 the Bank recorded compensation expense related to the ESOP of $416,000, $409,000 and $597,000, respectively, including $124,000, $116,000 and $306,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2010, 2,080,523 shares had been allocated to participants and 34,637 shares were committed to be released.

(13) Incentive Plan

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

Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to option of which 341,244 shares remain to be issued at December 31, 2010. In lieu of options, up to 333,333 shares in the form of stock awards may be issued. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.

A summary of option activity for the years ended December 31, 2010, 2009 and 2008 follows:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,636,886	$20.10	1,557,112	$20.55	1,385,203	$21.10
Granted	300,745	10.09	97,879	12.28	217,644	16.87
Exercised	(600)	12.28	(7,863)	12.01	(8,410)	14.02
Forfeited	(34,308)	15.99	(8,612)	21.45	(37,325)	21.78
Expired	(47,610)	12.49	(1,630)	9.87	—	—

Outstanding at end of year	1,855,113	$18.75	1,636,886	$20.10	1,557,112	$20.55

Options exercisable	1,255,703		1,167,748		1,062,004

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.00 to 12.28	382,699	8.95 years	$10.65	18,976	8.25 years	$12.28
14.33 to 15.04	7,425	0.19	14.58	7,425	0.19	14.58
16.81 to 17.88	512,800	3.58	17.45	388,966	2.44	17.65
18.64 to 23.23	515,438	4.47	22.12	441,005	4.16	22.22
23.44 to 27.11	436,751	3.70	23.49	399,331	3.56	23.49

	1,855,113	4.95 years	$18.75	1,255,703	3.47 years	$21.02

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2010 is $851,000 and $11,000, respectively.

(14) Commitments, Contingencies and Concentrations of Credit Risk

The Company, in the normal course of business, is party to financial instruments and commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit.

At December 31, 2010, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2010
Unused consumer and construction loan lines of credit (primarily floating-rate)	$110,144
Unused commercial loan lines of credit (primarily floating-rate)	95,377
Other commitments to extend credit:
Fixed-Rate	44,184
Adjustable-Rate	6,641
Floating-Rate	11,417

The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 4.38% to 6.75% at December 31, 2010.

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

The Bank and Columbia each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Bank or Columbia to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. In the opinion of management, the potential exposure related to the loan sale agreements is adequately provided for in the reserve for repurchased loans which is included in other liabilities with a corresponding provision which reduced the net gain on sale of loans. The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At December 31, 2010, there was one outstanding loan repurchase request on a loan with a principal balance of $122,000 which the Company is contesting. There are also seven claims from one loan investor totaling $2.8 million that the Company believes are covered by a settlement agreement and release between Columbia and the loan investor executed in August 2007. The Company has vigorously contested these claims and believes there are valid defenses, including the settlement and release agreement.

An analysis of the reserve for repurchased loans for the years ended December 31, 2010, 2009 and 2008 follows (in thousands).

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$819	$1,143	$2,398
Recovery charged to operations, net	—	(245)	(248)
Loss on loans repurchased or settlements	(10)	(79)	(1,007)

Balance at end of year	$809	$819	$1,143

At December 31, 2010, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $1,982,000, $2,721,000 and $2,500,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The projected minimum rental commitments as of December 31, 2010 are as follows (in thousands):

Year Ended December 31,
2011	$1,562
2012	1,462
2013	1,274
2014	1,284
2015	1,207
Thereafter	13,473

$20,262

The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located in Ocean, Middlesex and Monmouth Counties, New Jersey. The Company also originates interest-only one-to-four family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2010 and 2009 was $80.1 million and $123.0 million, respectively. The amount of interest-only one-to-four family mortgage loans on non-accrual status at December 31, 2010 and 2009 was $5.5 million for both periods. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. In recent years, there has been a weakening in the local economy coupled with declining real estate values. A further decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

(15) Fair Value Measurements

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2010 and 2009 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2010
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$41,132	$—	$—	$41,132
State and municipal obligations	—	10,615	—	10,615
Corporate debt securities	—	39,856	—	39,856
Equity investments	315	—	—	315
Mortgage-backed securities available for sale	—	341,175	—	341,175

Items measured on a non-recurring basis:
Real estate owned	—	—	2,295	2,295
Loans measured for impairment based on the fair value of the underlying collateral	—	—	4,673	4,673

December 31, 2009
Items measured on a recurring basis:
Investment securities available for sale:
Corporate debt securities	—	36,369	—	36,369
Other securities	598	300	—	898
Mortgage-backed securities available for sale	—	213,622	—	213,622

Items measured on a non-recurring basis:
Real estate owned	—	—	2,613	2,613
Loans measured for impairment based on the fair value of the underlying collateral	—	—	499	499

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

(16) Fair Value of Financial Instruments

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

The estimated fair values of the Bank’s significant financial instruments as of December 31, 2010 and 2009 are presented in the following tables (in thousands).

	December 31, 2010
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$31,455	$31,455
Investment securities available for sale	91,918	91,918
Mortgage-backed securities available for sale	341,175	341,175
Federal Home Loan Bank of New York stock	16,928	16,928
Loans receivable and mortgage loans held for sale	1,667,462	1,675,805
Financial Liabilities:
Deposits	1,663,968	1,668,007
Borrowed funds	360,364	364,657

	December 31, 2009
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$23,016	$23,016
Investment securities available for sale	37,267	37,267
Mortgage-backed securities available for sale	213,622	213,622
Federal Home Loan Bank of New York stock	19,434	19,434
Loans receivable and mortgage loans held for sale	1,634,942	1,628,898
Financial Liabilities:
Deposits	1,364,199	1,366,206
Borrowed funds	425,073	427,061

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

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(17) Parent-Only Financial Information

The following condensed statements of financial condition at December 31, 2010 and 2009 and condensed statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2010	2009

Assets
Cash and due from banks	$7	$7
Advances to subsidiary Bank	20,879	31,797
Investment securities	316	292
ESOP loan receivable	4,400	4,547
Investment in subsidiary Bank	201,200	173,117
Other assets	2,090	1,415

Total assets	$228,892	$211,175

Liabilities and Stockholders’ Equity
Borrowings	$27,500	$27,500
Other liabilities	141	139
Stockholders’ equity	201,251	183,536

Total liabilities and stockholders’ equity	$228,892	$211,175

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Dividend income – subsidiary Bank	$—	$7,200	$3,200
Dividend income – investment securities	15	15	652
Loss on sale – investment securities	—	(4)	(1,023)
Interest income – advances to subsidiary Bank	64	69	49
Interest income – ESOP loan receivable	375	386	397

Total dividend and interest income	454	7,666	3,275
Interest expense – borrowings	784	928	1,443
Operating expenses	1,439	2,174	1,279

(Loss) income before income taxes and undistributed earnings of subsidiary Bank	(1,769)	4,564	553
Benefit for income taxes	619	923	1,441

(Loss) income before undistributed earnings of subsidiary Bank	(1,150)	5,487	1,994
Undistributed earnings of subsidiary Bank	21,528	10,166	12,770

Net Income	$20,378	$15,653	$14,764

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$20,378	$15,653	$14,764
Decrease (increase) in advances to subsidiary Bank	10,918	(30,409)	4,331
Undistributed earnings of subsidiary Bank	(21,528)	(10,166)	(12,770)
Loss on sale of investment securities	—	4	1,023
Change in other assets and other liabilities	(619)	(1,006)	(574)

Net cash provided by (used in) operating activities	9,149	(25,924)	6,774

Cash flows from investing activities:
Proceeds from sale of investment securities	—	1,822	3,000
Purchase of investment securities	—	—	(633)
Investment in subsidiary Bank	—	(19,132)	—
Repayments on ESOP loan receivable	147	136	124

Net cash provided by (used in) investing Activities	147	(17,174)	2,491

Cash flows from financing activities:
Dividends paid – common stock	(8,764)	(9,417)	(9,366)
Dividends paid – preferred stock	—	(1,828)	—
Proceeds from issuance of preferred stock and warrants	—	38,263	—
Redemption of warrants and preferred stock	(431)	(38,263)	—
(Expenses ) proceeds from common stock issuance	(108)	54,248	—
Exercise of stock options	7	95	101

Net cash (used in) provided by financing Activities	(9,296)	43,098	(9,265)

Net increase in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	7	7	7

Cash and due from banks at end of year	$7	$7	$7

(18) Issuance of Preferred and Common Stock

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

During the period that the preferred stock was outstanding cumulative dividends on the preferred stock accrued on the liquidation preference at a rate of 5% per annum and were paid only if, as and when declared by the Company’s Board of Directors. The Company paid all of its dividends on the preferred stock when such dividends were due. The preferred stock had no maturity date and ranked senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Securities Purchase Agreement, pursuant to which the preferred stock and warrant were sold, contained limitations on the payment of dividends on the common stock (including with respect to the payment of cash dividends in excess of $0.20 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008). There were additional limitations on the Company’s ability to repurchase its common stock and repurchase or redeem its trust preferred securities, and the Company was subjected to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 during the period the U.S. Treasury held the preferred stock.

Of the $38.3 million in issuance proceeds, $36.9 million and $1.3 million were allocated to the preferred stock and the warrant, respectively, based upon their relative fair values as of the Closing Date. The resulting discount of $1.3 million was accreted by a charge to retained earnings over a five year estimated life.

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

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(Unaudited)

	Quarter ended
	Dec. 31	Sept. 30	June 30	March 31

2010
Interest income	$24,757	$25,728	$25,807	$25,075
Interest expense	5,877	6,160	6,110	6,106

Net interest income	18,880	19,568	19,697	18,969
Provision for loan losses	2,000	1,600	2,200	2,200

Net interest income after provision for loan losses	16,880	17,968	17,497	16,769
Other income	4,527	4,219	3,598	2,968
Operating expenses	13,926	13,760	13,260	12,701

Income before provision for income taxes	7,481	8,427	7,835	7,036
Provision for income taxes	1,697	3,189	2,884	2,631

Net income	$5,784	$5,238	$4,951	$4,405

Basic earnings per share	$.32	$.29	$.27	$.24

Diluted earnings per share	$.32	$.29	$.27	$.24

2009
Interest income	$23,414	$23,841	$24,216	$24,390
Interest expense	6 ,469	7,139	8,062	8,728

Net interest income	16,945	16,702	16,154	15,662
Provision for loan losses	2,200	1,500	1,200	800

Net interest income after provision for loan losses	14,745	15,202	14,954	14,862
Other income	3,695	4,545	4,155	3,194
Operating expenses	13,167	12,353	13,240	11,784

Income before provision for income taxes	5,273	7,394	5,869	6,272
Provision for income taxes	1,706	2,860	2,270	2,319

Net income	3,567	4,534	3,599	3,953
Dividends on preferred stock and discount accretion	1,637	537	538	458

Net income available to common stockholders	$1,930	$3,997	$3,061	$3,495

Basic earnings per share	$.12	$.34	$.26	$.30

Diluted earnings per share	$.12	$.34	$.26	$.30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 63.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011 under the captions “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011 under the caption “Stock Ownership.”

Information regarding the Company’s equity compensation plans existing as of December 31, 2010 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,855,113	$18.75	341,244
Equity compensation plans not approved by security holders	—	—	—
Total	1,855,113	$18.75	341,244

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 5, 2011 under the caption “Proposal 4. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC) and Columbia Home Loans, LLC and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)
3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.1(a)	Certificate of Designations (15)
3.2	Bylaws of OceanFirst Financial Corp. (6)
3.2(a)	Warrant to Purchase up to 380,583 shares of Common Stock (15)
3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)
4.0	Stock Certificate of OceanFirst Financial Corp.(1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.1(b)	Amended Employee Stock Ownership Plan (13)
10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (13)
10.1(d)	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Company and the United States Department of the Treasury (15)
10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)
10.2(a)	Form of Waiver executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (14)
10.3(b)	Form of Senior Executive Officer Agreement executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3(c)	Amendment to the Executive Supplemental Retirement Income Agreement between OceanFirst Bank and John R. Garbarino (16)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (14)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (14)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers (1)
10.13	2000 Stock Option Plan (5)
10.14	Form of Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes (6)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)
10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)
10.20	2006 Stock Incentive Plan (12)
10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)

10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certifications (filed herewith)

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Form 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005.
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
(12)	Incorporated herein by reference from Form 14-A Definitive Proxy Statement filed on March 14, 2006.
(13)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
(14)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
(15)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.
(16)	Incorporated by reference from Exhibit to Form 8-K filed December 22, 2010.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.

By:	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

Date:	March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino	March 8, 2011
John R. Garbarino
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	March 8, 2011
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ Joseph J. Burke	March 8, 2011
Joseph J. Burke
Director

/s/ Angelo Catania	March 8, 2011
Angelo Catania
Director

/s/ Carl Feltz, Jr.	March 8, 2011
Carl Feltz, Jr.
Director

/s/ John W. Chadwick	March 8, 2011
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 8, 2011
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 8, 2011
Diane F. Rhine
Director

/s/ John E. Walsh	March 8, 2011
John E. Walsh
Director