Form 10-Q
period 2011-03-31
OCEANFIRST FINANCIAL CORP
filed 2011-05-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

YES  ☐    NO   ☒.

As of May 5, 2011, there were 18,846,122 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY

(dollars in thousands, except per share amounts)

	At or for the Quarter Ended
	March 31, 2011	December 31, 2010	March 31, 2010
SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,263,283	$2,251,330	$2,199,233
Loans receivable, net	1,636,251	1,660,788	1,640,149
Deposits	1,645,788	1,663,968	1,381,108
Stockholders’ equity	205,986	201,251	187,181

SELECTED OPERATING DATA:

Net interest income	19,337	18,880	18,970
Provision for loan losses	1,700	2,000	2,200
Other income	3,459	4,527	2,968
Operating expenses	13,128	13,926	12,702
Net income	5,106	5,784	4,404
Diluted earnings per share	0.28	0.32	0.24

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	10.93	10.69	9.94
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.10%	8.94%	8.51%
Return on average assets (1)	0.90	1.02	0.83
Return on average stockholders’ equity (1)	10.12	11.54	9.61
Average interest rate spread	3.48	3.39	3.61
Net interest margin	3.60	3.52	3.76
Operating expenses to average assets (1)	2.32	2.46	2.39
Efficiency ratio	57.59	59.50	57.90

ASSET QUALITY:

Non-performing loans	$35,686	$37,537	$32,303
Non-performing assets	37,600	39,832	35,167
Non-performing loans as a percent of total loans receivable	2.15%	2.23%	1.95%
Non-performing assets as a percent of total assets	1.66	1.77	1.60
Allowance for loan losses as a percent of total loans receivable	1.23	1.17	0.94
Allowance for loan losses as a percent of total non-performing loans	57.25	52.48	48.39

(1)	Ratios are annualized

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank serving Ocean and Monmouth Counties in New Jersey. The term the “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, merchant credit card services, deposit accounts, the sale of investment products, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, data processing, federal deposit insurance and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Throughout 2010, and continuing into 2011, short-term interest rates remained low and the interest rate yield curve was unusually steep. The interest rate environment has generally had a positive impact on the Company’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. In late 2010, the Company’s net interest margin contracted due to the investment of strong deposit flows into interest-earning deposits and investment securities at modest net interest spread. Additionally, high loan refinance volume caused yields on loans and mortgage-backed securities to reset downward. The net interest margin expanded in the first quarter of 2011, as compared to the fourth quarter of 2010, primarily due to a decrease in the cost of transaction deposits, however, the net interest margin remains below the levels of the corresponding prior year quarter. The overall economy remains weak with continued high unemployment coupled with concern surrounding the housing market. These economic conditions have had an adverse impact on the Company’s results of operations as the provision for loan losses remains at elevated levels, although lower than prior year amounts.

Highlights of the Company’s financial results for the three months ended March 31, 2011 were as follows:

Total assets increased to $2.263 billion at March 31, 2011, from $2.251 billion at December 31, 2010. Investment and mortgage-backed securities increased by $40.1 million, to $473.2 million at March 31, 2011, from $433.1 million at December 31, 2010. Loans receivable, net decreased $24.5 million, or 1.5%, at March 31, 2011, as compared to December 31, 2010 primarily due to sales and prepayments of one-to-four family loans. The increase in total assets resulted in a 3.9% increase in total revenue for the three months ended March 31, 2011, as compared to the prior year period.

Deposits decreased by $18.2 million, or 1.1%, at March 31, 2011, as compared to December 31, 2010. The decline was concentrated in time deposits, which decreased $12.0 million, as the Bank continued to moderate its pricing for this product.

Diluted earnings per share increased 16.7%, to $0.28 for the quarter ended March 31, 2011, from $0.24 for the corresponding prior year quarter.

Net interest income for the three months ended March 31, 2011 increased to $19.3 million, as compared to $19.0 million in the same prior year period, reflecting greater interest-earning assets partly offset by a lower net interest margin. The net interest margin expanded on a linked quarter basis to 3.60% for the three months ended March 31, 2011, as compared to 3.52% for the three months ended December 31, 2010.

The provision for loan losses decreased to $1.7 million for the three months ended March 31, 2011, as compared to $2.2 million for the corresponding prior year period. The provision for loan losses exceeded net loan charge-offs of $970,000 for the three months ended March 31, 2011. The Company’s non-performing loans totaled $35.7 million at March 31, 2011, a $1.8 million decrease from $37.5 million at December 31, 2010.

The Company remains well-capitalized with a tangible common equity ratio of 9.10%.

Return on average stockholders’ equity was 10.12% for the three months ended March 31, 2011, as compared to 9.61% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2011 and 2010. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011			2010
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$21,996	$15	.27%	$—	$—	—%
Investment securities (1)	126,090	299	.95	55,971	126	.90
FHLB stock	17,534	250	5.70	24,284	204	3.36
Mortgage-backed securities (1)	335,602	2,563	3.05	307,528	2,762	3.59
Loans receivable, net (2)	1,647,750	21,164	5.14	1,632,904	21,984	5.39

Total interest-earning assets	2,148,972	24,291	4.52	2,020,687	25,076	4.96

Non-interest-earning assets	112,969			107,697

Total assets	$2,261,941			$2,128,384

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,255,244	1,665	.53	$965,181	1,984	.82
Time deposits	279,566	1,244	1.78	306,230	1,448	1.89

Total	1,534,810	2,909	.76	1,271,411	3,432	1.08
Borrowed funds	373,792	2,045	2.19	537,561	2,674	1.99

Total interest-bearing liabilities	1,908,602	4,954	1.04	1,808,972	6,106	1.35

Non-interest-bearing deposits	130,227			113,518
Non-interest-bearing liabilities	21,358			22,540

Total liabilities	2,060,187			1,945,030
Stockholders’ equity	201,754			183,354

Total liabilities and stockholders’ equity	$2,261,941			$2,128,384

Net interest income		$19,337			$18,970

Net interest rate spread (3)			3.48%			3.61%

Net interest margin (4)			3.60%			3.76%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets at March 31, 2011 were $2.263 billion, an increase of $12.0 million, or 0.5%, compared to $2.251 billion at December 31, 2010.

Investment securities available for sale increased to $125.2 million at March 31, 2011, as compared to $91.9 million at December 31, 2010, due to purchases of government agency securities. Mortgage-backed securities available for sale increased to $348.0 million at March 31, 2011, as compared to $341.2 million at December 31, 2010, primarily due to purchases of mortgage-backed securities and collateralized mortgage obligations issued by U. S. government sponsored entities.

Loans receivable, net decreased by $24.5 million, or 1.5%, to a balance of $1.636 billion at March 31, 2011, as compared to a balance of $1.661 billion at December 31, 2010, primarily due to sales and prepayments of one-to-four family loans.

Total deposits decreased $18.2 million, or 1.1%, to $1.646 billion at March 31, 2011, from $1.664 billion at December 31, 2010. The decline was concentrated in time deposits which decreased $12.0 million as the Bank continued to moderate its pricing for this product. Partly, as a result of the decline in deposits, Federal Home Loan Bank (“FHLB”) advances increased by $25.7 million to $290.7 million at March 31, 2011, as compared to $265.0 million at December 31, 2010.

Stockholders’ equity at March 31, 2011 increased by 2.4%, to $206.0 million, as compared to $201.3 million at December 31, 2010, primarily due to net income and a reduction in accumulated other comprehensive loss partly offset by the cash dividend on common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

General

Net income for the three months ended March 31, 2011 was $5.1 million, as compared to net income of $4.4 million for the corresponding prior year period, an increase of $702,000, or 15.9%. On a per share basis net income per diluted share was $0.28 for the three months ended March 31, 2011, as compared to $0.24 for the corresponding prior year period.

Interest Income

Interest income for the three months ended March 31, 2011 was $24.3 million, as compared to $25.1 million for the three months ended March 31, 2010. The yield on interest-earning assets declined to 4.52% for the three months ended March 31, 2011, as compared to 4.96% for the same prior year period. Average interest-earning assets increased by $128.3 million, or 6.3%, for the three months ended March 31, 2011, as compared to the same prior year period. The increase in average interest-earning assets was primarily due to the increase in average investment securities and average mortgage-backed securities, which together increased $98.2 million, or 27.0%, for the three months ended March 31, 2011 as compared to the same prior year period. The increase in average interest-earning assets was funded by the increase in average deposits as compared to the prior year period.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $5.0 million, compared to $6.1 million for the three months ended March 31, 2010. The cost of interest-bearing liabilities decreased to 1.04% for the three months ended March 31, 2011 as compared to 1.35% in the same prior year period. Average interest-bearing liabilities increased by $99.6 million, or 5.5%, for the three months ended March 31, 2011, as compared to the same prior year period. The increase was primarily in average transaction deposits which increased $290.1 million partly offset by a decrease in average borrowed funds of $163.8 million and average time deposits of $26.7 million.

Net Interest Income

Net interest income for the three months ended March 31, 2011 increased 1.9% to $19.3 million, as compared to $19.0 million in the same prior year period, reflecting greater interest-earning assets partly offset by a lower net interest margin. The net interest margin decreased to 3.60% for the three months ended March 31, 2011 from 3.76% in the same prior year period due to the investment of strong deposit flows into interest-earning deposits and investment securities at a modest net interest spread. Additionally, high loan refinance volume caused yields on loans and mortgage-backed securities to reset downward.

Provision for Loan Losses

For the three months ended March 31, 2011, the provision for loan losses was $1.7 million as compared to $2.2 million in the same prior year period. The decrease is primarily due to lower levels of non-performing loans and partially due to lower loan balances at March 31, 2011, as compared to December 31, 2010 and also lower net charge-offs for the three months ended March 31, 2011 as compared to the corresponding prior year period. Non-performing loans decreased $1.8 million, or 4.9%, at March 31, 2011 to $35.7 million from $37.5 million at December 31, 2010. Net charge-offs for the three months ended March 31, 2011 were $970,000, as compared to $1.3 million in the same prior year period. Net charge-offs for the three months ended March 31, 2011 included $121,000 relating to loans originated by Columbia Home Loans, LLC (“Columbia”), the Company’s mortgage banking subsidiary which was shuttered in 2007.

Other Income

Other income increased to $3.5 million for the three months ended March 31, 2011, as compared to $3.0 million in the same prior year period. Fees and service charges increased to $2.7 million for the three months ended March 31, 2011, as compared to $2.6 million for the corresponding prior year period. The increase was due to higher fees from merchant services and investment services. The net gain on sales of loans increased to $759,000 for the three months ended March 31, 2011, as compared to $503,000 for the corresponding prior year period due to an increase in the volume of loans sold. The net loss from other real estate operations was $366,000 for the three months ended March 31, 2011, as compared to a loss of $335,000 in the same prior year period due to write-downs in the value of properties previously acquired.

Operating Expenses

Operating expenses increased by 3.4%, to $13.1 million for the three months ended March 31, 2011, as compared to $12.7 million for the corresponding prior year period. The increase was primarily due to compensation and employee benefits costs, which increased by $512,000, or 7.8%, to $7.0 million for the three months ended March 31, 2011, as compared to the corresponding prior year period. Occupancy expense decreased by $269,000 for the three months ended March 31, 2011, as compared to the corresponding prior year period due to a $184,000 benefit from the negotiated settlement of the remaining office lease obligation at Columbia. Federal deposit insurance expense for the three months ended March 31, 2011 increased by $107,000 from the corresponding prior year period primarily due to higher deposit balances.

Provision for Income Taxes

Income tax expense was $2.9 million for the three months ended March 31, 2011, as compared to $2.6 million for the same prior year period. The effective tax rate decreased to 35.9% for the three months ended March 31, 2011, as compared to 37.4% in the same prior period primarily due to a lower effective state tax rate.

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

At March 31, 2011, the Company had outstanding overnight borrowings from the FHLB of $31.7 million, as compared to no overnight borrowings at December 31, 2010. The Company utilizes the overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $290.7 million at March 31, 2011, an increase from $265.0 million at December 31, 2010.

The Company’s cash needs for the three months ended March 31, 2011 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased FHLB borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and deposit outflow. The Company’s cash needs for the three months ended March 31, 2010 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and increased short-term borrowings. The cash was principally utilized for loan originations and the purchase of mortgage-backed securities.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2011, outstanding commitments to originate loans totaled $64.6 million; outstanding unused lines of credit totaled $204.5 million; and outstanding commitments to sell loans totaled $18.2 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $161.5 million at March 31, 2011. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first three months of 2011 were $2.2 million, unchanged as compared to the same prior year period. On April 20, 2011, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on May 13, 2011 to stockholders of record at the close of business on May 2, 2011.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the first three months of 2011, OceanFirst Financial Corp. received a dividend payment of $2.8 million from OceanFirst Bank. The Bank has received approval from the Office of Thrift Supervision (“OTS”) to make a second, $2.8 million dividend payment to OceanFirst Financial Corp. during the second quarter of 2011. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to OceanFirst Financial Corp. At March 31, 2011, OceanFirst Financial Corp. held $21.0 million in cash and $315,000 in investment securities available for sale.

At March 31, 2011, the Bank exceeded all of its regulatory capital requirements with tangible capital of $209.1 million, or 9.21% of total adjusted assets, which is above the required level of $34.1 million or 1.5%; core capital of $209.1 million or 9.21% of total adjusted assets, which is above the required level of $90.8 million, or 4.0% and risk-based capital of $223.2 million, or 15.49% of risk-weighted assets, which is above the required level of $115.3 million or 8.0%. The Bank is considered a “well-capitalized” institution under the OTS’s Prompt Corrective Action Regulations.

At March 31, 2011, the Company maintained tangible common equity of $206.0 million, for a tangible common equity to assets ratio of 9.10%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $18.2 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2011 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$393,714	$151,214	$91,000	$129,000	$22,500
Commitments to Originate Loans	64,624	64,624	—	—	—
Commitments to Fund Unused Lines of Credit	204,479	204,479	—	—	—

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

	March 31, 2011	December 31, 2010

	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$26,278	$26,577
Commercial real estate	4,651	5,849
Construction	368	368
Consumer	4,272	4,626
Commercial	117	117

Total non-performing loans	35,686	37,537
REO, net	1,914	2,295

Total non-performing assets	$37,600	$39,832

Delinquent loans 30-89 days	$18,191	$14,421

Allowance for loan losses as a percent of total loans receivable	1.23%	1.17%
Allowance for loan losses as percent of total non-performing loans	57.25	52.48
Non-performing loans as a percent of total loans receivable	2.15	2.23
Non-performing assets as a percent of total assets	1.66	1.77

Included in the non-performing loan total at March 31, 2011 was $6.5 million of troubled debt restructured loans, as compared to $3.3 million of troubled debt restructured loans at December 31, 2010. The non-performing loan total includes $661,000 of repurchased one-to-four family and consumer loans and $1.3 million of one-to-four family and consumer loans previously held for sale, which were written down to their fair market value in a prior period. Non-performing loans are concentrated in one-to-four family loans which comprise 73.6% of the total. At March 31, 2011, the average weighted loan-

to-value ratio of non-performing one-to-four family loans was 69.5% using appraisal values at time of origination and 95.4% using updated appraisal values. Appraisals are updated for all non-performing loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. Included in the allowance for loan losses is a specific allowance for the difference between the Company’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. At March 31, 2011, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 58.5% using appraisal values at time of origination. Based upon sales data for the first quarter of 2011 from the Ocean and Monmouth Counties Multiple Listing Service, home values in the Company’s primary market area have declined by approximately 22% from the peak of the market. Individual home values may move more or less than the average based upon the specific characteristics of the property. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing loan is a one-to-four family loan for $3.5 million which is secured by a first mortgage on a property with a recent appraised value of $3.8 million.

The Company also classifies loans in accordance with regulatory guidelines. At March 31, 2011, the Company had $16.4 million designated as Special Mention, $62.4 million classified as Substandard and $1.5 million classified as Doubtful, as compared to $15.5 million, $60.0 million and $1.5 million, respectively, at December 31, 2010. The largest Special Mention loan relationship at March 31, 2011 is comprised of a commercial mortgage and a commercial loan totaling $5.6 million to a real estate management and commercial construction company which is current as to payments, but was criticized due to increased vacancies. The loans are collateralized by commercial real estate and other business assets. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $9.4 million, which was current as to payments, but criticized due to declining revenue and poor operating results. The loans are collateralized by commercial real estate and other business assets. The largest Doubtful loan is a loan for $2.6 million of which $1.5 million is classified as Doubtful and $1.1 million is classified as Substandard. The loan is delinquent and the borrower has filed for bankruptcy protection. The loan is collateralized by commercial real estate and also carries a personal guarantee. The Company has established a $1.2 million specific reserve for this loan. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $22.7 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally recognized credit rating services. These securities are all current as to principal and interest payments.

At March 31, 2011, the Bank was holding subprime loans with a gross principal balance of $1.6 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $1.2 million, and ALT-A loans with a gross principal balance of $3.4 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $3.3 million. These loans were all originated by Columbia prior to its shuttering in 2007.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expression of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties are further discussed in the 2010 Form 10-K and its subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on statements. The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2010 Form 10-K and Item 1A of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2011, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2011, the Company’s one-year gap was positive 0.80% as compared to positive 0.25% at December 31, 2010.

At March 31, 2011	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$4,057	$—	$—	$—	$—	$4,057
Investment securities	55,000	876	70,078	11,053	370	137,377
FHLB stock	0	—	—	—	18,370	18,370
Mortgage-backed securities	62,873	68,979	128,063	73,592	9,293	342,800
Loans receivable (2)	297,575	425,735	516,774	203,958	210,797	1,654,839

Total interest-earning assets	419,505	495,590	714,915	288,603	238,830	2,157,443

Interest-bearing liabilities:
Money market deposit accounts	5,055	15,164	40,438	50,546	—	111,203
Savings accounts	9,922	30,759	79,375	99,218	—	219,274
Interest-bearing checking accounts	434,675	67,119	178,983	223,881	—	904,658
Time deposits	90,313	71,171	57,428	26,159	28,037	273,108
FHLB advances	46,700	29,000	91,000	124,000	—	290,700
Securities sold under agreements to repurchase	75,514	—	—	—	—	75,514
Other borrowings	22,500	—	—	5,000	—	27,500

Total interest-bearing liabilities	684,679	213,213	447,224	528,804	28,037	1,901,957

Interest sensitivity gap (3)	$(265,174)	$282,377	$267,691	$(240,201)	$210,793	$255,486

Cumulative interest sensitivity gap	$(265,174)	$17,203	$284,894	$44,693	$255,486	$255,486

Cumulative interest sensitivity gap as a percent of total interest- earning assets	(12.29)%	0.80%	13.21%	2.07%	11.84%	11.84%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2011 and December 31, 2010. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2010 Form 10-K.

	March 31, 2011					December 31, 2010
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$194,431	(17.3)%	9.0%	$76,272	(4.4)%	$181,252	(17.4)%	8.4%	$74,887	(5.8)%
100	218,696	(7.0)	9.9	78,323	(1.9)	204,940	(6.6)	9.3	77,519	(2.5)
Static	235,083	—	10.4	79,814	—	219,409	—	9.7	79,495	—
(100)	241,298	2.6	10.4	76,286	(4.4)	226,798	3.4	9.9	76,397	(3.9)
(200)	251,098	6.8	10.9	72,101	(9.7)	244,147	11.3	10.6	72,483	(8.8)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$31,362	$31,455
Investment securities available for sale	125,240	91,918
Federal Home Loan Bank of New York stock, at cost	18,370	16,928
Mortgage-backed securities available for sale	347,966	341,175
Loans receivable, net	1,636,251	1,660,788
Mortgage loans held for sale	2,926	6,674
Interest and dividends receivable	6,760	6,446
Real estate owned, net	1,914	2,295
Premises and equipment, net	22,449	22,488
Servicing asset	5,466	5,653
Bank Owned Life Insurance	41,062	40,815
Other assets	23,517	24,695

Total assets	$2,263,283	$2,251,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,645,788	$1,663,968
Securities sold under agreements to repurchase with retail customers	75,514	67,864
Federal Home Loan Bank advances	290,700	265,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	7,855	6,947
Other liabilities	9,940	18,800

Total liabilities	2,057,297	2,050,079

Stockholders’ equity:
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,844,232 and 18,822,556 shares outstanding at March 31, 2011 and December 31, 2010, respectively	336	336
Additional paid-in capital	260,760	260,739
Retained earnings	177,624	174,677
Accumulated other comprehensive loss	(4,124)	(5,560)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,411)	(4,484)
Treasury stock, 14,722,540 and 14,744,216 shares at March 31, 2011 and December 31, 2010, respectively	(224,199)	(224,457)
Common stock acquired by Deferred Compensation Plan	950	946
Deferred Compensation Plan Liability	(950)	(946)

Total stockholders’ equity	205,986	201,251

Total liabilities and stockholders’ equity	$2,263,283	$2,251,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Income

(in thousands, except per share amounts)

	For the three months ended March 31,
	2011	2010
	(Unaudited)
Interest income:
Loans	$21,164	$21,984
Mortgage-backed securities	2,563	2,762
Investment securities and other	564	330

Total interest income	24,291	25,076

Interest expense:
Deposits	2,909	3,432
Borrowed funds	2,045	2,674

Total interest expense	4,954	6,106

Net interest income	19,337	18,970
Provision for loan losses	1,700	2,200

Net interest income after provision for loan losses	17,637	16,770

Other income:
Loan servicing income	96	46
Fees and service charges	2,722	2,557
Net gain on sales of loans available for sale	759	503
Net loss from other real estate operations	(366)	(335)
Income from Bank Owned Life Insurance	248	196
Other	—	1

Total other income	3,459	2,968

Operating expenses:
Compensation and employee benefits	7,042	6,530
Occupancy	1,195	1,464
Equipment	647	476
Marketing	336	304
Federal deposit insurance	741	634
Data processing	883	830
Legal	256	296
Check card processing	320	317
Accounting and audit	140	143
General and administrative	1,568	1,708

Total operating expenses	13,128	12,702

Income before provision for income taxes	7,968	7,036
Provision for income taxes	2,862	2,632

Net income	$5,106	$4,404

Basic earnings per share	$0.28	$0.24

Diluted earnings per share	$0.28	$0.24

Average basic shares outstanding	18,162	18,132

Average diluted shares outstanding	18,211	18,180

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2009	$—	$336	$260,130	$163,063	$(10,753)	$(4,776)	$(224,464)	$986	$(986)	$183,536

Comprehensive income:
Net income	—	—	—	4,404	—	—	—	—	—	4,404
Other comprehensive income:
Unrealized gain on securities (net of tax expense $1,031)	—	—	—	—	1,651	—	—	—	—	1,651

Total comprehensive income										6,055

Expenses of common stock offering	—	—	(109)	—	—	—	—	—	—	(109)
Tax expense of stock plans	—	—	(23)	—	—	—	—	—	—	(23)
Stock awards	—	—	249	—	—	—	—	—	—	249
Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Allocation of ESOP stock	—	—	—	—	—	73	—	—	—	73
ESOP adjustment	—	—	21	—	—	—	—	—	—	21
Cash dividend - $0.12 per share		—	—	(2,190)	—	—	—	—	—	(2,190)
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(43)	43	—

Balance at March 31, 2010	$—	$336	$259,837	$165,277	$(9,102)	$(4,703)	$(224,464)	$943	$(943)	$187,181

Balance at December 31, 2010	$—	$336	$260,739	$174,677	$(5,560)	$(4,484)	$(224,457)	$946	$(946)	201,251

Comprehensive income:
Net income	—	—	—	5,106	—	—	—	—	—	5,106
Other comprehensive income:
Unrealized gain on securities (net of tax expense $993)	—	—	—	—	1,436	—	—	—	—	1,436

Total comprehensive income										6,542

Tax expense of stock plans	—	—	(8)	—	—	—	—	—	—	(8)
Stock awards	—	—	265	—	—	—	—	—	—	265
Treasury stock allocated to restricted stock plan	—	—	(280)	37	—	—	243	—	—	—
Tax benefit of stock plans
Allocation of ESOP stock	—	—	—	—	—	73	—	—	—	73
ESOP adjustment	—	—	44	—	—	—	—	—	—	44
Cash dividend $0.12 per share	—	—	—	(2,194)	—	—	—	—	—	(2,194)
Exercise of stock options	—	—	—	(2)	—	—	15	—	—	13
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	4	(4)	—

Balance at March 31, 2011	$—	$336	$260,760	$177,624	$(4,124)	$(4.411)	$(224,199)	$950	$(950)	$205,986

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$5,106	$4,404

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	598	532
Allocation of ESOP stock	73	73
ESOP adjustment	44	21
Stock awards	265	249
Amortization of servicing asset	484	537
Net premium amortization in excess of discount accretion on securities	590	291
Net amortization of deferred costs and discounts on loans	259	172
Provision for loan losses	1,700	2,200
Net loss (gain) on sale of real estate owned	269	(6)
Net gain on sales of loans	(759)	(503)
Proceeds from sales of mortgage loans held for sale	40,680	29,617
Mortgage loans originated for sale	(36,470)	(25,293)
Increase in value of Bank Owned Life Insurance	(247)	(196)
Increase in interest and dividends receivable	(314)	(759)
Decrease (increase) in other assets	185	(933)
Decrease in other liabilities	(8,860)	(2,755)

Total adjustments	(1,503)	3,247

Net cash provided by operating activities	3,603	7,651

Cash flows from investing activities:
Net decrease (increase) in loans receivable	22,356	(13,780)
Purchase of investment securities available for sale	(30,311)	—
Purchase of mortgage-backed securities available for sale	(29,808)	(203,481)
Principal repayments on mortgage-backed securities available for sale	21,845	9,712
Decrease in Federal Home Loan Bank of New York stock	(1,442)	(8,472)
Proceeds from sales of real estate owned	334	298
Purchases of premises and equipment	(559)	(306)

Net cash used in investing activities	(17,585)	(216,029)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(18,180)	$16,909
Increase in short-term borrowings	39,350	201,496
Proceeds from Federal Home Loan Bank advances	25,000	15,000
Repayments of Federal Home Loan Bank advances	(31,000)	(25,000)
Increase in advances by borrowers for taxes and insurance	908	594
Exercise of stock options	13	—
Dividends paid – common stock	(2,194)	(2,190)
Redemption of warrants	—	(431)
Tax expense of stock plans	(8)	(23)
Expenses of common stock offering	—	(109)

Net cash provided by financing activities	13,889	206,246

Net decrease in cash and due from banks	(93)	(2,132)

Cash and due from banks at beginning of period	31,455	23,016

Cash and due from banks at end of period	$31,362	$20,884

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,052	$6,150
Income taxes	4,900	2,805
Non-cash activities:
Transfer of loans receivable to real estate owned	222	543

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for all of 2011. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010.

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Weighted average shares issued net of Treasury shares	18,828	18,822
Less: Unallocated ESOP shares	(527)	(562)
Unallocated incentive award shares and shares held by deferred compensation plan	(139)	(128)

Average basic shares outstanding	18,162	18,132
Add: Effect of dilutive securities:
Stock options	—	—
Incentive awards and shares held by deferred compensation plan	49	48

Average diluted shares outstanding	18,211	18,180

For the three months ended March 31, 2011 and 2010, antidilutive stock options of 1,972,000 and 1,776,000, respectively, were excluded from earnings per share calculations.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2011

U.S. agency obligations	$71,355	$9	$(194)	$71,170
State and municipal obligations	10,652	11	(28)	10,635
Corporate debt securities	55,000	—	(11,879)	43,121
Equity investments	370	—	(56)	314

	$137,377	$20	$(12,157)	$125,240

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2010

U.S. agency obligations	$41,146	$41	$(55)	$41,132
State and municipal obligations	10,690	—	(75)	10,615
Corporate debt securities	55,000	—	(15,144)	39,856
Equity investments	370	—	(55)	315

	$107,206	$41	$(15,329)	$91,918

There were no realized gains or losses on the sale of investment securities available for sale for the three months ended March 31, 2011 or March 31, 2010.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at March 31, 2011 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2011, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $43.1 million, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
March 31, 2011

Less than one year	$876	$877
Due after one year through five years	81,131	80,928
Due after five years through ten years	—	—
Due after ten years	55,000	43,121

	$137,007	$124,926

The estimated market value and unrealized loss for investment securities available for sale at March 31, 2011 and December 31, 2010 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
March 31, 2011

U.S. Agency obligations	$60,782	$(194)	$—	$—	$60,782	$(194)
State and municipal obligations	4,485	(28)	—	—	4,485	(28)
Corporate debt securities	—	—	43,121	(11,879)	43,121	(11,879)
Equity investments	—	—	314	(56)	314	(56)

	$65,267	$(222)	$43,435	$(11,935)	$108,702	$(12,157)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2010

U.S. Agency obligations	$20,742	$(55)	$—	$—	$20,742	$(55)
State and municipal obligations	9,738	(75)	—	—	9,738	(75)
Corporate debt securities	—	—	39,856	(15,144)	39,856	(15,144)
Equity investments	104	(16)	211	(39)	315	(55)

	$30,584	$(146)	$40,067	$(15,183)	$70,651	$(15,329)

At March 31, 2011, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$11,554	Baa3/BB+
Chase Capital	10,000	8,452	A2/BBB+
Wells Fargo Capital	5,000	3,792	A3/A-
Huntington Capital	5,000	3,550	Ba1/BB-
Keycorp Capital	5,000	3,754	Baa3/BB
PNC Capital	5,000	4,059	Baa2/BBB
State Street Capital	5,000	4,105	A3/BBB+
SunTrust Capital	5,000	3,855	Baa3/BB

	$55,000	$43,121

At March 31, 2011, the market value of each corporate debt security was below cost. However, the estimated market value of the corporate debt securities portfolio increased over prior periods. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A2 to a low of BB- as rated by one of the internationally recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at March 31, 2011. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

Capital markets in general and the market for these corporate securities in particular have been disrupted since the second half of 2007. In its analysis, the Company considered that the severity and duration of unrecognized losses was at least partly due to the illiquidity caused by market disruptions. Steps taken by the U.S. Treasury, the Federal Reserve Bank, the Federal Deposit Insurance Corporation and foreign central banks, among others, have been a positive force in restoring liquidity and confidence in the capital markets. The ability of each of these issuers to raise capital during 2009, 2010 and 2011 and the increased fair values of these securities is a testament to the effectiveness of these actions.

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio, the capital position of the issuers, the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at March 31, 2011.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2011

FHLMC	$27,345	$457	$(6)	$27,796
FNMA	314,436	4,569	(19)	318,986
GNMA	1,019	165	—	1,184

	$342,800	$5,191	$(25)	$347,966

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2010

FHLMC	$19,225	$386	$(13)	$19,598
FNMA	315,024	5,344	—	320,368
GNMA	1,037	172	—	1,209

	$335,286	$5,902	$(13)	$341,175

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three months ended March 31, 2011 and 2010.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at March 31, 2011 and December 31, 2010, segregated by the duration of the unrealized loss are as follows (in thousands).

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
March 31, 2011

FHLMC	$6,032	$(6)	$—	$—	$6,032	$(6)
FNMA	5,202	(19)	—	—	5,202	(19)

	$11,234	$(25)	$—	$—	$11,234	$(25)

	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
December 31, 2010

FHLMC	$4,982	$(13)	$—	$—	$4,982	$(13)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally-recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on these available for sale securities were only temporarily impaired at March 31, 2011.

Note 5. Loans Receivable, Net

Loans receivable, net at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Real estate:
One-to-four family	$933,261	$955,063
Commercial real estate, multi family and land	434,888	435,127
Construction	11,318	13,748
Consumer	202,608	205,725
Commercial	75,951	76,692

Total loans	1,658,026	1,686,355
Loans in process	(3,187)	(4,055)
Deferred origination costs, net	4,768	4,862
Allowance for loan losses	(20,430)	(19,700)

Total loans, net	1,639,177	1,667,462
Less: Mortgage loans held for sale	2,926	6,674

Loans receivable, net	$1,636,251	$1,660,788

An analysis of the allowance for loan losses for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Balance at beginning of period	$19,700	$14,723
Provision charged to operations	1,700	2,200
Charge-offs	(976)	(1,381)
Recoveries	6	90

Balance at end of period	$20,430	$15,632

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2011 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$5,977	$6,837	$3,264	$962	$2,660	$19,700
Provision (benefit) charged to operations	170	725	124	735	(54)	1,700
Charge-offs	(297)	(80)	—	(599)	—	(976)
Recoveries	4	—	1	1	—	6

Balance at end of period	$5,854	$7,482	$3,389	$1,099	$2,606	$20,430

Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$1,228	$—	$—	$—	$1,228
Collectively evaluated for impairment	5,854	6,254	3,389	1,099	2,606	19,202

Total ending allowance balance	$5,854	$7,482	$3,389	$1,099	$2,606	$20,430

Loans:
Loans individually evaluated for impairment	$—	$2,569	$—	$—	$—	$2,569
Loans collectively evaluated for impairment	941,653	432,319	202,608	75,951	—	1,652,531

Total ending loan balance	$941,653	$434,888	$202,608	$75,951	$—	$1,655,100

December 31, 2010
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$1,988	$—	$—	$—	$1,988
Collectively evaluated for impairment	5,977	4,849	3,264	962	2,660	17,712

Total ending allowance balance	$5,977	$6,837	$3,264	$962	$2,660	$19,700

Loans:
Loans individually evaluated for impairment	$—	$4,673	$—	$—	$—	$4,673
Loans collectively evaluated for impairment	962,137	430,454	205,725	76,692	—	1,675,008

Total ending loan balance	$962,137	$435,127	$205,725	$76,692	$—	$1,679,681

A summary of impaired loans at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31, 2011	December 31, 2010

Impaired loans with no allocated allowance for loan losses	$—	$—
Impaired loans with allocated allowance for loan losses	2,569	4,673

	$2,569	$4,673

Amount of the allowance for loan losses allocated	$1,228	$1,988

The summary of loans individually evaluated for impairment by class of loans for the three months ended March 31, 2011 and as of March 31, 2011 and December 31, 2010 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no related allowance recorded:
Commercial real estate:
Commercial	$—	$—	$—	$—	$—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—

	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Commercial	$—	$—	$—	$76	$—
Construction and land	2,569	2,569	1,228	2,569	—
Commercial	—	—	—	—	—

	$2,569	$2,569	$1,228	$2,645	$—

December 31, 2010
With no related allowance recorded:
Commercial real estate:
Commercial	$—	$—	$—
Construction and land	—	—	—
Commercial	—	—	—

	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Commercial	$2,104	$2,104	$988
Construction and land	2,569	2,569	1,000
Commercial	—	—	—

	$4,673	$4,673	$1,988

The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

	Recorded Investment in Non-accrual Loans
	March 31, 2011	December 31, 2010
Residential real estate:
Originated by Bank	$21,867	$22,707
Originated by Columbia	4,411	3,870
Residential construction	368	368
Commercial real estate:
Commercial	2,082	3,280
Construction and land	2,569	2,569
Consumer	4,272	4,626
Commercial	117	117

	$35,686	$37,537

As used in these footnotes, the residential real estate originated by the Bank includes purchased loans which were originated under the Bank’s underwriting guidelines.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2011
Residential real estate:
Originated by Bank	$12,837	$1,968	$20,851	$35,656	$888,274	$923,930
Originated by Columbia	117	20	4,442	4,579	1,826	6,405
Residential construction	—	—	368	368	10,950	11,318
Commercial real estate:
Commercial	3,402	—	2,200	5,602	412,690	418,292
Construction and land	—	—	2,569	2,569	14,027	16,596
Consumer	863	136	4,105	5,104	197,504	202,608
Commercial	—	—	—	—	75,951	75,951

	$17,219	$2,124	$34,535	$53,878	$1,601,222	$1,655,100

December 31, 2010
Residential real estate:
Originated by Bank	$9,232	$1,958	$20,971	$32,161	$909,436	$941,597
Originated by Columbia	953	1,532	3,240	5,725	1,067	6,792
Residential construction	—	—	368	368	13,380	13,748
Commercial real estate:
Commercial	870	—	2,611	3,481	406,549	410,030
Construction and land	—	—	2,569	2,569	22,528	25,097
Consumer	2,036	241	4,093	6,370	199,355	205,725
Commercial	—	—	117	117	76,575	76,692

	$13,091	$3,731	$33,969	$50,791	$1,628,890	$1,679,681

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011
Commercial real estate:
Commercial	$381,833	$10,756	$25,703	$—	$418,292
Construction and land	14,027	—	1,100	1,469	16,596
Commercial	72,739	1,898	1,314	—	75,951

	$468,599	$12,654	$28,117	$1,469	$510,839

December 31, 2010
Commercial real estate:
Commercial	$376,902	$10,856	$22,272	$—	$410,030
Construction and land	22,528	—	1,100	1,469	25,097
Commercial	71,797	1,974	2,921	—	76,692

	$471,227	$12,830	$26,293	$1,469	$511,819

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by Columbia	Residential Construction	Consumer
March 31, 2011
Performing	$902,063	$1,994	$10,950	$198,336
Non-performing	21,867	4,411	368	4,272

	$923,930	$6,405	$11,318	$202,608

December 31, 2010
Performing	$918,890	$2,922	$13,380	$201,099
Non-performing	22,707	3,870	368	4,626

	$941,597	$6,792	$13,748	$205,725

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three months ended March 31, 2011 and 2010 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended March 31,
	2011	2010
Balance at beginning of period	$809	$819
Recoveries	—	—
Loss on loans repurchased	—	—

Balance at end of period	$809	$819

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At March 31, 2011, there were two outstanding loan repurchase requests on loans with a total principal balance of $302,000, which the Company is contesting. There are also seven claims from one loan investor totaling $2.8 million that the Company believes are covered by a settlement agreement and release between Columbia and the loan investor executed in August 2007. The Company has vigorously contested these claims and believes there are valid defenses, including the settlement and release agreement.

Note 7. Deposits

The major types of deposits at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Type of Account
Non-interest-bearing	$137,545	$126,429
Interest-bearing checking	904,658	920,324
Money market deposit	111,203	108,421
Savings	219,274	223,650
Time deposits	273,108	285,144

Total deposits	$1,645,788	$1,663,968

Note 8. Recent Accounting Pronouncements

Accounting Standards Update No. 2010-06 under ASC 820 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosure: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The new guidance did not have a significant impact on the Company’s consolidated financial statements other than additional disclosures.

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

Accounting Standards Update No. 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” amends ASC 310 (Receivables) to provide clarifying guidance on when a restructuring constitutes a concession and when the debtor is experiencing financial difficulties. The amendments are effective for the first interim period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements other than additional disclosures.

Note 9. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011

Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$71,170	$71,170	$—	$—
State and municipal obligations	10,635	—	10,635	—
Corporate debt securities	43,121	—	43,121	—
Equity investments	314	314	—	—
Mortgage-backed securities available for sale	347,966	—	347,966	—
Items measured on a non-recurring basis:
Real estate owned	302	—	—	302
Loans measured for impairment based on the fair value of the underlying collateral	2,569	—	—	2,569

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010

Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$41,132	$41,132	$—	$—
State and municipal obligations	10,615	—	10,615	—
Corporate debt securities	39,856	—	39,856	—
Equity investments	315	315	—	—
Mortgage-backed securities available for sale	341,175	—	341,175	—
Items measured on a non-recurring basis:
Real estate owned	2,295	—	—	2,295
Loans measured for impairment based on the fair value of the underlying collateral	4,673	—	—	4,673

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

The estimated fair values of the Bank’s significant financial instruments as of March 31, 2011 and December 31, 2010 are presented in the following tables (in thousands):

	March 31, 2011
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$31,362	$31,362
Investment securities available for sale	125,240	125,240
Mortgage-backed securities available for sale	347,966	347,966
Federal Home Loan Bank of New York stock	18,370	18,370
Loans receivable and mortgage loans held for sale	1,639,177	1,649,768
Financial Liabilities:
Deposits	1,645,788	1,649,803
Borrowed funds	393,714	396,734

	December 31, 2010
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$31,455	$31,455
Investment securities available for sale	91,918	91,918
Mortgage-backed securities available for sale	341,175	341,175
Federal Home Loan Bank of New York stock	16,928	16,928
Loans receivable and mortgage loans held for sale	1,667,462	1,675,805
Financial Liabilities:
Deposits	1,663,968	1,668,007
Borrowed funds	360,364	364,657

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

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2010 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2010.

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

OceanFirst Financial Corp.
Registrant

DATE: May 9, 2011	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: May 9, 2011	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	32