Form 10-Q
period 2011-06-30
OCEANFIRST FINANCIAL CORP
filed 2011-08-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 4, 2011, there were 18,846,122 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	June 30, 2011	December 31, 2010	June 30, 2010

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,239,011	$2,251,330	$2,219,682
Loans receivable, net	1,617,812	1,660,788	1,667,472
Deposits	1,639,230	1,663,968	1,539,972
Stockholders’ equity	213,367	201,251	194,828

SELECTED OPERATING DATA:

Net interest income	19,645	18,880	19,697
Provision for loan losses	2,200	2,000	2,200
Other income	3,897	4,527	3,598
Operating expenses	13,385	13,926	13,260
Net income	5,103	5,784	4,951
Diluted earnings per share	0.28	0.32	0.27

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	11.32	10.69	10.35
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.53%	8.94%	8.78%
Return on average assets (1)	0.90	1.02	0.90
Return on average stockholders’ equity (1)	9.87	11.54	10.54
Average interest rate spread	3.56	3.39	3.65
Net interest margin	3.67	3.52	3.78
Operating expenses to average assets (1)	2.37	2.46	2.42
Efficiency ratio	56.86	59.50	56.92

ASSET QUALITY:

Non-performing loans	$46,714	$37,537	$29,213
Non-performing assets	49,521	39,832	31,820
Non-performing loans as a percent of total loans receivable	2.85%	2.23%	1.73%
Non-performing assets as a percent of total assets	2.21	1.77	1.43
Allowance for loan losses as a percent of total loans receivable	1.31	1.17	1.02
Allowance for loan losses as a percent of total non-performing loans	45.93	52.48	58.69

(1)	Ratios are annualized

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank serving Ocean and Monmouth Counties in New Jersey. The term the “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, merchant credit card services, deposit accounts, the sale of investment products, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, data processing, and federal deposit insurance. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Throughout 2010, and continuing into 2011, short-term interest rates remained low and the interest rate yield curve was unusually steep. The interest rate environment has generally had a positive impact on the Company’s results of operations and net interest margin. Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. In late 2010, the Company’s net interest margin contracted due to the investment of strong deposit flows into interest-earning deposits and investment securities at modest net interest spread. Additionally, high loan refinance volume caused yields on loans and mortgage-backed securities to reset downward. Although the net interest margin expanded in the first and second quarters of 2011, as compared to the fourth quarter of 2010, the net interest margin remains below the levels of the corresponding prior year quarter. The expansion of the net interest margin compared to the fourth quarter of 2010 is primarily due to a decrease in the cost of transaction deposits. In addition to the interest rate environment, the Company is dependent upon national and local economic conditions. The overall economy remains weak with continued high unemployment coupled with concern surrounding the housing market. These economic conditions have had an adverse impact on the Company’s results of operations as the provision for loan losses remains elevated compared to historical levels.

Highlights of the Company’s financial results for the three and six months ended June 30, 2011 were as follows:

Total assets decreased to $2.239 billion at June 30, 2011, from $2.251 billion at December 31, 2010. Loans receivable, net decreased $43.0 million, or 2.6%, at June 30, 2011, as compared to December 31, 2010 primarily due to sales and prepayments of one-to-four family loans and limited loan origination volume. Investment securities available for sale increased by $41.2 million, to $133.1 million at June 30, 2011, from $91.9 million at December 31, 2010.

Deposits decreased by $24.7 million, or 1.5%, at June 30, 2011, as compared to December 31, 2010. The decline was concentrated in time deposits, which decreased $22.8 million, as the Bank continued to moderate its pricing for this product. At June 30, 2011, core deposits, defined as all deposits excluding time deposits, a key focus for the Company, represented 84.0% of total deposits.

Diluted earnings per share increased 3.7%, to $0.28 for the quarter ended June 30, 2011, from $0.27 for the corresponding prior year quarter. For the six months ended June 30, 2011 diluted earnings per share increased 9.8%, to $0.56, as compared to $0.51 for the corresponding prior year period.

The net interest margin expanded on a linked quarter basis to 3.67% for the three months ended June 30, 2011, as compared to 3.60% for the three months ended March 31, 2011.

The provision for loan losses was $2.2 million and $3.9 million, respectively, for the three and six months ended June 30, 2011, as compared to $2.2 million and $4.4 million, respectively, for the corresponding prior year periods. The provision for loan losses exceeded net loan charge-offs of $1.2 million and $2.1 million, respectively, for the three and six months ended June 30, 2011. The Company’s non-performing loans totaled $46.7 million at June 30, 2011, an increase from $37.5 million at December 31, 2010 primarily due to the addition of one large commercial real estate relationship and an increase in non-performing one-to-four family loans.

The Company remains well-capitalized with a tangible common equity ratio of 9.53%. Return on average stockholders’ equity was 9.87% and 9.99%, respectively, for the three and six months ended June 30, 2011, as compared to 10.54% and 10.08%, respectively, for the corresponding prior year periods generally resulting from the Company’s desire to continue to build equity.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and six months ended June 30, 2011 and 2010. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2011			2010
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$14,923	$8	.21%	$—	$—	—%
Investment securities (1)	141,190	343	.97	55,975	141	1.01
FHLB stock	18,014	195	4.33	24,189	255	4.22
Mortgage-backed securities (1)	336,464	2,667	3.17	360,030	3,185	3.54
Loans receivable, net (2)	1,628,701	21,024	5.16	1,643,066	22,226	5.41

Total interest-earning assets	2,139,292	24,237	4.53	2,083,260	25,807	4.96

Non-interest-earning assets	116,716			110,944

Total assets	$2,256,008			$2,194,204

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,256,710	1,504	.48	$1,031,378	2,063	.80
Time deposits	266,868	1,189	1.78	305,179	1,417	1.86

Total	1,523,578	2,693	.71	1,336,557	3,480	1.04
Borrowed funds	374,363	1,899	2.03	530,071	2,630	1.98

Total interest-bearing liabilities	1,897,941	4,592	.97	1,866,628	6,110	1.31

Non-interest-bearing deposits	139,709			126,745
Non-interest-bearing liabilities	11,562			12,900

Total liabilities	2,049,212			2,006,273
Stockholders’ equity	206,796			187,931

Total liabilities and stockholders’ equity	$2,256,008			$2,194,204

Net interest income		$19,645			$19,697

Net interest rate spread (3)			3.56%			3.65%

Net interest margin (4)			3.67%			3.78%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2011			2010
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$18,440	$23	.25%	$—	$—	—%
Investment securities (1)	133,682	642	.96	55,973	268	.96
FHLB stock	17,775	445	5.01	24,236	458	3.78
Mortgage-backed securities (1)	336,035	5,230	3.11	333,924	5,947	3.56
Loans receivable, net (2)	1,638,173	42,188	5.15	1,638,013	44,209	5.40

Total interest-earning assets	2,144,105	48,528	4.53	2,052,146	50,882	4.96

Non-interest-earning assets	114,853			109,330

Total assets	$2,258,958			$2,161,476

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,256,007	3,169	.50	$998,499	4,046	.81
Time deposits	273,182	2,433	1.78	305,702	2,865	1.87

Total	1,529,189	5,602	.73	1,304,201	6,911	1.06
Borrowed funds	374,079	3,944	2.11	533,795	5,305	1.99

Total interest-bearing liabilities	1,903,268	9,546	1.00	1,837,996	12,216	1.33

Non-interest-bearing deposits	134,968			120,131
Non-interest-bearing liabilities	16,433			17,694

Total liabilities	2,054,669			1,975,821
Stockholders’ equity	204,289			185,655

Total liabilities and stockholders’ equity	$2,258,958			$2,161,476

Net interest income		$38,982			$38,666

Net interest rate spread (3)			3.53%			3.63%

Net interest margin (4)			3.64%			3.77%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets at June 30, 2011 were $2.239 billion, a decrease of $12.3 million, or 0.5%, compared to $2.251 billion at December 31, 2010.

Investment securities available for sale increased $41.2 million, or 44.8%, to $133.1 million at June 30, 2011, as compared to $91.9 million at December 31, 2010, due to purchases of government agency securities.

Loans receivable, net decreased by $43.0 million, or 2.6%, to a balance of $1.618 billion at June 30, 2011, as compared to a balance of $1.661 billion at December 31, 2010, primarily due to sales and prepayments of one-to-four family loans and limited loan origination volume.

Total deposits decreased $24.7 million, or 1.5%, to $1.639 billion at June 30, 2011, from $1.664 billion at December 31, 2010. The decline was concentrated in time deposits which decreased $22.8 million as the Bank continued to moderate its pricing for this product. Partly as a result of the decline in deposits, Federal Home Loan Bank of New York (“FHLB”) advances increased by $9.0 million to $274.0 million at June 30, 2011, as compared to $265.0 million at December 31, 2010.

Stockholders’ equity at June 30, 2011 increased by 6.0%, to $213.4 million, as compared to $201.3 million at December 31, 2010, primarily due to net income and a reduction in accumulated other comprehensive loss partly offset by the cash dividend on common stock.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and June 30, 2010

General

Net income for the three months ended June 30, 2011 increased to $5.1 million, as compared to net income of $5.0 million for the corresponding prior year period. On a per share basis, diluted earnings per share increased 3.7%, to $0.28 for the three months ended June 30, 2011, as compared to $0.27 for the corresponding prior year period. Net income for the six months ended June 30, 2011 increased to $10.2 million, as compared to net income of $9.4 million for the corresponding prior year period. Diluted earnings per share increased 9.8%, to $0.56 for the six months ended June 30, 2011, as compared to $0.51 for the corresponding prior year period.

Interest Income

Interest income for the three and six months ended June 30, 2011 was $24.2 million and $48.5 million, respectively, as compared to $25.8 million and $50.9 million, respectively, for the six months ended June 30, 2010. The yield on interest-earning assets declined to 4.53% for both the three and six months ended June 30, 2011, as compared to 4.96% for the same prior year periods. This decline was due to high loan refinance volume, which caused yields on loans and mortgage-backed securities to reset downward. Average interest-earning assets increased by $56.0 million, or 2.7%, and $92.0 million, or 4.5%, respectively, for the three and six months ended June 30, 2011, as compared to the same prior year periods. The increase in average interest-earning assets was primarily due to an increase in average investment securities of $85.2 million and $77.7 million, respectively, for the three and six months ended June 30, 2011.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 was $4.6 million and $9.5 million, respectively, compared to $6.1 million and $12.2 million, respectively, for the three and six months ended June 30, 2010. The cost of interest-bearing liabilities decreased to 0.97% and 1.00%, respectively, for the three and six months ended June 30, 2011 as compared to 1.31% and 1.33%, respectively, in the same prior year periods. Average interest-bearing liabilities increased by $31.3 million and $65.3 million, respectively, for the three and six months ended June 30, 2011, as compared to the same prior year periods. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $187.0 million and $225.0 million, respectively, for the three and six months ended June 30, 2011, partly offset by a decrease in average borrowed funds of $155.7 million and $159.7 million, respectively.

Net Interest Income

Net interest income for the three and six months ended June 30, 2011 was $19.7 million and $39.0 million, respectively, as compared to $19.7 million and $38.7 million, respectively, in the same prior year periods, reflecting higher levels of interest-earning assets offset by a lower net interest margin. The net interest margin decreased to 3.67% and 3.64%, respectively, for the three and six months ended June 30, 2011 from 3.78% and 3.77%, respectively, in the same prior year periods due to increased average deposits which were invested into investment securities and interest-earning deposits at a modest net interest spread.

Provision for Loan Losses

For the three and six months ended June 30, 2011, the provision for loan losses was $2.2 million and $3.9 million, respectively, as compared to $2.2 million and $4.4 million, respectively, for the corresponding prior year periods. Non-performing loans increased $9.2 million, to $46.7 million at June 30, 2011 from $37.5 million at December 31, 2010. The increase is primarily due to the addition of one large loan relationship comprised of two commercial real estate loans and one commercial loan totaling $5.7 million. The real estate collateral on this loan was recently appraised at $8.1 million. Most of the remaining increase in non-performing loans is related to an increase in non-performing one-to-four family loans of $4.4 million. Net charge-offs for the three and six months ended June 30, 2011 increased to $1.2 million and $2.1 million, respectively, as compared to $686,000 and $2.0 million, respectively, for the same prior year periods. Loans receivable, net decreased by $43.0 million at June 30, 2011 as compared to December 31, 2010.

Other Income

Other income increased to $3.9 million and $7.4 million, respectively, for the three and six months ended June 30, 2011, as compared to $3.6 million and $6.6 million in the same prior year periods. Fees and service charges increased to $2.9 million and $5.7 million, respectively, for the three and six months ended June 30, 2011, as compared to $2.8 million and $5.4 million, respectively, for the corresponding prior year periods due to higher fees from investment services and merchant services. The net gain on sales of loans increased to $609,000 and $1.4 million, respectively, for the three and six months ended for June 30, 2011, as compared to $502,000 and $1.0 million, respectively, for the corresponding prior year periods due to an increase in the volume of loans sold. The net loss from other real estate operations was $36,000 and $402,000, respectively, for the three and six months ended June 30, 2011 as compared to a loss of $28,000 and $364,000, respectively, in the same prior year periods due to write-downs in the value of properties previously acquired.

Operating Expenses

Operating expenses increased by 0.9%, to $13.4 million, and 2.1%, to $26.5 million, respectively, for the three and six months ended June 30, 2011, as compared to $13.3 million and $26.0 million, respectively, for the corresponding prior year periods. The increase was due to several components. Compensation and employee benefit costs increased by $63,000, or 0.9%, to $7.1 million and $575,000, or 4.2%, to $14.2 million, respectively, for the three and six months ended June 30, 2011, as compared to the corresponding prior year periods. Occupancy expense decreased by $293,000 for the six months ended June 30, 2011, as compared to the corresponding prior year period due to a $184,000 benefit from the negotiated settlement of the remaining office lease obligation at Columbia Home Loans, LLC (“Columbia”), the Company’s mortgage banking subsidiary, which was shuttered in the fourth quarter of 2007. Equipment expense increased by $107,000, to $644,000 and $279,000, to $1.3 million, respectively, for the three and six months ended June 30, 2011, as compared to the corresponding prior year periods due to technology upgrades and infrastructure improvements.

Provision for Income Taxes

The provision for income taxes was $2.9 million and $5.7 million, respectively, for the three and six months ended June 30, 2011, as compared to $2.9 million and $5.5 million, respectively, for the same prior year periods. The effective tax rate decreased to 35.9% for both the three and six months ended June 30, 2011, as compared to 36.8% and 37.1%, respectively, in the same prior year periods due to a lower effective state tax rate.

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

At June 30, 2011 and December 31, 2010, the Company had no outstanding overnight borrowings from the FHLB. Periodically, the Company utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings of $274.0 million at June 30, 2011, an increase from $265.0 million at December 31, 2010.

The Company’s cash needs for the six months ended June 30, 2011 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased FHLB borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and deposit outflow. The Company’s cash needs for the six months ended June 30, 2010 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, increased deposits and increased borrowings. The cash was principally utilized for loan originations and the purchase of mortgage-backed securities.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2011, outstanding commitments to originate loans totaled $28.6 million; outstanding unused lines of credit totaled $209.9 million; and outstanding commitments to sell loans totaled $22.3 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $150.3 million at June 30, 2011. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first six months of 2011 were $4.4 million, unchanged as compared to the same prior year period. On July 21, 2011, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on August 12, 2011 to stockholders’ of record at the close of business on August 1, 2011.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the first six months of 2011, OceanFirst Financial Corp. received a dividend payment of $5.6 million from OceanFirst Bank. The Bank has received a notice of non-objection from the Office of Thrift Supervision (“OTS”) to make another $2.8 million dividend payment to OceanFirst Financial Corp. during the third quarter of 2011 which was paid on July 19, 2011. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. In addition, future dividend notices from the Bank for the dividend to be paid to the Holding Company will be submitted to the Office of the Comptroller of the Currency (“OCC”) the primary federal regulator for the Bank following the termination of the OTS on July 21, 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to OceanFirst Financial Corp. At June 30, 2011, OceanFirst Financial Corp. held $20.9 million in cash and $317,000 in investment securities available for sale.

As of June 30, 2011, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio
Tangible capital	$212,151	9.45%	$33,678	1.50%
Core capital	212,151	9.45	89,807	4.00
Tier 1 risk-based capital	212,151	14.87	57,068	4.00
Total risk-based capital	227,043	15.91	114,136	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

At June 30, 2011, the Company maintained tangible common equity of $213.4 million, for a tangible common equity to assets ratio of 9.53%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $22.3 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2011 (in thousands):

Contractual Obligation	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$374,199	$121,699	$111,000	$119,000	$22,500
Commitments to Originate Loans	28,552	28,552	—	—	—
Commitments to Fund Unused Lines of Credit	209,920	209,920	—	—	—

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

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$31,021	$26,577
Commercial real estate	10,436	5,849
Construction	68	368
Consumer	4,769	4,626
Commercial	420	117

Total non-performing loans	46,714	37,537
REO, net	2,807	2,295

Total non-performing assets	$49,521	$39,832

Delinquent loans 30-89 days	$14,202	$14,421

Allowance for loan losses as a percent of total loans receivable	1.31%	1.17%
Allowance for loan losses as percent of total non-performing loans	45.93	52.48
Non-performing loans as a percent of total loans receivable	2.85	2.23
Non-performing assets as a percent of total assets	2.21	1.77

Included in the non-performing loan total at June 30, 2011 was $6.0 million of troubled debt restructured loans, as compared to $3.3 million of troubled debt restructured loans at December 31, 2010. The increase in non-performing loans is primarily due to the addition of one large loan relationship comprised of two commercial real estate loans and one commercial loan totaling $5.7 million. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. A May 2011 appraisal values the real estate collateral at $8.1 million net of delinquent real estate taxes. Non-performing loans are concentrated in one-to-four family loans which comprise 66.4% of the total. At June 30, 2011, the average weighted loan-to-value ratio of non-performing one-to-four family loans was 69.0% using appraisal values at time of origination and 95.2% using updated appraisal values. Appraisals are obtained for all non-performing loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. Included in the allowance for loan losses is a specific allowance for the difference between the Company’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. At June 30, 2011, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 58.6% using appraisal values at time of origination. Based upon sales data for the first half of 2011 from the Ocean and Monmouth Counties Multiple Listing Service, home values in the Company’s primary market area have declined by approximately 20% from the peak of the market in 2006. Individual home values may move more or less than the average based upon the specific characteristics of the property. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing one-to-four family loan is a loan for $3.5 million which is secured by a first mortgage on a property with an appraised value of $3.8 million. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey. This protracted foreclosure process delays the Company’s ability to resolve non-performing loans through sale of the underlying collateral. A significant portion of non-performing one-to-four family loans were originated by additional Bank delivery channels which have since been shuttered. Of the non-performing one-to-four family loans, 77.1% were originated by either Columbia, which was shuttered in 2007, or the Kenilworth loan production office which was shuttered in mid-2011.

The Company also classifies loans in accordance with regulatory guidelines. At June 30, 2011, the Company had $15.6 million designated as Special Mention, $60.9 million classified as Substandard and $8,700 classified as Doubtful, as compared to $15.5 million, $60.0 million and $1.5 million, respectively, at December 31, 2010. The largest Special Mention loan relationship at June 30, 2011 is comprised of a commercial mortgage and a commercial loan totaling $5.5 million to a real estate management and commercial construction company which is current as to payments, but was criticized due to increased vacancies. The loans are collateralized by commercial real estate and other business assets. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $8.8 million, which was current as to payments, but criticized due to declining revenue and poor operating results. The loans are collateralized by commercial real estate and other business assets. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $24.3 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally recognized credit rating services. These securities are all current as to principal and interest payments.

At June 30, 2011, the Bank was holding subprime loans with a gross principal balance of $1.6 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $1.2 million, and ALT-A loans with a gross principal balance of $3.4 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $3.3 million. These loans were all originated by Columbia prior to its shuttering in 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2011, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At June 30, 2011, the Company’s one-year gap was positive 2.47% as compared to positive 0.25% at December 31, 2010.

At June 30, 2011	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$1,565	$—	$—	$—	$—	$1,565
Investment securities	55,000	10,749	69,775	5,000	1,557	142,081
FHLB stock	—	—	—	—	18,279	18,279
Mortgage-backed securities	57,634	57,451	115,039	75,033	22,682	327,839
Loans receivable (2)	271,491	435,779	531,920	206,677	192,983	1,638,850

Total interest-earning assets	385,690	503,979	716,734	286,710	235,501	2,128,614

Interest-bearing liabilities:
Money market deposit accounts	5,342	16,025	42,734	53,418	—	117,519
Savings accounts	10,089	31,689	80,712	100,889	—	223,379
Interest-bearing checking accounts	410,661	68,760	183,359	229,333	—	892,113
Time deposits	47,717	102,544	55,301	32,025	24,758	262,345
FHLB advances	8,000	41,000	111,000	114,000	—	274,000
Securities sold under agreements to repurchase	72,699	—	—	—	—	72,699
Other borrowings	22,500	—	—	5,000	—	27,500

Total interest-bearing liabilities	577,008	260,018	473,106	534,665	24,758	1,869,555

Interest sensitivity gap (3)	$(191,318)	$243,961	$243,628	$(247,955)	$210,743	$259,059

Cumulative interest sensitivity gap	$(191,318)	$52,643	$296,271	$48,316	$259,059	$259,059

Cumulative interest sensitivity gap as a percent of total interest- earning assets	(8.99)%	2.47%	13.92%	2.27%	12.17%	12.17%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2011 and December 31, 2010. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2010 Form 10-K.

	June 30, 2011					December 31, 2010
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$210,689	(13.2)%	9.8%	$76,260	(3.0)%	$181,252	(17.4)%	8.4%	$74,887	(5.8)%
100	231,418	(4.6)	10.5	77,771	(1.1)	204,940	(6.6)	9.3	77,519	(2.5)
Static	242,627	—	10.7	78,646	—	219,409	—	9.7	79,495	—
(100)	246,134	1.4	10.7	74,400	(5.4)	226,798	3.4	9.9	76,397	(3.9)
(200)	264,654	9.1	11.5	70,474	(10.4)	244,147	11.3	10.6	72,483	(8.8)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the

Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$28,934	$31,455
Investment securities available for sale	133,115	91,918
Federal Home Loan Bank of New York stock, at cost	18,279	16,928
Mortgage-backed securities available for sale	336,731	341,175
Loans receivable, net	1,617,812	1,660,788
Mortgage loans held for sale	4,313	6,674
Interest and dividends receivable	6,669	6,446
Real estate owned, net	2,807	2,295
Premises and equipment, net	22,447	22,488
Servicing asset	5,194	5,653
Bank Owned Life Insurance	41,346	40,815
Other assets	21,364	24,695

Total assets	$2,239,011	$2,251,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,639,230	$1,663,968
Securities sold under agreements to repurchase with retail customers	72,699	67,864
Federal Home Loan Bank advances	274,000	265,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	7,932	6,947
Other liabilities	4,283	18,800

Total liabilities	2,025,644	2,050,079

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued at June 30, 2011, and December 31, 2010	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued 18,846,122 and 18,822,556 shares outstanding at June 30, 2011 and December 31, 2010, respectively	336	336
Additional paid-in capital	261,060	260,739
Retained earnings	180,530	174,677
Accumulated other comprehensive loss	(44)	(5,560)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,339)	(4,484)
Treasury stock, 14,720,650 and 14,744,216 shares at June 30, 2011 and December 31, 2010, respectively	(224,176)	(224,457)
Common stock acquired by Deferred Compensation Plan	(914)	(946)
Deferred Compensation Plan Liability	914	946

Total stockholders’ equity	213,367	201,251

Total liabilities and stockholders’ equity	$2,239,011	$2,251,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest income:
Loans	$21,024	$22,226	$42,188	$44,209
Mortgage-backed securities	2,667	3,185	5,230	5,947
Investment securities and other	546	396	1,110	726

Total interest income	24,237	25,807	48,528	50,882

Interest expense:
Deposits	2,693	3,480	5,602	6,911
Borrowed funds	1,899	2,630	3,944	5,305

Total interest expense	4,592	6,110	9,546	12,216

Net interest income	19,645	19,697	38,982	38,666
Provision for loan losses	2,200	2,200	3,900	4,400

Net interest income after provision for loan losses	17,445	17,497	35,082	34,266

Other income:
Loan servicing income	100	113	196	159
Fees and service charges	2,938	2,801	5,660	5,358
Net gain on sales of loans available for sale	609	502	1,368	1,005
Net loss from other real estate operations	(36)	(28)	(402)	(364)
Income from Bank Owned Life Insurance	284	208	531	404
Other	2	2	3	4

Total other income	3,897	3,598	7,356	6,566

Operating expenses:
Compensation and employee benefits	7,114	7,051	14,156	13,581
Occupancy	1,305	1,328	2,499	2,792
Equipment	644	537	1,291	1,012
Marketing	420	523	756	827
Federal deposit insurance	723	686	1,464	1,320
Data processing	904	833	1,786	1,662
Legal	171	267	427	563
Check card processing	284	309	604	626
Accounting and audit	173	179	313	322
Other operating expense	1,647	1,547	3,216	3,256

Total operating expenses	13,385	13,260	26,512	25,961

Income before provision for income taxes	7,957	7,835	15,926	14,871
Provision for income taxes	2,854	2,884	5,717	5,515

Net income	$5,103	$4,951	$10,209	$9,356

Basic earnings per share	$0.28	$0.27	$0.56	$0.52

Diluted earnings per share	$0.28	$0.27	$0.56	$0.51

Average basic shares outstanding	18,181	18,135	18,172	18,133

Average diluted shares outstanding	18,231	18,183	18,221	18,182

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2009	$—	$336	$260,130	$163,063	$(10,753)	$(4,776)	$(224,464)	$(986)	$986	$183,536

Comprehensive income:
Net income	—	—	—	9,356	—	—	—	—	—	9,356
Other comprehensive income:
Unrealized gain on securities (net of tax expense $4,144)	—	—	—	—	6,156	—	—	—	—	6,156

Total comprehensive income										15,512

Expenses of common stock offering	—		(109)	—	—	—	—	—	—	(109)
Tax expense of stock plans	—	—	(23)	—	—	—	—	—	—	(23)
Stock awards	—	—	515	—	—	—	—	—	—	515
Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Allocation of ESOP stock	—	—	56	—	—	146	—	—	—	202
Cash dividend - $0.24 per share		—	—	(4,381)	—	—	—	—	—	(4,381)
Exercise of stock options	—	—	—	—	—	—	7	—	—	7
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	39	(39)	—

Balance at June 30, 2010	$—	$336	$260,138	$168,038	$(4,597)	$(4,630)	$(224,457)	$(947)	$947	$194,828

Balance at December 31, 2010	$—	$336	$260,739	$174,677	$(5,560)	$(4,484)	$(224,457)	$(946)	$946	$201,251

Comprehensive income:
Net income	—	—	—	10,209	—	—	—	—	—	10,209
Other comprehensive income:
Unrealized gain on securities (net of tax expense $3,809)	—	—	—	—	5,516	—	—	—	—	5,516

Total comprehensive income										15,725

Tax expense of stock plans	—	—	(7)	—	—	—	—	—	—	(7)
Stock awards	—	—	522	—	—	—	—	—	—	522
Treasury stock allocated to restricted stock plan	—	—	(280)	37	—	—	243	—	—	—
Allocation of ESOP stock	—	—	86	—	—	145	—	—	—	231
Cash dividend $0.24 per share	—	—	—	(4,393)	—	—	—	—	—	(4,393)
Exercise of stock options	—	—	—	—	—	—	38	—	—	38
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	32	(32)	—

Balance at June 30, 2011	$—	$336	$261,060	$180,530	$(44)	$(4,339)	$(224,176)	$(914)	$914	$213,367

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$10,209	$9,356

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,216	1,065
Allocation of ESOP stock	231	202
Stock awards	522	515
Amortization of servicing asset	956	1,006
Net premium amortization in excess of discount accretion on securities	1,050	672
Net amortization of deferred costs and discounts on loans	422	432
Provision for loan losses	3,900	4,400
Net loss (gain) on sale of real estate owned	140	(29)
Net gain on sales of loans	(1,368)	(1,005)
Proceeds from sales of mortgage loans held for sale	67,410	50,872
Mortgage loans originated for sale	(64,177)	(47,441)
Increase in value of Bank Owned Life Insurance	(531)	(404)
Increase in interest and dividends receivable	(223)	(890)
Increase in other assets	(478)	(173)
Decrease in other liabilities	(14,517)	(2,401)

Total adjustments	(5,447)	6,821

Net cash provided by operating activities	4,762	16,177

Cash flows from investing activities:
Net decrease (increase) in loans receivable	36,592	(43,689)
Proceeds from maturity or sale of investment securities available for sale	—	303
Purchase of investment securities available for sale	(35,164)	(323)
Purchase of mortgage-backed securities available for sale	(29,808)	(203,481)
Principal repayments on mortgage-backed securities available for sale	36,494	24,403
Increase in Federal Home Loan Bank of New York stock	(1,351)	(1,970)
Proceeds from sales of real estate owned	1,409	704
Purchases of premises and equipment	(1,175)	(698)

Net cash provided by (used in) investing activities	6,997	(224,751)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	(24,738)	175,773
Increase (decrease) in short-term borrowings	4,835	(29,140)
Proceeds from Federal Home Loan Bank advances	55,000	119,000
Repayments of Federal Home Loan Bank advances	(46,000)	(45,000)
Increase in advances by borrowers for taxes and insurance	985	814
Exercise of stock options	38	7
Dividends paid – common stock	(4,393)	(4,381)
Redemption of warrants	—	(431)
Tax expense of stock plans	(7)	(23)
Expenses of common stock offering	—	(109)

Net cash (used in) provided by financing activities	(14,280)	216,510

Net (decrease) increase in cash and due from banks	(2,521)	7,936
Cash and due from banks at beginning of period	31,455	23,016

Cash and due from banks at end of period	$28,934	$30,952

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,756	$12,206
Income taxes	12,662	5,805
Non-cash activities:
Transfer of loans receivable to real estate owned	2,062	669

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for all of 2011. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average shares issued net of Treasury shares	18,845	18,822	18,837	18,822
Less: Unallocated ESOP shares	(519)	(553)	(523)	(558)
Unallocated incentive award shares and shares held by deferred compensation plan	(145)	(134)	(142)	(131)

Average basic shares outstanding	18,181	18,135	18,172	18,133
Add: Effect of dilutive securities:
Stock options	—	—	—	—
Incentive awards and shares held by deferred compensation plan	50	48	49	49

Average diluted shares outstanding	18,231	18,183	18,221	18,182

For the three months ended June 30, 2011 and 2010, antidilutive stock options of 2,089,000 and 1,904,000, respectively, were excluded from earnings per share calculations. For the six months ended June 30, 2011 and 2010 antidilutive stock options of 2,031,000 and 1,840,000, respectively, were excluded from earnings per share calculations.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at June 30, 2011 and December 31, 2010 are as follows (in thousands):

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. agency obligations	$71,244	$583	$—	$71,827
State and municipal obligations	15,467	21	(11)	15,477
Corporate debt securities	55,000	—	(9,496)	45,504
Equity investments	370	—	(63)	307

	$142,081	$604	$(9,570)	$133,115

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. agency obligations	$41,146	$41	$(55)	$41,132
State and municipal obligations	10,690	—	(75)	10,615
Corporate debt securities	55,000	—	(15,144)	39,856
Equity investments	370	—	(55)	315

	$107,206	$41	$(15,329)	$91,918

There were no realized gains or losses on the sale of investment securities available for sale for the three and six months ended June 30, 2011 or June 30, 2010.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at June 30, 2011 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2011, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $45.5 million, respectively, were callable prior to the maturity date.

June 30, 2011	Amortized Cost	Estimated Market Value
Less than one year	$10,749	$10,755
Due after one year through five years	75,962	76,549
Due after five years through ten years	—	—
Due after ten years	55,000	45,504

	$141,711	$132,808

The estimated market value and unrealized loss for investment securities available for sale at June 30, 2011 and December 31, 2010 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2011	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
State and municipal obligations	$2,086	$(11)	$—	$—	$2,086	$(11)
Corporate debt securities	—	—	45,504	(9,496)	45,504	(9,496)
Equity investments	—	—	307	(63)	307	(63)

	$2,086	$(11)	$45,811	$(9,559)	$47,897	$(9,570)

	Less than 12 months		12 months or longer		Total
December 31, 2010	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. agency obligations	$20,742	$(55)	$—	$—	$20,742	$(55)
State and municipal obligations	9,738	(75)	—	—	9,738	(75)
Corporate debt securities	—	—	39,856	(15,144)	39,856	(15,144)
Equity investments	104	(16)	211	(39)	315	(55)

	$30,584	$(146)	$40,067	$(15,183)	$70,651	$(15,329)

At June 30, 2011, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$12,155	Baa3/BB+
Chase Capital	10,000	8,224	A2/BBB+
Wells Fargo Capital	5,000	4,304	A3/A-
Huntington Capital	5,000	4,034	Ba1/BB-
Keycorp Capital	5,000	4,208	Baa3/BB
PNC Capital	5,000	4,382	Baa2/BBB
State Street Capital	5,000	4,316	A3/BBB+
SunTrust Capital	5,000	3,881	Baa3/BB

	$55,000	$45,504

At June 30, 2011, the market value of each corporate debt security was below cost. However, the estimated market value of the corporate debt securities portfolio increased over prior periods. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A2 to a low of BB- as rated by one of the internationally recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over the London Interbank Offered Rate (“LIBOR”). Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at June 30, 2011. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

Capital markets in general and the market for these corporate securities in particular have been disrupted since the second half of 2007. In its analysis, the Company considered that the severity and duration of unrecognized losses was at least partly due to the illiquidity caused by market disruptions. Since that time, markets have stabilized partly due to steps taken by the U.S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation and foreign central banks to restore liquidity and confidence in the capital markets. Each of these issuers has been able to raise capital in recent years and the fair values of these securities have increased.

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio, the capital position of the issuers, the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at June 30, 2011.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at June 30, 2011 and December 31, 2010 are as follows (in thousands):

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$25,847	$610	$(15)	$26,442
FNMA	300,989	8,125	(2)	309,112
GNMA	1,003	174	—	1,177

	$327,839	$8,909	$(17)	$336,731

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$19,225	$386	$(13)	$19,598
FNMA	315,024	5,344	—	320,368
GNMA	1,037	172	—	1,209

	$335,286	$5,902	$(13)	$341,175

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three and six months ended June 30, 2011 and 2010.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at June 30, 2011 and December 31, 2010, segregated by the duration of the unrealized loss are as follows (in thousands).

	Less than 12 months		12 months or longer		Total
June 30, 2011	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$5,362	$(15)	$—	$—	$5,362	$(15)
FNMA	179	(2)	—	—	179	(2)

	$5,541	$(17)	$—	$—	$5,541	$(17)

	Less than 12 months		12 months or longer		Total
December 31, 2010	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$4,982	$(13)	$—	$—	$4,982	$(13)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally-recognized credit rating services. On July 13, 2011, Moody’s Investors Service (“Moody’s”) placed the Aaa ratings of FHLMC and FNMA on review for possible downgrade in conjunction with its ratings review of the government of the United States. Standard & Poor’s (“S&P’s”) took similar action on July 14, 2011. On August 2, 2011, Moody’s confirmed the Aaa rating of the United States with a negative outlook. Moody’s also confirmed the Aaa ratings of FHLMC and FNMA. S&P’s lowered the credit rating of the United States to AA+ on August 5, 2011 and lowered the ratings of FHLMC and FNMA to AA+ on August 8, 2011. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on these available for sale securities were only temporarily impaired at June 30, 2011.

Note 5. Loans Receivable, Net

Loans receivable, net at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Real estate:
One-to-four family	$917,845	$955,063
Commercial real estate, multi family and land	461,951	435,127
Construction	9,037	13,748
Consumer	198,943	205,725
Commercial	52,913	76,692

Total loans	1,640,689	1,686,355
Loans in process	(1,839)	(4,055)
Deferred origination costs, net	4,729	4,862
Allowance for loan losses	(21,454)	(19,700)

Total loans, net	1,622,125	1,667,462
Less: Mortgage loans held for sale	4,313	6,674

Loans receivable, net	$1,617,812	$1,660,788

An analysis of the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$20,430	$15,632	$19,700	$14,723
Provision charged to operations	2,200	2,200	3,900	4,400
Charge-offs	(1,186)	(708)	(2,162)	(2,089)
Recoveries	10	22	16	112

Balance at end of period	$21,454	$17,146	$21,454	$17,146

The following table presents an analysis of the allowance for loan losses for the three and six months ended June 30, 2011 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the three months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$5,854	$7,482	$3,389	$1,099	$2,606	$20,430
Provision (benefit) charged to operations	787	726	916	(157)	(72)	2,200
Charge-offs	(179)	(979)	(28)	—	—	(1,186)
Recoveries	7	—	—	3	—	10

Balance at end of period	$6,469	$7,229	$4,277	$945	$2,534	$21,454

For the six months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$5,977	$6,837	$3,264	$962	$2,660	$19,700
Provision (benefit) charged to operations	936	1,909	1,062	119	(126)	3,900
Charge-offs	(455)	(1,517)	(50)	(140)	—	(2,162)
Recoveries	11	—	1	4	—	16

Balance at end of period	$6,469	$7,229	$4,277	$945	$2,534	$21,454

Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$925	$—	$—	$—	$925
Collectively evaluated for impairment	6,469	6,304	4,277	945	2,534	20,529

Total ending allowance balance	$6,469	$7,229	$4,277	$945	$2,534	$21,454

Loans:
Loans individually evaluated for impairment	$—	$10,152	$—	$302	$—	$10,454
Loans collectively evaluated for impairment	922,569	451,799	198,943	52,611	—	1,625,922

Total ending loan balance	$922,569	$461,951	$198,943	$52,913	$—	$1,636,376

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$1,988	$—	$—	$—	$1,988
Collectively evaluated for impairment	5,977	4,849	3,264	962	2,660	17,712

Total ending allowance balance	$5,977	$6,837	$3,264	$962	$2,660	$19,700

Loans:
Loans individually evaluated for impairment	$—	$4,673	$—	$—	$—	$4,673
Loans collectively evaluated for impairment	962,137	430,454	205,725	76,692	—	1,675,008

Total ending loan balance	$962,137	$435,127	$205,725	$76,692	$—	$1,679,681

A summary of impaired loans at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010
Impaired loans with no allocated allowance for loan losses	$4,004	$—
Impaired loans with allocated allowance for loan losses	6,450	4,673

	$10,454	$4,673

Amount of the allowance for loan losses allocated	$925	$1,988

The summary of loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2011 and as of June 30, 2011 and December 31, 2010 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
Three months ended June 30, 2011
With no related allowance recorded:
Commercial real estate:
Commercial	$3,702	$3,702	$—	$2,368	$—
Construction and land	—	—	—	—	—
Commercial	302	302	—	101	—

	$4,004	$4,004	$—	$2,469	$—

With an allowance recorded:
Commercial real estate:
Commercial	$6,450	$6,450	$925	$3,336	$—
Construction and land	—	—	—	856	—
Commercial	—	—	—	—	—

	$6,450	$6,450	$925	$4,192	$—

Six months ended June 30, 2011
With no related allowance recorded:
Commercial real estate:
Commercial	$3,702	$3,702	$—	$1,184	$—
Construction and land	—	—	—	—	—
Commercial	302	302	—	50	—

	$4,004	$4,004	$—	$1,234	$—

With an allowance recorded:
Commercial real estate:
Commercial	$6,450	$6,450	$925	$2,493	$—
Construction and land	—	—	—	1,712	—
Commercial	—	—	—	—	—

	$6,450	$6,450	$925	$4,205	$—

December 31, 2010
With no related allowance recorded:
Commercial real estate:
Commercial	$—	$—	$—
Construction and land	—	—	—
Commercial	—	—	—

	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Commercial	$2,104	$2,104	$988
Construction and land	2,569	2,569	1,000
Commercial	—	—	—

	$4,673	$4,673	$1,988

The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

	Recorded Investment in Non-accrual Loans
	June 30, 2011	December 31, 2010
Residential real estate:
Originated by Bank	$26,657	$22,707
Originated by Columbia	4,364	3,870
Residential construction	68	368
Commercial real estate:
Commercial	10,436	3,280
Construction and land	—	2,569
Consumer	4,769	4,626
Commercial	420	117

	$46,714	$37,537

As used in these footnotes, the residential real estate originated by the Bank includes purchased loans which were originated under the Bank’s underwriting guidelines.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2011
Residential real estate:
Originated by Bank	$11,057	$2,150	$25,223	$38,430	$869,045	$907,475
Originated by Columbia	343	78	4,052	4,473	1,584	6,057
Residential construction	—	—	68	68	8,969	9,037
Commercial real estate:
Commercial	1,395	—	10,436	11,831	434,669	446,500
Construction and land	—	—	—	—	15,451	15,451
Consumer	963	458	4,273	5,694	193,249	198,943
Commercial	—	—	420	420	52,493	52,913

	$13,758	$2,686	$44,472	$60,916	$1,575,460	$1,636,376

December 31, 2010
Residential real estate:
Originated by Bank	$9,232	$1,958	$20,971	$32,161	$909,436	$941,597
Originated by Columbia	953	1,532	3,240	5,725	1,067	6,792
Residential construction	—	—	368	368	13,380	13,748
Commercial real estate:
Commercial	870	—	2,611	3,481	406,549	410,030
Construction and land	—	—	2,569	2,569	22,528	25,097
Consumer	2,036	241	4,093	6,370	199,355	205,725
Commercial	—	—	117	117	76,575	76,692

	$13,091	$3,731	$33,969	$50,791	$1,628,890	$1,679,681

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011
Commercial real estate:
Commercial	$412,728	$8,926	$24,846	$—	$446,500
Construction and land	15,451	—	—	—	15,451
Commercial	50,091	2,497	325	—	52,913

	$478,270	$11,423	$25,171	$—	$514,864

December 31, 2010
Commercial real estate:
Commercial	$376,902	$10,856	$22,272	$—	$410,030
Construction and land	22,528	—	1,100	1,469	25,097
Commercial	71,797	1,974	2,921	—	76,692

	$471,227	$12,830	$26,293	$1,469	$511,819

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by Columbia	Residential Construction	Consumer
June 30, 2011
Performing	$880,818	$1,693	$8,969	$194,174
Non-performing	26,657	4,364	68	4,769

	$907,475	$6,057	$9,037	$198,943

December 31, 2010
Performing	$918,890	$2,922	$13,380	$201,099
Non-performing	22,707	3,870	368	4,626

	$941,597	$6,792	$13,748	$205,725

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications typically include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at June 30, 2011 and December 31, 2010 were $6,049,000 and $3,318,000, respectively, of troubled debt restructurings. At June 30, 2011 and December 31, 2010 the Company has allocated $993,000 and $569,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are returned to accrual status after six months of performance. Loans classified as a troubled debt restructuring and still accruing at June 30, 2011 and December 31, 2010 were $15,053,000 and $12,529,000, respectively. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2011 and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2011 (in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2011
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	5	$956	$956
Originated by Columbia	2	289	289
Residential construction	—	—	—
Commercial real estate:
Commercial	—	—	—
Construction and land	—	—	—
Consumer	2	276	276
Commercial	—	—	—

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	—	$—
Originated by Columbia	3	1,534
Residential Construction	—	—
Commercial real estate:
Commercial	1	49
Construction and land	—	—
Consumer	—	—
Commercial	—	—

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2011
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	8	$1,838	$1,838
Originated by Columbia	6	1,755	1,755
Residential construction	—	—	—
Commercial real estate:
Commercial	2	1,540	1,540
Construction and land	—	—	—
Consumer	2	276	276
Commercial	—	—	—

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	—	$—
Originated by Columbia	4	1,719
Residential Construction	—	—
Commercial real estate:
Commercial	1	49
Construction and land	—	—
Consumer	—	—
Commercial	—	—

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$809	$819	$809	$819
Recoveries	—	—	—	—
Loss on loans repurchased	—	(10)	—	(10)

Balance at end of period	$809	$809	$809	$809

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At June 30, 2011, there was one outstanding loan repurchase request on a loan with a total principal balance of $180,000, which the Company is contesting. There are also seven claims from one loan investor totaling $2.8 million that the Company believes are covered by a settlement agreement and release between Columbia and the loan investor executed in August 2007. The Company has vigorously contested these claims and believes there are valid defenses, including the settlement and release agreement.

Note 7. Deposits

The major types of deposits at June 30, 2011 and December 31, 2010 were as follows (in thousands):

Type of Account	June 30, 2011	December 31, 2010
Non-interest-bearing	$143,874	$126,429
Interest-bearing checking	892,113	920,324
Money market deposit	117,519	108,421
Savings	223,379	223,650
Time deposits	262,345	285,144

Total deposits	$1,639,230	$1,663,968

Note 8. Recent Accounting Pronouncements

Accounting Standards Update No. 2011-05, “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-04, “Fair Value Measurement, Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). The amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of this Accounting Standard Update is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”, amends Topic 860 (Transfers and Servicing) where an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based on whether or not the transferor has maintained effective control. In the assessment of effective control, Accounting Standard Update 2011-03 has removed the criteria that requires transferors to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control have not been changed. This guidance is effective for prospective periods beginning on or after December 15, 2011. Early adoption is prohibited. The adoption of this Accounting Standard Update is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-02 amends Topic 310 and clarifies the guidance on a creditor’s evaluation of whether it has granted a concession, and whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the information which was deferred by Accounting Standards Update No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring” in Update NO. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The adoption of this Accounting Standard Update did not result in a material change to the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-20, amends ASC 310 (Receivables) to require significant new disclosures about the credit quality of financial receivables/loans and the allowance for credit losses. The objective of the new disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables, and (2) the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance (either by portfolio segment or by class of financing receivables). The required disclosures include, among other things, a rollforward of the allowance for credit losses by portfolio segment, as well as information about credit quality indicators and modified, impaired, non-accrual and past due loans. The disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) will be required in all interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Company). Disclosures of activity that occurs during a reporting period (e.g., loan modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010 (January 1, 2011 for the Company).

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

Note 9. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
June 30, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items measured on a recurring basis:
Investment securities available for sale:
U.S. agency obligations	$71,827	$71,827	$—	$—
State and municipal obligations	15,477	—	15,477	—
Corporate debt securities	45,504	—	45,504	—
Equity investments	307	307	—	—
Mortgage-backed securities available for sale	336,731	—	336,731	—
Items measured on a non-recurring basis:
Real estate owned	2,142	—	—	2,142
Loans measured for impairment based on the fair value of the underlying collateral	6,450	—	—	6,450

		Fair Value Measurements at Reporting Date Using:
December 31, 2010	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items measured on a recurring basis:
Investment securities available for sale:
U.S. agency obligations	$41,132	$41,132	$—	$—
State and municipal obligations	10,615	—	10,615	—
Corporate debt securities	39,856	—	39,856	—
Equity investments	315	315	—	—
Mortgage-backed securities available for sale	341,175	—	341,175	—
Items measured on a non-recurring basis:
Real estate owned	2,295	—	—	2,295
Loans measured for impairment based on the fair value of the underlying collateral	4,673	—	—	4,673

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

The estimated fair values of the Bank’s significant financial instruments as of June 30, 2011 and December 31, 2010 are presented in the following tables (in thousands):

	June 30, 2011
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$28,934	$28,934
Investment securities available for sale	133,115	133,115
Mortgage-backed securities available for sale	336,731	336,731
Federal Home Loan Bank of New York stock	18,279	18,279
Loans receivable and mortgage loans held for sale	1,622,125	1,645,426
Financial Liabilities:
Deposits	1,639,230	1,645,587
Borrowed funds	374,199	380,000

	December 31, 2010
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$31,455	$31,455
Investment securities available for sale	91,918	91,918
Mortgage-backed securities available for sale	341,175	341,175
Federal Home Loan Bank of New York stock	16,928	16,928
Loans receivable and mortgage loans held for sale	1,667,462	1,675,805
Financial Liabilities:
Deposits	1,663,968	1,668,007
Borrowed funds	360,364	364,657

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

Item 1A. Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2010 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2010 except as described below.

The Dodd-Frank Act directed the Board of Governors of the Federal Reserve System (“FRB”) to issue rules to limit debit-card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. On June 29, 2011, the FRB issued a final rule which would cap an issuer’s debit-card interchange base fee at twenty-one cents ($0.21) per transaction and allow an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Bank’s average interchange fee per transaction is forty cents ($0.40). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from this rule, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the six months ended June 30, 2011, the Bank’s revenues from interchange fees were $950,000. The rules are effective October  1, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Removed and Reserved

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp. Registrant

DATE: August 9, 2011	/s/ JOHN R. GARBARINO
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: August 9, 2011	/s/ MICHAEL J. FITZPATRICK
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer