Form 10-Q
period 2011-09-30
OCEANFIRST FINANCIAL CORP
filed 2011-11-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of November 4, 2011, there were 18,846,722 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	September 30, 2011	December 31, 2010	September 30, 2010

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,281,792	$2,251,330	$2,225,378
Loans receivable, net	1,588,115	1,660,788	1,665,997
Deposits	1,687,906	1,663,968	1,623,516
Stockholders’ equity	215,897	201,251	199,429

SELECTED OPERATING DATA:

Net interest income	19,072	18,880	19,568
Provision for loan losses	1,850	2,000	1,600
Other income	3,731	4,527	4,219
Operating expenses	13,131	13,926	13,760
Net income	5,074	5,784	5,238
Diluted earnings per share	0.28	0.32	0.29

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	11.46	10.69	10.59
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.46%	8.94%	8.96%
Return on average assets (1)	0.89	1.02	0.94
Return on average stockholders’ equity (1)	9.48	11.54	10.71
Average interest rate spread	3.45	3.39	3.58
Net interest margin	3.55	3.52	3.73
Operating expenses to average assets (1)	2.31	2.46	2.48
Efficiency ratio	57.58	59.50	57.85

ASSET QUALITY:

Non-performing loans	$48,398	$37,537	$33,772
Non-performing assets	49,591	39,832	36,014
Non-performing loans as a percent of total loans receivable	3.00%	2.23%	2.00%
Non-performing assets as a percent of total assets	2.17	1.77	1.62
Allowance for loan losses as a percent of total loans receivable	1.42	1.17	1.10
Allowance for loan losses as a percent of total non-performing loans	47.33	52.48	55.05

(1)	Ratios are annualized

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

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. In 2011, the Company’s net interest margin has contracted as compared to prior year periods. High loan refinance volume has caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix has shifted as higher-yielding loans have decreased due to weak demand, prepayments and loan sales while lower-yielding interest-earning deposits and securities have increased. In addition to the interest rate environment, the Company is dependent upon national and local economic conditions. The overall economy remains weak with continued high unemployment coupled with concern surrounding the housing market. These conditions have had an adverse impact on the Company’s results of operations.

Highlights of the Company’s financial results for the three and nine months ended September 30, 2011 were as follows:

Total assets increased to $2.282 billion at September 30, 2011, from $2.251 billion at December 31, 2010. Loans receivable, net decreased $72.7 million, or 4.4%, at September 30, 2011, as compared to December 31, 2010 primarily due to sales and prepayments of one-to-four family loans and weak loan demand. Investment securities available for sale increased by $65.1 million, or 70.8%, to $157.0 million at September 30, 2011, from $91.9 million at December 31, 2010.

Deposits increased by $23.9 million, or 1.4%, at September 30, 2011, as compared to December 31, 2010. An increase of $34.1 million in core deposits (i.e. all deposits excluding time deposits) was partly offset by a decline in time deposits, which decreased $10.2 million. At September 30, 2011, core deposits, a key focus for the Company, represented 83.7% of total deposits.

Diluted earnings per share decreased to $0.28 for the quarter ended September 30, 2011, from $0.29 for the corresponding prior year quarter. For the nine months ended September 30, 2011 diluted earnings per share increased 5.0%, to $0.84, as compared to $0.80 for the corresponding prior year period.

The provision for loan losses was $1.9 million and $5.8 million, respectively, for the three and nine months ended September 30, 2011, as compared to $1.6 million and $6.0 million, respectively, for the corresponding prior year periods. The provision for loan losses exceeded net loan charge-offs of $399,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2011. The Company’s non-performing loans totaled $48.4 million at September 30, 2011, an increase from $37.5 million at December 31, 2010 primarily due to the second quarter addition of one large commercial real estate relationship and an increase in non-performing one-to-four family loans. For the quarter ended September 30, 2011, non-performing loans increased $1.7 million as compared to the prior linked quarter.

The Company remains well-capitalized with a tangible common equity ratio of 9.46%. Return on average stockholders’ equity was 9.48% and 9.81%, respectively, for the three and nine months ended September 30, 2011, as compared to 10.71% and 10.30%, respectively, for the corresponding prior year periods as the Company continued to build equity.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2011 and 2010. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	$2,262,350	$2,262,350	$2,262,350	$2,262,350	$2,262,350	$2,262,350
	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2011			2010
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$43,922	$21	0.19%	$6,300	$4	0.25%
Investment securities (1)	151,642	363	0.96	59,692	156	1.05
FHLB stock	18,233	202	4.43	17,869	278	6.22
Mortgage-backed securities (1)	328,830	2,500	3.04	344,579	2,976	3.45
Loans receivable, net (2)	1,603,735	20,357	5.08	1,670,590	22,314	5.34

Total interest-earning assets	2,146,362	23,443	4.37	2,099,030	25,728	4.90

Non-interest-earning assets	122,660			118,312

Total assets	$2,269,022			$2,217,342

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,253,509	1,289	0.41	$1,180,155	2,365	0.80
Time deposits	270,261	1,213	1.80	296,579	1,416	1.91

Total	1,523,770	2,502	0.66	1,476,734	3,781	1.02
Borrowed funds	366,813	1,869	2.04	391,169	2,379	2.43

Total interest-bearing liabilities	1,890,583	4,371	0.92	1,867,903	6,160	1.32

Non-interest-bearing deposits	152,030			137,595
Non-interest-bearing liabilities	12,224			16,253

Total liabilities	2,054,837			2,021,751
Stockholders’ equity	214,185			195,591

Total liabilities and stockholders’ equity	$2,269,022			$2,217,342

Net interest income		$19,072			$19,568

Net interest rate spread (3)			3.45%			3.58%

Net interest margin (4)			3.55%			3.73%

	$2,262,350	$2,262,350	$2,262,350	$2,262,350	$2,262,350	$2,262,350
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011			2010
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term Investments	$27,027	$45	0.22%	$2,685	$5	0.25%
Investment securities (1)	139,734	1,004	0.96	57,226	423	0.99
FHLB stock	17,930	647	4.81	22,091	736	4.44
Mortgage-backed securities (1)	333,607	7,730	3.09	337,515	8,923	3.52
Loans receivable, net (2)	1,626,568	62,546	5.13	1,648,991	66,524	5.38

Total interest-earning assets	2,144,866	71,972	4.47	2,068,508	76,611	4.94

Non-interest-earning assets	117,484			111,795

Total assets	$2,262,350			$2,180,303

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,255,228	4,457	0.47	$1,059,780	6,412	0.81
Time deposits	272,197	3,647	1.79	302,627	4,281	1.89

Total	1,527,425	8,104	0.71	1,362,407	10,693	1.05
Borrowed funds	371,631	5,813	2.09	485,731	7,683	2.11

Total interest-bearing liabilities	1,899,056	13,917	0.98	1,848,138	18,376	1.33

Non-interest-bearing deposits	140,655			125,953
Non-interest-bearing liabilities	15,015			17,208

Total liabilities	2,054,726			1,991,299
Stockholders’ equity	207,624			189,004

Total liabilities and stockholders’ equity	$2,262,350			$2,180,303

Net interest income		$58,055			$58,235

Net interest rate spread (3)			3.49%			3.61%

Net interest margin (4)			3.61%			3.75%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets at September 30, 2011 were $2.282 billion, an increase of $30.5 million, or 1.4%, compared to $2.251 billion at December 31, 2010.

Cash and due from banks increased by $39.0 million, to $70.5 million at September 30, 2011, as compared to $31.5 million at December 31, 2010. Investment securities available for sale increased $65.1 million, or 70.8%, to $157.0 million at September 30, 2011, as compared to $91.9 million at December 31, 2010, due to purchases of government agency securities. The increases in cash and due from banks and investment securities available for sale was attributable to the reduction in loans and the increase in deposits as described below.

Loans receivable, net decreased by $72.7 million, or 4.4%, to a balance of $1.588 billion at September 30, 2011, as compared to a balance of $1.661 billion at December 31, 2010, primarily due to sales and prepayments of one-to-four family loans and limited loan origination volume.

Total deposits increased $23.9 million, or 1.4%, to $1.688 billion at September 30, 2011, from $1.664 billion at December 31, 2010. An increase of $34.1 million in core deposits (i.e. all deposits excluding time deposits) was partly offset by a decline in time deposits.

Stockholders’ equity at September 30, 2011 increased by 7.3%, to $215.9 million, as compared to $201.3 million at December 31, 2010, primarily due to net income and a reduction in accumulated other comprehensive loss partly offset by the cash dividend on common stock.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and September 30, 2010

General

Net income for the three months ended September 30, 2011 decreased to $5.1 million, as compared to net income of $5.2 million for the corresponding prior year period. On a per share basis, diluted earnings per share decreased to $0.28 for the three months ended September 30, 2011, as compared to $0.29 for the corresponding prior year period. Net income for the nine months ended September 30, 2011 increased to $15.3 million, as compared to net income of $14.6 million for the corresponding prior year period. Diluted earnings per share increased 5.0%, to $0.84 for the nine months ended September 30, 2011, as compared to $0.80 for the corresponding prior year period.

Interest Income

Interest income for the three and nine months ended September 30, 2011 was $23.4 million and $72.0 million, respectively, as compared to $25.7 million and $76.6 million, respectively, for the three and nine months ended September 30, 2010. The yield on interest-earning assets declined to 4.37% and 4.47%, respectively, for the three and nine months ended September 30, 2011, as compared to 4.90% and 4.94%, respectively, for the same prior year periods. This decline was due to high loan refinance volume, which caused yields on loans and mortgage-backed securities to trend downward. Average interest-earning assets increased by $47.3 million, or 2.3%, and $76.4 million, or 3.7%, respectively, for the three and nine months ended September 30, 2011, as compared to the same prior year periods. The increase in average interest-earning assets was centered in an increase in average investment securities of $92.0 million and $82.5 million, respectively, for the three and nine months ended September 30, 2011 as compared to the same prior year periods and an increase in average interest-earning deposits and short-term investments of $37.6 million and $24.3 million, respectively.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 was $4.4 million and $13.9 million, respectively, compared to $6.2 million and $18.4 million, respectively, for the three and nine months ended September 30, 2010. The cost of interest-bearing liabilities decreased to 0.92% and 0.98%, respectively, for the three and nine months ended September 30, 2011 as compared to 1.32% and 1.33%, respectively, in the same prior year periods. Average interest-bearing liabilities increased by $22.7 million and $50.9 million, respectively, for the three and nine months ended September 30, 2011, as compared to the same prior year periods. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $47.0 million and $165.0 million, respectively, for the three and nine months ended September 30, 2011, partly offset by a decrease in average borrowed funds of $24.4 million and $114.1 million, respectively.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2011 was $19.1 million and $58.1 million, respectively, as compared to $19.6 million and $58.2 million, respectively, in the same prior year periods, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.55% and 3.61%, respectively, for the three and nine months ended September 30, 2011 from 3.73% and 3.75%, respectively, in the same prior year periods due to increased average deposits which were invested into interest-earning deposits and investment securities.

Provision for Loan Losses

For the three and nine months ended September 30, 2011, the provision for loan losses was $1.9 million and $5.8 million, respectively, as compared to $1.6 million and $6.0 million, respectively, for the corresponding prior year periods. Non-performing loans increased $10.9 million, to $48.4 million at September 30, 2011 from $37.5 million at December 31, 2010. The increase is primarily due to the second quarter addition of a $5.7 million loan relationship secured by commercial real estate. An appraisal performed in May 2011 values the real estate collateral at $7.9 million, net of delinquent real estate taxes. Most of the remaining increase in non-performing loans is related to an increase in non-performing one-to-four family loans of $6.1 million. Net charge-offs for the three and nine months ended September 30, 2011 increased to $399,000 and $2.5 million, respectively, as compared to $153,000 and $2.1 million, respectively, for the same prior year periods. Loans receivable, net decreased by $72.7 million at September 30, 2011 as compared to December 31, 2010.

Other Income

Other income decreased to $3.7 million for the three months ended September 30, 2011, as compared to $4.2 million in the same prior year period. For the nine months ended September 30, 2011, other income increased to $11.1 million as compared to $10.8 million in the same prior year period. The decrease for the three months ended September 30, 2011 as compared to the same prior year period is primarily due to a decrease in the net gain on the sale of loans of $513,000 due to a decrease in the volume of loans sold. Additionally during the three months ended September 30, 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000. For the nine months ended September 30, 2011, the impairment loss of $148,000 was offset by a net increase in fees and service charges of $390,000.

Operating Expenses

Operating expenses decreased by 4.6%, to $13.1 million, and 0.2%, to $39.6 million, respectively, for the three and nine months ended September 30, 2011, as compared to $13.8 million and $39.7 million, respectively, for the corresponding prior year periods. The decrease for the three months ended September 30, 2011 as compared to the corresponding prior year period was primarily due to lower compensation and employee benefit costs, which decreased by $189,000, or 2.6%, to $7.1 million mainly due to lower incentive plan expense and lower Federal deposit insurance which decreased by $100,000 due to a lower assessment rate and a change in the assessment methodology from deposit-based to a total liability-based assessment. For the nine months ended September 30, 2011, occupancy expense benefited from the negotiated settlement of the remaining office lease obligation at Columbia Home Loans, LLC (“Columbia”), the Company’s mortgage banking subsidiary, which was shuttered in the fourth quarter of 2007.

Provision for Income Taxes

The provision for income taxes was $2.7 million and $8.5 million, respectively, for the three and nine months ended September 30, 2011, as compared to $3.2 million and $8.7 million, respectively, for the same prior year periods. The effective tax rate decreased to 35.1% and 35.6% for the three and nine months ended September 30, 2011, as compared to 37.8% and 37.4%, respectively, in the same prior year periods due to a lower effective state tax rate.

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

At September 30, 2011 and December 31, 2010, the Company had no outstanding overnight borrowings from the FHLB. Periodically, the Company utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings of $266.0 million at September 30, 2011, an increase from $265.0 million at December 31, 2010.

The Company’s cash needs for the nine months ended September 30, 2011 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and deposit growth. The cash was principally utilized for loan originations and the purchase of investment and mortgage-backed securities. The Company’s cash needs for the nine months ended September 30, 2010 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and the repayment of FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2011, outstanding commitments to originate loans totaled $61.3 million; outstanding unused lines of credit totaled $217.1 million; and outstanding commitments to sell loans totaled $29.5 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $175.1 million at September 30, 2011. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

Cash dividends on common stock declared and paid by OceanFirst Financial Corp. during the first nine months of 2011 were $6.6 million, unchanged as compared to the same prior year period. On October 19, 2011, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on November 10, 2011 to stockholders of record at the close of business on October 31, 2011.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the first nine months of 2011, OceanFirst Financial Corp. received dividend payments of $8.4 million from OceanFirst Bank. OceanFirst Financial Corp.’s ability to continue to pay dividends will be partly dependent upon capital distributions from OceanFirst Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to OceanFirst Financial Corp. At September 30, 2011, OceanFirst Financial Corp. held $20.9 million in cash and $222,000 in investment securities available for sale.

As of September 30, 2011, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible capital	$215,253	9.40%	$34,364	1.50%
Core capital	215,253	9.40	91,638	4.00
Tier 1 risk-based capital	215,253	15.06	57,162	4.00
Total risk-based capital	230,486	16.13	114,324	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

At September 30, 2011, the Company maintained tangible common equity of $215.9 million, for a tangible common equity to assets ratio of 9.46%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $29.5 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2011 (in thousands):

Contractual Obligations	Total	Less than One year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$365,245	$112,745	$116,000	$114,000	$22,500
Commitments to Originate Loans	61,254	61,254	—	—	—
Commitments to Fund Unused Lines of Credit	217,105	217,105	—	—	—

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

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$32,649	$26,577
Commercial real estate	9,660	5,849
Construction	71	368
Consumer	5,245	4,626
Commercial	773	117

Total non-performing loans	48,398	37,537
REO, net	1,193	2,295

Total non-performing assets	$49,591	$39,832

Delinquent loans 30-89 days	$11,374	$14,421

Allowance for loan losses as a percent of total loans receivable	1.42%	1.17%
Allowance for loan losses as percent of total non-performing loans	47.33	52.48
Non-performing loans as a percent of total loans receivable	3.00	2.23
Non-performing assets as a percent of total assets	2.17	1.77

Included in the non-performing loan total at September 30, 2011 was $9.5 million of troubled debt restructured loans, as compared to $3.3 million of troubled debt restructured loans at December 31, 2010. The increase in non-performing loans is primarily due to the second quarter addition of one large loan relationship secured by commercial real estate with an outstanding balance of $5.7 million. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. An appraisal performed in May 2011 values the real estate collateral at $7.9 million net of delinquent real estate taxes. Non-performing loans are concentrated in one-to-four family loans which comprise 67.5% of the total. At September 30, 2011, the average weighted loan-to-value ratio of non-performing one-to-four family loans was 68.1% using appraisal values at time of origination and 95.0% using updated appraisal values. Appraisals are obtained for all non-performing loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. Included in the allowance for loan losses is a specific allowance for the difference between the Company’s recorded investment in the loan and the fair value of the collateral, less estimated disposal costs. At September 30, 2011, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 57.6% using appraisal values at time of origination. Based upon sales data for the first nine months of 2011 from the Ocean and Monmouth Counties Multiple Listing Service, home values in the Company’s primary market area have declined by approximately 18% from the peak of the market in 2006. Individual home values may move more or less than the average based upon the specific characteristics of the property. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing one-to-four family loan is a loan for $3.5 million which is secured by a first mortgage on a property with an August 2011 appraised value of $3.4 million. After considering costs of disposal and negative escrow, the Company has established a specific allowance for this loan of $652,000. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey. This protracted foreclosure process delays the Company’s ability to resolve non-performing loans through sale of the underlying collateral. A significant portion of non-performing one-to-four family loans were originated by alternative Bank delivery channels which have since been shuttered. Of the non-performing one-to-four family loans at September 30, 2011, 71% were originated by either Columbia, which was shuttered in 2007, or the Kenilworth loan production office which was shuttered in mid-2011.

The Company also classifies loans in accordance with regulatory guidelines. At September 30, 2011, the Company had $12.8 million designated as Special Mention, $62.9 million classified as Substandard and $102,100 classified as Doubtful, as compared to $15.5 million, $60.0 million and $1.5 million, respectively, at December 31, 2010. The largest Special Mention loan relationship at September 30, 2011 is comprised of a commercial mortgage totaling $5.0 million to a real estate management and commercial construction company which is current as to payments, but was criticized due to increased vacancies. The loan is collateralized by commercial real estate. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $8.9 million, which was current as to payments, but criticized due to poor operating results. The loans are collateralized by commercial real estate and other business assets. In addition to loan classifications, the Company classified investment securities with an amortized cost of $30.0 million and a carrying value of $21.3 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services. These securities are all current as to principal and interest payments.

At September 30, 2011, the Bank was holding subprime loans with a gross principal balance of $1.6 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $1.2 million, and ALT-A loans with a gross principal balance of $3.4 million and a carrying value, net of write-downs and lower of cost or market adjustment, of $3.3 million. These loans were all originated by Columbia prior to its shuttering in 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2011, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2011, the Company’s one-year gap was positive 4.13% as compared to positive 0.25% at December 31, 2010.

At September 30, 2011	3 Months Or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$53,399	$—	$—	$—	$—	$53,399
Investment securities	55,514	21,065	76,320	16,738	222	169,859
FHLB stock	—	—	—	—	18,161	18,161
Mortgage-backed securities	60,804	65,974	108,525	51,819	47,687	334,809
Loans receivable (2)	314,442	415,603	464,357	192,879	222,609	1,609,890

Total interest-earning assets	484,159	502,642	649,202	261,436	288,679	2,186,118

Interest-bearing liabilities:
Money market deposit accounts	5,383	16,149	43,064	53,831	—	118,427
Savings accounts	12,001	30,533	81,423	101,802	—	225,759
Interest-bearing checking accounts	455,273	66,901	178,403	223,150	—	923,727
Time deposits	54,645	120,470	44,185	33,938	21,697	274,935
FHLB advances	—	41,000	116,000	109,000	—	266,000
Securities sold under agreements to repurchase	71,745	—	—	—	—	71,745
Other borrowings	22,500	—	—	5,000	—	27,500

Total interest-bearing liabilities	621,547	275,053	463,075	526,721	21,697	1,908,093

Interest sensitivity gap (3)	$(137,388)	$227,589	$186,127	$(265,285)	$266,982	$278,025

Cumulative interest sensitivity gap	$(137,388)	$90,201	$276,328	$11,043	$278,025	$278,025

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(6.28)%	4.13%	12.64%	0.51%	12.72%	12.72%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2011 and December 31, 2010. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2010 Form 10-K.

	September 30, 2011					December 31, 2010
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
200	$230,463	(8.4)%	10.4%	$69,817	(3.3)%	$181,252	(17.4)%	8.4%	$74,887	(5.8)%
100	247,052	(1.8)	10.9	71,530	(0.9)	204,940	(6.6)	9.3	77,519	(2.5)
Static	251,605	—	10.9	72,168	—	219,409	—	9.7	79,495	—
(100)	244,987	(2.6)	10.5	66,380	(8.0)	226,798	3.4	9.9	76,397	(3.9)
(200)	260,769	3.6	11.1	62,372	(13.6)	244,147	11.3	10.6	72,483	(8.8)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$70,457	$31,455
Investment securities available for sale	157,035	91,918
Federal Home Loan Bank of New York stock, at cost	18,161	16,928
Mortgage-backed securities available for sale	346,292	341,175
Loans receivable, net	1,588,115	1,660,788
Mortgage loans held for sale	3,083	6,674
Interest and dividends receivable	6,404	6,446
Real estate owned, net	1,193	2,295
Premises and equipment, net	22,464	22,488
Servicing asset	4,933	5,653
Bank Owned Life Insurance	41,663	40,815
Other assets	21,992	24,695

Total assets	$2,281,792	$2,251,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,687,906	$1,663,968
Securities sold under agreements to repurchase with retail customers	71,745	67,864
Federal Home Loan Bank advances	266,000	265,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	6,706	6,947
Other liabilities	6,038	18,800

Total liabilities	2,065,895	2,050,079

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued at September 30, 2011, and December 31, 2010	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,846,122 and 18,822,556 shares outstanding at September 30, 2011 and December 31, 2010, respectively	336	336
Additional paid-in capital	261,392	260,739
Retained earnings	183,405	174,677
Accumulated other comprehensive loss	(794)	(5,560)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,266)	(4,484)
Treasury stock 14,720,650 and 14,744,216 shares at September 30, 2011 and December 31, 2010, respectively	(224,176)	(224,457)
Common stock acquired by Deferred Compensation Plan	(904)	(946)
Deferred Compensation Plan Liability	904	946

Total stockholders’ equity	215,897	201,251

Total liabilities and stockholders’ equity	$2,281,792	$2,251,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Interest income:
Loans	$20,357	$22,314	$62,546	$66,524
Mortgage-backed securities	2,500	2,976	7,730	8,923
Investment securities and other	586	438	1,696	1,164

Total interest income	23,443	25,728	71,972	76,611

Interest expense:
Deposits	2,502	3,781	8,104	10,693
Borrowed funds	1,869	2,379	5,813	7,683

Total interest expense	4,371	6,160	13,917	18,376

Net interest income	19,072	19,568	58,055	58,235

Provision for loan losses	1,850	1,600	5,750	6,000

Net interest income after provision for loan losses	17,222	17,968	52,305	52,235

Other income:
Loan servicing income	96	72	292	231
Fees and service charges	2,847	2,760	8,507	8,117
Other-than-temporary impairment losses on investment securities	(148)	—	(148)	—
Net gain on sales of loans available for sale	697	1,210	2,066	2,215
Net loss from other real estate operations	(80)	(45)	(482)	(408)
Income from Bank Owned Life Insurance	317	220	848	624
Other	2	2	4	6

Total other income	3,731	4,219	11,087	10,785

Operating expenses:
Compensation and employee benefits	7,137	7,326	21,293	20,907
Occupancy	1,279	1,325	3,778	4,117
Equipment	511	568	1,803	1,581
Marketing	456	514	1,212	1,341
Federal deposit insurance	563	663	2,027	1,983
Data processing	886	858	2,672	2,521
Legal	207	279	634	843
Check card processing	320	311	924	937
Accounting and audit	129	143	442	465
Other operating expense	1,643	1,773	4,859	5,027

Total operating expenses	13,131	13,760	39,644	39,722

Income before provision for income taxes	7,822	8,427	23,748	23,298
Provision for income taxes	2,748	3,189	8,466	8,704

Net income	$5,074	$5,238	$15,282	$14,594

Basic earnings per share	$0.28	$0.29	$0.84	$0.80

Diluted earnings per share	$0.28	$0.29	$0.84	$0.80

Average basic shares outstanding	18,227	18,146	18,190	18,137

Average diluted shares outstanding	18,276	18,194	18,239	18,186

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2009	$—	$336	$260,130	$163,063	$(10,753)	$(4,776)	$(224,464)	$(986)	$986	$183,536

Comprehensive income:
Net income	—	—	—	14,594	—	—	—	—	—	14,594
Other comprehensive income:
Unrealized gain on securities (net of tax expense $2,264)	—	—	—	—	7,340	—	—	—	—	7,340

Total comprehensive income										21,934
Expenses of common stock offering	—		(109)	—	—	—	—	—	—	(109)
Tax expense of stock plans	—	—	(23)	—	—	—	—	—	—	(23)
Stock awards	—	—	781	—	—	—	—	—	—	781
Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Allocation of ESOP stock	—	—	87	—	—	219	—	—	—	306
Cash dividend - $0.36 per share	—	—	—	(6,572)	—	—	—	—	—	(6,572)
Exercise of stock options	—	—	—	—	—	—	7	—	—	7
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	35	(35)	—

Balance at September 30, 2010	$—	$336	$260,435	$171,085	$(3,413)	$(4,557)	$(224,457)	$(951)	$951	$199,429

Balance at December 31, 2010	$—	$336	$260,739	$174,677	$(5,560)	$(4,484)	$(224,457)	$(946)	$946	$201,251

Comprehensive income:
Net income	—	—	—	15,282	—	—	—	—	—	15,282
Other comprehensive income:
Unrealized gain on securities (net of tax expense $3,231)	—	—	—	—	4,678	—	—	—	—	4,678
Reclassification adjustment for losses included in net income (net of tax benefit $60)	—	—	—	—	88	—	—	—	—	88

Total comprehensive income										20,048
Tax benefit of stock plans	—	—	32	—	—	—	—	—	—	32
Stock awards	—	—	779	—	—	—	—	—	—	779
Treasury stock allocated to restricted stock plan	—	—	(280)	37	—	—	243	—	—	—

Allocation of ESOP stock	—	—	122	—	—	218	—	—	—	340
Cash dividend $0.36 per share	—	—	—	(6,590)	—	—	—	—	—	(6,590)
Exercise of stock options	—	—	—	(1)	—	—	38	—	—	37
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	42	(42)	—

Balance at September 30, 2011	$—	$336	$261,392	$183,405	$(794)	$(4,266)	$(224,176)	$(904)	$904	$215,897

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$15,282	$14,594

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,838	1,604
Allocation of ESOP stock	340	306
Stock awards	779	781
Amortization of servicing asset	1,417	1,500
Net premium amortization in excess of discount accretion on securities	1,584	1,101
Net amortization of deferred costs and discounts on loans	651	690
Provision for loan losses	5,750	6,000
Net loss (gain) on sale of real estate owned	189	(77)
Net gain on sales of loans	(2,066)	(2,215)
Other-than-temporary impairment losses on investment securities	148	—
Proceeds from sales of mortgage loans held for sale	96,500	101,911
Mortgage loans originated for sale	(91,539)	(98,770)
Increase in value of Bank Owned Life Insurance	(848)	(624)
Decrease (increase) in interest and dividends receivable	42	(1,026)
(Increase) decrease in other assets	(589)	1,057
(Decrease) increase in other liabilities	(12,762)	3,738

Total adjustments	1,434	15,976

Net cash provided by operating activities	16,716	30,570

Cash flows from investing activities:
Net decrease (increase) in loans receivable	64,256	(44,048)
Proceeds from sale of investment securities available for sale	—	1,300
Purchase of investment securities available for sale	(63,260)	(26,663)
Purchase of mortgage-backed securities available for sale	(55,624)	(203,481)
Principal repayments on mortgage-backed securities available for sale	54,975	41,376
(Increase) decrease in Federal Home Loan Bank of New York stock	(1,233)	2,009
Proceeds from sales of real estate owned	2,929	1,093
Purchases of premises and equipment	(1,814)	(1,359)

Net cash provided by (used in) investing activities	229	(229,773)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$23,938	$259,317
Increase (decrease) in short-term borrowings	3,881	(100,699)
Proceeds from Federal Home Loan Bank advances	55,000	139,000
Repayments of Federal Home Loan Bank advances	(54,000)	(85,000)
(Decrease) increase in advances by borrowers for taxes and insurance	(241)	329
Exercise of stock options	37	7
Dividends paid – common stock	(6,590)	(6,572)
Redemption of warrants	—	(431)
Tax benefit (expense) of stock plans	32	(23)
Expenses of common stock offering	—	(109)

Net cash provided by financing activities	22,057	205,819

Net increase in cash and due from banks	39,002	6,616

Cash and due from banks at beginning of period	31,455	23,016

Cash and due from banks at end of period	$70,457	$29,632

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$14,171	$18,458
Income taxes	16,381	7,753
Non-cash activities:
Transfer of loans receivable to real estate owned	2,016	645

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for all of 2011. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Weighted average shares issued net of Treasury shares	18,846	18,823	18,840	18,822
Less: Unallocated ESOP shares	(510)	(545)	(519)	(553)
Unallocated incentive award shares and shares held by deferred compensation plan	(109)	(132)	(131)	(132)

Average basic shares outstanding	18,227	18,146	18,190	18,137
Add: Effect of dilutive securities:
Stock options	—	—	—	—
Incentive awards and shares held by deferred compensation plan	49	48	49	49

Average diluted shares outstanding	18,276	18,194	18,239	18,186

For the three months ended September 30, 2011 and 2010, antidilutive stock options of 2,064,000 and 1,876,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2011 and 2010 antidilutive stock options of 2,042,000 and 1,852,000, respectively, were excluded from earnings per share calculations.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	$(13,706)	$(13,706)	$(13,706)	$(13,706)
September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$96,899	$851	$(77)	$97,673
State and municipal obligations	17,738	31	(8)	17,761
Corporate debt securities	55,000	—	(13,621)	41,379
Equity investments	222	—	—	222

	$169,859	$882	$(13,706)	$157,035

	$(13,706)	$(13,706)	$(13,706)	$(13,706)
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$41,146	$41	$(55)	$41,132
State and municipal obligations	10,690	—	(75)	10,615
Corporate debt securities	55,000	—	(15,144)	39,856
Equity investments	370	—	(55)	315

	$107,206	$41	$(15,329)	$91,918

There were no realized gains or losses on the sale of investment securities available for sale for the three and nine months ended September 30, 2011 and 2010. The Company recognized an other-than-temporary impairment loss on equity investments of $148,000 for the three and nine months ended September 30, 2011.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at September 30, 2011 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2011, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $41.4 million, respectively, were callable prior to the maturity date.

September 30, 2011	Amortized Cost	Estimated Market Value

Less than one year	$21,579	$21,596
Due after one year through five years	93,058	93,838
Due after five years through ten years	—	—
Due after ten years	55,000	41,379

	$169,637	$156,813

The estimated market value and unrealized loss for investment securities available for sale at September 30, 2011 and December 31, 2010 segregated by the duration of the unrealized loss are as follows (in thousands):

	$(13,627)	$(13,627)	$(13,627)	$(13,627)	$(13,627)	$(13,627)
	Less than 12 months		12 months or longer		Total
September 30, 2011	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. agency obligations	$15,461	$(77)	$—	$—	$15,461	$(77)
State and municipal obligations	409	(2)	1,845	(6)	2,254	(8)
Corporate debt securities	—	—	41,379	(13,621)	41,379	(13,621)
Equity investments	—	—	—	—	—	—

	$15,870	$(79)	$43,224	$(13,627)	$59,094	$(13,706)

	$(13,627)	$(13,627)	$(13,627)	$(13,627)	$(13,627)	$(13,627)
	Less than 12 months		12 months or longer		Total
December 31, 2010	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. agency obligations	$20,742	$(55)	$—	$—	$20,742	$(55)
State and municipal obligations	9,738	(75)	—	—	9,738	(75)
Corporate debt securities	—	—	39,856	(15,144)	39,856	(15,144)
Equity investments	104	(16)	211	(39)	315	(55)

	$30,584	$(146)	$40,067	$(15,183)	$70,651	$(15,329)

At September 30, 2011, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$9,188	Ba1/BB+
Chase Capital	10,000	7,361	A2/BBB+
Wells Fargo Capital	5,000	4,166	A3/A-
Huntington Capital	5,000	4,054	Ba1/BB-
Keycorp Capital	5,000	4,163	Baa3/BB
PNC Capital	5,000	4,329	Baa2/BBB
State Street Capital	5,000	4,214	A3/BBB+
SunTrust Capital	5,000	3,904	Baa3/BB

	$55,000	$41,379

At September 30, 2011, the market value of each corporate debt security was below cost. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A2 to a low of BB- as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over the London Interbank Offered Rate (“LIBOR”). Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at September 30, 2011. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

Capital markets in general and the market for these corporate securities in particular have been disrupted since the second half of 2007. In its analysis, the Company considered that the severity and duration of unrecognized losses was at least partly due to the illiquidity caused by market disruptions. Since that time, markets have stabilized partly due to steps taken by the U.S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation and foreign central banks to restore liquidity and confidence in the capital markets. Each of these issuers has been able to raise capital in recent years and the fair values of these securities have increased since the lows reached in the second half of 2007.

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio since December 31, 2010, the capital position of the issuers, the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at September 30, 2011.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at September 30, 2011 and December 31, 2010 are as follows (in thousands):

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FHLMC	$35,130	$807	$(48)	$35,889
FNMA	298,704	10,561	(2)	309,263
GNMA	975	165	—	1,140

	$334,809	$11,533	$(50)	$346,292

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FHLMC	$19,225	$386	$(13)	$19,598
FNMA	315,024	5,344	—	320,368
GNMA	1,037	172	—	1,209

	$335,286	$5,902	$(13)	$341,175

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three and nine months ended September 30, 2011 and 2010.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at September 30, 2011 and December 31, 2010, segregated by the duration of the unrealized loss are as follows (in thousands):

	$10,557	$10,557	$10,557	$10,557	$10,557	$10,557
	Less than 12 months		12 months or longer		Total
September 30, 2011	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

FHLMC	$10,381	$(48)	$—	$—	$10,381	$(48)
FNMA	176	(2)	—	—	176	(2)

	$10,557	$(50)	$—	$—	$10,557	$(50)

	$10,557	$10,557	$10,557	$10,557	$10,557	$10,557
	Less than 12 months		12 months or longer		Total
December 31, 2010	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

FHLMC	$4,982	$(13)	$—	$—	$4,982	$(13)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AAA by one of the internationally-recognized credit rating services. On July 13, 2011, Moody’s Investors Service (“Moody’s”) placed the Aaa ratings of FHLMC and FNMA on review for possible downgrade in conjunction with its ratings review of the government of the United States. Standard & Poor’s (“S&P’s”) took similar action on July 14, 2011. On August 2, 2011, Moody’s confirmed the Aaa rating of the United States with a negative outlook. Moody’s also confirmed the Aaa ratings of FHLMC and FNMA. S&P’s lowered the credit rating of the United States to AA+ on August 5, 2011 and lowered the ratings of FHLMC and FNMA to AA+ on August 8, 2011. FHLMC and FNMA have been under the conservatorship of the Federal Housing Finance Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on these available for sale securities were only temporarily impaired at September 30, 2011.

Note 5. Loans Receivable, Net

Loans receivable, net at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Real estate:
One-to-four family	$891,440	$955,063
Commercial real estate, multi family and land	467,564	435,127
Construction	6,740	13,748
Consumer	198,237	205,725
Commercial	47,680	76,692

Total loans	1,611,661	1,686,355

Loans in process	(1,771)	(4,055)
Deferred origination costs, net	4,213	4,862
Allowance for loan losses	(22,905)	(19,700)

Total loans, net	1,591,198	1,667,462

Less: Mortgage loans held for sale	3,083	6,674

Loans receivable, net	$1,588,115	$1,660,788

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$21,454	$17,146	$19,700	$14,723
Provision charged to operations	1,850	1,600	5,750	6,000
Charge-offs	(403)	(183)	(2,565)	(2,272)
Recoveries	4	30	20	142

Balance at end of period	$22,905	$18,593	$22,905	$18,593

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2011 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the three months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$6,469	$7,229	$4,277	$945	$2,534	$21,454
Provision (benefit) charged to operations	1,280	1,220	118	12	(780)	1,850
Charge-offs	(217)	(180)	(6)	—	—	(403)
Recoveries	—	—	—	4	—	4

Balance at end of period	$7,532	$8,269	$4,389	$961	$1,754	$22,905

For the nine months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$5,977	$6,837	$3,264	$962	$2,660	$19,700
Provision (benefit) charged to operations	2,216	3,129	1,180	131	(906)	5,750
Charge-offs	(672)	(1,697)	(56)	(140)	—	(2,565)
Recoveries	11	—	1	8	—	20

Balance at end of period	$7,532	$8,269	$4,389	$961	$1,754	$22,905

Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$1,574	$—	$—	$—	$1,574
Collectively evaluated for impairment	7,532	6,695	4,389	961	1,754	21,331

Total ending allowance balance	$7,532	$8,269	$4,389	$961	$1,754	$22,905

Loans:
Loans individually evaluated for impairment	$—	$9,374	$—	$581	$—	$9,955
Loans collectively evaluated for impairment	895,097	458,190	198,237	47,099	—	1,598,623

Total ending loan balance	$895,097	$467,564	$198,237	$47,680	$—	$1,608,578

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$1,988	$—	$—	$—	$1,988
Collectively evaluated for impairment	5,977	4,849	3,264	962	2,660	17,712

Total ending allowance balance	$5,977	$6,837	$3,264	$962	$2,660	$19,700

Loans:
Loans individually evaluated for impairment	$—	$4,673	$—	$—	$—	$4,673
Loans collectively evaluated for impairment	962,137	430,454	205,725	76,692	—	1,675,008

Total ending loan balance	$962,137	$435,127	$205,725	$76,692	$—	$1,679,681

A summary of impaired loans at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30,	December 31,
	2011	2010

Impaired loans with no allocated allowance for loan losses	$1,267	$—
Impaired loans with allocated allowance for loan losses	8,688	4,673

	$9,955	$4,673

Amount of the allowance for loan losses allocated	$1,574	$1,988

The summary of loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2011 and as of September 30, 2011 and December 31, 2010 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
Three months ended September 30, 2011
With no related allowance recorded:
Commercial real estate:
Commercial	$686	$686	$—	$2,697	$—
Construction and land	—	—	—	—	—
Commercial	581	581	—	395	—

	$1,267	$1,267	$—	$3,092	$—

With an allowance recorded:
Commercial real estate:
Commercial	$8,688	$8,688	$1,574	$8,172	$—
Construction and land	—	—	—	—	—
Commercial	—	—	—	—	—

	$8,688	$8,688	$1,574	$8,172	$—

Nine months ended September 30, 2011
With no related allowance recorded:
Commercial real estate:
Commercial	$686	$686	$—	$1,688	$—
Construction and land	—	—	—	—	—
Commercial	581	581	—	199	—

	$1,267	$1,267	$—	$1,887	$—

With an allowance recorded:
Commercial real estate:
Commercial	$8,688	$8,688	$1,574	$4,386	$—
Construction and land	—	—	—	1,141	—
Commercial	—	—	—	—	—

	$8,688	$8,688	$1,574	$5,527	$—

December 31, 2010
With no related allowance recorded:
Commercial real estate:
Commercial	$—	$—	$—
Construction and land	—	—	—
Commercial	—	—	—

	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Commercial	$2,104	$2,104	$988
Construction and land	2,569	2,569	1,000
Commercial	—	—	—

	$4,673	$4,673	$1,988

The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

	Recorded Investment in Non-accrual Loans
	September 30, 2011	December 31, 2010
Residential real estate:
Originated by Bank	$18,066	$14,227
Originated by Columbia	10,474	8,480
Originated by Columbia – non-prime	4,109	3,870
Residential construction	71	368
Commercial real estate:
Commercial	9,660	3,280
Construction and land	—	2,569
Consumer	5,245	4,626
Commercial	773	117

	$48,398	$37,537

As used in these footnotes, loans “Originated by Columbia” are mortgage loans originated by Columbia under the Bank’s underwriting guidelines and retained as part of the Bank’s mortgage portfolio. These loans have significantly higher delinquency rates than similar loans originated by the Bank. Loans “Originated by Columbia – non-prime” are subprime or Alt-A loans which were originated for sale into the secondary market.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011
Residential real estate:
Originated by Bank	$6,288	$552	$17,566	$24,406	$713,462	$737,868
Originated by Columbia	2,393	1,446	9,162	13,001	131,462	144,463
Originated by Columbia - non-prime	18	—	4,109	4,127	1,899	6,026
Residential construction	—	—	71	71	6,669	6,740
Commercial real estate:
Commercial	—	1,249	9,660	10,909	440,068	450,977
Construction and land	—	—	—	—	16,587	16,587
Consumer	911	91	4,973	5,975	192,262	198,237
Commercial	—	2	771	773	46,907	47,680

	$9,610	$3,340	$46,312	$59,262	$1,549,316	$1,608,578

December 31, 2010
Residential real estate:
Originated by Bank	$5,833	$875	$13,219	$19,927	$759,966	$779,893
Originated by Columbia	3,399	1,083	7,752	12,234	149,470	161,704
Originated by Columbia -non-prime	953	1,532	3,240	5,725	1,067	6,792
Residential construction	—	—	368	368	13,380	13,748
Commercial real estate:
Commercial	870	—	2,611	3,481	406,549	410,030
Construction and land	—	—	2,569	2,569	22,528	25,097
Consumer	2,036	241	4,093	6,370	199,355	205,725
Commercial	—	—	117	117	76,575	76,692

	$13,091	$3,731	$33,969	$50,791	$1,628,890	$1,679,681

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011
Commercial real estate:
Commercial	$422,437	$10,083	$18,427	$30	$450,977
Construction and land	15,702	885	—	—	16,587
Commercial	43,134	115	4,361	70	47,680

	$481,273	$11,083	$22,788	$100	$515,244

December 31, 2010
Commercial real estate:
Commercial	$376,902	$10,856	$22,272	$—	$410,030
Construction and land	22,528	—	1,100	1,469	25,097
Commercial	71,797	1,974	2,921	—	76,692

	$471,227	$12,830	$26,293	$1,469	$511,819

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by Columbia	Originated by Columbia Non-Prime	Residential Construction	Consumer
September 30, 2011
Performing	$719,802	$133,989	$1,917	$6,669	$192,992
Non-performing	18,066	10,474	4,109	71	5,245

	$737,868	$144,463	$6,026	$6,740	$198,237

December 31, 2010
Performing	$765,666	$153,224	$2,922	$13,380	$201,099
Non-performing	14,227	8,480	3,870	368	4,626

	$779,893	$161,704	$6,792	$13,748	$205,725

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at September 30, 2011 and December 31, 2010 were $9.5 million and $3.3 million, respectively, of troubled debt restructurings. At September 30, 2011 and December 31, 2010 the Company has allocated $1.2 million and $569,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are returned to accrual status after six months of performance. Loans classified as a troubled debt restructuring and still accruing at September 30, 2011 and December 31, 2010 were $13.3 million and $12.5 million, respectively. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The Company adopted Accounting Standards Update No. 2011-02 which clarified the guidance on a creditor’s evaluation of whether it has granted a concession and whether a restructuring constitutes a troubled debt restructuring. The adoption of the Accounting Standards Update did not result in a material change to the Company’s consolidated financial statements.

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2011 and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2011 (in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2011
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	2	$295	$295
Originated by Columbia	—	—	—
Originated by Columbia – non-prime	—	—	—
Residential construction	—	—	—
Commercial real estate:
Commercial	1	2,436	2,436
Construction and land	—	—	—
Consumer	1	131	131
Commercial	—	—	—

	Number of Loans	Recorded Investment

Troubled Debt Restructurings
Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	1	$669
Originated by Columbia
Originated by Columbia – non-prime	—	—
Residential Construction	—	—
Commercial real estate:
Commercial	1	629
Construction and land	—	—
Consumer	—	—
Commercial	—	—

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2011
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	10	$2,121	$2,121
Originated by Columbia	—	—	—
Originated by Columbia – non-prime	6	1,746	1,746
Residential construction	—	—	—
Commercial real estate:
Commercial	3	3,747	3,747
Construction and land	—	—	—
Consumer	3	403	403
Commercial	—	—	—

	Number of Loans	Recorded Investment

Troubled Debt Restructurings
Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	1	$669
Originated by Columbia	1	375
Originated by Columbia – non-prime	—	—
Residential Construction	—	—
Commercial real estate:
Commercial	2	675
Construction and land	—	—
Consumer	—	—
Commercial	—	—

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$809	$809	$809	$819
Recoveries	—	—	—	—
Loss on loans repurchased	—	—	—	(10)

Balance at end of period	$809	$809	$809	$809

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At September 30, 2011, there was one outstanding loan repurchase request on a loan with a total principal balance of $180,000. There are also seven claims from one loan investor totaling $2.8 million that the Company believes are covered by a settlement agreement and release between Columbia and the loan investor executed in August 2007. The Company has vigorously contested these claims and believes there are valid defenses, including the settlement and release agreement.

Note 7. Deposits

The major types of deposits at September 30, 2011 and December 31, 2010 were as follows (in thousands):

Type of Account	September 30, 2011	December 31, 2010

Non-interest-bearing	$145,058	$126,429
Interest-bearing checking	923,727	920,324
Money market deposit	118,427	108,421
Savings	225,759	223,650
Time deposits	274,935	285,144

Total deposits	$1,687,906	$1,663,968

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

Accounting Standards Update No. 2010-20, amends ASC 310 (Receivables) to require significant new disclosures about the credit quality of financial receivables/loans and the allowance for credit losses. The objective of the new disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables, and (2) the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance (either by portfolio segment or by class of financing receivables). The required disclosures include, among other things, a rollforward of the allowance for credit losses by portfolio segment, as well as information about credit quality indicators and modified, impaired, non-accrual and past due loans. The disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) will be required in all interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Company). Disclosures of activity that occurs during a reporting period (e.g., loan modifications and the rollforward of the allowance for credit losses by portfolio segment) were required in interim or annual periods beginning on or after December 15, 2010 (January 1, 2011 for the Company). The adoption of this Accounting Standards Update did not result in a material change to the Company’s consolidated financial statements.

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

Note 9. Fair Value Measurements

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items measured on a recurring basis:
Investment securities available for sale:
U.S. agency obligations	$97,673	$97,673	$—	$—
State and municipal obligations	17,761	—	17,761	—
Corporate debt securities	41,379	—	41,379	—
Equity investments	222	222	—	—
Mortgage-backed securities available for sale	346,292	—	346,292	—
Items measured on a non-recurring basis:
Real estate owned	690	—	—	690
Loans measured for impairment based on the fair value of the underlying collateral	8,688	—	—	8,688

		Fair Value Measurements at Reporting Date Using:
December 31, 2010	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items measured on a recurring basis:
Investment securities available for sale:
U.S. agency obligations	$41,132	$41,132	$—	$—
State and municipal obligations	10,615	—	10,615	—
Corporate debt securities	39,856	—	39,856	—
Equity investments	315	315	—	—
Mortgage-backed securities available for sale	341,175	—	341,175	—
Items measured on a non-recurring basis:
Real estate owned	2,295	—	—	2,295
Loans measured for impairment based on the fair value of the underlying collateral	4,673	—	—	4,673

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

The estimated fair values of the Bank’s significant financial instruments as of September 30, 2011 and December 31, 2010 are presented in the following tables (in thousands):

	September 30, 2011
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$70,457	$70,457
Investment securities available for sale	157,035	157,035
Mortgage-backed securities available for sale	346,292	346,292
Federal Home Loan Bank of New York stock	18,161	18,161
Loans receivable and mortgage loans held for sale	1,591,198	1,620,150
Financial Liabilities:
Deposits	1,687,906	1,695,759
Borrowed funds	365,245	373,412

	December 31, 2010
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$31,455	$31,455
Investment securities available for sale	91,918	91,918
Mortgage-backed securities available for sale	341,175	341,175
Federal Home Loan Bank of New York stock	16,928	16,928
Loans receivable and mortgage loans held for sale	1,667,462	1,675,805
Financial Liabilities:
Deposits	1,663,968	1,668,007
Borrowed funds	360,364	364,657

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

Item 1A. Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2010 Form 10-K and Part II, Item 1A, “Risk Factors” in the Company’s June 30, 2011 Quarterly Report on form 10-Q. There were no material changes to risk factors relevant to the Company’s operations since the June 30, 2011 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Removed and Reserved

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: November 9, 2011	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: November 9, 2011	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer