Form 10-K
period 2011-12-31
OCEANFIRST FINANCIAL CORP
filed 2012-03-15
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $231,947,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 9, 2012 was 18,570,668.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) was incorporated under Delaware law and has served as the holding company for OceanFirst Bank (the “Bank”) since the Bank’s conversion from mutual to stock form in 1996. At December 31, 2011, the Company had consolidated total assets of $2.3 billion and total stockholders’ equity of $216.8 million. The Company is a savings and loan holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a Federal savings and loan association in 1945 and then a Federally-chartered mutual savings bank in 1989. The Bank’s principal business has been and continues to be attracting deposits from the general public in the communities surrounding its branch offices and investing those deposits primarily in single-family, owner-occupied residential mortgage loans and, more recently, in commercial real estate loans. The Bank also invests in other types of loans, including multi-family, construction, consumer and commercial loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, New Jersey, and twenty-three additional branch offices. Nineteen of the offices are located in Ocean County, four are located in Monmouth County, and one is located in Middlesex County, New Jersey. The Bank’s deposit gathering base is concentrated in the communities surrounding its offices while lending activities are concentrated in the sub-markets served by its branch office network. The Bank also maintains a trust and wealth management office in Manchester, New Jersey.

The Bank is the oldest and largest community-based financial institution headquartered in Ocean County, New Jersey, which is located along the central New Jersey shore. Ocean County is the fastest growing population area in New Jersey and has a significant number of retired residents who have traditionally provided the Bank with a stable source of deposit funds. The economy in the Bank’s primary market area is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, Federal, state and local government, hospitals and utilities. The area is also home to commuters working in New Jersey suburban areas around New York and Philadelphia. Based upon sales data for 2011 from the Ocean and Monmouth Counties Multiple Listing Service, home values in the Company’s primary market area have declined by approximately 19% from the peak of the market in 2006. The unemployment rate in Ocean County of 9.8% has generally trended above the state and national rate in 2011 while the unemployment rate in Monmouth County of 8.5% has generally trended below the state and comparable to the national rate.

The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey has a high density of financial institutions. Many of the Bank’s competitors are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 2011, the Bank had total loans outstanding of $1.589 billion, of which $882.6 million or 55.6% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $460.7 million of commercial real estate, multi-family and land loans, or 29.0% of total loans; $6.7 million of residential construction loans, or 0.4% of total loans; $192.9 million of consumer loans, primarily home equity loans and lines of credit, or 12.1% of total loans; and $45.9 million of commercial loans, or 2.9% of total loans. Included in total loans are $9.3 million in loans held for sale at December 31, 2011. At that same date, 43.6% of the Bank’s total loans had adjustable interest rates. The Bank has generally sold much of its 30-year fixed-rate one-to-four family loans into the secondary market primarily to manage interest rate risk.

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
					(Dollars in thousands)
Real estate:
One-to-four family	$882,550	55.55%	$955,063	56.63%	$954,736	57.92%	$1,039,375	62.52%	$1,084,687	64.20%
Commercial real estate, multi-family and land	460,725	29.00	435,127	25.80	396,883	24.08	329,844	19.84	326,707	19.33
Residential construction	6,657	.42	13,748	.82	9,241	.56	10,561	.65	10,816	.64
Consumer (1)	192,918	12.14	205,725	12.20	217,290	13.18	222,797	13.40	213,282	12.62
Commercial	45,889	2.89	76,692	4.55	70,214	4.26	59,760	3.59	54,279	3.21

Total loans	1,588,739	100.00%	1,686,355	100.00%	1,648,364	100.00%	1,662,337	100.00%	1,689,771	100.00%

Loans in process	(2,559)		(4,055)		(3,466)		(3,586)		(2,452)
Deferred origination costs, net	4,366		4,862		4,767		5,195		5,140
Allowance for loan losses	(18,230)		(19,700)		(14,723)		(11,665)		(10,468)

Total loans, net	1,572,316		1,667,462		1,634,942		1,652,281		1,681,991

Less:
Mortgage loans held for sale	9,297		6,674		5,658		3,903		6,072

Loans receivable, net	$1,563,019		$1,660,788		$1,629,284		$1,648,378		$1,675,919

Total loans:
Adjustable rate	$692,332	43.58%	$816,058	48.39%	$839,285	50.93%	$906,674	54.54%	$924,117	54.69%

Fixed rate	896,407	56.42	870,297	51.61	809,079	49.07	755,663	45.46	765,654	45.31

	$1,588,739	100.00%	$1,686,355	100.00%	$1,648,364	100.00%	$1,662,337	100.00%	$1,689,771	100.00%

(1) Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts, overdraft lines of credit and automobile loans.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2011. The table does not include principal repayments. Principal repayments, including prepayments on total loans were $476.4 million, $477.5 million and $480.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

	At December 31, 2011
	One-to- four family	Commercial real estate, multi-family and land	Residential construction	Consumer	Commercial	Total Loans Receivable
	(In thousands)

One year or less	$278	$53,243	$6,657	$1,448	$24,389	$86,015

After one year:
More than one year to three years	4,179	145,221	—	2,873	11,122	163,395
More than three years to five years	7,276	136,823	—	5,779	5,509	155,387
More than five years to ten years	71,433	113,001	—	31,031	4,869	220,334
More than ten years to twenty years	154,090	10,703	—	150,902	—	315,695
More than twenty years	645,294	1,734	—	885	—	647,913

Total due after December 31, 2012	882,272	407,482	—	191,470	21,500	1,502,724

Total amount due	$882,550	$460,725	$6,657	$192,918	$45,889	1,588,739

Loans in process						(2,559)
Deferred origination costs, net						4,366
Allowance for loan losses						(18,230)

Total loans, net						1,572,316

Less: Mortgage loans held for sale						9,297

Loans receivable, net						$1,563,019

The following table sets forth at December 31, 2011, the dollar amount of total loans receivable contractually due after December 31, 2012, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2012
	Fixed	Adjustable	Total
		(In thousands)

Real estate loans:
One-to-four family	$468,160	$414,112	$882,272
Commercial real estate, multi-family and land	304,965	102,517	407,482
Consumer	81,670	109,800	191,470
Commercial	12,217	9,283	21,500

Total loans receivable	$867,012	$635,712	$1,502,724

Origination, Sale and Servicing of Loans. The Bank’s residential mortgage lending activities are conducted primarily by commissioned loan representatives in the exclusive employment of the Bank. The Bank originates both adjustable-rate and fixed-rate loans. The type of loan originated is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage (“ARM”) loans, which is affected by the current and expected future level of interest rates.

The Bank periodically sells part of its mortgage production in order to manage interest rate risk and liquidity. At December 31, 2011, there were $9.3 million in loans categorized as held for sale which are recorded at the lower of cost or fair market value.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held for sale, for the periods indicated.

	For the Year December 31,
	2011	2010	2009
	(In thousands)
Total loans:
Beginning balance	$1,686,355	$1,648,364	$1,662,337

Loans originated:
One-to-four family	240,640	381,296	418,446
Commercial real estate, multi-family and land	90,144	91,140	114,036
Residential construction	3,841	5,539	4,817
Consumer	74,175	76,846	64,175
Commercial	100,142	124,630	99,868

Total loans originated	508,942	679,451	701,342

Total	2,195,297	2,327,815	2,363,679
Less:
Principal repayments	469,902	477,536	480,174
Sales of loans	133,739	162,481	232,765
Transfer to REO	2,917	1,443	2,376

Total loans	$1,588,739	$1,686,355	$1,648,364

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

At December 31, 2011, the Bank’s total loans outstanding were $1.589 billion, of which $882.6 million, or 55.6%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loan was approximately $184,000 at December 31, 2011. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one, three, five or ten years. The Bank’s ARM loans generally provide for periodic caps of 2% or 3% and an overall cap of 6% on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.50% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.50% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded up to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully-indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer interest-only ARM loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term and then convert to a fully-amortizing loan until maturity. Borrowers for interest-only ARM loans are qualified at the fully-amortized payment. The interest-only feature will result in future increases in the borrower’s loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only, one-to-four family mortgage loans at December 31, 2011 and 2010 was $54.9 million and $80.1 million, respectively, or 6.2% and 8.4%, respectively, of total one-to-four family mortgages.

The Bank’s fixed-rate mortgage loans currently are made for terms from 10 to 30 years. The Bank may periodically sell some of the fixed-rate residential mortgage loans that it originates. The Bank retains the servicing on most loans sold. The Bank generally retains for its portfolio shorter-term, fixed-rate loans and certain longer-term, fixed-rate loans, generally consisting of loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer-term fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates. During the past three years, the Bank has generally sold much of its 30-year fixed-rate one-to-four family loans into the secondary market primarily to manage interest rate risk considerations.

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 57% at December 31, 2011 based on appraisal values at the time of origination. In recent years, a decline in real estate values in the Bank’s lending area has reduced the collateral value supporting the Bank’s loans although the Bank believes that most borrowers continue to have adequate collateral to support their outstanding loan balance. Title insurance is required for all first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

The Bank currently obtains full verification of income on residential borrowers, however, it previously originated stated income loans on a limited basis through November 2010. The Bank previously offered stated income loans only to self-employed borrowers for purposes of financing primary residences and second home properties. The amount of stated income loans at December 31, 2011 and 2010 was $54.1 million and $62.7 million, respectively, or 6.1% and 6.6%, respectively, of total one-to-four family mortgages.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to ten years and amortization schedules up to twenty-five years with fixed or adjustable rates. The loans typically contain prepayment penalties over the initial three to five years. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal for commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2011 was $460.7 million, or 29.0% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2011 was a performing loan for which the Bank had an outstanding carrying balance of $18.1 million secured by a first mortgage on dormitories at a major university in the Bank’s lending area. The average size of the Bank’s commercial real estate loans at December 31, 2011 was approximately $757,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2011, the Bank had an outstanding balance in commercial construction loans of $12.2 million.

The Bank also originates multi-family mortgage loans and land loans on a limited basis. The Bank’s multi-family loans and land loans at December 31, 2011 totaled $20.6 million and $8.3 million, respectively.

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

Residential Construction Lending. At December 31, 2011, residential construction loans totaled $6.7 million, or 0.4%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s residential construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms generally not exceeding 12 months.

Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.

Consumer Loans. The Bank also offers consumer loans. At December 31, 2011, the Bank’s consumer loans totaled $192.9 million, or 12.1% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity lines of credit comprised $110.7 million, or 57.4%; home equity loans comprised $81.6 million, or 42.3%; automobile and overdraft line of credit loans totaled $403,000 or 0.2%; and loans on savings accounts totaled $256,000, or 0.1%.

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

Commercial Lending. At December 31, 2011, commercial loans totaled $45.9 million, or 2.9% of the Bank’s total loans outstanding. The Bank originates commercial loans and lines of credit (including for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial loans and credit lines, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision. The Bank generally requires the personal guarantee of the principal borrowers for all commercial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors (the “Board”). This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured residential real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2011 had an outstanding balance of $3.5 million although the average size of the Bank’s commercial loans at December 31, 2011 was approximately $185,000.

Loan Approval Procedures and Authority. The Board establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. New borrowers with a total exposure in excess of $3.0 million and existing borrowers with a total exposure in excess of $5.0 million require approval by the Management Credit Committee. A minimum of two employees’

signatures are required to approve residential loans over the conforming loan limits of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2011 amounted to $32.6 million. At December 31, 2011, the Bank’s maximum loan exposure to a single borrower and related interests was $18.1 million. This previously mentioned performing loan is secured by a first mortgage on a dormitory at a major university in the Bank’s lending area.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank or Columbia Home Loans, LLC (“Columbia”) the Bank’s mortgage company which was shuttered in 2007. At December 31, 2011, the Bank was servicing $878.5 million of loans for others. At December 31, 2011, 2010 and 2009, the balance of mortgage servicing rights totaled $4.8 million, $5.7 million and $6.5 million, respectively. For the years ended December 31, 2011, 2010 and 2009, loan servicing income (loss), net of related amortization totaled $427,000, $292,000 and $(18,000), respectively. The Bank evaluates mortgage servicing rights for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, the Company recognized an impairment to the loan servicing asset of $263,000. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. Management and the Board perform a monthly review of all delinquent loan totals which includes loans sixty days or more past due, and the detail of each loan thirty days or more past due that was originated within the past year. In addition, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans and a narrative report of classified commercial, commercial real estate, multi-family, land and construction loans. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. In the case of residential mortgage loans, the Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to remain in their home and satisfy the loan terms. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure although foreclosure timelines in New Jersey have increased significantly over the past few years. The Bank utilized the HOPE NOW loan modification reporting standards through its end date of September 30, 2011, as well as the President’s Homeowner Affordability and Stability Plan and other plans to mitigate foreclosure actions. HOPE NOW was an alliance between counselors, mortgage market participants and mortgage servicers to create a unified, coordinated plan to reach and help as many homeowners as possible. The goal of the Homeowner Affordability and Stability Plan and other plans is to incent lenders to engage in sustainable mortgage modifications. The plan provides lenders with incentives to reduce rates on mortgages to a specified affordability level. The plan also provides access to low cost refinancing for responsible homeowners affected by falling home prices.

The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. The Bank classifies assets in accordance with certain regulatory guidelines. At December 31, 2011, the Bank had $88.1 million of assets, including all REO, classified as “Substandard,” $74,600 of assets classified as “Doubtful” and no assets classified as “Loss.” At December 31, 2010, the Bank had $90.0 million of assets classified as “Substandard,” $1.5 million classified as “Doubtful” and no assets classified as “Loss.” Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.” Special Mention assets totaled $11.5 million at December 31, 2011, as compared to $15.5 million at December 31, 2010. Loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. The largest Special Mention loan relationship is comprised of several commercial real estate loans to a real estate management and investment company totaling $1.3 million. The loans are current as to payments and are secured by residential and commercial properties and personal guarantees. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $8.6 million which was current as to payments but criticized due to poor, but improving, operating results. In addition to loan classifications, the Company classified investment securities with an amortized cost of $25.0 million and a carrying value of $17.8 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services.

Non-Accrual Loans and REO. The following table sets forth information regarding non-accrual loans and REO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $2,125,000, $1,467,000, $1,441,000, $913,000 and $210,000.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$29,193	$26,577	$19,142	$8,696	$6,620
Commercial real estate, multi-family and land	10,552	5,849	5,152	5,527	1,040
Residential construction	43	368	368	—	—
Consumer	3,653	4,626	3,031	1,435	586
Commercial	567	117	627	385	495

Total	44,008	37,537	28,320	16,043	8,741
REO, net (1)	1,970	2,295	2,613	1,141	438

Total non-performing assets	$45,978	$39,832	$30,933	$17,184	$9,179

Allowance for loan losses as a percent of total loans receivable (2)	1.15%	1.17%	.89%	.70%	.62%

Allowance for loan losses as a percent of total non-performing loans (3)	41.42	52.48	51.99	72.71	119.76

Non-performing loans as a percent of total loans receivable (2)(3)	2.77	2.23	1.72	.97	.52

Non-performing assets as a percent of total assets (3)	2.00	1.77	1.52	.92	.48

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans receivable and mortgage loans held for sale.
(3)	Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

The Company’s non-performing loans totaled $44.0 million at December 31, 2011, a $6.5 million increase from $37.5 million at December 31, 2010. Included in the non-performing loan total at December 31, 2011 was $14.5 million of troubled debt restructured loans, as compared to $3.3 million of troubled debt restructured loans at December 31, 2010. The increase in non-performing and troubled debt restructured loans was primarily due to the second quarter addition of one large loan relationship secured by commercial real estate with an outstanding balance of $6.4 million. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. An appraisal performed in May 2011 values the real estate collateral at $8.7 million. In November 2011, the Company entered into a troubled-debt restructuring with the borrower which capitalized delinquent interest and reduced the interest rate in exchange for additional collateral. Non-performing loans are concentrated in one-to-four family loans which comprise 66.3% of the total. At December 31, 2011, the average weighted loan-to-value ratio of non-performing one-to-four family loans was 63% using appraisal values at time of origination and 82% using updated appraisal values. Appraisals are obtained for all non-performing loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. At December 31, 2011, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 57% using appraisal values at time of origination. Based upon sales data for 2011 from the Ocean and Monmouth Counties Multiple Listing Service, home values in the Company’s primary market area have declined by approximately 19% from the peak of the market in 2006. Individual home values may move more or less than the average based upon the specific characteristics of the property. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing one-to-four family loan is a loan for $2.8 million. The loan is secured by a first mortgage on a property with an August 2011 appraised value of $3.4 million. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey. This protracted foreclosure process delays the Company’s ability to resolve non-performing loans through sale of the underlying collateral. Of the non-performing one-to-four family loans, 70% were originated by alternative Bank delivery channels which have since been shuttered.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. The Company modified its charge-off policy in 2011 as described below.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated and where the Company has not already taken an interim charge-off. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate and collateral dependent residential mortgage loans greater than 90 days delinquent. The appraisal is subsequently updated annually if the loan remains delinquent for an extended period. The specific allowance, or general reserve allocation for collateral dependent residential mortgage loans, represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-off, and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class

Residential real estate:	-	Loans originated by Bank
	-	Loans originated by mortgage company
	-	Loans originated by mortgage company – non-prime
	-	Residential construction
Commercial real estate:	-	Commercial
	-	Construction and land
Consumer:	-	Consumer
Commercial:	-	Commercial

The mortgage company was shuttered by the Bank in 2007.

The loan portfolio is further segmented by delinquency status and risk rating (special mention, substandard and doubtful). An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually as foreclosure timelines have recently increased significantly. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans 90 days delinquent not secured by real estate, the Bank evaluates the fair value of the collateral and the personal guarantees, if any, and identifies an estimated loss for the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent, a historical loss rate is determined for each loan segment. To determine the loss rate, the Bank utilizes a rolling four quarter average of loan losses as a percent of loan principal adjusted for the estimated probability of default. The historical loss rate is adjusted for certain environmental factors including current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local trends in economic growth, unemployment and real estate values.

During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss experience as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011. Without the additional charge-offs of $5.7 million recorded in the fourth quarter of 2011, the Company would have reported the following as of and for the year ended December 31, 2011: total charge-offs of $3.6 million; allowance for loan losses of $23.9 million; total non-performing loans of $49.7 million; allowance for loan losses as percent of total loans receivable of 1.50%; allowance for loan losses as percent of total non-performing loans of 48.12%; non-performing loans as a percent of total loans receivable of 3.12% ; and non-performing assets as a percent of total assets of 2.24%.

An overwhelming percentage of the Bank’s loan portfolio, 97.1%, is secured by real estate whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment. See “Risk Factors – A continued downturn in the local economy or in local real estate values could hurt profits.”

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including elevated levels of unemployment, a further decline in real estate market values and possible increases in interest rates. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

As of December 31, 2011 and 2010, the Bank’s allowance for loan losses was 1.15% and 1.17% respectively, of total loans. The Bank’s allowance for loan losses at December 31, 2011 was reduced by the $5.7 million in charge-offs relating to the Company’s decision to modify its charge-off policy as described above. The Bank had non-accrual loans of $44.0 million and $37.5 million at December 31, 2011 and 2010, respectively. The Bank will continue to monitor its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$19,700	$14,723	$11,665	$10,468	$10,238

Charge-offs:
Residential real estate	4,643	1,959	1,603	884	107
Commercial real estate	2,301	324	885	—	—
Consumer	1,982	736	105	—	—
Commercial	323	257	95	—	370

Total	9,249	3,276	2,688	884	477

Recoveries	29	253	46	306	7

Net charge-offs	9,220	3,023	2,642	578	470

Provision for loan losses	7,750	8,000	5,700	1,775	700

Balance at end of year	$18,230	$19,700	$14,723	$11,665	$10,468

Ratio of net charge-offs during the year to average net loans outstanding during the year	.57%	.18%	.16%	.03%	.03%

The increase in charge-offs during 2011 was primarily due to the Company’s decision to modify its charge-off policy as described above.

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2011			2010			2009			2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
Residential real estate	$5,370	29.46%	55.97%	$5,977	30.34%	57.45%	$3,654	24.82%	58.48%	$3,245	27.82%	63.17%	$2,301	21.98%	64.84%

Commercial real estate	8,474	46.48	29.00	6,837	34.71	25.80	5,043	34.25	24.08	3,580	30.69	19.84	3,547	33.88	19.33

Consumer	1,461	8.01	12.14	3,264	16.57	12.20	2,998	20.36	13.18	1,924	16.49	13.40	1,587	15.16	12.62

Commercial	900	4.94	2.89	962	4.88	4.55	1,725	11.72	4.26	1,442	12.36	3.59	1,329	12.70	3.21

Unallocated	2,025	11.11	—	2,660	13.50	—	1,303	8.85	—	1,474	12.64	—	1,704	16.28	—

Total	$18,230	100.00%	100.00%	$19,700	100.00%	100.00%	$14,723	100.00%	100.00%	$11,665	100.00%	100.00%	$10,468	100.00%	100.00%

Reserve for Repurchased Loans. At December 31, 2011 and 2010, the Company maintained a reserve for repurchased loans of $705,000 and $809,000, respectively, related to potential losses on loans sold which may have to be repurchased due to a violation of a representation or warranty. The decrease from the prior year was due to a settlement of one repurchase request. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. There were no loans repurchased for the years ended December 31, 2011, 2010 and 2009. Losses were $104,000, $10,000 and $79,000, respectively, for the years ended December 31, 2011, 2010 and 2009. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2011, there were four outstanding loan repurchase requests on loans with a total principal balance of $1.2 million, which the Company is disputing.

In order to estimate an appropriate reserve for repurchased loans, the Company considers recent and historical experience, product type and volume of recent whole loan sales and the general economic environment.

The method used to calculate the reserve for repurchased loans can generally be described as: volume of loans multiplied by the estimated percentage of loans returned for repurchase multiplied by the estimated loss percentage on loans repurchased.

The material assumptions relied on to determine the reserve for repurchased loans are further described below.

A specific reserve was established for projected losses on outstanding repurchase requests. The specific reserve was based on the estimated fair market value of the underlying collateral modified by the likelihood of payment which was estimated based on historical experience.

The Company segmented its volume of sold loans into two portfolios, Bank originated loans and loans originated by Columbia. Each of these portfolios was further segmented by investor type, between loans sold to Government Sponsored Enterprises (“GSE”) such as FHLMC and FNMA and loans sold to non-GSE investors. Based on actual loan repurchase experience, the Company determined that loans originated by Columbia had significantly more repurchase requests than loans originated by the Bank. Based on this data, the Company considered the population of loans subject to repurchase as Columbia loans originated from January 1, 2005 through its shuttering in 2007 and Bank loans originated in the past five years. The volume of loan originations by Columbia is net of loan volume covered by a prior settlement with the loan investor, as the risk of future repurchases from these loans has been mitigated. Loan balances were assumed to decay, or run-off, at the rate of 12.5% per year.

The Company then applied a return factor to the remaining loan sale volume as determined above. The return factor was determined based on the Company’s actual experience for repurchase requests and is equal to the amount of repurchase requests divided by the amount of loans sold.

The calculated return factors were as follows:

	Non-GSE Exposure			GSE Exposure
	At December 31,
	2011	2010	2009	2011	2010	2009

Bank	.16%	.13%	.11%	.00%	.00%	.00%

Columbia	.49%	.97%	.10%	.26%	.81%	.36%

The Company experienced substantial repurchase request volume for Columbia in 2007 which decreased significantly throughout 2008 and through 2011. As a result of this trend, the Company gave more weight to its more recent experience and less weight to earlier experience.

Finally, to establish the reserve for repurchased loans, estimated loss factors were applied to the estimated amount of repurchase requests. The Company calculated an actual loss experience on prior repurchase requests of 15.7%, 16.0% and 15.0%, respectively, at December 31, 2011, 2010 and 2009, although the actual loss factor was modified to consider several economic factors which were likely to adversely impact the Company’s loss experience. These factors included continued weakness in the housing market; a nationwide recession with significant decline in employment; and, increasing delinquency and foreclosure rates on single family mortgage loans. Additionally, both FNMA and FHLMC and investors in mortgage-backed securities pools continue to carefully examine loan documentation on loans sold to these agencies and investors by loan originators, such as the Bank, with a goal of putting an increasing amount of delinquent loans back to the originator. After adjustments, the final estimated loss factors at December 31, 2011, 2010 and 2009 were 26.2%, 26.5% and 18.25%, respectively, for the Bank and 41.2%, 29.0% and 18.0%, respectively, for Columbia.

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

The investment policy of the Bank as established by the Board attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations that are investment grade at purchase. The Bank’s policies provide that all investment purchases must be approved by two officers (any two of the Senior Vice President/Treasurer, the Executive Vice President/Chief Financial Officer, and the President/Chief Operating Officer) and must be ratified by the Board. The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of equity securities in limited amounts.

Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they may be classified as held to maturity. Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2011, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

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

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities. As indicated in the table below, prepayments on mortgage-backed securities have increased due to the low interest rate environment.

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities. At December 31, 2011, mortgage-backed securities totaled $364.9 million, or 15.9% of total assets, and all were directly insured or guaranteed by either FHLMC, FNMA or GNMA.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Beginning balance	$341,175	$213,622	$40,801

Mortgage-backed securities purchased	106,746	193,001	197,349

Less: Principal repayments	(85,839)	(69,024)	(24,380)

Amortization of premium	(1,689)	(1,680)	(577)

Change in net unrealized gain on mortgage-backed securities available for sale	4,538	5,256	429

Ending balance	$364,931	$341,175	$213,622

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)

Mortgage-backed securities:
FHLMC	$74,155	$75,057	$19,225	$19,598	$12,423	$12,865
FNMA	279,414	288,762	315,024	320,368	199,381	199,413
GNMA	935	1,112	1,037	1,209	1,185	1,344

Total mortgage-backed securities	$354,504	$364,931	$335,286	$341,175	$212,989	$213,622

Investment Securities. At December 31, 2011, the carrying value of the Bank’s investment securities totaled $165.3 million, and consisted of $102.8 million of U.S. agency obligations, $39.4 million of corporate debt securities, $18.5 million of state and municipal obligations and $4.5 million of equity investments. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities in the State of New Jersey with current credit ratings that are considered investment grade ranging from a high of AA+ to a low of Baa1. The corporate debt securities are issued by other financial institutions and consist of eleven issues with an amortized cost of $5.0 million each spread between eight issuers. Credit ratings range from a high of A2 to a low of BB+ as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90 day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at December 31, 2011. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The following table sets forth certain information regarding the amortized cost and estimated market value of the Company’s investment securities at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Investment securities:

U.S. agency obligations	$102,059	$102,776	$41,146	$41,132	$301	$306

State and municipal obligations	18,526	18,544	10,690	10,615	300	300

Corporate debt securities	55,000	39,449	55,000	39,856	55,000	36,369

Equity investments	4,294	4,510	370	315	370	292

Total investment securities	$179,879	$165,279	$107,206	$91,918	$55,971	$37,267

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2011. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2011
							Total
	One Year or Less Amortized Cost		More than One Year to Five Years Amortized Cost		More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Investment securities:
U.S. agency obligations	$15,383		$86,676		$—	$—	$102,059	$102,776
State and municipal obligations (1)	12,544		5,982		—	—	18,526	18,544
Corporate debt securities (2)	—		—		—	55,000	55,000	39,449

Total investment securities	$27,927		$92,658		$—	$55,000	$175,585	$160,769

Weighted average yield	0.97%		1.01%		—%	1.05%	1.02%

Mortgage-backed securities:
FHLMC	$—		$—		$5,005	$69,150	$74,155	$75,057
FNMA	—		1		—	279,413	279,414	288,762
GNMA	1		3		—	931	935	1,112

Total mortgage-backed securities	$1		$4		$5,005	$349,494	$354,504	$364,931

Weighted average yield	—	%(3)	—	%(3)	1.54%	2.96%	2.94%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.
(3)	Not meaningful.

Sources of Funds

General. Deposits, loans and mortgage-backed securities repayments and prepayments, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts and time deposits. For the years ended December 31, 2011 and 2010, time deposits constituted 16.2% and 19.5%, respectively, of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not currently use brokers to obtain deposits.

At December 31, 2011, the Bank had $77.1 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$26,853	.92%
Over three through six months	11,977	1.80
Over six through 12 months	10,722	1.82
Over 12 months	27,501	3.33

Total	$77,053	2.04%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Money market deposit accounts	$116,295	6.93%	.39%	$104,833	6.83%	.57%	$91,695	6.76%	.74%
Savings accounts	221,311	13.20	.22	241,762	15.75	.72	223,230	16.46	.88
Interest-bearing checking accounts	924,789	55.14	.50	761,854	49.65	.84	588,923	43.41	1.20
Non-interest-bearing accounts	142,478	8.50	—	127,535	8.31	—	110,740	8.16	—
Time deposits	272,198	16.23	1.78	298,534	19.46	1.87	341,999	25.21	2.43

Total average deposits	$1,677,071	100.00%	.62%	$1,534,518	100.00%	.93%	$1,356,587	100.00%	1.33%

Borrowings. From time to time the Bank has obtained advances from the Federal Home Loan Bank of New York (“FHLB-NY”) for cash management purposes or as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB-NY. At December 31, 2011, the Bank had $266.0 million in outstanding advances from the FHLB-NY.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third party custodian. At December 31, 2011, the Bank had borrowed $66.1 million through securities sold under agreements to repurchase.

The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2011, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities

At December 31, 2011, the Bank owned four subsidiaries – OceanFirst Services, LLC, OceanFirst REIT Holdings, Inc., 975 Holdings, LLC and Columbia (inactive).

OceanFirst Services, LLC was originally organized in 1982. In 1998, the Bank began to sell non-deposit investment products (annuities, mutual funds and insurance) through a third-party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales. OFB Reinsurance, Ltd. was established in 2002 as a subsidiary of OceanFirst Services, LLC to reinsure a percentage of the private mortgage insurance (“PMI”) risks on one-to-four family residential mortgages originated by the Bank and Columbia.

OceanFirst REIT Holdings, Inc. was established in 2007 and acts as the holding company for OceanFirst Realty Corp. OceanFirst Realty Corp. was established in 1997 and invests in qualifying mortgage loans and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future.

975 Holdings, LLC was established in 2010 as a wholly-owned service corporation of the Bank for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.

Columbia was a mortgage banking company acquired by the Bank in 2000 which was shuttered in 2007 and is now inactive.

Personnel

As of December 31, 2011, the Bank had 337 full-time employees and 78 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. Under the Dodd-Frank Act the Office of Thrift Supervision (“OTS”), which had been the primary federal regulator for the Company and the Bank, ceased to exist in July of 2011. At that time, the OCC, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts such as the Bank. Additionally, the FRB will now supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company.

As a savings and loan holding company, the Company is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. The Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Dodd-Frank Act. The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, compliance and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense. The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators (the OCC in the case of the Bank), although the CFPB will have back-up authority over such institutions. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. On June 29, 2011, the FRB issued a final rule which would cap an issuer’s debit-card interchange base fee at twenty-one cents ($0.21) per transaction and allow an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Bank’s average interchange fee per transaction is forty cents ($0.40). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2011, the Bank’s revenues from interchange fees were $2.0 million, as compared to $1.8 million in 2010. The rules were effective October 1, 2011.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal banking agencies to promulgate rules prohibiting excessive compensation paid to bank executives, regardless of whether the company is publicly traded. These rules require each bank with assets greater than $1 billion, such as the Bank, to make annual confidential disclosures to its primary Federal regulator detailing incentive compensation plans. The rules prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation or that would expose the bank to inappropriate risks by providing compensation that could lead to a material financial loss.

It is still uncertain how full implementation of and promulgation of rules under the Dodd-Frank Act, will affect the Bank. As the OCC and the FRB now regulate and supervise savings associations and savings and loan holding companies, existing regulations may be repealed or modified. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company, is subject to change and is qualified in its entirety by reference to the actual laws and regulations involved.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of Federal law. Generally, a unitary savings and loan holding company, such as the Company, is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the FRB and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the FRB considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

Holding Company Capital Requirements. Under the Dodd-Frank Act, the FRB is authorized and directed to establish capital requirements for savings and loan holding companies. These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the FRB to apply to savings and loan holding companies, consolidated capital requirements that are no less stringent than those applied to depository institutions as of May 19, 2009. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets, like the Company.

The FRB has stated that it is considering applying the same consolidated risk-based and leverage capital requirements to savings and loan holding companies as those applied to bank holding companies under Basel III, to the extent reasonable and feasible taking into consideration the unique characteristics of savings and loan holding companies and requirements of the Home Owners Loan Act. The FRB expects these rules to be finalized in 2012 and for implementation to begin in 2013.

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CBCA”) and applicable regulations, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the FRB has found that the acquisition will not result in a change of control of the Company. Under CBCA, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Capital Requirements. Capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the regulatory examination rating system and which are not experiencing significant growth) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish minimum capital standards. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of core and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet activities, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include certain capital instruments that do not qualify as core capital, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The OCC has authority to establish individual minimum capital requirements in cases where it is determined that a particular institution’s capital level is or may become, inadequate in light of the circumstances involved.

The following table presents the Bank’s capital position at December 31, 2011. The Bank met each of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)

Tangible	$217,022	$34,593	$182,429	9.41%	1.50%

Core (Leverage)	217,022	92,247	124,775	9.41	4.00

Risk-based	230,825	112,595	118,230	16.40	8.00

Prompt Corrective Regulatory Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OCC regulations, an institution shall be deemed to be: (i) well-capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and if it is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and if it does not meet the definition of well-capitalized; (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% in certain circumstances); (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. For purposes of these regulations, “core capital”, discussed above, constitutes Tier 1 capital. Federal law authorizes the OCC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized.)

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments and the FDIC has adopted a risk-based system for determining deposit insurance assessments.

Federal law requires that the designated reserve ratio for the DIF be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the DIF’s reserve ratio. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratio to its required level of 1.15 percent within five years. On February 27, 2009, the FDIC took action to extend the restoration plan horizon to seven years.

The amended restoration plan was accompanied by a final rule that set assessment rates and made adjustments that improved how the assessment system differentiates for risk. At the time, most banks were in the best risk category and paid anywhere from 12 to 14 cents per $100 of deposits for insurance. Under the final rule, banks in this category paid initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

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

On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The changes were effective beginning with the second quarter of 2011. The rule finalizes a target size for the Deposit Insurance Fund at 2% of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.

Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. In addition, all non-interest-bearing deposit accounts will receive unlimited insurance until December 31, 2012.

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

The total expense incurred in 2011 and 2010 for the deposit insurance assessment and the FICO payments was $2.1 million and $2.3 million, respectively.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2011, the Bank’s limit on loans to one borrower was $32.6 million. At December 31, 2011, the Bank’s maximum loan exposure to a single borrower was $18.1 million.

Qualified Thrift Lender Test. The Home Owners Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period. Additionally, education loans, credit card loans and small business loans may be considered “qualified thrift investments.” Any institution which fails to meet the qualified thrift lender test will be subject to certain limitations on its activity.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2011, the Bank met the qualified thrift lender test.

Limitation on Capital Distributions. Applicable regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OCC, is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under the regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the FRB of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the FRB or OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the FRB or OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the FRB or OCC determine that such distribution would constitute an unsafe or unsound practice. If the FRB or OCC objects to the Bank’s notice to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act may limit the Company’s ability to pay dividends or repurchase stock in the future.

Assessments. Savings institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the fiscal year ended December 31, 2011 totaled $466,000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2011 of $18.2 million.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2012, the Federal Reserve Board has set the 3% reserve limit at $11.5 million and the exemption of $71.0 million.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2011 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

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

OceanFirst REIT Holdings, Inc. files a New Jersey income tax return which includes income earned by OceanFirst REIT Holdings, Inc. and by OceanFirst Realty Corp. OceanFirst REIT Holdings, Inc. qualifies as a New Jersey Investment Company and is taxed at a rate presently equal to 3.60% of taxable income.

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

•

The Company may be required to pay significantly higher FDIC deposit insurance premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

A continued downturn in the local economy or in local real estate values could hurt profits. Most of the Bank’s loans are secured by real estate or are made to businesses in Ocean and Monmouth Counties, New Jersey and the surrounding area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which could hurt profits. Prior to 2007 there was a significant increase in real estate values in the Bank’s market area. Since that time, there has been a weakening in the local economy with rising unemployment coupled with declining real estate values and increases in non-performing mortgage loans, particularly residential loans. Based upon sales data for 2011 from the Ocean and Monmouth Counties Multiple Listing Service, home values in the Company’s primary market area have declined by approximately 19% from the peak of the market in 2006. A further decline in real estate values could cause additional residential and commercial mortgage loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.

Changes in interest rates or a prolonged period of low interest rates could adversely affect results of operations and financial condition. The Bank’s ability to make a profit largely depends on net interest income, which could be negatively affected by changes in interest rates. The interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities are generally fixed for a contractual period of time. Interest-bearing liabilities generally have shorter contractual maturities than interest-earning assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on interest-earning assets may not increase as rapidly as the interest paid on interest-bearing liabilities.

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

In January 2012 the Federal Reserve Open Market Committee announced their expectation to maintain short-term interest rates at low levels through mid 2014. The continuation of the current low interest rate environment will likely adversely affect the Company’s net interest margin and net interest income for 2012.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to examination and regulation by the FRB. The Bank is subject to extensive regulation, supervision and examination by the OCC, its primary federal regulator, and by the FDIC, as insurer of deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. The purpose of the laws and regulations that govern the Company and the Bank’s operations are designed for the protection of depositors and the public, but not the Company’s stockholders.

In July of 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act is a broad legislative initiative that will significantly change the current bank regulatory structure and affect the operating activities of financial institutions and their holding companies. Under the Dodd-Frank Act the OTS, which had been the primary federal regulator for the Company and the Bank, ceased to exist in July of 2011. At that time the OCC, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts such as the Bank. The FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including the Company. In addition, the Dodd-Frank Act creates the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. On June 29, 2011, the FRB issued a final rule which would cap an issuer’s debit-card interchange base fee at twenty-one cents ($0.21) per transaction and allow an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Bank’s average interchange fee per transaction is forty cents ($0.40). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from this rule, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2011, the Bank’s revenues from interchange fees were $2.0 million, as compared to $1.8 million in 2010. The rules were effective October 1, 2011. Also, effective July 21, 2011 is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. It is difficult to predict at this time what specific impact the Dodd-Frank Act, the yet to be adopted implementing rules and regulations, the change in the Company’s and the Bank’s regulators, or any other changes or law or regulation, will have on the Company and the Bank. However, it is expected that at a minimum they will increase the Company’s operating and compliance costs and could also increase interest expense and decrease revenue.

The recently publicized foreclosure issues affecting the nation’s largest mortgage loan servicers could impact the Bank’s foreclosure process. Several of the nation’s largest mortgage loan servicers have experienced highly publicized issues with respect to their foreclosure processes. As a result, some of these servicers have experienced moratoriums on their foreclosures and have been the subject of state attorney general scrutiny and consumer lawsuits, although the largest mortgage loan servicers have recently reached a settlement with the states. In light of these issues, the Bank has reviewed its foreclosure policies and procedures and has not found it necessary to interrupt any foreclosures. Over the past few years, foreclosure timelines have increased significantly due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases. These delays were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These issues and the potential legal and regulatory responses could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders, including the Bank, which might result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses.

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

Changes in the fair value of securities may reduce stockholder’s equity and net income. At December 31, 2011, the Company maintained a securities portfolio of $530.2 million all of which was classified as available for sale. The estimated fair value of the available for sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholder’s equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholder’s equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

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

At December 31, 2011, the securities available for sale portfolio included corporate debt securities issued by national and regional banks. The portfolio consisted of eleven $5.0 million issues spread among eight issuers. At December 31, 2011, the securities had a book value of $55.0 million and an estimated fair value of $39.4 million. The Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.

Increased emphasis on commercial lending, or the Bank’s offering of alternative credit products, may expose the Bank to increased lending risks. At December 31, 2011, $506.6 million, or 31.9%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial business loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. In addition, even within its residential loan portfolio, the Bank offers several alternative credit products, including one-to-four family loans with interest-only payment requirements for the first five, seven or ten years of the mortgage loan term. As a result, borrowers will face substantial increases in loan payment amounts as these loans begin to amortize. These loans expose the Bank to greater risk than traditional, fully amortizing one-to-four family residential mortgage loans.

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

The Company’s mortgage servicing rights may become impaired which could hurt profits. Mortgage servicing rights are carried at the lower of cost or fair value. Any impairment is recognized as a reduction to servicing fee income. In the event that loan prepayments continue to increase due to increased loan refinancing, the fair value of mortgage servicing rights would likely decline.

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

Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect profitability and liquidity. The Company has substantial competition in originating loans, both commercial and consumer, in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Company’s net income by decreasing the number and size of loans that the Bank originates and the interest rates charged on these loans.

In attracting business and consumer deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of its competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, stronger asset quality and performance, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could materially adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain which could increase the cost of funds.

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

The Bank’s ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market. Over the past few years, the Bank has faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for thirty-year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low The Bank expects that one-to-four family mortgage loan prepayments will remain at elevated levels and will continue to outpace the production of loans to be held for portfolio. As a result of these factors, it may be difficult for the Bank to grow the residential mortgage loan portfolio, which could have a materially adverse impact on the Bank’s earnings.

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

There is no guaranty that the Company will be able to continue to pay a dividend or, if continued, will be able to pay a dividend at the current rate. The Board of Directors of the Company determines at its discretion if, when and the amount of dividends that may be paid on the common stock. In making such determination, the Board of Directors takes into account various factors including economic conditions, earnings, liquidity needs, the financial condition of the Company, applicable state law, regulatory requirements and other factors deemed relevant by the Board of Directors. Although the Company has a history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future, particularly in the event of changes in those factors which may affect the Board of Directors’ determination to pay a dividend.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Bank conducts its business through its administrative office, which includes a branch office, and 23 other full service offices located in Ocean, Monmouth and Middlesex Counties, and through a trust and wealth management office.

Item 3.	Legal Proceedings

The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Stock Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2011 and 2010.

2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$14.02	$14.50	$13.84	$13.83
Low	12.68	12.41	11.07	11.42

2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$11.58	$13.39	$13.17	$13.35
Low	9.84	11.46	11.09	11.89

As of December 31, 2011, the Company had approximately 2,700 shareholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Stock Performance Graph

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index and the SNL Thrift Index for the period December 31, 2006 through December 31, 2011. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

OceanFirst Financial Corp.	100.00	72.23	79.58	57.87	68.68	72.22
Nasdaq Composite Index	100.00	110.66	66.42	96.54	114.06	113.16
SNL Thrift Index	100.00	59.99	38.18	35.60	37.20	31.30

For the years ended December 31, 2011 and 2010, the Company paid an annual cash dividend of $.48 per share.

On October 31, 2011, the Company announced its intention to repurchase up to 942,306 shares or 5% of its outstanding common stock. Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	—	—	—	942,306
November 1, 2011 through November 30, 2011	68,000	13.19	68,000	874,306
December 1, 2011 through December 31, 2011	97,154	12.86	97,154	777,152

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2011	2010	2009	2008	2007

(dollars in thousands)
Selected Financial Condition Data:

Total assets	$2,302,094	$2,251,330	$2,030,028	$1,857,946	$1,927,499
Investment securities available for sale	165,279	91,918	37,267	34,364	57,625
Federal Home Loan Bank of New York stock	18,160	16,928	19,434	20,910	22,941
Mortgage-backed securities available for sale	364,931	341,175	213,622	40,801	54,137
Loans receivable, net	1,563,019	1,660,788	1,629,284	1,648,378	1,675,919
Mortgage loans held for sale	9,297	6,674	5,658	3,903	6,072
Deposits	1,706,083	1,663,968	1,364,199	1,274,132	1,283,790
Federal Home Loan Bank advances	266,000	265,000	333,000	359,900	393,000
Securities sold under agreements to repurchase and other borrowings	93,601	95,364	92,073	89,922	109,307
Stockholders’ equity	216,849	201,251	183,536	119,783	124,306

	For the Year Ended December 31,
	2011	2010	2009	2008	2007

(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$95,387	$101,367	$95,861	$103,405	$114,964
Interest expense	18,060	24,253	30,398	45,382	62,040

Net interest income	77,327	77,114	65,463	58,023	52,924
Provision for loan losses	7,750	8,000	5,700	1,775	700

Net interest income after provision for loan losses	69,577	69,114	59,763	56,248	52,224
Other income	15,301	15,312	15,589	12,823	2,531
Operating expenses	52,664	53,647	50,544	47,447	53,820

Income before provision (benefit) for income taxes	32,214	30,779	24,808	21,624	935
Provision (benefit) for income taxes	11,473	10,401	9,155	6,860	(140)

Net income	20,741	20,378	15,653	14,764	1,075
Dividends on preferred stock and discount accretion	—	—	3,170	—	—

Net income available to common stockholders	$20,741	$20,378	$12,483	$14,764	$1,075

Basic earnings per share	$1.14	$1.12	$.98	$1.27	$.09

Diluted earnings per share	$1.14	$1.12	$.98	$1.26	$.09

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007

Selected Financial Ratios and Other Data (1):

Performance Ratios:

Return on average assets	.91%	.93%	.82%	.78%	.05%
Return on average stockholders’ equity	9.88	10.62	9.35	11.98	.86
Stockholders’ equity to total assets	9.42	8.94	9.04	6.45	6.45
Tangible equity to tangible assets	9.42	8.94	9.04	6.45	6.45
Average interest rate spread (2)	3.48	3.56	3.42	3.00	2.50
Net interest margin (3)	3.59	3.69	3.63	3.24	2.79
Average interest-earning assets to average interest-bearing liabilities	113.15	111.99	112.36	109.47	108.96
Operating expenses to average assets	2.32	2.44	2.66	2.52	2.70
Efficiency ratio (4)	56.86	58.04	62.36	66.97	97.05

Asset Quality Ratios:

Non-performing loans as a percent of total loans receivable (5)(6)(7)	2.77	2.23	1.72	.97	.52
Non-performing assets as a percent of total assets (6)(7)	2.00	1.77	1.52	.92	.48
Allowance for loan losses as a percent of total loans receivable (5)(7)	1.15	1.17	.89	.70	.62
Allowance for loan losses as a percent of total non-performing loans (6)(7)	41.42	52.48	51.99	72.71	119.76

Per Share Data:

Cash dividends per common share	$.48	$.48	$.80	$.80	$.80
Stockholders’ equity per common share at end of period	11.61	10.69	9.75	9.69	10.07
Tangible stockholders’ equity per common share at end of period	11.61	10.69	9.75	9.69	10.07

Number of full-service customer facilities:	24	23	23	23	20

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.
(2)	The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(5)	Total loans receivable includes loans receivable and loans held for sale.
(6)	Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans.
(7)	As discussed in the section “Allowance for Loan Losses”, during the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Without the additional charge-off of $5.7 million recorded in 2011, the Company would have reported the following as of December 31, 2011: non-performing loans as a percent of total loans receivable of 3.12%; non-performing assets as a percent of total assets of 2.24%; allowance for loan losses as a percent of total loans receivable of 1.50%; and allowance for loan losses as a percent of total non-performing loans of 48.12%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”).

The Company conducts business primarily through its ownership of the Bank which operates its administrative/branch office located in Toms River and twenty-three other branch offices. Nineteen of the offices are located in Ocean County, New Jersey, with four branches in Monmouth County and one in Middlesex County. The Bank also operates a trust and wealth management office in Manchester, New Jersey.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, reverse mortgage loan originations, loan servicing, merchant check card services, deposit account services, the sale of alternative investments, trust and asset management services and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, federal deposit insurance, data processing, marketing, and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions including levels of unemployment and real estate values as well as changes in market interest rates, government policies and actions of regulatory agencies.

Strategy

The Company operates as a consumer-oriented bank, with a strong focus on its local community. The Bank is the oldest and largest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with larger and out-of-market financial service providers through its local focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products.

The Company’s strategy has been to consistently grow profitability while limiting credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to (1) grow commercial loans receivable through the offering of commercial lending services to local businesses; (2) grow core deposits (defined as all deposits other than time deposits) through product offerings appealing to a broadened customer base and de novo branch expansion; and (3) increase non-interest income by expanding the menu of fee-based products and services.

With industry consolidation eliminating most locally-headquartered competitors, concurrent with the conversion, the Company perceived an opportunity to fill a void for locally-delivered commercial loan and deposit services. As such, the Bank assembled an experienced team of business banking professionals responsible for offering commercial loan and deposit services and merchant check card services to local businesses. As a result of this initiative, commercial loans represented 31.9% of the Bank’s total loans at December 31, 2011 as compared to 19.9% at December 31, 2006 and only 3.6% at December 31, 1997. Despite the Bank’s focus, commercial loan balances declined by $5.2 million, or 1.0%, in 2011, due to tepid loan demand in the weak economy and prepayments of certain loan relationships. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring.

The Bank seeks to increase core deposit market share in its primary market area by expanding the branch network and improving market penetration. Over the past sixteen years through December 31, 2011, the Bank has opened sixteen branch offices, twelve in Ocean County and four in Monmouth County. The Bank is continually evaluating additional office sites within its existing market area. The Bank opened its twenty-fourth branch office in late 2011. The branch is located within a senior housing development, Harrogate, in Lakewood, New Jersey and maintains limited hours for residents and employees of the retirement community. The Bank currently plans to open an additional branch office in Jackson, New Jersey in late 2012 or early 2013.

Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. Additionally, marketing and incentive plans have focused on core account growth. As a result of these efforts the Bank’s core deposit ratio has grown to 84.2% at December 31, 2011 as compared to 60.5% at December 31, 2006 and only 33.0% at December 31, 1997. Core deposits are generally considered a less expensive and more stable funding source than certificates of deposit.

Management continues to diversify the Bank’s product line in order to enhance non-interest income. The Bank offers alternative investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. The products are non-proprietary, sold through a third party vendor, and provide the Bank with fee income opportunities. In early 2005, the alternative investment program was expanded to add Licensed Bank Employees which allows the Bank to capture more of the revenue associated with the sale of investment products. The Bank offers trust and asset management services and has also expanded the non-interest income received from business relationships by offering fee based products, including merchant services. As a result of these initiatives, income from fees and service charges has increased to $11.4 million for the year ended December 31, 2011 as compared to $10.5 million for the year ended December 31, 2006 and only $1.4 million for the year ended December 31, 1997. The Bank also offers reverse mortgage loans which are sold into the secondary market. The gain on sale from selling reverse mortgages is included in the net gain on sales of loans available for sale.

In addition to the objectives described above, in 2011 the Company determined to more actively manage its capital position to improve return on equity. In the fourth quarter of 2011, the Company announced its intention to repurchase up to 942,306 shares, or 5%, of its outstanding common stock. Through December 31, 2011, the Company had repurchased 165,154 shares of common stock for $2.1 million.

Summary

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. In 2011, the Company’s net interest margin has contracted as compared to prior year periods. Due to the low interest rate environment, high loan refinance volume has caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix has shifted as higher-yielding loans have decreased due to weak demand, prepayments and the sale of newly originated 30-year fixed-rate one-to-four family loans, while lower-yielding interest-earning deposits and securities have increased. Management expects the low interest rate environment to continue beyond 2012, resulting in further pressure on the net interest margin. In addition to the interest rate environment, the Company is dependent upon national and local economic conditions. The overall economy remains weak with continued high unemployment coupled with concern surrounding the housing market. These conditions have had an adverse impact on the Company’s results of operations.

Highlights of the Company’s financial results for the year ended December 31, 2011 were as follows:

Total assets increased to $2.302 billion at December 31, 2011, from $2.251 billion at December 31, 2010. Loans receivable, net decreased $97.8 million, or 5.9%, at December 31, 2011, as compared to December 31, 2010 primarily due to weak demand, prepayments resulting from the low interest rate environment and the sale of newly originated 30-year fixed-rate one-to-four family loans. Investment securities available for sale increased by $73.4 million, or 79.8%, to $165.3 million at December 31, 2011, from $91.9 million at December 31, 2010.

Deposits increased by $42.1 million, or 2.5%, at December 31, 2011, as compared to December 31, 2010. An increase of $58.3 million in core deposits (i.e. all deposits excluding time deposits) was partly offset by a decline in time deposits, which decreased $16.2 million. At December 31, 2011, core deposits, a key focus for the Company, represented 84.2% of total deposits.

For the year ended December 31, 2011, net income increased to $20.7 million, or $1.14 per diluted share, as compared to net income of $20.4 million, or $1.12 per diluted share for the prior year. For the year ended December 31, 2010, diluted earnings per share included $922,000, or $.05 per share, relating to the reduction in the state tax valuation allowance.

Net interest income for the year ended December 31, 2011 increased to $77.3 million, as compared to $77.1 million in the prior year, reflecting greater average interest-earning assets partly offset by a decrease in the net interest margin to 3.59% for the year ended December 31, 2011 as compared to 3.69% in the prior year.

The provision for loan losses decreased to $7.8 million for the year ended December 31, 2011 as compared to $8.0 million for the prior year. The Company’s non-performing loans totaled $44.0 million at December 31, 2011, an increase from $37.5 million at December 31, 2010 primarily due to the second quarter addition of one large commercial real estate relationship and an increase in non-performing one-to-four family loans.

The Company remains well-capitalized with a tangible common equity ratio of 9.42%. Return on average stockholders’ equity was 9.88%, for the year ended December 31, 2011, as compared to 10.62%, for the prior year as the Company continued to build equity.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2011 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio based on management’s evaluation of the risks inherent in the Bank’s loan portfolio and the general economy. The Bank maintains the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses when payment is received. The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio resulting from management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan. The Company modified its charge-off policy in 2011 as discussed below.

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated and where the Company has not already taken an interim charge-off. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate and collateral dependent residential mortgage loans greater than 90 days delinquent. The specific allowance, or general reserve allocation for collateral dependent residential mortgage loans, represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes. The loan portfolio is further segmented by delinquency status and risk rating. An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually as foreclosure timelines have recently increased significantly. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans 90 days delinquent not secured by real estate, the Bank evaluates the fair value of the collateral and personal guarantees, if any, and identifies an estimated loss for the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent a historical loss rate is determined for each loan segment. To determine the loss rate, the Bank utilizes a rolling four quarter average of loan losses as a percent of loan principal adjusted for the estimated probability of default. The historical loss rate is adjusted for certain environmental factors including current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit.

During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter of 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss experience as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011. Without the additional charge-offs of $5.7 million recorded in the fourth quarter of 2011, the Company would have reported the following as of and for the year ended December 31, 2011: total charge-offs of $3.6 million; allowance for loan losses of $23.9 million; total non-performing loans of $49.7 million; allowance for loan losses as percent of total loans receivable of 1.50%; allowance for loan losses as percent of total non-performing loans of 48.12%; non-performing loans as a percent of total loans receivable of 3.12%; and non-performing assets as a percent of total assets of 2.24%.

An overwhelming percentage of the Bank’s loan portfolio, 97.1%, is secured by real estate whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment.

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

Reserve for Repurchased Loans

The reserve for repurchased loans relates to potential losses on loans sold which may have to be repurchased due to an early payment default, or a violation of representations and warranties. Provisions for losses are charged to gain on sale of loans and credited to the reserve, which is part of other liabilities, while actual losses are charged to the reserve. In order to estimate an appropriate reserve for repurchased loans, the Bank considers recent and historical experience, product type and volume of recent whole loan sales and the general economic environment. Management believes that the Bank has established and maintained the reserve for repurchased loans at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.

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

The fair value of MSR is sensitive to changes in assumptions. Fluctuations in prepayment speed assumptions have the most significant impact on the fair value of MSR. In the event that loan prepayments continue to increase due to increased loan refinancing, the fair value of MSR would likely decline. In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of MSR would likely increase. Additionally, due to the economic downturn, default rates and servicing costs may increase in future periods which would result in a decline in the fair value of MSR. Any measurement of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

Impairment of Securities

On a quarterly basis the Company evaluates whether any securities are other-than-temporarily impaired. In making this determination, the Company considers the extent and duration of the impairment, the nature and financial health of the issuer, the ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value and other factors relevant to specific securities, such as the credit risk of the issuer and whether a guarantee or insurance applies to the security. If a security is determined to be other-than-temporarily impaired, the impairment is charged to income during the period the impairment is found to exist, resulting in a reduction to earnings for that period. During 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000.

As of December 31, 2011, the Company concluded that any remaining unrealized losses in the securities available for sale portfolios were temporary in nature because they were primarily related to market interest rates, market illiquidity and wider credit spreads for these types of securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that could materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for each of the years ended December 31, 2011, 2010 and 2009. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	Years Ended December 31,
	2011			2010			2009

(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$34,939	$70	.20%	$11,252	$28	.25%	$—	$—	—%
Investment securities (1)	148,055	1,432	.97	65,595	628	.96	55,859	888	1.59
FHLB-NY stock	17,984	831	4.62	20,838	1,028	4.93	16,435	866	5.27
Mortgage-backed securities (1)	336,807	10,060	2.99	336,286	11,503	3.42	91,660	3,512	3.83
Loans receivable, net (2)	1,616,360	82,994	5.13	1,653,367	88,180	5.33	1,639,992	90,595	5.52

Total interest-earning assets	2,154,145	95,387	4.43	2,087,338	101,367	4.86	1,803,946	95,861	5.31

Non-interest-earning assets	117,010			113,689			94,397

Total assets	$2,271,155			$2,201,027			$1,898,343

Liabilities and Equity:
Interest-bearing liabilities:
Money market deposit accounts	$116,295	454	.39%	$104,833	597	.57%	$91,695	678	.74%
Savings accounts	221,311	481	.22	241,762	1,732	.72	223,230	1,975	.88
Interest-bearing checking accounts	924,789	4,624	.50	761,854	6,418	.84	588,923	7,056	1.20
Time deposits	272,198	4,842	1.78	298,534	5,593	1.87	341,999	8,323	2.43

Total	1,534,593	10,401	.68	1,406,983	14,340	1.02	1,245,847	18,032	1.45
FHLB advances	270,741	6,572	2.43	358,352	8,629	2.41	263,896	10,849	4.11
Securities sold under agreements to repurchase	70,982	283	.40	70,983	434	.61	68,272	589	.86
Other borrowings	27,500	804	2.92	27,500	850	3.09	27,500	928	3.37

Total interest-bearing liabilities	1,903,816	18,060	.95	1,863,818	24,253	1.30	1,605,515	30,398	1.89

Non-interest-bearing deposits	142,478			127,535			110,740
Non-interest-bearing liabilities	14,919			17,764			14,691

Total liabilities	2,061,213			2,009,117			1,730,946
Stockholders’ equity	209,942			191,910			167,397

Total liabilities and equity	$2,271,155			$2,201,027			$1,898,343

Net interest income		$77,327			$77,114			$65,463

Net interest rate spread (3)			3.48%			3.56%			3.42%

Net interest margin (4)			3.59%			3.69%			3.63%

Ratio of interest-earning assets to interest-bearing liabilities	113.15%			111.99%			112.36%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Interest-earning deposits and short-term investments	$42	$—	$42	$28	$—	$28
Investment securities	797	7	804	136	(396)	(260)
FHLB-NY stock	(135)	(62)	(197)	221	(59)	162
Mortgage-backed securities	18	(1,461)	(1,443)	8,405	(414)	7,991
Loans receivable, net	(1,938)	(3,248)	(5,186)	731	(3,146)	(2,415)

Total interest-earning assets	(1,216)	(4,764)	(5,980)	9,521	(4,015)	5,506

Interest-bearing liabilities:
Money market deposit accounts	60	(203)	(143)	89	(170)	(81)
Savings accounts	(136)	(1,115)	(1,251)	148	(391)	(243)
Interest-bearing checking accounts	1,171	(2,965)	(1,794)	1,782	(2,420)	(638)
Time deposits	(486)	(265)	(751)	(970)	(1,760)	(2,730)

Total	609	(4,548)	(3,939)	1,049	(4,741)	(3,692)

FHLB advances	(2,128)	71	(2,057)	3,133	(5,353)	(2,220)
Securities sold under agreements to repurchase	—	(151)	(151)	22	(177)	(155)
Other borrowings	—	(46)	(46)	—	(78)	(78)

Total interest-bearing liabilities	(1,519)	(4,674)	(6,193)	4,204	(10,349)	(6,145)

Net change in net interest income	$303	$(90)	$213	$5,317	$6,334	$11,651

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets at December 31, 2011 were $2.302 billion, an increase of $50.8 million, or 2.3%, compared to $2.251 billion at December 31, 2010.

Cash and due from banks increased by $46.1 million, to $77.5 million at December 31, 2011, as compared to $31.5 million at December 31, 2010. Investment securities available for sale increased $73.4 million, or 79.8%, to $165.3 million at December 31, 2011, as compared to $91.9 million at December 31, 2010, due to purchases of government agency securities. The increases in cash and due from banks and investment securities available for sale were attributable to the reduction in loans and the increase in deposits as described below.

Loans receivable, net decreased by $97.8 million, or 5.9%, to a balance of $1.563 billion at December 31, 2011, as compared to a balance of $1.661 billion at December 31, 2010, primarily due to weak demand, prepayments resulting from the low interest rate environment, and sales of newly originated 30-year fixed-rate one-to-four family loans.

Total deposits increased $42.1 million, or 2.5%, to $1.706 billion at December 30, 2011, from $1.664 billion at December 31, 2010. An increase of $58.3 million in core deposits (i.e. all deposits excluding time deposits) was partly offset by a decline in time deposits of $16.2 million.

Stockholders’ equity at December 31, 2011 increased by 7.8%, to $216.8 million, as compared to $201.3 million at December 31, 2010, primarily due to net income and a reduction in accumulated other comprehensive loss partly offset by the cash dividend on common stock and by the repurchase of 165,154 shares of common stock for $2.1 million.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

General

Net income for year ended December 31, 2011 increased to $20.7 million, as compared to net income of $20.4 million for the prior year. On a per share basis, diluted earnings per share increased 1.8%, to $1.14, for the year ended December 31, 2011, as compared to $1.12 for the prior year. For the year ended December 31, 2010, diluted earnings per share included $922,000, or $.05 per share, relating to the reduction in the state tax valuation allowance.

Interest Income

Interest income for the year ended December 31, 2011 was $95.4 million as compared to $101.4 million for the year ended December 31, 2010. The yield on interest-earning assets declined to 4.43% for the year ended December 31, 2011, as compared to 4.86% for the prior year. This decline was due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding interest-earning deposits and investment securities, as well as the continued low interest rate environment, which caused asset yields to decline. The low interest rate environment also caused high loan refinance volume which resulted in yields on loans and mortgage-backed securities to trend downward. Average interest-earning assets increased by $66.8 million, or 3.2%, for the year ended December 31, 2011, as compared to the prior year. The increase in average interest-earning assets was primarily due to an increase in average investment securities of $82.5 million for the year ended December 31, 2011 as compared to the prior year and an increase in average interest-earning deposits and short-term investments of $23.7 million. These increases were offset by a decrease in average loans receivable, net, of $37.0 million.

Interest Expense

Interest expense for year ended December 31, 2011 was $18.1 million compared to $24.3 million for the year ended December 31, 2010. The cost of interest-bearing liabilities decreased to 0.95% for the year ended December 31, 2011 as compared to 1.30% for the prior year. Average interest-bearing liabilities increased by $40.0 million for the year ended December 31, 2011, as compared to the prior year. The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits of $127.6 million, offset by a decrease in average FHLB advances of $87.6 million.

Net Interest Income

Net interest income for the year ended December 31, 2011 was $77.3 million, as compared to $77.1 million in the prior year, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.59% for the year ended December 31, 2011 from 3.69% in the prior year.

Provision for Loan Losses

For the year ended December 31, 2011, the provision for loan losses was $7.8 million, as compared to $8.0 million for the prior year. Non-performing loans increased $6.5 million, to $44.0 million at December 31, 2011 from $37.5 million at December 31, 2010. The increase is primarily due to the second quarter addition of a $6.4 million loan relationship secured by commercial and residential real estate, all business assets and a personal guarantee. An appraisal performed in May 2011 values the real estate collateral at $8.7 million. Most of the remaining increase in non-performing loans is related to a net increase in non-performing one-to-four family loans of $2.6 million. Loans receivable, net decreased by $97.8 million at December 31, 2011 as compared to December 31, 2010. Net loan charge-offs increased to $9.2 million for the year ended December 31, 2011, as compared to $3.0 million for the prior year. During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter of 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss history as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011. Without the additional charge-offs of $5.7 million recorded in the fourth quarter of 2011, the Company would have reported the following as of and for the year ended December 31, 2011: total charge-offs of $3.6 million; allowance for loan losses of

$23.9 million; total non-performing loans of $49.7 million; allowance for loan losses as percent of total loans receivable of 1.50%; allowance for loan losses as percent of total non-performing loans of 48.12%; non-performing loans as a percent of total loans receivable of 3.12%; and non-performing assets as a percent of total assets of 2.24%.

Other Income

Other income for the year ended December 31, 2011, was unchanged at $15.3 million. For the year the ended December 31, 2011, the net gain on the sale of loans decreased $655,000 due to a decline in the volume of loans sold. Additionally, during 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000. For the year ended December 31, 2011, the lower gain on sale of loans and the impairment loss were largely offset by an increase in income from Bank owned life insurance of $327,000 and an increase in fees and service charges of $217,000.

Operating Expenses

Operating expenses decreased by 1.8%, to $52.7 million for the year ended December 31, 2011, as compared to $53.6 million for the prior year. The decrease for the year ended December 31, 2011 as compared to the prior year was partly due to lower compensation and employee benefit costs, which decreased by $71,000, or 0.3%, to $28.1 million due to a reduction in headcount. Federal deposit insurance decreased by $152,000 due to a lower assessment rate and a change in the assessment methodology from deposit-based to a total liability-based assessment. For the year ended December 31, 2011, occupancy expense benefited by $184,000 from the negotiated settlement of the remaining office lease obligation at Columbia. Additionally, legal expense decreased $305,000 for the year ended December 31, 2011 as compared to the prior year and general and administrative expense decreased $290,000 primarily due to a decrease in correspondent bank charges.

Provision for Income Taxes

The provision for income taxes was $11.5 million for the year ended December 31, 2011, as compared to $10.4 million for the prior year. The effective tax rate increased to 35.6% for the year ended December 31, 2011, as compared to 33.8%, in the same prior year period. The increase in the effective tax rate was due to the fourth quarter 2010 reduction in the state tax valuation allowance of $922,000.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General

Net income available to common stockholders increased to $20.4 million for the year ended December 31, 2010, as compared to $12.5 million for the year ended December 31, 2009, an increase of 63.2%. Diluted earnings per share increased to $1.12 for the year ended December 31, 2010, as compared to $.98 for the same prior year period. Diluted earnings per share reflects the higher number of average diluted shares outstanding from the public issuance of an additional 6,389,400 common shares in November 2009. Additionally, diluted earnings per share includes $922,000, or $0.05 per share, relating to a reduction in the state deferred tax valuation allowance.

Interest Income

Interest income for the year ended December 31, 2010 was $101.4 million, as compared to $95.9 million for the year ended December 31, 2009 reflecting greater interest-earning assets. Average interest-earning assets increased $283.4 million for the year ended December 31, 2010, as compared to the same prior year period. The increase was primarily in average mortgage-backed securities which increased $244.6 million.

Interest Expense

Interest expense for the year ended December 31, 2010 was $24.3 million, as compared to $30.4 million for the year ended December 31, 2009. The cost of interest-bearing liabilities decreased to 1.30% for the year ended December 31, 2010, as compared to 1.89% for the prior year due to the lower interest rate environment. Average interest-bearing liabilities increased by $258.3 million for the year ended December 31, 2010, as compared to the prior year. The increase was primarily in average core deposits, which increased $204.6 million and average FHLB advances, which increased $94.5 million, partly offset by a decrease in average time deposits of $43.5 million. The increases in average core deposits and average borrowings were primarily used to fund the increase in average mortgage-backed securities.

Net Interest Income

Net interest income for the year ended December 31, 2010 increased to $77.1 million, as compared to $65.5 million in the prior year, reflecting a higher net interest margin and higher levels of interest-earning assets. The net interest margin increased to 3.69% for the year ended December 31, 2010 from 3.63% in the prior year.

Provision for Loan Losses

For the year ended December 31, 2010, the Company’s provision for loan losses was $8.0 million, as compared to $5.7 million for the prior year, primarily due to the increase in non-performing loans, continued economic stress and higher loan balances. Non-performing loans increased $9.2 million, or 32.5%, to $37.5 million at December 31, 2010, from $28.3 million at December 31, 2009, primarily due to increased delinquencies in residential mortgages caused by continued high unemployment and the difficult economic environment. Net charge-offs increased to $3.0 million for the year ended December 31, 2010, as compared to $2.6 million for the same prior year period.

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

At December 31, 2011 and 2010, the Bank had no outstanding overnight borrowings from the FHLB. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances totaled $266.0 million at December 31, 2011, an increase from $265.0 million at December 31, 2010. Securities sold under agreements to repurchase with retail customers decreased to $66.1 million at December 31, 2011 from $67.9 million at December 31, 2010. Like deposit flows, this funding source is dependent upon demand from the Bank’s customer base.

The Company’s cash needs for the year ended December 31, 2011 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The low interest rate environment during the year accelerated prepayments of loans and mortgage-backed securities which increased the Company’s cash flows. The cash was principally utilized for loan originations and the purchase of investment and mortgage-backed securities. For the year ended December 31, 2010, the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and the repayment of borrowings.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination and sale of loans. At December 31, 2011, outstanding commitments to originate loans totaled $76.9 million; outstanding unused lines of credit totaled $228.8 million; and outstanding commitments to sell loans totaled $34.8 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $180.8 million at December 31, 2011. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.

The Company has a detailed contingency funding plan and comprehensive reporting of trends on a monthly and quarterly basis. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs a liquidity stress test in several scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios.

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2011, the Company repurchased 165,154 shares of common stock at a total cost of $2.1 million compared with no repurchases for the year ended December 31, 2010. At December 31, 2011 there were 777,152 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends on common stock declared and paid during the year ended December 31, 2011 were $8.8 million, unchanged from the prior year. On January 18, 2012, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend was payable on February 10, 2012 to common stockholders of record at the close of business on January 30, 2012.

The primary source of liquidity specifically available to the Company are capital distributions from the Bank and the issuance of preferred and common stock and long-term debt. For the year ended December 31, 2011, the Company received dividend payments of $13.8 million from the Bank. At December 31, 2011, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $16.5 million in dividends from the Bank to the Holding Company over the first three quarters of 2012, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises throughout the period. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2011, OceanFirst Financial Corp. held $18.1 million in cash and $4.5 million in investment securities available for sale.

As of December 31, 2011, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible capital	$217,022	9.41%	$34,593	1.50%
Core capital	217,022	9.41	92,247	4.00
Tier 1 risk-based capital	217,022	15.42	56,298	4.00
Total risk-based capital	230,825	16.40	112,595	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

At December 31, 2011, the Company maintained tangible common equity of $216.8 million for a tangible common equity to assets ratio of 9.42%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 14 to the Consolidated Financial Statements. The Bank also has outstanding commitments to sell loans amounting to $34.8 million.

The Bank and Columbia have each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Bank or Columbia to repurchase loans previously sold in the event of an early payment default or a violation of various representations and warranties customary to the mortgage banking industry. In the opinion of management, the potential exposure related to the loan sale agreements is adequately provided for in the reserve for repurchased loans included in other liabilities. At December 31, 2011 and 2010 the reserve for repurchased loans amounted to $705,000 and $809,000, respectively.

The following table shows the contractual obligations of the Bank by expected payment period as of December 31, 2011 (in thousands). Further discussion of these commitments is included in Notes 10 and 14 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	More than 3-5 years	5 years

Debt Obligations	$359,601	$107,101	$121,000	$109,000	$22,500
Operating Lease Obligations	20,796	1,852	3,648	2,638	12,658
Purchase Obligations	19,445	3,557	7,113	5,938	2,837

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

The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2011, the Company’s one-year gap was negative 0.03% as compared to positive .25% at December 31, 2010. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 3% and 33% annually. Mortgage-backed securities were projected to prepay at rates between 10% and 24% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 4.6 years, 5.3 years and 4.4 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.

There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2011	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$49,389	$—	$—	$—	$—	$49,389
Investment securities	57,669	25,258	80,899	11,759	4,294	179,879
FHLB stock	—	—	—	—	18,160	18,160
Mortgage-backed securities	57,490	64,533	101,508	58,880	72,093	354,504
Loans receivable (2)	313,220	446,428	472,297	177,214	177,021	1,586,180

Total interest-earning assets	477,768	536,219	654,704	247,853	271,568	2,188,112

Interest-bearing liabilities:
Money market deposit accounts	31,853	8,991	19,745	14,862	47,654	123,105
Savings accounts	23,762	21,155	44,809	33,916	105,599	229,241
Interest-bearing checking accounts	553,519	64,965	116,050	96,254	111,614	942,402
Time deposits	81,755	99,035	34,359	37,286	16,464	268,899
FHLB advances	21,000	20,000	121,000	104,000	—	266,000
Securities sold under agreements to repurchase and other borrowings	88,601	—	—	5,000	—	93,601

Total interest-bearing liabilities	800,490	214,146	335,963	291,318	281,331	1,923,248

Interest sensitivity gap (3)	$(322,722)	$322,073	$318,741	$(43,465)	$(9,763)	$264,864

Cumulative interest sensitivity gap	$(322,722)	$(649)	$318,092	$274,627	$264,864	$264,864

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(14.75)%	(0.03)%	14.54%	12.55%	12.10%	12.10%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, loan prepayment rates and average lives of deposits would likely deviate significantly from those assumed in the calculation. Finally, the ability of many borrowers to service their adjustable-rate loans may be impaired in the event of an interest rate increase.

Another method of analyzing an institution’s exposure to IRR is by measuring the change in the institution’s net portfolio value (“NPV”) and net interest income under various interest rate scenarios. NPV is the difference between the net present value of assets, liabilities and off-balance sheet contracts. The NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company’s interest rate sensitivity is monitored by management through the use of an IRR model which measures IRR by modeling the change in NPV and net interest income over a range of interest rate scenarios. The following table sets forth the Company’s NPV and net interest income projections as of December 31, 2011 and 2010 (in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2011						December 31, 2010
Change in Interest Rates in Basis Points	Net Portfolio Value			Net Interest Income		Change in Interest Rates in Basis Points	Net Portfolio Value			Net Interest Income
(Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	(Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change
300	$238,057	(4.8)%	10.9%	$65,048	(11.1)%	300	$155,059	(29.3)%	7.4%	$71,800	(9.7)%
200	252,307	0.9	11.2	68,659	(6.2)	200	181,252	(17.4)	8.4	74,887	(5.8)
100	261,068	4.4	11.4	71,441	(2.4)	100	204,940	(6.6)	9.3	77,519	(2.5)
Static	250,109	—	10.7	73,189	—	Static	219,409	—	9.7	79,495	—
(100)	204,786	(18.1)	8.7	67,900	(7.2)	(100)	226,798	3.4	9.9	76,397	(3.9)

The volatility in net portfolio value decreased at December 31, 2011 as compared to December 31, 2010. The decrease was primarily due to a change in the Company’s assumption on the average life of a money market, savings and interest bearing checking account (“core deposits”) which was significantly lengthened as the result of a core deposit duration analysis prepared by an independent consultant. The effect of the core deposit analysis was partly offset by the Company’s assumption that a substantial percentage of the growth in core deposits since 2008 was the result of the extraordinary economic and interest rate environment and this deposit growth was therefore assumed to reprice immediately.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OceanFirst Financial Corp. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited OceanFirst Financial Corp.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OceanFirst Financial Corp. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 15, 2012

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31, 2011	December 31, 2010

Assets

Cash and due from banks	$77,527	$31,455
Investment securities available for sale (encumbered $64,219 at December 31, 2011 and $31,163 at December 31, 2010) (notes 3, 10, 11 and 15)	165,279	91,918
Federal Home Loan Bank of New York stock, at cost (note 10)	18,160	16,928
Mortgage-backed securities available for sale (encumbered $339,504 at December 31, 2011 and $279,841 at December 31, 2010) (notes 4, 10, 11 and 15)	364,931	341,175
Loans receivable, net (notes 5, 10 and 14)	1,563,019	1,660,788
Mortgage loans held for sale	9,297	6,674
Interest and dividends receivable (note 7)	6,432	6,446
Real estate owned, net	1,970	2,295
Premises and equipment, net (note 8)	22,259	22,488
Servicing asset (note 6)	4,836	5,653
Bank Owned Life Insurance	41,987	40,815
Other assets (note 11)	26,397	24,695

Total assets	$2,302,094	$2,251,330

Liabilities and Stockholders’ Equity

Deposits (note 9)	$1,706,083	$1,663,968
Securities sold under agreements to repurchase with retail customers (note 10)	66,101	67,864
Federal Home Loan Bank advances (note 10)	266,000	265,000
Other borrowings (note 10)	27,500	27,500
Due to brokers	5,186	—
Advances by borrowers for taxes and insurance	7,113	6,947
Other liabilities (note 14)	7,262	18,800

Total liabilities	2,085,245	2,050,079

Commitments and contingencies (note 14)
Stockholders’ equity: (notes 2, 11, 12, 13 and 18)
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,682,568 and 18,822,556 shares outstanding at December 31, 2011 and December 31, 2010, respectively	336	336
Additional paid-in capital	262,812	260,739
Retained earnings	186,666	174,677
Accumulated other comprehensive loss	(2,468)	(5,560)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,193)	(4,484)
Treasury stock, 14,884,204 and 14,744,216 shares at December 31, 2011 and December 31, 2010, respectively	(226,304)	(224,457)
Common stock acquired by Deferred Compensation Plan	(871)	(946)
Deferred Compensation Plan Liability	871	946

Total stockholders’ equity	216,849	201,251

Total liabilities and stockholders’ equity	$2,302,094	$2,251,330

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009

Interest income:
Loans	$82,994	$88,180	$90,595
Mortgage-backed securities	10,060	11,503	3,512
Investment securities and other	2,333	1,684	1,754

Total interest income	95,387	101,367	95,861

Interest expense:
Deposits (note 9)	10,401	14,340	18,032
Borrowed funds (note 10)	7,659	9,913	12,366

Total interest expense	18,060	24,253	30,398

Net interest income	77,327	77,114	65,463

Provision for loan losses (note 5)	7,750	8,000	5,700

Net interest income after provision for loan losses	69,577	69,114	59,763

Other income:
Loan servicing income (loss) (note 6)	427	292	(18)
Fees and service charges	11,431	11,214	10,506
Net gain on sales of loans available for sale (note 14)	3,002	3,657	3,895
Other than temporary impairment losses on investment securities and net loss on sales of securities available for sale (note 3)	(148)	—	(4)
Income from Bank Owned Life Insurance	1,172	845	835
Net loss from other real estate operations	(623)	(701)	(2)
Other	40	5	377

Total other income	15,301	15,312	15,589

Operating expenses:
Compensation and employee benefits (notes 1 and 12)	28,077	28,148	24,014
Occupancy (note 14)	5,066	5,501	5,991
Equipment	2,436	2,196	2,141
Marketing	1,766	1,745	1,767
Federal deposit insurance	2,553	2,705	3,099
Data processing	3,593	3,426	3,388
Legal	761	1,066	1,464
Check card processing	1,197	1,250	1,079
Accounting and audit	519	624	689
Merger related expenses	—	—	1,285
Other operating expense	6,696	6,986	5,627

Total operating expenses	52,664	53,647	50,544

Income before provision for income taxes	32,214	30,779	24,808
Provision for income taxes (note 11)	11,473	10,401	9,155

Net income	20,741	20,378	15,653
Dividends on preferred stock and discount accretion (note 18)	—	—	3,170

Net income available to common stockholders	$20,741	$20,378	$12,483

Basic earnings per share	$1.14	$1.12	$.98

Diluted earnings per share	$1.14	$1.12	$.98

Average basic shares outstanding (note 1)	18,191	18,142	12,737

Average diluted shares outstanding (note 1)	18,240	18,191	12,784

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts)

Years Ended December 31, 2011, 2010 and 2009

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2008	$—	$272	$204,298	$160,267	$(14,462)	$(5,069)	$(225,523)	$981	$(981)	$119,783

Comprehensive income:
Net income	—	—	—	15,653	—	—	—	—	—	15,653
Other comprehensive income
Unrealized gain on securities (net of tax expense $1,300)	—	—	—	—	3,709	—	—	—	—	3,709

Total comprehensive income				—						19,362

Proceeds from issuance of preferred stock and warrants	36,921	—	1,342	—	—	—	—	—	—	38,263
Redemption of preferred stock	(38,263)	—	—	—	—	—	—	—	—	(38,263)
Net proceeds from common stock offering	—	64	54,184	—	—	—	—	—	—	54,248
Accretion of discount on preferred stock and redemption charge	1,342	—	—	(1,342)	—	—	—	—	—	—
Treasury stock allocated to restricted stock Plan	—	—	(694)	(221)	—	—	915	—	—	—
Stock awards	—	—	734	—	—	—	—	—	—	734
Tax benefit of stock plans	—	—	150	—	—	—	—	—	—	150
Allocation of ESOP stock	—	—	116	—	—	293	—	—	—	409
Cash dividend - $0.80 per share	—	—	—	(9,417)	—	—	—	—	—	(9,417)
Cash dividend on preferred stock	—	—	—	(1,828)	—	—	—	—	—	(1,828)
Exercise of stock options	—	—	—	(49)	—	—	144	—	—	95
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	5	(5)	—

Balance at December 31, 2009	—	336	260,130	163,063	(10,753)	(4,776)	(224,464)	986	(986)	183,536

Comprehensive income:
Net income	—	—	—	20,378	—	—	—	—	—	20,378
Other comprehensive income
Unrealized gain on securities (net of tax expense $3,478)	—	—	—	—	5,193	—	—	—	—	5,193

Total comprehensive income			—							25,571

Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Expenses of common stock offering	—	—	(108)	—	—	—	—	—	—	(108)
Stock awards	—	—	1,047	—	—	—	—	—	—	1,047
Tax expense of stock plans			(23)							(23)
Allocation of ESOP stock	—	—	124	—	—	292	—	—	—	416
Cash dividend - $0.48 per share	—	—	—	(8,764)	—	—	—	—	—	(8,764)
Exercise of stock options	—	—	—	—	—	—	7	—	—	7
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(40)	40	—

Balance at December 31, 2010	—	336	260,739	174,677	(5,560)	(4,484)	(224,457)	946	(946)	201,251

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Comprehensive income:
Net income	—	—	—	20,741	—	—	—	—	—	20,741
Other comprehensive income:
Unrealized gain on securities (net of tax expense $2,075)	—	—	—	—	3,004	—	—	—	—	3,004
Reclassification adjustment for losses included in net income (net of tax benefit $60)	—	—	—	—	88	—	—	—	—	88

Total comprehensive income										23,833

Stock awards	—	—	904	—	—	—	—	—	—	904
Tax benefit of stock plans	—	—	1,303	—	—	—	—	—	—	1,303
Treasury stock allocated to restricted stock plan	—	—	(293)	38	—	—	255	—	—	—
Allocation of ESOP stock	—	—	159	—	—	291	—	—	—	450
Cash dividend - $0.48 per share	—	—	—	(8,789)	—	—	—	—	—	(8,789)
Exercise of stock options	—	—	—	(1)	—	—	45	—	—	44
Purchase of 165,154 shares of common stock	—	—	—	—	—	—	(2,147)	—	—	(2,147)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(75)	75	—

Balance at December 31, 2011	$—	$336	$262,812	$186,666	$(2,468)	$(4,193)	$(226,304)	$871	$(871)	$216,849

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$20,741	$20,378	$15,653

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,454	2,154	1,985
Allocation of ESOP stock	450	416	409
Stock awards	904	1,047	734
Amortization and impairment of servicing asset	1,853	2,018	2,374
Net premium amortization in excess of discount accretion on securities	2,366	1,804	578
Net premium amortization of deferred fees and discounts on loans	812	998	933
Provision for loan losses	7,750	8,000	5,700
Recovery for repurchased loans	—	—	(245)
Deferred tax benefit	(2,813)	(4,550)	(1,955)
Net (gain) loss from sale of premises and equipment	(16)	9	6
Net loss (gain) on sales of real estate owned	278	476	(166)
Net gain on sales of loans available for sale	(3,002)	(3,657)	(3,650)
Other than temporary impairment losses on investment securities and net loss on sales of securities available for sale	148	—	4
Proceeds from sales of mortgage loans held for sale	135,705	166,820	235,000
Mortgage loans originated for sale	(136,362)	(165,335)	(234,765)
Increase value of Bank Owned Life Insurance	(1,172)	(845)	(835)
Decrease (increase) in interest and dividends receivable	14	(387)	239
(Increase) decrease in other assets	(1,024)	878	(7,871)
(Decrease) increase in other liabilities	(11,536)	9,717	2,700

Total adjustments	(3,191)	19,563	1,175

Net cash provided by operating activities	17,550	39,941	16,828

Cash flows from investing activities:
Net decrease (increase) in loans receivable	86,290	(41,945)	10,085
Proceeds from sales of investment securities available for sale	—	—	1,822
Purchase of investment securities available for sale	(74,011)	(52,959)	(300)
Purchase of mortgage-backed securities available for sale	(101,560)	(233,685)	(156,665)
Proceeds from maturities or calls of investment securities available for sale	514	1,600	150
Principal payments on mortgage-backed securities available for sale	85,839	69,024	24,380
(Increase) decrease in Federal Home Loan Bank of New York stock	(1,232)	2,506	1,476
Net proceeds from sale and acquisition of real estate owned	2,964	1,285	1,070
Proceeds from sale of premises and equipment	16	—	—
Purchases of premises and equipment	(2,227)	(2,563)	(2,743)

Net cash used in investing activities	(3,407)	(256,737)	(120,725)

Cash flows from financing activities:
Increase in deposits	42,115	299,769	90,067
(Decrease) increase in short-term borrowings including short-term Federal Home Loan Bank advances	(1,763)	(133,709)	5,251
Proceeds from Federal Home Loan Bank advances	55,000	154,000	78,000
Repayments of Federal Home loan Bank advances	(54,000)	(85,000)	(108,000)
Increase (decrease) in advances by borrowers for taxes and insurance	166	(506)	(128)
Tax benefit (expense) of stock plans	1,303	(23)	150
Exercise of stock options	44	7	95
Purchase of treasury stock	(2,147)	—	—
Dividends paid – common stock	(8,789)	(8,764)	(9,417)
Dividends paid – preferred stock	—	—	(1,828)
Proceeds from issuance of preferred stock and warrants	—	—	38,263
Redemption of warrants and preferred stock	—	(431)	(38,263)
(Expenses) net proceeds from common stock issuance	—	(108)	54,248

Net cash provided by financing activities	31,929	225,235	108,438

Net increase in cash and due from banks	46,072	8,439	4,541
Cash and due from banks at beginning of year	31,455	23,016	18,475

Cash and due from banks at end of year	$77,527	$31,455	$23,016

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$18,464	$24,279	$30,923
Income taxes	18,210	10,509	9,869
Non-cash investing activities:
Transfer of loans receivable to real estate owned	2,917	1,443	2,376

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, Columbia Home Loans, LLC (“Columbia”), OceanFirst REIT Holdings, Inc, and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd. and 975 Holdings, LLC which was established in 2010 as a wholly-owned service corporation of the Bank for the purpose of taking legal possession of certain repossessed collateral for resale to third parties. Columbia is the Bank’s mortgage company which was shuttered in 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment and Mortgage-Backed Securities

The Company classifies all investment and mortgage-backed securities as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of comprehensive income. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Gains or losses on the sale of such securities are included in other income using the specific identification method. Securities are evaluated for other-than-temporary impairment on a quarterly basis.

Other-Than-Temporary Impairments on Available for Sale Securities

One of the significant estimates related to available for sale securities is the evaluation of investments for other-than-temporary impairments. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax. If a determination is made that an equity security is other-than-temporarily impaired, the unrealized loss will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net.

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

On a quarterly basis the Company evaluates the securities portfolio for other-than-temporary impairment. Securities that are in an unrealized loss position are reviewed to determine if an other-than-temporary impairment is present based on certain quantitative factors. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) whether the Company intends to sell the security and whether it is more likely than not that the Company will not be required to sell the security. During 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000 due to the duration and severity of the impairment. At December 31, 2011, the Company concluded that the remaining unrealized losses on available for sale securities were only temporarily impaired.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. The Company modified its charge-off policy in 2011 as described below.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated and where the Company has not already taken an interim charge-off. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate and collateral dependent residential mortgage loans greater than 90 days delinquent. The appraisal is subsequently updated annually if the loan remains delinquent for an extended period. The specific allowance, or general reserve allocation for collateral dependent residential mortgage loans, represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-off, and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class
Residential real estate:	-	Loans originated by Bank
	-	Loans originated by mortgage company
	-	Loans originated by mortgage company – non-prime
	-	Residential construction
Commercial real estate:	-	Commercial
	-	Construction and land
Consumer:	-	Consumer
Commercial:	-	Commercial

The mortgage company was shuttered by the Bank in 2007.

The loan portfolio is further segmented by delinquency status and risk rating (special mention, substandard and doubtful). An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually as foreclosure timelines have recently increased significantly. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans 90 days delinquent not secured by real estate, the Bank evaluates the fair value of the collateral and the personal guarantees, if any, and identifies an estimated loss for the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent, a historical loss rate is determined for each loan segment. To determine the loss rate, the Bank utilizes a rolling four quarter average of loan losses as a percent of loan principal adjusted for the estimated probability of default. The historical loss rate is adjusted for certain environmental factors including current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local trends in economic growth, unemployment and real estate values.

During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter of 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss experience as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011.

An overwhelming percentage of the Bank’s loan portfolio, 97.1%, is secured by real estate whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment.

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including elevated levels of unemployment, a further decline in real estate market values and possible increases in interest rates. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Mortgage Servicing Rights, or MSR

The Company recognizes as a separate asset the rights to service mortgage loans, whether those rights are acquired through purchase or loan origination activities. MSR are amortized in proportion to and over the estimated period of net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates. Impairment of the MSR is assessed on the fair value of those rights with any impairment recognized as a component of loan servicing fee income. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

Stock-based Compensation

The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $549,000, $578,000, and $481,000, respectively, of expense for stock option grants for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the Company had $1.2 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 2.2 years.

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2011	2010	2009
Risk-free interest rate	3.08%	3.36%	3.08%
Expected option life	7 years	7 years	7 years
Expected volatility	29%	28%	25%
Expected dividend yield	3.46%	4.80%	4.99%
Weighted average fair value of an option share granted during the year	$3.14	$1.84	$1.84
Intrinsic value of options exercised during the year (in thousands)	10	—	7

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

Exit Activities

During 2007, the Bank exited the mortgage banking business operated by Columbia. All loan origination activity was ceased, although the Bank retained Columbia’s loan servicing portfolio. The exit was due to the significant operating losses incurred by Columbia in the fourth quarter of 2006 and the first quarter of 2007 and was completed prior to the end of 2007. Occupancy expenses for the years ended December 31, 2011, 2010 and 2009 include (benefit) expense of $(184,000), $-0-, and $593,000, respectively, for lease termination costs related to the exit activities.

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

The following reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Weighted average shares outstanding	18,828	18,822	13,406
Less: Unallocated ESOP shares	(514)	(549)	(584)
Unallocated Incentive award shares and shares held by deferred compensation plan	(123)	(131)	(85)

Average basic shares outstanding	18,191	18,142	12,737
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	49	49	47

Average diluted shares outstanding	18,240	18,191	12,784

For the years ended December 31, 2011, 2010 and 2009, 2,047,000, 1,854,000 and 1,626,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

(2) Regulatory Matters

Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2011, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Core capital to risk weighted assets of 4.0%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under the regulatory framework for prompt corrective action, federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally an institution is considered well capitalized if it has a Tier 1 ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2011 and 2010, the Bank was considered well-capitalized.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution (in thousands).

	Actual		For capital adequacy Purposes		To be well capitalized under prompt corrective action
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$217,022	9.41%	$34,593	1.5%	$—	—%
Core capital	217,022	9.41	92,247	4.0	115,309	5.0
Tier 1 risk-based capital	217,022	15.42	56,298	4.0	84,446	6.0
Total risk-based capital	230,825	16.40	112,595	8.0	140,744	10.0

	Actual		For capital adequacy Purposes		To be well capitalized under prompt corrective action
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$206,163	9.1%	$33,868	1.5%	$—	—%
Core capital	206,163	9.1	90,315	4.0	112,893	5.0
Tier 1 risk-based capital	206,163	14.4	57,450	4.0	86,174	6.0
Total risk-based capital	219,399	15.3	114,899	8.0	143,624	10.0

Applicable regulations impose limitations upon all capital distributions by the Bank, such as dividends and payments to repurchase or otherwise acquire shares. The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

(3) Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$102,059	$760	$(43)	$102,776
State and municipal obligations	18,526	26	(8)	18,544
Corporate debt securities	55,000	—	(15,551)	39,449
Equity investments	4,294	250	(34)	4,510

	$179,879	$1,036	$(15,636)	$165,279

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$41,146	$41	$(55)	$41,132
State and municipal obligations	10,690	—	(75)	10,615
Corporate debt securities	55,000	—	(15,144)	39,856
Equity investments	370	—	(55)	315

	$107,206	$41	$(15,329)	$91,918

There were no gains realized during 2011, 2010 and 2009 on the sale of investment securities available for sale. Realized losses during 2011, 2010 and 2009 on the sale of investment securities totaled $-0-, $-0-, and $4,000, respectively. During 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at December 31, 2011 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2011, investment securities available for sale with an amortized cost and estimated market value of $55,000,000 and $39,449,000, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value
Less than one year	$27,927	$27,960
Due after one year through five years	92,658	93,360
Due after five years through ten years	—	—
Due after ten years	55,000	39,449

	$175,585	$160,769

The estimated market value (carrying amount) of investment securities pledged as required security for deposits and for other purposes required by law amounted to $64,219,000 and $31,163,000 at December 31, 2011 and 2010, respectively.

The estimated market value and unrealized loss for investment securities available for sale at December 31, 2011 and 2010, segregated by the duration of the unrealized loss are as follows (in thousands):

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. Agency obligations	$20,791	$(43)	$—	$—	$20,791	$(43)
State and Municipal obligations	421	(1)	1,935	(7)	2,356	(8)
Corporate debt securities	—	—	39,449	(15,551)	39,449	(15,551)
Equity investments	1,465	(34)	—	—	1,465	(34)

	$22,677	$(78)	$41,384	$(15,558)	$64,061	$(15,636)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. Agency obligations	$20,742	$(55)	$—	$—	$20,742	$(55)
State and Municipal obligations	9,738	(75)	—	—	9,738	(75)
Corporate debt securities	—	—	39,856	(15,144)	39,856	(15,144)
Equity investments	104	(16)	211	(39)	315	(55)

	$30,584	$(146)	$40,067	$(15,183)	$70,651	$(15,329)

At December 31, 2011, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$10,802	Ba1/BB+
Chase Capital	10,000	6,852	A2/BBB
Wells Fargo Capital	5,000	3,688	A3/A-
Huntington Capital	5,000	3,791	Baa3/BB+
Keycorp Capital	5,000	3,702	Baa3/BBB-
PNC Capital	5,000	3,683	Baa2/BBB
State Street Capital	5,000	3,767	A3/BBB+
SunTrust Capital	5,000	3,164	Baa3/BB+

	$55,000	$39,449

At December 31, 2011, the market value of each corporate debt security was below cost. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A2 to a low of BB+ as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. In recent years, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at December 31, 2011. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

Capital markets in general and the market for these corporate securities in particular have been disrupted since the second half of 2007. In its analysis, the Company considered that the severity and duration of unrecognized losses was at least partly due to the illiquidity caused by market disruptions. Since that time markets have stabilized partly due to steps taken by the U.S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation and foreign central banks to restore liquidity and confidence in the capital markets. Each of these issuers has been able to raise capital in recent years and the fair values of these securities have increased since the lows reached in the second half of 2008.

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio from the 2008 lows, the capital position of the issuers and the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at December 31, 2011.

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$74,155	$950	$(48)	$75,057
FNMA	279,414	9,369	(21)	288,762
GNMA	935	177	—	1,112

	$354,504	$10,496	$(69)	$364,931

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$19,225	$386	$(13)	$19,598
FNMA	315,024	5,344	—	320,368
GNMA	1,037	172	—	1,209

	$335,286	$5,902	$(13)	$341,175

There were no gains or losses realized on the sale of mortgage-backed securities available for sale during 2011, 2010 or 2009.

The contractual maturities of mortgage-backed securities available for sale are generally 15 years or longer at purchase; however, the effective lives are expected to be shorter due to principal prepayments. Due to the low interest rate environment prepayment levels accelerated in 2011 and 2010.

The estimated market value (carrying amount) of mortgage-backed securities pledged as required security for deposits and for other purposes required by law amounted to $264,323,000 and $202,678,000 at December 31, 2011 and 2010, respectively. The estimated market value (carrying amount) of mortgage-backed securities pledged as collateral for reverse repurchase agreements amounted to $75,181,000 and $77,163,000 at December 31, 2011 and 2010, respectively.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at December 31, 2011 and 2010, segregated by the duration of the unrealized loss are as follows (in thousands):

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$24,662	$(48)	$—	$—	$24,662	$(48)
FNMA	15,348	(21)	—	—	15,348	(21)

	$40,010	$(69)	$—	$—	$40,010	$(69)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$4,982	$(13)	$—	$—	$4,982	$(13)

	$4,982	$(13)	$—	$—	$4,982	$(13)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on these available for sale securities were only temporarily impaired at December 31, 2011.

(5) Loans Receivable, Net

A summary of loans receivable at December 31, 2011 and 2010 follows (in thousands):

	December 31,
	2011	2010
Real estate mortgage:
One-to-four family	$873,253	$948,389
Commercial real estate, multi-family and land	460,725	435,127
Residential construction	6,657	13,748

	1,340,635	1,397,264
Consumer	192,918	205,725
Commercial	45,889	76,692

Total loans	1,579,442	1,679,681

Loans in process	(2,559)	(4,055)
Deferred origination costs, net	4,366	4,862
Allowance for loan losses	(18,230)	(19,700)

	(16,423)	(18,893)

	$1,563,019	$1,660,788

At December 31, 2011, 2010 and 2009 loans in the amount of $44,008,000, $37,537,000, and $28,320,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2011, the impaired loan portfolio totaled $28,491,000 for which there was a specific allocation in the allowance for loan losses of $2,165,000. At December 31, 2010, the impaired loan portfolio totaled $19,191,000 for which there was a specific allocation in the allowance for loan losses of $2,667,000. The average balance of impaired loans for the years ended December 31, 2011, 2010 and 2009 was $25,472,000, $16,342,000 and $5,789,000, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $2,125,000, $1,467,000 and $1,441,000 of interest income for the years ended December 31, 2011, 2010 and 2009, respectively, would have been recorded. At December 31, 2011, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

An analysis of the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$19,700	$14,723	$11,665
Provision charged to operations	7,750	8,000	5,700
Charge-offs	(9,249)	(3,276)	(2,688)
Recoveries	29	253	46

Balance at end of year	$18,230	$19,700	$14,723

The following table presents an analysis of the allowance for loan losses for the year ended December 31, 2011, the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the year ended December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$5,977	$6,837	$3,264	$962	$2,660	$19,700
Provision (benefit) charged to operations	4,025	3,938	177	245	(635)	7,750
Charge-offs	(4,643)	(2,301)	(1,982)	(323)	—	(9,249)
Recoveries	11	—	2	16	—	29

Balance at end of year	$5,370	$8,474	$1,461	$900	$2,025	$18,230

December 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$45	$1,978	$142	$—	$—	$2,165
Collectively evaluated for impairment	5,325	6,496	1,319	900	2,025	16,065

Total ending allowance balance	$5,370	$8,474	$1,461	$900	$2,025	$18,230

Loans:
Loans individually evaluated for impairment	$16,902	$10,178	$859	$552	$—	$28,491
Loans collectively evaluated for impairment	863,008	450,547	192,059	45,337	—	1,550,951

Total ending loan balance	$879,910	$460,725	$192,918	$45,889	$—	$1,579,442

December 31, 2010
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$436	$1,988	$243	$—	$—	$2,667
Collectively evaluated for impairment	5,541	4,849	3,021	962	2,660	17,033

Total ending allowance balance	$5,977	$6,837	$3,264	$962	$2,660	$19,700

Loans:
Loans individually evaluated for impairment	$14,196	$4,673	$322	$—	$—	$19,191
Loans collectively evaluated for impairment	947,941	430,454	205,403	76,692	—	1,660,490

Total ending loan balance	$962,137	$435,127	$205,725	$76,692	$—	$1,679,681

A summary of impaired loans at December 31, 2011 and 2010 is as follows (in thousands):

	December 31,
	2011	2010
Year-end impaired loans with no allocated allowance for loan losses	$19,186	$10,534
Year-end impaired loans with allocated allowance for loan losses	9,305	8,657

	$28,491	$19,191

Amount of the allowance for loan losses allocated	$2,165	$2,667

At December 31, 2011, impaired loans include troubled debt restructuring loans of $27,609,000 of which $13,118,000 were performing in accordance with their restructured terms and were accruing interest. At December 31, 2010, impaired loans include troubled debt restructuring loans of $15,847,000 of which $12,529,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans for the year ended December 31, 2011 and as of December 31, 2011 and 2010 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
Year ended and as of December 31, 2011
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,491	$9,247	$—	$9,170	$383
Originated by mortgage company	4,803	4,771	—	4,468	218
Originated by mortgage company - non-prime	2,794	2,494	—	2,468	1
Commercial real estate:
Commercial	1,438	1,405	—	1,554	35
Construction and land	—	—	—	—	—
Consumer	742	717	—	652	34
Commercial	558	552	—	289	8

	$19,826	$19,186	$—	$18,601	$679

With an allowance recorded:
Residential real estate:
Originated by Bank	$—	$—	$—	$—	$—
Originated by mortgage company	402	390	45	321	13
Originated by mortgage company - non-prime	—	—	—	—	—
Commercial real estate:
Commercial	9,105	8,773	1,978	5,633	96
Construction and land	—	—	—	856	—
Consumer	142	142	142	61	6
Commercial	—	—	—	—	—

	$9,649	$9,305	$2,165	$6,871	$115

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2010
With no related allowance recorded:
Residential real estate:
Originated by Bank	$4,773	$4,650	$—
Originated by mortgage company	3,466	3,443	—
Originated by mortgage company - non-prime	2,461	2,441	—
Commercial real estate:
Commercial	—	—	—
Construction and land	—	—	—
Consumer	—	—	—
Commercial	—	—	—

	$10,700	$10,534	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$3,674	$3,662	$436
Originated by mortgage company	—	—	—
Originated by mortgage company - non-prime	—	—	—
Commercial real estate:
Commercial	2,104	2,104	988
Construction and land	2,569	2,569	1,000
Consumer	331	322	243
Commercial	—	—	—

	$8,678	$8,657	$2,667

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2011 and 2010(in thousands):

	December 31,
	2011	2010
Residential real estate:
Originated by Bank	$15,874	$14,227
Originated by mortgage company	9,768	8,480
Originated by mortgage company - non-prime	3,551	3,870
Residential construction	43	368
Commercial real estate:
Commercial	10,552	3,280
Construction and land	—	2,569
Consumer	3,653	4,626
Commercial	567	117

	$44,008	$37,537

As used in these footnotes, loans “Originated by mortgage company” are mortgage loans originated under the Bank’s underwriting guidelines by the Bank’s shuttered mortgage company, and retained as part of the Bank’s mortgage portfolio. These loans have significantly higher delinquency rates than similar loans originated by the Bank. Loans “Originated by mortgage company – non-prime” are subprime or Alt-A loans which were originated for sale into the secondary market.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

December 31, 2011
Residential real estate:
Originated by Bank	$6,449	$2,024	$14,491	$22,964	$704,925	$727,889
Originated by mortgage company	4,265	1,228	8,710	14,203	126,288	140,491
Originated by mortgage company - non-prime	59	—	3,551	3,610	1,263	4,873
Residential construction	—	—	43	43	6,614	6,657
Commercial real estate:
Commercial	7	746	373	1,126	442,322	443,448
Construction and land	—	—	—	—	17,277	17,277
Consumer	2,375	312	3,127	5,814	187,104	192,918
Commercial	—	—	15	15	45,874	45,889

	$13,155	$4,310	$30,310	$47,775	$1,531,667	$1,579,442

December 31, 2010
Residential real estate:
Originated by Bank	$5,833	$875	$13,219	$19,927	$759,966	$779,893
Originated by mortgage company	3,399	1,083	7,752	12,234	149,470	161,704
Originated by mortgage company - non-prime	953	1,532	3,240	5,725	1,067	6,792
Residential construction	—	—	368	368	13,380	13,748
Commercial real estate:
Commercial	870	—	2,611	3,481	406,549	410,030
Construction and land	—	—	2,569	2,569	22,528	25,097
Consumer	2,036	241	4,093	6,370	199,355	205,725
Commercial	—	—	117	117	76,575	76,692

	$13,091	$3,731	$33,969	$50,791	$1,628,890	$1,679,681

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial real estate:
Commercial	$416,706	$2,329	$24,413	$—	$443,448
Construction and land	15,079	2,198	—	—	17,277
Commercial	41,589	—	4,232	68	45,889

	$473,374	$4,527	$28,645	$68	$506,614

December 31, 2010
Commercial real estate:
Commercial	$376,902	$10,856	$22,272	$—	$410,030
Construction and land	22,528	—	1,100	1,469	25,097
Commercial	71,797	1,974	2,921	—	76,692

	$471,227	$12,830	$26,293	$1,469	$511,819

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2011 and 2010 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
December 31, 2011
Performing	$712,015	$130,723	$1,322	$6,614	$189,265
Non-performing	15,874	9,768	3,551	43	3,653

	$727,889	$140,491	$4,873	$6,657	$192,918

December 31, 2010
Performing	$765,666	$153,224	$2,922	$13,380	$201,099
Non-performing	14,227	8,480	3,870	368	4,626

	$779,893	$161,704	$6,792	$13,748	$205,725

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at December 31, 2011, 2010 and 2009 were $14,491,000, $3,318,000 and $1,592,000 respectively, of troubled debt restructurings. At December 31, 2011, 2010 and 2009 the Company has allocated $1,985,000, $569,000 and $175,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at December 31, 2011, 2010 and 2009 which totaled $13,118,000, $12,529,000 and $8,723,000, respectively. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The Company adopted Accounting Standards Update No. 2011-02 which clarified the guidance on a creditor’s evaluation of whether it has granted a concession and whether a restructuring constitutes a troubled debt restructuring. The adoption of the Accounting Standards Update did not result in a material change to the Company’s consolidated financial statements.

The following table presents information about troubled debt restructurings which occurred during the year ended December 31, 2011 and troubled debt restructurings modified within the previous year and which defaulted during the year ended December 31, 2011 (in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2011
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	15	$2,843	$2,718
Originated by mortgage company	8	1,984	1,973
Commercial real estate:
Commercial	7	9,129	8,765
Consumer	3	395	381
Commercial	1	302	296

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	1	$695
Commercial real estate:
Commercial	1	611

The Bank’s mortgage loans are pledged to secure FHLB advances.

(6) Servicing Asset

An analysis of the servicing asset for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$5,653	$6,515	$7,229
Capitalized mortgage servicing rights	1,036	1,156	1,660
Amortization	(1,853)	(2,018)	(2,111)
Impairment	—	—	(263)

Balance at end of year	$4,836	$5,653	$6,515

Loans serviced for others amounted to $878,462,000 and $913,778,000 at December 31, 2011 and 2010, respectively, all of which relate to residential loans. At December 31, 2011, the servicing asset had an estimated fair value of $7,156,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.6%, a weighted average constant prepayment rate on mortgages of 14.4% and a weighted average life of 6.3 years. At December 31, 2010, the servicing asset had an estimated fair value of $8,611,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.6%, a weighted average constant prepayment rate on mortgages of 11.9% and a weighted average life of 7.4 years. As of December 31, 2011, estimated future servicing amortization through 2016 based on the prepayment assumptions utilized in the December 31, 2011 valuation, is as follows: $1,434,000 for 2012, $1,069,000 for 2013, $773,000 for 2014, $529,000 for 2015 and $365,000 for 2016. Actual results will vary depending upon the level of repayments on the loans currently serviced.

(7) Interest and Dividends Receivable

A summary of interest and dividends receivable at December 31, 2011 and 2010 follows (in thousands):

	December 31,
	2011	2010
Loans	$4,869	$5,177
Investment securities	569	236
Mortgage-backed securities	994	1,033

	$6,432	$6,446

(8) Premises and Equipment, Net

Premises and equipment at December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$4,254	$4,254
Buildings and improvements	25,326	24,006
Leasehold improvements	2,118	2,076
Furniture and equipment	19,054	18,260
Automobiles	258	342
Construction in progress	80	113

Total	51,090	49,051
Accumulated depreciation and amortization	(28,831)	(26,563)

	$22,259	$22,488

(9) Deposits

Deposits, including accrued interest payable of $21,000 and $33,000 at December 31, 2011 and 2010, respectively, are summarized as follows (in thousands):

	December 31,
	2011		2010
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$142,436	—%	$126,429	—%
Interest-bearing checking accounts	942,402	.31	920,324	.68
Money market deposit accounts	123,105	.30	108,421	.41
Savings accounts	229,241	.18	223,650	.36
Time deposits	268,899	1.74	285,144	1.81

	$1,706,083	.49%	$1,663,968	.76%

Included in time deposits at December 31, 2011 and 2010, respectively, is $77,053,000 and $72,254,000 in deposits of $100,000 and over.

Time deposits at December 31, 2011 mature as follows (in thousands):

Year Ended December 31,
2012	$180,790
2013	22,045
2014	12,314
2015	12,631
2016	24,655
Thereafter	16,464

$268,899

Interest expense on deposits for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Interest-bearing checking accounts	$4,624	$6,418	$7,057
Money market deposit accounts	454	597	678
Savings accounts	481	1,732	1,974
Time deposits	4,842	5,593	8,323

	$10,401	$14,340	$18,032

(10) Borrowed Funds

Borrowed funds are summarized as follows (in thousands):

	December 31,
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Home Loan Bank advances	$266,000	2.34%	$265,000	2.86%
Securities sold under agreements to repurchase	66,101	.31	67,864	.46
Other borrowings	27,500	2.85	27,500	2.78

	$359,601	2.01%	$360,364	2.40%

Information concerning Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2011	2010	2011	2010

Average balance	$270,741	$358,352	$70,982	$70,983
Maximum amount outstanding at any month end	291,600	521,000	75,514	75,107
Average interest rate for the year	2.43%	2.41%	.40%	.61%
Amortized cost of collateral:
Mortgage-backed securities	—	—	72,046	74,931
Estimated market value of collateral:
Mortgage-backed securities	—	—	75,181	77,163

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

FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2011 as follows (in thousands):

Year Ended December 31,	FHLB Advances	Reverse Repurchase Agreements
2012	$41,000	$66,101
2013	66,000	—
2014	55,000	—
2015	84,000	—
2016	20,000	—

	$266,000	$66,101

Amount callable by lender prior to the maturity date	—	—

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

Interest expense on borrowings for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Federal Home Loan Bank advances	$6,572	$8,629	$10,772
Securities sold under agreements to repurchase	283	434	589
Other borrowings	804	850	1,005

	$7,659	$9,913	$12,366

All FHLB advances are secured by the Bank’s mortgage loans, mortgage-backed securities and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

(11) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009

Current:
Federal	$12,452	$13,618	$9,636
State	1,834	1,333	1,474

Total current	14,286	14,951	11,110

Deferred:
Federal	(2,151)	(3,055)	(1,780)
State	(662)	(1,495)	(175)

Total deferred	(2,813)	(4,550)	(1,955)

	$11,473	$10,401	$9,155

Included in other comprehensive income is income tax expense attributable to net unrealized gains on securities available for sale arising during the year in the amount of $2,135,000, $3,478,000 and $1,300,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Included in stockholders’ equity is income tax benefit (expense) attributable to stock plans in the amount of $1,303,000, $(23,000) and $150,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income before provision for income taxes	$32,214	$30,779	$24,808
Applicable statutory
Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$11,275	$10,773	$8,683
Increase (decrease) in Federal income tax expense resulting from:
ESOP	56	43	41
ESOP dividends	(232)	(238)	(374)
Earnings on life insurance	(410)	(295)	(292)
State income taxes net of Federal benefit	762	921	844
Reversal of valuation allowance on state deferred tax benefit	—	(922)	—
Other items, net	22	119	253

	$11,473	$10,401	$9,155

Included in other assets at December 31, 2011 and 2010 is a net deferred tax asset of $13,501,000 and $12,823,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented in the following table (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$9,853	$8,047
Reserve for repurchased loans	288	330
Valuation allowances for repurchased loans	77	94
Reserve for uncollected interest	1,371	1,030
Other-than-temporary impairment loss on investment securities	52	—
Incentive compensation	1,183	1,059
Deferred compensation	726	749
Other reserves	64	40
Stock plans	1,082	1,049
ESOP	30	—
Unrealized loss on securities available for sale	1,705	3,840
Intangible assets	175	241
Lease termination costs	—	284
Real estate owned	162	185
State alternative minimum tax	1,160	1,160

Total gross deferred tax assets	17,928	18,108
Less valuation allowance	—	—

Deferred tax assets, net	17,928	18,108

Deferred tax liabilities:
Excess servicing on sale of mortgage loans	(339)	(607)
Investments, discount accretion	(469)	(434)
Deferred loan and commitment costs, net	(1,741)	(2,004)
ESOP	—	(24)
Premises and equipment, differences in depreciation	(811)	(715)
Undistributed REIT income	(1,067)	(1,501)

Total deferred tax liabilities	(4,427)	(5,285)

Net deferred tax assets	$13,501	$12,823

At December 31, 2009, the Company determined that a valuation allowance should be established for state deferred tax assets other than the alternative minimum tax as it was considered more likely than not that the Bank, based on anticipated changes to its corporate structure, would not have sufficient earnings to realize the benefit. At December 31, 2010, the Company determined that it was “more likely than not” that the state deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The change in status from 2009 to 2010 resulted from a year-end 2010 dividend from OceanFirst REIT Holdings, Inc. to the Bank which utilized all existing net operating losses created by stock option exercises. There was no tax benefit recognized relating to the utilization of these net operating losses. The recognition of cumulative deferred state tax assets which existed at the beginning of the year provided the Company with a tax benefit of $922,000 for the year ended December 31, 2010. At December 31, 2001, 2010 and 2009 the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax asset since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

Retained earnings at December 31, 2011 includes approximately $10,750,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2011 the Company had an unrecognized deferred tax liability of $4,391,000 with respect to this reserve.

There were no unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009. The tax years that remain subject to examination by the Federal government include the year ended December 31, 2008 and forward. The tax years that remain subject to examination by the States of New Jersey and New York include the years ended December 31, 2007 and forward.

(12) Employee Stock Ownership Plan

As part of its mutual to stock conversion, the Bank established an Employee Stock Ownership Plan and in 2006 the Bank established a Matching Contribution Employee Stock Ownership Plan (collectively the “ESOP”) to provide retirement benefits for eligible employees. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1,000 hours. ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely if service was terminated due to death, retirement, disability, or change in control of the Company. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death except that a participant may elect to have dividends distributed as a cash payment on a quarterly basis.

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

The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2011 and 2010 contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $520,000 and $522,000, respectively. During 2011 and 2010, $254,000 and $271,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2011 and 2010, the loan had an outstanding balance of $4,243,000 and $4,400,000, respectively, and the ESOP had unallocated shares of 497,231 and 531,727, respectively. At December 31, 2011, the unallocated shares had a fair value of $6,499,000. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.

For the years ended December 31, 2011, 2010 and 2009 the Bank recorded compensation expense related to the ESOP of $450,000, $416,000, and $409,000, respectively, including $159,000, $124,000, and $116,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2011, 2,115,160 shares had been allocated to participants and 34,496 shares were committed to be released.

(13) Incentive Plan

The Company has established the Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (the “Incentive Plan”) which authorizes the granting of stock options and awards of Common Stock and the OceanFirst Financial Corp. 2000 Stock Option Plan which authorizes the granting of stock options. On April 24, 2003 the Company’s shareholders ratified an amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan which increased the number of shares available under option. On April 20, 2006 the OceanFirst Financial Corp. 2006 Stock Incentive Plan was approved which authorizes the granting of stock options or awards of common stock. On May 5, 2011, the OceanFirst Financial Corp. 2011 Stock Incentive Plan was approved which also authorizes the granting of stock options or awards of common stock. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors (“Outside Directors”) with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders’ and reward employees for outstanding performance. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.

Under the 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 2,400,000 shares subject to option or, in lieu of options, up to 960,000 shares in the form of stock awards. At December 31, 2011, 2,397,500 options or 959,000 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to option or, in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2011, 17,069 options or 5,690 awards remain to be issued. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.

A summary of option activity for the years ended December 31, 2011, 2010 and 2009 follows:

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,855,113	$18.75	1,636,886	$20.10	1,557,112	$20.55
Granted	245,575	13.86	300,745	10.09	97,879	12.28
Exercised	(3,766)	11.20	(600)	12.28	(7,863)	12.01
Forfeited	(44,252)	17.87	(34,308)	15.99	(8,612)	21.45
Expired	(8,737)	15.03	(47,610)	12.49	(1,630)	9.87

Outstanding at end of year	2,043,933	$18.21	1,855,113	$18.75	1,636,886	$20.10

Options exercisable	1,407,271		1,255,703		1,167,748

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.00 to 12.28	366,794	7.87 years	$10.62	90,550	7.71 years	$10.93
13.87 to 13.87	244,376	9.08	13.87	—	—	—
16.81 to 17.88	503,762	2.45	17.46	424,297	1.77	17.58
18.64 to 23.07	494,375	3.39	22.13	457,798	3.25	22.18
23.44 to 26.265	434,626	2.62	23.49	434,626	2.62	23.49

	2,043,933	4.48 years	$18.21	1,407,271	2.90 years	$20.47

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2011 is $900,000 and $194,000, respectively.

A summary of the granted but unvested stock award activity for the years ended December 31, 2011, 2010 and 2009 follows:

	2011		2010		2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	81,592	$12.44	79,399	$13.56	26,348	$19.98
Granted	26,202	13.81	19,460	10.06	60,120	11.53
Vested	(58,646)	12.38	(8,208)	18.69	(7,069)	20.22
Forfeited	—	—	(9,059)	11.46	—	—

Outstanding at end of year	49,148	$13.25	81,592	$12.44	79,399	$13.56

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

At December 31, 2011, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2011
Unused consumer and construction loan lines of credit (primarily floating-rate)	$106,729
Unused commercial loan lines of credit (primarily floating-rate)	122,081
Other commitments to extend credit:
Fixed-Rate	40,064
Adjustable-Rate	3,638
Floating-Rate	33,208

The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 3.25% to 6.00% at December 31, 2011.

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

The Bank and Columbia each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Bank or Columbia to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. In the opinion of management, the potential exposure related to the loan sale agreements is adequately provided for in the reserve for repurchased loans which is included in other liabilities with a corresponding provision which reduced the net gain on sale of loans. The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At December 31, 2011, there were four outstanding loan repurchase requests on loans with a principal balance of $1.2 million which the Company is disputing.

An analysis of the reserve for repurchased loans for the years ended December 31, 2011, 2010 and 2009 follows (in thousands).

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$809	$819	$1,143
Recovery charged to operations, net	—	—	(245)
Loss on loans repurchased or settlements	(104)	(10)	(79)

Balance at end of year	$705	$809	$819

At December 31, 2011, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $1,811,000, $1,982,000 and $2,721,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The projected minimum rental commitments as of December 31, 2011 are as follows (in thousands):

Year Ended December 31,
2012	$1,852
2013	1,827
2014	1,821
2015	1,404
2016	1,234
Thereafter	12,658

$20,796

The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located in Ocean, Middlesex and Monmouth Counties, New Jersey. The Company also originates interest-only one-to-four family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2011 and 2010 was $54.9 million and $80.1 million, respectively. The amount of interest-only one-to-four family mortgage loans on non-accrual status at December 31, 2011 and 2010 was $4.6 million and $5.5 million, respectively. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. In recent years, there has been a weakening in the local economy coupled with declining real estate values. A further decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. The fair value hierarchy is as follows:

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

Transfers between levels are recognized at the end of the reporting period. Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

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

The Company utilizes third party pricing services to obtain market values for its corporate bonds. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their market value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third party pricing service, management concluded that Level 2 inputs were utilized. The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities and observations of equity and credit default swap curves related to the issuer.

Real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2011 and 2010 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$—	$102,776	$—	$102,776
State and municipal obligations	—	18,544	—	18,544
Corporate debt securities	—	39,449	—	39,449
Equity investments	4,510	—	—	4,510
Mortgage-backed securities available for sale	—	364,931	—	364,931

Items measured on a non-recurring basis:
Real estate owned	—	—	1,513	1,513
Loans measured for impairment based on the fair value of the underlying collateral	—	—	8,773	8,773

December 31, 2010
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$—	$41,132	$—	$41,132
State and municipal obligations	—	10,615	—	10,615
Corporate debt securities	—	39,856	—	39,856
Equity investments	315	—	—	315
Mortgage-backed securities available for sale	—	341,175	—	341,175

Items measured on a non-recurring basis:
Real estate owned	—	—	2,295	2,295
Loans measured for impairment based on the fair value of the underlying collateral	—	—	4,673	4,673

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). See “Limitations” under Note 16 to these financial statements.

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

The estimated fair values of the Bank’s significant financial instruments as of December 31, 2011 and 2010 are presented in the following tables (in thousands).

	December 31, 2011
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$77,527	$77,527
Investment securities available for sale	165,279	165,279
Mortgage-backed securities available for sale	364,931	364,931
Federal Home Loan Bank of New York stock	18,160	18,160
Loans receivable and mortgage loans held for sale	1,572,316	1,598,838
Financial Liabilities:
Deposits	1,706,083	1,711,258
Borrowed funds	359,601	367,879

	December 31, 2010
	Book Value	Fair Value
Financial Assets:
Cash and due from banks	$31,455	$31,455
Investment securities available for sale	91,918	91,918
Mortgage-backed securities available for sale	341,175	341,175
Federal Home Loan Bank of New York stock	16,928	16,928
Loans receivable and mortgage loans held for sale	1,667,462	1,675,805
Financial Liabilities:
Deposits	1,663,968	1,668,007
Borrowed funds	360,364	364,657

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

(17) Parent-Only Financial Information

The following condensed statements of financial condition at December 31, 2011 and 2010 and condensed statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2011	2010

Assets
Cash and due from banks	$7	$7
Advances to subsidiary Bank	18,096	20,879
Investment securities	4,510	316
ESOP loan receivable	4,243	4,400
Investment in subsidiary Bank	214,910	201,200
Other assets	2,618	2,090

Total assets	$244,384	$228,892

Liabilities and Stockholders’ Equity
Borrowings	$27,500	$27,500
Other liabilities	35	141
Stockholders’ equity	216,849	201,251

Total liabilities and stockholders’ equity	$244,384	$228,892

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Dividend income – subsidiary Bank	$13,800	$—	$7,200
Dividend income – investment securities	23	15	15
Other-than-temporary impairment losses and loss on sale – investment securities	(148)	—	(4)
Interest income – advances to subsidiary Bank	50	64	69
Interest income – ESOP loan receivable	364	375	386

Total dividend and interest income	14,089	454	7,666
Interest expense – borrowings	750	784	928
Operating expenses	1,353	1,439	2,174

Income (loss) before income taxes and undistributed earnings of subsidiary Bank	11,986	(1,769)	4,564
Benefit for income taxes	635	619	923

Income (loss) before undistributed earnings of subsidiary Bank	12,621	(1,150)	5,487
Undistributed earnings of subsidiary Bank	8,120	21,528	10,166

Net Income	$20,741	$20,378	$15,653

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$20,741	$20,378	$15,653
Decrease (increase) in advances to subsidiary Bank	2,783	10,918	(30,409)
Undistributed earnings of subsidiary Bank	(8,120)	(21,528)	(10,166)
Other-than-temporary impairment losses and loss on sale of investment securities	148	—	4
Change in other assets and other liabilities	(745)	(619)	(1,006)

Net cash provided by (used in) operating activities	14,807	9,149	(25,924)

Cash flows from investing activities:
Proceeds from sale of investment securities	—	—	1,822
Purchase of investment securities	(4,072)	—	—
Investment in subsidiary Bank	—	—	(19,132)
Repayments on ESOP loan receivable	157	147	136

Net cash (used in) provided by investing activities	(3,915)	147	(17,174)

Cash flows from financing activities:
Dividends paid – common stock	(8,789)	(8,764)	(9,417)
Dividends paid – preferred stock	—	—	(1,828)
Repurchase shares of common stock	(2,147)	—	—
Proceeds from issuance of preferred stock and warrants	—	—	38,263
Redemption of warrants and preferred stock	—	(431)	(38,263)
(Expenses ) proceeds from common stock issuance	—	(108)	54,248
Exercise of stock options	44	7	95

Net cash (used in) provided by financing activities	(10,892)	(9,296)	43,098

Net increase in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	7	7	7

Cash and due from banks at end of year	$7	$7	$7

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

•

Term/Period – unobservable input based on the terms of the Security Purchase Agreement and the Company’s expectations to redeem the preferred stock. The preferred stock had no maturity date, however, the Company could redeem the preferred shares at any time with the approval of the Secretary of the Treasury after consultation with the Office of Thrift Supervision. Under the terms of the Security Purchase Agreement, cumulative dividends on the preferred stock accrue at 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Company accepted the preferred stock investment on a voluntary basis due to the uncertainties surrounding the economic recession. The Company was more than well-capitalized before receipt of the preferred stock investment and the Company’s conservative risk profile did not make the preferred stock investment necessary. Due to the increase in the dividend rate after five years and the resulting prohibitive cost of the preferred stock and relative dilutive effect on earnings per share, the estimated term was established at five years. The Company expected to fund the repurchase through internally generated capital or through access to the capital markets.

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

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(Unaudited)

	Quarter ended
	Dec. 31	Sept. 30	June 30	March 31

2011
Interest income	$23,416	$23,443	$24,237	$24,291
Interest expense	4,143	4,371	4,592	4,954

Net interest income	19,273	19,072	19,645	19,337
Provision for loan losses	2,000	1,850	2,200	1,700

Net interest income after provision for loan losses	17,273	17,222	17,445	17,637
Other income	4,214	3,731	3,897	3,459
Operating expenses	13,021	13,131	13,385	13,127

Income before provision for income taxes	8,466	7,822	7,957	7,969
Provision for income taxes	3,007	2,748	2,854	2,864

Net income	$5,459	$5,074	$5,103	$5,105

Basic earnings per share	$.30	$.28	$.28	$.28

Diluted earnings per share	$.30	$.28	$.28	$.28

2010
Interest income	$24,757	$25,728	$25,807	$25,075
Interest expense	5,877	6,160	6,110	6,106

Net interest income	18,880	19,568	19,697	18,969
Provision for loan losses	2,000	1,600	2,200	2,200

Net interest income after provision for loan losses	16,880	17,968	17,497	16,769
Other income	4,527	4,219	3,598	2,968
Operating expenses	13,926	13,760	13,260	12,701

Income before provision for income taxes	7,481	8,427	7,835	7,036
Provision for income taxes	1,697	3,189	2,884	2,631

Net income	$5,784	$5,238	$4,951	$4,405

Basic earnings per share	$.32	$.29	$.27	$.24

Diluted earnings per share	$.32	$.29	$.27	$.24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 59.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012 under the captions “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012 under the caption “Stock Ownership.”

Information regarding the Company’s equity compensation plans existing as of December 31, 2011 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,043,933	$18.21	2,414,569
Equity compensation plans not approved by security holders	—	—	—
Total	2,043,933	$18.21	2,414,569

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 10, 2012 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC) and Columbia Home Loans, LLC and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)
3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.1(a)	Certificate of Designations (15)
3.2	Bylaws of OceanFirst Financial Corp. (6)
3.2(a)	Warrant to Purchase up to 380,583 shares of Common Stock (15)
3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)
4.0	Stock Certificate of OceanFirst Financial Corp.(1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.1(b)	Amended Employee Stock Ownership Plan (13)
10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (13)
10.1(d)	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Company and the United States Department of the Treasury (15)
10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)
10.2(a)	Form of Waiver executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (14)
10.3(b)	Form of Senior Executive Officer Agreement executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3(c)	Amendment to the Executive Supplemental Retirement Income Agreement between OceanFirst Bank and John R. Garbarino (16)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (14)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (14)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers (1)
10.13	2000 Stock Option Plan (5)
10.14	Form of Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes (6)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)
10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)
10.20	2006 Stock Incentive Plan (12)
10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)
10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)

10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options (17)
10.26	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Awards (17)
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement (17)
10.28	2011 Stock Incentive Plan (18)
10.29	2011 Cash Incentive Compensation Plan (18)
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certifications (filed herewith)
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005.
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
(12)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 14, 2006.
(13)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
(14)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
(15)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.
(16)	Incorporated by reference from Exhibit to Form 8-K filed December 22, 2010.
(17)	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
(18)	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.

By:	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

Date:	March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino	March 5, 2012
John R. Garbarino
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	March 5, 2012
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ Joseph J. Burke	March 5, 2012
Joseph J. Burke
Director

/s/ Angelo Catania	March 5, 2012
Angelo Catania
Director

/s/ John W. Chadwick	March 5, 2012
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 5, 2012
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 5, 2012
Diane F. Rhine
Director

/s/ Mark G. Solow	March 5, 2012
Mark G. Solow
Director

/s/ John E. Walsh	March 5, 2012
John E. Walsh
Director