Form 10-Q
period 2012-03-31
OCEANFIRST FINANCIAL CORP
filed 2012-05-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-11713

OceanFirst Financial Corp.

(Exact name of registrant as specified in its charter)

Delaware	22-3412577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

975 Hooper Avenue, Toms River, NJ	08753
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of May 7, 2012, there were 18,572,441 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	March 31, 2012	December 31, 2011	March 31, 2011

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,261,214	$2,302,094	$2,263,283
Loans receivable, net	1,554,862	1,563,019	1,636,251
Deposits	1,680,444	1,706,083	1,645,788
Stockholders’ equity	220,471	216,849	205,986

SELECTED OPERATING DATA:

Net interest income	19,105	19,273	19,337
Provision for loan losses	1,700	2,000	1,700
Other income	4,311	4,214	3,459
Operating expenses	12,940	13,021	13,128
Net income	5,647	5,459	5,106
Diluted earnings per share	0.31	0.30	0.28

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	11.86	11.61	10.93
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.75%	9.42%	9.10%
Return on average assets (1)	0.99	0.95	0.90
Return on average stockholders’ equity (1)	10.38	10.07	10.12
Average interest rate spread	3.42	3.43	3.48
Net interest margin	3.52	3.53	3.60
Operating expenses to average assets (1)	2.27	2.27	2.32
Efficiency ratio	55.26	55.44	57.59

ASSET QUALITY:

Non-performing loans	$44,523	$44,008	$35,686
Non-performing assets	46,561	45,978	37,600
Non-performing loans as a percent of total loans receivable (2)	2.83%	2.77%	2.15%
Non-performing assets as a percent of total assets (2)	2.06	2.00	1.66
Allowance for loan losses as a percent of total loans receivable(2)	1.16	1.15	1.23
Allowance for loan losses as a percent of total non-performing loans (2)	40.97	41.42	57.25

(1)	Ratios are annualized
(2)	As discussed in the section “Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011 – Provision for Loan Losses”, during the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate, which accelerated the recognition of loan charge-offs. Without the additional cumulative charge-offs of $6.8 million and $5.7 million at March 31, 2012 and December 31, 2011, respectively, the Company would have reported the following asset quality ratios as of March 31, 2012 and December 31, 2011, respectively: non-performing loans as a percent of total loans receivable of 3.26% and 3.12%; non-performing assets as a percent of total assets of 2.35% and 2.24%; allowance for loan losses as a percent of total loans receivable of 1.59% and 1.50%; and allowance for loan losses as a percent of total non-performing loans of 48.79% and 48.12%.

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank serving Ocean and Monmouth Counties in New Jersey. The term the “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, merchant credit card services, deposit accounts, trust and asset management services, the sale of investment products and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, data processing, federal deposit insurance and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. In late 2011 and into the first quarter of 2012, the Company’s net interest margin contracted as compared to prior linked periods. Due to the low interest rate environment, high loan refinance volume has caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix has shifted as higher-yielding loans have decreased due to weak demand, prepayments and the sale of newly originated 30-year fixed-rate one-to-four family loans while lower yielding securities have increased. Management expects the low interest rate environment to continue beyond 2012, resulting in further pressure on the net interest margin. In addition to the interest rate environment, the Company’s results are affected by national and local economic conditions. Recent economic indicators point to some improvement in the economy, which expanded moderately in 2011 and the first quarter of 2012, and in overall labor market conditions as the national unemployment rate has decreased in seven of the last eight months through April 2012. Despite these signs, the overall economy remains weak and the unemployment rate remains at elevated levels. Additionally, housing values remain significantly below their peak levels in 2006. These economic conditions have generally had an adverse impact on the Company’s results of operations.

Highlights of the Company’s financial results for the three months ended March 31, 2012 were as follows:

Total assets decreased to $2.261 billion at March 31, 2012, from $2.302 billion at December 31, 2011. Loans receivable, net decreased $8.2 million at March 31, 2012, as compared to December 31, 2011 primarily due to weak commercial loan demand, prepayments and sale of newly originated 30-year fixed-rate one-to-four family loans. Cash and due from banks decreased by $39.4 million. Part of the cash and due from banks was invested in mortgage-backed securities which increased $11.5 million, to $376.5 million at March 31, 2012 as compared to $364.9 million at December 31, 2011.

Deposits decreased by $25.6 million, or 1.5%, at March 31, 2012, as compared to December 31, 2011. Additionally, Federal Home Loan Bank (“FHLB”) advances decreased $21.0 million, to $245.0 million at March 31, 2012 from $266.0 million at December 31, 2011.

Diluted earnings per share increased 10.7%, to $0.31 for the quarter ended March 31, 2012, from $0.28 for the corresponding prior year quarter. The improvement was primarily due to an increase in other income and a decrease in operating expenses.

Net interest income for the three months ended March 31, 2012 decreased to $19.1 million, as compared to $19.3 million in the same prior year period, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.52% for the three months ended March 31, 2012, as compared to 3.60% for the corresponding prior year period. Total revenue, however, increased 2.7%, to $23.4 million for the quarter ended March 31, 2012, as compared to $22.8 million for the corresponding prior year period due to an increase in other income.

The provision for loan losses was $1.7 million for the three months ended March 31, 2012, unchanged from the corresponding prior year period. The Company’s non-performing loans totaled $44.5 million at March 31, 2012, a $515,000 increase from $44.0 million at December 31, 2011.

The Company remains well-capitalized with a tangible common equity ratio of 9.75%.

Return on average stockholders’ equity was 10.38% for the three months ended March 31, 2012, as compared to 10.12% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2012 and 2011. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012			2011
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$49,840	$21	.17%	$21,996	$15	.27%
Investment securities (1)	179,237	490	1.09	126,090	299	.95
FHLB stock	17,900	229	5.12	17,534	250	5.70
Mortgage-backed securities (1)	359,530	2,318	2.58	335,602	2,563	3.05
Loans receivable, net (2)	1,565,956	19,805	5.06	1,647,750	21,164	5.14

Total interest-earning assets	2,172,463	22,863	4.21	2,148,972	24,291	4.52

Non-interest-earning assets	103,620			112,969

Total assets	$2,276,083			$2,261,941

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,283,926	916	.29	$1,255,244	1,665	.53
Time deposits	255,999	1,102	1.72	279,566	1,244	1.78

Total	1,539,925	2,018	.52	1,534,810	2,909	.76
Borrowed funds	351,311	1,740	1.98	373,792	2,045	2.19

Total interest-bearing liabilities	1,891,236	3,758	.79	1,908,602	4,954	1.04

Non-interest-bearing deposits	151,143			130,227
Non-interest-bearing liabilities	16,125			21,358

Total liabilities	2,058,504			2,060,187
Stockholders’ equity	217,579			201,754

Total liabilities and stockholders’ equity	$2,276,083			$2,261,941

Net interest income		$19,105			$19,337

Net interest rate spread (3)			3.42%			3.48%

Net interest margin (4)			3.52%			3.60%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets at March 31, 2012 were $2.261 billion, a decrease of $40.9 million, or 1.8%, compared to $2.302 billion at December 31, 2011.

Cash and due from banks decreased by $39.4 million, to $38.1 million at March 31, 2012, as compared to $77.5 million at December 31, 2011. Part of the cash and due from banks was invested in mortgage-backed securities which increased by $11.5 million, to $376.5 million at March 31, 2012, as compared to $364.9 million at December 31, 2011.

Loans receivable, net decreased by $8.2 million, to a balance of $1.555 billion at March 31, 2012, as compared to a balance of $1.563 billion at December 31, 2011, primarily due to weak commercial loan demand, prepayments and sale of newly originated 30-year fixed-rate one-to-four family loans.

Total deposits decreased $25.6 million, or 1.5%, to $1.680 billion at March 31, 2012, from $1.706 billion at December 31, 2011. Additionally, Federal Home Loan Bank advances decreased by $21.0 million to $245.0 million at March 31, 2012, as compared to $266.0 million at December 31, 2011.

Stockholders’ equity at March 31, 2012 increased by 1.7%, to $220.5 million, as compared to $216.8 million at December 31, 2011, primarily due to net income and a reduction in accumulated other comprehensive loss, partly offset by the cash dividend on common stock and by the repurchase of 113,500 shares of common stock for $1.6 million.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General

Net income for the three months ended March 31, 2012 was $5.6 million, as compared to net income of $5.1 million for the corresponding prior year period, an increase of $541,000 or 10.6%. On a per share basis net income per diluted share was $0.31 for the three months ended March 31, 2012, as compared to $0.28 for the corresponding prior year period.

Interest Income

Interest income for the three months ended March 31, 2012 was $22.9 million, as compared to $24.3 million for the three months ended March 31, 2011. The yield on interest-earning assets declined to 4.21% for the three months ended March 31, 2012, as compared to 4.52% for the same prior year period. For the quarter ended March 31, 2012, the yield on loans receivable benefited from loan prepayment fees of $254,000, most of which was related to a single large commercial loan. The loan prepayment fees increased the yield on interest-earning assets by 5 basis points for the quarter ended March 31, 2012. Average interest-earning assets increased by $23.5 million, or 1.1%, for the three months ended March 31, 2012, as compared to the same prior year period. The increase in average interest-earning assets was due to the increase in average investment and mortgage-backed securities, which together increased $77.1 million, or 16.7%, and the increase in average short-term investments which increased $27.8 million. These increases were partly offset by a decrease in average loans receivable, net, of $81.8 million.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $3.8 million, as compared to $5.0 million for the three months ended March 31, 2011. The cost of interest-bearing liabilities decreased to .79% for the three months ended March 31, 2012 as compared to 1.04% in the same prior year period. Average interest-bearing liabilities decreased by $17.4 million, or .9%, for the three months ended March 31, 2012, as compared to the same prior year period. The decrease was due to declines in average time deposits and average borrowed funds of $23.6 million and $22.5 million, respectively, as compared to the same prior year period, partly offset by an increase of average transaction deposits of $28.7 million.

Net Interest Income

Net interest income for the quarter ended March 31, 2012 decreased to $19.1 million, as compared to $19.3 million in the same prior year period, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.52% for the quarter ended March 31, 2012, from 3.60% in the same prior year period due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding short-term investments and investment and mortgage-backed securities. High loan refinance volume also caused yields on loans and mortgage-backed securities to trend downward.

Provision for Loan Losses

For the three months ended March 31, 2012, the provision for loan losses was $1.7 million, unchanged from the corresponding prior year period. Non-performing loans increased $515,000, or 1.2%, at March 31, 2012, to $44.5 million from $44.0 million at December 31, 2011. Net charge-offs for the three months ended March 31, 2012 were $1,689,000, as compared to $970,000 in the same prior year period. During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate which accelerated the recognition of loan charge-offs. The Company now takes charge-offs in the period the loan, or portion thereof, is deemed uncollectable, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. Previously, specific valuation reserves were established until the loan charge-off was recorded upon final resolution of the collateral.

Other Income

Other income increased to $4.3 million for the quarter ended March 31, 2012, as compared to $3.5 million in the same prior year period primarily due to a reduction in the net loss from other real estate owned, higher fees and service charges and an increase in the net gain on the sale of loans. The net loss from other real estate owned decreased by $316,000 for the quarter ended March 31, 2012, as compared to the same prior year period. Additionally, for the quarter ended March 31, 2012, fees and service charges increased $221,000 due to increases in trust revenue, merchant service fees and checking account fees. Finally, for the quarter ended March 31, 2012, the net gain on the sale of loans increased $213,000, due to strong gain on sale margins. The net gain on the sale of loans was adversely affected by a $150,000 increase in the reserve for repurchased loans.

Operating Expenses

Operating expenses decreased by 1.4%, to $12.9 million for the three months ended March 31, 2012, as compared to $13.1 million for the corresponding prior year period. Federal deposit insurance expense for the three months ended March 31, 2012 decreased by $210,000 from the corresponding prior year period due to a lower assessment rate and a change in the assessment methodology from deposit-based to a total liability-based assessment. Additionally, compensation and employee benefits costs decreased by $205,000, or 2.9%, to $6.8 million for the three months ended March 31, 2012, as compared to the corresponding prior year period.

Provision for Income Taxes

Income tax expense was $3.1 million for the three months ended March 31, 2012, as compared to $2.9 million for the same prior year period. The effective tax rate decreased to 35.7% for the three months ended March 31, 2012, as compared to 35.9% in the same prior period.

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

At March 31, 2012 and December 31, 2011, the Company had no outstanding overnight borrowings from the FHLB. The Company periodically utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings of $245.0 million at March 31, 2012, a decrease from $266.0 million at December 31, 2011.

The Company’s cash needs for the three months ended March 31, 2012 were primarily satisfied by principal payments on loans and mortgage-backed securities and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities, deposit outflow and to reduce FHLB borrowings. The Company’s cash needs for the three months ended March 31, 2011 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased FHLB borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and deposit outflow.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2012, outstanding commitments to originate loans totaled $73.4 million; outstanding unused lines of credit totaled $225.2 million; and outstanding commitments to sell loans totaled $13.8 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $169.2 million at March 31, 2012. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three months ended March 31, 2012, the Company repurchased 113,500 shares of common stock at a total cost of $1.6 million compared with no repurchases for the three months ended March 31, 2011. At March 31, 2012, there were 663,652 shares remaining to be repurchased under the existing stock repurchase program.

Cash dividends on common stock declared and paid during the first three months of 2012 were $2.2 million, unchanged as compared to the same prior year period. On April 18, 2012, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on May 11, 2012 to stockholders of record at the close of business on April 30, 2012.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the first three months of 2012, the Company received a dividend payment of $5.5 million from the Bank. At March 31, 2012, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $11.1 million in dividends from the Bank to the Company over the next two quarters although the Federal Reserve reserved the right to revoke its decision at any time if a safety and soundness concern arises throughout the period. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At March 31, 2012, OceanFirst Financial Corp. held $16.1 million in cash and $4.5 million in investment securities available for sale.

As of March 31, 2012, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible capital	$214,607	9.51%	$33,867	1.50%
Core capital	214,607	9.51	90,313	4.00
Tier 1 risk-based capital	214,607	14.55	59,016	4.00
Total risk-based capital	232,848	15.78	118,032	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

At March 31, 2012, the Company maintained tangible common equity of $220.5 million, for a tangible common equity to assets ratio of 9.75%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $13.8 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2012 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$341,294	$88,794	$146,000	$84,000	$22,500
Commitments to Originate Loans	73,381	73,381	—	—	—
Commitments to Fund Unused Lines of Credit	225,202	225,202	—	—	—

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

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans and Other Real Estate Owned (“OREO”). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$28,962	$29,193
Commercial real estate	10,584	10,552
Construction	—	43
Consumer	4,067	3,653
Commercial	910	567

Total non-performing loans	44,523	44,008
OREO, net	2,038	1,970

Total non-performing assets	$46,561	$45,978

Delinquent loans 30-89 days	$9,401	$14,972

Allowance for loan losses as a percent of total loans receivable	1.16%	1.15%
Allowance for loan losses as percent of total non-performing loans	40.97	41.42
Non-performing loans as a percent of total loans receivable	2.83	2.77
Non-performing assets as a percent of total assets	2.06	2.00

Included in the non-performing loan total at March 31, 2012 was $16.2 million of troubled debt restructured loans, as compared to $14.5 million of troubled debt restructured loans at December 31, 2011. Non-performing loans are concentrated in one-to-four family loans which comprise 65.0% of the total. At March 31, 2012, the average weighted loan-to-value ratio of non-performing one-to-four family loans, after any related charge-offs, was 62% using appraisal values at time of origination and 80% using updated appraisal values. Appraisals are updated for all non-performing loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. At March 31, 2012, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 57% using appraisal values at time of origination. Based upon sales data for the first quarter of 2012 from the Ocean and Monmouth Counties Multiple Listing Service, home values in the Company’s primary market area have declined by approximately 23% from the peak of the market in 2006. Individual home values may move more or less than the average based upon the specific characteristics of the property. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing loan relationship consists of several credits totaling $6.3 million. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. An appraisal performed in May 2011 values the real estate collateral at $9.1 million. In November 2011, the Company entered into a troubled debt restructuring with the borrower which capitalized delinquent interest and reduced the interest rate in exchange for additional collateral. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey. The protracted foreclosure process delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. Of the non-performing one-to-four family loans at March 31, 2012, 72% were originated by alternative Bank delivery channels which were previously shuttered.

The Company classifies loans and other assets in accordance with regulatory guidelines. At March 31, 2012, the Company had $11.5 million in loans designated as Special Mention, $69.6 million in loans classified as Substandard and $352,000 in other assets classified as Doubtful, as compared to $11.5 million, $63.1 million and $74,600, respectively, at December 31, 2011. The largest Special Mention loan relationship at March 31, 2012 is comprised of several credit facilities to a commercial lending borrower specializing in residential home building and ownership of commercial office properties totaling $1.8 million. The loans are current as to payments but criticized due to poor operating results. The loans are collateralized by residential and commercial real estate. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $9.3 million, which was current as to payments, but criticized due to poor, but improving, operating results. The loans are collateralized by commercial real estate and other business assets. In addition to loan classifications, the Company classified investment securities with an amortized cost of $25.0 million and a carrying value of $18.1 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally recognized credit rating services. These securities are all current as to principal and interest payments.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of probability or confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties are further discussed in the 2011 Form 10-K and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2011 Form 10-K and Item 1A of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2012, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2012, the Company’s one-year gap was negative 0.50% as compared to negative 0.03% at December 31, 2011.

At March 31, 2012	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$12,020	$—	$—	$—	$—	$12,020
Investment securities	64,853	23,078	86,521	—	4,294	178,746
FHLB stock	—	—	—	—	17,747	17,747
Mortgage-backed securities	52,753	54,675	105,397	65,573	87,478	365,876
Loans receivable (2)	311,064	431,446	468,413	182,785	179,121	1,572,829

Total interest-earning assets	440,690	509,199	660,331	248,358	288,640	2,147,218

Interest-bearing liabilities:
Money market deposit accounts	38,399	9,127	20,077	15,149	49,020	131,772
Savings accounts	28,361	21,837	45,006	34,065	106,061	235,330
Interest-bearing checking accounts	520,857	61,426	111,039	91,743	117,719	902,784
Time deposits	71,419	97,827	33,449	38,849	11,412	252,956
FHLB advances	20,000	—	146,000	79,000	—	245,000
Securities sold under agreements to repurchase	68,794	—	—	—	—	68,794
Other borrowings	22,500	—	—	5,000	—	27,500

Total interest-bearing liabilities	770,330	190,217	355,571	263,806	284,212	1,864,136

Interest sensitivity gap (3)	$(329,640)	$318,982	$304,760	$(15,448)	$4,428	$283,082

Cumulative interest sensitivity gap	$(329,640)	$(10,658)	$294,102	$278,654	$283,082	$283,082

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(15.35)%	(0.50)%	13.70%	12.98%	13.18%	13.18%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.

(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2012 and December 31, 2011. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2011 Form 10-K.

	March 31, 2012					December 31, 2011
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
300	$243,642	(4.7)%	11.3	$65,173	(11.1)%	$238,057	(4.8)%	10.9%	$65,048	(11.1)%
200	255,217	(0.1)	11.6	68,585	(6.4)	252,307	0.9	11.2	68,659	(6.2)
100	260,209	1.8	11.6	71,294	(2.7)	261,068	4.4	11.4	71,441	(2.4)
Static	255,576	—	11.2	73,291	—	250,109	—	10.7	73,189	—
(100)	218,866	(14.4)	9.4	68,984	(5.9)	204,786	(18.1)	8.7	67,900	(7.2)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and due from banks	$38,095	$77,527
Investment securities available for sale	166,356	165,279
Federal Home Loan Bank of New York stock, at cost	17,747	18,160
Mortgage-backed securities available for sale	376,461	364,931
Loans receivable, net	1,554,862	1,563,019
Mortgage loans held for sale	4,081	9,297
Interest and dividends receivable	6,381	6,432
Other real estate owned, net	2,038	1,970
Premises and equipment, net	22,226	22,259
Servicing asset	4,765	4,836
Bank Owned Life Insurance	42,135	41,987
Other assets	26,067	26,397

Total assets	$2,261,214	$2,302,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,680,444	$1,706,083
Securities sold under agreements to repurchase with retail customers	68,794	66,101
Federal Home Loan Bank advances	245,000	266,000
Other borrowings	27,500	27,500
Due to brokers	—	5,186
Advances by borrowers for taxes and insurance	8,316	7,113
Other liabilities	10,689	7,262

Total liabilities	2,040,743	2,085,245

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,593,968 and 18,682,568 shares outstanding at March 31, 2012 and December 31, 2011, respectively	336	336
Additional paid-in capital	262,750	262,812
Retained earnings	190,173	186,666
Accumulated other comprehensive loss	(1,104)	(2,468)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(4,121)	(4,193)
Treasury stock, 14,972,804 and 14,884,204 shares at March 31, 2012 and December 31, 2011, respectively	(227,563)	(226,304)
Common stock acquired by Deferred Compensation Plan	(679)	(871)
Deferred Compensation Plan Liability	679	871

Total stockholders’ equity	220,471	216,849

Total liabilities and stockholders’ equity	$2,261,214	$2,302,094

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended March 31,
	2012	2011
	(Unaudited)

Interest income:
Loans	$19,805	$21,164
Mortgage-backed securities	2,318	2,563
Investment securities and other	740	564

Total interest income	22,863	24,291

Interest expense:
Deposits	2,018	2,909
Borrowed funds	1,740	2,045

Total interest expense	3,758	4,954

Net interest income	19,105	19,337

Provision for loan losses	1,700	1,700

Net interest income after provision for loan losses	17,405	17,637

Other income:
Loan servicing income	138	96
Fees and service charges	2,943	2,722
Net gain on sales of loans available for sale	972	759
Net loss from other real estate owned	(50)	(366)
Income from Bank Owned Life Insurance	306	248
Other	2	—

Total other income	4,311	3,459

Operating expenses:
Compensation and employee benefits	6,837	7,042
Occupancy	1,304	1,195
Equipment	595	647
Marketing	346	336
Federal deposit insurance	531	741
Data processing	943	883
Legal	239	256
Check card processing	299	320
Accounting and audit	133	140
Other operating expense	1,713	1,568

Total operating expenses	12,940	13,128

Income before provision for income taxes	8,776	7,968
Provision for income taxes	3,129	2,862

Net income	$5,647	$5,106

Basic earnings per share	$0.31	$0.28

Diluted earnings per share	$0.31	$0.28

Average basic shares outstanding	18,064	18,162

Average diluted shares outstanding	18,108	18,211

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended March 31,
	2012	2011
	(Unaudited)

Net income	$5,647	$5,106
Other comprehensive income:
Unrealized gain on securities (net of tax expense $1,003 in 2012 and $993 in 2011)	1,364	1,436

Total comprehensive income	$7,011	$6,542

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2010	$—	$336	$260,739	$174,677	$(5,560)	$(4,484)	$(224,457)	$(946)	$946	$201,251

Net income	—	—	—	5,106	—	—	—	—	—	5,106
Unrealized gain on securities (net of tax expense $993)	—	—	—	—	1,436	—	—	—	—	1,436
Tax expense of stock plans	—	—	(8)	—	—	—	—	—	—	(8)
Stock awards	—	—	265	—	—	—	—	—	—	265
Treasury stock allocated to restricted stock plan	—	—	(280)	37	—	—	243	—	—	—
Allocation of ESOP stock	—	—	44	—	—	73	—	—	—	117
Cash dividend $0.12 per share	—	—	—	(2,194)	—	—	—	—	—	(2,194)
Exercise of stock options	—	—	—	(2)	—	—	15	—	—	13
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(4)	4	—

Balance at March 31, 2011	$—	$336	$260,760	$177,624	$(4,124)	$(4,411)	$(224,199)	$(950)	$950	$205,986

Balance at December 31, 2011	$—	$336	$262,812	$186,666	$(2,468)	$(4,193)	$(226,304)	$(871)	$871	$216,849
Net income	—	—	—	5,647	—	—	—	—	—	5,647
Unrealized gain on securities (net of tax expense $1,003)	—	—	—	—	1,364	—	—	—	—	1,364
Tax expense of stock plans	—	—	(2)	—	—	—	—	—	—	(2)
Stock awards	—	—	175	—	—	—	—	—	—	175
Treasury stock allocated to restricted stock plan	—	—	(282)	42	—	—	240	—	—	—
Purchased 113,500 shares of common stock	—	—	—	—	—	—	(1,565)	—	—	(1,565)
Allocation of ESOP stock	—	—	47	—	—	72	—	—	—	119
Cash dividend $0.12 per share	—	—		(2,176)	—	—	—	—	—	(2,176)
Exercise of stock options	—	—	—	(6)	—	—	66	—	—	60
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	192	(192)	—

Balance at March 31, 2012	$—	$336	$262,750	$190,173	$(1,104)	$(4,121)	$(227,563)	$(679)	$679	$220,471

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$5,647	$5,106

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	628	598
Allocation of ESOP stock	119	117
Stock awards	175	265
Amortization of servicing asset	410	484
Net premium amortization in excess of discount accretion on securities	800	590
Net amortization of deferred costs and discounts on loans	192	259
Provision for loan losses	1,700	1,700
Provision for repurchased loans	150	—
Net loss on sale of other real estate owned	30	269
Net gain on sales of loans	(1,122)	(759)
Proceeds from sales of mortgage loans held for sale	44,116	40,680
Mortgage loans originated for sale	(38,117)	(36,470)
Increase in value of Bank Owned Life Insurance	(306)	(248)
Proceeds from Bank Owned Life Insurance	158	—
Decrease (increase) in interest and dividends receivable	51	(314)
(Increase) decrease in other assets	(673)	186
Increase (decrease) in other liabilities	3,277	(8,860)

Total adjustments	11,588	(1,503)

Net cash provided by operating activities	17,235	3,603

Cash flows from investing activities:
Net decrease in loans receivable	5,998	22,356
Purchase of investment securities available for sale	(1,777)	(30,311)
Purchase of mortgage-backed securities available for sale	(45,977)	(29,808)
Principal repayments on mortgage-backed securities available for sale	28,860	21,845
Proceeds from maturities of investment securities available for sale	2,668	—
Decrease (increase) in Federal Home Loan Bank of New York stock	413	(1,442)
Proceeds from sales of other real estate owned	169	334
Purchases of premises and equipment	(595)	(559)

Net cash used in investing activities	(10,241)	(17,585)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2012	2011
	(Unaudited)
Cash flows from financing activities:
Decrease in deposits	$(25,639)	$(18,180)
Increase in short-term borrowings	2,693	39,350
Proceeds from Federal Home Loan Bank advances	—	25,000
Repayments of Federal Home Loan Bank advances	(21,000)	(31,000)
Increase in advances by borrowers for taxes and insurance	1,203	908
Exercise of stock options	60	13
Purchase of treasury stock	(1,565)	—
Dividends paid – common stock	(2,176)	(2,194)
Tax expense of stock plans	(2)	(8)

Net cash (used in) provided by financing activities	(46,426)	13,889

Net decrease in cash and due from banks	(39,432)	(93)
Cash and due from banks at beginning of period	77,527	31,455

Cash and due from banks at end of period	$38,095	$31,362

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,826	$5,052
Income taxes	12	4,900
Non-cash activities:
Transfer of loans receivable to other real estate owned	267	222

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for all of 2012. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2011.

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011

Weighted average shares issued net of Treasury shares	18,651	18,828
Less: Unallocated ESOP shares	(493)	(527)
Unallocated incentive award shares and shares held by deferred compensation plan	(94)	(139)

Average basic shares outstanding	18,064	18,162
Add: Effect of dilutive securities:
Shares held by deferred compensation plan	44	49

Average diluted shares outstanding	18,108	18,211

For the three months ended March 31, 2012 and 2011, antidilutive stock options of 2,043,000 and 1,972,000, respectively, were excluded from earnings per share calculations.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at March 31, 2012 and December 31, 2011 are as follows (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. agency obligations	$101,855	$854	$(11)	$102,698
State and municipal obligations	17,597	29	(1)	17,625
Corporate debt securities	55,000	—	(14,029)	40,971
Equity investments	4,294	768	—	5,062

	$178,746	$1,651	$(14,041)	$166,356

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. agency obligations	$102,059	$760	$(43)	$102,776
State and municipal obligations	18,526	26	(8)	18,544
Corporate debt securities	55,000	—	(15,551)	39,449
Equity investments	4,294	250	(34)	4,510

	$179,879	$1,036	$(15,636)	$165,279

There were no realized gains or losses on the sale of investment securities available for sale for the three months ended March 31, 2012 or March 31, 2011.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at March 31, 2012 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2012, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $41.0 million, respectively, were callable prior to the maturity date.

March 31, 2012	Amortized Cost	Estimated Market Value
Less than one year	$32,931	$32,972
Due after one year through five years	86,521	87,351
Due after five years through ten years	—	—
Due after ten years	55,000	40,971

	$174,452	$161,294

The estimated market value and unrealized loss for investment securities available for sale at March 31, 2012 and December 31, 2011 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2012	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. Agency obligations	$5,107	$(11)	$—	$—	$5,107	$(11)
State and municipal obligations	403	(1)	—	—	403	(1)
Corporate debt securities	—	—	40,971	(14,029)	40,971	(14,029)

	$5,510	$(12)	$40,971	$(14,029)	$46,481	$(14,041)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. Agency obligations	$20,791	$(43)	$—	$—	$20,791	$(43)
State and municipal obligations	421	(1)	1,935	(7)	2,356	(8)
Corporate debt securities	—	—	39,449	(15,551)	39,449	(15,551)
Equity investments	1,465	(34)	—	—	1,465	(34)

	$22,677	$(78)	$41,384	$(15,558)	$64,061	$(15,636)

At March 31, 2012, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$10,377	Ba1/BB+
Chase Capital	10,000	7,639	A2/BBB
Wells Fargo Capital	5,000	3,881	A3/A-
Huntington Capital	5,000	3,796	Baa3/BB+
Keycorp Capital	5,000	3,853	Baa3/BBB-
PNC Capital	5,000	3,904	Baa2/BBB
State Street Capital	5,000	3,917	A3/BBB+
SunTrust Capital	5,000	3,604	Baa3/BB+

	$55,000	$40,971

At March 31, 2012, the market value of each corporate debt security was below cost. However, the estimated market value of the corporate debt securities portfolio increased over prior periods. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A2 to a low of BB+ as rated by one of the internationally recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Subsequent to purchase, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at March 31, 2012. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

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

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio from the 2008 lows, the capital position of the issuers and the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at March 31, 2012.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at March 31, 2012 and December 31, 2011 are as follows (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$106,267	$898	$(128)	$107,037
FNMA	258,695	9,657	(17)	268,335
GNMA	914	175	—	1,089

	$365,876	$10,730	$(145)	$376,461

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$74,155	$950	$(48)	$75,057
FNMA	279,414	9,369	(21)	288,762
GNMA	935	177	—	1,112

	$354,504	$10,496	$(69)	$364,931

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three months ended March 31, 2012 and 2011.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at March 31, 2012 and December 31, 2011, segregated by the duration of the unrealized loss are as follows (in thousands).

	0000000	0000000	0000000	0000000	0000000	0000000
	Less than 12 months		12 months or longer		Total
March 31, 2012	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$49,157	$(128)	$—	$—	$49,157	$(128)
FNMA	14,653	(16)	87	(1)	14,740	(17)

	$63,810	$(144)	$87	$(1)	$63,897	$(145)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$24,662	$(48)	$—	$—	$24,662	$(48)
FNMA	15,348	(21)	—	—	15,348	(21)

	$40,010	$(69)	$—	$—	$40,010	$(69)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on these available for sale securities were only temporarily impaired at March 31, 2012.

Note 5. Loans Receivable, Net

Loans receivable, net at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Real estate:
One-to-four family	$859,667	$873,253
Commercial real estate, multi family and land	460,067	460,725
Residential construction	7,692	6,657
Consumer	197,283	192,918
Commercial	46,729	45,889

Total loans	1,571,438	1,579,442
Loans in process	(2,690)	(2,559)
Deferred origination costs, net	4,355	4,366
Allowance for loan losses	(18,241)	(18,230)

Loans receivable, net	$1,554,862	$1,563,019

At March 31, 2012 and December 31, 2011, loans in the amount of $44,523,000 and $44,008,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At March 31, 2012, the impaired loan portfolio totaled $28,977,000 for which there was a specific allocation in the allowance for loan losses of $2,080,000. At December 31, 2011, the impaired loan portfolio totaled $28,491,000 for which there was a specific allocation in the allowance for loan losses of $2,165,000. The average balance of impaired loans for the three months ended March 31, 2012 and 2011 was $28,733,000 and $20,381,000, respectively.

An analysis of the allowance for loan losses for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$18,230	$19,700
Provision charged to operations	1,700	1,700
Charge-offs	(1,800)	(976)
Recoveries	111	6

Balance at end of period	$18,241	$20,430

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2012 and 2011 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$5,370	$8,474	$1,461	$900	$2,025	$18,230
Provision charged to operations	140	108	772	323	357	1,700
Charge-offs	(1,375)	(47)	(378)	—	—	(1,800)
Recoveries	29	74	6	2	—	111

Balance at end of period	$4,164	$8,609	$1,861	$1,225	$2,382	$18,241

For the three months ended March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$5,977	$6,837	$3,264	$962	$2,660	$19,700
Provision (benefit) charged to operations	170	725	124	735	(54)	1,700
Charge-offs	(297)	(80)	—	(599)	—	(976)
Recoveries	4	—	1	1	—	6

Balance at end of period	$5,854	$7,482	$3,389	$1,099	$2,606	$20,430

March 31, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$49	$1,923	$108	$—	$—	$2,080
Collectively evaluated for impairment	4,115	6,686	1,753	1,225	2,382	16,161

Total ending allowance balance	$4,164	$8,609	$1,861	$1,225	$2,382	$18,241

Loans:
Loans individually evaluated for impairment	$17,424	$10,430	$827	$296	$—	$28,977
Loans collectively evaluated for impairment	849,935	449,637	196,456	46,433	—	1,542,461

Total ending loan balance	$867,359	$460,067	$197,283	$46,729	$—	$1,571,438

December 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$45	$1,978	$142	$—	$—	$2,165
Collectively evaluated for impairment	5,325	6,496	1,319	900	2,025	16,065

Total ending allowance balance	$5,370	$8,474	$1,461	$900	$2,025	$18,230

Loans:
Loans individually evaluated for impairment	$16,902	$10,178	$859	$552	$—	$28,491
Loans collectively evaluated for impairment	863,008	450,547	192,059	45,337	—	1,550,951

Total ending loan balance	$879,910	$460,725	$192,918	$45,889	$—	$1,579,442

A summary of impaired loans at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Impaired loans with no allocated allowance for loan losses	$19,986	$19,186
Impaired loans with allocated allowance for loan losses	8,991	9,305

	$28,977	$28,491

Amount of the allowance for loan losses allocated	$2,080	$2,165

The summary of loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Three months ended and as of March 31, 2012
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,722	$9,503	$—
Originated by mortgage company	4,832	4,807	—
Originated by mortgage company - non-prime	2,794	2,330	—
Commercial real estate:
Commercial	2,425	2,354	—
Construction and land	—	—	—
Consumer	726	696	—
Commercial	300	296	—

	$20,799	$19,986	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$468	$395	$6
Originated by mortgage company	400	389	43
Originated by mortgage company - non-prime	—	—	—
Commercial real estate:
Commercial	8,342	8,076	1,923
Construction and land	—	—	—
Consumer	131	131	108
Commercial	—	—	—

	$9,341	$8,991	$2,080

As of December 31, 2011
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,491	$9,247	$—
Originated by mortgage company	4,803	4,771	—
Originated by mortgage company - non-prime	2,794	2,494	—
Commercial real estate:
Commercial	1,438	1,405	—
Construction and land	—	—	—
Consumer	742	717	—
Commercial	558	552	—

	$19,826	$19,186	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate:
Originated by Bank	$—	$—	$—
Originated by mortgage company	402	390	45
Originated by mortgage company - non-prime	—	—	—
Commercial real estate:
Commercial	9,105	8,773	1,978
Construction and land	—	—	—
Consumer	142	142	142
Commercial	—	—	—

	$9,649	$9,305	$2,165

	Three months ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,375	$99	$5,126	$61
Originated by mortgage company	4,789	50	3,978	57
Originated by mortgage company - non-prime	2,412	1	—	—
Commercial real estate:
Commercial	2,378	—	397	—
Construction and land	—	—	—	—
Consumer	712	10	261	2
Commercial	424	—	—	—

	$20,090	$160	$9,762	$120

With an allowance recorded:
Residential real estate:
Originated by Bank	$197	$—	$3,369	$39
Originated by mortgage company	389	4	204	1
Originated by mortgage company - non-prime	—	—	2,451	—
Commercial real estate:
Commercial	7,926	—	1,845	—
Construction and land	—	—	2,568	—
Consumer	131	1	182	4
Commercial	—	—	—	—

	$8,643	$5	$10,619	$44

The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

	Recorded Investment in Non-accrual Loans
	March 31, 2012	December 31, 2011
Residential real estate:
Originated by Bank	$15,098	$15,874
Originated by mortgage company	10,828	9,768
Originated by mortgage company – non-prime	3,036	3,551
Residential construction	—	43
Commercial real estate:
Commercial	10,584	10,552
Construction and land	—	—
Consumer	4,067	3,653
Commercial	910	567

	$44,523	$44,008

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

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
Residential real estate:
Originated by Bank	$3,184	$2,696	$13,549	$19,429	$699,855	$719,284
Originated by mortgage company	1,553	—	10,656	12,209	123,415	135,624
Originated by mortgage company – non-prime	150	16	3,036	3,202	1,557	4,759
Residential construction	—	—	—	—	7,692	7,692
Commercial real estate:
Commercial	3,443	55	155	3,653	445,122	448,775
Construction and land	50	—	—	50	11,242	11,292
Consumer	121	1,097	3,234	4,452	192,831	197,283
Commercial	333	401	15	749	45,980	46,729

	$8,834	$4,265	$30,645	$43,744	$1,527,694	$1,571,438

December 31, 2011
Residential real estate:
Originated by Bank	$6,449	$2,024	$14,491	$22,964	$704,925	$727,889
Originated by mortgage company	4,265	1,228	8,710	14,203	126,288	140,491
Originated by mortgage company – non-prime	59	—	3,551	3,610	1,263	4,873
Residential construction	—	—	43	43	6,614	6,657
Commercial real estate:
Commercial	7	746	373	1,126	442,322	443,448
Construction and land	—	—	—	—	17,277	17,277
Consumer	2,375	312	3,127	5,814	187,104	192,918
Commercial	—	—	15	15	45,874	45,889

	$13,155	$4,310	$30,310	$47,775	$1,531,667	$1,579,442

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012
Commercial real estate:
Commercial	$416,197	$2,507	$30,071	$—	$448,775
Construction and land	9,555	1,737	—	—	11,292
Commercial	41,691	—	5,038	—	46,729

	$467,443	$4,244	$35,109	$—	$506,796

December 31, 2011
Commercial real estate:
Commercial	$416,706	$2,329	$24,413	$—	$443,448
Construction and land	15,079	2,198	—	—	17,277
Commercial	41,589	—	4,232	68	45,889

	$473,374	$4,527	$28,645	$68	$506,614

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
March 31, 2012
Performing	$704,186	$124,796	$1,723	$7,692	$193,216
Non-performing	15,098	10,828	3,036	—	4,067

	$719,284	$135,624	$4,759	$7,692	$197,283

December 31, 2011
Performing	$712,015	$130,723	$1,322	$6,614	$189,265
Non-performing	15,874	9,768	3,551	43	3,653

	$727,889	$140,491	$4,873	$6,657	$192,918

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at March 31, 2012 and December 31, 2011 were $16,230,000 and $14,491,000, respectively, of troubled debt restructurings. At March 31, 2012 and December 31, 2011, the Company has allocated $2,080,000 and $1,985,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at March 31, 2012 and December 31, 2011, which totaled $12,747,000 and $13,118,000, respectively. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2012 and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2012 (in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	2	$772	$679
Commercial real estate:
Commercial	2	$1,284	$1,237

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three months ended March 31, 2012 and 2011 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$705	$809
Provision charged to operations	150	—
Loss on loans repurchased or settlements	—	—

Balance at end of period	$855	$809

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At March 31, 2012, there were nine outstanding loan repurchase requests, which the Company is disputing, on loans with a total principal balance of $2.3 million as compared to four outstanding loan repurchase requests on loans with a principal balance of $1.2 million at December 31, 2011. The Company prepares a comprehensive analysis of the adequacy of the reserve for repurchased loans at each quarter-end. The reserve includes a specific loss estimate on the outstanding loan repurchase requests based on the estimated fair value of the underlying collateral modified by the likelihood of loss which was estimated based on historical experience. The reserve also includes a general loss estimate based on an estimate of loans likely to be returned for repurchase and the estimated loss on those loans. In establishing the reserve, the Company considers recent and historical experience, product type and volume of loan sales and the general economic environment.

Note 7. Deposits

The major types of deposits at March 31, 2012 and December 31, 2011 were as follows (in thousands):

Type of Account	March 31, 2012	December 31, 2011
Non-interest-bearing	$157,602	$142,436
Interest-bearing checking	902,784	942,402
Money market deposit	131,772	123,105
Savings	235,330	229,241
Time deposits	252,956	268,899

Total deposits	$1,680,444	$1,706,083

Note 8. Recent Accounting Pronouncements

Accounting Standards Update No. 2011-05, “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and did not have a material effect on the Company’s consolidated financial statements. The Company has included a separate Consolidated Statements of Comprehensive Income as part of these financial statements.

Accounting Standards Update No. 2011-04, “Fair Value Measurement, Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). The amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of this Accounting Standard Update did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”, amends Topic 860 (Transfers and Servicing) where an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based on whether or not the transferor has maintained effective control. In the assessment of effective control, Accounting Standard Update 2011-03 has removed the criteria that requires transferors to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control have not been changed. This guidance is effective for prospective periods beginning on or after December 15, 2011. Early adoption is prohibited. The adoption of this Accounting Standard Update did not have a material effect on the Company’s consolidated financial statements.

Note 9. Fair Value Measurements

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2012. The fair value hierarchy is as follows:

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

Assets and Liabilities Measured at Fair Value

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

Investments and Mortgage-Backed Securities

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

Other Real Estate Owned and Impaired Loans

Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs of 20%. Fair value is based on independent appraisals.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2012
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$102,698	$—	$102,698	$—
State and municipal obligations	17,625	—	17,625	—
Corporate debt securities	40,971	—	40,971	—
Equity investments	5,062	5,062	—	—
Mortgage-backed securities available for sale	376,461	—	376,461	—

Items measured on a non-recurring basis:
Other real estate owned	1,441	—	—	1,441
Loans measured for impairment based on the fair value of the underlying collateral	8,076	—	—	8,076

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2011
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$102,776	$—	$102,776	$—
State and municipal obligations	18,544	—	18,544	—
Corporate debt securities	39,449	—	39,449	—
Equity investments	4,510	4,510	—	—
Mortgage-backed securities available for sale	364,931	—	364,931	—
Items measured on a non-recurring basis:
Other real estate owned	1,513	—	—	1,513
Loans measured for impairment based on the fair value of the underlying collateral	8,773	—	—	8,773

Assets and Liabilities Disclosed at Fair Value

A description of the valuation methodologies used for assets and liabilities disclosed at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.

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

Deposits Other than Time Deposits

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

Time Deposits

The fair value of time deposits are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase with Retail Customers

Fair value approximates the carrying amount as these borrowings are payable on demand and the interest rate adjusts monthly.

Borrowed Funds

Fair value estimates are based on discounting contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2012 and December 31, 2011 are presented in the following tables (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2012

Financial Assets:
Cash and due from banks	$38,095	$38,095	$—	$—
Federal Home Loan Bank of New York stock	17,747	—	—	17,747
Loans receivable and mortgage loans held for sale	1,558,943	—	—	1,583,252
Financial Liabilities:
Deposits other than time deposits	1,427,488	—	1,427,488	—
Time deposits	252,956	—	258,840	—
Securities sold under agreements to repurchase with retail customers	68,794	68,794	—	—
Federal Home Loan Bank advances and other borrowings	272,500	—	280,810	—

	Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2011

Financial Assets:
Cash and due from banks	$77,527	$77,527	$—	$—
Federal Home Loan Bank of New York stock	18,160	—	—	18,160
Loans receivable and mortgage loans held for sale	1,572,316	—	—	1,598,838
Financial Liabilities:
Deposits other than time deposits	1,437,184		1,437,184	—
Time deposits	268,899	—	274,074	—
Securities sold under agreements to repurchase with retail customers	66,101	66,101	—	—
Federal Home Loan Bank advances and other borrowings	293,500	—	301,778	—

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

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2011 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2011, the Company announced its intention to repurchase up to 942,306 shares or 5% of its outstanding common stock. Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	18,000	13.80	18,000	759,152
February 1, 2012 through February 29, 2012	9,500	13.74	9,500	749,652
March 1, 2012 through March 31, 2012	86,000	13.79	86,000	663,652

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 10, 2012	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: May 10, 2012	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	34

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	36

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.