Form 10-Q
period 2012-09-30
OCEANFIRST FINANCIAL CORP
filed 2012-11-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 18,005,046 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY

	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	September 30, 2012	December 31, 2011	September 30, 2011

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,304,426	$2,302,094	$2,281,792
Loans receivable, net	1,545,640	1,563,019	1,588,115
Deposits	1,739,974	1,706,083	1,687,906
Stockholders’ equity	219,687	216,849	215,897

SELECTED OPERATING DATA:

Net interest income	18,000	19,273	19,072
Provision for loan losses	1,400	2,000	1,850
Other income	4,878	4,214	3,731
Operating expenses	13,839	13,021	13,131
Net income	4,959	5,459	5,074
Diluted earnings per share	0.28	0.30	0.28

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	12.19	11.61	11.46
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.53%	9.42%	9.46%
Return on average assets (1)	0.86	0.95	0.89
Return on average stockholders’ equity (1)	9.08	10.07	9.48
Average interest rate spread	3.18	3.43	3.45
Net interest margin	3.28	3.53	3.55
Operating expenses to average assets (1)	2.39	2.27	2.31
Efficiency ratio	60.49	55.44	57.58

ASSET QUALITY:

Non-performing loans	$41,173	$44,008	$48,398
Non-performing assets	44,801	45,978	49,591
Allowance for loan losses as a percent of total loans receivable (2)	1.17%	1.15%	1.42%
Allowance for loan losses as a percent of total non-performing loans (2)	44.42	41.42	47.33
Non-performing loans as a percent of total loans receivable (2)	2.63	2.77	3.00
Non-performing assets as a percent of total assets (2)	1.94	2.00	2.17

(1)	Ratios are annualized
(2)

As discussed in the section “Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and September 30, 2011 – Provision for Loan Losses”, during the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate, which accelerated the recognition of loan charge-offs. If the modified charge-off policy was in effect at September 30, 2011, the Company would have recognized a cumulative charge-off of $5.6 million and reported the following asset quality ratios: allowance for loan losses as a percent of total loans receivable of 1.06%; allowance for loan losses as a percent of total non-performing loans of 38.58%; non-performing loans as a percent of total loans receivable of 2.74%; and non-performing assets as a percent of total assets of 1.93%.

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

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. In late 2011 and into the first three quarters of 2012, the Company’s net interest margin contracted as compared to prior linked periods. Due to the low interest rate environment, high loan refinance volume has caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix has shifted as higher-yielding loans have decreased due to prepayments and the sale of newly originated 30-year fixed-rate one-to-four family loans while lower yielding securities have increased. Based upon current economic conditions, the Federal Reserve has indicated that it intends to keep interest rates at current levels through mid 2015. As a result, management expects the low interest rate environment to continue beyond 2012, causing further pressure on the net interest margin. In addition to the interest rate environment, the Company’s results are affected by national and local economic conditions. Recent economic indicators point to some improvement in the economy, which expanded moderately in 2011 and the first three quarters of 2012, and in overall labor market conditions as the national unemployment rate in 2012 has improved over prior year levels. Despite these signs, the overall economy remains weak and the unemployment rate remains at elevated levels. Additionally, housing values remain significantly below their peak levels in 2006. These economic conditions have generally had an adverse impact on the Company’s results of operations.

Highlights of the Company’s financial results for the three and nine months ended September 30, 2012 were as follows:

Total assets increased to $2.304 billion at September 30, 2012, from $2.302 billion at December 31, 2011. Loans receivable, net decreased $17.4 million at September 30, 2012, as compared to December 31, 2011 primarily due to prepayments and sale of newly originated 30-year fixed-rate one-to-four family loans. Cash and due from banks decreased by $22.2 million, as the cash and due from banks was invested in investment and mortgage-backed securities available for sale, which collectively increased by $38.2 million, to $568.4 million at September 30, 2012, as compared to $530.2 million at December 31, 2011.

Deposits increased by $33.9 million at September 30, 2012, as compared to December 31, 2011. An increase of $67.2 million in core deposits (i.e. all deposits excluding time deposits) was partly offset by a decline of $33.3 million in time deposits. Federal Home Loan Bank (“FHLB”) advances decreased $41.0 million, to $225.0 million at September 30, 2012 from $266.0 million at December 31, 2011.

Net income for the three and nine months ended September 30, 2012 was adversely impacted by a non-recurring severance expense relating to the departure of the Bank’s former President and Chief Operating Officer of $747,000, net of related expense savings, or $468,000, net of tax benefit. The net, after tax amount, reduced diluted earnings per share by $0.03 for the three and nine months ended September 30, 2012. Excluding this non-recurring expense, diluted earnings per share increased 10.7%, to $0.31 for the three months ended September 30, 2012. The improvement was primarily due to a decrease in the provision for loan losses, an increase in other income and a reduction in average shares outstanding.

Net interest income for the three months ended September 30, 2012 decreased to $18.0 million, as compared to $19.1 million in the same prior year period, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.28% for the three months ended September 30, 2012, as compared to 3.55% for the corresponding prior year period.

The provision for loan losses was $1.4 million for the three months ended September 30, 2012, as compared to $1.9 million in the same prior year period. The Company’s non-performing loans decreased $2.8 million, totaling $41.2 million at September 30, 2012, from $44.0 million at December 31, 2011.

The Company remains well-capitalized with a tangible common equity ratio of 9.53%.

Return on average stockholders’ equity was 9.08% for the three months ended September 30, 2012, as compared to 9.48% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2012 and 2011. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2012			2011
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$55,475	$15	0.11%	$43,922	$21	0.19%
Investment securities (1)	211,065	521	0.99	151,642	363	0.96
FHLB stock	17,695	197	4.45	18,233	202	4.43
Mortgage-backed securities (1)	363,388	2,065	2.27	328,830	2,500	3.04
Loans receivable, net (2)	1,547,696	18,716	4.84	1,603,735	20,357	5.08

Total interest-earning assets	2,195,319	21,514	3.92	2,146,362	23,443	4.37

Non-interest-earning assets	116,227			122,660

Total assets	$2,311,546			$2,269,022

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,317,658	971	0.29	$1,253,509	1,289	0.41
Time deposits	238,133	936	1.57	270,261	1,213	1.80

Total	1,555,791	1,907	0.49	1,523,770	2,502	0.66
Borrowed funds	335,231	1,607	1.92	366,813	1,869	2.04

Total interest-bearing liabilities	1,891,022	3,514	0.74	1,890,583	4,371	0.92

Non-interest-bearing deposits	183,780			152,030
Non-interest-bearing liabilities	18,350			12,224

Total liabilities	2,093,152			2,054,837
Stockholders’ equity	218,394			214,185

Total liabilities and stockholders’ equity	$2,311,546			$2,269,022

Net interest income		$18,000			$19,072

Net interest rate spread (3)			3.18%			3.45%

Net interest margin (4)			3.28%			3.55%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012			2011
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$54,133	$58	0.14%	$27,027	$45	0.22%
Investment securities (1)	191,463	1,482	1.03	139,734	1,004	0.96
FHLB stock	17,749	626	4.70	17,930	647	4.81
Mortgage-backed securities (1)	361,198	6,618	2.44	333,607	7,730	3.09
Loans receivable, net (2)	1,555,556	57,642	4.94	1,626,568	62,546	5.13

Total interest-earning assets	2,180,099	66,426	4.06	2,144,866	71,972	4.47

Non-interest-earning assets	108,665			117,484

Total assets	$2,288,764			$2,262,350

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,295,640	2,887	0.30	$1,255,228	4,457	0.47
Time deposits	247,704	3,073	1.65	272,197	3,647	1.79

Total	1,543,344	5,960	0.51	1,527,425	8,104	0.71
Borrowed funds	340,563	4,971	1.95	371,631	5,813	2.09

Total interest-bearing liabilities	1,883,907	10,931	0.77	1,899,056	13,917	0.98

Non-interest-bearing deposits	169,400			140,655
Non-interest-bearing liabilities	16,935			15,015

Total liabilities	2,070,242			2,054,726
Stockholders’ equity	218,522			207,624

Total liabilities and stockholders’ equity	$2,288,764			$2,262,350

Net interest income		$55,495			$58,055

Net interest rate spread (3)			3.29%			3.49%

Net interest margin (4)			3.39%			3.61%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets at September 30, 2012 were $2.304 billion, an increase of $2.3 million, compared to $2.302 billion at December 31, 2011.

Cash and due from banks decreased by $22.2 million, to $55.4 million at September 30, 2012, as compared to $77.5 million at December 31, 2011. The cash and due from banks was invested in investment and mortgage-backed securities available for sale, which collectively increased by $38.2 million, to $568.4 million at September 30, 2012, as compared to $530.2 million at December 31, 2011.

Loans receivable, net decreased by $17.4 million, to a balance of $1.546 billion at September 30, 2012, as compared to a balance of $1.563 billion at December 31, 2011, primarily due to prepayments and sale of newly originated 30-year fixed-rate one-to-four family loans. Bank owned life insurance increased by $10.8 million at September 30, 2012, as compared to December 31, 2011, primarily due to an additional investment during the third quarter of 2012.

Total deposits increased $33.9 million, to $1.740 billion at September 30, 2012, from $1.706 billion at December 31, 2011. The mix of deposits changed as non-interest-bearing deposits and savings deposits increased by $42.7 million and $17.3 million, respectively, while time deposits decreased $33.3 million. FHLB advances decreased by $41.0 million, to $225.0 million at September 30, 2012, as compared to $266.0 million at December 31, 2011 due to excess liquidity and cash flows from loans receivable.

Stockholders’ equity at September 30, 2012 increased to $219.7 million, as compared to $216.8 million at December 31, 2011, primarily due to net income and a reduction in accumulated other comprehensive gain (loss), partly offset by the cash dividend on common stock and by the repurchase of 718,253 shares of common stock for $10.2 million.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and September 30, 2011

General

Net income for the three months ended September 30, 2012 decreased to $5.0 million, as compared to net income of $5.1 million for the corresponding prior year period. Diluted earnings per share was $0.28 for the three months ended September 30, 2012, unchanged from the corresponding prior year period. Net income for the nine months ended September 30, 2012 increased to $16.0 million, as compared to $15.3 million for the corresponding prior year period. Diluted earnings per share was $0.89 for the nine months ended September 30, 2012, as compared to $0.84 for the corresponding prior year period. Net income for the three and nine months ended September 30, 2012 was adversely impacted by a non-recurring severance expense relating to the departure of the Bank’s former President and Chief Operating Officer of $747,000, net of related expense savings, or $468,000, net of tax benefit. The net, after tax amount, reduced diluted earnings per share by $0.03 for the three and nine months ended September 30, 2012. Excluding this non-recurring expense, diluted earnings per share increased 10.7%, to $0.31, for the three months ended September 30, 2012 and 9.5%, to $0.92, for the nine months ended September 30, 2012. The improvements were primarily due to a decrease in the provision for loan losses, an increase in other income, a decrease in operating expenses (after excluding the non-recurring severance expense) and a reduction in average shares outstanding.

Interest Income

Interest income for the three and nine months ended September 30, 2012 was $21.5 million and $66.4 million, respectively, as compared to $23.4 million and $72.0 million for the three and nine months ended September 30, 2011. The yield on interest-earning assets declined to 3.92% and 4.06%, respectively, for the three and nine months ended September 30, 2012, as compared to 4.37% and 4.47%, respectively, for the same prior year periods. For the nine months ended September 30, 2012, the yield on loans receivable benefited from a single large commercial loan prepayment fee of $219,000 which increased the yield on interest-earning assets by 1 basis point. Average interest-earning assets increased by $49.0 million, or 2.3%, and $35.2 million, or 1.6%, respectively, for the three and nine months ended September 30, 2012, as compared to the same prior year periods. The increases in average interest-earning assets were primarily due to the increases in average investment and mortgage-backed securities available for sale, which collectively increased $94.0 million and $79.3 million, respectively, and the increases in average short-term investments which increased $11.6 million and $27.1 million, respectively. These increases were partly offset by a decrease in average loans receivable, net, of $56.0 million and $71.0 million, respectively.

Interest Expense

Interest expense for the three and nine months ended September 30, 2012 was $3.5 million and $10.9 million, respectively, as compared to $4.4 million and $13.9 million for the three and nine months ended September 30, 2011. The cost of interest-bearing liabilities decreased to 0.74% and 0.77%, respectively, for the three and nine months ended September 30, 2012 as compared to 0.92% and 0.98% in the same prior year periods. Average interest-bearing liabilities increased by $439,000 and decreased by $15.1 million, respectively, for the three and nine months ended September 30, 2012, as compared to the same prior year periods. The changes were due to declines in average borrowed funds of $31.6 million and $31.1 million, respectively, and average time deposits of $32.1 million and $24.5 million as compared to the same prior year periods, partly offset by increases in average transaction deposits of $64.1 million and $40.4 million.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2012 decreased to $18.0 million and $55.5 million, respectively, as compared to $19.1 million and $58.1 million in the same prior year periods, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.28% and 3.39%, respectively, for the three and nine months ended September 30, 2012, from 3.55% and 3.61% in the same prior year periods due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding short-term investments and investment and mortgage-backed securities available for sale. High loan refinance volume also caused yields on loans and mortgage-backed securities to trend downward.

Provision for Loan Losses

For the three and nine months ended September 30, 2012, the provision for loan losses was $1.4 million and $4.8 million, respectively, as compared to $1.9 million and $5.8 million in the corresponding prior year periods. The lower amounts for the three and nine months ended September 30, 2012 were related to a decrease in non-performing loans for those time periods. Non-performing loans at September 30, 2012 decreased $2.8 million, or 6.4%, to $41.2 million from $44.0 million at December 31, 2011. Net charge-offs for the three and nine months ended September 30, 2012 were $766,000 and $4.7 million, respectively, as compared to $399,000 and $2.5 million in the same prior year periods. During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate which accelerated the recognition of loan charge-offs. The Company now takes charge-offs in the period the loan, or portion thereof, is deemed uncollectable, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. Previously, specific valuation reserves were established until the loan charge-off was recorded upon final resolution of the collateral.

Other Income

Other income increased to $4.9 million and $13.7 million, respectively, for the three and nine months ended September 30, 2012, as compared to $3.7 million and $11.1 million in the same prior year periods primarily due to an increase in the net gain on the sale of loans, higher fees and service charges and an improvement in the net gain (loss) from other real estate operations. For the nine months ended September 30, 2012, the Company recognized a gain of $226,000 on the sale of equity securities as compared to the recognition of an other-than-temporary impairment loss on equity securities of $148,000 for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2012, the net gain on the sale of loans increased $521,000 and $1.1 million, respectively, due to increases in loan sale volume and strong gain on sale margins. However, the increase in the net gain on the sale of loans for the three and nine months ended September 30, 2012 was adversely affected by an increase of $100,000 and $350,000, respectively, in the reserve for repurchased loans primarily due to an increase in repurchase requests on loans previously sold to investors. For the three and nine months ended September 30, 2012, fees and service charges increased $266,000 and $531,000, respectively, due to increases in trust revenue, merchant service fees and retail checking account fees. Finally, the net gain (loss) from other real estate operations improved $120,000 and $425,000 for the three and nine months ended September 30, 2012, as compared to the same prior year periods. The prior year amount included write-downs in the value of properties previously acquired.

Operating Expenses

Operating expenses increased by $708,000, to $13.8 million, and by $2,000, to $39.6 million, respectively, for the three and nine months ended September 30, 2012, as compared to $13.1 million and $39.6 million, respectively, for the corresponding prior year periods. Excluding the $747,000 non-recurring severance expense included in compensation and employee benefits, net of related expense savings, for the three and nine months ended September 30, 2012, operating expenses decreased by $39,000 and $745,000 respectively, as compared to the corresponding prior year periods. The decrease for the three and nine months ended September 30, 2012 as compared to the corresponding prior year periods was primarily due to lower compensation and employee benefits costs, net of the non-recurring severance cost, which decreased by $537,000, or 7.5%, to $6.6 million for the three months ended September 30, 2012 and by $1.1 million, or 5.0%, to $20.2 million for the nine months ended September 30, 2012. The decreases were due to a reduction in the incentive plan accrual of $300,000 for the three and nine months ended September 30, 2012 and were also due to the increase in mortgage loan closings from prior year levels. Higher loan closings in the current period increased deferred loan expense which is reflected as a decrease in compensation expense. Additionally, Federal deposit insurance expense for the nine months ended September 30, 2012 decreased $440,000 from the corresponding prior year period due to a lower assessment rate and a change in the assessment methodology from deposit-based to a total liability-based assessment. These changes to Federal deposit insurance affected the expense for the first six months of 2012 as compared to the same prior year period.

Provision for Income Taxes

Income tax expense was $2.7 million and $8.8 million, respectively, for the three and nine months ended September 30, 2012, as compared to $2.7 million and $8.5 million for the same prior year periods. The effective tax rate was 35.1% and 35.5%, respectively, for the three and nine months ended September 30, 2012, as compared to 35.1% and 35.6%, respectively, in the same prior year periods.

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

At September 30, 2012 and December 31, 2011, the Company had no overnight borrowings from the FHLB. The Company periodically utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings of $225.0 million at September 30, 2012, a decrease from $266.0 million at December 31, 2011.

The Company’s cash needs for the nine months ended September 30, 2012 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities available for sale and deposit growth. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities, the purchase of Bank owned life insurance and to reduce FHLB borrowings. The Company’s cash needs for the nine months ended September 30, 2011 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and deposit growth. The cash was principally utilized for loan originations and the purchase of investment and mortgage-backed securities.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2012, outstanding commitments to originate loans totaled $78.2 million; outstanding unused lines of credit totaled $232.8 million; and outstanding commitments to sell loans totaled $18.1 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $142.3 million at September 30, 2012. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

The Company has a detailed contingency funding plan and comprehensive reporting of funding trends on a monthly and quarterly basis which is reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios.

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the nine months ended September 30, 2012, the Company repurchased 718,253 shares of common stock at a total cost of $10.2 million compared with no repurchases for the nine months ended September 30, 2011. At September 30, 2012, there were 58,899 shares remaining to be repurchased under the existing stock repurchase program.

Cash dividends on common stock declared and paid during the first nine months of 2012 were $6.5 million, as compared to $6.6 million in the same prior year period. On October 18, 2012, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on November 9, 2012 to stockholders of record at the close of business on October 29, 2012.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the first nine months of 2012, the Company received dividend payments of $16.5 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At September 30, 2012, OceanFirst Financial Corp. held $16.3 million in cash and $5.6 million in investment securities available for sale.

As of September 30, 2012, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible capital	$215,132	9.34%	$34,560	1.50%
Core capital	215,132	9.34	92,160	4.00
Tier 1 risk-based capital	215,132	14.35	59,970	4.00
Total risk-based capital	233,423	15.57	119,941	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

At September 30, 2012, the Company maintained tangible common equity of $219.7 million, for a tangible common equity to assets ratio of 9.53%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $18.1 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2012 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$324,649	$133,149	$139,000	$30,000	$22,500
Commitments to Originate Loans	78,158	78,158	—	—	—
Commitments to Fund Unused Lines of Credit	232,785	232,785	—	—	—

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

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$25,475	$29,193
Commercial real estate	11,397	10,552
Construction	—	43
Consumer	3,670	3,653
Commercial	631	567

Total non-performing loans	41,173	44,008
OREO, net	3,628	1,970

Total non-performing assets	$44,801	$45,978

Delinquent loans 30-89 days	$11,275	$14,972

Allowance for loan losses as a percent of total loans receivable	1.17%	1.15%
Allowance for loan losses as a percent of total non-performing loans	44.42	41.42
Non-performing loans as a percent of total loans receivable	2.63	2.77
Non-performing assets as a percent of total assets	1.94	2.00

Included in the non-performing loan total at September 30, 2012 was $14.8 million of troubled debt restructured loans, as compared to $14.5 million of troubled debt restructured loans at December 31, 2011. Non-performing loans are concentrated in one-to-four family loans which comprise 61.9% of the total. At September 30, 2012, the average weighted loan-to-value ratio of non-performing one-to-four family loans, after any related charge-offs, was 61% using appraisal values at time of origination and 81% using updated appraisal values. Appraisals are updated for all non-performing loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. At September 30, 2012, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 57% using appraisal values at time of origination. Based upon sales data for the first nine months of 2012 from the Ocean and Monmouth Counties Multiple Listing Service, home values in the Company’s primary market area have declined by approximately 20% from the peak of the market in 2006. Individual home values may move more or less than the average based upon the specific characteristics of the property. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing loan relationship consists of several credits totaling $6.3 million. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. An appraisal performed in May 2011 values the real estate collateral at $9.2 million. In November 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate in exchange for additional collateral. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey. The protracted foreclosure process delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. Of the non-performing one-to-four family loans at September 30, 2012, 66% were originated by alternative Bank delivery channels which were previously shuttered. During the third quarter, the Company sold its largest non-performing one-to-four family mortgage loan at a modest recovery above its carrying value of $2.6 million.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows:

	September 30, 2012	December 31, 2011
Loans and other assets excluding investment securities:
Special Mention	$7,740,000	$11,535,000
Substandard	73,260,000	63,055,000
Doubtful	1,035,000	75,000
Investment securities:
Substandard	25,000,000	25,000,000

The largest Special Mention loan at September 30, 2012 is a commercial real estate mortgage to a local builder for $1.8 million. The loan is well collateralized by residential property and several vacant lots. The largest Substandard loan relationship is comprised of several credit facilities to a building supply company with an aggregate balance of $10.1 million, which was current as to payments, but criticized due to poor operating results through 2011. Operating results have significantly improved in 2012. The loans are collateralized by commercial real estate and other business assets. The largest Doubtful asset with a balance of $1.0 million is a portion of a commercial real estate loan to a self-storage facility. The remaining balance of $1.2 million is rated Substandard. In September 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate and extended the payment term. All scheduled payments under the restructured terms have been made since that date. In addition to loan classifications, the Company classified investment securities with an amortized cost of $25.0 million and a carrying value of $18.3 million at September 30, 2012 as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally recognized credit rating services. These securities are all current as to principal and interest payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2012, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2012, the Company’s one-year gap was negative -4.65 % as compared to negative 0.03% at December 31, 2011.

At September 30, 2012	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$33,611	$—	$—	$—	$—	$33,611
Investment securities	60,713	22,491	96,325	35,492	4,992	220,013
FHLB stock	—	—	—	—	17,148	17,148
Mortgage-backed securities	64,337	39,952	92,050	74,507	76,961	347,807
Loans receivable (2)	301,491	418,107	443,141	186,365	216,243	1,565,347

Total interest-earning assets	460,152	480,550	631,516	296,364	315,344	2,183,926

Interest-bearing liabilities:
Money market deposit accounts	32,938	8,939	19,672	14,852	48,180	124,581
Savings accounts	39,660	20,519	45,306	34,292	106,772	246,549
Interest-bearing checking accounts	580,336	62,014	110,941	91,971	102,812	948,074
Time deposits	58,189	84,106	42,005	44,998	6,315	235,613
FHLB advances	—	61,000	139,000	25,000	—	225,000
Securities sold under agreements to repurchase	72,149	—	—	—	—	72,149
Other borrowings	22,500	—	—	5,000	—	27,500

Total interest-bearing liabilities	805,772	236,578	356,924	216,113	264,079	1,879,466

Interest sensitivity gap (3)	$(345,620)	$243,972	$274,592	$80,251	$51,265	$304,460

Cumulative interest sensitivity gap	$(345,620)	$(101,648)	$172,944	$253,195	$304,460	$304,460

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(15.83)%	(4.65)%	7.92%	11.59%	13.94%	13.94%

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

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2012 and December 31, 2011. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2011 Form 10-K.

	September 30, 2012					December 31, 2011
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
300	$216,286	(9.2)%	9.8%	$64,602	(6.4)%	$238,057	(4.8)%	10.9%	$65,048	(11.1)%
200	232,540	(2.3)	10.3	67,135	(2.7)	252,307	0.9	11.2	68,659	(6.2)
100	242,101	1.7	10.5	68,486	(0.8)	261,068	4.4	11.4	71,441	(2.4)
Static	238,074	—	10.2	69,030	—	250,109	—	10.7	73,189	—
(100)	201,610	(15.3)	8.5	65,118	(5.7)	204,786	(18.1)	8.7	67,900	(7.2)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and due from banks	$55,365	$77,527
Investment securities available for sale	208,336	165,279
Federal Home Loan Bank of New York stock, at cost	17,148	18,160
Mortgage-backed securities available for sale	360,084	364,931
Loans receivable, net	1,545,640	1,563,019
Mortgage loans held for sale	5,598	9,297
Interest and dividends receivable	6,963	6,432
Other real estate owned, net	3,628	1,970
Premises and equipment, net	22,233	22,259
Servicing asset	4,659	4,836
Bank Owned Life Insurance	52,806	41,987
Other assets	21,966	26,397

Total assets	$2,304,426	$2,302,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,739,974	$1,706,083
Securities sold under agreements to repurchase with retail customers	72,149	66,101
Federal Home Loan Bank advances	225,000	266,000
Other borrowings	27,500	27,500
Due to brokers	1,355	5,186
Advances by borrowers for taxes and insurance	7,296	7,113
Other liabilities	11,465	7,262

Total liabilities	2,084,739	2,085,245

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 18,020,046 and 18,682,568 shares outstanding at September 30, 2012 and December 31, 2011, respectively	336	336
Additional paid-in capital	262,590	262,812
Retained earnings	196,184	186,666
Accumulated other comprehensive gain (loss)	354	(2,468)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,976)	(4,193)
Treasury stock, 15,546,726 and 14,884,204 shares at September 30, 2012 and December 31, 2011, respectively	(235,801)	(226,304)
Common stock acquired by Deferred Compensation Plan	(689)	(871)
Deferred Compensation Plan Liability	689	871

Total stockholders’ equity	219,687	216,849

Total liabilities and stockholders’ equity	$2,304,426	$2,302,094

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest income:
Loans	$18,716	$20,357	$57,642	$62,546
Mortgage-backed securities	2,065	2,500	6,618	7,730
Investment securities and other	733	586	2,166	1,696

Total interest income	21,514	23,443	66,426	71,972

Interest expense:
Deposits	1,907	2,502	5,960	8,104
Borrowed funds	1,607	1,869	4,971	5,813

Total interest expense	3,514	4,371	10,931	13,917

Net interest income	18,000	19,072	55,495	58,055

Provision for loan losses	1,400	1,850	4,800	5,750

Net interest income after provision for loan losses	16,600	17,222	50,695	52,305

Other income:
Loan servicing income	130	96	409	292
Fees and service charges	3,113	2,847	9,038	8,507
Net gain on sales of and other than temporary impairment loss on investment securities available for sale	—	(148)	226	(148)
Net gain on sales of loans available for sale	1,218	697	3,136	2,066
Net gain (loss) from other real estate owned	40	(80)	(57)	(482)
Income from Bank Owned Life Insurance	376	317	977	848
Other	1	2	5	4

Total other income	4,878	3,731	13,734	11,087

Operating expenses:
Compensation and employee benefits	7,347	7,137	20,978	21,293
Occupancy	1,279	1,279	3,897	3,778
Equipment	662	511	1,892	1,803
Marketing	451	456	1,231	1,212
Federal deposit insurance	533	563	1,587	2,027
Data processing	914	886	2,738	2,672
Legal	301	207	726	634
Check card processing	425	320	1,061	924
Accounting and audit	128	129	448	442
Other operating expense	1,799	1,643	5,088	4,859

Total operating expenses	13,839	13,131	39,646	39,644

Income before provision for income taxes	7,639	7,822	24,783	23,748
Provision for income taxes	2,680	2,748	8,804	8,466

Net income	$4,959	$5,074	$15,979	$15,282

Basic earnings per share	$0.28	$0.28	$0.90	$0.84

Diluted earnings per share	$0.28	$0.28	$0.89	$0.84

Average basic shares outstanding	17,561	18,227	17,837	18,190

Average diluted shares outstanding	17,621	18,276	17,896	18,239

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income	$4,959	$5,074	$15,979	$15,282
Other comprehensive income:
Unrealized gain (loss) on securities (net of tax expense (benefit) $695 and $2,041 in 2012 and $(578) and $3,231 in 2011)	1,006	(838)	2,956	4,678
Reclassification adjustment for gains (losses) included in net income (net of tax expense (benefit) $92 and $(60))	—	88	(134)	88

Total comprehensive income	$5,965	$4,324	$18,801	$20,048

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2010	$—	$336	$260,739	$174,677	$(5,560)	$(4,484)	$(224,457)	$(946)	$946	$201,251
Net income	—	—	—	15,282	—	—	—	—	—	15,282
Unrealized gain on securities (net of tax expense $3,231)	—	—	—	—	4,678	—	—	—	—	4,678
Reclassification adjustment for losses included in net income (net of tax benefit $60)	—	—	—	—	88	—	—	—	—	88
Tax benefit of stock plans	—	—	32	—	—	—	—	—	—	32
Stock awards	—	—	779	—	—	—	—	—	—	779
Treasury stock allocated to restricted stock plan	—	—	(280)	37	—	—	243	—	—	—
Allocation of ESOP stock	—	—	122	—	—	218	—	—	—	340
Cash dividend $0.36 per share	—	—	—	(6,590)	—	—	—	—	—	(6,590)
Exercise of stock options	—	—	—	(1)	—	—	38	—	—	37
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	42	(42)	—

Balance at September 30, 2011	$—	$336	$261,392	$183,405	$(794)	$(4,266)	$(224,176)	$(904)	$904	$215,897

Balance at December 31, 2011	$—	$336	$262,812	$186,666	$(2,468)	$(4,193)	$(226,304)	$(871)	$871	$216,849
Net income	—	—	—	15,979	—	—	—	—	—	15,979
Unrealized gain on securities (net of tax expense $1,949)	—	—	—	—	2,822	—	—	—	—	2,822
Tax expense of stock plans	—	—	(482)	—	—	—	—	—	—	(482)
Stock awards	—	—	396	—	—	—	—	—	—	396
Treasury stock allocated to restricted stock plan	—	—	(282)	42	—	—	240	—	—	—
Purchased 718,253 shares of common stock	—	—	—	—	—	—	(10,196)	—	—	(10,196)
Allocation of ESOP stock	—	—	146	—	—	217	—	—	—	363
Cash dividend $0.36 per share	—	—	—	(6,463)	—	—	—	—	—	(6,463)
Exercise of stock options	—	—	—	(40)	—	—	459	—	—	419
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	182	(182)	—

Balance at September 30, 2012	$—	$336	$262,590	$196,184	$354	$(3,976)	$(235,801)	$(689)	$689	$219,687

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$15,979	$15,282

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,953	1,838
Allocation of ESOP stock	363	340
Stock awards	396	779
Amortization of servicing asset	1,225	1,417
Net premium amortization in excess of discount accretion on securities	2,525	1,584
Net amortization of deferred costs and discounts on loans	650	651
Provision for loan losses	4,800	5,750
Provision for repurchased loans	350	—
Net (gain) loss on sale of other real estate owned	(151)	189
Net (gain) on sales of and other-than-temporary impairment loss on investment securities available for sale	(226)	148
Net gain on sales of loans	(3,486)	(2,066)
Proceeds from sales of mortgage loans held for sale	135,426	96,500
Mortgage loans originated for sale	(129,288)	(91,539)
Purchase of Bank Owned Life Insurance	(10,000)	—
Proceeds from Bank Owned Life Insurance	158	—
Increase in value of Bank Owned Life Insurance	(977)	(848)
(Increase) decrease in interest and dividends receivable	(531)	42
Decrease (increase) in other assets	2,482	(589)
Increase (decrease) in other liabilities	3,853	(12,762)

Total adjustments	9,522	1,434

Net cash provided by operating activities	25,501	16,716

Cash flows from investing activities:
Net decrease in loans receivable	8,517	64,256
Purchase of investment securities available for sale	(64,324)	(63,260)
Purchase of mortgage-backed securities available for sale	(88,263)	(55,624)
Principal repayments on mortgage-backed securities available for sale	89,460	54,975
Proceeds from maturities of investment securities available for sale	22,336	—
Proceeds from sale of investment securities available for sale	1,221	—
Decrease (increase) in Federal Home Loan Bank of New York stock	1,012	(1,233)
Proceeds from sales of other real estate owned	1,905	2,929
Purchases of premises and equipment	(1,927)	(1,814)

Net cash (used in) provided by investing activities	(30,063)	229

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2012	2011
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$33,891	$23,938
Increase in short-term borrowings	6,048	3,881
Proceeds from Federal Home Loan Bank advances	—	55,000
Repayments of Federal Home Loan Bank advances	(41,000)	(54,000)
Increase (decrease) in advances by borrowers for taxes and insurance	183	(241)
Exercise of stock options	419	37
Purchase of treasury stock	(10,196)	—
Dividends paid – common stock	(6,463)	(6,590)
Tax (expense) benefit of stock plans	(482)	32

Net cash (used in) provided by financing activities	(17,600)	22,057

Net (decrease) increase in cash and due from banks	(22,162)	39,002

Cash and due from banks at beginning of period	77,527	31,455

Cash and due from banks at end of period	$55,365	$70,457

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,000	$14,171
Income taxes	6,118	16,381
Non-cash activities:
Transfer of loans receivable to other real estate owned	3,412	2,016

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for all of 2012. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Weighted average shares issued net of Treasury shares	18,130	18,846	18,415	18,840
Less: Unallocated ESOP shares	(476)	(510)	(484)	(519)
Unallocated incentive award shares and shares held by deferred compensation plan	(93)	(109)	(94)	(131)

Average basic shares outstanding	17,561	18,227	17,837	18,190
Add: Effect of dilutive securities:
Stock options	19	—	18	—
Shares held by deferred compensation plan	41	49	41	49

Average diluted shares outstanding	17,621	18,276	17,896	18,239

For the three months ended September 30, 2012 and 2011, antidilutive stock options of 1,101,000 and 2,064,000 respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2012 and 2011 antidilutive stock options of 1,168,000 and 2,042,000, respectively, were excluded from earning per share calculation.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at September 30, 2012 and December 31, 2011 are as follows (in thousands):

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$138,416	$1,019	$—	$139,435
State and municipal obligations	21,605	12	(31)	21,586
Corporate debt securities	55,000	—	(13,286)	41,714
Equity investments	4,992	680	(71)	5,601

	$220,013	$1,711	$(13,388)	$208,336

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$102,059	$760	$(43)	$102,776
State and municipal obligations	18,526	26	(8)	18,544
Corporate debt securities	55,000	—	(15,551)	39,449
Equity investments	4,294	250	(34)	4,510

	$179,879	$1,036	$(15,636)	$165,279

Realized gains on the sale of investment securities available for sale were $226,000 for the nine months ended September 30, 2012. There were no realized gains or losses on the sale of investment securities available for sale for the three months ended September 30, 2012 and for the three and nine months ended September 30, 2011. The Company recognized an other-than-temporary impairment loss on equity investments of $148,000 for the three and nine months ended September 30, 2011.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at September 30, 2012 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2012, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $41.7 million, respectively, were callable prior to the maturity date.

September 30, 2012	Amortized Cost	Estimated Market Value

Less than one year	$28,204	$28,276
Due after one year through five years	131,817	132,745
Due after five years through ten years	—	—
Due after ten years	55,000	41,714

	$215,021	$202,735

The estimated market value and unrealized loss for investment securities available for sale at September 30, 2012 and December 31, 2011 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2012	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Agency obligations	$—	$—	$—	$—	$—	$—
State and municipal obligations	10,166	(31)	96	—	10,262	(31)
Corporate debt securities	—	—	41,714	(13,286)	41,714	(13,286)
Equity investments	678	(71)	—	—	678	(71)

	$10,844	$(102)	$41,810	$(13,286)	$52,654	$(13,388)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Agency obligations	$20,791	$(43)	$—	$—	$20,791	$(43)
State and municipal obligations	421	(1)	1,935	(7)	2,356	(8)
Corporate debt securities	—	—	39,449	(15,551)	39,449	(15,551)
Equity investments	1,465	(34)	—	—	1,465	(34)

	$22,677	$(78)	$41,384	$(15,558)	$64,061	$(15,636)

At September 30, 2012, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$10,714	Ba2/BB+
Chase Capital	10,000	7,656	Baa2/BBB
Wells Fargo Capital	5,000	4,028	A3/A-
Huntington Capital	5,000	3,814	Baa3/BB+
Keycorp Capital	5,000	3,817	Baa3/BBB-
PNC Capital	5,000	4,107	Baa2/BBB
State Street Capital	5,000	3,847	A3/BBB+
SunTrust Capital	5,000	3,731	Baa3/BB+

	$55,000	$41,714

At September 30, 2012, the market value of each corporate debt security was below cost. However, the estimated market value of the corporate debt securities portfolio increased over prior periods. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba2 as rated by one of the internationally recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Subsequent to purchase, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at September 30, 2012. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

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

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio from the 2008 lows, the capital position of the issuers and the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at September 30, 2012.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at September 30, 2012 and December 31, 2011 are as follows (in thousands):

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FHLMC	$108,420	$930	$(6)	$109,344
FNMA	238,522	11,202	—	249,724
GNMA	865	151	—	1,016

	$347,807	$12,283	$(6)	$360,084

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FHLMC	$74,155	$950	$(48)	$75,057
FNMA	279,414	9,369	(21)	288,762
GNMA	935	177	—	1,112

	$354,504	$10,496	$(69)	$364,931

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three and nine months ended September 30, 2012 and 2011.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at September 30, 2012 and December 31, 2011, segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2012	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

FHLMC	$8,395	$(6)	$—	$—	$8,395	$(6)

	$8,395	$(6)	$—	$—	$8,395	$(6)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

FHLMC	$24,662	$(48)	$—	$—	$24,662	$(48)
FNMA	15,348	(21)	—	—	15,348	(21)

	$40,010	$(69)	$—	$—	$40,010	$(69)

The mortgage-backed securities in loss positions are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on these available for sale securities were only temporarily impaired at September 30, 2012.

Note 5. Loans Receivable, Net

Loans receivable, net at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Real estate:
One-to-four family	$822,049	$873,253
Commercial real estate, multi family and land	476,513	460,725
Residential construction	8,204	6,657
Consumer	201,443	192,918
Commercial	54,673	45,889

Total loans	1,562,882	1,579,442
Loans in process	(3,133)	(2,559)
Deferred origination costs, net	4,182	4,366
Allowance for loan losses	(18,291)	(18,230)

Loans receivable, net	$1,545,640	$1,563,019

At September 30, 2012 and December 31, 2011, loans in the amount of $41,173,000 and $44,008,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At September 30, 2012, the impaired loan portfolio totaled $35,564,000 for which there was a specific allocation in the allowance for loan losses of $2,494,000. At December 31, 2011, the impaired loan portfolio totaled $28,491,000 for which there was a specific allocation in the allowance for loan losses of $2,165,000. The average balance of impaired loans was $35,802,000 and $31,131,000 for the three and nine months ended September 30, 2012, respectively, and was $29,602,000 and $26,464,000 for the three and nine months ended September 30, 2011.

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Balance at beginning of period	$17,657	$21,454	$18,230	$19,700
Provision charged to operations	1,400	1,850	4,800	5,750
Charge-offs	(1,694)	(403)	(6,037)	(2,565)
Recoveries	928	4	1,298	20

Balance at end of period	$18,291	$22,905	$18,291	$22,905

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$4,768	$8,614	$1,648	$1,110	$1,517	$17,657
Provision (benefit) charged to operations	609	(90)	963	(577)	495	1,400
Charge-offs	(1,126)	—	(491)	(77)	—	(1,694)
Recoveries	210	—	104	614	—	928

Balance at end of period	$4,461	$8,524	$2,224	$1,070	$2,012	$18,291

For the three months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$6,469	$7,229	$4,277	$945	$2,534	$21,454
Provision (benefit) charged to operations	1,280	1,220	118	12	(780)	1,850
Charge-offs	(217)	(180)	(6)	—	—	(403)
Recoveries	—	—	—	4	—	4

Balance at end of period	$7,532	$8,269	$4,389	$961	$1,754	$22,905

For the nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$5,370	$8,474	$1,461	$900	$2,025	$18,230
Provision (benefit) charged to operations	2,710	(57)	2,533	(373)	(13)	4,800
Charge-offs	(4,030)	(47)	(1,882)	(78)	—	(6,037)
Recoveries	411	154	112	621	—	1,298

Balance at end of period	$4,461	$8,524	$2,224	$1,070	$2,012	$18,291

For the nine months ended September 30, 2011
Allowance for loan losses:
Balance at beginning of period	$5,977	$6,837	$3,264	$962	$2,660	$19,700
Provision (benefit) charged to operations	2,216	3,129	1,180	131	(906)	5,750
Charge-offs	(672)	(1,697)	(56)	(140)	—	(2,565)
Recoveries	11	—	1	8	—	20

Balance at end of period	$7,532	$8,269	$4,389	$961	$1,754	$22,905

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
September 30, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$203	$1,952	$339	$—	$—	$2,494
Collectively evaluated for impairment	4,258	6,572	1,885	1,070	2,012	15,797

Total ending allowance balance	$4,461	$8,524	$2,224	$1,070	$2,012	$18,291

Loans:
Loans individually evaluated for impairment	$21,612	$11,557	$2,101	$294	$—	$35,564
Loans collectively evaluated for impairment	808,641	464,956	199,342	54,379	—	1,527,318

Total ending loan balance	$830,253	$476,513	$201,443	$54,673	$—	$1,562,882

December 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$45	$1,978	$142	$—	$—	$2,165
Collectively evaluated for impairment	5,325	6,496	1,319	900	2,025	16,065

Total ending allowance balance	$5,370	$8,474	$1,461	$900	$2,025	$18,230

Loans:
Loans individually evaluated for impairment	$16,902	$10,178	$859	$552	$—	$28,491
Loans collectively evaluated for impairment	863,008	450,547	192,059	45,337	—	1,550,951

Total ending loan balance	$879,910	$460,725	$192,918	$45,889	$—	$1,579,442

A summary of impaired loans at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30, 2012	December 31, 2011

Impaired loans with no allocated allowance for loan losses	$22,378	$19,186
Impaired loans with allocated allowance for loan losses	13,186	9,305

	$35,564	$28,491

Amount of the allowance for loan losses allocated	$2,494	$2,165

The summary of loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of September 30, 2012
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,568	$10,343	$—
Originated by mortgage company	7,021	6,854	—
Originated by mortgage company – non-prime	2,064	1,773	—
Commercial real estate:
Commercial	1,707	1,701	—
Construction and land	—	—	—
Consumer	1,442	1,413	—
Commercial	295	294	—

	$23,097	$22,378	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$1,695	$1,638	$119
Originated by mortgage company	405	405	83
Originated by mortgage company – non-prime	720	599	1
Commercial real estate:
Commercial	10,025	9,856	1,952
Construction and land	—	—	—
Consumer	688	688	339
Commercial	—	—	—

	$13,533	$13,186	$2,494

As of December 31, 2011
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,491	$9,247	$—
Originated by mortgage Company	4,803	4,771	—
Originated by mortgage company – non-prime	2,794	2,494	—
Commercial real estate:
Commercial	1,438	1,405	—
Construction and land	—	—	—
Consumer	742	717	—
Commercial	558	552	—

	$19,826	$19,186	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate:
Originated by Bank	$—	$—	$—
Originated by mortgage Company	402	390	45
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	9,105	8,773	1,978
Construction and land	—	—	—
Consumer	142	142	142
Commercial	—	—	—

	$9,649	$9,305	$2,165

	Three months ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,440	$125	$9,438	$112
Originated by mortgage Company	6,824	68	5,214	72
Originated by mortgage company – non-prime	1,960	1	—	—
Commercial real estate:
Commercial	1,710	22	5,464	88
Construction and land	—	—	—	—
Consumer	1,406	19	698	10
Commercial	294	3	302	—

	$22,634	$238	$21,116	$282

With an allowance recorded:
Residential real estate:
Originated by Bank	$1,605	$14	$566	$—
Originated by mortgage Company	405	7	—	—
Originated by mortgage company – non-prime	636	—	2,742	—
Commercial real estate:
Commercial	9,834	89	5,113	44
Construction and land	—	—	—	—
Consumer	688	10	65	5
Commercial	—	—	—	—

	$13,168	$120	$8,486	$49

	Nine months ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,291	$324	$9,559	$296
Originated by mortgage Company	5,686	178	5,207	191
Originated by mortgage company – non-prime	1,832	3	—	—
Commercial real estate:
Commercial	1,643	66	4,328	128
Construction and land	—	—	—	—
Consumer	952	38	704	23
Commercial	296	7	134	—

	$19,700	$616	$19,932	$638

With an allowance recorded:
Residential real estate:
Originated by Bank	$1,050	$61	$378	$—
Originated by mortgage Company	135	7	—	—
Originated by mortgage company – non-prime	674	—	2,608	—
Commercial real estate:
Commercial	9,255	277	2,273	74
Construction and land	—	—	1,142	—
Consumer	317	11	131	5
Commercial	—	—	—	—

	$11,431	$356	$6,532	$79

The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

	Recorded Investment in Non-accrual Loans
	September 30, 2012	December 31, 2011
Residential real estate:
Originated by Bank	$11,579	$15,874
Originated by mortgage company	10,418	9,768
Originated by mortgage company – non-prime	3,478	3,551
Residential construction	—	43
Commercial real estate:
Commercial	11,397	10,552
Construction and land	—	—
Consumer	3,670	3,653
Commercial	631	567

	$41,173	$44,008

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2012
Residential real estate:
Originated by Bank	$4,940	$1,904	$10,895	$17,739	$675,675	$693,414
Originated by mortgage company	2,591	—	10,230	12,821	111,553	124,374
Originated by mortgage company – non-prime	823	653	2,356	3,832	429	4,261
Residential construction	—	—	—	—	8,204	8,204
Commercial real estate:
Commercial	1,057	—	1,965	3,022	461,342	464,364
Construction and land	—	—	—	—	12,149	12,149
Consumer	1,510	758	3,335	5,603	195,840	201,443
Commercial	—	—	338	338	54,335	54,673

	$10,921	$3,315	$29,119	$43,355	$1,519,527	$1,562,882

December 31, 2011
Residential real estate:
Originated by Bank	$6,449	$2,024	$14,491	$22,964	$704,925	$727,889
Originated by mortgage company	4,265	1,228	8,710	14,203	126,288	140,491
Originated by mortgage company – non-prime	59	—	3,551	3,610	1,263	4,873
Residential construction	—	—	43	43	6,614	6,657
Commercial real estate:
Commercial	7	746	373	1,126	442,322	443,448
Construction and land	—	—	—	—	17,277	17,277
Consumer	2,375	312	3,127	5,814	187,104	192,918
Commercial	—	—	15	15	45,874	45,889

	$13,155	$4,310	$30,310	$47,775	$1,531,667	$1,579,442

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate:
Commercial	$425,329	$1,775	$36,225	$1,035	$464,364
Construction and land	11,161	506	482	—	12,149
Commercial	48,912	—	5,761	—	54,673

	$485,402	$2,281	$42,468	$1,035	$531,186

December 31, 2011
Commercial real estate:
Commercial	$416,706	$2,329	$24,413	$—	$443,448
Construction and land	15,079	2,198	—	—	17,277
Commercial	41,589	—	4,232	68	45,889

	$473,374	$4,527	$28,645	$68	$506,614

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2012 and December 31, 2011 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
September 30, 2012
Performing	$681,835	$113,956	$783	$8,204	$197,773
Non-performing	11,579	10,418	3,478	—	3,670

	$693,414	$124,374	$4,261	$8,204	$201,443

December 31, 2011
Performing	$712,015	$130,723	$1,322	$6,614	$189,265
Non-performing	15,874	9,768	3,551	43	3,653

	$727,889	$140,491	$4,873	$6,657	$192,918

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at September 30, 2012 and December 31, 2011 were $14,772,000 and $14,491,000, respectively, of troubled debt restructurings. At September 30, 2012 and December 31, 2011, the Company has allocated $2,450,000 and $1,985,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at September 30, 2012 and December 31, 2011, which totaled $19,621,000 and $13,118,000, respectively. Accruing troubled debt restructurings were adversely impacted by $6,511,000 due to the third quarter implementation of new guidance issued by the Bank’s regulator, the Office of the Comptroller of the Currency (“OCC”). The amount now includes one-to-four family and consumer loans where the borrower’s obligation was discharged due to bankruptcy. The updated guidance requires the Company to include certain loans as troubled debt restructurings due to the discharge of the borrower’s debt. These loans continue to make payments as agreed and the Bank retains its security interest in the real estate collateral. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2012 and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2012 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	4	$375	$368
Originated by mortgage company	1	$359	$359
Consumer	1	$56	$56

	Number of Loans	Recorded Investment

Troubled Debt Restructurings Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	9	$2,029	$1,892
Originated by mortgage company	3	$978	$978
Commercial real estate:
Commercial	2	$1,315	$1,279
Consumer	4	$185	$185

	Number of Loans	Recorded Investment

Troubled Debt Restructurings Which Subsequently Defaulted:	None	None

Note 6. Reserve for Repurchased Loans

An analysis of the reserve for repurchased loans for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Balance at beginning of period	$955	$809	$705	$809
Provision charged to operations	100	—	350	—
Loss on loans repurchased or settlements	—	—	—	—

Balance at end of period	$1,055	$809	$1,055	$809

The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At September 30, 2012, there were 12 outstanding loan repurchase requests, which the Company is disputing, on loans with a total principal balance of $3.8 million as compared to four outstanding loan repurchase requests on loans with a principal balance of $1.2 million at December 31, 2011. The Company prepares a comprehensive analysis of the adequacy of the reserve for repurchased loans at each quarter-end. The reserve includes a specific loss estimate on the outstanding loan repurchase requests based on the estimated fair value of the underlying collateral modified by the likelihood of loss which was estimated based on historical experience. The reserve also includes a general loss estimate based on an estimate of loans likely to be returned for repurchase and the estimated loss on those loans. In establishing the reserve, the Company considers recent and historical experience, product type and volume of loan sales and the general economic environment.

Note 7. Deposits

The major types of deposits at September 30, 2012 and December 31, 2011 were as follows (in thousands):

Type of Account	September 30, 2012	December 31, 2011

Non-interest-bearing	$185,157	$142,436
Interest-bearing checking	948,074	942,402
Money market deposit	124,581	123,105
Savings	246,549	229,241
Time deposits	235,613	268,899

Total deposits	$1,739,974	$1,706,083

Included in time deposits at September 30, 2012 and December 31, 2011, is $60,922,000 and $77,053,000, respectively, in deposits of $100,000 and over.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2012. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2012
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$139,435	$—	$139,435	$—
State and municipal obligations	21,586	—	21,586	—
Corporate debt securities	41,714	—	41,714	—
Equity investments	5,601	5,601	—	—
Mortgage-backed securities available for sale	360,084	—	360,084	—
Items measured on a non-recurring basis:
Other real estate owned	3,628	—	—	3,628
Loans measured for impairment based on the fair value of the underlying collateral	9,856	—	—	9,856

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2011
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$102,776	$—	$102,776	$—
State and municipal obligations	18,544	—	18,544	—
Corporate debt securities	39,449	—	39,449	—
Equity investments	4,510	4,510	—	—
Mortgage-backed securities available for sale	364,931	—	364,931	—
Items measured on a non-recurring basis:
Other real estate owned	1,513	—	—	1,513
Loans measured for impairment based on the fair value of the underlying collateral	8,773	—	—	8,773

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2012 and December 31, 2011 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2012	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$55,365	$55,365	$—	$—
Federal Home Loan Bank of New York stock	17,148	—	—	17,148
Loans receivable and mortgage loans held for sale	1,551,238	—	—	1,593,639
Financial Liabilities:
Deposits other than time deposits	1,504,361	—	1,504,361	—
Time deposits	235,613	—	241,484	—
Securities sold under agreements to repurchase with retail customers	72,149	72,149	—	—
Federal Home Loan Bank advances and other borrowings	252,500	—	259,561	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2011	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$77,527	$77,527	$—	$—
Federal Home Loan Bank of New York stock	18,160	—	—	18,160
Loans receivable and mortgage loans held for sale	1,572,316	—	—	1,598,838
Financial Liabilities:
Deposits other than time deposits	1,437,184		1,437,184	—
Time deposits	268,899	—	274,074	—
Securities sold under agreements to repurchase with retail customers	66,101	66,101	—	—
Federal Home Loan Bank advances and other borrowings	293,500	—	301,778	—

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

Note 10. Subsequent Event

On October 29 and 30, 2012, the Company’s market area experienced unprecedented storm damage from Sandy. Although the extent of the damage and its impact on the Company cannot be determined at this time, the storm is expected to impact the ability of some borrowers to repay their loans and also adversely impact collateral values. As a result, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact earnings. It is also possible that the Bank may experience increased lending volume as area residences and businesses rebuild. As of November 5, 2012 all of the Bank’s branches were operating.

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

Item 1A. Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2011 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2011 except as described below.

On October 29 and 30, 2012, the Company’s market area experienced unprecedented storm damage due to Sandy. Although the extent of the damage and its impact on the Company cannot be determined at this time, the storm is expected to impair the ability of some borrowers to repay their loans and also adversely impact collateral values. As a result, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2011, the Company announced its intention to repurchase up to 942,306 shares or 5% of its outstanding common stock. Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	1,400	$13.72	1,400	262,015
August 1, 2012 through August 31, 2012	125,612	13.93	125,612	136,403
September 1, 2012 through September 30, 2012	77,504	14.36	77,504	58,899

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: November 9, 2012	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: November 9, 2012	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	38

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	40

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.