Form 10-K
period 2012-12-31
OCEANFIRST FINANCIAL CORP
filed 2013-03-15
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $247,481,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 6, 2013 was 17,787,089.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank (the “Bank”). At December 31, 2012, the Company had consolidated total assets of $2.3 billion and total stockholders’ equity of $219.8 million. The Company is a savings and loan holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Bank was originally founded as a state-chartered building and loan association in 1902, and converted to a Federal savings and loan association in 1945 and then a Federally-chartered mutual savings bank in 1989. The Bank converted from mutual to stock ownership in 1996. The Bank’s principal business has been and continues to be attracting deposits from the general public in the communities surrounding its branch offices and investing those deposits primarily in single-family, owner-occupied residential mortgage loans and commercial real estate loans. The Bank also invests in other types of loans, including multi-family, construction, consumer and commercial loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, and from the sale of trust and asset management services and alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative and branch office located in Toms River, New Jersey, and twenty-three additional branch offices concentrated in Ocean and Monmouth Counties, New Jersey. The Bank currently plans a Spring opening of a full service Financial Solutions Center in Red Bank, New Jersey offering deposit, lending and asset management services. An additional branch office, the Bank’s second in Jackson, New Jersey, is planned for mid-2013. The Bank’s deposit gathering base is concentrated in the communities surrounding its offices while lending activities are concentrated in the markets surrounding its branch office network. The Bank also maintains a trust and asset management office in Manchester, New Jersey.

The Bank is the oldest and largest community-based financial institution headquartered in Ocean County, New Jersey, which is located along the central New Jersey shore. Ocean County is the fastest growing population area in New Jersey and has a significant number of retired residents who have traditionally provided the Bank with a stable source of deposit funds. The economy in the Bank’s primary market area is based upon a mixture of service and retail trade, some of which is based on tourism at the New Jersey shore. Other employment is provided by a variety of wholesale trade, manufacturing, Federal, state and local government, hospitals and utilities. The area is also home to commuters working in New Jersey suburban areas around New York and Philadelphia.

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

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 2012, the Bank had total loans outstanding of $1.550 billion, of which $809.7 million or 52.2% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $475.2 million of commercial real estate, multi-family and land loans, or 30.7% of total loans; $9.0 million of residential construction loans, or 0.6% of total loans; $198.1 million of consumer loans, primarily home equity loans and lines of credit, or 12.8% of total loans; and $58.0 million of commercial loans, or 3.7% of total loans. Included in total loans are $6.7 million in loans held for sale at December 31, 2012. At that same date, 41.0% of the Bank’s total loans had adjustable interest rates. The Bank has generally sold much of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk.

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

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate:
One-to-four family	$809,705	52.24%	$882,550	55.55%	$955,063	56.63%	$954,736	57.92%	$1,039,375	62.52%
Commercial real estate, multi-family and land	475,155	30.66	460,725	29.00	435,127	25.80	396,883	24.08	329,844	19.84
Residential construction	9,013	0.58	6,657	0.42	13,748	0.82	9,241	0.56	10,561	0.65
Consumer (1)	198,143	12.78	192,918	12.14	205,725	12.20	217,290	13.18	222,797	13.40
Commercial	57,967	3.74	45,889	2.89	76,692	4.55	70,214	4.26	59,760	3.59

Total loans	1,549,983	100.00%	1,588,739	100.00%	1,686,355	100.00%	1,648,364	100.00%	1,662,337	100.00%

Loans in process	(3,639)		(2,559)		(4,055)		(3,466)		(3,586)
Deferred origination costs, net	4,112		4,366		4,862		4,767		5,195
Allowance for loan losses	(20,510)		(18,230)		(19,700)		(14,723)		(11,665)

Total loans, net	1,529,946		1,572,316		1,667,462		1,634,942		1,652,281

Less:
Mortgage loans held for sale	6,746		9,297		6,674		5,658		3,903

Loans receivable, net	$1,523,200		$1,563,019		$1,660,788		$1,629,284		$1,648,378

Total loans:
Adjustable rate	$635,264	40.99%	$692,332	43.58%	$816,058	48.39%	$839,285	50.93%	$906,674	54.54%

Fixed rate	914,719	59.01	896,407	56.42	870,297	51.61	809,079	49.07	755,663	45.46

	$1,549,983	100.00%	$1,588,739	100.00%	$1,686,355	100.00%	$1,648,364	100.00%	$1,662,337	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2012. The table does not include principal prepayments.

	At December 31, 2012
	One-to- four family	Commercial real estate, multi-family and land	Residential construction	Consumer	Commercial	Total Loans Receivable
	(In thousands)

One year or less	$553	$86,885	$9,013	$1,094	$25,921	$123,466

After one year:
More than one year to three years	2,042	133,017	—	3,305	14,030	152,394
More than three years to five years	12,447	132,734	—	6,743	6,552	158,476
More than five years to ten years	51,065	112,295	—	33,112	11,464	207,936
More than ten years to twenty years	179,539	8,560	—	153,297	—	341,396
More than twenty years	564,059	1,664	—	592	—	566,315

Total due after December 31, 2013	809,152	388,270	—	197,049	32,046	1,426,517

Total amount due	$809,705	$475,155	$9,013	$198,143	$57,967	1,549,983

Loans in process						(3,639)
Deferred origination costs, net						4,112
Allowance for loan losses						(20,510)

Total loans, net						1,529,946

Less: Mortgage loans held for sale						6,746

Loans receivable, net						$1,523,200

The following table sets forth at December 31, 2012, the dollar amount of total loans receivable contractually due after December 31, 2013, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to-four family	$435,239	$373,913	$809,152
Commercial real estate, multi-family and land	300,897	87,373	388,270
Consumer	96,726	100,323	197,049
Commercial	21,867	10,179	32,046

Total loans receivable	$854,729	$571,788	$1,426,517

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

The Bank periodically sells part of its mortgage production in order to manage interest rate risk and liquidity. At December 31, 2012, there were $6.7 million in loans categorized as held for sale which are recorded at the lower of cost or fair market value.

The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held for sale, for the periods indicated.

	For the Year December 31,
	2012	2011	2010
	(In thousands)
Total loans:
Beginning balance	$1,588,739	$1,686,355	$1,648,364

Loans originated:
One-to-four family	312,084	240,640	381,296
Commercial real estate, multi-family and land	80,106	90,144	91,140
Residential construction	3,219	3,841	5,539
Consumer	92,633	74,175	76,846
Commercial	120,248	100,142	124,630

Total loans originated	608,290	508,942	679,451

Total	2,197,029	2,195,297	2,327,815
Less:
Principal repayments	468,697	469,902	477,536
Sales of loans	174,299	133,739	162,481
Transfer to OREO	4,050	2,917	1,443

Total loans	$1,549,983	$1,588,739	$1,686,355

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

At December 31, 2012, the Bank’s total loans outstanding were $1.550 billion, of which $809.7 million, or 52.2%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loan was approximately $183,000 at December 31, 2012. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one, three, five or ten years. The Bank’s ARM loans generally provide for periodic caps of 2% or 3% and an overall cap of 6% on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.50% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.50% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded up to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully-indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank does offer interest-only ARM loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term and then convert to a fully-amortizing loan until maturity. Since the interest-only feature will result in future increases in the borrower’s loan payment when the contractually required payments increase due to the required amortization of the principal amount and these payment increases will affect the borrower’s ability to repay the loan, borrowers are qualified at the fully-amortized payment. The amount of interest-only one-to-four family mortgage loans at December 31, 2012 and 2011 was $37.0 million and $54.9 million, respectively, or 4.6% and 6.2%, respectively, of total one-to-four family mortgages.

The Bank’s fixed-rate mortgage loans are currently made for terms from 10 to 30 years. The Bank sells some of the fixed-rate residential mortgage loans that it originates. The Bank generally retains the servicing on loans sold. The Bank generally retains for its portfolio shorter-term, fixed-rate loans and certain longer-term, fixed-rate loans, generally consisting of loans with balances exceeding the conforming loan limits of the government agencies (“Jumbo” loans) and loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer-term fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates. During the past three years, the Bank has generally sold most of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk.

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 56% at December 31, 2012 based on appraisal values at the time of origination. In recent years, a decline in real estate values in the Bank’s lending area has generally reduced the collateral value supporting the Bank’s loans although the Bank believes that most borrowers continue to have adequate collateral value to support their outstanding loan balance. Title insurance is typically required for first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

The Bank obtains full verification of income on residential borrowers, however, it previously originated stated income loans on a limited basis through November 2010. These loans were only offered to self-employed borrowers for purposes of financing primary residences and second home properties. The amount of stated income loans at December 31, 2012 and 2011 was $47.3 million and $54.1 million, respectively, or 5.8% and 6.1%, respectively, of total one-to-four family mortgages.

The Bank currently originates reverse mortgage loans which qualify under the Home Equity Conversion Mortgage program of the Federal Housing Administration and which are insured by the Department of Housing and Urban Development. Borrowers must be 62 years old or older; no credit or income verification is necessary to qualify; and although the loan is secured by the borrower’s primary residence, no interest or principal payments are required until the home is sold. These loans are all sold into the secondary market and the net gain on the sale of loans available for sale for the years ending December 31, 2012 and 2011 includes $718,000 and $508,000, respectively, of reverse mortgage loans.

The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the recently enacted Consumer Financial Protection Bureau (“CFPB”) regulations effective January 10, 2014. See “Risk Factors – Increased emphasis on commercial lending, or the Bank’s offering of alternative credit products, may expose the Bank to increased lending risks.”

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as small office buildings or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to ten years and amortization schedules up to twenty-five years with fixed or adjustable rates. The loans typically contain prepayment penalties over the initial term. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal for commercial real estate loans. The Bank’s commercial real estate loan portfolio at December 31, 2012 was $475.2 million, or 30.7% of total loans. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2012 was a performing loan for which the Bank had an outstanding carrying balance of $16.6 million secured by a first mortgage on dormitories at a major university in the Bank’s lending area. The average size of the Bank’s commercial real estate loans at December 31, 2012 was approximately $769,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2012, the Bank had an outstanding balance in commercial construction loans of $8.3 million.

The Bank also originates multi-family mortgage loans and land loans on a limited basis. The Bank’s multi-family loans and land loans at December 31, 2012 totaled $18.2 million and $5.5 million, respectively.

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

Residential Construction Lending. At December 31, 2012, residential construction loans totaled $9.0 million, or 0.6%, of the Bank’s total loans outstanding. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s residential construction loans are made to individuals building their primary residence, while, to a lesser extent, loans are made to finance a second home or to developers known to the Bank in order to build single-family houses for sale, which loans become due and payable over terms generally not exceeding 12 months.

Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.

Consumer Loans. The Bank also offers consumer loans. At December 31, 2012, the Bank’s consumer loans totaled $198.1 million, or 12.8% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity lines of credit comprised $100.9 million, or 50.9%; home equity loans comprised $96.6 million, or 48.8%; overdraft line of credit loans totaled $366,000 or 0.2%; and loans on savings accounts totaled $260,000, or 0.1%.

The Bank originates home equity loans typically secured by first or second liens on one-to-two family residences. These loans are originated as fixed-rate loans with terms ranging from 5 to 20 years. Home equity loans are typically made on owner-occupied, one-to-two family residences and generally to Bank customers. Generally, these loans are subject to an 80% loan-to-value limitation, including any other outstanding mortgages or liens. The Bank also offers a variable-rate home equity line of credit which extends a credit line based on the applicant’s income and equity in the home. Generally, the credit line, when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank presently charges no origination fees for these loans, but may in the future charge origination fees for such loans. The Bank does, however, charge early termination fees should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10, 15 or 20 year amortization period. The Bank also offers home equity lines of credit which require the payment of interest-only during the first five years with fully amortizing payments thereafter. Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The Bank currently maintains a 4.0% floor rate on new originations. The loans have an 18% lifetime cap on interest rate adjustments.

Commercial Lending. At December 31, 2012, commercial loans totaled $58.0 million, or 3.7% of the Bank’s total loans outstanding. The Bank originates commercial loans and lines of credit (including for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial loans and credit lines, the Bank will review and analyze financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision. The Bank generally requires the personal guarantee of the principal borrowers for all commercial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors (the “Board”). This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured real estate lending. Risk of loss on a commercial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. If the Bank’s estimate of the borrower’s financial ability is inaccurate, the Bank may be confronted with a loss of principal on the loan. The Bank’s largest commercial loan at December 31, 2012 was a performing loan to a medical group with an outstanding balance of $4.9 million secured by medical equipment and personal guarantees. The average size of the Bank’s commercial loans at December 31, 2012 was approximately $235,000.

Loan Approval Procedures and Authority. The Board establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. New borrowers with a total exposure in excess of $3.0 million and existing borrowers with a total exposure in excess of $5.0 million require approval by the Management Credit Committee. A minimum of two employees’ signatures are required to approve residential loans over the conforming loan limits of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2012 amounted to $32.3 million. At December 31, 2012, the Bank’s maximum loan exposure to a single borrower and related interests was $17.7 million. This performing loan is secured by a first mortgage on a multi-purpose medical office facility.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Bank or Columbia Home Loans, LLC (“Columbia”), the Bank’s mortgage company which was shuttered in 2007. At December 31, 2012, the Bank was servicing $840.9 million of loans for others. At December 31, 2012, 2011 and 2010, the balance of mortgage servicing rights totaled $4.6 million, $4.8 million and $5.7 million, respectively. For the years ended December 31, 2012, 2011 and 2010, loan servicing income totaled $538,000, $427,000 and $292,000, respectively. The Bank evaluates mortgage servicing rights for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2012, 2011 and 2010. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

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

The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. The Bank classifies assets in accordance with certain regulatory guidelines. At December 31, 2012, the Bank had $90.0 million of assets, including all OREO, classified as “Substandard,” $1.1 million of assets classified as “Doubtful” and no assets classified as “Loss.” At December 31, 2011, the Bank had $88.1 million of assets classified as “Substandard,” $75,000 classified as “Doubtful” and no assets classified as “Loss.” Loans and other assets may also be placed on a watch list as “Special Mention” assets. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.” Special Mention assets totaled $6.2 million at December 31, 2012, as compared to $11.5 million at December 31, 2011. Loans are classified as Special Mention due to past delinquencies or other identifiable weaknesses. The largest Special Mention loan is a commercial real estate mortgage to a local builder for $1.8 million which was current as to payments. The loan is well collateralized by residential property and several vacant lots. The largest Substandard loan relationship is comprised of several credit facilities to a marina with an aggregate balance of $6.3 million which was criticized due to poor, but improving, operating results. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. The most recent appraisals value the real estate collateral at $9.3 million. In November 2011, the Company entered into a troubled debt restructuring with the borrower which amended the repayment terms and reduced the interest rate in exchange for additional collateral. The loan was renewed in November 2012 at comparable terms. The borrower is current as to payments under the restructured terms but remains classified as a non-accrual loan due to continued uncertainty about the borrower’s ability to service the debt. Classified assets exclude loans that were adversely impacted by superstorm Sandy. See “Lending Activities – Non-Accrual Loans and OREO.” In addition to loan classifications, the Company classified investment securities with an amortized cost of $25.0 million and a carrying value of $18.9 million as Substandard, which represents the amount of investment securities with a credit rating below investment grade from one of the internationally-recognized credit rating services.

Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans and OREO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $2,432,000, $2,125,000, $1,467,000, $1,441,000 and $913,000.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$26,521	$29,193	$26,577	$19,142	$8,696
Commercial real estate, multi-family and land	11,085	10,552	5,849	5,152	5,527
Residential construction	482	43	368	368	—
Consumer	4,540	3,653	4,626	3,031	1,435
Commercial	746	567	117	627	385

Total	43,374	44,008	37,537	28,320	16,043
OREO, net (1)	3,210	1,970	2,295	2,613	1,141

Total non-performing assets	$46,584	$45,978	$39,832	$30,933	$17,184

Allowance for loan losses as a percent of total loans receivable (2)	1.32%	1.15%	1.17%	0.89%	0.70%

Allowance for loan losses as a percent of total non-performing loans (3)	47.29	41.42	52.48	51.99	72.71

Non-performing loans as a percent of total loans receivable (2)(3)	2.80	2.77	2.23	1.72	0.97

Non-performing assets as a percent of total assets (3)	2.05	2.00	1.77	1.52	0.92

(1)	OREO balances are shown net of related loss allowances.
(2)	Total loans includes loans receivable and mortgage loans held for sale.
(3)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

The Company’s non-performing loans totaled $43.4 million at December 31, 2012, a $634,000 decrease from $44.0 million at December 31, 2011. Included in the non-performing loan total at December 31, 2012 was $18.2 million of troubled debt restructured loans, as compared to $14.5 million of troubled debt restructured loans at December 31, 2011. The largest non-performing loan relationship is a loan to a marina with an aggregate balance of $6.3 million as described on the prior page under “Delinquencies and Classified Assets.” Non-performing loans are concentrated in one-to-four family loans which comprise 61.1% of the total. At December 31, 2012, the average weighted loan-to-value ratio of non-performing one-to-four family loans was 61% using appraisal values at time of origination and 79% using recently updated appraisal values. Appraisals are obtained for all non-performing loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. At December 31, 2012, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 56% using appraisal values at time of origination. Based upon sales data for 2012 from the Ocean and Monmouth Counties Multiple Listing Service, residential home values in the Company’s primary market area have declined by approximately 21% from the peak of the market in 2006. Individual home values may move more or less than the average based upon the specific characteristics of the property. There can be no assurance that home values will not decline further, possibly resulting in losses to the Company. The largest non-performing one-to-four family loan is a loan for $1.3 million. The loan is secured by a first mortgage on a property with a June 2012 appraised value of $1.7 million. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey. This protracted foreclosure process delays the Company’s ability to resolve non-performing loans through sale of the underlying collateral. Of the non-performing one-to-four family loans, 62% were originated by alternative Bank delivery channels which were previously shuttered.

On October 29 and 30, 2012 the primary market area of the Bank was adversely impacted by superstorm Sandy. The storm disrupted operations for most businesses in the area and caused substantial property damage. The Bank provided payment deferrals to residential borrowers impacted by the storm for two months without penalty. An additional extension is considered if adequate documentation is presented. At February 28, 2013, 124 residential loan borrowers requested a payment deferment. For this pool of borrowers, the outstanding principal balance is $30.3 million; the average loan size is $244,000; the weighted average loan-to-value ratio is 64% based on appraised values at the time of origination or a more recent valuation, if available; and 70% of these loans are located in a flood zone. The Bank requires flood insurance on all properties in a flood zone. The Bank’s practice has been to follow-up with all borrowers who received a storm-related payment delay after 45 days to determine the extent of the financial impact caused by the storm and to establish a repayment plan. Through February 28, 2013, the Bank had followed-up, as planned, with all borrowers. The result was as follows:

	Number of Borrowers	Amount Outstanding (000’s)
Loan paid in full	4	$1,158

Loan brought current	58	12,393

Repayment plan agreed to – loan to be brought current within four months	39	11,656

Borrower indicated financial hardship and requests additional time to remediate; Bank will consider loan modification	15	3,602

Borrowers’ deferment expired, however, they are either experiencing unrelated financial hardship or are uncooperative; Bank will pursue collection, including possible loss mitigation	8	1,459

	124	$30,268

For the 23 borrowers experiencing financial hardship or who are uncooperative, the Bank evaluated its security position by aggregating estimated land value and flood insurance for each property. For the 15 borrowers who indicated financial hardship and who requested additional time to remediate, the weighted average loan-to-value ratio for these loans, using only estimated land value and anticipated flood insurance was 63% and no individual loan-to-value ratio exceeded 79%. For the 8 borrowers with an expired loan deferment who are either experiencing unrelated financial hardship or are uncooperative, the weighted average loan-to-value ratio for these loans, using only estimated land value and anticipated flood insurance was 69% and no individual loan-to-value ratio exceeded 88%.

The Bank has also contacted most of its commercial loan borrowers. Three commercial real estate borrowers with a combined total outstanding loan balance of $3.6 million have reported substantial property damage. Each of these loans has continued to perform according to their original terms and each maintains a loan-to-value ratio prior to the impact of Sandy of less than 25%, based on appraisal values at the time of origination or a more recent valuation, if available. Additionally, six commercial loan borrowers requested short-term payment relief due to the impact of the storm. The Bank individually evaluated these requests and has allowed each of these borrowers to defer principal payments for up to 90 days. All of these borrowers are performing according to the revised terms.

The Bank has evaluated the impact of the storm relative to the adequacy of the allowance for loan losses. Based on the Bank’s evaluation, as described above, there were no loan charge-offs or specific losses identified. The Bank did consider, however, the likely adverse impact of superstorm Sandy on historical loss rates. Although the ultimate amount of loan losses relating to the storm is uncertain and difficult to predict, and information continues to be gathered, the Bank recorded an additional provision for loan losses of $1.8 million for the quarter and year ended December 31, 2012, solely related to the impact of superstorm Sandy.

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

The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses. The analysis considers known and inherent risks in the loan portfolio resulting from management’s continuing review of the factors underlying the quality of the loan portfolio. These factors include delinquency status, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the determination of the existence and realizable value of the collateral and guarantees securing the loan.

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated and where the Company has not already taken an interim charge-off. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate and collateral dependent residential mortgage loans greater than 90 days delinquent. The appraisal is subsequently updated annually if the loan remains delinquent for an extended period. The specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-off, and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class
Residential real estate:	–	Loans originated by Bank
	–	Loans originated by mortgage company
	–	Loans originated by mortgage company – non-prime
	–	Residential construction
Commercial real estate:	–	Commercial
	–	Construction and land
Consumer:	–	Consumer
Commercial:	–	Commercial

The mortgage company was shuttered by the Bank in 2007.

The loan portfolio is further segmented by delinquency status and risk rating (Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually as foreclosure timelines remain at elevated levels. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans 90 days delinquent not secured by real estate, the Bank evaluates the fair value of the collateral and the personal guarantees, if any, and identifies an estimated loss for the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent, a historical loss rate is determined for each loan segment. To determine the loss rate, the Bank utilizes an average of loan losses as a percent of loan principal adjusted for the estimated probability of default. The historical loss rate is adjusted for certain environmental factors including current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit. The Bank also considered the likely adverse impact of superstorm Sandy on historical loss rates. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local trends in economic growth, unemployment and real estate values.

During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss experience as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011 or previous periods.

An overwhelming percentage of the Bank’s loan portfolio, 96.2%, is secured by real estate whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding. See “Risk Factors – A continued downturn in the local economy or in local real estate values could hurt profits” and “Risk Factors – Superstorm Sandy, or other natural disasters or hurricanes, could adversely affect asset quality and earnings.”

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including elevated levels of unemployment, a further decline in real estate market values and possible increases in interest rates. Additionally, superstorm Sandy may adversely affect real estate market values and borrowers’ ability to repay their obligations. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

As of December 31, 2012 and 2011, the Bank’s allowance for loan losses was 1.32% and 1.15% respectively, of total loans. The Bank had non-accrual loans of $43.4 million and $44.0 million at December 31, 2012 and 2011, respectively. The Bank will continue to monitor its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$18,230	$19,700	$14,723	$11,665	$10,468

Charge-offs:
Residential real estate	4,679	4,643	1,959	1,603	884
Commercial real estate	47	2,301	324	885	—
Consumer	2,282	1,982	736	105	—
Commercial	76	323	257	95	—

Total	7,084	9,249	3,276	2,688	884

Recoveries	1,464	29	253	46	306

Net charge-offs	5,620	9,220	3,023	2,642	578

Provision for loan losses	7,900	7,750	8,000	5,700	1,775

Balance at end of year	$20,510	$18,230	$19,700	$14,723	$11,665

Ratio of net charge-offs during the year to average net loans outstanding during the year	0.36%	0.57%	0.18%	0.16%	0.03%

The increase in charge-offs during 2011 was primarily due to the Company’s decision to modify its charge-off policy as described above.

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (Dollars in thousands).

	At December 31,
	2012			2011			2010			2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans

Residential real estate	$5,241	25.56%	52.82%	$5,370	29.46%	55.97%	$5,977	30.34%	57.45%	$3,654	24.82%	58.48%	$3,245	27.82%	63.17%

Commercial real estate	8,937	43.57	30.66	8,474	46.48	29.00	6,837	34.71	25.80	5,043	34.25	24.08	3,580	30.69	19.84

Consumer	2,264	11.04	12.78	1,461	8.01	12.14	3,264	16.57	12.20	2,998	20.36	13.18	1,924	16.49	13.40

Commercial	1,348	6.57	3.74	900	4.94	2.89	962	4.88	4.55	1,725	11.72	4.26	1,442	12.36	3.59

Unallocated	2,720	13.26	—	2,025	11.11	—	2,660	13.50	—	1,303	8.85	—	1,474	12.64	—

Total	$20,510	100.00%	100.00%	$18,230	100.00%	100.00%	$19,700	100.00%	100.00%	$14,723	100.00%	100.00%	$11,665	100.00%	100.00%

Reserve for Repurchased Loans. At December 31, 2012 and 2011, the Company maintained a reserve for repurchased loans of $1.2 million and $705,000, respectively, related to potential losses on loans sold which may have to be repurchased due to a violation of a representation or warranty. The increase from the prior year was due to an additional provision for repurchased loans of $750,000, partly offset by a loss of $252,000 on a single loan repurchased. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. Losses were $252,000, $104,000, and $10,000, respectively, for the years ended December 31, 2012, 2011, and 2010. There were no loans repurchased for the years ended December 31, 2011 and 2010. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2012, there were twelve outstanding loan repurchase requests on loans with a total principal balance of $3.6 million, which the Company is disputing, as compared to four outstanding loan repurchase requests with a principal balance of $1.2 million at December 31, 2011. For the year ended December 31, 2012, eighteen new repurchase requests were received, nine repurchase requests were resolved at no cost to the Bank and one repurchase request resulted in a repurchased loan.

In order to estimate an appropriate reserve for repurchased loans, the Company considers recent and historical experience, product type and volume of recent whole loan sales, the general economic environment and an estimated loss on repurchase requests received but not yet resolved.

The method used to calculate the reserve for repurchased loans can generally be described as: volume of loans sold multiplied by the estimated percentage of loans expected to be returned for repurchase multiplied by the estimated loss percentage on loans repurchased.

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

The calculated return factors were as follows:

	Non-GSE Exposure			GSE Exposure
	At December 31,
	2012	2011	2010	2012	2011	2010

Bank	0.10%	0.16%	0.13%	0.04%	0.00%	0.00%

Columbia	0.39%	0.49%	0.97%	0.76%	0.26%	0.81%

The Company experienced substantial repurchase request volume for Columbia in 2007 which moderated significantly in recent years. As a result of this trend, the Company gave more weight to its more recent experience and less weight to earlier experience.

Finally, to establish the reserve for repurchased loans, estimated loss factors were applied to the estimated amount of repurchase requests. The Company calculated an actual loss experience on currently outstanding and prior repurchase requests of 25.0% and 17.6% for the Bank and Columbia, respectively, at December 31, 2012, and 15.7% and 16.0% for both the Bank and Columbia, respectively, at December 31, 2011 and 2010, although the actual loss factor was modified to consider several economic factors which were likely to adversely impact the Company’s loss experience. These factors included continued weakness in the housing market; a nationwide recession with significant decline in employment; and, increasing delinquency and foreclosure rates on single family mortgage loans. Additionally, both FNMA and FHLMC and investors in mortgage-backed securities pools continue to carefully examine loan documentation on loans sold to these agencies and investors by loan originators, such as the Bank, with a goal of putting an increasing amount of delinquent loans back to the originator. After adjustments, the final estimated loss factors used and applied to loans for which no request has been received to date at December 31, 2012, 2011 and 2010 were 40.5%, 26.2% and 26.5%, respectively, for the Bank and 48.1%, 41.2% and 29.0% respectively, for Columbia.

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

Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they may be classified as held to maturity. Investment and mortgage-backed securities identified as held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. At December 31, 2012, all of the Bank’s investment and mortgage-backed securities were classified as available for sale.

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

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related market value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities. As indicated in the following table, prepayments on mortgage-backed securities have increased due to the low interest rate environment.

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities. At December 31, 2012, mortgage-backed securities totaled $333.9 million, or 14.7% of total assets, and all were directly insured or guaranteed by either FHLMC, FNMA or GNMA.

The following table sets forth the Bank’s mortgage-backed securities activities for the periods indicated.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)

Beginning balance	$364,931	$341,175	$213,622

Mortgage-backed securities purchased	89,477	106,746	193,001

Less: Principal repayments	(118,372)	(85,839)	(69,024)

Amortization of premium	(2,195)	(1,689)	(1,680)

Change in net unrealized gain on mortgage-backed securities available for sale	16	4,538	5,256

Ending balance	$333,857	$364,931	$341,175

The following table sets forth certain information regarding the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Mortgage-backed securities:
FHLMC	$118,294	$119,525	$74,155	$75,057	$19,225	$19,598
FNMA	204,296	213,302	279,414	288,762	315,024	320,368
GNMA	824	1,030	935	1,112	1,037	1,209

Total mortgage-backed securities	$323,414	$333,857	$354,504	$364,931	$335,286	$341,175

Investment Securities. At December 31, 2012, the carrying value of the Company’s investment securities totaled $213.6 million, and consisted of $139.0 million of U.S. agency obligations, $43.5 million of corporate debt securities, $25.8 million of state and municipal obligations and $5.3 million of equity investments. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities in the State of New Jersey with current credit ratings that are considered investment grade ranging from a high of AAA to a low of Baa1. The corporate debt securities are issued by other financial institutions and consist of eleven issues with an amortized cost of $55.0 million spread between eight issuers. Credit ratings range from a high of A3 to a low of Ba2 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90 day LIBOR. Following the purchase of these securities, the required credit spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at December 31, 2012. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Recently credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The following table sets forth certain information regarding the amortized cost and estimated market value of the Company’s investment securities at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Investment securities:

U.S. agency obligations	$138,105	$139,050	$102,059	$102,776	$41,146	$41,132

State and municipal obligations	25,856	25,780	18,526	18,544	10,690	10,615

Corporate debt securities	55,000	43,470	55,000	39,449	55,000	39,856

Equity investments	4,992	5,293	4,294	4,510	370	315

Total investment securities	$223,953	$213,593	$179,879	$165,279	$107,206	$91,918

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2012. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See “Investment Activities – Mortgage-backed Securities.”

	At December 31, 2012
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Investment securities:
U.S. agency obligations	$40,207	$97,898	$—	$—	$138,105	$139,050
State and municipal obligations (1)	9,179	16,677	—	—	25,856	25,780
Corporate debt securities (2)	—	—	—	55,000	55,000	43,470

Total investment securities	$49,386	$114,575	$—	$55,000	$218,961	$208,300

Weighted average yield	1.12%	0.79%	—%	0.92%	0.90%

Mortgage-backed securities:
FHLMC	$—	$—	$3,529	$114,765	$118,294	$119,525
FNMA	—	—	—	204,296	204,296	213,302
GNMA	—	—	—	824	824	1,030

Total mortgage-backed securities	$—	$—	$3,529	$319,885	$323,414	$333,857

Weighted average yield	—%	—%	1.56%	2.50%	2.49%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

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

At December 31, 2012, the Bank had $57.9 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$15,518	0.67%
Over three through six months	5,051	0.98
Over six through 12 months	8,637	0.88
Over 12 months	28,665	2.95

Total	$57,871	1.86%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Year Ended December 31,
	2012			2011			2010
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)

Money market deposit accounts	$126,502	7.35%	0.29%	$116,295	6.93%	0.39%	$104,833	6.83%	0.57%
Savings accounts	239,578	13.93	0.15	221,311	13.20	0.22	241,762	15.75	0.72
Interest-bearing checking accounts	939,335	54.61	0.31	924,789	55.14	0.50	761,854	49.65	0.84
Non-interest-bearing accounts	170,859	9.93	—	142,478	8.50	—	127,535	8.31	—
Time deposits	243,776	14.18	1.62	272,198	16.23	1.78	298,534	19.46	1.87

Total average deposits	$1,720,050	100.00%	0.44%	$1,677,071	100.00%	0.62%	$1,534,518	100.00%	0.93%

Borrowings. From time to time the Bank has obtained advances from the Federal Home Loan Bank of New York (“FHLB-NY”) for cash management purposes or as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB-NY. At December 31, 2012, the Bank had $225.0 million in outstanding advances from the FHLB-NY.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third party custodian. At December 31, 2012, the Bank had borrowed $60.8 million through securities sold under agreements to repurchase.

The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2012, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities

At December 31, 2012, the Bank owned four subsidiaries – OceanFirst Services, LLC, OceanFirst REIT Holdings, Inc., 975 Holdings, LLC and Columbia (inactive).

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

Personnel

As of December 31, 2012, the Bank had 323 full-time employees and 78 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. As a Federally-chartered savings bank, the Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Dodd-Frank Act. The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, compliance and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various Federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The Federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act is not yet known.

The Dodd-Frank Act eliminated the Federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and provided non-interest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators (the OCC in the case of the Bank), although the CFPB will have back-up authority over such institutions. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and Federal savings associations, and gives state attorneys general the ability to enforce Federal consumer protection laws.

Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and prepayments. The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. On June 29, 2011, the FRB issued a final rule which would cap an issuer’s debit-card interchange base fee at twenty-one cents ($0.21) per transaction and allow an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The rules were effective October 1, 2011. The Bank’s average interchange fee per transaction is thirty-eight cents ($0.38). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the

Bank. Although exempt from the rule, market forces in future periods, may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2012, the Bank’s revenues from interchange fees increased to $2.4 million, as compared to $2.0 million in 2011.

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

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of Federal law. Generally, a unitary savings and loan holding company, such as the Company, is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation – QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

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

Holding Company Capital Requirements. Under the Dodd-Frank Act, the FRB is authorized and directed to establish capital requirements for savings and loan holding companies. These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the FRB to apply to savings and loan holding companies, consolidated capital requirements that are no less stringent than those applied to depository institutions as of May 19, 2009. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets, like the Company. In addition to these changes mandated by the Dodd-Frank Act, the capital requirements applicable to all depository institutions and depository institutions holding companies may be enhanced due to the implementation of the Basel III accord. See “Federal Savings Institution Regulation – Capital Requirements.”

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of the quarter, in the amount of such instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

The risk-based capital standard for savings institutions requires the maintenance of core and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet activities, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include certain capital instruments that do not qualify as core capital, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The OCC has authority to establish individual minimum capital requirements in cases where it is determined that a particular institution’s capital level is or may become, inadequate in light of the circumstances involved.

On June 6, 2012, the OCC and the other Federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The comment period for these notices of proposed rulemakings ended on October 22, 2012. Basel III is intended to be implemented beginning January 1, 2013 and to be fully phased in on a global basis on January 1, 2019. However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. They did not indicate the likely new effective date.

The following table presents the Bank’s capital position at December 31, 2012. The Bank met each of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)

Tangible	$215,410	$34,034	$181,376	9.49%	1.50%

Core (Leverage)	215,410	90,757	124,653	9.49	4.00

Tier 1 risk-based	215,410	57,996	157,414	14.86	4.00

Total risk-based	233,563	115,992	117,571	16.11	8.00

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

Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. In addition, all non-interest-bearing deposit accounts received unlimited insurance through December 31, 2012 at which time the maximum on these accounts fell back to $250,000 per separately insured depositor.

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

In addition to the FDIC assessments, the Financing Corporation, formed in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation, is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.

The total expense incurred in 2012 and 2011 for the deposit insurance assessment and the Financing Corporation payments was $1.7 million and $2.1 million, respectively.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2012, the Bank’s limit on loans to one borrower was $32.3 million. At December 31, 2012, the Bank’s maximum loan exposure to a single borrower was $17.7 million.

Qualified Thrift Lender Test. The Home Owners Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period. Additionally, education loans, credit card loans and small business loans may be considered “qualified thrift investments”.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2012, the Bank met the qualified thrift lender test.

Limitation on Capital Distributions. Applicable regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OCC, is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under the regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the FRB of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the FRB or OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the FRB or OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the FRB or OCC determine that such distribution would constitute an unsafe or unsound practice. If the FRB or OCC objects to the Bank’s notice to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act and Basel III may limit the Company’s ability to pay dividends or repurchase stock in the future.

Assessments. Savings institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the fiscal year ended December 31, 2012 totaled $444,000.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2012 of $17.1 million.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2013, the Federal Reserve Board has set the 3% reserve limit at $12.4 million and the exemption of $79.5 million.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2012 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

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

The nationwide recession of 2008 and 2009 and the weak economic recovery since then have adversely affected the industry. The Bank is exposed to general economic conditions and downturns in the U.S. housing market. Dramatic declines in the national housing market in recent years, with falling home prices and increasing foreclosures, unemployment and under-employment, had negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions such as the Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors had reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit had led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets may adversely affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry. A worsening of financial markets or economic conditions could also materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

A continued downturn in the local economy or in local real estate values could hurt profits. Most of the Bank’s loans are secured by real estate or are made to businesses in Ocean and Monmouth Counties, New Jersey and the surrounding area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which could hurt profits. Prior to 2007 there was a significant increase in real estate values in the Bank’s market area. Since that time, there has been a weakening in the local economy with rising unemployment coupled with declining real estate values and increases in non-performing mortgage loans, particularly residential loans. Based upon sales data for 2012 from the Ocean and Monmouth Counties Multiple Listing Service, residential home values in the Company’s primary market area have declined by approximately 21% from the peak of the market in 2006. A further decline in real estate values could cause additional residential and commercial mortgage loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.

Superstorm Sandy, or future natural disasters or hurricanes, could aversely affect asset quality and earnings. The Bank’s primary market areas of Ocean and Monmouth Counties in New Jersey were significantly affected by superstorm Sandy, which struck the region on October 29 and 30, 2012. The storm caused significant damage throughout the market area, including widespread disruptions in power and transportation. Many properties and structures also incurred flood and wind damage, which ranges from minor to moderate in many areas to very severe in coastal areas, which may adversely affect the value of certain collateral securing loans, and, potentially, borrowers’ ability to repay their obligations. In addition, flood and property insurance may not be sufficient to fully cover exposure to losses, and borrowers may experience delays in receiving proceeds from insurance claims. Additionally, it is likely that delinquencies and loan restructurings will increase, particularly in the short-term, as borrowers undertake recovery and clean-up efforts, including the submission of insurance claims. Borrowers may also experience disruptions in their employment status or income if their employers were affected by the storm. These increases in delinquencies and restructurings would negatively affect cash flows and, if not timely cured, would increase non-performing assets and reduce net interest income. Loan restructurings may also increase for borrowers impacted by the storm. The Bank may also experience increased loan losses as total loan delinquencies and loan restructurings increase, and to the extent that the combination of insurance proceeds and collateral values are insufficient to cover loan balances on loans that may default. The Bank evaluated the impact of the storm relative to the adequacy of the allowance for loan losses at December 31, 2012 and recorded an additional provision for loan losses of $1.8 million for the quarter and year ended December 31, 2012 solely related to the impact of superstorm Sandy. The ultimate amount of loan losses relating to the storm remains uncertain and difficult to predict. As a result, the additional loan loss provision may prove to be inadequate to cover actual loan losses and if the Company is required to increase its allowance, current earnings may be reduced. Alternatively, losses may not materialize due to adequate insurance coverage or the financial resources of the borrower which may result in a reduction to the loan loss provision in some future period.

The Bank’s trade area includes counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding or other damage from future storms or hurricanes. This damage may be as bad as, or worse than, that suffered during superstorm Sandy. Further storms like this could negatively impact the Company’s results of operations by disrupting operations, adversely impacting the business and operations of the Company’s borrowers, damaging collateral or reducing the value of real estate used as collateral.

The Federal Emergency Management Agency has recently issued proposed newly drawn floodplain maps for New Jersey with substantial increases to many of the indicated base flood elevations. These maps must be reviewed and adopted by local municipalities to become effective, which may not be completed until late in 2014. The changes to flood insurance characteristics may reduce real estate values or impact borrowers’ ability to maintain adequate flood insurance coverage which may adversely impact loans issued by the Bank in affected areas.

Increased emphasis on commercial lending, or the Bank’s offering of alternative credit products, may expose the Bank to increased lending risks. At December 31, 2012, $533.1 million, or 34.4%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial business loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Also, many of the Bank’s commercial borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. In addition, even within its residential loan portfolio, the Bank offers several alternative credit products, including one-to-four family loans with interest-only payment requirements for the first five, seven or ten years of the mortgage loan term. As a result, borrowers will face substantial increases in loan payment amounts as these loans begin to amortize. These loans expose the Bank to greater risk than traditional, fully amortizing one-to-four family residential mortgage loans.

The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable. The Dodd-Frank Act contains an exception from this ability-to-repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s ability to repay. However, a consumer may assert the lender’s failure to comply with the ability-to-repay rule for all residential mortgage loans other than Qualified Mortgages.

Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank may continue to make residential mortgage loans that would not qualify. The Bank is still evaluating the impact of the recently issued Qualified Mortgage definition and related ability-to-repay rules, as well as other rules recently issued by the by the CFPB related to mortgage origination and servicing, to determine if such rules will have any long-term impact on its mortgage loan origination and servicing activities. As a result of such rules, the Bank might experience increased compliance costs, loan losses, litigation related expenses and delays in taking title to real estate collateral, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability-to-repay rule upon originating the loan.

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

The Federal Reserve has indicated that it intends to keep interest rates at current low levels at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than half percentage point above the 2% longer-run goal, and longer-term inflation expectations continue to be well-anchored. The Federal Reserve expects these thresholds to last through mid-2015. The continuation of the current low interest rate environment will likely continue to adversely affect the Company’s net interest margin and net interest income for 2013.

Changes in the fair value of securities may reduce stockholders’ equity and net income. At December 31, 2012, the Company maintained a securities portfolio of $547.4 million all of which was classified as available for sale. The estimated fair value of the available for sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available for sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

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

At December 31, 2012, the securities available for sale portfolio included corporate debt securities issued by national and regional banks. The portfolio consisted of eleven $5.0 million issues spread among eight issuers. At December 31, 2012, the securities had a book value of $55.0 million and an estimated fair value of $43.5 million. The Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.

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

In July of 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act is a broad legislative initiative that will significantly change the current bank regulatory structure and affect the operating activities of financial institutions and their holding companies. Under the Dodd-Frank Act the OTS, which had been the primary federal regulator for the Company and the Bank, ceased to exist in July of 2011. At that time the OCC, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts such as the Bank. The FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including the Company. In addition, the Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. On June 29, 2011, the FRB issued a final rule which would cap an issuer’s debit-card interchange base fee at twenty-one cents ($0.21) per transaction and allow an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The rules were effective October 1, 2011. The Bank’s average interchange fee per transaction is thirty-eight cents ($0.38). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from this rule, market forces in future periods, may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2012, the Bank’s revenues from interchange fees increased to $2.4 million, as compared to $2.0 million in 2011. In addition, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012. Basel III was intended to be implemented beginning January 1, 2013 and to be fully phased in on a global basis on January 1, 2019. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of assets used to determine required capital ratios. However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. They did not indicate the likely new effective date.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition and results of operations.

Management is actively reviewing the provisions of the Dodd-Frank Act and Basel III, many of which are to be phased-in over the next several months and years, and assessing the probable impact on operations. However, the ultimate effect of these changes on the financial services industry in general, and the Company in particular, is uncertain at this time.

The foreclosure issues affecting the nation’s largest mortgage loan servicers could impact the Bank’s foreclosure process. Several of the nation’s largest mortgage loan servicers have experienced highly publicized issues with respect to their foreclosure processes. As a result, some of these servicers experienced moratoriums on their foreclosures which have now been lifted and have been the subject of state attorney general scrutiny and consumer lawsuits. The largest mortgage loan servicers have recently reached a settlement with the states. In light of these issues, the Bank has reviewed its foreclosure policies and procedures and has not found it necessary to interrupt any foreclosures. Over the past few years, foreclosure timelines have increased significantly due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases. These delays were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These issues and the potential legal and regulatory responses could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders, including the Bank, which might result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses. The foreclosure process in New Jersey remains protracted which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral.

The Bank’s ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market. Over the past few years, the Federal Reserve has been a consistently large purchaser of U.S. Treasury and GSE-backed mortgage-backed securities. In September 2012, the Federal Open Market Committee announced that these purchases would continue on a monthly basis until certain economic benchmarks are attained. In addition, the Bank has faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The actions of the Federal

Reserve and the GSEs have caused the interest rate for thirty-year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. The Bank expects that one-to-four family mortgage loan prepayments will remain at elevated levels and will continue to outpace the production of loans to be held for portfolio. As a result of these factors, it may be difficult for the Bank to originate mortgage loans and grow the residential mortgage loan portfolio, which could have a materially adverse impact on the Bank’s earnings.

Further downgrades in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and the general economy that are unpredictable. On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. More recently, Moody’s Investors Service (Moody’s) which rates the U.S. as Aaa, announced a negative outlook. Moody’s has stated that government actions are needed to address the budget deficit and create a downward debt trajectory in order to forestall a downgrade to Aa1. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company. These downgrades could adversely affect the market value of such instruments, and could adversely impact the ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. The Company cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

There is no guaranty that the Company will be able to continue to pay a dividend or, if continued, will be able to pay a dividend at the current rate. The Board of Directors of the Company determines at its discretion if, when and the amount of dividends that may be paid on the common stock. In making such determination under the Company’s capital management plan, the Board of Directors takes into account various factors including economic conditions, earnings, liquidity needs, the financial condition of the Company, applicable state law, regulatory requirements and other factors deemed relevant by the Board of Directors. Although the Company has a history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future, particularly in the event of changes in those factors which may affect the Board of Directors’ determination to pay a dividend.

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

Risks associated with system failures, interruptions, or breaches of security could negatively affect earnings. Information technology systems are critical to the Company’s business. Various technology systems are used to manage customer relationships, general ledger, securities investments, deposits and loans. The Company has established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of systems could deter customers from using products and services. Although the Company relies on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect systems from compromises or breaches of security.

In addition, a majority of data processing is outsourced to certain third-party providers. If these third-party providers encounter difficulties, or if there is difficulty communicating with them, the ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage the Company’s reputation and result in a loss of customers and business thereby subjecting the Company to additional regulatory scrutiny, or to litigation and possible financial liability. Any of these events could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s mortgage servicing rights may become impaired which could hurt profits. Mortgage servicing rights are carried at the lower of cost or fair value. Any impairment is recognized as a reduction to servicing fee income. In the event that loan prepayments accelerate due to increased loan refinancing, the fair value of mortgage servicing rights would likely decline.

The value of the Company’s deferred tax asset could be reduced if corporate tax rates in the U.S. are decreased. There have been recent discussions in Congress and by the executive branch regarding potentially decreasing the U.S. corporate tax rate. While the Company may benefit in some respects from any decreases in these corporate tax rates, any reduction in the U.S. corporate tax rate would result in a decrease to the value of the net deferred tax asset, which could negatively affect the Company’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Bank conducts its business through its administrative office, which includes a branch office, and 23 other full service offices located in Ocean, Monmouth and Middlesex Counties, and through a trust and asset management office.

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

Market Information for Common Stock

OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Global Select Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2012 and 2011.

2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$14.56	$14.73	$14.80	$14.78
Low	13.10	13.89	13.50	12.60

2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$14.02	$14.50	$13.84	$13.83
Low	12.68	12.41	11.07	11.42

As of December 31, 2012, the Company had approximately 2,780 shareholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Stock Performance Graph

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index and the SNL Thrift Index for the period December 31, 2007 through December 31, 2012. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

OceanFirst Financial Corp.	100.00	110.18	80.12	95.10	99.99	108.89
Nasdaq Composite Index	100.00	60.02	87.24	103.08	102.26	120.42
SNL Thrift Index	100.00	63.64	59.35	62.01	52.17	63.45

For the years ended December 31, 2012 and 2011, the Company paid an annual cash dividend of $0.48 per share.

On October 31, 2011, the Company announced its intention to repurchase up to 942,306 shares or 5% of its outstanding common stock which was completed during the fourth quarter of 2012. On November 27, 2012, the Company announced its intention to repurchase up to 901,002 shares or 5% of its outstanding common stock as of September 30, 2012. Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	15,000	$14.80	15,000	43,899
November 1, 2012 through November 30, 2012	43,899	13.02	43,899	—
December 1, 2012 through December 31, 2012	66,218	13.70	66,218	834,784

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2012	2011	2010	2009	2008
(dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,269,228	$2,302,094	$2,251,330	$2,030,028	$1,857,946
Investment securities available for sale	213,593	165,279	91,918	37,267	34,364
Federal Home Loan Bank of New York stock	17,061	18,160	16,928	19,434	20,910
Mortgage-backed securities available for sale	333,857	364,931	341,175	213,622	40,801
Loans receivable, net	1,523,200	1,563,019	1,660,788	1,629,284	1,648,378
Mortgage loans held for sale	6,746	9,297	6,674	5,658	3,903
Deposits	1,719,671	1,706,083	1,663,968	1,364,199	1,274,132
Federal Home Loan Bank advances	225,000	266,000	265,000	333,000	359,900
Securities sold under agreements to repurchase and other borrowings	88,291	93,601	95,364	92,073	89,922
Stockholders’ equity	219,792	216,849	201,251	183,536	119,783

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$87,615	$95,387	$101,367	$95,861	$103,405
Interest expense	14,103	18,060	24,253	30,398	45,382

Net interest income	73,512	77,327	77,114	65,463	58,023
Provision for loan losses	7,900	7,750	8,000	5,700	1,775

Net interest income after provision for loan losses	65,612	69,577	69,114	59,763	56,248
Other income	18,226	15,301	15,312	15,589	12,823
Operating expenses	52,891	52,664	53,647	50,544	47,447

Income before provision for income taxes	30,947	32,214	30,779	24,808	21,624
Provision for income taxes	10,927	11,473	10,401	9,155	6,860

Net income	20,020	20,741	20,378	15,653	14,764
Dividends on preferred stock and discount accretion	—	—	—	3,170	—

Net income available to common stockholders	$20,020	$20,741	$20,378	$12,483	$14,764

Basic earnings per share	$1.13	$1.14	$1.12	$.98	$1.27

Diluted earnings per share	$1.12	$1.14	$1.12	$.98	$1.26

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data (1):

Performance Ratios:
Return on average assets	0.87%	0.91%	0.93%	0.82%	0.78%
Return on average stockholders’ equity	9.15	9.88	10.62	9.35	11.98
Stockholders’ equity to total assets	9.69	9.42	8.94	9.04	6.45
Tangible equity to tangible assets	9.69	9.42	8.94	9.04	6.45
Average interest rate spread (2)	3.27	3.48	3.56	3.42	3.00
Net interest margin (3)	3.37	3.59	3.69	3.63	3.24
Average interest-earning assets to average interest-bearing liabilities	115.71	113.15	111.99	112.36	109.47
Operating expenses to average assets	2.31	2.32	2.44	2.66	2.52
Efficiency ratio (4)	57.65	56.86	58.04	62.36	66.97

Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (5)(6)(7)	2.80	2.77	2.23	1.72	0.97
Non-performing assets as a percent of total assets (6)(7)	2.05	2.00	1.77	1.52	0.92
Allowance for loan losses as a percent of total loans receivable (5)(7)(8)	1.32	1.15	1.17	0.89	0.70
Allowance for loan losses as a percent of total non-performing loans (6)(7)(8)	47.29	41.42	52.48	51.99	72.71

Per Share Data:
Cash dividends per common share	$0.48	$0.48	$0.48	$0.80	$0.80
Stockholders’ equity per common share at end of period	12.28	11.61	10.69	9.75	9.69
Tangible stockholders’ equity per common share at end of period	12.28	11.61	10.69	9.75	9.69

Number of full-service customer facilities:	24	24	23	23	23

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.
(2)	The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(5)	Total loans receivable includes loans receivable and loans held for sale.
(6)

Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans.

(7)

As discussed in the section “Allowance for Loan Losses”, during the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate so that losses are charged off in the period the loans are deemed uncollectable rather than when the foreclosure process is completed. The change in the charge-off policy resulted in additional charge-offs in the fourth quarter of 2011 of $5.7 million.

(8)	Allowance for loan losses at December 31, 2012 includes an additional amount of $1.8 million solely related to the impact of superstorm Sandy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”).

The Company conducts business primarily through its ownership of the Bank which operates its administrative/branch office located in Toms River and twenty-three other branch offices. Nineteen of the offices are located in Ocean County, New Jersey, with four branches in Monmouth County and one in Middlesex County. The Bank also operates a trust and asset management office in Manchester, New Jersey.

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

Strategy

The Company operates as a full service community bank, with a strong focus on consumers and businesses in its local markets. The Bank is the oldest and largest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with larger and out-of-market financial service providers through its local focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products.

The Company’s strategy has been to consistently grow profitability while limiting exposure to credit, interest rate and operational risks. To accomplish these objectives, the Bank has sought to (1) grow commercial loans receivable through the offering of commercial lending services to local businesses; (2) grow core deposits (defined as all deposits other than time deposits) through product offerings appealing to a broadened customer base and de novo branch expansion; and (3) increase non-interest income by expanding the menu of fee-based products and services.

With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank assembled an experienced team of business banking professionals responsible for offering commercial loan and deposit services and merchant check card services to local businesses. As a result of this initiative, commercial loans represented 34.4% of the Bank’s total loans at December 31, 2012 as compared to 22.5% at December 31, 2007 and only 3.6% at December 31, 1997. Commercial loan balances increased by $26.5 million, or 5.2%, in 2012, with growth restrained by tepid loan demand in the weak economy. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring.

The Bank seeks to increase core deposit market share in its primary market area by expanding the branch network and improving market penetration. Over the past seventeen years through December 31, 2012, the Bank has opened sixteen branch offices, twelve in Ocean County and four in Monmouth County. The Bank is continually evaluating additional office sites within its existing market area. The Bank currently plans a Spring 2013 opening of a full service Financial Solutions Center in Red Bank, New Jersey offering deposit, lending and asset management services. An additional branch office in Jackson, New Jersey is planned for mid-2013.

Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposit ratio has grown to 86.8% at December 31, 2012 as compared to 64.6% at December 31, 2007 and only 33.0% at December 31, 1997. Core deposits are generally considered a less expensive and more stable funding source than certificates of deposit.

Management continues to diversify the Bank’s product line in order to enhance non-interest income. The Bank offers alternative investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. The products are non-proprietary, sold through a third party vendor, and provide the Bank with fee income opportunities. The alternative investment program utilizes third party financial consultants and licensed bank employees to capture revenue associated with the sale of investment products. The Bank offers trust and asset management services and has also expanded the non-interest income received from business relationships by offering fee based products, including merchant services. As a result of these initiatives, income from fees and service charges has increased to $12.2 million for the year ended December 31, 2012 as compared to $10.6 million for the year ended December 31, 2007 (exclusive of reverse mortgage fees) and only $1.4 million for the year ended December 31, 1997. The Bank also offers reverse mortgage loans which are sold into the secondary market. The gain on sale from selling reverse mortgages is now included in the net gain on sales of loans available for sale.

In addition to the objectives described above, the Company determined to more actively manage its capital position to improve return on equity. In the fourth quarter of 2011, and again in the fourth quarter of 2012, the Company announced its intention to repurchase up to 5% of its outstanding common stock. For the year ended December 31, 2012, the Company repurchased 843,370 shares of common stock for $11.9 million. At December 31, 2012, there were 834,784 shares remaining to be repurchased under the existing stock repurchase plan.

Summary

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. In late 2011 and throughout 2012, the Company’s net interest margin contracted as compared to prior linked periods. Due to the low interest rate environment, high loan refinance volume has caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix has shifted as higher-yielding loans have decreased due to prepayments and the sale of newly originated 30-year fixed-rate one-to-four family loans while lower yielding securities have increased. Based upon current economic conditions, the Federal Reserve has indicated that it intends to keep interest rates at current levels at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than half percentage point above the 2% longer-run goal, and longer-term inflation expectations continue to be well anchored. The Federal Reserve expects these thresholds to last through mid-2015. As a result, management expects the low interest rate environment to continue beyond 2012, causing further pressure on the net interest margin. In addition to the interest rate environment, the Company’s results are affected by national and local economic conditions. Recent economic indicators point to some improvement in the economy, which expanded moderately in 2012, and in overall labor market conditions as the national unemployment rate in 2012 has improved over prior year levels. Despite these signs, the overall economy remains weak and the unemployment rate remains at elevated levels. Housing values remain significantly below their peak levels in 2006. Additionally, on October 29, 2012 the Bank’s primary market area was adversely impacted by superstorm Sandy which may negatively affect real estate market values and borrowers’ ability to repay their obligations. These conditions have generally had an adverse impact on the Company’s results of operations.

Highlights of the Company’s financial results for the year ended December 31, 2012 were as follows:

Total assets decreased to $2.269 billion at December 31, 2012, from $2.302 billion at December 31, 2011. Loans receivable, net decreased $39.8 million, or 2.5%, at December 31, 2012, as compared to December 31, 2011 primarily due to weak commercial loan demand, prepayments resulting from the low interest rate environment and the sale of newly originated 30-year fixed-rate one-to-four family loans. Investment and mortgage-backed securities available for sale collectively increased by $17.2 million, or 3.3%, to $547.4 million at December 31, 2012, from $530.2 million at December 31, 2011.

Deposits increased by $13.6 million, or 0.8%, at December 31, 2012, as compared to December 31, 2011. An increase of $56.3 million in core deposits (i.e. all deposits excluding time deposits) was partly offset by a decline in time deposits, which decreased $42.7 million. At December 31, 2012, core deposits, a key focus for the Company, represented 86.8% of total deposits. Stockholders’ equity increased to $219.8 million at December 31, 2012 as compared to $216.8 million at December 31, 2011 including the repurchase of 843,370 shares of common stock for $11.9 million. At December 31, 2012, there were 834,784 shares remaining to be repurchased under the existing stock repurchase plan.

For the year ended December 31, 2012, net income decreased to $20.0 million, or $1.12 per diluted share, as compared to net income of $20.7 million, or $1.14 per diluted share for the prior year. Net income for the year ended December 31, 2012 was adversely impacted by an additional loan loss provision relating to superstorm Sandy of $1.8 million and by severance and other expenses relating to the departure of the Bank’s former President and Chief Operating Officer of $687,000, net of related expense savings. Excluding these items, earnings per share benefited from a decrease in the provision for loan losses (after excluding the impact of superstorm Sandy), an increase in other income, a decrease in operating expenses (after excluding the severance expense) and a reduction in average shares outstanding.

Net interest income for the year ended December 31, 2012 decreased to $73.5 million, as compared to $77.3 million in the prior year, reflecting a lower net interest margin partly offset by greater average interest-earning assets. The net interest margin decreased to 3.37% for the year ended December 31, 2012 as compared to 3.59% in the prior year.

The provision for loan losses was $7.9 million for the year ended December 31, 2012 as compared to $7.8 million for the prior year, although the 2012 amount included a $1.8 million provision relating to the impact of superstorm Sandy. The Company’s non-performing loans totaled $43.4 million at December 31, 2012, a decrease from $44.0 million at December 31, 2011.

The Company remains well-capitalized with a tangible common equity ratio of 9.69%. Return on average stockholders’ equity was 9.15%, for the year ended December 31, 2012, as compared to 9.88%, for the prior year.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2012 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated and where the Company has not already taken an interim charge-off. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate and collateral dependent residential mortgage loans greater than 90 days delinquent. The specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes. The loan portfolio is further segmented by delinquency status and risk rating. An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually as foreclosure timelines remain at elevated levels. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans 90 days delinquent not secured by real estate, the Bank evaluates the fair value of the collateral and personal guarantees, if any, and identifies an estimated loss for the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent a historical loss rate is determined for each loan segment. To determine the loss rate the Bank utilizes an average of loan losses as a percent of loan principal adjusted for the estimated probability of default. The historical loss rate is adjusted for certain environmental factors including current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit. The Bank also considered the likely adverse impact of superstorm Sandy on historical loss rates. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local trends in economic growth, unemployment and real estate value.

An overwhelming percentage of the Bank’s loan portfolio, 96.2%, is secured by real estate, whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should real estate values decline further or should the markets served continue to experience difficult economic conditions, including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding. See “Risk Factors – A continued downturn in the local economy or in local real estate values could hurt profits” and “Risk Factors – Superstorm Sandy, or other natural disasters or hurricanes, could adversely affect asset quality and earnings.”

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including sustained unemployment, a decline in real estate market values and possible increases in interest rates. Additionally, superstorm Sandy may adversely affect real estate market values and borrowers’ ability to repay their obligations. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

Valuation of Mortgage Servicing Rights (“MSR”)

The estimated origination and servicing costs of mortgage loans sold in which servicing rights are retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates. Impairment of the MSR is assessed on a quarterly basis on the fair value of those rights with any impairment recognized as a component of loan servicing fee income. Impairment is measured by risk strata based on the interest rate of the underlying mortgage loan.

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

Impairment of Securities

On a quarterly basis the Company evaluates whether any securities are other-than-temporarily impaired. In making this determination, the Company considers the extent and duration of the impairment, the nature and financial health of the issuer, the ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value and other factors relevant to specific securities, such as the credit risk of the issuer and whether a guarantee or insurance applies to the security. If a security is determined to be other-than-temporarily impaired, the impairment is charged to income during the period the impairment is found to exist, resulting in a reduction to earnings for that period. During 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000 as compared to no other-than-temporary impairment loss during 2012.

As of December 31, 2012, the Company concluded that any remaining unrealized losses in the securities available for sale portfolios were temporary in nature because they were primarily related to market interest rates, market illiquidity and wider credit spreads for these types of securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that could materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for each of the years ended December 31, 2012, 2011 and 2010. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	Years Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$58,277	$92	0.16%	$34,939	$70	0.20%	$11,252	$28	0.25%
Investment securities (1)	199,013	2,019	1.01	148,055	1,432	0.97	65,595	628	0.96
FHLB-NY stock	17,596	827	4.70	17,984	831	4.62	20,838	1,028	4.93
Mortgage-backed securities (1)	355,818	8,509	2.39	336,807	10,060	2.99	336,286	11,503	3.42
Loans receivable, net (2)	1,551,462	76,168	4.91	1,616,360	82,994	5.13	1,653,367	88,180	5.33

Total interest-earning assets	2,182,166	87,615	4.02	2,154,145	95,387	4.43	2,087,338	101,367	4.86

Non-interest-earning assets	110,537			117,010			113,689

Total assets	$2,292,703			$2,271,155			$2,201,027

Liabilities and Equity:
Interest-bearing liabilities:
Money market deposit accounts	$126,502	361	0.29	$116,295	454	0.39	$104,833	597	0.57
Savings accounts	239,578	359	0.15	221,311	481	0.22	241,762	1,732	0.72
Interest-bearing checking accounts	939,335	2,878	0.31	924,789	4,624	0.50	761,854	6,418	0.84
Time deposits	243,776	3,949	1.62	272,198	4,842	1.78	298,534	5,593	1.87

Total	1,549,191	7,547	0.49	1,534,593	10,401	0.68	1,406,983	14,340	1.02
FHLB advances	239,707	5,495	2.29	270,741	6,572	2.43	358,352	8,629	2.41
Securities sold under agreements to repurchase	69,469	201	0.29	70,982	283	0.40	70,983	434	0.61
Other borrowings	27,500	860	3.13	27,500	804	2.92	27,500	850	3.09

Total interest-bearing liabilities	1,885,867	14,103	0.75	1,903,816	18,060	0.95	1,863,818	24,253	1.30

Non-interest-bearing deposits	170,859			142,478			127,535
Non-interest-bearing liabilities	17,152			14,919			17,764

Total liabilities	2,073,878			2,061,213			2,009,117
Stockholders’ equity	218,825			209,942			191,910

Total liabilities and equity	$2,292,703			$2,271,155			$2,201,027

Net interest income		$73,512			$77,327			$77,114

Net interest rate spread (3)			3.27%			3.48%			3.56%

Net interest margin (4)			3.37%			3.59%			3.69%

Ratio of interest-earning assets to interest-bearing liabilities	115.71%			113.15%			111.99%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$—	$22	$22	$42	$—	$42
Investment securities	524	63	587	797	7	804
FHLB-NY stock	(18)	14	(4)	(135)	(62)	(197)
Mortgage-backed securities	547	(2,098)	(1,551)	18	(1,461)	(1,443)
Loans receivable, net	(3,301)	(3,525)	(6,826)	(1,938)	(3,248)	(5,186)

Total interest-earning assets	(2,248)	(5,524)	(7,772)	(1,216)	(4,764)	(5,980)

Interest-bearing liabilities:
Money market deposit accounts	36	(129)	(93)	60	(203)	(143)
Savings accounts	39	(160)	(121)	(136)	(1,115)	(1,251)
Interest-bearing checking accounts	70	(1,816)	(1,746)	1,171	(2,965)	(1,794)
Time deposits	(480)	(414)	(894)	(486)	(265)	(751)

Total	(335)	(2,519)	(2,854)	609	(4,548)	(3,939)

FHLB advances	(717)	(360)	(1,077)	(2,128)	71	(2,057)
Securities sold under agreements to repurchase	(6)	(76)	(82)	—	(151)	(151)
Other borrowings	—	56	56	—	(46)	(46)

Total interest-bearing liabilities	(1,058)	(2,899)	(3,957)	(1,519)	(4,674)	(6,193)

Net change in net interest income	$(1,190)	$(2,625)	$(3,815)	$303	$(90)	$213

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets at December 31, 2012 were $2.269 billion, a decrease of $32.9 million, compared to $2.302 billion at December 31, 2011.

Cash and due from banks decreased by $15.0 million, to $62.5 million at December 31, 2012, as compared to $77.5 million at December 31, 2011. The cash and due from banks was invested in investment and mortgage-backed securities available for sale, which collectively increased by $17.2 million, to $547.4 million at December 31, 2012, as compared to $530.2 million at December 31, 2011.

Loans receivable, net decreased by $39.8 million, to a balance of $1.523 billion at December 31, 2012, as compared to a balance of $1.563 billion at December 31, 2011, primarily due to prepayments and sale of newly originated 30-year fixed-rate one-to-four family loans. Bank Owned Life Insurance increased by $11.2 million at December 31, 2012, as compared to December 31, 2011, primarily due to an additional $10.0 million investment during the third quarter of 2012.

Total deposits increased $13.6 million, to $1.720 billion at December 31, 2012, from $1.706 billion at December 31, 2011. The mix of deposits changed as core deposits (i.e. all deposits except time deposits) increased $56.3 million, while time deposits decreased $42.7 million. FHLB advances decreased by $41.0 million, to $225.0 million at December 31, 2012, as compared to $266.0 million at December 31, 2011 due to excess liquidity and cash flows from loans receivable.

Stockholders’ equity at December 31, 2012 increased to $219.8 million, as compared to $216.8 million at December 31, 2011, primarily due to net income and a reduction in accumulated other comprehensive gain (loss), partly offset by the cash dividend on common stock and by the repurchase of 843,370 shares of common stock for $11.9 million. At December 31, 2012, there were 834,784 shares remaining to be repurchased under the stock repurchase program adopted in the fourth quarter of 2012.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

General

Net income for the year ended December 31, 2012 totaled $20.0 million, as compared to $20.7 million, for the prior year. Diluted earnings per share was $1.12 for the year ended December 31, 2012, as compared to $1.14 per diluted share for the prior year. Net income for the year ended December 31, 2012 was adversely impacted by the additional loan loss provision relating to superstorm Sandy of $1.8 million or $1.1 million, net of tax benefit. Additionally, net income for the year ended December 31, 2012 was adversely impacted by a non-recurring severance expense relating to the departure of the Bank’s former President and Chief Operating Officer of $687,000, net of related expense savings, or $430,000, net of tax benefit. The net, after tax amount of these two items, reduced diluted earnings per share by $0.09 for the year ended December 31, 2012. Excluding these two items, earnings per share benefited from a decrease in the provision for loan losses (after excluding the impact of superstorm Sandy), an increase in other income, a decrease in operating expenses (after excluding the severance expense) and a reduction in average shares outstanding.

Interest Income

Interest income for the year ended December 31, 2012 was $87.6 million, as compared to $95.4 million for the year ended December 31, 2011. The yield on interest-earning assets declined to 4.02%, for year ended December 31, 2012, as compared to 4.43%, for the prior year. For the year ended December 31, 2012, the yield on loans receivable benefited from commercial loan prepayment fees of $495,000 which increased the yield on interest-earning assets by 2 basis points. Average interest-earning assets increased by $28.0 million, or 1.3%, for the year ended December 31, 2012, as compared to the prior year. The increases in average interest-earning assets were primarily due to the increases in average investment and mortgage-backed securities available for sale, which collectively increased $70.0 million for the year ended December 31, 2012, and the increase in average short-term investments which increased $23.3 million for the year ended December 31, 2012. The growth in interest-earning assets was primarily funded by an increase in average transaction deposits and non-interest-bearing deposits, partly offset by a decrease in average time deposits and borrowed funds.

Interest Expense

Interest expense for the year ended December 31, 2012 was $14.1 million, as compared to $18.1 million for the prior year. The cost of interest-bearing liabilities decreased to 0.75% for the year ended December 31, 2012 as compared to 0.95% in the prior year. Average interest-bearing liabilities decreased by $17.9 million for the year ending December 31, 2012 as compared to the prior year. The change was due to declines in average FHLB borrowings of $31.0 million and average time deposits of $28.4 million partly offset by an increase in average transaction deposits of $43.0 million.

Net Interest Income

Net interest income for the year ending December 31, 2012 decreased to $73.5 million as compared to $77.3 million in the prior year, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.37% for the year ended December 31, 2012, from 3.59% in the prior year due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding short-term investments and investment and mortgage-backed securities available for sale. High loan refinance volume also caused yields on loans and mortgage-backed securities to trend downward.

Provision for Loan Losses

For the year ended December 31, 2012, the provision for loan losses was $7.9 million, as compared to $7.8 million in the prior year. The increase was due to the additional provision of $1.8 million relating to the potential impact of superstorm Sandy. See “Lending Activities – Non-Accrual Loans and OREO.” Excluding this additional provision, the provision for loan losses decreased $1.7 million for the year ended December 31, 2012, partly due to both a reduction in non-performing loans and loans receivable, net at December 31, 2012 as compared to December 31, 2011.

Other Income

Other income increased to $18.2 million for the year ended December 31, 2012, as compared to $15.3 million in the prior year primarily due to an increase in the net gain on the sale of loans, higher fees and service charges and an improvement in the net loss from other real estate operations. For the year ended December 31, 2012, the Company recognized a gain of $226,000 on the sale of equity securities as compared to the recognition of an other-than-temporary impairment loss on equity securities of $148,000 for the year ended December 31, 2011. For the year ended December 31 2012, the net gain on the sale of loans increased $1.0 million, due to an increase in loan sale volume and strong gain on sale margins. However, the increase in the net gain on the sale of loans for the year ended December 31, 2012 was adversely affected by an increase of $750,000 in the reserve for repurchased loans primarily due to an increase in repurchase requests on loans previously sold to investors. For the year ended December 31 2012, fees and service charges increased $723,000, due to increases in trust and bankcard services revenue. Finally, the net loss from other real estate operations improved $613,000 for the year ended December 31, 2012, as compared to the prior year. The prior year amount included write-downs in the value of properties previously acquired.

Operating Expenses

Operating expenses increased by $227,000, to $52.9 million, for the year ended December 31, 2012, as compared to $52.7 million for the prior year. Excluding the $687,000 severance expense included in compensation and employee benefits, net of related expense savings, for the year ended December 31, 2012, operating expenses decreased by $460,000, as compared to the prior year. The decrease for the year ended December 31, 2012 as compared to the prior year was primarily due to lower compensation and employee benefits costs, net of the severance cost, which decreased by $1.2 million, or 4.1%, to $26.9 million for the year ended December 31, 2012. The decrease was partly due to lower incentive plan expense of $640,000 for the year ended December 31, 2012. The decrease also benefited by $611,000 due to the increase in mortgage loan closings from prior year levels. Higher loan closings in the current period increased deferred loan expense, net of sales commissions to mortgage loan representatives, which is reflected as a decrease in compensation expense. Additionally, Federal deposit insurance expense for the year ended December 31, 2012 decreased $440,000 from the prior year due to a lower assessment rate and a change in the assessment methodology from deposit-based to a total liability-based assessment. These changes to Federal deposit insurance affected the expense for the first six months of 2012 as compared to the same prior year period.

Provision for Income Taxes

Income tax expense was $10.9 million for the year ended December 31, 2012, as compared to $11.5 million for the prior year. The effective tax rate was 35.3% for the year ended December 31, 2012, as compared to 35.6% in the prior year.

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

Provision for Loan Losses

For the year ended December 31, 2011, the provision for loan losses was $7.8 million, as compared to $8.0 million for the prior year. Non-performing loans increased $6.5 million, to $44.0 million at December 31, 2011 from $37.5 million at December 31, 2010. The increase was primarily due to the second quarter addition of a $6.4 million loan relationship secured by commercial and residential real estate, all business assets and a personal guarantee. An appraisal performed in May 2011 values the real estate collateral at $8.7 million. Most of the remaining increase in non-performing loans is related to a net increase in non-performing one-to-four family loans of $2.6 million. Loans receivable, net decreased by $97.8 million at December 31, 2011 as compared to December 31, 2010. Net loan charge-offs increased to $9.2 million for the year ended December 31, 2011, as compared to $3.0 million for the prior year. During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter of 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss history as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011. Without the additional charge-offs of $5.7 million recorded in the fourth quarter of 2011, the Company would have reported the following as of and for the year ended December 31, 2011: total charge-offs of $3.6 million; allowance for loan losses of $23.9 million; total non-performing loans of $49.7 million; allowance for loan losses as percent of total loans receivable of 1.50%; allowance for loan losses as percent of total non-performing loans of 48.12%; non-performing loans as a percent of total loans receivable of 3.12%; and non-performing assets as a percent of total assets of 2.24%.

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

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sales of loans, FHLB advances and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including advances from the FHLB and various lines of credit.

At December 31, 2012 and 2011, the Bank had no outstanding overnight borrowings from the FHLB. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances totaled $225.0 million at December 31, 2012, a decrease from $266.0 million at December 31, 2011. Securities sold under agreements to repurchase with retail customers decreased to $60.8 million at December 31, 2012 from $66.1 million at December 31, 2011. Like deposit flows, this funding source is dependent upon demand from the Bank’s customer base.

The Company’s cash needs for the year ended December 31, 2012 were primarily satisfied by principal payments on loans and mortgage backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities available for sale and deposit growth. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities available for sale, the repayment of FHLB borrowings, the repurchase of common stock and the purchase of Bank Owned Life Insurance. For the year ended December 31, 2011 the cash needs of the Company were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and increased deposits. The cash was principally utilized for loan originations and the purchase of investment and mortgage-backed securities available for sale. For both 2012 and 2011, the low interest rate environment during the year accelerated prepayments of loans and mortgage-backed securities which increased the Company’s cash flows.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination and sale of loans. At December 31, 2012, outstanding commitments to originate loans totaled $56.8 million; outstanding unused lines of credit totaled $261.3 million; and outstanding commitments to sell loans totaled $28.7 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $133.7 million at December 31, 2012. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.

The Company has a detailed contingency funding plan and comprehensive reporting of trends on a monthly and quarterly basis which is reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios.

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2012, the Company repurchased 843,370 shares of common stock at a total cost of $11.9 million compared with repurchases of 165,154 shares at a cost of $2.1 million for the year ended December 31, 2011. At December 31, 2012 there were 834,784 shares remaining to be repurchased under the existing stock repurchase program. Cash dividends on common stock declared and paid during the year ended December 31, 2012 were $8.6 million, as compared to $8.8 million the prior year. On January 22, 2013, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend was payable on February 15, 2013 to common stockholders of record at the close of business on February 4, 2013.

The primary sources of liquidity specifically available to the Company are capital distributions from the Bank and the issuance of preferred and common stock and long-term debt. For the year ended December 31, 2012, the

Company received dividend payments of $20.5 million from the Bank. At December 31, 2012, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $12.0 million in dividends from the Bank to the Holding Company over the first three quarters of 2013, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises throughout the period. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2012, OceanFirst Financial Corp. held $20.0 million in cash and $5.3 million in investment securities available for sale.

As of December 31, 2012, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible capital	$215,410	9.49%	$34,034	1.50%
Core capital	215,410	9.49	90,757	4.00
Tier 1 risk-based capital	215,410	14.86	57,996	4.00
Total risk-based capital	233,563	16.11	115,992	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations. See “Regulation and Supervision—Federal Savings Institution Regulation – Capital Requirements.”

At December 31, 2012, the Company maintained tangible common equity of $219.8 million for a tangible common equity to assets ratio of 9.69%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 14 to the Consolidated Financial Statements. The Bank also has outstanding commitments to sell loans amounting to $28.7 million.

The Bank and Columbia have each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Bank or Columbia to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. In the opinion of management, the potential exposure related to the loan sale agreements is adequately provided for in the reserve for repurchased loans included in other liabilities. At December 31, 2012 and 2011 the reserve for repurchased loans amounted to $1.2 million and $705,000, respectively.

The following table shows the contractual obligations of the Bank by expected payment period as of December 31, 2012 (in thousands). Further discussion of these commitments is included in Notes 10 and 14 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$313,291	$126,791	$144,000	$20,000	$22,500
Operating Lease Obligations	22,380	2,054	3,793	3,044	13,489
Purchase Obligations	15,888	3,557	6,657	5,674	—

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

Impact of New Accounting Pronouncements

Accounting Standards Update No. 2013-02, “Comprehensive Income – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012. The adoption of the standard is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-05, “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and did not have a material effect on the Company’s consolidated financial statements. The Company has included a separate Consolidated Statements of Comprehensive Income as part of these financial statements.

Accounting Standards Update No. 2011-04, “Fair Value Measurement, Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). The amendments were effective for interim and annual periods beginning after December 15, 2011. The adoption of this Accounting Standard Update did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”, amends Topic 860 (Transfers and Servicing) where an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based on whether or not the transferor has maintained effective control. In the assessment of effective control, Accounting Standard Update 2011-03 has removed the criteria that requires transferors to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control have not been changed. This guidance was effective for prospective periods beginning on or after December 15, 2011. Early adoption was prohibited. The adoption of this Accounting Standard Update did not have a material effect on the Company’s consolidated financial statements.

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

The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2012, the Company’s one-year gap was positive 0.90% as compared to negative .03% at December 31, 2011. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2012, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 8% and 21% annually. Mortgage-backed securities were projected to prepay at rates between 12% and 28% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 7.6 years, 6.3 years and 4.7 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.

There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2012	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$25,894	$—	$—	$—	$—	$25,894
Investment securities	62,657	41,729	87,185	27,390	4,992	223,953
FHLB stock	—	—	—	—	17,061	17,061
Mortgage-backed securities	69,095	56,906	110,493	64,098	22,822	323,414
Loans receivable (2)	288,936	434,379	431,931	182,089	209,009	1,546,344

Total interest-earning assets	446,582	533,014	629,609	273,577	253,884	2,136,666

Interest-bearing liabilities:
Money market deposit accounts	19,477	9,563	21,073	15,942	52,099	118,154
Savings accounts	34,093	23,467	48,249	36,520	113,706	256,035
Interest-bearing checking accounts	528,274	62,469	115,089	94,508	139,850	940,190
Time deposits	65,426	68,289	41,567	44,804	6,132	226,218
FHLB advances	—	66,000	139,000	20,000	—	225,000
Securities sold under agreements to repurchase and other borrowings	83,291	—	5,000	—	—	88,291

Total interest-bearing liabilities	730,561	229,788	369,978	211,774	311,787	1,853,888

Interest sensitivity gap (3)	$(283,979)	$303,226	$259,631	$61,803	$(57,903)	$282,778

Cumulative interest sensitivity gap	$(283,979)	$19,247	$278,878	$340,681	$282,778	$282,778

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(13.29)%	0.90%	13.05%	15.94%	13.23%	13.23%

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

Another method of analyzing an institution’s exposure to IRR is by measuring the change in the institution’s net portfolio value (“NPV”) and net interest income under various interest rate scenarios. NPV is the difference between the net present value of assets, liabilities and off-balance sheet contracts. The NPV ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company’s interest rate sensitivity is monitored by management through the use of an IRR model which measures IRR by modeling the change in NPV and net interest income over a range of interest rate scenarios. The following table sets forth the Company’s NPV and net interest income projections as of December 31, 2012 and 2011 (in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2012						December 31, 2011
Change in Interest Rates in Basis Points	Net Portfolio Value			Net Interest Income		Change in Interest Rates in Basis Points	Net Portfolio Value			Net Interest Income
(Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	(Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change
300	$248,847	(2.0)%	11.5%	$64,291	(4.3)%	300	$238,057	(4.8)%	10.9%	$65,048	(11.1)%
200	260,055	2.4	11.7	66,484	(1.0)	200	252,307	0.9	11.2	68,659	(6.2)
100	263,429	3.7	11.6	67,311	0.2	100	261,068	4.4	11.4	71,441	(2.4)
Static	254,020	—	11.0	67,163	—	Static	250,109	—	10.7	73,189	—
(100)	206,602	(18.7)	8.8	62,877	(6.4)	(100)	204,786	(18.1)	8.7	67,900	(7.2)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OceanFirst Financial Corp. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited OceanFirst Financial Corp.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OceanFirst Financial Corp. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2013

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
Assets

Cash and due from banks	$62,544	$77,527
Investment securities available for sale (encumbered $161,725 at December 31, 2012 and $64,219 at December 31, 2011) (notes 3, 10, 11 and 15)	213,593	165,279
Federal Home Loan Bank of New York stock, at cost (note 10)	17,061	18,160
Mortgage-backed securities available for sale (encumbered $295,306 at December 31, 2012 and $339,504 at December 31, 2011) (notes 4, 10, 11 and 15)	333,857	364,931
Loans receivable, net (notes 5, 10 and 14)	1,523,200	1,563,019
Mortgage loans held for sale	6,746	9,297
Interest and dividends receivable (note 7)	5,976	6,432
Other real estate owned, net	3,210	1,970
Premises and equipment, net (note 8)	22,233	22,259
Servicing asset (note 6)	4,568	4,836
Bank Owned Life Insurance	53,167	41,987
Other assets (note 11)	23,073	26,397

Total assets	$2,269,228	$2,302,094

Liabilities and Stockholders’ Equity

Deposits (note 9)	$1,719,671	$1,706,083
Securities sold under agreements to repurchase with retail customers (note 10)	60,791	66,101
Federal Home Loan Bank advances (note 10)	225,000	266,000
Other borrowings (note 10)	27,500	27,500
Due to brokers	—	5,186
Advances by borrowers for taxes and insurance	7,386	7,113
Other liabilities (note 14)	9,088	7,262

Total liabilities	2,049,436	2,085,245

Commitments and contingencies (note 14)
Stockholders’ equity: (notes 2, 11, 12, 13 and 18)
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,894,929 and 18,682,568 shares outstanding at December 31, 2012 and December 31, 2011, respectively	336	336
Additional paid-in capital	262,704	262,812
Retained earnings	198,109	186,666
Accumulated other comprehensive gain (loss)	49	(2,468)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,904)	(4,193)
Treasury stock, 15,671,843 and 14,884,204 shares at December 31, 2012 and December 31, 2011, respectively	(237,502)	(226,304)
Common stock acquired by Deferred Compensation Plan	(647)	(871)
Deferred Compensation Plan Liability	647	871

Total stockholders’ equity	219,792	216,849

Total liabilities and stockholders’ equity	$2,269,228	$2,302,094

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010

Interest income:
Loans	$76,168	$82,994	$88,180
Mortgage-backed securities	8,509	10,060	11,503
Investment securities and other	2,938	2,333	1,684

Total interest income	87,615	95,387	101,367

Interest expense:
Deposits (note 9)	7,547	10,401	14,340
Borrowed funds (note 10)	6,556	7,659	9,913

Total interest expense	14,103	18,060	24,253

Net interest income	73,512	77,327	77,114

Provision for loan losses (note 5)	7,900	7,750	8,000

Net interest income after provision for loan losses	65,612	69,577	69,114

Other income:
Loan servicing income (note 6)	538	427	292
Fees and service charges	12,154	11,431	11,214
Net gain on sales and other than temporary impairment loss on investment securities available for sale (note 3)	226	(148)	—
Net gain on sales of loans available for sale (note 14)	3,968	3,002	3,657
Income from Bank Owned Life Insurance	1,338	1,172	845
Net loss from other real estate operations	(10)	(623)	(701)
Other	12	40	5

Total other income	18,226	15,301	15,312

Operating expenses:
Compensation and employee benefits (notes 1 and 12)	27,610	28,077	28,148
Occupancy (note 14)	5,074	5,066	5,501
Equipment	2,632	2,436	2,196
Marketing	1,633	1,766	1,745
Federal deposit insurance	2,113	2,553	2,705
Data processing	3,632	3,593	3,426
Professional fees	2,546	1,931	2,352
Check card processing	1,455	1,197	1,250
Other operating expense	6,196	6,045	6,324

Total operating expenses	52,891	52,664	53,647

Income before provision for income taxes	30,947	32,214	30,779
Provision for income taxes (note 11)	10,927	11,473	10,401

Net income	$20,020	$20,741	$20,378

Basic earnings per share	$1.13	$1.14	$1.12

Diluted earnings per share	$1.12	$1.14	$1.12

Average basic shares outstanding (note 1)	17,730	18,191	18,142

Average diluted shares outstanding (note 1)	17,829	18,240	18,191

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$20,020	$20,741	$20,378
Other comprehensive income:
Unrealized gain on securities (net of tax expense of $1,831, $2,075 and $3,478 for the years ended December 31, 2012, 2011 and 2010, respectively)	2,651	3,004	5,193
Reclassification adjustment for (gains) losses included in net income (net of tax expense of $92 in 2012 and tax benefit of $60 in 2011)	(134)	88	—

Total comprehensive income	$22,537	$23,833	$25,571

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts)

Years Ended December 31, 2012, 2011 and 2010

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2009	$—	$336	$260,130	$163,063	$(10,753)	$(4,776)	$(224,464)	$(986)	$986	$183,536

Net income	—	—	—	20,378	—	—	—	—	—	20,378
Unrealized gain on securities (net of tax expense $3,478)	—	—	—	—	5,193	—	—	—	—	5,193
Redemption of warrants	—	—	(431)	—	—	—	—	—	—	(431)
Expenses of common stock offering	—	—	(108)	—	—	—	—	—	—	(108)
Stock awards	—	—	1,047	—	—	—	—	—	—	1,047
Tax expense of stock plans	—	—	(23)	—	—	—	—	—	—	(23)
Allocation of ESOP stock	—	—	124	—	—	292	—	—	—	416
Cash dividend – $0.48 per share	—	—	—	(8,764)	—	—	—	—	—	(8,764)
Exercise of stock options	—	—	—	—	—	—	7	—	—	7
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	40	(40)	—

Balance at December 31, 2010	—	336	260,739	174,677	(5,560)	(4,484)	(224,457)	(946)	946	201,251

Net income	—	—	—	20,741	—	—	—	—	—	20,741
Unrealized gain on securities (net of tax expense $2,135)	—	—	—	—	3,092	—	—	—	—	3,092
Stock awards	—	—	904	—	—	—	—	—	—	904
Tax benefit of stock plans	—	—	1,303	—	—	—	—	—	—	1,303
Treasury stock allocated to restricted stock plan	—	—	(293)	38	—	—	255	—	—	—
Allocation of ESOP stock	—	—	159	—	—	291	—	—	—	450
Cash dividend – $0.48 per share	—	—	—	(8,789)	—	—	—	—	—	(8,789)
Exercise of stock options	—	—	—	(1)	—	—	45	—	—	44
Purchase of 165,154 shares of common Stock	—	—	—	—	—	—	(2,147)	—	—	(2,147)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	75	(75)	—

Balance at December 31, 2011	—	336	262,812	186,666	(2,468)	(4,193)	(226,304)	(871)	871	216,849

Net income	—	—	—	20,020	—	—	—	—	—	20,020
Unrealized gain on securities (net of tax expense $1,739)	—	—	—	—	2,517	—	—	—	—	2,517
Stock awards	—	—	591	—	—	—	—	—	—	591
Tax expense of stock plans	—	—	(608)	—	—	—	—	—	—	(608)
Treasury stock allocated to restricted stock plan	—	—	(282)	42	—	—	240	—	—	—
Allocation of ESOP stock	—	—	191	—	—	289	—	—	—	480
Cash dividend – $0.48 per share	—	—	—	(8,579)	—	—	—	—	—	(8,579)
Exercise of stock options	—	—	—	(40)	—	—	459	—	—	419
Purchase of 843,370 shares of common stock	—	—	—	—	—	—	(11,897)	—	—	(11,897)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	224	(224)	—

Balance at December 31, 2012	$—	$336	$262,704	$198,109	$49	$(3,904)	$(237,502)	$(647)	$647	$219,792

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$20,020	$20,741	$20,378

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,626	2,454	2,154
Allocation of ESOP stock	480	450	416
Stock awards	591	904	1,047
Amortization of servicing asset	1,633	1,853	2,018
Net premium amortization in excess of discount accretion on securities	3,466	2,366	1,804
Net premium amortization of deferred fees and discounts on loans	819	812	998
Provision for loan losses	7,900	7,750	8,000
Provision for repurchased loans	750	—	—
Deferred tax benefit	(892)	(699)	(4,550)
Net (gain) loss from sale of premises and equipment	—	(16)	9
Net (gain) loss on sales of other real estate owned	(295)	278	476
Net gain on sales of loans	(4,718)	(3,002)	(3,657)
Net gain on sales of and other than temporary impairment loss on investment securities available for sale	(226)	148	—
Proceeds from sales of mortgage loans held for sale	176,903	135,705	166,820
Mortgage loans originated for sale	(170,999)	(136,362)	(165,335)
Purchase of Bank Owned Life Insurance	(10,000)	—	—
Proceeds from Bank Owned Life Insurance	158	—	—
Increase in value of Bank Owned Life Insurance	(1,338)	(1,172)	(845)
Decrease (increase) in interest and dividends receivable	456	14	(387)
Decrease (increase) in other assets	2,478	(3,138)	878
Increase (decrease) in other liabilities	1,076	(11,536)	9,717

Total adjustments	10,868	(3,191)	19,563

Net cash provided by operating activities	30,888	17,550	39,941

Cash flows from investing activities:
Net decrease (increase) in loans receivable	27,050	86,290	(41,945)
Proceeds from sales of investment securities available for sale	1,221	—	—
Purchase of investment securities available for sale	(74,390)	(74,011)	(52,959)
Purchase of mortgage-backed securities available for sale	(94,663)	(101,560)	(233,685)
Proceeds from maturities of investment securities available for sale	28,049	514	1,600
Principal repayments on mortgage-backed securities available for sale	118,372	85,839	69,024
Decrease (increase) in Federal Home Loan Bank of New York stock	1,099	(1,232)	2,506
Net proceeds from sale and acquisition of other real estate owned	3,105	2,964	1,285
Proceeds from sale of premises and equipment	—	16	—
Purchases of premises and equipment	(2,600)	(2,227)	(2,563)

Net cash provided by (used in) investing activities	7,243	(3,407)	(256,737)

Cash flows from financing activities:
Increase in deposits	13,588	42,115	299,769
Decrease in short-term borrowings	(5,310)	(1,763)	(133,709)
Proceeds from Federal Home Loan Bank advances	—	55,000	154,000
Repayments of Federal Home Loan Bank advances	(41,000)	(54,000)	(85,000)
Increase (decrease) in advances by borrowers for taxes and insurance	273	166	(506)
Tax (expense) benefit of stock plans	(608)	1,303	(23)
Exercise of stock options Purchase of treasury stock	419 (11,897)	44 (2,147)	7 —
Dividends paid – common stock	(8,579)	(8,789)	(8,764)
Redemption of warrants	—	—	(431)
Expenses from common stock issuance	—	—	(108)

Net cash (used in) provided by financing activities	(53,114)	31,929	225,235

Net (decrease) increase in cash and due from banks	(14,983)	46,072	8,439
Cash and due from banks at beginning of year	77,527	31,455	23,016

Cash and due from banks at end of year	$62,544	$77,527	$31,455

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,151	$18,464	$24,279
Income taxes	9,018	18,210	10,509
Non-cash investing activities:
Loans charged-off, net	5,620	9,220	3,023
Transfer of loans receivable to other real estate owned	4,050	2,917	1,443

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the accompanying consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the reserve for repurchased loans, the valuation of mortgage servicing rights and the evaluation of securities for other-than-temporary impairment. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. The economic downturn, decline in consumer spending, declining real estate values and the impact of superstorm Sandy have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated and where the Company has not already taken an interim charge-off. These are generally loans which are secured by real estate. The Bank obtains an updated appraisal for all impaired loans secured by real estate and collateral dependent residential mortgage loans greater than 90 days delinquent. The appraisal is subsequently updated annually if the loan remains delinquent for an extended period. The specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-off, and the fair value of the collateral, less estimated disposal costs. A general allowance is determined for all other classified and non-classified loans. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class
Residential real estate:	–	Loans originated by Bank
	–	Loans originated by mortgage company
	–	Loans originated by mortgage company – non-prime
	–	Residential construction
Commercial real estate:	–	Commercial
	–	Construction and land
Consumer:	–	Consumer
Commercial:	–	Commercial

The mortgage company was shuttered by the Bank in 2007.

The loan portfolio is further segmented by delinquency status and risk rating (special mention, substandard and doubtful). An estimated loss factor is then applied to each risk tranche. If a loan secured by real estate becomes 90 days delinquent, the Bank obtains an updated appraisal which is subsequently updated annually as foreclosure timelines remain at elevated levels. For these loans, the estimated loss represents the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans 90 days delinquent not secured by real estate, the Bank evaluates the fair value of the collateral and the personal guarantees, if any, and identifies an estimated loss for the difference between the Bank’s recorded investment in the loan and the fair value of the collateral, less estimated selling costs. For loans which are not 90 days delinquent, a historical loss rate is determined for each loan segment. To determine the loss rate, the Bank utilizes an average of loan losses as a percent of loan principal adjusted for the estimated probability of default. The historical loss rate is adjusted for certain environmental factors including current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit. The Bank also considered the likely adverse impact of superstorm Sandy on historical loss rates. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local trends in economic growth, unemployment and real estate values.

During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter of 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss experience as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011 or previous periods.

An overwhelming percentage of the Bank’s loan portfolio, 96.2%, is secured by real estate whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including elevated levels of unemployment, a further decline in real estate market values and possible increases in interest rates. Additionally, superstorm Sandy may adversely affect real estate market values and borrowers’ ability to repay their obligations. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

Mortgage Servicing Rights, or MSR

The Company recognizes as a separate asset the rights to service mortgage loans, whether those rights are acquired through purchase or loan origination activities. MSR are amortized in proportion to and over the estimated period of net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates. Impairment of the MSR is assessed on a quarterly basis on the fair value of those rights with any impairment recognized as a component of loan servicing fee income. Impairment is measured by risk strata based on the interest rate of the underlying mortgage loans. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

Other Real Estate Owned

Other real estate owned is carried at the lower of cost or fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, gains and losses realized from the sales of other real estate owned and subsequent write-downs are recorded as incurred.

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

Impact of New Accounting Pronouncements

Accounting Standards Update No. 2013-02, “Comprehensive Income – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012. The adoption of the standard is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-05, “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and did not have a material effect on the Company’s consolidated financial statements. The Company has included a separate Consolidated Statements of Comprehensive Income as part of these financial statements.

Accounting Standards Update No. 2011-04, “Fair Value Measurement, Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The amendments were effective for interim and annual periods beginning after December 15, 2011. The adoption of this Accounting Standard Update did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”, amends Topic 860 (Transfers and Servicing) where an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based on whether or not the transferor has maintained effective control. In the assessment of effective control, Accounting Standard Update 2011-03 has removed the criteria that requires transferors to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control have not been changed. This guidance was effective for prospective periods beginning on or after December 15, 2011. Early adoption was prohibited. The adoption of this Accounting Standard Update did not have a material effect on the Company’s consolidated financial statements.

Stock-based Compensation

The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $442,000, $549,000, and $578,000, respectively, of expense for stock option grants for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, the Company had $1.2 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 2.5 years.

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2012	2011	2010

Risk-free interest rate	1.40%	3.08%	3.36%
Expected option life	7 years	7 years	7 years
Expected volatility	29%	29%	28%
Expected dividend yield	3.47%	3.46%	4.80%
Weighted average fair value of an option share granted during the year	$2.69	$3.14	$1.84
Intrinsic value of options exercised during the year (in thousands)	106	10	—

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

Exit Activities

During 2007, the Bank exited the mortgage banking business operated by Columbia. All loan origination activity was ceased, although the Bank retained Columbia’s loan servicing portfolio. The exit was due to the significant operating losses incurred by Columbia in the fourth quarter of 2006 and the first quarter of 2007 and was completed prior to the end of 2007. Occupancy expenses for the year ended December 31, 2011 include a benefit of $184,000 for lease termination costs related to the exit activities.

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

The following reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010

Weighted average shares outstanding	18,303	18,828	18,822
Less: Unallocated ESOP shares	(480)	(514)	(549)
Unallocated Incentive award shares and shares held by deferred compensation plan	(93)	(123)	(131)

Average basic shares outstanding	17,730	18,191	18,142
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	99	49	49

Average diluted shares outstanding	17,829	18,240	18,191

For the years ended December 31, 2012, 2011 and 2010, 1,253,000, 2,047,000 and 1,854,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

(2) Regulatory Matters

Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2012, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Core capital to risk weighted assets of 4.0%; and, a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under the regulatory framework for prompt corrective action, federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally an institution is considered well capitalized if it has a Tier 1 ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2012 and 2011, the Bank was considered well-capitalized.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution (in thousands).

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital	$215,410	9.49%	$34,034	1.5%	$—	—%
Core capital	215,410	9.49	90,757	4.0	113,446	5.0
Tier 1 risk-based capital	215,410	14.86	57,996	4.0	86,994	6.0
Total risk-based capital	233,563	16.11	115,992	8.0	144,991	10.0

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital	$217,022	9.41%	$34,593	1.5%	$—	—%
Core capital	217,022	9.41	92,247	4.0	115,309	5.0
Tier 1 risk-based capital	217,022	15.42	56,298	4.0	84,446	6.0
Total risk-based capital	230,825	16.40	112,595	8.0	140,744	10.0

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

(3) Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$138,105	$945	$—	$139,050
State and municipal obligations	25,856	5	(81)	25,780
Corporate debt securities	55,000	—	(11,530)	43,470
Equity investments	4,992	424	(123)	5,293

	$223,953	$1,374	$(11,734)	$213,593

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$102,059	$760	$(43)	$102,776
State and municipal obligations	18,526	26	(8)	18,544
Corporate debt securities	55,000	—	(15,551)	39,449
Equity investments	4,294	250	(34)	4,510

	$179,879	$1,036	$(15,636)	$165,279

There was a realized gain on the sale of investment securities available for sale of $226,000 in 2012 as compared to no realized gains in 2011 and 2010. There were no realized losses during 2012, 2011 or 2010 on the sale of investment securities available for sale. During 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000, as compared to no other-than-temporary impairment loss during 2012 and 2010.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at December 31, 2012 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2012, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $43.5 million, respectively, were callable prior to the maturity date.

	Amortized Cost	Estimated Market Value

Less than one year	$49,386	$49,670
Due after one year through five years	114,575	115,160
Due after five years through ten years	—	—
Due after ten years	55,000	43,470

	$218,961	$208,300

The estimated market value of investment securities pledged as required security for deposits and for other purposes required by law amounted to $161,725,000 and $64,219,000 at December 31, 2012 and 2011, respectively.

The estimated market value and unrealized loss for investment securities available for sale at December 31, 2012 and 2011, segregated by the duration of the unrealized loss are as follows (in thousands):

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
State and Municipal obligations	$15,918	$(81)	$—	$—	$15,918	$(81)
Corporate debt securities	—	—	43,470	(11,530)	43,470	(11,530)
Equity investments	1,264	(123)	—	—	1,264	(123)

	$17,182	$(204)	$43,470	$(11,530)	$60,652	$(11,734)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Agency obligations	$20,791	$(43)	$—	$—	$20,791	$(43)
State and Municipal obligations	421	(1)	1,935	(7)	2,356	(8)
Corporate debt securities	—	—	39,449	(15,551)	39,449	(15,551)
Equity investments	1,465	(34)	—	—	1,465	(34)

	$22,677	$(78)	$41,384	$(15,558)	$64,061	$(15,636)

At December 31, 2012, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/ S&P

BankAmerica Capital	$15,000	$11,441	Ba2/BB+
Chase Capital	10,000	8,224	Baa2/BBB
Wells Fargo Capital	5,000	4,188	A3/A-
Huntington Capital	5,000	3,579	Baa3/BB+
Keycorp Capital	5,000	3,953	Baa3/BBB-
PNC Capital	5,000	4,187	Baa2/BBB
State Street Capital	5,000	3,986	A3/BBB+
SunTrust Capital	5,000	3,912	Baa3/BB+

	$55,000	$43,470

At December 31, 2012, the market value of each corporate debt security was below cost. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba2 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required credit spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at December 31, 2012. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Recently, credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements for the foreseeable future. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

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

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio from the 2008 lows, the capital position of the issuers and the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at December 31, 2012.

(4) Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FHLMC	$118,294	$1,284	$(53)	$119,525
FNMA	204,296	9,017	(11)	213,302
GNMA	824	206	—	1,030

	$323,414	$10,507	$(64)	$333,857

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FHLMC	$74,155	$950	$(48)	$75,057
FNMA	279,414	9,369	(21)	288,762
GNMA	935	177	—	1,112

	$354,504	$10,496	$(69)	$364,931

There were no gains or losses realized on the sale of mortgage-backed securities available for sale during 2012, 2011 or 2010.

The contractual maturities of mortgage-backed securities available for sale are generally 15 years or longer at purchase; however, the effective lives are expected to be shorter due to principal prepayments. Due to the low interest rate environment prepayment levels accelerated in 2012 and 2011.

The estimated market value (carrying amount) of mortgage-backed securities pledged as required security for deposits and for other purposes required by law amounted to $215,481,000 and $264,323,000 at December 31, 2012 and 2011, respectively. The estimated market value of mortgage-backed securities pledged as collateral for reverse repurchase agreements amounted to $79,825,000 and $75,181,000 at December 31, 2012 and 2011, respectively.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at December 31, 2012 and 2011, segregated by the duration of the unrealized loss are as follows (in thousands):

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

FHLMC	$16,186	$(53)	$—	$—	$16,186	$(53)
FNMA	4,871	(11)	—	—	4,871	(11)

	$21,057	$(64)	$—	$—	$21,057	$(64)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

FHLMC	$24,662	$(48)	$—	$—	$24,662	$(48)
FNMA	15,348	(21)	—	—	15,348	(21)

	$40,010	$(69)	$—	$—	$40,010	$(69)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on these available for sale securities were only temporarily impaired at December 31, 2012.

(5) Loans Receivable, Net

A summary of loans receivable at December 31, 2012 and 2011 follows (in thousands):

	December 31,
	2012	2011
Real estate mortgage:
One-to-four family	$802,959	$873,253
Commercial real estate, multi-family and land	475,155	460,725
Residential construction	9,013	6,657

	1,287,127	1,340,635
Consumer	198,143	192,918
Commercial	57,967	45,889

Total loans	1,543,237	1,579,442

Loans in process	(3,639)	(2,559)
Deferred origination costs, net	4,112	4,366
Allowance for loan losses	(20,510)	(18,230)

	(20,037)	(16,423)

	$1,523,200	$1,563,019

At December 31, 2012, 2011 and 2010 loans in the amount of $43,374,000, $44,008,000 and $37,537,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2012, the impaired loan portfolio totaled $37,546,000 for which there was a specific allocation in the allowance for loan losses of $2,554,000. At December 31, 2011, the impaired loan portfolio totaled $28,491,000 for which there was a specific allocation in the allowance for loan losses of $2,165,000. The average balance of impaired loans for the years ended December 31, 2012, 2011 and 2010 was $36,574,000, $25,472,000 and $16,342,000, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $2,432,000, $2,125,000 and $1,467,000 of interest income for the years ended December 31, 2012, 2011 and 2010, respectively, would have been recorded. At December 31, 2012, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

An analysis of the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010

Balance at beginning of year	$18,230	$19,700	$14,723
Provision charged to operations	7,900	7,750	8,000
Charge-offs	(7,084)	(9,249)	(3,276)
Recoveries	1,464	29	253

Balance at end of year	$20,510	$18,230	$19,700

The following table presents an analysis of the allowance for loan losses for the year ended December 31, 2012, the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the year ended December 31, 2012
Allowance for loan losses:
Balance at beginning of year	$5,370	$8,474	$1,461	$900	$2,025	$18,230
Provision (benefit) charged to operations	4,038	293	2,972	(98)	695	7,900
Charge-offs	(4,679)	(47)	(2,282)	(76)	—	(7,084)
Recoveries	512	217	113	622	—	1,464

Balance at end of year	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510

For the year ended December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$5,977	$6,837	$3,264	$962	$2,660	$19,700
Provision (benefit) charged to operations	4,025	3,938	177	245	(635)	7,750
Charge-offs	(4,643)	(2,301)	(1,982)	(323)	—	(9,249)
Recoveries	11	—	2	16	—	29

Balance at end of year	$5,370	$8,474	$1,461	$900	$2,025	$18,230

December 31, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$179	$1,834	$541	$—	$—	$2,554
Collectively evaluated for impairment	5,062	7,103	1,723	1,348	2,720	17,956

Total ending allowance balance	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510

Loans:
Loans individually evaluated for impairment	$22,427	$12,116	$2,712	$291	$—	$37,546
Loans collectively evaluated for impairment	789,545	463,039	195,431	57,676	—	1,505,691

Total ending loan balance	$811,972	$475,155	$198,143	$57,967	$—	$1,543,237

December 31, 2011
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$45	$1,978	$142	$—	$—	$2,165
Collectively evaluated for impairment	5,325	6,496	1,319	900	2,025	16,065

Total ending allowance balance	$5,370	$8,474	$1,461	$900	$2,025	$18,230

Loans:
Loans individually evaluated for impairment	$16,902	$10,178	$859	$552	$—	$28,491
Loans collectively evaluated for impairment	863,008	450,547	192,059	45,337	—	1,550,951

Total ending loan balance	$879,910	$460,725	$192,918	$45,889	$—	$1,579,442

A summary of impaired loans at December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Year-end impaired loans with no allocated allowance for loan losses	$25,513	$19,186
Year-end impaired loans with allocated allowance for loan losses	12,033	9,305

	$37,546	$28,491

Amount of the allowance for loan losses allocated	$2,554	$2,165

At December 31, 2012, impaired loans include troubled debt restructuring loans of $35,893,000 of which $17,733,000 were performing in accordance with their restructured terms and were accruing interest. At December 31, 2011, impaired loans include troubled debt restructuring loans of $27,609,000 of which $13,118,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2012
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,200	$10,956	$—
Originated by mortgage company	7,210	7,061	—
Originated by mortgage company-non-prime	2,335	2,251	—
Commercial real estate:
Commercial	2,722	2,691	—
Construction and land	482	482	—
Consumer	1,956	1,781	—
Commercial	291	291	—

	$26,196	$25,513	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$1,761	$1,755	$142
Originated by mortgage company	404	404	37
Originated by mortgage company-non-prime	—	—	—
Commercial real estate:
Commercial	9,022	8,943	1,834
Construction and land	—	—	—
Consumer	934	931	541
Commercial	—	—	—

	$12,121	$12,033	$2,554

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2011
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,491	$9,247	$—
Originated by mortgage company	4,803	4,771	—
Originated by mortgage company-non-prime	2,794	2,494	—
Commercial real estate:
Commercial	1,438	1,405	—
Construction and land	—	—	—
Consumer	742	717	—
Commercial	558	552	—

	$19,826	$19,186	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$—	$—	$—
Originated by mortgage company	402	390	45
Originated by mortgage company-non-prime	—	—	—
Commercial real estate:
Commercial	9,105	8,773	1,978
Construction and land	—	—	—
Consumer	142	142	142
Commercial	—	—	—

	$9,649	$9,305	$2,165

	For the years ended of December 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,962	$468	$9,170	$383
Originated by mortgage company	6,936	261	4,468	218
Originated by mortgage company – non-prime	2,415	7	2,468	1
Commercial real estate:
Commercial	2,555	142	1,554	35
Construction and land	121	—	—	—
Consumer	1,753	60	652	34
Commercial	294	11	289	8

	$25,036	$949	$18,601	$679

With an allowance recorded:
Residential real estate:
Originated by Bank	$1,759	$111	$—	$—
Originated by mortgage company	404	14	321	13
Originated by mortgage company – non-prime	—	—	—	—
Commercial real estate:
Commercial	8,551	314	5,633	96
Construction and land	—	—	856	—
Consumer	824	52	61	6
Commercial	—	—	—	—

	$11,538	$491	$6,871	$115

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Residential real estate:
Originated by Bank	$13,156	$15,874
Originated by mortgage company	10,477	9,768
Originated by mortgage company – non-prime	2,888	3,551
Residential construction	—	43
Commercial real estate:
Commercial	11,085	10,552
Construction and land	482	—
Consumer	4,540	3,653
Commercial	746	567

	$43,374	$44,008

As used in these footnotes, loans “Originated by mortgage company” are mortgage loans originated under the Bank’s underwriting guidelines by the Bank’s shuttered mortgage company, and retained as part of the Bank’s mortgage portfolio. These loans have significantly higher delinquency rates than similar loans originated by the Bank. Loans “Originated by mortgage company – non-prime” are subprime or Alt-A loans which were originated for sale into the secondary market by the Bank’s shuttered mortgage company.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Residential real estate:
Originated by Bank	$5,863	$782	$10,624	$17,269	$666,833	$684,102
Originated by mortgage company	2,870	7	10,294	13,171	101,437	114,608
Originated by mortgage company - non-prime	431	47	2,369	2,847	1,402	4,249
Residential construction	—	—	—	—	9,013	9,013
Commercial real estate:
Commercial	2,422	608	2,863	5,893	457,394	463,287
Construction and land	—	—	482	482	11,386	11,868
Consumer	719	576	4,457	5,752	192,391	198,143
Commercial	—	—	112	112	57,855	57,967

	$12,305	$2,020	$31,201	$45,526	$1,497,711	$1,543,237

December 31, 2011
Residential real estate:
Originated by Bank	$6,449	$2,024	$14,491	$22,964	$704,925	$727,889
Originated by mortgage company	4,265	1,228	8,710	14,203	126,288	140,491
Originated by mortgage company - non-prime	59	—	3,551	3,610	1,263	4,873
Residential construction	—	—	43	43	6,614	6,657
Commercial real estate:
Commercial	7	746	373	1,126	442,322	443,448
Construction and land	—	—	—	—	17,277	17,277
Consumer	2,375	312	3,127	5,814	187,104	192,918
Commercial	—	—	15	15	45,874	45,889

	$13,155	$4,310	$30,310	$47,775	$1,531,667	$1,579,442

The Company categorizes all commercial and commercial real estate loans, except for small business loans, into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial real estate:
Commercial	$429,393	$1,775	$31,275	$844	$463,287
Construction and land	10,880	506	482	—	11,868
Commercial	57,341	—	391	235	57,967

	$497,614	$2,281	$32,148	$1,079	$533,122

December 31, 2011
Commercial real estate:
Commercial	$416,706	$2,329	$24,413	$—	$443,448
Construction and land	15,079	2,198	—	—	17,277
Commercial	41,589	—	4,232	68	45,889

	$473,374	$4,527	$28,645	$68	$506,614

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2012 and 2011 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
December 31, 2012
Performing	$670,946	$104,131	$1,361	$9,013	$193,603
Non-performing	13,156	10,477	2,888	—	4,540

	$684,102	$114,608	$4,249	$9,013	$198,143

December 31, 2011
Performing	$712,015	$130,723	$1,322	$6,614	$189,265
Non-performing	15,874	9,768	3,551	43	3,653

	$727,889	$140,491	$4,873	$6,657	$192,918

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at December 31, 2012, 2011 and 2010 were $18,160,000, $14,491,000 and $3,318,000, respectively, of troubled debt restructurings. At December 31, 2012, 2011 and 2010 the Company has allocated $2,418,000, $1,985,000 and $569,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at December 31, 2012, 2011 and 2010 which totaled $17,733,000, $13,118,000 and $12,529,000, respectively. Non-accruing and accruing troubled debt restructurings were adversely impacted by $1,704,000 and $6,291,000, respectively, due to the implementation of new guidance issued by the Bank’s regulator, the Office of the Comptroller of the Currency (“OCC”). The updated guidance requires the Company to include one-to-four family and consumer loans as troubled debt restructurings due to the discharge of the borrower’s debt in a chapter 7 bankruptcy filing. The Bank retains its security interest in the real estate collateral. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the years ended December 31, 2012 and 2011, and troubled debt restructurings modified within the previous year and which defaulted during the years ended December 31, 2012 and 2011 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	11	$2,462	$2,392
Originated by mortgage company	3	1,051	1,051
Originated by mortgage company – non-prime	1	360	255
Commercial real estate:
Commercial	2	1,305	1,275
Consumer	13	1,152	998

	Number of Loans	Recorded Investment
Troubled Debt Restructurings Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2011
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	15	$2,843	$2,718
Originated by mortgage company	8	1,984	1,973
Commercial real estate:
Commercial	7	9,129	8,765
Consumer	3	395	381
Commercial	1	302	296

	Number of Loans	Recorded Investment
Troubled Debt Restructurings Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	1	$695
Commercial real estate:
Commercial	1	611

The Bank’s mortgage loans are pledged to secure FHLB advances.

(6) Servicing Asset

An analysis of the servicing asset for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$4,836	$5,653	$6,515
Capitalized mortgage servicing rights	1,365	1,036	1,156
Amortization	(1,633)	(1,853)	(2,018)

Balance at end of year	$4,568	$4,836	$5,653

Loans serviced for others amounted to $840,900,000 and $878,462,000 at December 31, 2012 and 2011, respectively, all of which relate to residential loans. At December 31, 2012, the servicing asset had an estimated fair value of $5,996,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.50%, a weighted average constant prepayment rate on mortgages of 14.6% and a weighted average life of 6.2 years. At December 31, 2011, the servicing asset had an estimated fair value of $7,156,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.6%, a weighted average constant prepayment rate on mortgages of 14.4% and a weighted average life of 6.3 years. As of December 31, 2012, estimated future servicing amortization through 2017 based on the prepayment assumptions utilized in the December 31, 2012 valuation, is as follows: $1,348,000 for 2013, $991,000 for 2014, $699,000 for 2015, $499,000 for 2016 and $349,000 for 2017. Actual results will vary depending upon the level of repayments on the loans currently serviced.

(7) Interest and Dividends Receivable

A summary of interest and dividends receivable at December 31, 2012 and 2011 follows (in thousands):

	December 31,
	2012	2011

Loans	$4,479	$4,869
Investment securities	716	569
Mortgage-backed securities	781	994

	$5,976	$6,432

(8) Premises and Equipment, Net

Premises and equipment at December 31, 2012 and 2011 are summarized as follows (in thousands):

	December 31,
	2012	2011

Land	$4,254	$4,254
Buildings and improvements	26,365	25,326
Leasehold improvements	2,125	2,118
Furniture and equipment	20,120	19,054
Automobiles	211	258
Construction in progress	328	80

Total	53,403	51,090
Accumulated depreciation and amortization	(31,170)	(28,831)

	$22,233	$22,259

(9) Deposits

Deposits, including accrued interest payable of $11,000 and $21,000 at December 31, 2012 and 2011, respectively, are summarized as follows (in thousands):

	December 31,
	2012		2011
	Amount	Weighted Average Cost	Amount	Weighted Average Cost

Non-interest-bearing accounts	$179,074	—%	$142,436	—%
Interest-bearing checking accounts	940,190	0.19	942,402	0.31
Money market deposit accounts	118,154	0.17	123,105	0.30
Savings accounts	256,035	0.10	229,241	0.18
Time deposits	226,218	1.45	268,899	1.74

	$1,719,671	0.32%	$1,706,083	0.49%

Included in time deposits at December 31, 2012 and 2011, respectively, is $57,871,000 and $77,053,000 in deposits of $100,000 and over.

Time deposits at December 31, 2012 mature as follows (in thousands):

Year Ended December 31,
2013	$133,715
2014	27,084
2015	14,483
2016	28,344
2017	16,460
Thereafter	6,132

$226,218

Interest expense on deposits for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest-bearing checking accounts	$2,878	$4,624	$6,418
Money market deposit accounts	361	454	597
Savings accounts	359	481	1,732
Time deposits	3,949	4,842	5,593

	$7,547	$10,401	$14,340

(10) Borrowed Funds

Borrowed funds are summarized as follows (in thousands):

	December 31,
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Federal Home Loan Bank advances	$225,000	2.35%	$266,000	2.34%
Securities sold under agreements to repurchase	60,791	0.26	66,101	0.31
Other borrowings	27,500	2.80	27,500	2.85

	$313,291	1.94%	$359,601	2.01%

Information concerning Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2012	2011	2012	2011

Average balance	$239,707	$270,741	$69,469	$70,982
Maximum amount outstanding at any month end	274,500	291,600	73,488	75,514
Average interest rate for the year	2.29%	2.43%	0.29%	0.40%
Amortized cost of collateral:
Mortgage-backed securities	—	—	$76,905	$72,046
Estimated market value of collateral:
Mortgage-backed securities	—	—	79,825	75,181

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

FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2012 as follows (in thousands):

	FHLB Advances	Reverse Repurchase Agreements
Year Ended December 31,
2013	$66,000	$60,791
2014	55,000	—
2015	84,000	—
2016	20,000	—

	$225,000	$60,791

During 2007, the Company issued $10.0 million of trust preferred securities which carry a floating rate of 175 basis points over 3 month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date of September 1, 2037. During 2006, the Company issued $12.5 million of trust preferred securities. The trust preferred securities carry a floating rate of 166 basis points over 3 month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date in 2036. On August 4, 2005, the Company issued $5.0 million of subordinated debt at a fixed interest rate of 6.35%. Accrued interest is due quarterly with principal due at the maturity date of November 23, 2015.

Interest expense on borrowings for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010

Federal Home Loan Bank advances	$5,495	$6,572	$8,629
Securities sold under agreements to repurchase	201	283	434
Other borrowings	860	804	850

	$6,556	$7,659	$9,913

All FHLB advances are secured by the Bank’s mortgage loans, mortgage-backed securities and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

(11) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010

Current:
Federal	$10,422	$10,358	$13,618
State	1,397	1,814	1,333

Total current	11,819	12,172	14,951

Deferred:
Federal	(660)	(961)	(3,055)
State	(232)	262	(1,495)

Total deferred	(892)	(699)	(4,550)

	$10,927	$11,473	$10,401

Included in other comprehensive income is income tax expense attributable to net unrealized gains on securities available for sale arising during the year in the amount of $1,739,000, $2,135,000 and $3,478,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Included in stockholders’ equity is income tax (expense) benefit attributable to stock plans in the amount of $(608,000), $1,303,000 and $(23,000) for the years ended December 31, 2012, 2011 and 2010, respectively.

A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010

Income before provision for income taxes	$30,947	$32,214	$30,779
Applicable statutory Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$10,831	$11,275	$10,773
Increase (decrease) in Federal income tax expense resulting from:
ESOP	66	56	43
ESOP dividends	(233)	(232)	(238)
Earnings on life insurance	(468)	(410)	(295)
State income taxes net of Federal benefit	757	762	921
Reversal of valuation allowance on state deferred tax benefit	—	—	(922)
Other items, net	(26)	22	119

	$10,927	$11,473	$10,401

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented in the following table (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$9,077	$7,994
Reserve for repurchased loans	491	288
Valuation allowances for repurchased loans	179	77
Reserve for uncollected interest	1,346	1,371
Other-than-temporary impairment loss on investment securities	52	52
Incentive compensation	1,132	1,276
Deferred compensation	743	726
Other reserves	82	105
Stock plans	1,078	1,070
ESOP	81	30
Unrealized loss on securities available for sale	—	1,705
Intangible assets	109	175
Other real estate owned	235	162
State alternative minimum tax	1,160	1,160

Total gross deferred tax assets	15,765	16,191
Less valuation allowance	—	—

Deferred tax assets, net	15,765	16,191

Deferred tax liabilities:
Excess servicing on sale of mortgage loans	(983)	(719)
Investments, discount accretion	(505)	(469)
Deferred loan and commitment costs, net	(1,619)	(1,741)
Unrealized gain on securities available for sale	(34)	—
Premises and equipment, differences in depreciation	(528)	(811)
Undistributed REIT income	(1,556)	(1,064)

Total deferred tax liabilities	(5,225)	(4,804)

Net deferred tax assets	$10,540	$11,387

Included in other assets at December 31, 2012 and 2011 is a net deferred tax asset of $10,540,000 and $11,387,000, respectively.

At December 31, 2009, the Company determined that a valuation allowance should be established for state deferred tax assets other than the alternative minimum tax as it was considered more likely than not that the Bank, based on anticipated changes to its corporate structure, would not have sufficient earnings to realize the benefit. At December 31, 2010, the Company determined that it was “more likely than not” that the state deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The change in status from 2009 to 2010 resulted from a year-end 2010 dividend from OceanFirst REIT Holdings, Inc. to the Bank which utilized all existing net operating losses created by stock option exercises. There was no tax benefit recognized relating to the utilization of these net operating losses. The recognition of cumulative deferred state tax assets which existed at the beginning of the year provided the Company with a tax benefit of $922,000 for the year ended December 31, 2010. At December 31, 2012, 2011 and 2010 the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax asset since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

Retained earnings at December 31, 2012 includes approximately $10,750,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2012, the Company had an unrecognized deferred tax liability of $4,391,000 with respect to this reserve.

There were no unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010. The tax years that remain subject to examination by the Federal government include the year ended December 31, 2009 and forward. The tax years that remain subject to examination by the States of New Jersey and New York include the years ended December 31, 2008 and forward.

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

The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2012 and 2011, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $517,000 and $520,000, respectively. During 2012 and 2011, $238,000 and $254,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2012 and 2011, the loan had an outstanding balance of $4,076,000 and $4,243,000, respectively, and the ESOP had unallocated shares of 462,931 and 497,231, respectively. At December 31, 2012, the unallocated shares had a fair value of $6,365,000. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.

For the years ended December 31, 2012, 2011 and 2010, the Bank recorded compensation expense related to the ESOP of $480,000, $450,000 and $416,000, respectively, including $191,000, $159,000 and $124,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2012, 2,149,656 shares had been allocated to participants and 34,300 shares were committed to be released.

(13) Incentive Plan

The Company has established the Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (the “Incentive Plan”) which authorizes the granting of stock options and awards of Common Stock and the OceanFirst Financial Corp. 2000 Stock Option Plan which authorizes the granting of stock options. On April 24, 2003 the Company’s shareholders ratified an amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan which increased the number of shares available under option. On April 20, 2006 the OceanFirst Financial Corp. 2006 Stock Incentive Plan was approved which authorizes the granting of stock options or awards of common stock. On May 5, 2011, the OceanFirst Financial Corp. 2011 Stock Incentive Plan was approved which also authorizes the granting of stock options or awards of common stock. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors (“Outside Directors”) with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.

Under the 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 2,400,000 shares subject to option or, in lieu of options, up to 960,000 shares in the form of stock awards. At December 31, 2012, 2,134,396 options or 853,758 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to option or, in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2012, 54,864 options or 18,288 awards remain to be issued. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.

A summary of option activity for the years ended December 31, 2012, 2011 and 2010 follows:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,043,933	$18.21	1,855,113	$18.75	1,636,886	$20.10
Granted	270,250	13.83	245,575	13.86	300,745	10.09
Exercised	(36,218)	11.55	(3,766)	11.20	(600)	12.28
Forfeited	(202,928)	18.28	(44,252)	17.87	(34,308)	15.99
Expired	(342,343)	17.92	(8,737)	15.03	(47,610)	12.49

Outstanding at end of year	1,732,694	$17.62	2,043,933	$18.21	1,855,113	$18.75

Options exercisable	1,113,185		1,407,271		1,255,703

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$10.00 to 12.28	322,964	6.90 years	$10.64	140,880	6.81 years	$10.81
13.83 to 13.87	443,625	8.68	13.85	41,425	8.13	13.87
16.81 to 17.88	175,041	5.13	16.81	140,616	5.14	16.81
18.64 to 23.07	415,126	2.52	22.12	414,326	2.52	22.13
23.44 to 26.265	375,938	1.63	23.49	375,938	1.63	23.49

	1,732,694	4.84 years	$17.13	1,113,185	3.30 years	$20.17

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2012 is $1,004,000 and $414,000, respectively.

A summary of the granted but unvested stock award activity for the years ended December 31, 2012, 2011 and 2010 follows:

	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of year:	49,148	$13.25	81,592	$12.44	79,399	$13.56
Granted	19,513	13.83	26,202	13.81	19,460	10.06
Vested	(14,393)	14.52	(58,646)	12.38	(8,208)	18.69
Forfeited	(5,535)	13.20	—	—	(9,059)	11.46

Outstanding at end of year	48,733	$13.10	49,148	$13.25	81,592	$12.44

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

At December 31, 2012, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2012
Unused consumer and construction loan lines of credit (primarily floating-rate)	$101,414
Unused commercial loan lines of credit (primarily floating-rate)	159,882
Other commitments to extend credit:
Fixed-Rate	47,658
Adjustable-Rate	2,468
Floating-Rate	6,659

The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 2.63% to 6.00% at December 31, 2012.

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

The Bank and Columbia each entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Bank or Columbia to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. In the opinion of management, the potential exposure related to the loan sale agreements is adequately provided for in the reserve for repurchased loans which is included in other liabilities with a corresponding provision which reduced the net gain on sale of loans. The reserve for repurchased loans was established to provide for expected losses related to outstanding loan repurchase requests and additional repurchase requests which may be received on loans previously sold to investors. In establishing the reserve for repurchased loans, the Company considered all types of sold loans. At December 31, 2012, there were 12 outstanding loan repurchase requests on loans with a principal balance of $3.6 million which the Company is disputing, as compared to 4 outstanding loan repurchase requests with a principal balance of $1.2 million at December 31, 2011.

An analysis of the reserve for repurchased loans for the years ended December 31, 2012, 2011 and 2010 follows (in thousands).

	Years Ended December 31,
	2012	2011	2010

Balance at beginning of year	$705	$809	$819
Provision charged to operations	750	—	—
Loss on loans repurchased or settlements	(252)	(104)	(10)

Balance at end of year	$1,203	$705	$809

At December 31, 2012, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $2,034,000, $1,811,000 and $1,982,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The projected minimum rental commitments as of December 31, 2012 are as follows (in thousands):

Year Ended December 31,
2013	$2,054
2014	2,141
2015	1,652
2016	1,514
2017	1,530
Thereafter	13,489

$22,380

The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located in Ocean, Middlesex and Monmouth Counties, New Jersey. The Company also originates interest-only one-to-four family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2012 and 2011 was $37.0 million and $54.9 million, respectively. The amount of interest-only one-to-four family mortgage loans on non-accrual status at December 31, 2012 and 2011 was $3.5 million and $4.6 million, respectively. The Company previously originated stated income loans on a limited basis through November 2010. These loans were only offered to self-employed borrowers for purposes of financing primary residences and second home properties. The amount of stated income loans at December 31, 2012 and 2011 was $47.3 million and $54.1 million, respectively. The amount of stated income loans on non-accrual status at December 31, 2012 and 2011 was $7.3 million and $6.8 million, respectively. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. In recent years, there has been a weakening in the local economy coupled with declining real estate values. A further decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the years ended December 31, 2012, 2011 and 2010. The fair value hierarchy is as follows:

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

Other Real Estate Owned and Impaired Loans

Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling and other costs of 20% and 15%, respectively. Fair value is based on independent appraisals.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$139,050	$—	$139,050	$—
State and municipal obligations	25,780	—	25,780	—
Corporate debt securities	43,470	—	43,470	—
Equity investments	5,293	5,293	—	—
Mortgage-backed securities available for sale	333,857	—	333,857	—
Items measured on a non-recurring basis:
Other real estate owned	3,210	—	—	3,210
Loans measured for impairment based on the fair value of the underlying collateral	12,033	—	—	12,033

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2011
Items measured on a recurring basis:
Investment securities available for sale:
U.S. Agency obligations	$102,776	$—	$102,776	$—
State and municipal obligations	18,544	—	18,544	—
Corporate debt securities	39,449	—	39,449	—
Equity investments	4,510	4,510	—	—
Mortgage-backed securities available for sale	364,931	—	364,931	—
Items measured on a non-recurring basis:
Other real estate owned	1,970	—	—	1,970
Loans measured for impairment based on the fair value of the underlying collateral	9,305	—	—	9,305

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2012 and December 31, 2011 are presented in the following tables (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Financial Assets:
Cash and due from banks	$62,544	$62,544	$—	$—
Federal Home Loan Bank of New York stock	17,061	—	—	17,061
Loans receivable and mortgage loans held for sale	1,529,946	—	—	1,572,291
Financial Liabilities:
Deposits other than time deposits	1,493,453	—	1,493,453	—
Time deposits	226,218	—	231,445	—
Securities sold under agreements to repurchase with retail customers	60,791	60,791	—	—
Federal Home Loan Bank advances and other borrowings	252,500	—	258,577	—

	Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2011
Financial Assets:
Cash and due from banks	$77,527	$77,527	$—	$—
Federal Home Loan Bank of New York stock	18,160	—	—	18,160
Loans receivable and mortgage loans held for sale	1,572,316	—	—	1,598,838
Financial Liabilities:
Deposits other than time deposits	1,437,184		1,437,184	—
Time deposits	268,899	—	274,074	—
Securities sold under agreements to repurchase with retail customers	66,101	66,101	—	—
Federal Home Loan Bank advances and other borrowings	293,500	—	301,778	—

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

(16) Parent-Only Financial Information

The following condensed statements of financial condition at December 31, 2012 and 2011 and condensed statements of operations and cash flows for the years ended December 31, 2012, 2011 and 2010 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2012	2011
Assets
Cash and due from banks	$7	$7
Advances to subsidiary Bank	20,017	18,096
Investment securities	5,293	4,510
ESOP loan receivable	4,076	4,243
Investment in subsidiary Bank	218,148	214,910
Other assets	—	2,618

Total assets	$247,541	$244,384

Liabilities and Stockholders’ Equity
Borrowings	$27,500	$27,500
Other liabilities	249	35
Stockholders’ equity	219,792	216,849

Total liabilities and stockholders’ equity	$247,541	$244,384

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Dividend income – subsidiary Bank	$20,500	$13,800	$—
Dividend income – investment securities	227	23	15
Net gain on sales of and other-than-temporary impairment loss on investment securities available for sale	226	(148)	—
Interest income – advances to subsidiary Bank	39	50	64
Interest income – ESOP loan receivable	349	364	375

Total dividend and interest income	21,341	14,089	454
Interest expense – borrowings	818	750	784
Operating expenses	1,323	1,353	1,439

Income (loss) before income taxes and undistributed earnings of subsidiary Bank	19,200	11,986	(1,769)
Benefit for income taxes	511	635	619

Income (loss) before undistributed earnings of subsidiary Bank	19,711	12,621	(1,150)
Undistributed earnings of subsidiary Bank	309	8,120	21,528

Net Income	$20,020	$20,741	$20,378

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$20,020	$20,741	$20,378
(Increase) decrease in advances to subsidiary Bank	(1,921)	2,783	10,918
Undistributed earnings of subsidiary Bank	(309)	(8,120)	(21,528)
Net (gain) on sales of and other than temporary impairment loss on investment securities available for sale	(226)	148	—
Change in other assets and other liabilities	2,799	(745)	(619)

Net cash provided by operating activities	20,363	14,807	9,149

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	1,221	—	—
Purchase of investment securities	(1,694)	(4,072)	—
Repayments on ESOP loan receivable	167	157	147

Net cash (used in) provided by investing activities	(306)	(3,915)	147

Cash flows from financing activities:
Dividends paid – common stock	(8,579)	(8,789)	(8,764)
Purchase of treasury stock	(11,897)	(2,147)	—
Redemption of warrants and preferred stock	—	—	(431)
Expenses from common stock issuance	—	—	(108)
Exercise of stock options	419	44	7

Net cash used in financing activities	(20,057)	(10,892)	(9,296)

Net increase in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	7	7	7

Cash and due from banks at end of year	$7	$7	$7

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(Unaudited)

	Quarter ended
	Dec. 31	Sept. 30	June 30	March 31
2012
Interest income	$21,189	$21,514	$22,049	$22,863
Interest expense	3,172	3,514	3,659	3,758

Net interest income	18,017	18,000	18,390	19,105
Provision for loan losses	3,100	1,400	1,700	1,700

Net interest income after provision for loan losses	14,917	16,600	16,690	17,405
Other income	4,492	4,878	4,545	4,311
Operating expenses	13,244	13,839	12,867	12,941

Income before provision for income taxes	6,165	7,639	8,368	8,775
Provision for income taxes	2,124	2,680	2,995	3,128

Net income	$4,041	$4,959	$5,373	$5,647

Basic earnings per share	$0.23	$0.28	$0.30	$0.32

Diluted earnings per share	$0.23	$0.28	$0.30	$0.31

2011
Interest income	$23,416	$23,443	$24,237	$24,291
Interest expense	4,143	4,371	4,592	4,954

Net interest income	19,273	19,072	19,645	19,337
Provision for loan losses	2,000	1,850	2,200	1,700

Net interest income after provision for loan losses	17,273	17,222	17,445	17,637
Other income	4,214	3,731	3,897	3,459
Operating expenses	13,021	13,131	13,385	13,127

Income before provision for income taxes	8,466	7,822	7,957	7,969
Provision for income taxes	3,007	2,748	2,854	2,864

Net income	$5,459	$5,074	$5,103	$5,105

Basic earnings per share	$0.30	$0.28	$0.28	$0.28

Diluted earnings per share	$0.30	$0.28	$0.28	$0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 63.

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 under the captions “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 under the caption “Stock Ownership.”

Information regarding the Company’s equity compensation plans existing as of December 31, 2012 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,732,694	$17.62	2,189,260
Equity compensation plans not approved by security holders	—	—	—

Total	1,732,694	$17.62	2,189,260

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 8, 2013 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC) and Columbia Home Loans, LLC and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)
3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.1(a)	Certificate of Designations (15)
3.2	Bylaws of OceanFirst Financial Corp. (6)
3.2(a)	Warrant to Purchase up to 380,583 shares of Common Stock (15)
3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)
4.0	Stock Certificate of OceanFirst Financial Corp.(1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.1(b)	Amended Employee Stock Ownership Plan (13)
10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (13)
10.1(d)	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Company and the United States Department of the Treasury (15)
10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)
10.2(a)	Form of Waiver executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)

10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (14)
10.3(b)	Form of Senior Executive Officer Agreement executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3(c)	Amendment to the Executive Supplemental Retirement Income Agreement between OceanFirst Bank and John R. Garbarino (16)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (14)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (14)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers (1)
10.13	2000 Stock Option Plan (5)
10.14	Form of Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes (6)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)
10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)
10.20	2006 Stock Incentive Plan (12)
10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino. (13)
10.21(a)	Amendment to form of Employment Agreement between OceanFirst Financial Corp and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (19)
10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick, John R. Garbarino and Vito R. Nardelli (13)
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
10.23(a)	Amendment to form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (19)
10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options (17)
10.26	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Awards (17)
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement (17)
10.28	2011 Stock Incentive Plan (18)
10.29	2011 Cash Incentive Compensation Plan (18)
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

*	Pursuant to SEC rules, these exhibits will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005.
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
(12)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 14, 2006.
(13)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
(14)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
(15)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.
(16)	Incorporated by reference from Exhibit to Form 8-K filed December 22, 2010.
(17)	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
(18)	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
(19)	Incorporated herein by reference from Exhibit to Form 8-K filed on July 21, 2011.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

Date:	March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino	March 7, 2013
John R. Garbarino
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	March 7, 2013
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ Joseph J. Burke	March 7, 2013
Joseph J. Burke
Director

/s/ Angelo Catania	March 7, 2013
Angelo Catania
Director

/s/ John W. Chadwick	March 7, 2013
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 7, 2013
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 7, 2013
Diane F. Rhine
Director

Name	Date

/s/ Mark G. Solow	March 7, 2013
Mark G. Solow
Director

/s/ John E. Walsh	March 7, 2013
John E. Walsh
Director