Form 10-Q
period 2013-03-31
OCEANFIRST FINANCIAL CORP
filed 2013-05-10
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of May 3, 2013, there were 17,660,229 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY

	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	March 31, 2013	December 31, 2012	March 31, 2012
SELECTED FINANCIAL CONDITION DATA:
Total assets	$2,303,711	$2,269,228	$2,261,214
Loans receivable, net	1,501,362	1,523,200	1,554,862
Deposits	1,740,294	1,719,671	1,680,444
Stockholders’ equity	219,554	219,792	220,471

SELECTED OPERATING DATA:
Net interest income	17,189	18,017	19,105
Provision for loan losses	1,100	3,100	1,700
Other income	3,409	4,492	4,311
Operating expenses	12,665	13,244	12,940
Net income	4,436	4,041	5,647
Diluted earnings per share	0.26	0.23	0.31

SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share	12.43	12.28	11.86
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.53%	9.69%	9.75%
Return on average assets (1)	0.77	0.70	0.99
Return on average stockholders’ equity (1)	8.06	7.36	10.38
Average interest rate spread	3.08	3.20	3.42
Net interest margin	3.16	3.29	3.52
Operating expenses to average assets (1)	2.21	2.30	2.27
Efficiency ratio	61.49	58.84	55.26

ASSET QUALITY:
Non-performing loans	$47,437	$43,374	$44,523
Non-performing assets	50,250	46,584	46,561
Allowance for loan losses as a percent of total loans receivable	1.34%	1.32%	1.16%
Allowance for loan losses as a percent of total non-performing loans	43.20	47.29	40.97
Non-performing loans as a percent of total loans receivable	3.11	2.80	2.83
Non-performing assets as a percent of total assets	2.18	2.05	2.06

(1)	Ratios are annualized

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

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. Beginning in the second half of 2011 and through the first quarter of 2013, the Company’s net interest margin has generally contracted as compared to prior linked periods. Due to the low interest rate environment, high loan refinance volume caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix has shifted as higher-yielding loans have decreased due to prepayments and the sale of newly originated 30-year fixed-rate one-to-four family loans while lower yielding securities have increased. Based upon current economic conditions, the Federal Reserve has indicated that it intends to keep interest rates at current levels through mid 2015. As a result, management expects the low interest rate environment to continue beyond 2013, causing further pressure on the net interest margin. In addition to the interest rate environment, the Company’s results are affected by national and local economic conditions. Recent economic indicators point to some improvement in the economy, which expanded moderately in 2011 and 2012, and in overall labor market conditions as the national unemployment rate in the first quarter of 2013 has improved over prior year levels. Despite these signs, the overall economy remains weak and the unemployment rate remains at elevated levels. Additionally, housing values remain significantly below their peak levels in 2006. These economic conditions have generally had an adverse impact on the Company’s results of operations.

Highlights of the Company’s financial results for the three months ended March 31, 2013 were as follows:

Total assets increased to $2.304 billion at March 31, 2013, from $2.269 billion at December 31, 2012. Mortgage-backed securities available for sale increased by $49.3 million, to $383.1 million at March 31, 2013, as compared to $333.9 million at December 31, 2012. Loans receivable, net decreased $21.8 million at March 31, 2013, as compared to December 31, 2012 primarily due to prepayments and the sale of newly originated 30-year fixed-rate one-to-four family loans.

Deposits increased by $20.6 million at March 31, 2013, as compared to December 31, 2012. An increase of $29.5 million in core deposits (i.e. all deposits excluding time deposits) was partly offset by a decline of $8.9 million in time deposits.

Net income for the three months ended March 31, 2013 decreased to $4.4 million, or $0.26 per diluted share, as compared to net income of $5.6 million, or $0.31 per diluted share for the corresponding prior year period due to reductions in net interest income and the net (loss) gain on the sales of loans available for sale, partly offset by reductions in the provision for loan losses and operating expenses.

Net interest income for the three months ended March 31, 2013 decreased to $17.2 million, as compared to $19.1 million in the same prior year period, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.16% for the three months ended March 31, 2013, as compared to 3.52% for the corresponding prior year period.

The provision for loan losses was $1.1 million for the three months ended March 31, 2013, as compared to $1.7 million in the same prior year period. The Company’s non-performing loans increased $4.1 million, to $47.4 million at March 31, 2013, from $43.4 million at December 31, 2012. The increase was expected as it was related to loans adversely affected by superstorm Sandy which were identified and provided for in the fourth quarter of 2012.

Other income decreased $902,000 for the three months ended March 31, 2013 as compared to the same prior year period. The net (loss) gain on the sales of loans available for sale for the three months ended March 31, 2013 was adversely impacted by an addition of $975,000 to the reserve for repurchased loans as compared to an addition of $150,000 in the same prior year period.

The Company remains well-capitalized with a tangible common equity ratio of 9.53%.

Return on average stockholders’ equity was 8.06% for the three months ended March 31, 2013, as compared to 10.38% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2013 and 2012. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013			2012
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$85,951	$26	0.12%	$49,840	$21	0.17%
Investment securities (1)	223,146	520	0.93	179,237	490	1.09
FHLB stock	17,108	194	4.54	17,900	229	5.12
Mortgage-backed securities (1)	324,943	1,648	2.03	359,530	2,318	2.58
Loans receivable, net (2)	1,524,156	17,664	4.64	1,565,956	19,805	5.06

Total interest-earning assets	2,175,304	20,052	3.69	2,172,463	22,863	4.21

Non-interest-earning assets	118,148			103,620

Total assets	$2,293,452			$2,276,083

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,330,639	563	0.17	$1,283,926	916	0.29
Time deposits	221,200	762	1.38	255,999	1,102	1.72

Total	1,551,839	1,325	0.34	1,539,925	2,018	0.52
Borrowed funds	319,645	1,538	1.92	351,311	1,740	1.98

Total interest-bearing liabilities	1,871,484	2,863	0.61	1,891,236	3,758	0.79

Non-interest-bearing deposits	185,066			151,143
Non-interest-bearing liabilities	16,845			16,125

Total liabilities	2,073,395			2,058,504
Stockholders’ equity	220,057			217,579

Total liabilities and stockholders’ equity	$2,293,452			$2,276,083

Net interest income		$17,189			$19,105

Net interest rate spread (3)			3.08%			3.42%

Net interest margin (4)			3.16%			3.52%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets at March 31, 2013 were $2.304 billion, an increase of $34.5 million, compared to $2.269 billion at December 31, 2012.

Cash and due from banks increased by $8.8 million, to $71.4 million at March 31, 2013, as compared to $62.5 million at December 31, 2012. Mortgage-backed securities available for sale increased by $49.3 million, to $383.1 million at March 31, 2013, as compared to $333.9 million at December 31, 2012, as excess liquidity was invested.

Loans receivable, net decreased by $21.8 million, to a balance of $1.501 billion at March 31, 2013, as compared to a balance of $1.523 billion at December 31, 2012, primarily due to prepayments and the sale of newly originated 30-year fixed-rate one-to-four family loans.

Total deposits increased $20.6 million, to $1.740 billion at March 31, 2013, from $1.720 billion at December 31, 2012. The mix of deposits changed as non-interest-bearing deposits and savings deposits increased by $22.7 million and $29.8 million, respectively, while interest-bearing checking and time deposits decreased $29.6 million and $8.9 million, respectively. Securities sold under agreements to repurchase with retail customers increased by $10.5 million, to $71.3 million at March 31, 2013, from $60.8 million at December 31, 2012.

Stockholders’ equity at March 31, 2013 decreased to $219.6 million, as compared to $219.8 million at December 31, 2012, primarily due to the repurchase of 254,340 shares of common stock for $3.6 million (average cost $14.32) and the cash dividend on common stock, partly offset by net income and other comprehensive income.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General

Net income for the three months ended March 31, 2013 decreased to $4.4 million, or $0.26 per diluted share, as compared to net income of $5.6 million, or $0.31 per diluted share for the corresponding prior year period due to reductions in net interest income and the net (loss) gain on the sales of loans available for sale, partly offset by reductions in the provision for loan losses and operating expenses.

Interest Income

Interest income for the three months ended March 31, 2013 was $20.1 million, as compared to $22.9 million for the three months ended March 31, 2012. The yield on interest-earning assets declined to 3.69% for the three months ended March 31, 2013, as compared to 4.21% for the same prior year period. For the three months ended March 31, 2012, the yield on loans receivable benefited from commercial loan prepayment fees of $254,000, most of which was related to a single large commercial loan, which increased the yield on interest-earning assets by 5 basis points. Prepayment fee income for the three months ended March 31, 2013 was $32,000. Average interest-earning assets increased by $2.8 million for the three months ended March 31, 2013, as compared to the same prior year period. The increase in average interest-earning assets was primarily due to the increase in average short-term investments which increased $36.1 million for the three months ended March 31, 2013 and to the increase in average investment and mortgage-backed securities available for sale, which collectively increased $9.3 million. These increases were partly offset by a decrease in average loans receivable, net, of $41.8 million for the quarter ended March 31, 2013, as compared to the same prior year period.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $2.9 million as compared to $3.8 million for the three months ended March 31, 2012. The cost of interest-bearing liabilities decreased to 0.61% for the three months ended March 31, 2013 as compared to 0.79% in the same prior year period. Average interest-bearing liabilities decreased by $19.8 million for the three months ended March 31, 2013, as compared to the same prior year period. The decrease was due to declines in average borrowed funds of $31.7 million and average time deposits of $34.8 million for the three months ended March 31, 2013 as compared to the same prior year period, partly offset by an increase in average transaction deposits of $46.7 million.

Net Interest Income

Net interest income for the three months ended March 31, 2013 decreased to $17.2 million, as compared to $19.1 million in the same prior year period, reflecting a lower net interest margin partly offset by slightly higher interest-earning assets. The net interest margin decreased to 3.16% for the three months ended March 31, 2013, from 3.52% in the same prior year period due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding short-term investments and investment and mortgage-backed securities available for sale. High loan refinance volume also caused yields on loans and mortgage-backed securities to trend downward.

Provision for Loan Losses

For the three months ended March 31, 2013, the provision for loan losses was $1.1 million as compared to $1.7 million for the corresponding prior year period. The decrease for the quarter ended March 31, 2013 was partly due to a reduction of $573,000 in net charge-offs for the three months ended March 31, 2013 as compared to the same prior year period and a reduction in loans receivable, net at March 31, 2013 as compared to December 31, 2012. Although non-performing loans increased $4.1 million at March 31, 2013, as compared to December 31, 2012, all of the increase, $4.5 million, relates to loans adversely affected by superstorm Sandy. These loans were identified at December 31, 2012 and potential losses were provided for at that time.

Other Income

Other income decreased to $3.4 million for the three months ended March 31, 2013, as compared to $4.3 million in the same prior year period. Higher fees and service charges and an improvement in the net gain (loss) from other real estate owned was offset by a decrease in the net (loss) gain on sales of loans available for sale. Effective January 1, 2013, income from the origination of reverse mortgage loans of $166,000 is classified as part of fees and service charges as compared to inclusion in the net (loss) gain on the sales of loans in the prior period as the Bank no longer closes these loans in its name. For the three months ended March 31, 2013, the net (loss) gain on the sales of loans decreased $1.1 million to a loss of $174,000, due to an increase in the provision for repurchased loans, a decrease in loan sale volume and the reclassification of reverse mortgage income. The net (loss) gain on the sales of loans for the three months ended March 31, 2013 was adversely impacted by an addition of $975,000 to the reserve for repurchased loans as compared to an addition of $150,000 in the same prior year period. (Refer to Note 6. Reserve for Repurchased Loans and Loss Sharing Obligations.) For the quarter ended March 31, 2013, fees and service charges, exclusive of the $166,000 in fees on reverse mortgage loans, decreased $16,000, due to a reduction in fees from investment services and deposit accounts partly offset by increases in bankcard services and trust revenue. Finally, the net gain (loss) from other real estate owned improved $52,000 for the quarter ended March 31, 2013, as compared to the same prior year period.

Operating Expenses

Operating expenses decreased by $275,000, to $12.7 million, for the three months ended March 31, 2013, as compared to $12.9 million for the corresponding prior year period primarily due to a reduction in the incentive plan accrual.

Provision for Income Taxes

Income tax expense was $2.4 million for the three months ended March 31, 2013, as compared to $3.1 million for the same prior year period. The effective tax rate was 35.1% for the three months ended March 31, 2013 as compared to 35.7% in the same prior year period.

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

At March 31, 2013 and December 31, 2012, the Company had no overnight borrowings from the FHLB. The Company periodically utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings of $225.0 million at March 31, 2013 and December 31, 2012.

The Company’s cash needs for the three months ended March 31, 2013 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities available for sale, deposit growth and short-term borrowings. The cash was principally utilized for loan originations and the purchase of investment and mortgage-backed securities. The Company’s cash needs for the three months ended March 31, 2012 were primarily satisfied by principal payments on loans and mortgage-backed securities and proceeds from the sale of mortgage loans held for sale. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities, to fund deposit outflow and reduce FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2013, outstanding commitments to originate loans totaled $59.7 million; outstanding unused lines of credit totaled $243.5 million; and outstanding commitments to sell loans totaled $11.7 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $129.4 million at March 31, 2013. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three months ended March 31, 2013, the Company repurchased 254,340 shares of common stock at a total cost of $3.6 million compared with repurchases of 113,500 at a cost of $1.6 million for the three months ended March 31, 2012. At March 31, 2013, there were 580,444 shares remaining to be repurchased under the existing stock repurchase program.

Cash dividends on common stock declared and paid during the first three months of 2013 were $2.1 million, as compared to $2.2 million in the same prior year period. On April 17, 2013, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on May 10, 2013, to stockholders of record at the close of business on April 29, 2013.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the three months ended March 31, 2013, the Company received a dividend payment of $4.0 million from the Bank. At March 31, 2013, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $8.0 million in dividends from the Bank to the Holding Company over the next two quarters, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises throughout the period. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At March 31, 2013, OceanFirst Financial Corp. held $17.8 million in cash and $5.7 million in investment securities available for sale.

As of March 31, 2013, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio
Tangible capital	$216,350	9.40%	$34,531	1.50%
Core capital	216,350	9.40	92,082	4.00
Tier 1 risk-based capital	216,350	15.04	57,574	4.00
Total risk-based capital	234,361	16.29	115,147	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

At March 31, 2013, the Company maintained tangible common equity of $219.6 million, for a tangible common equity to assets ratio of 9.53%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $11.7 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2013 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$323,811	$142,311	$149,000	$10,000	$22,500
Commitments to Originate Loans	59,671	59,671	—	—	—
Commitments to Fund Unused Lines of Credit	243,457	243,457	—	—	—

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

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Non-performing loans:
Real estate—one-to-four family	$29,567	$26,521
Commercial real estate	12,718	11,567
Construction	—	—
Consumer	4,680	4,540
Commercial	472	746

Total non-performing loans	47,437	43,374
OREO, net	2,813	3,210

Total non-performing assets	$50,250	$46,584

Delinquent loans 30-89 days	$14,782	$11,437

Allowance for loan losses as a percent of total loans receivable	1.34%	1.32%
Allowance for loan losses as a percent of total non-performing loans	43.20	47.29
Non-performing loans as a percent of total loans receivable	3.11	2.80
Non-performing assets as a percent of total assets	2.18	2.05

The Company’s non-performing loans increased $4.1 million at March 31, 2013, as compared to December 31, 2012 due to the impact of superstorm Sandy which caused substantial disruption in the Bank’s market area on October 29 and 30, 2012. The Bank increased its allowance for loan losses at December 31, 2012 by $1.8 million in expectation of increasing levels of non-performing loans for borrowers impacted by superstorm Sandy. The Bank previously identified 124 loans totaling $30.1 million which were adversely impacted by the storm. At March 31, 2013, the status of these loans was as follows:

Amount (000’s)
Loans repaid or brought current	$19,421
Loans for which the Bank granted a temporary repayment plan under which the borrower is performing	4,494
Loan is 30-89 days delinquent	1,705
Loan is 90 days or more delinquent	4,469

$30,089

Included in the non-performing loan total at March 31, 2013 was $19.3 million of troubled debt restructured loans, as compared to $18.2 million of troubled debt restructured loans at December 31, 2012. Non-performing loans are concentrated in one-to-four family loans which comprise 62.3% of the total. At March 31, 2013, the average weighted loan-to-value ratio of non-performing one-to-four family loans, after any related charge-offs, was 60% using appraisal values at time of origination and 78% using updated appraisal values. Appraisals are updated for all non-performing residential loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. At March 31, 2013, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 56% using appraisal values at time of origination. The largest non-performing loan relationship consists of several credits to a single borrower with an aggregate balance of $6.3 million which was criticized due to poor, but improving, operating results. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. An appraisal performed in May 2011 values the real estate collateral at $9.3 million. In November 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate in exchange for additional collateral. The loan was renewed in December 2012 at comparable terms. The borrower is current as to payments under the restructured terms but remains classified as a non-accrual loan due to continued uncertainty about the borrower’s ability to service the debt. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey. The protracted foreclosure process delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	March 31, 2013	December 31, 2012
Loans and other assets excluding investment securities:
Special Mention	$10,120	$6,245
Substandard	67,175	65,039
Doubtful	865	1,081
Investment securities:
Substandard	—	25,000

The largest Special Mention loan at March 31, 2013 is a commercial real estate mortgage to a local builder for $1.8 million which was current as to payments. The loan is well collateralized by residential property and several vacant lots. The largest Substandard loan relationship is the marina credit for $6.3 million noted above. The largest Doubtful asset with a balance of $862,000 is a portion of a commercial real estate loan to a self-storage facility. The remaining balance of $1.3 million is rated Substandard. In September 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate and extended the payment term. All scheduled payments under the restructured terms have been made since that date. In addition to loan classifications, the Company previously classified select investment securities as Substandard, representing the amount with a credit rating below investment grade from one of the internationally recognized credit rating services. These securities have consistently remained current as to principal and interest payments. During the first quarter of 2013, the Company performed, with the assistance of an independent expert, a detailed analysis relating to the collectability of these securities. The analysis concluded that the issuers of these securities have an adequate capacity to meet financial commitments as originally agreed for the projected life of the security, the risk of default is low and the full and timely repayment of principal and interest is expected.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2012 Form 10-K and Item 1A of this
Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2013, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2013, the Company’s one-year gap was positive 0.63% as compared to positive 0.90% at December 31, 2012.

At March 31, 2013	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$50,614	$—	$—	$—	$—	$50,614
Investment securities	60,518	41,621	87,830	27,928	4,992	222,889
FHLB stock	—	—	—	—	17,120	17,120
Mortgage-backed securities	66,220	57,547	119,127	79,304	51,191	373,389
Loans receivable (2)	304,675	404,338	421,810	176,069	215,116	1,522,008

Total interest-earning assets	482,027	503,506	628,767	283,301	288,419	2,186,020

Interest-bearing liabilities:
Money market deposit accounts	24,523	9,740	21,453	16,218	52,863	124,797
Savings accounts	56,661	24,770	49,686	37,607	117,091	285,815
Interest-bearing checking accounts	500,797	61,004	113,075	92,680	142,991	910,547
Time deposits	47,810	81,610	42,038	39,585	6,308	217,351
FHLB advances	46,000	25,000	144,000	10,000	—	225,000
Securities sold under agreements to repurchase	71,311	—	—	—	—	71,311
Other borrowings	22,500	—	5,000	—	—	27,500

Total interest-bearing liabilities	769,602	202,124	375,252	196,090	319,253	1,862,321

Interest sensitivity gap (3)	$(287,575)	$301,382	$253,515	$87,211	$(30,834)	$323,699

Cumulative interest sensitivity gap	$(287,575)	$13,807	$267,322	$354,533	$323,699	$323,699

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(13.16)%	0.63%	12.23%	16.22%	14.81%	14.81%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of March 31, 2013 and December 31, 2012. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2012 Form 10-K.

	March 31, 2013					December 31, 2012
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
300	$247,014	(5.2)%	11.2%	$63,373	(3.2)%	$248,847	(2.0)%	11.5%	$64,291	(4.3)%
200	259,781	(0.3)	11.5	65,276	(0.3)	260,055	2.4	11.7	66,484	(1.0)
100	265,998	2.1	11.6	65,776	0.5	263,429	3.7	11.6	67,311	0.2
Static	260,530	—	11.1	65,455	—	254,020	—	11.0	67,163	—
(100)	221,501	(15.0)	9.3	61,459	(6.1)	206,602	(18.7)	8.8	62,877	(6.4)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 5d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$71,361	$62,544
Investment securities available for sale	214,546	213,593
Federal Home Loan Bank of New York stock, at cost	17,120	17,061
Mortgage-backed securities available for sale	383,134	333,857
Loans receivable, net	1,501,362	1,523,200
Mortgage loans held for sale	4,121	6,746
Interest and dividends receivable	6,095	5,976
Other real estate owned, net	2,813	3,210
Premises and equipment, net	22,386	22,233
Servicing asset	4,515	4,568
Bank Owned Life Insurance	53,482	53,167
Other assets	22,776	23,073

Total assets	$2,303,711	$2,269,228

Liabilities and Stockholders’ Equity
Deposits	$1,740,294	$1,719,671
Securities sold under agreements to repurchase with retail customers	71,311	60,791
Federal Home Loan Bank advances	225,000	225,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	7,947	7,386
Other liabilities	12,105	9,088

Total liabilities	2,084,157	2,049,436

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,660,229 and 17,894,929 shares outstanding at March 31, 2013 and December 31, 2012, respectively	336	336
Additional paid-in capital	262,635	262,704
Retained earnings	200,467	198,109
Accumulated other comprehensive gain (loss)	829	49
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,832)	(3,904)
Treasury stock, 15,906,543 and 15,671,843 shares at March 31, 2013 and December 31, 2012, respectively	(240,881)	(237,502)
Common stock acquired by Deferred Compensation Plan	(651)	(647)
Deferred Compensation Plan Liability	651	647

Total stockholders’ equity	219,554	219,792

Total liabilities and stockholders’ equity	$2,303,711	$2,269,228

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended March 31,
	2013	2012
	(Unaudited)
Interest income:
Loans	$17,664	$19,805
Mortgage-backed securities	1,648	2,318
Investment securities and other	740	740

Total interest income	20,052	22,863

Interest expense:
Deposits	1,325	2,018
Borrowed funds	1,538	1,740

Total interest expense	2,863	3,758

Net interest income	17,189	19,105
Provision for loan losses	1,100	1,700

Net interest income after provision for loan losses	16,089	17,405

Other income:
Loan servicing income	156	138
Fees and service charges	3,093	2,943
Net (loss) gain on sales of loans available for sale	(174)	972
Net gain (loss) from other real estate owned	2	(50)
Income from Bank Owned Life Insurance	315	306
Other	17	2

Total other income	3,409	4,311

Operating expenses:
Compensation and employee benefits	6,578	6,837
Occupancy	1,363	1,304
Equipment	638	595
Marketing	250	346
Federal deposit insurance	524	531
Data processing	973	943
Check card processing	411	299
Professional fees	611	652
Other operating expense	1,317	1,433

Total operating expenses	12,665	12,940

Income before provision for income taxes	6,833	8,776
Provision for income taxes	2,397	3,129

Net income	$4,436	$5,647

Basic earnings per share	$0.26	$0.31

Diluted earnings per share	$0.26	$0.31

Average basic shares outstanding	17,285	18,064

Average diluted shares outstanding	17,324	18,108

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended March 31,
	2013	2012
	(Unaudited)
Net income	$4,436	$5,647
Other comprehensive income:
Unrealized gain on securities (net of tax expense $539 in 2013 and $1,003 in 2012)	780	1,364

Total comprehensive income	$5,216	$7,011

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2011	$—	$336	$262,812	$186,666	$(2,468)	$(4,193)	$(226,304)	$(871)	$871	$216,849
Net income	—	—	—	5,647	—	—	—	—	—	5,647
Unrealized gain on securities (net of tax expense $1,003)	—	—	—	—	1,364	—	—	—	—	1,364
Tax expense of stock plans	—	—	(2)	—	—	—	—	—	—	(2)
Stock awards	—	—	175	—	—	—	—	—	—	175
Treasury stock allocated to restricted stock plan	—	—	(282)	42	—	—	240	—	—	—
Purchased 113,500 shares of common stock	—	—	—	—	—	—	(1,565)	—	—	(1,565)
Allocation of ESOP stock	—	—	47	—	—	72	—	—	—	119
Cash dividend $0.12 per share	—	—	—	(2,176)	—	—	—	—	—	(2,176)
Exercise of stock options	—	—	—	(6)	—	—	66	—	—	60
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	192	(192)	—

Balance at March 31, 2012	$—	$336	$262,750	$190,173	$(1,104)	$(4,121)	$(227,563)	$(679)	$679	$220,471

Balance at December 31, 2012	$—	$336	$262,704	$198,109	$49	$(3,904)	$(237,502)	$(647)	$647	$219,792
Net income	—	—	—	4,436	—	—	—	—	—	4,436
Unrealized gain on securities (net of tax expense $539)	—	—	—	—	780	—	—	—	—	780
Stock awards	—	—	157	—	—	—	—	—	—	157
Treasury stock allocated to restricted stock plan	—	—	(274)	11	—	—	263	—	—	—
Purchased 254,340 shares of common stock	—	—	—	—	—	—	(3,642)	—	—	(3,642)
Allocation of ESOP stock	—	—	48	—	—	72	—	—	—	120
Cash dividend $0.12 per share	—	—	—	(2,089)	—	—	—	—	—	(2,089)
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(4)	4	—

Balance at March 31, 2013	$—	$336	$262,635	$200,467	$829	$(3,832)	$(240,881)	$(651)	$651	$219,554

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$4,436	$5,647

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	680	628
Allocation of ESOP stock	120	119
Stock awards	157	175
Amortization of servicing asset	386	410
Net premium amortization in excess of discount accretion on securities	966	800
Net amortization of deferred costs and discounts on loans	162	192
Provision for loan losses	1,100	1,700
Provision for repurchased loans and loss sharing obligations	975	150
Net (gain) loss on sale of other real estate owned	(21)	30
Net gain on sales of loans	(801)	(1,122)
Proceeds from sales of mortgage loans held for sale	36,284	44,116
Mortgage loans originated for sale	(33,191)	(38,117)
Proceeds from Bank Owned Life Insurance	—	158
Increase in value of Bank Owned Life Insurance	(315)	(306)
(Increase) decrease in interest and dividends receivable	(119)	51
Increase in other assets	(242)	(673)
Increase in other liabilities	2,042	3,277

Total adjustments	8,183	11,588

Net cash provided by operating activities	12,619	17,235

Cash flows from investing activities:
Net decrease in loans receivable	20,002	5,998
Purchase of investment securities available for sale	(7,016)	(1,777)
Purchase of mortgage-backed securities available for sale	(81,467)	(45,977)
Principal repayments on mortgage-backed securities available for sale	30,949	28,860
Proceeds from maturities of investment securities available for sale	7,657	2,668
(Increase) decrease in Federal Home Loan Bank of New York stock	(59)	413
Proceeds from sales of other real estate owned	992	169
Purchases of premises and equipment	(833)	(595)

Net cash used in investing activities	(29,775)	(10,241)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2013	2012
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$20,623	$(25,639)
Increase in short-term borrowings	10,520	2,693
Repayments of Federal Home Loan Bank advances	—	(21,000)
Increase in advances by borrowers for taxes and insurance	561	1,203
Exercise of stock options	—	60
Purchase of treasury stock	(3,642)	(1,565)
Dividends paid	(2,089)	(2,176)
Tax expense of stock plans	—	(2)

Net cash provided by (used in) financing activities	25,973	(46,426)

Net increase (decrease) in cash and due from banks	8,817	(39,432)
Cash and due from banks at beginning of period	62,544	77,527

Cash and due from banks at end of period	$71,361	$38,095

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,858	$3,826
Income taxes	275	12
Non-cash activities:
Loans charged-off, net	1,116	1,689
Transfer of loans receivable to other real estate owned	574	267

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for all of 2013. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2012.

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Weighted average shares issued net of Treasury shares	17,832	18,651
Less: Unallocated ESOP shares	(459)	(493)
Unallocated incentive award shares and shares held by deferred compensation plan	(88)	(94)

Average basic shares outstanding	17,285	18,064
Add: Effect of dilutive securities:
Shares held by deferred compensation plan	39	44

Average diluted shares outstanding	17,324	18,108

For the three months ended March 31, 2013 and 2012, antidilutive stock options of 1,109,000 and 2,043,000, respectively, were excluded from earnings per share calculations.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at March 31, 2013 and December 31, 2012 are as follows (in thousands):

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. agency obligations	$138,030	$855	$—	$138,885
State and municipal obligations	24,867	38	(16)	24,889
Corporate debt securities	55,000	—	(9,913)	45,087
Equity investments	4,992	698	(5)	5,685

	$222,889	$1,591	$(9,934)	$214,546

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. agency obligations	$138,105	$945	$—	$139,050
State and municipal obligations	25,856	5	(81)	25,780
Corporate debt securities	55,000	—	(11,530)	43,470
Equity investments	4,992	424	(123)	5,293

	$223,953	$1,374	$(11,734)	$213,593

There were no realized gains or losses on the sale of investment securities available for sale for the three months ended March 31, 2013 and 2012.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at March 31, 2013 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2013, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $45.1 million, respectively, were callable prior to the maturity date.

March 31, 2013	Amortized Cost	Estimated Market Value
Less than one year	$47,139	$47,410
Due after one year through five years	115,758	116,364
Due after five years through ten years	—	—
Due after ten years	55,000	45,087

	$217,897	$208,861

The estimated market value and unrealized loss for investment securities available for sale at March 31, 2013 and December 31, 2012 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2013	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
State and municipal obligations	$5,195	$(16)	$—	$—	$5,195	$(16)
Corporate debt securities	—	—	45,087	(9,913)	45,087	(9,913)
Equity investments	744	(5)	—	—	744	(5)

	$5,939	$(21)	$45,087	$(9,913)	$51,026	$(9,934)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
State and municipal obligations	$15,918	$(81)	$—	$—	$15,918	$(81)
Corporate debt securities	—	—	43,470	(11,530)	43,470	(11,530)
Equity investments	1,264	(123)	—	—	1,264	(123)

	$17,182	$(204)	$43,470	$(11,530)	$60,652	$(11,734)

At March 31, 2013, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$11,925	Ba2/BB+
Chase Capital	10,000	8,350	Baa2/BBB
Wells Fargo Capital	5,000	4,225	A3/A-
Huntington Capital	5,000	3,950	Baa3/BB+
Keycorp Capital	5,000	4,100	Baa3/BBB-
PNC Capital	5,000	4,262	Baa2/BBB
State Street Capital	5,000	4,200	A3/BBB+
SunTrust Capital	5,000	4,075	Baa3/BB+

	$55,000	$45,087

At March 31, 2013, the market value of each corporate debt security was below cost. However, the estimated market value of the corporate debt securities portfolio increased over prior periods. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba2 as rated by one of the internationally recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities , the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at March 31, 2013. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Recently, credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

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

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio from the 2008 lows, the capital position of the issuers and the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at March 31, 2013.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at March 31, 2013 and December 31, 2012 are as follows (in thousands):

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$150,415	$1,586	$(103)	$151,898
FNMA	222,189	8,144	(84)	230,249
GNMA	785	202	—	987

	$373,389	$9,932	$(187)	$383,134

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FHLMC	$118,294	$1,284	$(53)	$119,525
FNMA	204,296	9,017	(11)	213,302
GNMA	824	206	—	1,030

	$323,414	$10,507	$(64)	$333,857

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three months ended March 31, 2013 and 2012.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at March 31, 2013 and December 31, 2012, segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2013	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$32,086	$(103)	$—	$—	$32,086	$(103)
FNMA	19,659	(84)	—	—	19,659	(84)

	$51,745	$(187)	$—	$—	$51,745	$(187)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
FHLMC	$16,186	$(53)	$—	$—	$16,186	$(53)
FNMA	4,871	(11)	—	—	4,871	(11)

	$21,057	$(64)	$—	$—	$21,057	$(64)

The mortgage-backed securities are issued and guaranteed by either FHLMC or FNMA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that unrealized losses on these available for sale securities were only temporarily impaired at March 31, 2013.

Note 5. Loans Receivable, Net

Loans receivable, net at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Real estate:
One-to-four family	$784,929	$802,959
Commercial real estate, multi family and land	470,504	475,155
Residential construction	10,947	9,013
Consumer	192,606	198,143
Commercial	63,747	57,967

Total loans	1,522,733	1,543,237
Loans in process	(4,846)	(3,639)
Deferred origination costs, net	3,969	4,112
Allowance for loan losses	(20,494)	(20,510)

Loans receivable, net	$1,501,362	$1,523,200

At March 31, 2013 and December 31, 2012, loans in the amount of $47,437,000 and $43,374,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At March 31, 2013, the impaired loan portfolio totaled $38,312,000 for which there was a specific allocation in the allowance for loan losses of $3,143,000. At December 31, 2012, the impaired loan portfolio totaled $37,546,000 for which there was a specific allocation in the allowance for loan losses of $2,554,000. The average balance of impaired loans for the three months ended March 31, 2013 and 2012 was $38,187,000 and $28,733,000, respectively.

An analysis of the allowance for loan losses for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$20,510	$18,230
Provision charged to operations	1,100	1,700
Charge-offs	(1,361)	(1,800)
Recoveries	245	111

Balance at end of period	$20,494	$18,241

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2013 and 2012 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510
Provision (benefit) charged to operations	830	324	(94)	(21)	61	1,100
Charge-offs	(950)	—	(176)	(235)	—	(1,361)
Recoveries	64	25	154	2	—	245

Balance at end of period	$5,185	$9,286	$2,148	$1,094	$2,781	$20,494

For the three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$5,370	$8,474	$1,461	$900	$2,025	$18,230
Provision charged to operations	140	108	772	323	357	1,700
Charge-offs	(1,375)	(47)	(378)	—	—	(1,800)
Recoveries	29	74	6	2	—	111

Balance at end of period	$4,164	$8,609	$1,861	$1,225	$2,382	$18,241

March 31, 2013
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$166	$2,457	$520	$—	$—	$3,143
Collectively evaluated for impairment	5,019	6,829	1,628	1,094	2,781	17,351

Total ending allowance balance	$5,185	$9,286	$2,148	$1,094	$2,781	$20,494

Loans:
Loans individually evaluated for impairment	$22,303	$13,057	$2,663	$289	$—	$38,312
Loans collectively evaluated for impairment	773,573	457,447	189,943	63,458	—	1,484,421

Total ending loan balance	$795,876	$470,504	$192,606	$63,747	$—	$1,522,733

December 31, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$179	$1,834	$541	$—	$—	$2,554
Collectively evaluated for impairment	5,062	7,103	1,723	1,348	2,720	17,956

Total ending allowance balance	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510

Loans:
Loans individually evaluated for impairment	$22,427	$12,116	$2,712	$291	$—	$37,546
Loans collectively evaluated for impairment	789,545	463,039	195,431	57,676	—	1,505,691

Total ending loan balance	$811,972	$475,155	$198,143	$57,967	$—	$1,543,237

A summary of impaired loans at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Impaired loans with no allocated allowance for loan losses	$25,815	$25,513
Impaired loans with allocated allowance for loan losses	12,497	12,033

	$38,312	$37,546

Amount of the allowance for loan losses allocated	$3,143	$2,554

At March 31, 2013, impaired loans include troubled debt restructuring loans of $35,615,000 of which $16,328,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2012, impaired loans include troubled debt restructuring loans of $35,893,000 of which $17,733,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of March 31, 2013
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,945	$11,245	$—
Originated by mortgage company	7,956	7,631	—
Originated by mortgage company—non-prime	2,781	2,197	—
Commercial real estate:
Commercial	2,694	2,657	—
Construction and land	—	—	—
Consumer	2,088	1,796	—
Commercial	289	289	—

	$27,753	$25,815	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$828	$828	$131
Originated by mortgage company	402	402	35
Originated by mortgage company—non-prime	—	—	—
Commercial real estate:
Commercial	10,047	9,928	2,440
Construction and land	472	472	17
Consumer	870	867	520
Commercial	—	—	—

	$12,619	$12,497	$3,143

As of December 31, 2012
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,200	$10,956	$—
Originated by mortgage company	7,210	7,061	—
Originated by mortgage company—non-prime	2,335	2,251	—
Commercial real estate:
Commercial	2,722	2,691	—
Construction and land	482	482	—
Consumer	1,956	1,781	—
Commercial	291	291	—

	$26,196	$25,513	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate:
Originated by Bank	$1,761	$1,755	$142
Originated by mortgage company	404	404	37
Originated by mortgage company—non-prime	—	—	—
Commercial real estate:
Commercial	9,022	8,943	1,834
Construction and land	—	—	—
Consumer	934	931	541
Commercial	—	—	—

	$12,121	$12,033	$2,554

	Three months ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,622	$93	$9,375	$99
Originated by mortgage company	7,338	72	4,789	50
Originated by mortgage company—non-prime	2,224	3	2,412	1
Commercial real estate:
Commercial	2,674	31	2,378	—
Construction and land	—	—	—	—
Consumer	1,794	15	712	10
Commercial	290	2	424	—

	$25,942	$216	$20,090	$160

With an allowance recorded:
Residential real estate:
Originated by Bank	$828	$11	$197	$—
Originated by mortgage company	402	7	389	4
Originated by mortgage company—non-prime	—	—	—	—
Commercial real estate:
Commercial	9,675	74	7,926	—
Construction and land	472	—	—	—
Consumer	868	14	131	1
Commercial	—	—	—	—

	$12,245	$106	$8,643	$5

The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Residential real estate:
Originated by Bank	$16,754	$13,156
Originated by mortgage company	10,041	10,477
Originated by mortgage company—non-prime	2,772	2,888
Residential construction	—	—
Commercial real estate:
Commercial	12,246	11,085
Construction and land	472	482
Consumer	4,680	4,540
Commercial	472	746

	$47,437	$43,374

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

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2013
Residential real estate:
Originated by Bank	$3,192	$2,581	$15,570	$21,343	$650,383	$671,726
Originated by mortgage company	3,106	840	9,909	13,855	95,234	109,089
Originated by mortgage company—non-prime	122	321	2,255	2,698	1,416	4,114
Residential construction	—	—	—	—	10,947	10,947
Commercial real estate:
Commercial	5,746	59	2,361	8,166	449,349	457,515
Construction and land	—	625	472	1,097	11,892	12,989
Consumer	961	129	4,585	5,675	186,931	192,606
Commercial	—	72	112	184	63,563	63,747

	$13,127	$4,627	$35,264	$53,018	$1,469,715	$1,522,733

December 31, 2012
Residential real estate:
Originated by Bank	$5,863	$782	$10,624	$17,269	$666,833	$684,102
Originated by mortgage company	2,870	7	10,294	13,171	101,437	114,608
Originated by mortgage company—non-prime	431	47	2,369	2,847	1,402	4,249
Residential construction	—	—	—	—	9,013	9,013
Commercial real estate:
Commercial	2,422	608	2,863	5,893	457,394	463,287
Construction and land	—	—	482	482	11,386	11,868
Consumer	719	576	4,457	5,752	192,391	198,143
Commercial	—	—	112	112	57,855	57,967

	$12,305	$2,020	$31,201	$45,526	$1,497,711	$1,543,237

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. Loans not rated are included in groups of homogeneous loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial real estate:
Commercial	$423,915	$1,775	$30,963	$862	$457,515
Construction and land	12,011	506	472	—	12,989
Commercial	63,374	—	373	—	63,747

	$499,300	$2,281	$31,808	$862	$534,251

December 31, 2012
Commercial real estate:
Commercial	$429,393	$1,775	$31,275	$844	$463,287
Construction and land	10,880	506	482	—	11,868
Commercial	57,341	—	391	235	57,967

	$497,614	$2,281	$32,148	$1,079	$533,122

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2013 and December 31, 2012 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
March 31, 2013
Performing	$654,972	$99,048	$1,342	$10,947	$187,926
Non-performing	16,754	10,041	2,772	—	4,680

	$671,726	$109,089	$4,114	$10,947	$192,606

December 31, 2012
Performing	$670,946	$104,131	$1,361	$9,013	$193,603
Non-performing	13,156	10,477	2,888	—	4,540

	$684,102	$114,608	$4,249	$9,013	$198,143

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at March 31, 2013 and December 31, 2012 were $19,287,000 and $18,160,000, respectively, of troubled debt restructurings. At March 31, 2013 and December 31, 2012, the Company has allocated $2,410,000 and $2,418,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at March 31, 2013 and December 31, 2012, which totaled $16,328,000 and $17,733,000, respectively. Non-accruing and accruing troubled debt restructurings were adversely impacted at March 31, 2013 by $2,877,000 and $5,164,000, respectively, and at December 31, 2012 by $1,704,000 and

$6,291,000, respectively, due to the implementation of new guidance issued by the Bank’s regulator, the Office of the Comptroller of the Currency (“OCC”). The amount now includes one-to-four family and consumer loans where the borrower’s obligation was discharged due to bankruptcy. The updated guidance requires the Company to include certain loans as troubled debt restructurings due to the discharge of the borrower’s debt. These loans continue to make payments as agreed and the Bank retains its security interest in the real estate collateral. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2013 and 2012, and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$83	$75
Consumer	1	2	2

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	2	$772	$679
Commercial real estate:
Commercial	2	1,284	1,237

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

Note 6. Reserve for Repurchased Loans and Loss Sharing Obligations

An analysis of the reserve for repurchased loans and loss sharing obligations for the three months ended March 31, 2013 and 2012 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$1,203	$705
Provision charged to operations	975	150
Loss on loans repurchased, settlements or payments under loss sharing arrangements	(695)	—
Recoveries	205	—

Balance at end of period	$1,688	$855

The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to outstanding loan repurchase requests, additional repurchase requests which may be received on loans previously sold to investors and other loss sharing obligations. In establishing the reserve for repurchased loans and loss sharing obligations, the Company considered all types of sold loans. The Company prepares a comprehensive analysis of the adequacy of the reserve for repurchased loans and loss sharing obligations at each quarter-end. The reserve includes a specific loss estimate on the outstanding loan repurchase requests based on the estimated fair value of the underlying collateral modified by the likelihood of loss which was estimated based on historical experience. The reserve also includes a general loss estimate based on an estimate of loans likely to be returned for repurchase and the estimated loss on those loans. Finally, the reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the Federal Home Loan Bank relating to loans sold into their Mortgage Partnership Finance (“MPF”) program. Under this program, the Bank and the FHLB share credit risk for loans sold. The first loss position, equal to 1% of the aggregate amount of the loan pool, is absorbed by the FHLB through a reduction in credit enhancement fees paid to the Bank. The second loss position, generally covering the next 1.5% to 4.0% of the aggregate loan pool, is absorbed by the Bank. Loan losses above the combination of these two thresholds are fully absorbed by the FHLB. In establishing the reserve, the Company considered recent and historical experience, product type and volume of loan sales and the general economic environment.

The reserve for repurchased loans and loss sharing obligations was $1.7 million at March 31, 2013, a $485,000 increase from December 31, 2012 due to a general provision of $100,000 for repurchase requests, an additional provision relating to loans sold to the FHLB, incurred losses relating to the FHLB loan sales, a comprehensive settlement with one investor relating to existing and anticipated loan repurchase requests, and recoveries of previously charged-off amounts. For the three months ended March 31, 2013, the Bank recognized actual losses for the first time under the MPF program of $245,000 on two loans in a single pool. In light of these realized losses, the Bank performed an analysis of additional loss exposure and determined that additional covered losses within that loan pool were likely and recorded an additional provision of $875,000. The analysis also revealed the actual losses of $245,000 and the general provision of $875,000 related to asset quality deterioration in the loan pool should have been recognized in prior periods; however these amounts were not considered material to such periods. The Bank’s maximum remaining loss exposure on all loans sold to the FHLB is $1.8 million, although the Bank’s reserve includes an estimate of expected future losses. Therefore, additional losses will only be recognized if loan performance deteriorates beyond expectations. The reserve was reduced by a cash payment of $450,000 as part of a comprehensive settlement with a single investor which settled seven outstanding loan repurchase requests and terminated the right of the investor to make any future claims for repurchase. The anticipated loss on this comprehensive settlement was considered in establishing the reserve at December 31, 2012. The Bank also recognized $205,000 in recoveries relating to amounts previously charged-off. At March 31, 2013, there were six outstanding loan repurchase requests which the Company is disputing on loans with a total principal balance of $1.8 million, as compared to 12 outstanding loan repurchase requests with a principal balance of $3.6 million at December 31, 2012.

Note 7. Deposits

The major types of deposits at March 31, 2013 and December 31, 2012 were as follows (in thousands):

Type of Account	March 31, 2013	December 31, 2012
Non-interest-bearing	$201,784	$179,074
Interest-bearing checking	910,547	940,190
Money market deposit	124,797	118,154
Savings	285,815	256,035
Time deposits	217,351	226,218

Total deposits	$1,740,294	$1,719,671

Included in time deposits at March 31, 2013 and December 31, 2012, is $55,414,000 and $57,871,000, respectively, in deposits of $100,000 and over.

Note 8. Recent Accounting Pronouncements

Accounting Standards Update No. 2013-02, “Comprehensive Income – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012. For the three months ended March 31, 2013, the Company had no reclassifications out of accumulated other comprehensive income and into net income.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2013. The fair value hierarchy is as follows:

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

Level 3 Inputs—Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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

Other Real Estate Owned and Impaired Loans

Other real estate owned, and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs of 20% and 15%, respectively. Fair value is based on independent appraisals.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2013
Items measured on a recurring basis:
Investment securities available for sale:
U.S. agency obligations	$138,885	$—	$138,885	$—
State and municipal obligations	24,889	—	24,889	—
Corporate debt securities	45,087	—	45,087	—
Equity investments	5,685	5,685	—	—
Mortgage-backed securities available for sale	383,134	—	383,134	—
Items measured on a non-recurring basis:
Other real estate owned	2,813	—	—	2,813
Loans measured for impairment based on the fair value of the underlying collateral	12,497	—	—	12,497

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Items measured on a recurring basis:
Investment securities available for sale:
U.S. agency obligations	$139,050	$—	$139,050	$—
State and municipal obligations	25,780	—	25,780	—
Corporate debt securities	43,470	—	43,470	—
Equity investments	5,293	5,293	—	—
Mortgage-backed securities available for sale	333,857	—	333,857	—
Items measured on a non-recurring basis:
Other real estate owned	3,210	—	—	3,210
Loans measured for impairment based on the fair value of the underlying collateral	12,033	—	—	12,033

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2013 and December 31, 2012 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2013
Financial Assets:
Cash and due from banks	$71,361	$71,361	$—	$—
Federal Home Loan Bank of New York stock	17,120	—	—	17,120
Loans receivable and mortgage loans held for sale	1,505,483	—	—	1,544,225
Financial Liabilities:
Deposits other than time deposits	1,522,943	—	1,522,943	—
Time deposits	217,351	—	222,070	—
Securities sold under agreements to repurchase with retail customers	71,311	71,311	—	—
Federal Home Loan Bank advances and other borrowings	252,500	—	257,677	—

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Financial Assets:
Cash and due from banks	$62,544	$62,544	$—	$—
Federal Home Loan Bank of New York stock	17,061	—	—	17,061
Loans receivable and mortgage loans held for sale	1,529,946	—	—	1,572,291
Financial Liabilities:
Deposits other than time deposits	1,493,453	—	1,493,453	—
Time deposits	226,218	—	231,445	—
Securities sold under agreements to repurchase with retail customers	60,791	60,791	—	—
Federal Home Loan Bank advances and other borrowings	252,500	—	258,577	—

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

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2012 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 27, 2012, the Company announced its intention to repurchase up to 901,002 shares or 5% of its outstanding common stock. Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	—	$—	—	834,784
February 1, 2013 through February 28, 2013	107,840	14.33	107,840	726,944
March 1, 2013 through March 31, 2013	146,500	14.32	146,500	580,444

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibits:

10.30	Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. (1)

10.31	Employment Agreement between Christopher D. Maher and OceanFirst Bank (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.
(1)	Incorporated herein by reference from Exhibit to Form 8-K filed on February 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 10, 2013	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: May 10, 2013	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	34

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	36

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.