Form 10-Q
period 2013-06-30
OCEANFIRST FINANCIAL CORP
filed 2013-08-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 17,604,117 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	June 30, 2013	December 31, 2012	June 30, 2012

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,305,664	$2,269,228	$2,287,532
Loans receivable, net	1,505,680	1,523,200	1,548,935
Deposits	1,703,746	1,719,671	1,708,376
Stockholders’ equity	216,278	219,792	218,836

SELECTED OPERATING DATA:

Net interest income	17,544	18,017	18,390
Provision for loan losses	800	3,100	1,700
Other income	4,741	4,492	4,545
Operating expenses	13,724	13,244	12,867
Net income	4,987	4,041	5,373
Diluted earnings per share	0.29	0.23	0.30

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	12.29	12.28	12.02
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.38%	9.69%	9.57%
Return on average assets (1)	0.87	0.70	0.94
Return on average stockholders’ equity (1)	9.06	7.36	9.79
Average interest rate spread	3.13	3.20	3.28
Net interest margin	3.21	3.29	3.39
Operating expenses to average assets (1)	2.38	2.30	2.26
Efficiency ratio	61.58	58.84	56.10

ASSET QUALITY:

Non-performing loans	$45,900	$43,374	$44,232
Non-performing assets	49,320	46,584	47,667
Allowance for loan losses as a percent of total loans receivable	1.36%	1.32%	1.12%
Allowance for loan losses as a percent of total non-performing loans	45.36	47.29	39.92
Non-performing loans as a percent of total loans receivable	3.00	2.80	2.82
Non-performing assets as a percent of total assets	2.14	2.05	2.08

(1)	Ratios are annualized

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank serving Ocean and Monmouth Counties in New Jersey. The term the “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from loan sales, loan servicing, loan originations, trust and asset management services, the sale of investment products, merchant credit card services, deposit accounts, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, data processing, federal deposit insurance and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. Beginning in the second half of 2011 and through the first quarter of 2013, the Company’s net interest margin has generally contracted. Due to the low interest rate environment, high loan refinance volume caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix has shifted as higher-yielding loans have decreased due to prepayments and the sale of newly-originated 30-year fixed-rate one-to-four family loans while lower-yielding securities have increased. Although high loan refinance volume and shifting asset mix continued into the second quarter of 2013, the Company’s net interest margin nonetheless expanded slightly as the Company invested excess liquidity and managed funding costs lower. Based upon current economic conditions, the Federal Reserve has indicated that it intends to keep short-term interest rates at current levels through mid-2015. Longer-term interest rates have recently increased, resulting in a steeper yield curve. While the impact of these factors on the Company’s financial results is difficult to predict, management anticipates further pressure on the net interest margin in subsequent quarters. In addition to the interest rate environment, the Company’s results are affected by national and local economic conditions. Recent economic indicators point to some improvement in the economy, which expanded modestly in 2012 and through the first half of 2013. Labor market conditions also improved as the national unemployment rate in the first half of 2013 decreased over prior year levels. Despite these signs, the overall economy remains weak and the unemployment rate remains at an elevated level. Additionally, housing values remain significantly below their peak levels in 2006. These economic conditions have generally had an adverse impact on the Company’s results of operations.

Highlights of the Company’s financial results for the three and six months ended June 30, 2013 were as follows:

Total assets increased to $2.306 billion at June 30, 2013, from $2.269 billion at December 31, 2012. Mortgage-backed securities available for sale increased by $58.7 million, to $392.6 million at June 30, 2013, as compared to $333.9 million at December 31, 2012. Loans receivable, net decreased $17.5 million at June 30, 2013, as compared to December 31, 2012 primarily due to prepayments and the sale of newly-originated 30-year fixed-rate one-to-four family loans. Deposits decreased by $15.9 million at June 30, 2013, as compared to December 31, 2012.

Net income for the three months ended June 30, 2013 decreased to $5.0 million, or $0.29 per diluted share, as compared to net income of $5.4 million, or $0.30 per diluted share for the corresponding prior year period due to higher operating expenses and lower net interest income, partly offset by a reduction in the provision for loan losses and higher other income.

Net interest income for the three months ended June 30, 2013 decreased to $17.5 million, as compared to $18.4 million in the same prior year period, reflecting a lower net interest margin partly offset by slightly higher interest-earning assets. The net interest margin decreased to 3.21% for the three months ended June 30, 2013, as compared to 3.39% for the corresponding prior year period and stabilized as compared to the 3.16% reported in the linked prior quarter.

The provision for loan losses was $800,000 for the three months ended June 30, 2013, as compared to $1.7 million in the same prior year period due to reductions in net charge-offs and loans receivable, net. The Company’s non-performing loans increased $2.5 million, to $45.9 million at June 30, 2013, from $43.4 million at December 31, 2012. The increase was expected as it was all related to loans adversely affected by superstorm Sandy which were identified and provided for in the fourth quarter of 2012.

Other income increased to $4.7 million for the three months ended June 30, 2013 as compared to $4.5 million in the same prior year period. Trust and asset management revenue, fees and service charges and the net gain (loss) from other real estate operations improved while the net gain on sales of loans and investment securities both declined.

The Company remains well-capitalized with a tangible common equity ratio of 9.38%.

Return on average stockholders’ equity was 9.06% for the three months ended June 30, 2013, as compared to 9.79% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months and six months ended June 30, 2013 and 2012. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$36,601	$19	0.21%	$57,068	$22	0.15%
Investment securities (1)	231,860	519	0.90	183,872	471	1.02
FHLB stock	17,143	169	3.94	17,654	200	4.53
Mortgage-backed securities (1)	399,694	2,026	2.03	360,650	2,235	2.48
Loans receivable, net (2)	1,500,980	17,428	4.64	1,553,103	19,121	4.92

Total interest-earning assets	2,186,278	20,161	3.69	2,172,347	22,049	4.06

Non-interest-earning assets	119,416			106,066

Total assets	$2,305,694			$2,278,413

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,318,230	438	0.13	$1,284,938	999	0.31
Time deposits	215,917	737	1.37	249,085	1,036	1.66

Total	1,534,147	1,175	0.31	1,534,023	2,035	0.53
Borrowed funds	326,720	1,442	1.77	335,206	1,624	1.94

Total interest-bearing liabilities	1,860,867	2,617	0.56	1,869,229	3,659	0.78

Non-interest-bearing deposits	208,915			173,276
Non-interest-bearing liabilities	15,719			16,313

Total liabilities	2,085,501			2,058,818
Stockholders’ equity	220,193			219,595

Total liabilities and stockholders’ equity	$2,305,694			$2,278,413

Net interest income		$17,544			$18,390

Net interest rate spread (3)			3.13%			3.28%

Net interest margin (4)			3.21%			3.39%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$61,140	$45	0.15%	$53,454	$43	0.16%
Investment securities (1)	227,527	1,039	0.91	181,554	960	1.06
FHLB stock	17,126	363	4.24	17,777	429	4.83
Mortgage-backed securities (1)	362,525	3,675	2.03	360,090	4,553	2.53
Loans receivable, net (2)	1,512,501	35,091	4.64	1,559,529	38,927	4.99

Total interest-earning assets	2,180,819	40,213	3.69	2,172,404	44,912	4.13

Non-interest-earning assets	118,786			104,844

Total assets	$2,299,605			$2,277,248

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,324,466	1,003	0.15	$1,284,433	1,916	0.30
Time deposits	218,544	1,498	1.37	252,542	2,137	1.69

Total	1,543,010	2,501	0.32	1,536,975	4,053	0.53
Borrowed funds	323,202	2,979	1.84	343,259	3,364	1.96

Total interest-bearing liabilities	1,866,212	5,480	0.59	1,880,234	7,417	0.79

Non-interest-bearing deposits	196,990			162,209
Non-interest-bearing liabilities	16,279			16,218

Total liabilities	2,079,481			2,058,661
Stockholders’ equity	220,124			218,587

Total liabilities and stockholders’ equity	$2,299,605			$2,277,248

Net interest income		$34,733			$37,495

Net interest rate spread (3)			3.10%			3.34%

Net interest margin (4)			3.19%			3.45%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets increased by $36.4 million to $2.306 billion at June 30, 2013, from $2.269 billion at December 31, 2012. Cash and due from banks decreased $20.2 million, to $42.4 million, as compared to $62.5 million at December 31, 2012. Mortgage-backed securities available for sale increased by $58.7 million, to $392.6 million at June 30, 2013, as compared to $333.9 million at December 31, 2012, as excess liquidity was invested.

Loans receivable, net, decreased by $17.5 million, to $1.506 billion at June 30, 2013 from $1.523 billion at December 31, 2012, primarily due to prepayments and sale of newly-originated 30-year fixed-rate one-to-four family loans.

Deposits decreased by $15.9 million, to $1.704 billion at June 30, 2013, from $1.720 billion at December 31, 2012. The mix of deposits changed as non-interest-bearing deposits and savings deposits increased by $40.9 million and $36.5 million, respectively, while interest-bearing checking and time deposits decreased $84.0 million and $14.0 million, respectively. Securities sold under agreements to repurchase with retail customers increased by $10.3 million, to $71.0 million at June 30, 2013, from $60.8 million at December 31, 2012. Federal Home Loan Bank (“FHLB”) advances increased $44.4 million, to $269.4 million at June 30, 2013, from $225.0 million at December 31, 2012.

Stockholders’ equity decreased to $216.3 million at June 30, 2013, as compared to $219.8 million at December 31, 2012. Net income for the period was offset by an increase in accumulated other comprehensive loss of $4.9 million related to the unrealized loss on securities available for sale caused by the recent rise in interest rates, the repurchase of 314,961 shares of common stock for $4.5 million (average cost per share of $14.33) and the cash dividends on common stock of $4.2 million. At June 30, 2013, there were 519,823 shares remaining to be repurchased under the stock repurchase program adopted in the fourth quarter of 2012. Tangible stockholders’ equity per common share increased to $12.29 at June 30, 2013 as compared to $12.28 at December 31, 2012 primarily due to the reduction in shares outstanding.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and June 30, 2012

General

Net income for the three months ended June 30, 2013 decreased to $5.0 million, or $0.29 per diluted share, as compared to net income of $5.4 million, or $0.30 per diluted share for the corresponding prior year period, due to higher operating expenses and lower net interest income, partly offset by reductions in the provision for loan losses and higher other income. Net income for the six months ended June 30, 2013 decreased to $9.4 million, or $0.55 per diluted share, as compared to net income of $11.0 million, or $0.61 per diluted share for the corresponding prior year period due to lower net interest income, lower other income and higher operating expenses, partly offset by a reduction in the provision for loan losses.

Interest Income

Interest income for the three and six months ended June 30, 2013 was $20.2 million and $40.2 million, respectively, as compared to $22.0 million and $44.9 million for the three and six months ended June 30, 2012. The yield on interest-earning assets declined to 3.69% for both the three and six months ended June 30, 2013, as compared to 4.06% and 4.13% for the same prior year periods. Average interest-earning assets increased by $13.9 million and $8.4 million for the three and six months ended June 30, 2013, as compared to the same prior year periods. The increases in average interest-earning assets were primarily due to the increases in average investment and mortgage-backed securities available for sale, which collectively increased $87.0 million and $48.4 million, respectively, for the three and six months ended June 30, 2013. These increases were partly offset by a decrease in average loans receivable, net, of $52.1 million and $47.0 million for the three and six months ended June 30, 2013, as compared to the same prior year period.

Interest Expense

Interest expense for the three and six months ended June 30, 2013 was $2.6 million and $5.5 million, respectively, as compared to $3.7 million and $7.4 million for the three and six months ended June 30, 2012. The cost of interest-bearing liabilities decreased to 0.56% and 0.59%, respectively, for the three and six months ended June 30, 2013 as compared to 0.78% and 0.79%, respectively, in the same prior year periods. Average interest-bearing liabilities decreased by $8.4 million and $14.0 million for the three and six months ended June 30, 2013, as compared to the same prior year periods. The decreases were due to declines in average borrowed funds of $8.5 million and $20.1 million, respectively, and average time deposits of $33.2 million and $34.0 million, respectively, for the three and six months ended June 30, 2013 as compared to the same prior year periods, partly offset by an increase in average transaction deposits of $33.3 million and $40.0 million. The growth in average interest-earning assets was funded by increases in average non-interest-bearing deposits of $35.6 million and $34.8 million, respectively, for the three and six months ended June 30, 3013 as compared to the same prior year periods.

Net Interest Income

Net interest income for the three and six months ended June 30, 2013 decreased to $17.5 million and $34.7 million, respectively, as compared to $18.4 million and $37.5 million in the same prior year periods, reflecting a lower net interest margin partly offset by slightly higher interest-earning assets. The net interest margin decreased to 3.21% and 3.19%, respectively, for the three and six months ended June 30, 2013, from 3.39% and 3.45% in the same prior year periods due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding investment and mortgage-backed securities available for sale. High loan refinance volume also caused yields on loans and mortgage-backed securities to trend downward.

Provision for Loan Losses

For the three and six months ended June 30, 2013, the provision for loan losses was $800,000 and $1.9 million, respectively, as compared to $1.7 million and $3.4 million, respectively, for the corresponding prior year periods. The decrease for the three and six months ended June 30, 2013 was partly due to reductions of $1.8 million and $2.4 million, respectively, in net charge-offs as compared to the same prior year periods and a reduction in loans receivable, net at June 30, 2013 as compared to both December 31, 2012 and June 30, 2012. Non-performing loans increased $2.5 million at June 30, 2013 as compared to December 31, 2012, driven fully by an increase of $3.7 million in loans adversely affected by superstorm Sandy. These loans were identified at December 31, 2012 and potential losses were provided for at that time.

Other Income

Other income increased to $4.7 million for the three months ended June 30, 2013 as compared to $4.5 million in the same prior year period. For the six months ended June 30, 2013, other income decreased to $8.2 million as compared to $8.9 million in the same prior year period. For both the three and six months ended June 30, 2013 trust and asset management revenue, fees and service charges and the net gain (loss) from other real estate operations improved while the net gain on sales of loans available for sale and the net gain on the sale of investment securities available for sale declined. Effective January 1, 2013, income from the origination of reverse mortgage loans is classified as part of fees and service charges as compared to inclusion in the net gain on the sale of loans in the prior period as the Bank no longer closes these loans in its name. The amount of reverse mortgage fees included in fees and service charges for the three and six months ended June 30, 2013 was $180,000 and $345,000, respectively. For the three and six months ended June 30, 2013, trust and asset management revenue and fees and service charges, exclusive of fees on reverse mortgage loans, increased $222,000 and $206,000, respectively. Increases in trust and asset management revenue and bankcard service fees were partly offset by decreases in fees from investment services and deposit accounts. The net gain (loss) from other real estate operations improved $121,000 and $175,000, respectively, for the three and six months ended June 30, 2013, as compared to the same prior year periods. For the three and six months ended June 30, 2013, the net gain on the sale of loans decreased to $735,000 and $561,000, respectively, as compared to $947,000 and $1.9 million in the same prior year periods due to the reclassification of reverse mortgage income and a decrease in loan sale volume. Additionally, the net gain on the sale of loans for the six months ended June 30, 2013 was adversely impacted by an addition of $975,000 to the reserve for repurchased loans and loss sharing obligations as compared to an addition of $250,000 in the same prior year period. For the three months ended June 30, 2013, there was no provision for repurchased loans and loss sharing obligations as compared to $100,000 in the same prior year period. (Refer to Note 6. Reserve for Repurchased Loans and Loss Sharing Obligations.) Finally, for both the three and six months ended June 30, 2013, the net gain on sales of investment securities available for sale decreased to $42,000 from $226,000 in the same prior year periods.

Operating Expenses

Operating expenses increased to $13.7 million and $26.4 million, respectively, for the three and six months ended June 30, 2013, as compared to $12.9 million and $25.8 million for the corresponding prior year periods. Compensation and employee benefits expense for the three and six months ended June 30, 2013 was adversely impacted by recruiting costs and by the decrease in mortgage loan closings from the prior year levels. Lower loan closings in the current periods decreased deferred loan expense, net of sales commissions to mortgage loan representatives, which is reflected as an increase in compensation expense. Compensation and employee benefits expense benefited from a reduction in incentive plan expense of $226,000 and $605,000, respectively, for the three and six months ended June 30, 2013 as compared to the same prior year periods. Professional fees for the three and six months ended June 30, 2013 were adversely impacted by $175,000 in non-recurring professional fees.

Provision for Income Taxes

Income tax expense was $2.8 million and $5.2 million, respectively, for the three and six months ended June 30, 2013, as compared to $3.0 million and $6.1 million for the same prior year periods. The effective tax rate was 35.7% and 35.4% for the three and six months ended June 30, 2013 as compared to 35.8% and 35.7%, respectively, in the same prior year periods.

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

At June 30, 2013, the Company had $80.4 million of overnight borrowings from the FHLB compared to none at December 31, 2012. The Company periodically utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings of $269.4 million and $225.0 million, respectively, at June 30, 2013 and December 31, 2012.

The Company’s cash needs for the six months ended June 30, 2013 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and short-term borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to fund deposit outflows. The Company’s cash needs for the six months ended June 30, 2012 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and proceeds from maturities of investment securities. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to reduce FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2013, outstanding commitments to originate loans totaled $106.8 million; outstanding unused lines of credit totaled $244.4 million; and outstanding commitments to sell loans totaled $7.5 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $130.2 million at June 30, 2013. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the six months ended June 30, 2013, the Company repurchased 314,961 shares of common stock at a total cost of $4.5 million compared with repurchases of 513,737 shares at a cost of $7.3 million for the six months ended June 30, 2012. At June 30, 2013, there were 519,823 shares remaining to be repurchased under the existing stock repurchase program.

Cash dividends on common stock declared and paid during the first six months of 2013 were $4.2 million, as compared to $4.3 million in the same prior year period. On July 17, 2013, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on August 9, 2013, to stockholders of record at the close of business on July 29, 2013.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the six months ended June 30, 2013, the Company received a dividend payment of $8.0 million from the Bank. At June 30, 2013, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $4.0 million in dividends from the Bank to the Holding Company over the next quarter, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises during the period. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At June 30, 2013, OceanFirst Financial Corp. held $17.1 million in cash and $6.9 million in investment securities available for sale.

As of June 30, 2013, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible capital	$218,068	9.43%	$34,671	1.50%
Core capital	218,068	9.43	92,456	4.00
Tier 1 risk-based capital	218,068	14.94	58,403	4.00
Total risk-based capital	236,351	16.19	116,807	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

In July 2013 the Federal banking agencies adopted a new capital rule which implements higher minimum capital requirements for all banking institutions. The rule becomes effective on January 1, 2015 with a transition period through January 1, 2019. The Bank is currently in compliance with the new capital requirements.

At June 30, 2013, the Company maintained tangible common equity of $216.3 million, for a tangible common equity to assets ratio of 9.38%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $7.5 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2013 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$367,941	$216,441	$119,000	$10,000	$22,500
Commitments to Originate Loans	106,781	106,781	—	—	—
Commitments to Fund Unused Lines of Credit	244,386	244,386	—	—	—

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

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$28,445	$26,521
Commercial real estate	11,864	11,567
Consumer	5,195	4,540
Commercial	396	746

Total non-performing loans	45,900	43,374
OREO, net	3,420	3,210

Total non-performing assets	$49,320	$46,584

Delinquent loans 30-89 days	$15,660	$11,437	(1)

(1)	Excludes $16.5 million of loans impacted by superstorm Sandy for which the Bank had granted a temporary payment plan.

Allowance for loan losses as a percent of total loans receivable	1.36%	1.32%
Allowance for loan losses as a percent of total non-performing loans	45.36	47.29
Non-performing loans as a percent of total loans receivable	3.00	2.80
Non-performing assets as a percent of total assets	2.14	2.05

The Company’s non-performing loans increased $2.5 million at June 30, 2013, as compared to December 31, 2012 due to the impact of superstorm Sandy which has caused substantial disruption in the Bank’s market area since October 29, 2012. The Bank increased its allowance for loan losses at December 31, 2012 by $1.8 million in expectation of potential losses from increasing levels of non-performing loans for borrowers impacted by superstorm Sandy. The Bank previously identified loans totaling $30.1 million which were adversely impacted by the storm, of which $3.7 million were 90 days or more delinquent at June 30, 2013.

Included in the non-performing loan total at June 30, 2013 was $19.5 million of troubled debt restructured loans, as compared to $18.2 million of troubled debt restructured loans at December 31, 2012. Non-performing loans are concentrated in one-to-four family loans which comprise 62.0% of the total. At June 30, 2013, the average weighted loan-to-value ratio of non-performing one-to-four family loans, after any related charge-offs, was 60% using appraisal values at time of origination and 79% using updated appraisal values. Appraisals are updated for all non-performing residential loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. At June 30, 2013, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 56% using appraisal values at time of origination. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey. The protracted foreclosure process delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral.

The largest non-performing loan relationship consists of several credits to a single borrower operating a marina, with an aggregate balance of $6.2 million. The loans are criticized due to weak, but improving, operating results. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. An appraisal of the commercial real estate performed in May 2011 values the collateral at $9.3 million. In November 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate in exchange for additional collateral. The loan was renewed in December 2012 at comparable terms. The borrower is current as to payments under the restructured terms but remains classified as a non-accrual loan due to continued uncertainty about the borrower’s ability to service the debt.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	June 30, 2013	December 31, 2012
Loans and other assets excluding investment securities:
Special Mention	$8,812	$6,245
Substandard	66,761	65,039
Doubtful	946	1,081
Investment securities:
Substandard	—	25,000

The largest Special Mention loan at June 30, 2013 is a commercial real estate mortgage to a local builder for $1.7 million which was current as to payments. The loan is well collateralized by residential property and several vacant lots. The largest Substandard loan relationship is the marina credit for $6.2 million noted above. The largest Doubtful asset with a balance of

$901,000 is a portion of a commercial real estate loan to a self-storage facility. The remaining balance of $1.3 million is rated Substandard. In September 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate and extended the payment term. All scheduled payments under the restructured terms have been made since that date. In addition to loan classifications, the Company previously classified select investment securities as Substandard, representing the amount with a credit rating below investment grade from one of the internationally-recognized credit rating services. These securities have consistently remained current as to principal and interest payments. During the first quarter of 2013, the Company performed, with the assistance of an independent expert, a detailed analysis relating to the collectability of these securities. The analysis concluded that the issuers of these securities have an adequate capacity to meet financial commitments as originally agreed for the projected life of the security, the risk of default is low and the full and timely repayment of principal and interest is expected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2013, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2013, the Company’s one-year gap was negative 3.89% as compared to positive 0.90% at December 31, 2012. The change from December 31, 2012 was due to the investment of excess short-term liquidity, a temporary increase in short-term funding through FHLB advances, and an expected slowdown in prepayments from loans and mortgage-backed securities.

At June 30, 2013	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$13,788	$—	$—	$—	$—	$13,788
Investment securities	64,190	41,292	85,165	38,612	7,178	236,437
FHLB stock	—	—	—	—	18,890	18,890
Mortgage-backed securities	59,784	50,150	112,768	88,347	80,028	391,077
Loans receivable (2)	311,397	376,667	405,095	182,525	249,660	1,525,344

Total interest-earning assets	449,159	468,109	603,028	309,484	355,756	2,185,536

Interest-bearing liabilities:
Money market deposit accounts	23,030	9,676	21,321	16,128	52,683	122,838
Savings accounts	61,742	25,131	49,994	37,840	117,816	292,523
Interest-bearing checking accounts	454,410	59,109	109,996	90,044	142,651	856,210
Time deposits	48,860	81,293	45,027	30,300	6,716	212,196
FHLB advances	95,400	50,000	114,000	10,000	—	269,400
Securities sold under agreements to repurchase	71,041	—	—	—	—	71,041
Other borrowings	22,500	—	5,000	—	—	27,500

Total interest-bearing liabilities	776,983	225,209	345,338	184,312	319,866	1,851,708

Interest sensitivity gap (3)	$(327,824)	$242,900	$257,690	$125,172	$35,890	$333,828

Cumulative interest sensitivity gap	$(327,824)	$(84,924)	$172,766	$297,938	$333,828	$333,828

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(15.00)%	(3.89)%	7.90%	13,63%	15.27%	15.27%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of June 30, 2013 and December 31, 2012. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2012 Form 10-K.

	June 30, 2013					December 31, 2012
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
300	$241,218	(12.6)%	11.2%	$64,306	(5.8)%	$248,847	(2.0)%	11.5%	$64,291	(4.3)%
200	256,619	(7.1)	11.6	66,530	(2.5)	260,055	2.4	11.7	66,484	(1.0)
100	268,433	(2.8)	11.8	67,680	(0.8)	263,429	3.7	11.6	67,311	0.2
Static	276,085	—	11.9	68,254	—	254,020	—	11.0	67,163	—
(100)	275,932	(0.1)	11.6	64,299	(5.8)	206,602	(18.7)	8.8	62,877	(6.4)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Cash and due from banks	$42,377	$62,544
Investment securities available for sale	226,753	213,593
Federal Home Loan Bank of New York stock, at cost	18,890	17,061
Mortgage-backed securities available for sale	392,575	333,857
Loans receivable, net	1,505,680	1,523,200
Mortgage loans held for sale	2,815	6,746
Interest and dividends receivable	6,310	5,976
Other real estate owned, net	3,420	3,210
Premises and equipment, net	23,019	22,233
Servicing asset	4,443	4,568
Bank Owned Life Insurance	53,814	53,167
Other assets	25,568	23,073

Total assets	$2,305,664	$2,269,228

Liabilities and Stockholders’ Equity

Deposits	$1,703,746	$1,719,671
Securities sold under agreements to repurchase with retail customers	71,041	60,791
Federal Home Loan Bank advances	269,400	225,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	7,807	7,386
Other liabilities	9,892	9,088

Total liabilities	2,089,386	2,049,436

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,602,816 and 17,894,929 shares outstanding at June 30, 2013 and December 31, 2012, respectively	336	336
Additional paid-in capital	262,871	262,704
Retained earnings	203,380	198,109
Accumulated other comprehensive (loss) gain	(4,842)	49
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,760)	(3,904)
Treasury stock, 15,963,956 and 15,671,843 shares at June 30, 2013 and December 31, 2012, respectively	(241,707)	(237,502)
Common stock acquired by Deferred Compensation Plan	(656)	(647)
Deferred Compensation Plan Liability	656	647

Total stockholders’ equity	216,278	219,792

Total liabilities and stockholders’ equity	$2,305,664	$2,269,228

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest income:
Loans	$17,428	$19,121	$35,091	$38,927
Mortgage-backed securities	2,026	2,235	3,675	4,553
Investment securities and other	707	693	1,447	1,432

Total interest income	20,161	22,049	40,213	44,912

Interest expense:
Deposits	1,175	2,035	2,501	4,053
Borrowed funds	1,442	1,624	2,979	3,364

Total interest expense	2,617	3,659	5,480	7,417

Net interest income	17,544	18,390	34,733	37,495

Provision for loan losses	800	1,700	1,900	3,400

Net interest income after provision for loan losses	16,744	16,690	32,833	34,095

Other income:
Loan servicing income	172	141	328	279
Trust and asset management revenue	528	369	955	703
Fees and service charges	2,856	2,613	5,522	5,223
Net gain on sales of investment securities available for sale	42	226	42	226
Net gain on sales of loans available for sale	735	947	561	1,918
Net gain (loss) from other real estate operations	74	(47)	77	(98)
Income from Bank Owned Life Insurance	332	295	647	601
Other	2	1	18	3

Total other income	4,741	4,545	8,150	8,855

Operating expenses:
Compensation and employee benefits	7,039	6,794	13,617	13,631
Occupancy	1,376	1,314	2,739	2,618
Equipment	690	635	1,328	1,230
Marketing	447	435	697	780
Federal deposit insurance	536	522	1,060	1,054
Data processing	962	881	1,935	1,824
Check card processing	423	337	834	636
Professional fees	703	526	1,314	1,178
Other operating expense	1,548	1,423	2,865	2,856

Total operating expenses	13,724	12,867	26,389	25,807

Income before provision for income taxes	7,761	8,368	14,594	17,143
Provision for income taxes	2,774	2,995	5,170	6,123

Net income	$4,987	$5,373	$9,424	$11,020

Basic earnings per share	$0.29	$0.30	$0.55	$0.61

Diluted earnings per share	$0.29	$0.30	$0.55	$0.61

Average basic shares outstanding	17,105	17,889	17,194	17,977

Average diluted shares outstanding	17,144	17,930	17,233	18,018

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income	$4,987	$5,373	$9,424	$11,020
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $3,900 and $3,361 in 2013 and tax expense of $343 and $1,346 in 2012)	(5,646)	586	(4,866)	1,950
Reclassification adjustment for gains included in net income (net of tax expense of $17 in 2013 and $92 in 2012)	(25)	(134)	(25)	(134)

Total comprehensive (loss) income	$(684)	$5,825	$4,533	$12,836

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2011	$—	$336	$262,812	$186,666	$(2,468)	$(4,193)	$(226,304)	$(871)	$871	$216,849
Net income	—	—	—	11,020	—	—	—	—	—	11,020
Unrealized gain on securities (net of tax expense $1,254)	—	—	—	—	1,816	—	—	—	—	1,816
Tax expense of stock plans	—	—	(2)	—	—	—	—	—	—	(2)
Stock awards	—	—	362	—	—	—	—	—	—	362
Treasury stock allocated to restricted stock plan	—	—	(282)	42	—	—	240	—	—	—
Purchased 513,737 shares of common stock	—	—	—	—	—	—	(7,314)	—	—	(7,314)
Allocation of ESOP stock	—	—	97	—	—	144	—	—	—	241
Cash dividend $0.24 per share	—	—	—	(4,342)	—	—	—	—	—	(4,342)
Exercise of stock options	—	—	—	(9)	—	—	215	—	—	206
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	187	(187)	—

Balance at June 30, 2012	$—	$336	$262,987	$193,377	$(652)	$(4,049)	$(233,163)	$(684)	$684	$218,836

Balance at December 31, 2012	$—	$336	$262,704	$198,109	$49	$(3,904)	$(237,502)	$(647)	$647	$219,792
Net income	—	—	—	9,424	—	—	—	—	—	9,424
Unrealized loss on securities (net of tax benefit $3,378)	—	—	—	—	(4,891)	—	—	—	—	(4,891)
Stock awards	—	—	328	—	—	—	—	—	—	328
Treasury stock allocated to restricted stock plan	—	—	(259)	4	—	—	255	—	—	—
Purchased 314,961 shares of common stock	—	—	—	—	—	—	(4,512)	—	—	(4,512)

Allocation of ESOP stock	—	—	98	—	—	144	—	—	—	242
Cash dividend $0.24 per share	—	—	—	(4,151)	—	—	—	—	—	(4,151)
Exercise of stock options	—	—	—	(6)	—	—	52	—	—	46
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(9)	9	—

Balance at June 30, 2013	$—	$336	$262,871	$203,380	$(4,842)	$(3,760)	$(241,707)	$(656)	$656	$216,278

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$9,424	$11,020

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,406	1,286
Allocation of ESOP stock	242	241
Stock awards	328	362
Amortization of servicing asset	752	814
Net premium amortization in excess of discount accretion on securities	1,912	1,580
Net amortization of deferred costs and discounts on loans	301	447
Provision for loan losses	1,900	3,400
Provision for repurchased loans and loss sharing obligations	975	250
Net gain on sale of other real estate owned	(157)	(25)
Net gain on sales of investment securities available for sale	(42)	(226)
Net gain on sales of loans	(1,536)	(2,168)
Proceeds from sales of mortgage loans held for sale	69,067	87,492
Mortgage loans originated for sale	(64,228)	(82,447)
Proceeds from Bank Owned Life Insurance	—	158
Increase in value of Bank Owned Life Insurance	(647)	(601)
Increase in interest and dividends receivable	(334)	(27)
Decrease in other assets	884	545
(Decrease) increase in other liabilities	(171)	2,339

Total adjustments	10,652	13,420

Net cash provided by operating activities	20,076	24,440

Cash flows from investing activities:
Net decrease in loans receivable	13,823	8,107
Purchase of investment securities available for sale	(27,088)	(41,617)
Purchase of mortgage-backed securities available for sale	(127,582)	(74,371)
Principal repayments on mortgage-backed securities available for sale	58,874	58,095
Proceeds from maturities of investment securities available for sale	13,176	12,521
Proceeds from sale of investment securities available for sale	603	1,221
(Increase) decrease in Federal Home Loan Bank of New York stock	(1,829)	124
Proceeds from sales of other real estate owned	1,443	690
Purchases of premises and equipment	(2,192)	(1,421)

Net cash used in investing activities	(70,772)	(36,651)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2013	2012
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(15,925)	$2,293
Increase in short-term borrowings	90,650	23,298
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayments of Federal Home Loan Bank advances	(46,000)	(41,000)
Increase in advances by borrowers for taxes and insurance	421	1,457
Exercise of stock options	46	206
Purchase of treasury stock	(4,512)	(7,314)
Dividends paid	(4,151)	(4,342)
Tax expense of stock plans	—	(2)

Net cash provided by (used in) financing activities	30,529	(25,404)

Net decrease in cash and due from banks	(20,167)	(37,615)

Cash and due from banks at beginning of period	62,544	77,527

Cash and due from banks at end of period	$42,377	$39,912

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,528	$7,537
Income taxes	5,461	5,818
Non-cash activities:
Loans charged-off, net	1,590	3,973
Transfer of loans receivable to other real estate owned	1,496	2,130

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for all of 2013. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted average shares issued net of Treasury shares	17,649	18,468	17,740	18,560
Less: Unallocated ESOP shares	(450)	(484)	(455)	(489)
Unallocated incentive award shares and shares held by deferred compensation plan	(94)	(95)	(91)	(94)

Average basic shares outstanding	17,105	17,889	17,194	17,977
Add: Effect of dilutive securities:
Shares held by deferred compensation plan	39	41	39	41

Average diluted shares outstanding	17,144	17,930	17,233	18,018

For the three months ended June 30, 2013 and 2012, antidilutive stock options of 1,149,000 and 1,975,000, respectively, were excluded from earnings per share calculations. For the six months ended June 30, 2013 and 2012, antidilutive stock options of 1,129,000 and 2,009,000, respectively, were excluded from earnings per share calculations.

Note 3. Investment Securities Available for Sale

The amortized cost and estimated market value of investment securities available for sale at June 30, 2013 and December 31, 2012 are as follows (in thousands):

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$148,199	$479	$(376)	$148,302
State and municipal obligations	27,047	14	(116)	26,945
Corporate debt securities	55,000	—	(10,438)	44,562
Equity investments	6,191	781	(28)	6,944

	$236,437	$1,274	$(10,958)	$226,753

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. agency obligations	$138,105	$945	$—	$139,050
State and municipal obligations	25,856	5	(81)	25,780
Corporate debt securities	55,000	—	(11,530)	43,470
Equity investments	4,992	424	(123)	5,293

	$223,953	$1,374	$(11,734)	$213,593

Realized gains on the sale of investment securities available for sale were $42,000 and $226,000, respectively, for the three and six months ended June 30, 2013 and 2012.

The amortized cost and estimated market value of investment securities available for sale, excluding equity investments, at June 30, 2013 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2013, investment securities available for sale with an amortized cost and estimated market value of $55.0 million and $44.6 million, respectively, were callable prior to the maturity date.

		Estimated
	Amortized	Market
June 30, 2013	Cost	Value

Less than one year	$50,482	$50,711
Due after one year through five years	123,777	123,585
Due after five years through ten years	987	951
Due after ten years	55,000	44,562

	$230,246	$219,809

The estimated market value and unrealized loss for investment securities available for sale at June 30, 2013 and December 31, 2012 segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2013	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. agency obligations	$56,007	$(376)	$—	$—	$56,007	$(376)
State and municipal obligations	11,978	(114)	1,183	(2)	13,161	(116)
Corporate debt securities	—	—	44,562	(10,438)	44,562	(10,438)
Equity investments	609	(28)	—	—	609	(28)

	$68,594	$(518)	$45,745	$(10,440)	$114,339	$(10,958)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

State and municipal obligations	$15,918	$(81)	$—	$—	$15,918	$(81)
Corporate debt securities	—	—	43,470	(11,530)	43,470	(11,530)
Equity investments	1,264	(123)	—	—	1,264	(123)

	$17,182	$(204)	$43,470	$(11,530)	$60,652	$(11,734)

At June 30, 2013, the amortized cost, estimated market value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Market Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$11,875	Ba2/BB+
Chase Capital	10,000	8,112	Baa2/BBB
Wells Fargo Capital	5,000	4,125	A3/A-
Huntington Capital	5,000	3,950	Baa3/BB+
Keycorp Capital	5,000	4,050	Baa3/BBB-
PNC Capital	5,000	4,100	Baa2/BBB
State Street Capital	5,000	4,200	A3/BBB+
SunTrust Capital	5,000	4,150	Baa3/BB+

	$55,000	$44,562

At June 30, 2013, the market value of each corporate debt security was below cost. However, the estimated market value of the corporate debt securities portfolio increased as compared to December 31, 2012. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba2 as rated by one of the internationally recognized credit rating services. These floating-rate securities were purchased during the period May 1998 to September 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on available for sale securities were only temporarily impaired at June 30, 2013. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Recently, credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, although these investment securities are available for sale, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

Capital markets in general and the market for these corporate securities in particular have been disrupted since the second half of 2007. In its analysis, the Company considered that the severity and duration of unrecognized losses was at least partly due to the illiquidity caused by market disruptions. Since that time, markets have stabilized partly due to steps taken by the U.S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation and foreign central banks to restore liquidity and confidence in the capital markets. Each of these issuers has been able to raise capital in recent years and the fair values of these securities have increased significantly since the lows reached in the second half of 2008.

Due to the reasons noted above, especially the continuing restoration of the capital markets, the improved valuation of the corporate securities portfolio from the 2008 lows, the capital position of the issuers and the uninterrupted payment of all contractually due interest, management has determined that only a temporary impairment existed at June 30, 2013.

Note 4. Mortgage-Backed Securities Available for Sale

The amortized cost and estimated market value of mortgage-backed securities available for sale at June 30, 2013 and December 31, 2012 are as follows (in thousands):

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FHLMC	$162,588	$623	$(2,354)	$160,857
FNMA	227,718	5,230	(2,175)	230,773
GNMA	771	174	—	945

	$391,077	$6,027	$(4,529)	$392,575

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FHLMC	$118,294	$1,284	$(53)	$119,525
FNMA	204,296	9,017	(11)	213,302
GNMA	824	206	—	1,030

	$323,414	$10,507	$(64)	$333,857

There were no gains or losses realized on the sale of mortgage-backed securities available for sale for the three and six months ended June 30, 2013 and 2012.

The contractual maturities of mortgage-backed securities available for sale vary; however, the effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated market value and unrealized loss for mortgage-backed securities available for sale at June 30, 2013 and December 31, 2012, segregated by the duration of the unrealized loss are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2013	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

FHLMC	$125,115	$(2,352)	$3,222	$(2)	$128,337	$(2,354)
FNMA	78,980	(2,175)	—	—	78,980	(2,175)

	$204,095	$(4,527)	$3,222	$(2)	$207,317	$(4,529)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

FHLMC	$16,186	$(53)	$—	$—	$16,186	$(53)
FNMA	4,871	(11)	—	—	4,871	(11)

	$21,057	$(64)	$—	$—	$21,057	$(64)

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. Although these mortgage-backed securities are available for sale, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these available for sale securities were only temporarily impaired at June 30, 2013.

Note 5. Loans Receivable, Net

Loans receivable, net at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Real estate:
One-to-four family	$776,858	$802,959
Commercial real estate, multi family and land	477,600	475,155
Residential construction	12,879	9,013
Consumer	192,325	198,143
Commercial	66,924	57,967

Total loans	1,526,586	1,543,237
Loans in process	(4,057)	(3,639)
Deferred origination costs, net	3,971	4,112
Allowance for loan losses	(20,820)	(20,510)

Loans receivable, net	$1,505,680	$1,523,200

At June 30, 2013 and December 31, 2012, loans in the amount of $45,900,000 and $43,374,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At June 30, 2013, the impaired loan portfolio totaled $37,099,000 for which there was a specific allocation in the allowance for loan losses of $3,436,000. At December 31, 2012, the impaired loan portfolio totaled $37,546,000 for which there was a specific allocation in the allowance for loan losses of $2,554,000. The average balance of impaired loans for the three and six months ended June 30, 2013 was $37,549,000 and $38,228,000, respectively and $29,369,000 and $28,843,000, respectively, for the same prior year periods.

An analysis of the allowance for loan losses for the three months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance at beginning of period	$20,494	$18,241	$20,510	$18,230
Provision charged to operations	800	1,700	1,900	3,400
Charge-offs	(938)	(2,542)	(2,299)	(4,342)
Recoveries	464	258	709	369

Balance at end of period	$20,820	$17,657	$20,820	$17,657

The following table presents an analysis of the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$5,185	$9,286	$2,148	$1,094	$2,781	$20,494
Provision (benefit) charged to operations	19	463	(13)	(2)	333	800
Charge-offs	(739)	—	(199)	—	—	(938)
Recoveries	435	25	3	1	—	464

Balance at end of period	$4,900	$9,774	$1,939	$1,093	$3,114	$20,820

For the three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$4,164	$8,609	$1,861	$1,225	$2,382	$18,241
Provision (benefit) charged to operations	1,961	(76)	798	(118)	(865)	1,700
Charge-offs	(1,529)	—	(1,013)	—	—	(2,542)
Recoveries	172	81	2	3	—	258

Balance at end of period	$4,768	$8,614	$1,648	$1,110	$1,517	$17,657

For the six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510
Provision (benefit) charged to operations	849	787	(107)	(23)	394	1,900
Charge-offs	(1,689)	—	(375)	(235)	—	(2,299)
Recoveries	499	50	157	3	—	709

Balance at end of period	$4,900	$9,774	$1,939	$1,093	$3,114	$20,820

For the six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$5,370	$8,474	$1,461	$900	$2,025	$18,230
Provision (benefit) charged to operations	2,101	32	1,570	205	(508)	3,400
Charge-offs	(2,904)	(47)	(1,391)	—	—	(4,342)
Recoveries	201	155	8	5	—	369

Balance at end of period	$4,768	$8,614	$1,648	$1,110	$1,517	$17,657

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total

June 30, 2013
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$194	$2,757	$485	$—	$—	$3,436
Collectively evaluated for impairment	4,706	7,705	1,454	406	3,113	17,384

Total ending allowance balance	$4,900	$10,462	$1,939	$406	$3,113	$20,820

Loans:
Loans individually evaluated for impairment	$21,000	$12,375	$3,440	$284	$—	$37,099
Loans collectively evaluated for impairment	768,737	465,225	188,885	66,640	—	1,489,487

Total ending loan balance	$789,737	$477,600	$192,325	$66,924	$—	$1,526,586

December 31, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$179	$1,834	$541	$—	$—	$2,554
Collectively evaluated for impairment	5,062	7,103	1,723	1,348	2,720	17,956

Total ending allowance balance	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510

Loans:
Loans individually evaluated for impairment	$22,427	$12,116	$2,712	$291	$—	$37,546
Loans collectively evaluated for impairment	789,545	463,039	195,431	57,676	—	1,505,691

Total ending loan balance	$811,972	$475,155	$198,143	$57,967	$—	$1,543,237

A summary of impaired loans at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30,	December 31,
	2013	2012

Impaired loans with no allocated allowance for loan losses	$25,312	$25,513
Impaired loans with allocated allowance for loan losses	11,787	12,033

	$37,099	$37,546

Amount of the allowance for loan losses allocated	$3,436	$2,554

At June 30, 2013, impaired loans include troubled debt restructuring loans of $34,758,000 of which $15,292,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2012, impaired loans include troubled debt restructuring loans of $35,893,000 of which $17,733,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of June 30, 2013
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,586	$11,052	$—
Originated by mortgage company	6,526	6,160	—
Originated by mortgage company – non-prime	2,774	2,190	—
Commercial real estate:
Commercial	3,001	2,977	—
Construction and land	—	—	—
Consumer	2,996	2,649	—
Commercial	284	284	—

	$27,167	$25,312	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$824	$824	$127
Originated by mortgage company	791	774	67
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	9,100	8,926	2,555
Construction and land	472	472	202
Consumer	791	791	485
Commercial	—	—	—

	$11,978	$11,787	$3,436

As of December 31, 2012
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,200	$10,956	$—
Originated by mortgage company	7,210	7,061	—
Originated by mortgage company – non-prime	2,335	2,251	—
Commercial real estate:
Commercial	2,722	2,691	—
Construction and land	482	482	—
Consumer	1,956	1,781	—
Commercial	291	291	—

	$26,196	$25,513	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Residential real estate:
Originated by Bank	$1,761	$1,755	$142
Originated by mortgage company	404	404	37
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	9,022	8,943	1,834
Construction and land	—	—	—
Consumer	934	931	541
Commercial	—	—	—

	$12,121	$12,033	$2,554

	Three months ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,983	$86	$8,653	$96
Originated by mortgage company	6,774	57	5,079	55
Originated by mortgage company – non-prime	2,194	5	2,256	1
Commercial real estate:
Commercial	2,749	34	1,730	24
Construction and land	—	—	—	—
Consumer	2,792	21	714	9
Commercial	286	3	295	3

	$25,778	$206	$18,727	$188

With an allowance recorded:
Residential real estate:
Originated by Bank	$824	$11	$1,055	$6
Originated by mortgage company	776	9	—	—
Originated by mortgage company – non-prime	—	—	401	—
Commercial real estate:
Commercial	8,908	76	9,055	99
Construction and land	472	—	—	—
Consumer	791	9	131	1
Commercial	—	—	—	—

	$11,771	$105	$10,642	$106

	Six months ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,276	$176	$8,606	$198
Originated by mortgage company	6,761	127	5,083	109
Originated by mortgage company – non-prime	2,221	8	2,175	2
Commercial real estate:
Commercial	2,699	65	1,614	45
Construction and land	—	—	—	—
Consumer	2,830	40	722	19
Commercial	287	5	296	4

	$26,074	$421	$18,496	$377

With an allowance recorded:
Residential real estate:
Originated by Bank	$826	$21	$920	$46
Originated by mortgage company	779	20	—	—
Originated by mortgage company – non-prime	—	—	400	—
Commercial real estate:
Commercial	9,250	157	8,896	184
Construction and land	472	—	—	—
Consumer	827	24	131	2
Commercial	—	—	—	—

	$12,154	$222	$10,347	$232

The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Residential real estate:
Originated by Bank	$14,858	$13,156
Originated by mortgage company	10,813	10,477
Originated by mortgage company – non-prime	2,774	2,888
Commercial real estate:
Commercial	11,392	11,085
Construction and land	472	482
Consumer	5,195	4,540
Commercial	396	746

	$45,900	$43,374

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

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2013
Residential real estate:
Originated by Bank	$7,308	$3,188	$14,293	$24,789	$642,920	$667,709
Originated by mortgage company	773	563	10,233	11,569	93,490	105,059
Originated by mortgage company – non-prime	368	329	2,322	3,019	1,071	4,090
Residential construction	—	—	—	—	12,879	12,879
Commercial real estate:
Commercial	2,675	135	2,626	5,436	456,595	462,031
Construction and land	—	—	472	472	15,097	15,569
Consumer	786	382	4,839	6,007	186,318	192,325
Commercial	1,000	515	113	1,628	65,296	66,924

	$12,910	$5,112	$34,898	$52,920	$1,473,666	$1,526,586

December 31, 2012
Residential real estate:
Originated by Bank	$5,863	$782	$10,624	$17,269	$666,833	$684,102
Originated by mortgage company	2,870	7	10,294	13,171	101,437	114,608
Originated by mortgage company – non-prime	431	47	2,369	2,847	1,402	4,249
Residential construction	—	—	—	—	9,013	9,013
Commercial real estate:
Commercial	2,422	608	2,863	5,893	457,394	463,287
Construction and land	—	—	482	482	11,386	11,868
Consumer	719	576	4,457	5,752	192,391	198,143
Commercial	—	—	112	112	57,855	57,967

	$12,305	$2,020	$31,201	$45,526	$1,497,711	$1,543,237

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

Doubtful. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. Loans not rated are included in groups of homogeneous loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial real estate:
Commercial	$428,939	$1,765	$30,426	$901	$462,031
Construction and land	14,591	506	472	—	15,569
Commercial	66,565	—	359	—	66,924

	$510,095	$2,271	$31,257	$901	$544,524

December 31, 2012
Commercial real estate:
Commercial	$429,393	$1,775	$31,275	$844	$463,287
Construction and land	10,880	506	482	—	11,868
Commercial	57,341	—	391	235	57,967

	$497,614	$2,281	$32,148	$1,079	$533,122

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2013 and December 31, 2012 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
June 30, 2013
Performing	$652,851	$94,246	$1,316	$12,879	$187,130
Non-performing	14,858	10,813	2,774	—	5,195

	$667,709	$105,059	$4,090	$12,879	$192,325

December 31, 2012
Performing	$670,946	$104,131	$1,361	$9,013	$193,603
Non-performing	13,156	10,477	2,888	—	4,540

	$684,102	$114,608	$4,249	$9,013	$198,143

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at June 30, 2013 and December 31, 2012 were $19,466,000 and $18,160,000, respectively, of troubled debt restructurings. At June 30, 2013 and December 31, 2012, the Company has allocated $2,503,000 and $2,418,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at June 30, 2013 and December 31, 2012, which totaled $15,292,000 and $17,733,000, respectively. Non-accruing and accruing troubled debt restructurings at June 30, 2013 include $3,441,000 and $4,900,000, respectively, and at December 31, 2012 include $1,704,000 and $6,291,000, respectively, relating to the implementation of new guidance issued by the Bank’s regulator, the Office of the Comptroller of the Currency (“OCC”). The amount now includes one-to-four family and consumer loans where the borrower’s obligation was discharged due to bankruptcy. The updated guidance requires the Company to include certain loans as troubled debt restructurings due to the discharge of the borrower’s debt. These loans continue to make payments as agreed and the Bank retains its security interest in the real estate collateral. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2013, and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2013 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$628	$628
Consumer	1	12	12

	Number of Loans	Recorded Investment

Troubled Debt Restructurings
Which Subsequently Defaulted:	2	492

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$628	$628
Consumer	5	97	89

	Number of Loans	Recorded Investment

Troubled Debt Restructurings
Which Subsequently Defaulted:	2	492

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	2	$559	$545

	Number of Loans	Recorded Investment

Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	4	$1,325	$1,288
Commercial real estate:
Commercial	2	1,260	1,218

	Number of Loans	Recorded Investment

Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

Note 6. Reserve for Repurchased Loans and Loss Sharing Obligations

An analysis of the reserve for repurchased loans and loss sharing obligations for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,688	$855	$1,203	$705
Provision charged to operations	—	100	975	250
Loss on loans repurchased, settlements or payments under loss sharing arrangements	—	—	(695)	—
Recoveries	—	—	205	—

Balance at end of period	$1,688	$955	$1,688	$955

The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The Company prepares a comprehensive analysis of the adequacy of the reserve for repurchased loans and loss sharing obligations at each quarter-end. The reserve includes a specific loss estimate on the outstanding loan repurchase requests based on the estimated fair value of the underlying collateral modified by the likelihood of loss which is estimated based on historical experience. The reserve also includes a general loss estimate based on an estimate of loans likely to be returned for repurchase and the estimated loss on those loans. Finally, the reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the Federal Home Loan Bank relating to loans sold into their Mortgage Partnership Finance (“MPF”) program. Under this program, the Bank and the FHLB share credit risk for loans sold. The first loss position, equal to 1% of the aggregate amount of the loan pool, is absorbed by the FHLB through a reduction in credit enhancement fees paid to the Bank. The second loss position, generally covering the next 1.5% to 4.0% of the aggregate loan pool, is absorbed by the Bank. Loan losses above the combination of these two thresholds are fully absorbed by the FHLB. In establishing the reserve, the Company considered recent and historical experience, product type and volume of loan sales and the general economic environment.

The reserve for repurchased loans and loss sharing obligations was $1.7 million at June 30, 2013, unchanged from March 31, 2013 but a $485,000 increase from December 31, 2012 due to a provision of $100,000 for repurchase requests, an additional provision relating to loans sold to the FHLB, incurred losses relating to the FHLB loan sales, a comprehensive settlement with one investor relating to existing and anticipated loan repurchase requests, and recoveries of previously charged-off amounts. For the six months ended June 30, 2013, the Bank recognized actual losses for the first time under the MPF program of $245,000 on two loans in a single pool. In light of these realized losses, the Bank performed an analysis of additional loss exposure and determined that additional covered losses within that loan pool were likely and recorded an additional provision of $875,000. The analysis also revealed the actual losses of $245,000 and the general provision of $875,000 related to asset quality deterioration in the loan pool should have been recognized in prior periods; however these amounts were not considered material to such periods. The Bank’s maximum remaining loss exposure on all loans sold to the FHLB is $1.9 million, although the Bank’s reserve includes an estimate of expected future losses. Therefore, additional losses will only be recognized if loan performance deteriorates beyond expectations. The reserve was reduced by a cash payment of $450,000 as part of a comprehensive settlement with a single investor which settled seven outstanding loan repurchase requests and terminated the right of the investor to make any future claims for repurchase. The anticipated loss on this comprehensive settlement was considered in establishing the reserve at December 31, 2012. The Bank also recognized $205,000 in recoveries relating to amounts previously charged-off. At June 30, 2013, there were five outstanding loan repurchase requests which the Company is disputing on loans with a total principal balance of $1.1 million, as compared to 12 outstanding loan repurchase requests with a principal balance of $3.6 million at December 31, 2012.

Note 7. Deposits

The major types of deposits at June 30, 2013 and December 31, 2012 were as follows (in thousands):

Type of Account	June 30, 2013	December 31, 2012

Non-interest-bearing	$219,979	$179,074
Interest-bearing checking	856,210	940,190
Money market deposit	122,838	118,154
Savings	292,523	256,035
Time deposits	212,196	226,218

Total deposits	$1,703,746	$1,719,671

Included in time deposits at June 30, 2013 and December 31, 2012, is $54,626,000 and $57,871,000, respectively, in deposits of $100,000 and over.

Note 8. Recent Accounting Pronouncements

Accounting Standards Update No. 2013-02, “Comprehensive Income – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012. For the three and six months ended June 30, 2013, the Company had a minor reclassification out of accumulated other comprehensive income and into net income which was not considered significant.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2013. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2013
Items measured on a recurring basis:
Investment securities available for sale:
U.S. agency obligations	$148,302	$—	$148,302	$—
State and municipal obligations	26,945	—	26,945	—
Corporate debt securities	44,562	—	44,562	—
Equity investments	6,944	6,944	—	—
Mortgage-backed securities available for sale	392,575	—	392,575	—
Items measured on a non-recurring basis:
Other real estate owned	3,420	—	—	3,420
Loans measured for impairment based on the fair value of the underlying collateral	11,787	—	—	11,787

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Items measured on a recurring basis:
Investment securities available for sale:
U.S. agency obligations	$139,050	$—	$139,050	$—
State and municipal obligations	25,780	—	25,780	—
Corporate debt securities	43,470	—	43,470	—
Equity investments	5,293	5,293	—	—
Mortgage-backed securities available for sale	333,857	—	333,857	—
Items measured on a non-recurring basis:
Other real estate owned	3,210	—	—	3,210
Loans measured for impairment based on the fair value of the underlying collateral	12,033	—	—	12,033

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

Time Deposits

The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase with Retail Customers

Fair value approximates the carrying amount as these borrowings are payable on demand and the interest rate adjusts monthly.

Borrowed Funds

Fair value estimates are based on discounting contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of June 30, 2013 and December 31, 2012 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
June 30, 2013	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$42,377	$42,377	$—	$—
Federal Home Loan Bank of New York stock	18,890	—	—	18,890
Loans receivable and mortgage loans held for sale	1,508,495	—	—	1,524,429
Financial Liabilities:
Deposits other than time deposits	1,491,550	—	1,491,550	—
Time deposits	212,196	—	215,296	—
Securities sold under agreements to repurchase with retail customers	71,041	71,041	—	—
Federal Home Loan Bank advances and other Borrowings	296,900	—	300,310	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2012	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$62,544	$62,544	$—	$—
Federal Home Loan Bank of New York stock	17,061	—	—	17,061
Loans receivable and mortgage loans held for sale	1,529,946	—	—	1,572,291
Financial Liabilities:
Deposits other than time deposits	1,493,453	—	1,493,453	—
Time deposits	226,218	—	231,445	—
Securities sold under agreements to repurchase with retail customers	60,791	60,791	—	—
Federal Home Loan Bank advances and other Borrowings	252,500	—	258,577	—

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because a limited market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other significant unobservable inputs. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 27, 2012, the Company announced its intention to repurchase up to 901,002 shares or 5% of its outstanding common stock. Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	—	$—	—	580,444
May 1, 2013 through May 31, 2013	—	—	—	580,444
June 1, 2013 through June 30, 2013	60,621	14.34	60,621	519,823

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

10.30	Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. (1)

10.31	Employment Agreement between Christopher D. Maher and OceanFirst Bank (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.
(1)	Incorporated herein by reference from Exhibit to Form 8-K filed on February 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: August 9, 2013	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: August 9, 2013	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	40

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	41

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.