Form 10-Q
period 2013-09-30
OCEANFIRST FINANCIAL CORP
filed 2013-11-08
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 17,386,060 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	September 30, 2013	June 30, 2013	September 30, 2012
SELECTED FINANCIAL CONDITION DATA:
Total assets	$2,286,288	$2,305,664	$2,304,426
Loans receivable, net	1,522,425	1,505,680	1,545,640
Deposits	1,768,914	1,703,746	1,739,974
Stockholders’ equity	213,769	216,278	219,687
SELECTED OPERATING DATA:
Net interest income	17,544	17,544	18,000
Provision for loan losses	700	800	1,400
Other income	4,566	4,741	4,878
Operating expenses	13,784	13,724	13,839
Net income	4,968	4,987	4,959
Diluted earnings per share	0.29	0.29	0.28
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share	12.30	12.29	12.19
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.35%	9.38%	9.53%
Return on average assets (1)	0.86	0.87	0.86
Return on average stockholders’ equity (1)	9.17	9.06	9.08
Average interest rate spread	3.11	3.13	3.18
Net interest margin	3.20	3.21	3.28
Operating expenses to average assets (1)	2.39	2.38	2.39
Efficiency ratio	62.34	61.58	60.49
ASSET QUALITY:
Non-performing loans	$41,565	$45,900	$41,173
Non-performing assets	45,824	49,320	44,801
Allowance for loan losses as a percent of total loans receivable	1.35%	1.36%	1.17%
Allowance for loan losses as a percent of total non-performing loans	50.25	45.36	44.42
Non-performing loans as a percent of total loans receivable	2.68	3.00	2.63
Non-performing assets as a percent of total assets	2.00	2.14	1.94

(1)	Ratios are annualized

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

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. Beginning in the second half of 2011 and through the first quarter of 2013, the Company’s net interest margin had generally contracted. Due to the low interest rate environment, high loan refinance volume caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix shifted as higher-yielding loans decreased due to prepayments and the sale of newly-originated 30-year fixed-rate one-to-four family loans while lower-yielding securities increased. More recently, the Company’s net interest margin has stabilized. Although high loan refinance volume and shifting asset mix continued into the second quarter of 2013, the Company’s net interest margin nonetheless expanded slightly as the Company invested excess liquidity and managed funding costs lower. In the third quarter of 2013, refinance activity subsided and the Company was successful in growing commercial loans, resulting in a shift in asset mix from securities into loans. Based upon current economic conditions, the Federal Reserve has indicated that it intends to keep short-term interest rates at current levels through mid-2015 and decided to await more evidence that the economy was advancing before changing course on its monthly bond buying program. Longer-term interest rates have increased since earlier in the year, resulting in a steeper yield curve. While the impact of these factors on the Company’s financial results is difficult to predict, management anticipates there may be further pressure on the net interest margin in subsequent quarters. Additionally, the increase in longer-term interest rates has reduced loan refinance activity, causing a decrease in loan sale volume and lower income from the net gain on the sale of loans. This trend is expected to continue as income from the sale of loans in subsequent quarters will likely fall below comparable prior year levels. In addition to the interest rate environment, the Company’s results are affected by national and local economic conditions. Recent economic indicators point to some improvement in the economy, which expanded modestly in 2012 and through the first nine months of 2013. Labor market conditions also improved as the national unemployment rate in the first nine months of 2013 decreased over prior year levels. Despite these signs, the overall economy remains weak and the unemployment rate remains at an elevated level. Additionally, housing values remain significantly below their peak levels in 2006. These economic conditions have generally had an adverse impact on the Company’s results of operations.

Highlights of the Company’s financial results for the three and nine months ended September 30, 2013 were as follows:

Total assets increased to $2.286 billion at September 30, 2013, from $2.269 billion at December 31, 2012. Securities, in the aggregate, increased by $35.5 million, to $583.0 million at September 30, 2013, as compared to $547.5 million at December 31, 2012. Loans receivable, net decreased $775,000 at September 30, 2013, as compared to December 31, 2012 primarily due to prepayments and the sale of newly-originated 30-year fixed-rate one-to-four family loans. Commercial loans, however, grew $29.9 million during this period and residential construction loans increased $8.1 million as homeowners rebuild from superstorm Sandy. Deposits increased by $49.2 million at September 30, 2013, as compared to December 31, 2012.

Net income for the three months ended September 30, 2013 was stable at $5.0 million, or $0.29 per diluted share, as compared to net income of $5.0 million, or $0.28 per diluted share for the corresponding prior year period due to a reduction in the provision for loan losses offset by lower net interest income and lower other income. Diluted earnings per share for the three months ended September 30, 2013 benefitted from a reduction in shares outstanding.

Net interest income for the three months ended September 30, 2013 decreased to $17.5 million, as compared to $18.0 million in the same prior year period, reflecting a lower net interest margin partly offset by slightly higher interest-earning assets. The net interest margin decreased to 3.20% for the three months ended September 30, 2013, as compared to 3.28% for the corresponding prior year period and 3.21% reported in the linked prior quarter.

The provision for loan losses was $700,000 for the three months ended September 30, 2013, as compared to $1.4 million in the same prior year period due to reductions in net charge-offs and loans receivable, net. Additionally, non-performing loans decreased $1.8 million, to $41.6 million at September 30, 2013, from $43.4 million at December 31, 2012.

Other income decreased to $4.6 million for the three months ended September 30, 2013 as compared to $4.9 million in the same prior year period. The net gain on sales of loans and the results from other real estate operations both declined while trust and asset management revenue, bankcard services revenue and fees and service charges improved. Operating expenses for the three months ended September 30, 2012 were adversely impacted by a non-recurring expense relating to the departure of the Bank’s former President and Chief Operating Officer of $747,000, net of related expense savings. Excluding the non-recurring severance expense, operating expenses increased $692,000 due to staff additions for commercial lending and the Red Bank Financial Solutions Center, higher recruiting costs and lower deferred loan expense.

The Company remains well-capitalized with a tangible common equity ratio of 9.35%.

Return on average stockholders’ equity was 9.17% for the three months ended September 30, 2013, as compared to 9.08% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months and nine months ended September 30, 2013 and 2012. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term Investments	$46,311	$16	0.14%	$55,475	$15	0.11%
Securities (1)	613,929	2,394	1.56	574,453	2,586	1.80
FHLB stock	17,087	171	4.00	17,695	197	4.45
Loans receivable, net (2)	1,519,002	17,403	4.58	1,547,696	18,716	4.84

Total interest-earning assets	2,196,329	19,984	3.64	2,195,319	21,514	3.92

Non-interest-earning assets	115,016			116,227

Total assets	$2,311,345			$2,311,546

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,317,181	387	0.12	$1,317,658	971	0.29
Time deposits	211,584	720	1.36	238,133	936	1.57

Total	1,528,765	1,107	0.29	1,555,791	1,907	0.49
Borrowed funds	329,281	1,333	1.62	335,231	1,607	1.92

Total interest-bearing liabilities	1,858,046	2,440	0.53	1,891,022	3,514	0.74

Non-interest-bearing deposits	219,723			183,780
Non-interest-bearing liabilities	16,827			18,350

Total liabilities	2,094,596			2,093,152
Stockholders’ equity	216,749			218,394

Total liabilities and stockholders’ equity	$2,311,345			$2,311,546

Net interest income		$17,544			$18,000

Net interest rate spread (3)			3.11%			3.18%

Net interest margin (4)			3.20%			3.28%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term Investments	$56,142	$61	0.14%	$54,133	$58	0.14%
Securities (1)	598,098	7,108	1.58	552,661	8,100	1.95
FHLB stock	17,113	534	4.16	17,749	626	4.70
Loans receivable, net (2)	1,514,693	52,493	4.62	1,555,556	57,642	4.94

Total interest-earning assets	2,186,046	60,196	3.67	2,180,099	66,426	4.06

Non-interest-earning assets	117,516			108,665

Total assets	$2,303,562			$2,288,764

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,322,095	1,389	0.14	$1,295,640	2,887	0.30
Time deposits	216,198	2,218	1.37	247,704	3,073	1.65

Total	1,538,293	3,607	0.31	1,543,344	5,960	0.51
Borrowed funds	325,251	4,312	1.77	340,563	4,971	1.95

Total interest-bearing liabilities	1,863,544	7,919	0.57	1,883,907	10,931	0.77

Non-interest-bearing deposits	204,568			169,400
Non-interest-bearing liabilities	16,463			16,935

Total liabilities	2,084,575			2,070,242
Stockholders’ equity	218,987			218,522

Total liabilities and stockholders’ equity	$2,303,562			$2,288,764

Net interest income		$52,277			$55,495

Net interest rate spread (3)			3.10%			3.29%

Net interest margin (4)			3.19%			3.39%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets increased by $17.1 million to $2.286 billion at September 30, 2013, from $2.269 billion at December 31, 2012. Cash and due from banks decreased $18.5 million, to $44.1 million, as compared to $62.5 million at December 31, 2012. Securities, in the aggregate, increased by $35.5 million, to $583.0 million at September 30, 2013, as compared to $547.5 million at December 31, 2012, as excess liquidity was invested. During the period, the Company reclassified $536.0 million of securities available-for-sale to securities held-to-maturity as the Company has the intent and ability to hold these securities until maturity.

Loans receivable, net, decreased by $775,000, to $1.522 billion at September 30, 2013 from $1.523 billion at December 31, 2012, primarily due to prepayments and sale of newly-originated 30-year fixed-rate one-to-four family loans. Commercial loans, however, grew $29.9 million during this period and residential construction loans increased $8.1 million as homeowners rebuild from superstorm Sandy.

Deposits increased by $49.2 million, to $1.769 billion at September 30, 2013, from $1.720 billion at December 31, 2012 with core deposits, (i.e. all deposits excluding time deposits) growing by $63.8 million. Securities sold under agreements to repurchase with retail customers increased by $9.2 million, to $70.0 million at September 30, 2013, from $60.8 million at December 31, 2012. Federal Home Loan Bank (“FHLB”) advances decreased $36.0 million, to $189.0 million at September 30, 2013, from $225.0 million at December 31, 2012.

Stockholders’ equity decreased to $213.8 million at September 30, 2013, as compared to $219.8 million at December 31, 2012. Net income for the period was offset by an increase in accumulated other comprehensive loss of $7.1 million caused by the rise in interest rates on the valuation of the then held-for-sale securities portfolio, the repurchase of 533,018 shares of common stock for $8.1 million (average cost per share of $15.21) and the cash dividends on common stock of $6.2 million. At September 30, 2013, there were 301,766 shares remaining to be repurchased under the stock repurchase program adopted in the fourth quarter of 2012. Tangible stockholders’ equity per common share increased to $12.30 at September 30, 2013 as compared to $12.28 at December 31, 2012, benefitting from the reduction in shares outstanding.

Comparison of Operating Results for the Three and Nine months Ended September 30, 2013 and September 30, 2012

General

Net income for the three and nine months ended September 30, 2013 was $5.0 million and $14.4 million, respectively, or $0.29 per diluted share and $0.84 per diluted share, respectively, as compared to net income of $5.0 million and $16.0 million, respectively, or $0.28 per diluted share and $0.89 per diluted share for the corresponding prior year periods. Net income for the three and nine months ended September 30, 2012 was adversely impacted by a non-recurring expense relating to the departure of the Bank’s former President and Chief Operating Officer of $747,000, net of related expense savings, or $468,000 net of tax benefit. Net income was impacted in the current year periods by lower net interest income and lower other income, partly offset by a reduction in the provision for loan losses as compared to the prior year periods.

Interest Income

Interest income for the three and nine months ended September 30, 2013 was $20.0 million and $60.2 million, respectively, as compared to $21.5 million and $66.4 million for the three and nine months ended September 30, 2012. The yield on interest-earning assets declined to 3.64% and 3.67% for the three and nine months ended September 30, 2013, respectively, as compared to 3.92% and 4.06% for the same prior year periods. Average interest-earning assets increased by $1.0 million and $5.9 million for the three and nine months ended September 30, 2013, as compared to the same prior year periods. The increases in average interest-earning assets were primarily due to the increases in average securities which increased $39.5 million and $45.4 million, respectively, for the three and nine months ended September 30, 2013. These increases were partly offset by a decrease in average loans receivable, net, of $28.7 million and $40.9 million for the three and nine months ended September 30, 2013, as compared to the same prior year period.

Interest Expense

Interest expense for the three and nine months ended September 30, 2013 was $2.4 million and $7.9 million, respectively, as compared to $3.5 million and $10.9 million for the three and nine months ended September 30, 2012. The cost of interest-bearing liabilities decreased to 0.53% and 0.57%, respectively, for the three and nine months ended September 30, 2013 as compared to 0.74% and 0.77%, respectively, in the same prior year periods. Average interest-bearing liabilities decreased by $33.0 million and $20.4 million for the three and nine months ended September 30, 2013, as compared to the same prior year periods. The decreases were due to declines in average borrowed funds of $6.0 million and $15.3 million, respectively, and average time deposits of $26.5 million and $31.5 million, respectively, for the three and nine months ended September 30, 2013 as compared to the same prior year periods. Additionally, for the nine months ended September 30, 2013, average transaction deposits were $26.5 million higher than the prior year period. The growth in average interest-earning assets was partly funded by increases in average non-interest-bearing deposits of $35.9 million and $35.2 million, respectively, for the three and nine months ended September 30, 2013 as compared to same prior year periods.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2013 decreased to $17.5 million and $52.3 million, respectively, as compared to $18.0 million and $55.5 million in the same prior year periods, reflecting a lower net interest margin partly offset by slightly higher interest-earning assets. The net interest margin decreased to 3.20% and 3.19%, respectively, for the three and nine months ended September 30, 2013, from 3.28% and 3.39% in the same prior year periods due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding securities. High loan refinance volume earlier in the year also caused yields on loans and mortgage-backed securities to trend downward.

Provision for Loan Losses

For the three and nine months ended September 30, 2013, the provision for loan losses was $700,000 and $2.6 million, respectively, as compared to $1.4 million and $4.8 million, respectively, for the corresponding prior year periods. The decrease for the three and nine months ended September 30, 2013 was partly due to reductions of $133,000 and $2.5 million, respectively, in net charge-offs as compared to the same prior year periods and a reduction in loans receivable, net at September 30, 2013 as compared to both December 31, 2012 and September 30, 2012. Additionally, non-performing loans decreased $1.8 million at September 30, 2013 as compared to December 31, 2012.

Other Income

For the three and nine months ended September 30, 2013, other income decreased to $4.6 million and $12.7 million as compared to $4.9 million and $13.7 million in the same prior year periods. The decrease in other income was primarily caused by the net gain on sales of loans decreasing by $716,000 and $1.7 million for the three and nine months ended September 30, 2013. Additionally, effective January 1, 2013, income from the origination of reverse mortgage loans is classified as part of fees and service charges as compared to inclusion in the net gain on the sale of loans in prior periods as the Bank no longer closes these loans in its name. The amount of reverse mortgage fees included in fees and service charges for the three and nine months ended September 30, 2013 was $186,000 and $531,000, respectively. For the three and nine months ended September 30, 2013, Bankcard services revenue increased $91,000 and $438,000, respectively, and trust and asset management revenue increased $240,000 and $492,000, respectively, as compared to the same prior year periods. The increase in trust and asset management revenue was partly due to an increase in assets under administration to $212.0 million at September 30, 2013 from $172.9 million at December 31, 2012. For the three and nine months ended September 30, 2013, the net gain on the sale of loans decreased to $316,000 and $877,000, respectively, as compared to $1.2 million and $3.1 million in the same prior year periods due to the reclassification of reverse mortgage income into fees and a decrease in loan sale volume which amounted to $19.2 million and $88.3 million, respectively, for the three and nine months ended September 30, 2013, as compared to $45.1 million and $127.7 million, respectively, for the same prior year periods. Additionally, the net gain on the sale of loans for the nine months ended September 30, 2013 was adversely impacted by an addition of $975,000 to the reserve for repurchased loans as compared to an addition of $350,000 in the same prior year period. For the three months ended September 30, 2013, there was no provision for repurchased loans as compared to $100,000 in the same prior year period. The results from other real estate operations declined $228,000 and $55,000, respectively, for the three and nine months ended September 30, 2013, as compared to the same prior year periods. Finally, for the nine months ended September 30, 2013, the net gain on sales of investment securities available for sale decreased to $42,000 from $226,000 in the same prior year period.

Operating Expenses

Operating expenses amounted to $13.8 million and $40.2 million, respectively, for the three and nine months ended September 30, 2013, as compared to $13.8 million and $39.6 million, respectively, in the same prior year periods. Excluding the $747,000 non-recurring severance expense included in compensation and employee benefits, net of related expense savings, for the three and nine months ended September 30, 2012, operating expenses increased $692,000 and $1.3 million, respectively, as compared to the corresponding prior year periods. Compensation and employee benefits expense, net of the non-recurring severance cost, for the three and nine months ended September 30, 2013 was adversely impacted by staff additions for commercial lending and the Red Bank Financial Solutions Center, higher recruiting costs and by the decrease in mortgage loan closings from the prior year levels. Lower loan closings in the current periods decreased deferred loan expense, net of sales commissions to mortgage loan representatives, which is reflected as an increase in compensation expense.

Provision for Income Taxes

Income tax expense was $2.7 million and $7.8 million, respectively, for the three and nine months ended September 30, 2013, as compared to $2.7 million and $8.8 million for the same prior year periods. The effective tax rate was 34.9% and 35.2% for the three and nine months ended September 30, 2013 as compared to 35.1% and 35.5%, respectively, in the same prior year periods.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit. During the quarter ended September 30, 2013, the Company transferred $536.0 million of previously-designated available-for-sale securities to a held-to-maturity classification. The Company does not typically rely on the sale of securities as a source of liquidity and historically there have been no sales out of the types of securities transferred to held-to-maturity.

At September 30, 2013 and December 31, 2012, the Company had no overnight borrowings from the FHLB. The Company periodically utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings of $189.0 million and $225.0 million, respectively, at September 30, 2013 and December 31, 2012. Subsequent to quarter-end, the Company initiated a plan to restructure these borrowings and prepaid $159.0 million of the outstanding advances at September 30, 2013, incurring a pre-tax prepayment fee of $4.3 million. (Refer to Note 9. Subsequent Events.)

The Company’s cash needs for the nine months ended September 30, 2013 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to reduce FHLB borrowings. The Company’s cash needs for the nine months ended September 30, 2012 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities, the purchase of Bank owned life insurance and to reduce FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2013, outstanding commitments to originate loans totaled $77.8 million; outstanding unused lines of credit totaled $254.9 million; and outstanding commitments to sell loans totaled $4.8 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $129.2 million at September 30, 2013. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the nine months ended September 30, 2013, the Company repurchased 533,018 shares of common stock at a total cost of $8.1 million compared with repurchases of 718,253 shares at a cost of $10.2 million for the nine months ended September 30, 2012. At September 30, 2013, there were 301,766 shares remaining to be repurchased under the existing stock repurchase program.

Cash dividends on common stock declared and paid during the first nine months of 2013 were $6.2 million, as compared to $6.5 million in the same prior year period. On October 16, 2013, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on November 8, 2013, to stockholders of record at the close of business on October 28, 2013.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the nine months ended September 30, 2013, the Company received a dividend payment of $12.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At September 30, 2013, OceanFirst Financial Corp. held $13.8 million in cash and $8.5 million in investment securities available-for-sale.

As of September 30, 2013, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio
Tangible capital	$219,362	9.57%	$34,396	1.50%
Core capital	219,362	9.57	91,723	4.00
Tier 1 risk-based capital	219,362	15.02	58,411	4.00
Total risk-based capital	237,648	16.27	116,821	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

In July 2013 the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At September 30, 2013, the Company maintained tangible common equity of $213.8 million, for a tangible common equity to assets ratio of 9.35%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $4.8 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2013 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$286,451	$124,951	$114,000	$25,000	$22,500
Commitments to Originate Loans	77,802	77,802	—	—	—
Commitments to Fund Unused Lines of Credit	254,872	254,872	—	—	—

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

	September 30,		December 31,
	2013		2012
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$28,970		$26,521
Commercial real estate	7,398		11,567
Consumer	4,428		4,540
Commercial	769		746

Total non-performing loans	41,565		43,374
OREO, net	4,259		3,210

Total non-performing assets	$45,824		$46,584

Delinquent loans 30-89 days	$18,965	(1)(2)	$11,437	(1)

(1)	Delinquent loans 30-89 days at December 31, 2012, excludes $16.5 million of loans impacted by superstorm Sandy for which the Bank had granted a temporary payment plan. Delinquent loans 30 – 89 days at September 30, 2013 includes $475,000 of loans impacted by superstorm Sandy.
(2)	The increase in delinquent loans 30-89 days at September 30, 2013 is primarily due to one commercial real estate loan relationship with an outstanding balance of $6.2 million which is 60 days delinquent. The loan is secured by multiple real estate parcels recently appraised at $8.3 million and by personal guarantees.

Allowance for loan losses as a percent of total loans receivable	1.35%	1.32%
Allowance for loan losses as a percent of total non-performing loans	50.25	47.29
Non-performing loans as a percent of total loans receivable	2.68	2.80
Non-performing assets as a percent of total assets	2.00	2.05

The Company’s non-performing loans decreased $1.8 million at September 30, 2013, as compared to December 31, 2012. Included in non-performing loans at September 30, 2013 were $2.7 million in loans which remain adversely impacted by superstorm Sandy which caused substantial disruption in the Bank’s market area on October 29, 2012. The Bank increased its allowance for loan losses at December 31, 2012 by $1.8 million in expectation of potential losses from increasing levels of non-performing loans for borrowers impacted by superstorm Sandy.

Included in the non-performing loan total at September 30, 2013 was $11.9 million of troubled debt restructured loans, as compared to $18.2 million of troubled debt restructured loans at December 31, 2012. Non-performing loans are concentrated in one-to-four family loans, which comprise 70.0% of the total at September 30, 2013. At September 30, 2013, the average weighted loan-to-value ratio of non-performing one-to-four family loans, after any related charge-offs, was 59% using appraisal values at time of origination and 77% using updated appraisal values. Appraisals are updated for all non-performing residential loans secured by real estate and subsequently updated annually if the loan remains delinquent for an extended period. At September 30, 2013, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 56% using appraisal values at time of origination. The Company’s non-performing loans remain at elevated levels partly due to the extended foreclosure process in the State of New Jersey and the lingering impact of superstorm Sandy. The protracted foreclosure process delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral.

The largest non-performing loan is a commercial real estate loan to a self-storage facility with a balance of $2.1 million. In September 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate and extended the payment term. All scheduled payments under the restructured terms have been made since that date but the loan has remained on non-accrual due to continued uncertainty about the borrower’s ability to service the debt.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	September 30,	December 31,
	2013	2012
Loans and other assets excluding investment securities:
Special Mention	$7,443	$6,245
Substandard	68,941	65,039
Doubtful	881	1,081
Investment securities:
Substandard	—	25,000

The largest Special Mention loan relationship at September 30, 2013 consists of two commercial business loans to an importer and contractor for $3.4 million which was current as to payments. The borrower is ceasing operations due to economic factors and operating difficulties. Subsequent to quarter-end, the borrower and its principals repaid $2.5 million. The liquidation of corporate assets is expected to satisfy the remaining principal in full. The largest Substandard loan relationship consists of several credits to a single borrower operating a marina, with an aggregate balance of $6.8 million. The loans are criticized due to weak, but improving, operating results. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. In November 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate in exchange for additional collateral. The loan was renewed in December 2012 at comparable terms. The borrower is current as to payments under the restructured terms and the loans were therefore returned to accrual status as of September 2013, although the Substandard classification was retained. The largest Doubtful asset is a portion of the commercial real estate loan to a self-storage facility, as described above, with a balance of $879,000. In addition to loan classifications, the Company previously classified select investment securities as Substandard, representing the amount with a credit rating below investment grade from one of the internationally-recognized credit rating services. These securities have consistently remained current as to principal and interest payments. During the first quarter of 2013, the Company performed, with the assistance of an independent expert, a detailed analysis relating to the collectability of these securities. The analysis concluded that the issuers of these securities have an adequate capacity to meet financial commitments as originally agreed for the projected life of the security, the risk of default is low and the full and timely repayment of principal and interest is expected.

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

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business and Item 1A, Risk Factors of the Company’s 2012 Form 10-K and Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2013, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2013, the Company’s one-year gap was negative 3.49% as compared to positive 0.90% at December 31, 2012. The change from December 31, 2012 was due to the investment of excess short-term liquidity and an expected slowdown in prepayments from loans and mortgage-backed securities.

At September 30, 2013	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$10,880	$—	$—	$—	$—	$10,880
Investment securities	81,755	30,854	92,145	14,879	8,628	228,261
Mortgage-backed securities	51,540	35,745	87,864	78,049	113,417	366,615
FHLB stock	—	—	—	—	15,211	15,211
Loans receivable (2)	322,330	368,530	406,937	197,721	246,510	1,542,028

Total interest-earning assets	466,505	435,129	586,946	290,649	383,766	2,162,995

Interest-bearing liabilities:
Money market deposit accounts	24,173	9,700	21,379	16,178	52,920	124,350
Savings accounts	63,563	22,570	49,835	37,720	117,443	291,131
Interest-bearing checking accounts	521,210	59,245	110,321	90,280	143,638	924,694
Time deposits	46,125	83,071	45,224	31,193	6,065	211,678
FHLB advances	5,000	50,000	109,000	25,000	—	189,000
Securities sold under agreements to repurchase	69,951	—	—	—	—	69,951
Other borrowings	22,500	—	5,000	—	—	27,500

Total interest-bearing liabilities	752,522	224,586	340,759	200,371	320,066	1,838,304

Interest sensitivity gap (3)	$(286,017)	$210,543	$246,187	$90,278	$63,700	$324,691

Cumulative interest sensitivity gap	$(286,017)	$(75,474)	$170,713	$260,991	$324,691	$324,691

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(13.22)%	(3.49)%	7.89%	12.07%	15.01%	15.01%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in net portfolio value (“NPV”) and net interest income under varying rate shocks as of September 30, 2013 and December 31, 2012. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2012 Form 10-K.

	September 30, 2013					December 31, 2012
	Net Portfolio Value			Net Interest Income		Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	NPV Ratio	Amount	% Change	Amount	% Change	NPV Ratio	Amount	% Change
(dollars in thousands)
300	$247,953	(12.1)%	11.5%	$65,447	(5.4)%	$248,847	(2.0)%	11.5%	$64,291	(4.3)%
200	263,348	(6.7)	12.0	67,447	(2.5)	260,055	2.4	11.7	66,484	(1.0)
100	275,530	(2.3)	12.2	68,518	(0.9)	263,429	3.7	11.6	67,311	0.2
Static	282,140	—	12.2	69,170	—	254,020	—	11.0	67,163	—
(100)	276,052	(2.2)	11.8	65,594	(5.2)	206,602	(18.7)	8.8	62,877	(6.4)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$44,055	$62,544
Securities available-for-sale, at estimated fair value	68,968	547,450
Securities held-to-maturity, net (estimated fair value of 517,173 at September 30, 2013)	514,022	—
Federal Home Loan Bank of New York stock, at cost	15,211	17,061
Loans receivable, net	1,522,425	1,523,200
Mortgage loans held for sale	2,566	6,746
Interest and dividends receivable	6,087	5,976
Other real estate owned, net	4,259	3,210
Premises and equipment, net	22,641	22,233
Servicing asset	4,314	4,568
Bank Owned Life Insurance	54,233	53,167
Other assets	27,507	23,073

Total assets	$2,286,288	$2,269,228

Liabilities and Stockholders’ Equity
Deposits	$1,768,914	$1,719,671
Securities sold under agreements to repurchase with retail customers	69,951	60,791
Federal Home Loan Bank advances	189,000	225,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	8,230	7,386
Other liabilities	8,924	9,088

Total liabilities	2,072,519	2,049,436

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,386,060 and 17,894,929 shares outstanding at September 30, 2013 and December 31, 2012, respectively	336	336
Additional paid-in capital	263,125	262,704
Retained earnings	206,291	198,109
Accumulated other comprehensive (loss) gain	(7,011)	49
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,688)	(3,904)
Treasury stock, 16,180,712 and 15,671,843 shares at September 30, 2013 and December 31, 2012, respectively	(245,284)	(237,502)
Common stock acquired by Deferred Compensation Plan	(660)	(647)
Deferred Compensation Plan Liability	660	647

Total stockholders’ equity	213,769	219,792

Total liabilities and stockholders’ equity	$2,286,288	$2,269,228

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest income:
Loans	$17,403	$18,716	$52,493	$57,642
Mortgage-backed securities	1,865	2,065	5,540	6,618
Investment securities and other	716	733	2,163	2,166

Total interest income	19,984	21,514	60,196	66,426

Interest expense:
Deposits	1,107	1,907	3,607	5,960
Borrowed funds	1,333	1,607	4.312	4,971

Total interest expense	2,440	3,514	7,919	10,931

Net interest income	17,544	18,000	52,277	55,495
Provision for loan losses	700	1,400	2,600	4,800

Net interest income after provision for loan losses	16,844	16,600	49,677	50,695

Other income:
Bankcard services revenue	943	852	2,675	2,237
Trust and asset management revenue	628	388	1,583	1,091
Fees and service charges	2,247	1,873	6,037	5,710
Loan servicing income	200	130	528	409
Net gain on sales of investment securities available-for-sale	—	—	42	226
Net gain on sales of loans available-for-sale	316	1,218	877	3,136
Net (loss) gain from other real estate operations	(188)	40	(112)	(57)
Income from Bank Owned Life Insurance	419	376	1,067	977
Other	1	1	20	5

Total other income	4,566	4,878	12,717	13,734

Operating expenses:
Compensation and employee benefits	7,397	7,347	21,014	20,978
Occupancy	1,364	1,279	4,104	3,897
Equipment	675	662	2,003	1,892
Marketing	444	451	1,142	1,231
Federal deposit insurance	538	533	1,598	1,587
Data processing	1,067	914	3,002	2,738
Check card processing	454	425	1,288	1,061
Professional fees	358	731	1,673	1,909
Other operating expense	1,487	1,497	4,350	4,353

Total operating expenses	13,784	13,839	40,174	39,646

Income before provision for income taxes	7,626	7,639	22,220	24,783
Provision for income taxes	2,658	2,680	7,828	8,804

Net income	$4,968	$4,959	$14,392	$15,979

Basic earnings per share	$0.29	$0.28	$0.84	$0.90

Diluted earnings per share	$0.29	$0.28	$0.84	$0.89

Average basic shares outstanding	17,047	17,561	17,145	17,837

Average diluted shares outstanding	17,210	17,621	17,194	17,896

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$4,968	$4,959	$14,392	$15,979
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $1,498 and $4,859 in 2013 and tax expense of $695 and $2,041 in 2012)	(2,169)	1,006	(7,035)	2,956
Reclassification adjustment for gains included in net income (net of tax expense of $17 in 2013 and $92 in 2012)	—	—	(25)	(134)

Total comprehensive income	$2,799	$5,965	$7,332	$18,801

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2011	$—	$336	$262,812	$186,666	$(2,468)	$(4,193)	$(226,304)	$(871)	$871	$216,849
Net income	—	—	—	15,979	—	—	—	—	—	15,979
Unrealized gain on securities (net of tax expense $1,949)	—	—	—	—	2,822	—	—	—	—	2,822
Tax expense of stock plans	—	—	(482)	—	—	—	—	—	—	(482)
Stock awards	—	—	396	—	—	—	—	—	—	396
Treasury stock allocated to restricted stock plan	—	—	(282)	42	—	—	240	—	—	—
Purchased 718,253 shares of common stock	—	—	—	—	—	—	(10,196)	—	—	(10,196)
Allocation of ESOP stock	—	—	146	—	—	217	—	—	—	363
Cash dividend $0.36 per share	—	—	—	(6,463)	—	—	—	—	—	(6,463)
Exercise of stock options	—	—	—	(40)	—	—	459	—	—	419
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	182	(182)	—

Balance at September 30, 2012	$—	$336	$262,590	$196,184	$354	$(3,976)	$(235,801)	$(689)	$689	$219,687

Balance at December 31, 2012	$—	$336	$262,704	$198,109	$49	$(3,904)	$(237,502)	$(647)	$647	$219,792
Net income	—	—	—	14,392	—	—	—	—	—	14,392
Unrealized loss on securities (net of tax benefit $4,876)	—	—	—	—	(7,060)	—	—	—	—	(7,060)
Stock awards	—	—	509	—	—	—	—	—	—	509
Treasury stock allocated to restricted stock plan	—	—	(259)	4	—	—	255	—	—	—
Purchased 533,018 shares of common stock	—	—	—	—	—	—	(8,107)	—	—	(8,107)
Allocation of ESOP stock	—	—	171	—	—	216	—	—	—	387
Cash dividend $0.36 per share	—	—	—	(6,208)	—	—	—	—	—	(6,208)
Exercise of stock options	—	—	—	(6)	—	—	70	—	—	64
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(13)	13	—

Balance at September 30, 2013	$—	$336	$263,125	$206,291	$(7,011)	$(3,688)	$(245,284)	$(660)	$660	$213,769

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$14,392	$15,979

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,131	1,953
Allocation of ESOP stock	387	363
Stock awards	509	396
Amortization of servicing asset	1,075	1,225
Net premium amortization in excess of discount accretion on securities	2,861	2,525
Net amortization of deferred costs and discounts on loans	440	650
Provision for loan losses	2,600	4,800
Provision for repurchased loans and loss sharing obligations	975	350
Net gain on sale of other real estate owned	(35)	(151)
Net gain on sales of investment securities available-for-sale	(42)	(226)
Net gain on sales of loans	(1,852)	(3,486)
Proceeds from sales of mortgage loans held for sale	88,383	135,426
Mortgage loans originated for sale	(83,173)	(129,288)
Purchase of Bank Owned Life Insurance	—	(10,000)
Proceeds from Bank Owned Life Insurance	—	158
Increase in value of Bank Owned Life Insurance	(1,067)	(977)
Increase in interest and dividends receivable	(111)	(531)
Decrease in other assets	443	2,482
(Decrease) increase in other liabilities	(1,139)	3,853

Total adjustments	12,385	9,522

Net cash provided by operating activities	26,777	25,501

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(5,193)	8,517
Purchase of investment securities available-for-sale	(28,292)	(64,324)
Purchase of mortgage-backed securities available-for-sale	(127,582)	(88,263)
Purchase of investment securities held-to-maturity	(246)	—
Proceeds from maturities of investment securities available-for-sale	20,396	22,336
Proceeds from maturities of investment securities held-to-maturity	1,970	—
Proceeds from sale of investment securities available-for-sale	603	1,221
Principal repayments on mortgage-backed securities available-for-sale	75,495	89,460
Principal repayments on mortgage-backed securities held-to-maturity	7,362	—
Decrease in Federal Home Loan Bank of New York stock	1,850	1,012
Proceeds from sales of other real estate owned	1,914	1,905
Purchases of premises and equipment	(2,539)	(1,927)

Net cash used in investing activities	(54,262)	(30,063)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2013	2012
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$49,243	$33,891
Increase in short-term borrowings	9,160	6,048
Proceeds from Federal Home Loan Bank advances	25,000	—
Repayments of Federal Home Loan Bank advances	(61,000)	(41,000)
Increase in advances by borrowers for taxes and insurance	844	183
Exercise of stock options	64	419
Purchase of treasury stock	(8,107)	(10,196)
Dividends paid	(6,208)	(6,463)
Tax expense of stock plans	—	(482)

Net cash provided by (used in) financing activities	8,996	(17,600)

Net decrease in cash and due from banks	(18,489)	(22,162)
Cash and due from banks at beginning of period	62,544	77,527

Cash and due from banks at end of period	$44,055	$55,365

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,008	$11,000
Income taxes	6,793	6,118
Non-cash activities:
Reclassification of securities available-for-sale to held-to-maturity	536,010	—
Loans charged-off, net	2,223	4,739
Transfer of loans receivable to other real estate owned	2,928	3,412

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for all of 2013. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average shares issued net of Treasury shares	17,590	18,130	17,689	18,415
Less: Unallocated ESOP shares	(442)	(476)	(450)	(484)
Unallocated incentive award shares and shares held by deferred compensation plan	(101)	(93)	(94)	(94)

Average basic shares outstanding	17,047	17,561	17,145	17,837
Add: Effect of dilutive securities:
Stock options	124	19	9	18
Shares held by deferred compensation plan	39	41	40	41

Average diluted shares outstanding	17,210	17,621	17,194	17,896

For the three months ended September 30, 2013 and 2012, antidilutive stock options of 584,000 and 1,101,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2013 and 2012, antidilutive stock options of 948,000 and 1,168,000, respectively, were excluded from earnings per share calculations.

Note 3. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	At September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$60,191	$293	$—	$60,484
Equity investments	7,395	1,102	(13)	8,484

Total investment securities available-for-sale	$67,586	$1,395	$(13)	$68,968

Held-to-maturity:
Investment securities:
U.S. agency obligations	$82,660	$149	$(186)	$82,623
State and municipal obligations	23,015	17	(94)	22,938
Corporate debt securities	55,000	—	(10,124)	44,876

Total investment securities	160,675	166	(10,404)	150,437

Mortgage-backed securities:
FHLMC	154,193	734	(3,478)	151,449
FNMA	211,676	5,367	(2,607)	214,436
GNMA	746	105	—	851

Total mortgage-backed securities	366,615	6,206	(6,085)	366,736

Total held-to-maturity	$527,290	$6,372	$(16,489)	$517,173

Total securities	$594,876	$7,767	$(16,502)	$586,141

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$138,105	$945	$—	$139,050
State and municipal obligations	25,856	5	(81)	25,780
Corporate debt securities	55,000	—	(11,530)	43,470
Equity investments	4,992	424	(123)	5,293

	223,953	1,374	(11,734)	213,593

Mortgage-backed-securities:
FHLMC	118,294	1,284	(53)	119,525
FNMA	204,296	9,017	(11)	213,302
GNMA	824	206	—	1,030

Total mortgage-backed securities	323,414	10,507	(64)	333,857

Total available-for-sale	$547,367	$11,881	$(11,798)	$547,450

The changes in held-to-maturity and available-for-sale securities for the period ending September 30, 2013 are primarily attributed to a $536.0 million transfer of previously-designated available-for-sale securities to a held-to-maturity designation at fair value. The reclassification for the period ended September 30, 2013 is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at September 30, 2013 is as follows (in thousands):

Amortized cost	$527,290
Net loss on date of transfer from available-for-sale	(13,347)
Amortization of net loss	79

Carrying value	$514,022

Realized gains on the sale of securities were $42,000 and $226,000, respectively, for the nine months ended September 30, 2013 and 2012. There were no realized gains or losses on the sale of securities for the three months ended September 30, 2013 and 2012.

The amortized cost and estimated fair value of investment securities, excluding equity investments, at September 30, 2013 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2013, corporate debt securities with an amortized cost and estimated market value of $55.0 million and $44.9 million, respectively, were callable prior to the maturity date.

September 30, 2013	Amortized Cost	Estimated Fair Value
Less than one year	$57,609	$57,851
Due after one year through five years	107,024	107,003
Due after five years through ten years	1,233	1,191
Due after ten years	55,000	44,876

	$220,866	$210,921

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss for securities available-for-sale and held-to-maturity at September 30, 2013 and December 31, 2012, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At September 30, 2013
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
Equity investments	$581	$(13)	$—	$—	$581	$(13)

Total investment securities available-for-sale	$581	$(13)	$—	$—	$581	$(13)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$35,786	$(186)	$—	$—	$35,786	$(186)
State and municipal obligations	10,614	(93)	211	(1)	10,825	(94)
Corporate debt securities	—	—	44,876	(10,124)	44,876	(10,124)

Total investment securities	46,400	(279)	45,087	(10,125)	91,487	(10,404)

Mortgage-backed securities:
FHLMC	114,416	(3,478)	—	—	114,416	(3,478)
FNMA	75,743	(2,607)	—	—	75,743	(2,607)

Total mortgage-backed securities	190,159	(6,085)	—	—	190,159	(6,085)

Total held-to-maturity	$236,559	$(6,364)	$45,087	$(10,125)	$281,646	$(16,489)

Total securities	$237,140	$(6,377)	$45,087	$(10,125)	$282,227	$(16,502)

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
State and municipal obligations	$15,918	$(81)	$—	$—	$15,918	$(81)
Corporate debt securities	—	—	43,470	(11,530)	43,470	(11,530)
Equity investments	1,264	(123)	—	—	1,264	(123)

Total investment securities	17,182	(204)	43,470	(11,530)	60,652	(11,734)

Mortgage-backed securities:
FHLMC	16,186	(53)	—	—	16,186	(53)
FNMA	4,871	(11)	—	—	4,871	(11)

Total mortgage-backed securities	21,057	(64)	—	—	21,057	(64)

Total available-for-sale	$38,239	$(268)	$43,470	$(11,530)	$81,709	$(11,798)

At September 30, 2013, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$12,038	Ba2/BB+
Chase Capital	10,000	8,102	Baa2/BBB
Wells Fargo Capital	5,000	4,226	A3/A-
Huntington Capital	5,000	3,931	Baa3/BB+
Keycorp Capital	5,000	4,108	Baa3/BBB-
PNC Capital	5,000	4,217	Baa2/BBB
State Street Capital	5,000	4,168	A3/BBB+
SunTrust Capital	5,000	4,086	Baa3/BB+

	$55,000	$44,876

At September 30, 2013, the fair value of each corporate debt security was below cost. However, the estimated fair value of the corporate debt securities increased as compared to December 31, 2012. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba2 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at September 30, 2013. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Recently, credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and does not utilize the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at September 30, 2013.

Note 4. Loans Receivable, Net

Loans receivable, net at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Real estate:
One-to-four family	$766,099	$802,959
Commercial real estate, multi family and land	497,461	475,155
Residential construction	17,087	9,013
Consumer	199,761	198,143
Commercial and industrial	65,584	57,967

Total loans	1,545,992	1,543,237
Loans in process	(6,530)	(3,639)
Deferred origination costs, net	3,850	4,112
Allowance for loan losses	(20,887)	(20,510)

Loans receivable, net	$1,522,425	$1,523,200

At September 30, 2013 and December 31, 2012, loans in the amount of $41,565,000 and $43,374,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At September 30, 2013, the impaired loan portfolio totaled $37,513,000 for which there was a specific allocation in the allowance for loan losses of $3,333,000. At December 31, 2012, the impaired loan portfolio totaled $37,546,000 for which there was a specific allocation in the allowance for loan losses of $2,554,000. The average balance of impaired loans for the three and nine months ended September 30, 2013 was $36,320,000 and $39,045,000, respectively and $35,802,000 and $31,131,000, respectively, for the same prior year periods.

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$20,820	$17,657	$20,510	$18,230
Provision charged to operations	700	1,400	2,600	4,800
Charge-offs	(768)	(1,694)	(3,068)	(6,037)
Recoveries	135	928	845	1,298

Balance at end of period	$20,887	$18,291	$20,887	$18,291

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
For the three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	4,900	$9,774	$1,939	$1,093	$3,114	$20,820
Provision (benefit) charged to operations	110	(328)	192	419	307	700
Charge-offs	(328)	—	(440)	—	—	(768)
Recoveries	60	—	75	—	—	135

Balance at end of period	$4,742	$9,446	$1,766	$1,512	$3,421	$20,887

For the three months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$4,768	$8,614	$1,648	$1,110	$1,517	$17,657
Provision (benefit) charged to operations	609	(90)	963	(577)	495	1,400
Charge-offs	(1,126)	—	(491)	(77)	—	(1,694)
Recoveries	210	—	104	614	—	928

Balance at end of period	$4,461	$8,524	$2,224	$1,070	$2,012	$18,291

For the nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510
Provision (benefit) charged to operations	959	459	85	396	701	2,600
Charge-offs	(2,017)	—	(816)	(235)	—	(3,068)
Recoveries	559	50	233	3	—	845

Balance at end of period	$4,742	$9,446	$1,766	$1,512	$3,421	$20,887

For the nine months ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$5,370	$8,474	$1,461	$900	$2,025	$18,230
Provision (benefit) charged to operations	2,710	(57)	2,533	(373)	(13)	4,800
Charge-offs	(4,030)	(47)	(1,882)	(78)	—	(6,037)
Recoveries	411	154	112	621	—	1,298

Balance at end of period	$4,461	$8,524	$2,224	$1,070	$2,012	$18,291

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial	Unallocated	Total
September 30, 2013
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$155	$2,736	$442	$—	$—	$3,333
Collectively evaluated for impairment	4,587	6,710	1,324	1,512	3,421	17,554

Total ending allowance balance	$4,742	$9,446	$1,766	$1,512	$3,421	$20,887

Loans:
Loans individually evaluated for impairment	$19,485	$13,716	$3,520	$792	$—	$37,513
Loans collectively evaluated for impairment	763,701	483,745	196,241	64,792	—	1,508,479

Total ending loan balance	$783,186	$497,461	$199,761	$65,584	$—	$1,545,992

December 31, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$179	$1,834	$541	$—	$—	$2,554
Collectively evaluated for impairment	5,062	7,103	1,723	1,348	2,720	17,956

Total ending allowance balance	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510

Loans:
Loans individually evaluated for impairment	$22,427	$12,116	$2,712	$291	$—	$37,546
Loans collectively evaluated for impairment	789,545	463,039	195,431	57,676	—	1,505,691

Total ending loan balance	$811,972	$475,155	$198,143	$57,967	$—	$1,543,237

A summary of impaired loans at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30,	December 31,
	2013	2012
Impaired loans with no allocated allowance for loan losses	$26,122	$25,513
Impaired loans with allocated allowance for loan losses	11,391	12,033

	$37,513	$37,546

Amount of the allowance for loan losses allocated	$3,333	$2,554

At September 30, 2013, impaired loans include troubled debt restructuring loans of $33,409,000 of which $21,523,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2012, impaired loans include troubled debt restructuring loans of $35,893,000 of which $17,733,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of September 30, 2013
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,672	$9,001	$—
Originated by mortgage company	7,409	7,034	—
Originated by mortgage company – non-prime	2,773	2,171	—
Commercial real estate:
Commercial	4,356	4,333	—
Construction and land	—	—	—
Consumer	3,108	2,791	—
Commercial	792	792	—

	$28,110	$26,122	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$881	$881	$124
Originated by mortgage company	398	398	31
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	9,096	9,074	2,513
Construction and land	309	309	223
Consumer	852	729	442
Commercial	—	—	—

	$11,536	$11,391	$3,333

As of December 31, 2012
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,200	$10,956	$—
Originated by mortgage company	7,210	7,061	—
Originated by mortgage company – non-prime	2,335	2,251	—
Commercial real estate:
Commercial	2,722	2,691	—
Construction and land	482	482	—
Consumer	1,956	1,781	—
Commercial	291	291	—

	$26,196	$25,513	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate:
Originated by Bank	$1,761	$1,755	$142
Originated by mortgage company	404	404	37
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	9,022	8,943	1,834
Construction and land	—	—	—
Consumer	934	931	541
Commercial	—	—	—

	$12,121	$12,033	$2,554

	Three months ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,411	$87	$10,440	$125
Originated by mortgage company	6,737	68	6,824	68
Originated by mortgage company – non-prime	2,180	3	1,960	1
Commercial real estate:
Commercial	3,296	36	1,710	22
Construction and land	—	—	—	—
Consumer	2,742	19	1,406	19
Commercial	793	—	294	3

	$25,159	$213	$22,634	$238

With an allowance recorded:
Residential real estate:
Originated by Bank	$881	$11	$1,605	$14
Originated by mortgage company	265	7	405	7
Originated by mortgage company – non-prime	—	—	636	—
Commercial real estate:
Commercial	8,977	15	9,834	89
Construction and land	309	—	—	—
Consumer	729	10	688	10
Commercial	—	—	—	—

	$11,161	$43	$13,168	$120

	Nine months ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,841	$262	$9,291	$324
Originated by mortgage company	7,158	202	5,686	178
Originated by mortgage company – non-prime	2,211	12	1,832	3
Commercial real estate:
Commercial	2,925	103	1,643	66
Construction and land	—	—	—	—
Consumer	3,757	58	952	38
Commercial	456	5	296	7

	$27,348	$642	$19,700	$616

With an allowance recorded:
Residential real estate:
Originated by Bank	$852	$33	$1,050	$61
Originated by mortgage company	356	20	135	7
Originated by mortgage company – non-prime	—	—	674	—
Commercial real estate:
Commercial	9,232	172	9,255	277
Construction and land	418	—	—	—
Consumer	839	32	317	11
Commercial	—	—	—	—

	$11,697	$257	$11,431	$356

The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Residential real estate:
Originated by Bank	$15,661	$13,156
Originated by mortgage company	10,402	10,477
Originated by mortgage company – non-prime	2,907	2,888
Commercial real estate:
Commercial	7,089	11,085
Construction and land	309	482
Consumer	4,428	4,540
Commercial	769	746

	$41,565	$43,374

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2013
Residential real estate:
Originated by Bank	$7,069	$1,523	$14,286	$22,878	$642,770	$665,648
Originated by mortgage company	—	958	10,293	11,251	85,151	96,402
Originated by mortgage company – non-prime	167	185	2,343	2,695	1,354	4,049
Residential construction	—	—	—	—	17,087	17,087
Commercial real estate:
Commercial	3,758	6,219	3,866	13,843	465,132	478,975
Construction and land	—	—	490	490	17,996	18,486
Consumer	717	198	4,394	5,309	194,452	199,761
Commercial	71	425	932	1,428	64,156	65,584

	$11,782	$9,508	$36,604	$57,894	$1,488,098	$1,545,992

December 31, 2012
Residential real estate:
Originated by Bank	$5,863	$782	$10,624	$17,269	$666,833	$684,102
Originated by mortgage company	2,870	7	10,294	13,171	101,437	114,608
Originated by mortgage company – non-prime	431	47	2,369	2,847	1,402	4,249
Residential construction	—	—	—	—	9,013	9,013
Commercial real estate:
Commercial	2,422	608	2,863	5,893	457,394	463,287
Construction and land	—	—	482	482	11,386	11,868
Consumer	719	576	4,457	5,752	192,391	198,143
Commercial	—	—	112	112	57,855	57,967

	$12,305	$2,020	$31,201	$45,526	$1,497,711	$1,543,237

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. Loans not rated are included in groups of homogeneous loans. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial real estate:
Commercial	$445,433	$25	$32,638	$879	$478,975
Construction and land	17,671	506	309	—	18,486
Commercial	61,817	3,380	387	—	65,584

	$524,921	$3,911	$33,334	$879	$563,045

December 31, 2012
Commercial real estate:
Commercial	$429,393	$1,775	$31,275	$844	$463,287
Construction and land	10,880	506	482	—	11,868
Commercial	57,341	—	391	235	57,967

	$497,614	$2,281	$32,148	$1,079	$533,122

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2013 and December 31, 2012 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
September 30, 2013
Performing	$649,987	$86,000	$1,142	$17,087	$195,333
Non-performing	15,661	10,402	2,907	—	4,428

	$665,648	$96,402	$4,049	$17,087	$199,761

December 31, 2012
Performing	$670,946	$104,131	$1,361	$9,013	$193,603
Non-performing	13,156	10,477	2,888	—	4,540

	$684,102	$114,608	$4,249	$9,013	$198,143

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at September 30, 2013 and December 31, 2012 were $11,886,000 and $18,160,000, respectively, of troubled debt restructurings. At September 30, 2013 and December 31, 2012, the Company has allocated $2,400,000 and $2,418,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at September 30, 2013 and December 31, 2012, which totaled $21,523,000 and $17,733,000, respectively. Non-accruing and accruing troubled debt restructurings at September 30, 2013 include $2,686,000 and $4,804,000, respectively, and at December 31, 2012 include $1,704,000 and $6,291,000, respectively, relating to the implementation of new guidance issued by the Bank’s regulator, the Office of the Comptroller of the Currency (“OCC”). The amount now includes one-to-four family and consumer loans where the borrower’s obligation was discharged due to bankruptcy. The updated guidance requires the Company to include certain loans as troubled debt restructurings due to the discharge of the borrower’s debt. These loans continue to make payments as agreed and the Bank retains its security interest in the real estate collateral. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2013 and 2012 and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by mortgage company	2	$779	$777
Consumer	2	205	125

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Consumer	1	12

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$623	$623
Originated by mortgage company	2	779	777
Consumer	9	368	281

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	1	62
Consumer	1	12

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	4	$375	$368
Originated by mortgage company	1	359	359
Consumer	1	56	56

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	9	$2,029	$1,892
Originated by mortgage company	3	978	978
Commercial real estate:
Commercial	2	1,315	1,279
Consumer	4	185	185

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

Note 5. Reserve for Repurchased Loans and Loss Sharing Obligations

An analysis of the reserve for repurchased loans and loss sharing obligations for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,688	$955	$1,203	$705
Provision charged to operations	—	100	975	350
Loss on loans repurchased, settlements or payments under loss sharing arrangements	(220)	—	(915)	—
Recoveries	—	—	205	—

Balance at end of period	$1,468	$1,055	$1,468	$1,055

The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The Company prepares a comprehensive analysis of the adequacy of the reserve for repurchased loans and loss sharing obligations at each quarter-end. The reserve includes a specific loss estimate on the outstanding loan repurchase requests based on the estimated fair value of the underlying collateral modified by the likelihood of loss which is estimated based on historical experience. The reserve also includes a general loss estimate based on an estimate of loans likely to be returned for repurchase and the estimated loss on those loans. Finally, the reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the Federal Home Loan Bank (“FHLB”) relating to loans sold into their Mortgage Partnership Finance (“MPF”) program. Under this program, the Bank and the FHLB share credit risk for loans sold. The first loss position, equal to 1% of the aggregate amount of the loan pool, is absorbed by the FHLB through a reduction in credit enhancement fees paid to the Bank. The second loss position, generally covering the next 1.5% to 4.0% of the aggregate loan pool, is absorbed by the Bank. Loan losses above the combination of these two thresholds are fully absorbed by the FHLB. In establishing the reserve, the Company considered recent and historical experience, product type and volume of loan sales and the general economic environment.

The reserve for repurchased loans and loss sharing obligations was $1.5 million at September 30, 2013, a $265,000 increase from December 31, 2012. The increase was due to mostly first quarter activity relating to a provision of $100,000 for repurchase requests, an additional provision relating to loans sold to the FHLB, incurred losses relating to the FHLB loan sales, a comprehensive settlement with one investor relating to existing and anticipated loan repurchase requests, and recoveries of previously charged-off amounts. For the three months ended March 31, 2013, the Bank recognized actual losses for the first time under the MPF program of $245,000 on two loans in a single pool. In light of these realized losses, the Bank performed an analysis of additional loss exposure and determined that additional covered losses within that loan pool were likely and recorded an additional provision of $875,000. The analysis also revealed the actual losses of $245,000 and the general provision of $875,000 related to asset quality deterioration in the loan pool should have been recognized in prior periods; however these amounts were not considered material to such periods. An additional loss of $220,000 was charged against the reserve for the three and nine months ended September 30, 2013. The Bank’s maximum remaining loss exposure on all loans sold to the FHLB is $2.4 million, although the Bank’s reserve includes an estimate of expected future losses. Therefore, additional losses will only be recognized if loan performance deteriorates beyond expectations. The reserve was reduced by a cash payment of $450,000 as part of a comprehensive settlement with a single investor which settled seven outstanding loan repurchase requests and terminated the right of the investor to make any future claims for repurchase. The anticipated loss on this comprehensive settlement was considered in establishing the reserve at December 31, 2012. The Bank also recognized $205,000 in recoveries relating to amounts previously charged-off. At September 30, 2013, there were two outstanding loan repurchase requests which the Company is disputing on loans with a total principal balance of $541,000, as compared to 12 outstanding loan repurchase requests with a principal balance of $3.6 million at December 31, 2012.

Note 6. Deposits

The major types of deposits at September 30, 2013 and December 31, 2012 were as follows (in thousands):

Type of Account	September 30, 2013	December 31, 2012
Non-interest-bearing	$217,061	$179,074
Interest-bearing checking	924,694	940,190
Money market deposit	124,350	118,154
Savings	291,131	256,035
Time deposits	211,678	226,218

Total deposits	$1,768,914	$1,719,671

Included in time deposits at September 30, 2013 and December 31, 2012, is $56,623,000 and $57,871,000, respectively, in deposits of $100,000 and over.

Note 7. Recent Accounting Pronouncements

Accounting Standards Update No. 2013-02, “Comprehensive Income – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012. For the nine months ended September 30, 2013, the Company had a minor reclassification out of accumulated other comprehensive income and into net income which was not considered significant.

Note 8. Fair Value Measurements

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2013. The fair value hierarchy is as follows:

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

Securities Available-For-Sale

Securities classified as available-for-sale are reported at fair value utilizing Level 1 and Level 2 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2013
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$60,484	$—	$60,484	$—
Equity investments	8,484	8,484	—	—
Items measured on a non-recurring basis:
Other real estate owned	4,259	—	—	4,259
Loans measured for impairment based on the fair value of the underlying collateral	11,391	—	—	11,391

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$139,050	$—	$139,050	$—
State and municipal obligations	25,780	—	25,780	—
Corporate debt securities	43,470	—	43,470	—
Equity investments	5,293	5,293	—	—
Mortgage-backed securities available-for-sale	333,857	—	333,857	—
Items measured on a non-recurring basis:
Other real estate owned	3,210	—	—	3,210
Loans measured for impairment based on the fair value of the underlying collateral	12,033	—	—	12,033

Assets and Liabilities Disclosed at Fair Value

A description of the valuation methodologies used for assets and liabilities disclosed at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.

Cash and Due from Banks

For cash and due from banks, the carrying amount approximates fair value.

Securities Held-to-Maturity

Securities classified as held-to-maturity are carried at amortized cost, as the Company has the positive intent and ability to hold these securities to maturity. The Company determines the fair value of the securities utilizing Level 1 and Level 2 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2013 and December 31, 2012 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2013
Financial Assets:
Cash and due from banks	$44,055	$44,055	$—	$—
Securities held-to-maturity	514,022	—	517,173	—
Federal Home Loan Bank of New York stock	15,211	—	—	15,211
Loans receivable and mortgage loans held for sale	1,524,991	—	—	1,541,323
Financial Liabilities:
Deposits other than time deposits	1,557,236	—	1,557,236	—
Time deposits	211,678	—	214,623	—
Securities sold under agreements to repurchase with retail customers	69,951	69,951	—	—
Federal Home Loan Bank advances and other borrowings	216,500	—	219,370	—

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Financial Assets:
Cash and due from banks	$62,544	$62,544	$—	$—
Federal Home Loan Bank of New York stock	17,061	—	—	17,061
Loans receivable and mortgage loans held for sale	1,529,946	—	—	1,572,291
Financial Liabilities:
Deposits other than time deposits	1,493,453	—	1,493,453	—
Time deposits	226,218	—	231,445	—
Securities sold under agreements to repurchase with retail customers	60,791	60,791	—	—
Federal Home Loan Bank advances and other borrowings	252,500	—	258,577	—

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

Note 9. Subsequent Events

Subsequent to quarter-end, the Company made the strategic decision to prepay $159.0 million of Federal Home Loan Bank advances with a weighted average cost of 2.31% and a weighted average term to maturity of 16 months. The pre-tax prepayment fee on these borrowings was $4.3 million, or $0.16 per diluted share, which will be reflected in the fourth quarter’s reported earnings. The prepayment was initially funded by short-term advances, which the Company expects to supplement with deposit growth. Over the next year, the short-term advances will gradually be extended into longer-term liabilities. The transaction will improve net interest income and margin in future periods and, when fully implemented, will reduce the Company’s sensitivity to further interest rate increases.

The Company is focused on growing revenues in commercial lending, trust and asset management, and Bankcard services. In order to fund the required investment in these areas, the Bank reviewed branch expenses and decided to consolidate two branches into newer, in-market OceanFirst Bank facilities. The consolidation is scheduled to occur in the fourth quarter and is expected to result in a non-recurring charge of $630,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 27, 2012, the Company announced its intention to repurchase up to 901,002 shares or 5% of its outstanding common stock. Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—	$—	—	519,823
August 1, 2013 through August 31, 2013	—	—	—	519,823
September 1, 2013 through September 30, 2013	218,057	16.49	218,057	301,766

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.
(1)	Incorporated herein by reference from Exhibit to Form 8-K filed on February 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp. Registrant

DATE: November 8, 2013	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: November 8, 2013	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	40

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	41

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.