Form 10-K
period 2013-12-31
OCEANFIRST FINANCIAL CORP
filed 2014-03-14
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $258,947,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 7, 2014 was 17,406,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank (the “Bank”). At December 31, 2013, the Company had consolidated total assets of $2.2 billion and total stockholders’ equity of $214.4 million. The Company is a savings and loan holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”). The Bank’s principal business has been and continues to be attracting deposits from the general public in the communities surrounding its branch offices and investing those deposits primarily in single-family, owner-occupied residential mortgage loans and commercial real estate loans, a key focus of the Bank. The Bank also invests in other types of loans, including multi-family, construction, consumer and commercial loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank periodically sells part of its mortgage loan production in order to manage interest rate risk and liquidity. Presently, servicing rights are retained in connection with most loan sales. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, trust and asset management services, Bankcard services and the sale of alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings and to a lesser extent, investment maturities.

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

In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative/branch office located in Toms River, New Jersey, and twenty-two additional branch offices. Eighteen of the offices are located in Ocean County, New Jersey, with four branches in Monmouth County and one in Middlesex County. The Bank also operates a trust and asset management office in Manchester, New Jersey. In April 2013, the Bank expanded its market presence in Monmouth County with the opening of its full service Financial Solutions Center in Red Bank, offering deposit, lending and trust and asset management services. The Bank’s deposit gathering and lending activities are concentrated in the markets surrounding its branch office network.

The Bank is the oldest and largest community-based financial institution headquartered in Ocean County, New Jersey, which is located along the central New Jersey shore. The economy in the Bank’s primary market area is based upon a mixture of service and retail trade, some of which is based on tourism at the New Jersey shore. Other employment is provided by a variety of wholesale trade, manufacturing, Federal, state and local government, hospitals and utilities. The area is also home to commuters working in New Jersey suburban areas around New York and Philadelphia. In October 2012, the Bank’s primary market area was adversely impacted by superstorm Sandy which caused substantial property damage, however, there has been recent evidence of substantial rebuilding and improved economic activity as the area recovers.

The Bank’s future growth opportunities will be partly influenced by the growth and stability of the local economy and the competitive environment in Ocean and Monmouth County. In New Jersey overall and in Ocean and Monmouth counties, the unemployment rate has improved at a more rapid pace than the national rate. For New Jersey, Ocean County and Monmouth County the unemployment rate decreased to 7.3%, 7.3% and 6.1%, respectively, at December 31, 2013 as compared to 9.5%, 10.9% and 8.9% respectively, at December 31, 2012.

The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey is an attractive market to many financial institutions. Many of the Bank’s competitors are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large banking competitors through its local presence and ability to deliver personalized service.

Lending Activities

Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 2013, the Bank had total loans outstanding of $1.572 billion, of which $751.4 million, or 47.8% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $528.9 million of commercial real estate, multi-family and land loans, or 33.6% of total loans; $30.8 million of residential construction loans, or 2.0% of total loans; $200.7 million of consumer loans, primarily home equity loans and lines of credit, or 12.8% of total loans; and $60.5 million of commercial loans, or 3.8% of total loans. Included in total loans are $785,000 in loans held-for-sale at December 31, 2013. The total amount of residential real estate, consisting of one-to-four family and residential construction, was $782.2 million, or 49.8% of total loans. At that same date, 38.4% of the Bank’s total loans had adjustable interest rates. The Bank has generally sold much of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk.

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Real estate:
One-to-four family	$751,370	47.79%	$809,705	52.24%	$882,550	55.55%	$955,063	56.63%	$954,736	57.92%
Commercial real estate, multi-family and land	528,945	33.64	475,155	30.66	460,725	29.00	435,127	25.80	396,883	24.08
Residential construction	30,821	1.96	9,013	0.58	6,657	0.42	13,748	0.82	9,241	0.56
Consumer (1)	200,683	12.76	198,143	12.78	192,918	12.14	205,725	12.20	217,290	13.18
Commercial and industrial	60,545	3.85	57,967	3.74	45,889	2.89	76,692	4.55	70,214	4.26

Total loans	1,572,364	100.00%	1,549,983	100.00%	1,588,739	100.00%	1,686,355	100.00%	1,648,364	100.00%

Loans in process	(12,715)		(3,639)		(2,559)		(4,055)		(3,466)
Deferred origination costs, net	3,526		4,112		4,366		4,862		4,767
Allowance for loan losses	(20,930)		(20,510)		(18,230)		(19,700)		(14,723)

Total loans, net	1,542,245		1,529,946		1,572,316		1,667,462		1,634,942

Less:
Mortgage loans held-for-sale	785		6,746		9,297		6,674		5,658

Loans receivable, net	$1,541,460		$1,523,200		$1,563,019		$1,660,788		$1,629,284

Total loans:
Adjustable rate	$602,976	38.35%	$635,264	40.99%	$692,332	43.58%	$816,058	48.39%	$839,285	50.93%

Fixed rate	969,388	61.65	914,719	59.01	896,407	56.42	870,297	51.61	809,079	49.07

	$1,572,364	100.00%	$1,549,983	100.00%	$1,588,739	100.00%	$1,686,355	100.00%	$1,648,364	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2013. The table does not include principal prepayments.

	At December 31, 2013
	One-to- four family	Commercial real estate, multi-family and land	Residential construction	Consumer	Commercial and industrial	Total Loans Receivable
	(in thousands)

One year or less	$718	$115,320	$18,106	$1,157	$22,745	$158,046

After one year:
More than one year to three years	2,639	122,456	—	3,224	13,936	142,255
More than three years to five years	21,253	158,698	—	7,141	11,883	198,975
More than five years to ten years	28,973	125,835	—	34,326	11,981	201,115
More than ten years to twenty years	191,436	6,636	923	154,244	—	353,239
More than twenty years	506,351	—	11,792	591	—	518,734

Total due after December 31, 2014	750,652	413,625	12,715	199,526	37,800	1,414,318

Total amount due	$751,370	$528,945	$30,821	$200,683	$60,545	1,572,364

Loans in process						(12,715)
Deferred origination costs, net						3,526
Allowance for loan losses						(20,930)

Total loans, net						1,542,245

Less: Mortgage loans held-for-sale						785

Loans receivable, net						$1,541,460

The following table sets forth at December 31, 2013, the dollar amount of total loans receivable contractually due after December 31, 2014, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
One-to-four family	$394,169	$356,483	$750,652
Commercial real estate, multi-family and land	341,063	72,562	413,625
Residential construction	6,077	6,638	12,715
Consumer	102,926	96,600	199,526
Commercial and industrial	27,166	10,634	37,800

Total loans receivable	$871,401	$542,917	$1,414,318

Origination, Sale and Servicing of Loans. The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held-for-sale, for the periods indicated.

	For the Year December 31,
	2013	2012	2011
	(in thousands)
Total loans:
Beginning balance	$1,549,983	$1,588,739	$1,686,355

Loans originated:
One-to-four family	225,596	308,792	237,771
Commercial real estate, multi-family and land	124,293	80,106	90,144
Residential construction	23,452	6,511	6,710
Consumer	85,994	92,633	74,175
Commercial and industrial	124,852	120,248	100,142

Total loans originated	584,187	608,290	508,942

Total	2,134,170	2,197,029	2,195,297
Less:
Principal repayments	448,379	461,613	460,653
Sales of loans	106,550	174,299	133,739
Charge-offs (gross)	3,521	7,084	9,249
Transfer to other real estate owned	3,356	4,050	2,917

Total loans	$1,572,364	$1,549,983	$1,588,739

One-to-four family mortgage loan origination volume declined in the second half of 2013 as longer-term interest rates rose which reduced the volume of loan refinancing. This same trend caused loan sales to also decline as the Bank typically sells longer-term fixed-rate one-to-four family mortgage loans. In mid-2013, the Bank supplemented its commercial lending team with several experienced bankers and successfully grew commercial real estate loans over the second half of the year. Residential construction origination volume increased as the Bank focused on meeting the needs of borrowers rebuilding after superstorm Sandy.

One-to-Four Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by commissioned loan representatives in the exclusive employment of the Bank and their contacts within the local real estate industry, members of the local communities and the Bank’s existing or past customers.

At December 31, 2013, the Bank’s total loans outstanding were $1.572 billion, of which $751.4 million, or 47.8%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loans was approximately $188,000 at December 31, 2013. The Bank currently offers a number of ARM loan programs with interest rates which adjust every one, three, five or ten years. The Bank’s ARM loans generally provide for periodic caps of 2% or 3% and an overall cap of 6% on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable one-, three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.50% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.50% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of one-year ARM loans with a loan-to-value ratio of 75% or less are qualified at the fully-indexed rate (the applicable U.S. Treasury index plus the margin, rounded up to the nearest one-eighth of one percent), and borrowers of one-year ARM loans with a loan-to-value ratio over 75% are qualified at the higher of the fully-indexed rate or the initial rate plus the 2% annual interest rate cap. The Bank does not originate ARM loans which provide for negative amortization. The Bank offers interest-only ARM loans on a limited basis, in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term and then convert to a fully-amortizing loan until maturity. Since the interest-only feature will result in future increases in the borrower’s loan payment when the contractually required payments increase due to the required amortization of the principal amount and these payment increases will affect the borrower’s ability to repay the loan, borrowers are qualified at the fully-amortized payment. The amount of interest-only one-to-four family mortgage loans at December 31, 2013 and 2012 was $28.8 million and $37.0 million, respectively, or 3.8% and 4.6%, respectively, of total one-to-four family mortgages.

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

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 56% at December 31, 2013 based on appraisal values at the time of origination. In recent years, a decline in real estate values in the Bank’s lending area has generally reduced the collateral value supporting the Bank’s loans although the Bank believes that most borrowers continue to have adequate collateral value to support their outstanding loan balance. Title insurance is typically required for first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

The Bank obtains full verification of income on residential borrowers, however, it previously originated stated income loans on a limited basis through November 2010. These loans were only offered to self-employed borrowers for purposes of financing primary residences and second home properties. The amount of stated income loans at December 31, 2013 and 2012 was $36.6 million and $47.3 million, respectively, or 4.9% and 5.8%, respectively, of total one-to-four family mortgages.

The Bank currently brokers reverse mortgage loans for a third party originator. Prior to 2013, the Bank closed these loans in its name; however, they were all sold into the secondary market. The loans qualify under the Home Equity Conversion Mortgage program of the Federal Housing Administration and are insured by the Department of Housing and Urban Development. For the year ended December 31, 2013, the Bank recognized fee income on reverse mortgage loans of $714,000, as compared to a net gain on the sale of reverse mortgage loans of $718,000 for the year ended December 31, 2012.

The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the recently enacted Consumer Financial Protection Bureau (“CFPB”) regulations effective January 10, 2014. See “Risk Factors – The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank.”

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as office buildings or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to ten years and amortization schedules up to thirty years with fixed or adjustable rates. The loans typically contain prepayment penalties over the initial term. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, profitability and the term and quantity of leases. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal for commercial real estate loans.

The Bank’s commercial real estate loan portfolio at December 31, 2013 was $528.9 million, or 33.6% of total loans, as compared to $475.2 million, or 30.7%, of total loans, at December 31, 2012. The Bank successfully grew this market segment primarily through the addition of several experienced commercial lenders, including a new team situated in the Bank’s Financial Solutions Center in Red Bank. Of the total commercial real estate portfolio, 50.7% is considered owner occupied, whereby the underlying business owner occupies a majority of the property. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2013 was a performing loan for which the Bank had an outstanding carrying balance of $15.8 million secured by a first mortgage on dormitories at a major university in the Bank’s lending area. The average size of the Bank’s commercial real estate loans at December 31, 2013 was approximately $819,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2013, the Bank had an outstanding balance in commercial construction loans of $23.7 million, as compared to $8.3 million at December 31, 2012.

The Bank also originates multi-family mortgage loans and land loans on a limited basis. The Bank’s multi-family loans and land loans at December 31, 2013 totaled $11.8 million and $6.2 million, respectively, as compared to $18.2 million and $5.5 million, respectively, at December 31, 2012.

Residential Construction Lending. At December 31, 2013, residential construction loans totaled $30.8 million, or 2.0%, of the Bank’s total loans outstanding, an increase from $9.0 million, or 0.6% of the Bank’s total loans outstanding at December 31, 2012. The increase was due in large part to the additional loan demand from borrowers rebuilding after superstorm Sandy.

The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s residential construction loans are made to individuals building their residence.

Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.

Consumer Loans. The Bank also offers consumer loans. At December 31, 2013, the Bank’s consumer loans totaled $200.7 million, or 12.8% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity lines of credit comprised $102.8 million, or 51.3%; home equity loans comprised $97.1 million, or 48.4%; overdraft line of credit loans totaled $465,000 or 0.2%; and loans on savings accounts totaled $260,000, or 0.1%.

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

Commercial and Industrial Lending. At December 31, 2013, commercial and industrial loans totaled $60.5 million, or 3.8% of the Bank’s total loans outstanding. The Bank originates commercial and industrial loans and lines of credit (including for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial and industrial loans and credit lines, the Bank reviews and analyzes financial history and capacity, collateral value, strength and character of the principals, and general payment history of the borrower and principals in coming to a credit decision. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors (the “Board”). This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial and industrial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured real estate lending. Risk of loss on a commercial and industrial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. The Bank’s largest commercial and industrial loan at December 31, 2013 was a performing loan to a medical group with an outstanding balance of $4.2 million secured by medical equipment and personal guarantees. The average size of the Bank’s commercial and industrial loans at December 31, 2013 was approximately $258,000.

Loan Approval Procedures and Authority. The Board establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. New borrowers with a total exposure in excess of $3.0 million and existing borrowers with a total exposure in excess of $5.0 million require approval by the Management Credit Committee. A minimum of two employees’ signatures are required to approve residential loans over the conforming loan limits of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2013 amounted to $32.7 million. At December 31, 2013, the Bank’s maximum loan exposure to a single borrower and related interests was $17.7 million. This performing loan is secured by a first mortgage on a multi-purpose medical office facility.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which have been sold by the Company. At December 31, 2013, the Bank was servicing $806.8 million of loans for others. At December 31, 2013, 2012 and 2011, the balance of mortgage servicing rights totaled $4.2 million, $4.6 million and $4.8 million, respectively. For the years ended December 31, 2013, 2012 and 2011, loan servicing income totaled $748,000, $538,000 and $427,000, respectively. The Bank evaluates mortgage servicing rights for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2013, 2012 and 2011. The valuation of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. In the case of residential mortgage loans, the Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to remain in their home and satisfy the loan terms. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 90 days or more, the Bank will commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Foreclosure timelines in New Jersey are among the longest in the nation and have remained protracted over the past few years. The Bank offers various modification programs to assist homeowners with financial hardships. In addition to hardship modification programs managed and serviced for investors, the Bank also offers proprietary modification programs for loans retained in its portfolio.

The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. As part of this process, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans and a narrative report of classified commercial and industrial, commercial real estate, multi-family, land and construction loans. The Bank classifies assets in accordance with certain regulatory guidelines. At December 31, 2013, the Bank had $66.2 million of assets, including all other real estate owned (“OREO”), classified as “Substandard,” $859,000 of assets classified as “Doubtful” and no assets classified as “Loss.” At December 31, 2012, the Bank had $90.0 million of assets classified as “Substandard,” $1.1 million classified as “Doubtful” and no assets classified as “Loss.” Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, such as past delinquencies, are designated “Special Mention.” Special Mention assets totaled $5.8 million at December 31, 2013, as compared to $6.2 million at December 31, 2012. In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to review a selection of commercial real estate and commercial and industrial loans, including all classified and Special Mention loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed more than 70% of the Company’s commercial real estate and commercial and industrial loans during 2013. Their conclusion was that the Bank’s internal credit reviews are reliable.

The largest Substandard loan relationship is comprised of several credit facilities to a marina with an aggregate balance of $6.5 million which was criticized due to poor, but improving, operating results. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. The most recent appraisals value the real estate collateral at $8.9 million. In November 2011, the Company entered into a troubled debt restructuring with the borrower which amended the repayment terms and reduced the interest rate in exchange for additional collateral. The borrower has remained current as to payments under the restructured terms and the loan was returned to accrual status in the third quarter of 2013. The loan relationship remains classified, however, due to continued uncertainty about the borrower’s ability to service the debt.

Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans and OREO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $2,040,000, $2,432,000, $2,125,000, $1,467,000 and $1,441,000, respectively.

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$28,213	$26,521	$29,236	$26,945	$19,510
Commercial real estate, multi-family and land	12,304	11,567	10,552	5,849	5,152
Consumer	4,328	4,540	3,653	4,626	3,031
Commercial and industrial	515	746	567	117	627

Total	45,360	43,374	44,008	37,537	28,320
OREO	4,345	3,210	1,970	2,295	2,613

Total non-performing assets	$49,705	$46,584	$45,978	$39,832	$30,933

Allowance for loan losses as a percent of total loans receivable (1)	1.33%	1.32%	1.15%	1.17%	0.89%

Allowance for loan losses as a percent of total non-performing loans (2)	46.14	47.29	41.42	52.48	51.99

Non-performing loans as a percent of total loans receivable (1)(2)	2.88	2.80	2.77	2.23	1.72

Non-performing assets as a percent of total assets (2)	2.21	2.05	2.00	1.77	1.52

(1)	Total loans includes loans receivable and mortgage loans held-for-sale.
(2)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

The Company’s non-performing loans totaled $45.4 million at December 31, 2013, a $2.0 million increase from $43.4 million at December 31, 2012. Included in non-performing loans at December 31, 2013 were $3.1 million in loans which remain adversely impacted by superstorm Sandy. Also included in the non-performing loan total at December 31, 2013 were $9.7 million of troubled debt restructured loans, as compared to $18.2 million of troubled debt restructured loans at December 31, 2012. The largest non-performing loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility for $6.2 million, criticized due to continual losses and covenant violations. The most recent appraisal values the real estate collateral, which is currently marketed for sale, at $7.4 million, net of past due real estate taxes.

Non-performing loans are concentrated in one-to-four family loans which comprise 62.2% of the total. At December 31, 2013, the average weighted loan-to-value ratio of non-performing one-to-four family loans was 76% using recently updated appraisal values. Appraisals are obtained for all non-performing loans secured by real estate which are subsequently updated on a periodic basis, generally annually for residential real estate, if the loan remains delinquent for an extended period. At December 31, 2013, the average weighted loan-to-value ratio of the total one-to-four family loan portfolio was 56% using appraisal values at time of origination. The Company’s non-performing loans remain at elevated levels partly due to the protracted foreclosure process in the State of New Jersey. This process delays the Company’s ability to resolve non-performing loans through sale of the underlying collateral.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. A description of the methodology used in establishing the allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations, Critical Accounting Policies, Allowance for Loan Losses.”

As of December 31, 2013 and 2012, the Bank’s allowance for loan losses was 1.33% and 1.32% respectively, of total loans. The Bank had non-accrual loans of $45.4 million and $43.4 million at December 31, 2013 and 2012, respectively. The Bank will continue to monitor its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2013	2012	2011	2010	2009
	(dollars in thousands)

Balance at beginning of year	$20,510	$18,230	$19,700	$14,723	$11,665

Charge-offs:
Residential real estate	2,444	4,679	4,643	1,959	1,603
Commercial real estate	—	47	2,301	324	885
Consumer	842	2,282	1,982	736	105
Commercial and industrial	235	76	323	257	95

Total	3,521	7,084	9,249	3,276	2,688

Recoveries	1,141	1,464	29	253	46

Net charge-offs	2,380	5,620	9,220	3,023	2,642

Provision for loan losses	2,800	7,900	7,750	8,000	5,700

Balance at end of year	$20,930	$20,510	$18,230	$19,700	$14,723

Ratio of net charge-offs during the year to average net loans outstanding during the year	0.16%	0.36%	0.57%	0.18%	0.16%

The increase in charge-offs during 2011 was primarily due to the Company’s decision to modify its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss experience as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011 or previous periods.

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands).

	At December 31,
	2013			2012			2011			2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans

Residential real estate	$4,859	23.22%	49.75%	$5,241	25.56%	52.82%	$5,370	29.46%	55.97%	$5,977	30.34%	57.45%	$3,654	24.82%	58.48%

Commercial real estate	10,371	49.55	33.64	8,937	43.57	30.66	8,474	46.48	29.00	6,837	34.71	25.80	5,043	34.25	24.08

Consumer	1,360	6.50	12.76	2,264	11.04	12.78	1,461	8.01	12.14	3,264	16.57	12.20	2,998	20.36	13.18

Commercial and industrial	1,383	6.61	3.85	1,348	6.57	3.74	900	4.94	2.89	962	4.88	4.55	1,725	11.72	4.26

Unallocated	2,957	14.12	—	2,720	13.26	—	2,025	11.11	—	2,660	13.50	—	1,303	8.85	—

Total	$20,930	100.00%	100.00%	$20,510	100.00%	100.00%	$18,230	100.00%	100.00%	$19,700	100.00%	100.00%	$14,723	100.00%	100.00%

Reserve for Repurchased Loans and Loss Sharing Obligations. At December 31, 2013 and 2012, the Company maintained a reserve for repurchased loans and loss sharing obligations of $1.5 million and $1.2 million, respectively, related to potential losses on loans sold which may have to be repurchased due to a violation of a representation or warranty. As described below, the reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the FHLB relating to loans sold into their Mortgage Partnership Finance (“MPF”) program. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. Losses were $915,000, $252,000, and $104,000, respectively, for the years ended December 31, 2013, 2012, and 2011. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2013, there were five outstanding loan repurchase requests on loans with a total principal balance of $1.2 million, which the Company is disputing, as compared to twelve outstanding loan repurchase requests with a principal balance of $3.6 million at December 31, 2012. For the year ended December 31, 2013, four new repurchase requests were received, four repurchase requests were resolved at no cost to the Bank and seven repurchase requests were resolved through a cash settlement in lieu of repurchase.

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

A specific reserve was established for projected losses on outstanding repurchase requests. The specific reserve was based on the estimated fair value of the underlying collateral modified by the likelihood of payment which was estimated based on historical experience.

The Company segmented its volume of sold loans into two portfolios, Bank originated loans and loans originated by Columbia Home Loans, LLC (“Columbia”) the Bank’s mortgage company which was shuttered in 2007 and is now in dissolution. Each of these portfolios was further segmented by investor type, between loans sold to Government Sponsored Enterprises (“GSE”) such as FHLMC and FNMA and loans sold to non-GSE investors. Based on actual loan repurchase experience, the Company determined that loans originated by Columbia had significantly more repurchase requests than loans originated by the Bank. Based on this data, the Company considered the population of loans subject to repurchase as Columbia loans originated from January 1, 2005 through its shuttering in 2007 and Bank loans originated in the past five years. The volume of loan originations by Columbia is net of loan volume covered by a prior settlement with the loan investor, as the risk of future repurchases from these loans has been mitigated. Loan balances were assumed to decay, or run-off, at the rate of 12.5% per year.

The Company then applied a return factor to the remaining loan sale volume as determined above. The return factor was determined based on the Company’s actual experience for repurchase requests and is equal to the amount of repurchase requests divided by the amount of loans sold.

The calculated return factors were as follows:

	Non-GSE Exposure			GSE Exposure
	At December 31,
	2013	2012	2011	2013	2012	2011

Bank	0.14%	0.10%	0.16%	0.11%	0.04%	0.00%

Columbia	0.36%	0.39%	0.49%	0.77%	0.76%	0.26%

The Company experienced substantial repurchase request volume for Columbia in 2007 which moderated significantly in recent years. As a result of this trend, the Company gave more weight to its more recent experience and less weight to earlier experience, as management concluded that the recent trend is more indicative of potential future results.

Finally, to establish the reserve for repurchased loans, estimated loss factors were applied to the estimated amount of repurchase requests. The Company calculated an actual loss experience on currently outstanding and prior repurchase requests which at December 31, 2013, 2012 and 2011 were 28.3%, 25.0% and 15.7%, respectively, for the Bank and 15.7%, 17.6% and 16.0%, respectively, for Columbia, although the actual loss factor was modified to consider several economic factors which were likely to adversely impact the Company’s loss experience. These factors included continued weakness in the housing market and elevated levels of unemployment. Additionally, both FNMA and FHLMC and investors in mortgage-backed securities pools continue to carefully examine loan documentation on loans sold to these agencies and investors by loan originators, such as the Bank, with a goal of putting an increasing amount of delinquent loans back to the originator. After adjustments, the final estimated loss factors used and applied to loans for which no request has been received to date at December 31, 2013, 2012 and 2011 were 43.8%, 40.5% and 26.2%, respectively, for the Bank and 46.2%, 48.1% and 41.2%, respectively, for Columbia.

Under the MPF program, the Bank and the FHLB share credit risk for loans sold. The first loss position, equal to 1% of the aggregate amount of the loan pool, is absorbed by the FHLB. The second loss position, generally covering the next 1.5% to 4.0% of the aggregate loan pool, is absorbed by the Bank. Loan losses above the combination of these two thresholds are fully absorbed by the FHLB. In evaluating the loss sharing obligation under the MPF program, the Bank monitors the first loss position and the delinquency characteristics of each MPF loan pool. Similar to the evaluation of the allowance for loan losses, the Bank establishes a specific reserve and a general reserve. For loans 90 days or more delinquent, the Bank identifies a specific reserve representing the difference between the loan principal balance and the fair value of the real estate collateral, less estimated selling costs. For loans which are less than 90 days delinquent, the Bank applies a historical loss rate, adjusted for several economic factors, consistent with the above, which were likely to adversely impact the Bank’s loss experience. The adjusted loss rate is then multiplied by the average life of the loan pool. The total of the specific and general reserves, by loan pool, are compared to the remaining first loss position. Any excess loss estimate above the first loss position is included in the reserve for repurchased loans and loss sharing obligations.

Management believes that the Bank has established and maintained the reserve for repurchased loans and loss sharing obligations at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.

Investment Activities

Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements and Federal funds. Subject to various restrictions, Federally-chartered savings institutions may also invest in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a Federally-chartered savings institution is otherwise authorized to make directly.

The investment policy of the Bank as established by the Board attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities, municipal securities and corporate debt obligations. The Bank’s policies provide that all investment purchases must be evaluated internally for creditworthiness and be approved by two officers (any two of the Senior Vice President/Treasurer, the Executive Vice President/Chief Financial Officer, and the President/Chief Operating Officer) and must be ratified by the Board. The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of equity securities in limited amounts.

Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they may be classified as held-to-maturity. Investment and mortgage-backed securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available-for-sale. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. During the third quarter of 2013, the Company transferred $536.0 million of previously designated available-for-sale securities to the held-to-maturity classification. See “Note 3 to the Consolidated Financial Statements.”

On December 10, 2013, final rules were released to implement Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”. The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. Additionally, banking entities must divest themselves of any ownership interest in or cease other prohibited relationships with Covered Funds. At December 31, 2013, the Bank was not engaged in any activities, or did not have any ownership in any funds, that are not permitted under the Volcker Rule.

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

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related fair value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities. Prepayments on mortgage-backed securities had been at elevated levels in recent years due to the low interest rate environment, although the rise in longer-term interest rates in the second half of 2013 has caused prepayment levels to trend downward.

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities and all were directly insured or guaranteed by either FHLMC, FNMA or GNMA.

The following table sets forth the Bank’s mortgage-backed securities activities at amortized cost for the periods indicated.

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)

Beginning balance	$323,414	$354,504	$335,286

Mortgage-backed securities purchased	127,582	89,477	106,746

Less: Principal repayments	(99,477)	(118,372)	(85,839)

Amortization of premium	(1,969)	(2,195)	(1,689)

Ending balance	$349,550	$323,414	$354,504

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
FHLMC	$148,759	$144,654	$118,294	$119,525	$74,155	$75,057
FNMA	200,070	201,122	204,296	213,302	279,414	288,762
GNMA	721	856	824	1,030	935	1,112

Total mortgage-backed securities	$349,550	$346,632	$323,414	$333,857	$354,504	$364,931

Investment Securities. At December 31, 2013, the amortized cost of the Company’s investment securities totaled $201.1 million, and consisted of $117.5 million of U.S. agency obligations, $21.8 million of state and municipal obligations, $55.0 million of corporate debt securities, and $6.8 million of equity investments. An assessment of creditworthiness on investment securities is performed quarterly to determine the issuer’s continued ability to repay under the terms of the obligation. Ratings from nationally recognized rating organizations are but one factor in this assessment. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities in the State of New Jersey with current credit ratings that are considered investment grade ranging from a high of AAA to a low of Baa1. The corporate debt securities are issued by other financial institutions and consist of eleven issues with an amortized cost of $55.0 million spread between eight issuers. Credit ratings range from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90 day LIBOR. Following the purchase of these securities, the required credit spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at December 31, 2013. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Recently credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s investment securities at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment securities:

U.S. agency obligations	$117,534	$117,704	$138,105	$139,050	$102,059	$102,776

State and municipal obligations	21,784	21,785	25,856	25,780	18,526	18,544

Corporate debt securities	55,000	44,250	55,000	43,470	55,000	39,449

Equity investments	6,757	8,547	4,992	5,293	4,294	4,510

Total investment securities	$201,075	$192,286	$223,953	$213,593	$179,879	$165,279

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities, excluding equity securities, as of December 31, 2013. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See “Investment Activities – Mortgage-backed Securities.”

	At December 31, 2013
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Investment securities:
U.S. agency obligations	$35,128	$82,406	$—	$—	$117,534	$117,704
State and municipal obligations (1)	7,770	12,783	1,231	—	21,784	21,785
Corporate debt securities (2)	—	—	—	55,000	55,000	44,250

Total investment securities	$42,898	$95,189	$1,231	$55,000	$194,318	$183,739

Weighted average yield	0.91%	0.73%	2.62%	0.83%	0.81%

Mortgage-backed securities:
FHLMC	$—	$—	$2,866	$145,893	$148,759	$144,654
FNMA	—	—	1,651	198,419	200,070	201,122
GNMA	—	—	—	721	721	856

Total mortgage-backed securities	$—	$—	$4,517	$345,033	$349,550	$346,632

Weighted average yield	—%	—%	2.45%	2.03%	2.04%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

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

At December 31, 2013, the Bank had $64.4 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)

Three months or less	$14,491	0.27%
Over three through six months	7,598	0.54
Over six through 12 months	10,787	0.75
Over 12 months	31,504	2.87

Total	$64,380	1.66%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)

Money market deposit accounts	$122,136	6.98%	0.14%	$126,502	7.35%	0.29%	$116,295	6.93%	0.39%
Savings accounts	286,068	16.35	0.07	239,578	13.93	0.15	221,311	13.20	0.22
Interest-bearing checking accounts	919,701	52.58	0.15	939,335	54.61	0.31	924,789	55.14	0.50
Non-interest-bearing accounts	205,855	11.77	—	170,859	9.93	—	142,478	8.50	—
Time deposits	215,477	12.32	1.37	243,776	14.18	1.62	272,198	16.23	1.78

Total average deposits	$1,749,237	100.00%	0.27%	$1,720,050	100.00%	0.44%	$1,677,071	100.00%	0.62%

Borrowings. From time to time the Bank has obtained advances from the Federal Home Loan Bank of New York (“FHLB-NY”) for cash management purposes or as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB-NY term advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB-NY. At December 31, 2013, the Bank had $175.0 million in outstanding advances from the FHLB-NY.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third party custodian. At December 31, 2013, the Bank had borrowed $68.3 million through securities sold under agreements to repurchase.

The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2013, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities

At December 31, 2013, the Bank owned three subsidiaries – OceanFirst Services, LLC, OceanFirst REIT Holdings, Inc. and 975 Holdings, LLC.

OceanFirst Services, LLC was originally organized in 1982. In 1998, the Bank began to sell non-deposit investment products (annuities, mutual funds and insurance) through a third-party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales. Beginning January 1, 2014, these products are now sold directly through the Bank. OFB Reinsurance, Ltd. was established in 2002 as a subsidiary of OceanFirst Services, LLC to reinsure a percentage of the private mortgage insurance (“PMI”) risks on one-to-four family residential mortgages originated by the Bank and Columbia.

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

Columbia was a mortgage banking company acquired by the Bank in 2000 which was shuttered in 2007 and is now in dissolution.

Personnel

As of December 31, 2013, the Bank had 336 full-time employees and 73 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. As a Federally-chartered savings bank, the Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC conducts periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. As the OCC and the FRB now regulate and supervise savings associations and savings and loan holding companies, existing regulations may be repealed or modified. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company, is subject to change and is qualified in its entirety by reference to the actual laws and regulations involved.

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

Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and prepayments. The Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal

Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the Government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages. See “Risk Factors – The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank.”

The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. On June 29, 2011, the FRB issued a final rule which would cap an issuer’s debit-card interchange base fee at twenty-one cents ($0.21) per transaction and allow an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The rules were effective October 1, 2011. The Bank’s average interchange fee per transaction is forty cents ($0.40). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces in future periods, may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2013, the Bank’s revenues from interchange fees increased to $2.9 million, as compared to $2.4 million in 2012.

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

On December 10, 2013, final rules were released to implement Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”. The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. Additionally, banking entities must divest themselves of any ownership interest in or cease other prohibited relationships with Covered Funds. At December 31, 2013, the Bank was not engaged in any activities, or did not have any ownership in any funds, that are not permitted under the Volcker Rule.

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

Capital Requirements. Capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% Tier 1 leverage ratio (3% for institutions receiving the highest rating on the regulatory examination rating system and which are not experiencing significant growth) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish minimum capital standards. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of core and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet activities, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include certain capital instruments that do not qualify as core capital, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The OCC has authority to establish individual minimum capital requirements in cases where it is determined that a particular institution’s capital level is or may become, inadequate in light of the circumstances involved.

In July 2013 the FDIC and the other Federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The following table presents the Bank’s capital position at December 31, 2013. The Bank exceeded all of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(dollars in thousands)

Tangible	$217,776	$33,830	$183,946	9.66%	1.50%

Tier 1 leverage	217,776	90,215	127,561	9.66	4.00

Tier 1 risk-based	217,776	59,190	158,586	14.72	4.00

Total risk-based	236,304	118,380	117,924	15.97	8.00

Under OCC regulations, an institution shall be deemed to be well-capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and if it is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. Federal law authorizes the OCC to reclassify a well-capitalized institution as adequately capitalized to comply with supervisory actions as if it were in the next lower category. The Bank is considered well-capitalized at December 31, 2013.

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is therefore subject to FDIC deposit insurance assessments which are determined using a risk-based system.

On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The changes were effective beginning with the second quarter of 2011. The rule finalizes a target size for the Deposit Insurance Fund at 2% of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor.

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

The total expense incurred in 2013 and 2012 for the deposit insurance assessment and the Financing Corporation payments was $1.7 million for each year.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2013, the Bank’s limit on loans to one borrower was $32.7 million and the largest loan exposure to a single borrower was $17.7 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2013, the Bank met the qualified thrift lender test with a ratio of qualified thrift investments to portfolio assets of 80.1%.

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

Assessments. Savings institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2013 and 2012 totaled $450,000 and $444,000, respectively.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2013 of $14.5 million.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2014, the Federal Reserve Board has set the 3% reserve limit at $13.3 million and the exemption at $89.0 million.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2013 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

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

A downturn in the local economy or in local real estate values could hurt profits. Most of the Bank’s loans are secured by real estate and are made to borrowers in Ocean and Monmouth Counties, New Jersey and the surrounding area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which could hurt profits. Prior to 2007 there was a significant increase in real estate values in the Bank’s market area. Since that time, there has been a weakening in the local economy with increased unemployment coupled with reduced real estate values and elevated levels of non-performing loans, particularly residential mortgage loans. A decline in real estate values or a downturn in the local economy could cause additional residential and commercial mortgage loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.

Future natural disasters or hurricanes, or increases to flood insurance premiums could adversely affect asset quality and earnings. The Bank’s trade area includes counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding or other damage from future storms or hurricanes. This damage may be as bad as, or worse than, that suffered during superstorm Sandy in 2012. Further storms like this, although rare, could negatively impact the Company’s results of operations by disrupting operations, adversely impacting the ability of the Company’s borrowers to repay their loans, damaging collateral or reducing the value of real estate used as collateral.

In response to the Biggert-Waters Flood Insurance Return Act of 2012, the Federal Emergency Management Agency is making changes to the way the National Flood Insurance Program is run, including modifying insurance rates to reflect market based flood risk. While legislative initiatives are currently delaying certain rate changes, it is likely that premium rates will increase over time for some of the Company’s borrowers. These increases may reduce real estate values or impact borrowers’ ability to maintain adequate flood insurance coverage, which may, in turn, adversely impact borrowers ability to repay their loans.

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2013, $589.5 million, or 37.5%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial and industrial loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans.

The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages.

Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank will make residential mortgage loans in 2014 that would not qualify. As a result of the Ability-to-Repay rules, the Bank may experience decreased mortgage loan origination volume, increased compliance costs, loan losses, litigation related expenses and delays in taking title to real estate collateral in a foreclosure proceeding if these loans do not perform and borrowers challenge whether the Bank satisfied the Ability-To-Repay rule upon originating the loan.

The Bank’s allowance for loan losses may be inadequate, which could hurt the Company’s earnings. The Bank’s allowance for loan losses may prove to be inadequate to cover actual loan losses and if the Bank is required to increase its allowance, current earnings may be reduced. The Bank provides for losses by reserving what it believes to be an adequate amount to absorb any probable incurred losses. A “charge-off” reduces the Bank’s reserve for possible loan losses. If the Bank’s reserves were insufficient, it would be required to record a larger reserve, which would reduce earnings for that period.

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Bank may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates earned on the prepaid loans or mortgage-backed securities. Conversely, an increase in interest rates generally reduces prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current fair value of the interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Unrealized net losses on securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of the available-for-sale portfolio decreases, stockholders’ equity will be adversely affected.

The Federal Reserve has indicated that it intends to keep short-term interest rates at current low levels at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than one-half percentage point above the 2% longer-run goal, and longer-term inflation expectations continue to be well-anchored.

Changes in the fair value of securities may reduce stockholders’ equity and net income. At December 31, 2013, the Company maintained a securities portfolio of $539.4 million, of which $43.8 million was classified as available-for-sale. The estimated fair value of the much smaller available-for-sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

The Company conducts a periodic review and evaluation of the complete securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which are considered in the analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

At December 31, 2013, the securities portfolio included corporate debt securities issued by national and regional banks. The portfolio consisted of eleven $5.0 million issues spread among eight issuers. At December 31, 2013, the securities had a book value of $55.0 million and an estimated fair value of $44.3 million. The Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.

The Bank may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Company entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. Repurchase demands accelerated industry-wide following the nationwide recession in 2008 and 2009. Additionally, FNMA, FHLMC and investors carefully examine loan documentation with the goal of increasing the amount of repurchases by the loan originator. The repurchased mortgage loans could typically only be resold at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans, however, if repurchase activity is significant, the reserve may need to be increased to cover actual losses which could harm future earnings.

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

In July of 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act is a broad legislative initiative that is significantly changing the bank regulatory structure and affecting the operating activities of financial institutions and their holding companies. Under the Dodd-Frank Act, the OCC, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts such as the Bank and the FRB now supervises and regulates all savings and loan holding companies, including the Company. In addition, the Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. Although exempt from this rule, market forces in future periods, may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2013, the Bank’s revenues from interchange fees increased to $2.9 million, as compared to $2.4 million in 2012. See “Regulation and Supervision, General, The Dodd-Frank Act.”

In July 2013 the FDIC and the other Federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. See “Regulation and Supervision, General, The Dodd-Frank Act.”

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

The foreclosure issues affecting the nation’s largest mortgage loan servicers could impact the Bank’s foreclosure process. Over the past few years, foreclosure timelines have elevated due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases and issues with foreclosure policies at several large mortgage loan servicers. These delays were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. The issues at the largest mortgage loan servicers and the potential legal and regulatory responses could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders more broadly, which may result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses. The foreclosure process in New Jersey remains protracted which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral.

The Bank’s ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market. Over the past few years, the Federal Reserve has been a consistently large purchaser of U.S. Treasury and GSE-backed mortgage-backed securities. This remains true despite the recent decision by the Federal Open Market Committee to taper their monthly bond buying program, with further reductions expected throughout 2014. In addition, the Bank has faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The actions of the Federal Reserve and the GSEs have caused the interest rate for 30-year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. As a result of these factors, it may be difficult for the Bank to originate mortgage loans and grow the residential mortgage loan portfolio, which could have a materially adverse impact on the Bank’s earnings.

There is no guaranty that the Company will be able to continue to pay a dividend or, if continued, will be able to pay a dividend at the current rate. The Board of Directors of the Company determines at its discretion if, when and the amount of dividends that may be paid on the common stock. In making such determination under the Company’s capital management plan, the Board of Directors takes into account various factors including economic conditions, earnings, liquidity needs, the financial condition of the Company, applicable state law, regulatory requirements and other factors deemed relevant by the Board of Directors. Although the Company has a history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future or at what rate.

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

In attracting business and consumer deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of its competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, stronger asset quality and performance, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain which could increase the cost of funds.

The Company’s inability to achieve profitability on new branches may negatively affect earnings. The Bank has expanded its presence within the market area through de novo branching and continually evaluates opportunities for new branches. The profitability of this expansion strategy will depend on whether the income from the new branches will offset the increased expenses resulting from operating these branches. It is expected to take a period of time before these branches or any branches to be opened can become profitable. During this period, the expense of operating these branches may negatively affect net income.

The Company must continue to attract and retain qualified personnel and maintain cost controls and asset quality. The Company’s ability to manage growth successfully will depend on its ability to continue to attract and retain management and loan officers experienced in banking and financial services and familiar with the communities in its market area. The unexpected loss of service of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could adversely affect the Company. If the Company grows too quickly and is not able to attract qualified personnel and maintain cost controls and asset quality, this continued growth could adversely affect the Company.

Risks associated with system failures, interruptions, or breaches of security could negatively affect earnings. Information technology systems are critical to the Company’s business. Various systems are used to manage customer relationships, including deposits and loans, general ledger and securities investments. The Company has established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, but such events may still occur or may not be adequately remediated if they do occur. In addition, any compromise of systems could deter customers from using products and services. Although the Company relies on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect systems from compromises or breaches of security.

In addition, a majority of data processing is outsourced to certain third-party providers. If these third-party providers encounter difficulties, or if there is difficulty communicating with them, the ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage the Company’s reputation, result in a loss of customers and business, increase fraud losses, subject the Company to additional regulatory scrutiny, or to litigation and possible financial liability. Any of these events could have an adverse affect on the Company’s financial condition and results of operations.

The Company’s mortgage servicing rights may become impaired which could hurt profits. Mortgage servicing rights are carried at the lower of cost or fair value. Any impairment is recognized as a reduction to servicing fee income. In the event that loan prepayments accelerate due to increased loan refinancing, the fair value of mortgage servicing rights would likely decline which could result in an impairment charge which would reduce earnings.

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

Market Information for Common Stock

OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Global Select Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2013 and 2012.

2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$14.70	$15.55	$17.78	$18.60
Low	13.08	13.58	15.89	16.65

2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$14.56	$14.73	$14.80	$14.78
Low	13.10	13.89	13.50	12.60

As of December 31, 2013, the Company had approximately 2,800 shareholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Stock Performance Graph

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index and the SNL Thrift Index for the period December 31, 2008 through December 31, 2013. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

OceanFirst Financial Corp.	100.00	72.72	86.31	90.76	98.83	126.92
Nasdaq Composite Index	100.00	145.36	171.74	170.38	200.63	281.22
SNL Thrift Index	100.00	93.26	97.45	81.97	99.70	127.95

For the years ended December 31, 2013 and 2012, the Company paid an annual cash dividend of $0.48 per share.

On October 31, 2011, the Company announced its intention to repurchase up to 942,306 shares or 5% of its outstanding common stock which was completed during the fourth quarter of 2012. On November 27, 2012, the Company announced its intention to repurchase up to 901,002 shares or 5% of its outstanding common stock as of September 30, 2012. Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	0	$0	0	301,766
November 1, 2013 through November 30, 2013	0	0	0	301,766
December 1, 2013 through December 31, 2013	0	0	0	301,766

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,249,711	$2,269,228	$2,302,094	$2,251,330	$2,030,028
Securities available-for-sale, at estimated fair value	43,836	547,450	530,210	433,093	250,889
Securities held-to-maturity, net	495,599	—	—	—	—
Federal Home Loan Bank of New York stock	14,518	17,061	18,160	16,928	19,434
Loans receivable, net	1,541,460	1,523,200	1,563,019	1,660,788	1,629,284
Mortgage loans held-for-sale	785	6,746	9,297	6,674	5,658
Deposits	1,746,763	1,719,671	1,706,083	1,663,968	1,364,199
Federal Home Loan Bank advances	175,000	225,000	266,000	265,000	333,000
Securities sold under agreements to repurchase and other borrowings	95,804	88,291	93,601	95,364	92,073
Stockholders’ equity	214,350	219,792	216,849	201,251	183,536

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$80,157	$87,615	$95,387	$101,367	$95,861
Interest expense	9,628	14,103	18,060	24,253	30,398

Net interest income	70,529	73,512	77,327	77,114	65,463
Provision for loan losses	2,800	7,900	7,750	8,000	5,700

Net interest income after provision for loan losses	67,729	65,612	69,577	69,114	59,763
Other income	16,999	18,226	15,301	15,312	15,589
Operating expenses	59,785	52,891	52,664	53,647	50,544

Income before provision for income taxes	24,943	30,947	32,214	30,779	24,808
Provision for income taxes	8,613	10,927	11,473	10,401	9,155

Net income	16,330	20,020	20,741	20,378	15,653
Dividends on preferred stock and discount accretion	—	—	—	—	3,170

Net income available to common stockholders	$16,330	$20,020	$20,741	$20,378	$12,483

Basic earnings per share	$0.96	$1.13	$1.14	$1.12	$0.98

Diluted earnings per share	$0.95	$1.12	$1.14	$1.12	$0.98

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data (1):

Performance Ratios:
Return on average assets (2)	0.71%	0.87%	0.91%	0.93%	0.82%
Return on average stockholders’ equity (2)	7.51	9.15	9.88	10.62	9.35
Stockholders’ equity to total assets	9.53	9.69	9.42	8.94	9.04
Tangible equity to tangible assets	9.53	9.69	9.42	8.94	9.04
Average interest rate spread (3)	3.16	3.27	3.48	3.56	3.42
Net interest margin (4)	3.24	3.37	3.59	3.69	3.63
Average interest-earning assets to average interest-bearing liabilities	117.19	115.71	113.15	111.99	112.36
Operating expenses to average assets (2)	2.60	2.31	2.32	2.44	2.66
Efficiency ratio (2)(5)	68.30	57.65	56.86	58.04	62.36

Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (6)(7)(8)	2.88	2.80	2.77	2.23	1.72
Non-performing assets as a percent of total assets (7)(8)	2.21	2.05	2.00	1.77	1.52
Allowance for loan losses as a percent of total loans receivable (6)(8)(9)	1.33	1.32	1.15	1.17	0.89
Allowance for loan losses as a percent of total non- performing loans (7)(8)(9)	46.14	47.29	41.42	52.48	51.99

Trust and Asset Management:
Assets under administration (000’s)	$216,114	$172,879	$154,851	$123,570	$112,900

Per Share Data:
Cash dividends per common share	$0.48	$0.48	$0.48	$0.48	$0.80
Stockholders’ equity per common share at end of period	12.33	12.28	11.61	10.69	9.75
Tangible stockholders’ equity per common share at end of period	12.33	12.28	11.61	10.69	9.75

Number of full-service customer facilities:	23	24	24	23	23

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.
(2)

Performance ratios for 2013 include non-recurring expenses relating to the prepayment of Federal Home Loan Bank advances of $4.3 million and the consolidation of two branches into newer, in-market facilities, at a cost of $579,000. The total after tax cost was $3.1 million. Performance ratios for 2012 include an additional loan loss provision of $1.8 million relating to superstorm Sandy and $687,000 in net severance expense. The total after tax cost was $1.6 million.

(3)	The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(6)	Total loans receivable includes loans receivable and loans held-for-sale.
(7)

Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans.

(8)

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

(9)	Allowance for loan losses at December 31, 2012 includes an additional provision of $1.8 million solely related to the impact of superstorm Sandy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”).

The Company conducts business primarily through its ownership of the Bank which operates its administrative/branch office located in Toms River and twenty-two additional branch offices. Eighteen of the offices are located in Ocean County, New Jersey, with four branches in Monmouth County and one in Middlesex County. The Bank also operates a trust and asset management office in Manchester, New Jersey.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from trust and asset management, Bankcard services, loan sales, loan originations (including reverse mortgages), loan servicing, deposit account services, the sale of alternative investments, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance, data processing, and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions including levels of unemployment and real estate values as well as changes in market interest rates, government policies and actions of regulatory agencies.

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

The Company’s strategy has been to consistently grow profitability while limiting exposure to credit, interest rate and operational risks. To accomplish these objectives, the Bank has sought to (1) grow commercial loans receivable through the offering of commercial lending services to local businesses; (2) increase non-interest income by expanding the menu of fee-based products and services and investing additional resources in these product lines; and (3) grow core deposits (defined as all deposits other than time deposits) through product offerings appealing to a broadened customer base.

Growing Commercial Loans

With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank has assembled an experienced team of business banking professionals which was further supplemented during 2013 through the successful recruitment of several experienced commercial lenders from competitor banks. These professionals are responsible for offering commercial loan and deposit services and Bankcard services to local businesses. As a result of this initiative, commercial loans represented 37.5% of the Bank’s total loans at December 31, 2013 as compared 23.4% at December 31, 2008 and only 3.6% at December 31, 1997. Commercial loan balances increased by $56.4 million, or 10.6%, in 2013. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring. See “Risk Factors – Increased emphasis on commercial lending may expose the Bank to increased lending risks.”

Enhancing non-interest income

Management continues to diversify the Bank’s product line and expand related resources in order to enhance non-interest income. The Bank is currently focused on growth opportunities in trust and asset management services and in Bankcard services, which includes interchange revenue, merchant services and ATM fees. The Bank also offers alternative investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. As a result of these initiatives, income from fees and service charges has increased to $13.8 million for the year ended December 31, 2013 as compared to $11.4 million for the year ended December 31, 2008 and only $1.4 million for the year ended December 31, 1997.

Increasing core deposits

The Bank seeks to increase core deposit market share in its primary market area by improving market penetration. Over the past ten years through December 31, 2013, the Bank has opened eight branch offices, five in Ocean County and three in Monmouth County including a full service Financial Solutions Center in Red Bank. After a comprehensive review of the Bank’s branch network in late 2013, two existing branches were consolidated into newer, in-market, facilities resulting in a non-recurring charge of $579,000. The Bank is continually evaluating additional strategic office sites within its existing market area. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposit ratio has grown to 87.5% at December 31, 2013 as compared to 71.2% at December 31, 2008 and only 33.0% at December 31, 1997. Core deposits are generally considered a less expensive and more stable funding source than certificates of deposit.

In addition to the objectives described above, the Company determined to more actively manage its capital position to improve return on equity. In the fourth quarter of 2011, and again in the fourth quarter of 2012, the Company announced its intention to repurchase up to 5% of its outstanding common stock. For the year ended December 31, 2013, the Company repurchased 533,018 shares of common stock for $8.1 million. At December 31, 2013, there were 301,766 shares remaining to be repurchased under the existing stock repurchase plan.

Summary

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. Beginning in the second half of 2011 and through the first quarter of 2013, the Company’s net interest margin had generally contracted. Due to the low interest rate environment, high loan refinance volume caused yields on loans and mortgage-backed securities to trend downward. At the same time, the Company’s asset mix shifted as higher-yielding loans decreased due to prepayments and the sale of newly-originated, 30-year, fixed-rate, one-to-four family loans while lower-yielding securities increased. In mid-year, the Company’s net interest margin stabilized and then expanded at year-end. Although high loan refinance volume and shifting asset mix continued into the second quarter of 2013, the Company’s net interest margin nonetheless expanded slightly as the Company invested excess liquidity into higher-yielding assets and managed funding costs lower. In the third quarter of 2013, refinance activity subsided and the Company was successful in growing commercial loans, resulting in a shift in asset mix from lower-yielding securities into higher-yielding loans. Early in the fourth quarter of 2013, the Company prepaid $159.0 million of Federal Home Loan Bank advances. This transaction, along with continued growth in commercial loans, improved net interest income and margin in the last quarter of the year.

Based upon current economic conditions, the Federal Reserve has indicated that it intends to keep short-term interest rates at current levels, at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than one-half percentage point above the 2 percent longer-run goal, and longer-term inflation expectations continue to be well-anchored. Additionally, the Federal Open Market

Committee recently decided to taper their monthly bond buying program, with further reductions expected throughout 2014. Longer-term interest rates have increased since earlier in the year, resulting in a steeper yield curve. The recent increase in longer-term interest rates has reduced loan refinance activity, causing a decrease in loan sale volume and lower income from the net gain on the sale of loans. This trend is expected to continue as income from the sale of loans in subsequent quarters will likely fall below comparable prior year levels.

In addition to the interest rate environment, the Company’s results are affected by national and local economic conditions. Recent economic indicators point to some improvement in the economy, which expanded modestly in 2012 and 2013. Labor market conditions also improved as the national unemployment rate in 2013 decreased over prior year levels. Despite these signs, the pace of economic recovery remains weak.

Highlights of the Company’s financial results for the year ended December 31, 2013 were as follows:

The Company implemented two strategic initiatives during the fourth quarter of 2013. A total of $159.0 million of FHLB advances with a weighted average cost of 2.31% and a weighted average term to maturity of 16 months were prepaid with the Company incurring a prepayment fee of $4.3 million. The prepayment was initially funded by short-term advances, which the Company plans to replace over the next year with deposit growth and longer-term advances. This restructuring had an immediate beneficial effect on net interest income and margin in the fourth quarter of 2013. It will also improve the margin and net interest income in future periods, and as the borrowing maturities are fully extended, it will reduce the Company’s sensitivity to future interest rate increases.

The Bank also performed a comprehensive review of the Bank’s branch network and decided to consolidate two branches into newer, in-market facilities. The consolidation was completed in the fourth quarter and resulted in a non-recurring charge of $579,000. The Company expects to benefit through an estimated $797,000 reduction in annual operating expenses, net of estimated lost revenue, which will partly offset the required investment to grow revenues in commercial lending, trust and asset management, and Bankcard services.

Total assets decreased to $2.250 billion at December 31, 2013, from $2.269 billion at December 31, 2012. Securities, in the aggregate, decreased by $8.0 million, to $539.4 million at December 31, 2013, as compared to $547.5 million at December 31, 2012. Loans receivable, net increased $18.3 million at December 31, 2013, as compared to December 31, 2012 primarily due to growth in commercial lending of $56.4 million and in construction to permanent residential construction loans, net of loans in process, which increased $12.7 million, as homeowners rebuild from superstorm Sandy. Deposits increased by $27.1 million at December 31, 2013, as compared to December 31, 2012.

Net income for the year ended December 31, 2013 was $16.3 million, or $0.95 per diluted share, as compared to net income of $20.0 million, or $1.12 per diluted share for the prior year. Net income for the year ended December 31, 2013 was adversely impacted by the non-recurring expenses relating to the prepayment of FHLB advances and the consolidation of two branches. The net, after tax amount of these two items reduced net income and diluted earnings per share for the year ended December 31, 2013 by $3.1 million and $0.19, respectively. Net income for the year ended December 31, 2012 was adversely impacted by an additional loan loss provision of $1.8 million relating to superstorm Sandy and by $687,000 in net severance expense. These items reduced net income and diluted earnings per share by $1.6 million and $0.09, respectively.

Net interest income for the year ended December 31, 2013 decreased to $70.5 million, as compared to $73.5 million in the prior year, reflecting a lower net interest margin and lower interest-earning assets. The net interest margin decreased to 3.24% for the year ended December 31, 2013, as compared to 3.37% for the prior year. The quarterly net interest margin expanded at the end of the year, growing to 3.38% in the fourth quarter of 2013, as compared to 3.20% in the third quarter of 2013 and 3.29% in the prior year fourth quarter.

The provision for loan losses was $2.8 million for the year ended December 31, 2013, as compared to $7.9 million in the prior year which included a provision of $1.8 million directly related to superstorm Sandy.

The decrease in the provision for loan losses from the prior year was due to reductions in net charge-offs, better than expected loss experience relating to superstorm Sandy and improvements in the local economy. Although non-performing loans increased $2.0 million at December 31, 2013, as compared to December 31, 2012, excluding loans impacted by superstorm Sandy, non-performing loans decreased $1.1 million.

Other income decreased to $17.0 million for the year ended December 31, 2013 as compared to $18.2 million in the prior year. The net gain on sales of loans and investment securities and the results from other real estate operations declined while trust and asset management revenue, Bankcard services revenue and fees and service charges improved. Operating expenses for the year ended December 31, 2013 increased $6.9 million over the prior year, primarily due to the expenses associated with the FHLB advance restructuring and the branch consolidations, totaling $4.8 million. Compensation and employee benefits expense, net of the non-recurring severance expense of $687,000 included in the total for the year ended December 31, 2012, increased $1.8 million due to personnel additions in revenue producing areas and the opening of the Red Bank Financial Solutions Center in April 2013.

The Company remains well-capitalized with a tangible common equity ratio of 9.53%.

Return on average stockholders’ equity was 7.51% for the year ended December 31, 2013, as compared to 9.15% for the prior year.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2013 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated. For these loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the fair value of the collateral, less estimated selling costs.

If a loan becomes 90 days delinquent, the Bank obtains an updated collateral appraisal. For residential real estate loans, the appraisal is updated annually if the loan remains delinquent for an extended period. For non-accrual commercial real estate loans, the Bank assesses whether there has been an adverse change in the collateral value supporting the loan. The Bank utilizes information based on its knowledge of changes in real estate conditions in its lending area to identify whether a possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated commercial real estate appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.

A general allowance is determined for all loans that do not require a specific allowance. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class
Residential real estate:	–	Loans originated by Bank
	–	Loans originated by mortgage company
	–	Loans originated by mortgage company – non-prime
	–	Residential construction
Commercial real estate:	–	Commercial
	–	Construction and land
Consumer:	–	Consumer
Commercial and industrial:	–	Commercial and industrial

The loan portfolio is further segmented by delinquency status and risk rating (Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each Risk Tranche. To determine the loss factor, the Bank utilizes an average of loan losses as a percent of loan principal adjusted for the estimated probability of default. The historical loss rate is adjusted for certain qualitative factors including current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit. The adjusted loss factor is then applied to each risk tranche. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local trends in economic growth, unemployment and real estate values. In evaluating the qualitative factors as of December 31, 2013, the Company considered the favorable impact of lower and more transparent risk from superstorm Sandy and the potential adverse impact of actual and proposed increases to flood insurance premiums which may stress borrowers’ ability to repay their loans or lower real estate values in certain flood prone areas; the recent recruitment of commercial lenders from competitor banks and the related accelerated growth in commercial real estate loans over the second half of 2013; and the Company’s recent emphasis on construction-to-permanent residential construction loans attributable to local rebuilding after the damage caused by superstorm Sandy.

The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the overall loss estimation process including the periodic updating of appraisals and commercial loan risk ratings, the geographic concentration of the loan portfolio and continued economic uncertainty.

Of the Bank’s loan portfolio, 96.1%, is secured by real estate, whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including elevated levels of unemployment, a further decline in real estate market values and possible increases in interest rates. Additionally, superstorm Sandy and actual and proposed increases to flood insurance premiums may adversely affect real estate market values. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations relates to potential losses on loans sold which may have to be repurchased due to an early payment default, or a violation of representations and warranties. The reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the FHLB relating to loans sold into their Mortgage Partnership Finance Program. Provisions for losses are charged to gain on sale of loans and credited to the reserve, which is part of other liabilities, while actual losses are charged to the reserve. In order to estimate an appropriate reserve for repurchased loans and loss sharing obligations, the Bank considers recent and historical experience, product type and volume of recent whole loan sales and the general economic environment. Management believes that the Bank has established and maintained the reserve for repurchased loans and loss sharing obligations at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.

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

The fair value of MSR is sensitive to changes in assumptions. Fluctuations in prepayment speed assumptions have the most significant impact on the fair value of MSR. In the event that loan prepayments increase due to increased loan refinancing, the fair value of MSR would likely decline. In the event that loan prepayment activities decrease due to a decline in loan refinancing, the fair value of MSR would likely increase. Additionally, due to the economic downturn, default rates and servicing costs may increase in future periods which would result in a decline in the fair value of MSR. Any measurement of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

Impairment of Securities

On a quarterly basis the Company evaluates whether any securities are other-than-temporarily impaired. In making this determination, the Company considers the extent and duration of the impairment, the nature and financial health of the issuer, the ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value and other factors relevant to specific securities, such as the credit risk of the issuer and whether a guarantee or insurance applies to the security. If a security is determined to be other-than-temporarily impaired, the impairment is charged to income during the period the impairment is found to exist, resulting in a reduction to earnings for that period. During 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000 as compared to no other-than-temporary impairment loss during 2012 and 2013.

As of December 31, 2013, the Company concluded that any remaining unrealized losses in the securities portfolio were temporary in nature because they were primarily related to market interest rates, market illiquidity and wider credit spreads for these types of securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that could materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for each of the years ended December 31, 2013, 2012 and 2011. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$50,704	$77	0.15%	$58,277	$92	0.16%	$34,939	$70	0.20%
Securities (1)	593,877	9,506	1.60	554,831	10,528	1.90	484,862	11,492	2.37
FHLB-NY stock	16,492	711	4.31	17,596	827	4.70	17,984	831	4.62
Loans receivable, net (2)	1,518,288	69,863	4.60	1,551,462	76,168	4.91	1,616,360	82,994	5.13

Total interest-earning assets	2,179,361	80,157	3.68	2,182,166	87,615	4.02	2,154,145	95,387	4.43

Non-interest-earning assets	120,074			110,537			117,010

Total assets	$2,299,435			$2,292,703			$2,271,155

Liabilities and Equity:
Interest-bearing liabilities:
Money market deposit accounts	$122,136	165	0.14	$126,502	361	0.29	$116,295	454	0.39
Savings accounts	286,068	187	0.07	239,578	359	0.15	221,311	481	0.22
Interest-bearing checking accounts	919,701	1,408	0.15	939,335	2,878	0.31	924,789	4,624	0.50
Time deposits	215,477	2,949	1.37	243,776	3,949	1.62	272,198	4,842	1.78

Total	1,543,382	4,709	0.31	1,549,191	7,547	0.49	1,534,593	10,401	0.68
FHLB advances	219,102	3,986	1.82	239,707	5,495	2.29	270,741	6,572	2.43
Securities sold under agreements to repurchase	69,621	124	0.18	69,469	201	0.29	70,982	283	0.40
Other borrowings	27,500	809	2.94	27,500	860	3.13	27,500	804	2.92

Total interest-bearing liabilities	1,859,605	9,628	0.52	1,885,867	14,103	0.75	1,903,816	18,060	0.95

Non-interest-bearing deposits	205,855			170,859			142,478
Non-interest-bearing liabilities	16,470			17,152			14,919

Total liabilities	2,081,930			2,073,878			2,061,213
Stockholders’ equity	217,505			218,825			209,942

Total liabilities and equity	$2,299,435			$2,292,703			$2,271,155

Net interest income		$70,529			$73,512			$77,327

Net interest rate spread (3)			3.16%			3.27%			3.48%

Net interest margin (4)			3.24%			3.37%			3.59%

Ratio of interest-earning assets to interest-bearing liabilities	117.19%			115.71%			113.15%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held-for-sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$(10)	$(5)	$(15)	$—	$22	$22
Securities	711	(1,733)	(1,022)	1,514	(2,478)	(964)
FHLB-NY stock	(50)	(66)	(116)	(18)	14	(4)
Loans receivable, net	(1,595)	(4,710)	(6,305)	(3,301)	(3,525)	(6,826)

Total interest-earning assets	(944)	(6,514)	(7,458)	(1,805)	(5,967)	(7,772)

Interest-bearing liabilities:
Money market deposit accounts	(12)	(184)	(196)	36	(129)	(93)
Savings accounts	56	(228)	(172)	39	(160)	(121)
Interest-bearing checking accounts	(57)	(1,413)	(1,470)	70	(1,816)	(1,746)
Time deposits	(429)	(571)	(1,000)	(480)	(414)	(894)

Total	(442)	(2,396)	(2,838)	(335)	(2,519)	(2,854)

FHLB advances	(445)	(1,064)	(1,509)	(717)	(360)	(1,077)
Securities sold under agreements to repurchase	—	(77)	(77)	(6)	(76)	(82)
Other borrowings	—	(51)	(51)	—	56	56

Total interest-bearing liabilities	(887)	(3,588)	(4,475)	(1,058)	(2,899)	(3,957)

Net change in net interest income	$(57)	$(2,926)	$(2,983)	$(747)	$(3,068)	$(3,815)

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets decreased by $19.5 million to $2.250 billion at December 31, 2013, from $2.269 billion at December 31, 2012. Securities, in the aggregate, decreased by $8.0 million, to $539.4 million at December 31, 2013, as compared to $547.5 million at December 31, 2012. During the period, the Company reclassified $536.0 million of securities available-for-sale to securities held-to-maturity as the Company has the intent and ability to hold these securities until maturity.

Loans receivable, net, increased by $18.3 million, to $1.542 billion at December 31, 2013 from $1.523 billion at December 31, 2012, primarily due to growth in commercial lending of $56.4 million and in construction to permanent residential construction loans, net of loans in process, which increased $12.7 million as homeowners rebuild from superstorm Sandy. This growth was partly offset by a decrease in one-to-four family mortgage loans due to prepayments and the sale of most newly originated 30-year fixed-rate one-to-four family loans.

Deposits increased by $27.1 million, to $1.747 billion at December 31, 2013, from $1.720 billion at December 31, 2012 with core deposits, (i.e. all deposits excluding time deposits) growing by $35.4 million. Securities sold under agreements to repurchase with retail customers increased by $7.5 million, to $68.3 million at December 31, 2013, from $60.8 million at December 31, 2012. Federal Home Loan Bank advances decreased $50.0 million, to $175.0 million at December 31, 2013, from $225.0 million at December 31, 2012.

Stockholders’ equity decreased to $214.4 million at December 31, 2013, as compared to $219.8 million at December 31, 2012. Net income for the period was offset by an increase in accumulated other comprehensive loss of $6.7 million due to the recent rise in interest rates, the repurchase of 533,018 shares of common stock for $8.1 million (average cost per share of $15.21) and the cash dividends on common stock of $8.2 million. The reclassification of most available-for-sale securities to held-to-maturity during the third quarter will reduce the risk of future reductions to stockholders’ equity that could result in the event of additional increases in interest rates. There were no shares repurchased in the fourth quarter of 2013 and at December 31, 2013, 301,766 shares were available for repurchase under the stock repurchase program adopted in the fourth quarter of 2012. Tangible stockholders’ equity per common share was $12.33 at December 31, 2013, as compared to $12.28 at December 31, 2012, benefiting from the reduction in shares outstanding.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

General

Net income for the year ended December 31, 2013, was $16.3 million, or $0.95 per diluted share, as compared to net income of $20.0 million, or $1.12 per diluted share, for the prior year. Net income for the year ended December 31, 2013 was adversely impacted by the non-recurring expenses relating to the prepayment of $159.0 million of FHLB advances at a cost of $4.3 million and the consolidation of two branches into newer, in-market facilities, at a cost of $579,000. The net, after tax amount of these two items reduced net income and diluted earnings per share for the year ended December 31, 2013 by $3.1 million and $0.19, respectively. Net income for the year ended December 31, 2012 was adversely impacted by an additional loan loss provision of $1.8 million relating to superstorm Sandy, which caused substantial disruption to the Bank’s market area on October 29, 2012. Additionally, net income for the year ended December 31, 2012 was adversely impacted by $687,000 in net severance expense recognized in the third quarter of 2012. The net, after tax amount of these items reduced net income and diluted earnings per share by $1.6 million and $0.09, respectively, for the year ended December 31, 2012.

Interest Income

Interest income for the year ended December 31, 2013 was $80.2 million, as compared to $87.6 million for the prior year. The yield on interest-earning assets declined to 3.68% for the year ended December 31, 2013, as compared to 4.02% for the prior year. Average interest-earning assets decreased by $2.8 million for the year ended December 31, 2013, as compared to the prior year. The decrease was due to reductions in average loans receivable of $33.2 million and interest-earning deposits of $7.6 million, partly offset by increases in average securities of $39.0 million.

Interest Expense

Interest expense for the year ended December 31, 2013 was $9.6 million, as compared to $14.1 million for the year ended December 31, 2012. The cost of interest-bearing liabilities decreased to 0.52% for the year ended December 31, 2013 as compared to 0.75% in the prior year. Average interest-bearing liabilities decreased by $26.3 million for the year ended December 31, 2013, as compared to the prior year. The decrease was due to declines in average borrowed funds of $20.5 million and average time deposits of $28.3 million, partly offset by an increase in average transaction deposits of $22.5 million.

Net Interest Income

Net interest income for the year ended December 31, 2013 decreased to $70.5 million, as compared to $73.5 million for the prior year, reflecting a lower net interest margin and lower interest-earning assets. The net interest margin decreased to 3.24% for the year ended December 31, 2013, from 3.37% in the prior year due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding securities. High loan refinance volume earlier in the year also caused yields on loans and mortgage-backed securities to trend downward. The decline in interest-earning assets was balanced by decreases in average interest-bearing deposits and borrowed funds, partly offset by increases in average non-interest-bearing deposits.

Provision for Loan Losses

For the year ended December 31, 2013, the provision for loan losses was $2.8 million, as compared to $7.9 million for the prior year. The amount for the year ended December 31, 2012 included a provision of $1.8 million directly related to superstorm Sandy. Over the past year, the Bank’s actual loan loss experience relating to superstorm Sandy has been better than expected, as non-performing loans at December 31, 2013 include only a total of $3.1 million in loans adversely impacted by Sandy with an expected loss of $416,000. An additional positive effect was recognized from recent improvements in the local economy and from a reduction of $3.2 million in net charge-offs, as compared to the same prior year period. Although non-performing loans increased $2.0 million at December 31, 2013, as compared to December 31, 2012, excluding loans impacted by superstorm Sandy, non-performing loans decreased $1.1 million. Finally, in evaluating the allowance for loan losses, the Bank also considered the adverse impact of actual and proposed changes to flood insurance premiums in the Bank’s market area, and the growth in both commercial real estate loans and construction to permanent residential construction loans.

Other Income

For the year ended December 31, 2013, other income decreased to $17.0 million, as compared to $18.2 million in the prior year. The decrease in other income was primarily caused by the net gain on sales of loans decreasing $2.8 million for the year ended December 31, 2013, as compared to the prior year. For the year ended December 31, 2013, Bankcard services revenue increased $484,000 and trust and asset management revenue increased $662,000, as compared to the prior year. The increase in trust and asset management revenue was partly due to an increase in assets under administration to $216.1 million at December 31, 2013 from $172.9 million at December 31, 2012. For year ended December 31, 2013, the net gain on the sale of loans decreased to $1.2 million, as compared to $4.0 million in the prior year due to decreased mortgage loan demand as a result of increased market rates for longer-term mortgage products. As a result of this trend, the amount of loans sold decreased to $106.6 million for the year ended December 31, 2013, as compared to $166.8 million for the prior year. The decrease in the net gain on the sale of loans was also due to the reclassification of reverse mortgage income into fees and service charges. Additionally, the net gain on the sale of loans for the year ended December 31, 2013 was adversely impacted by an addition of $975,000 to the reserve for repurchased loans, as compared to an addition of $750,000 in the prior year. Effective January 1, 2013, income from the origination of reverse mortgage loans is classified as part of fees and service charges as compared to inclusion in the net gain on the sale of loans in prior periods as the Bank no longer closes these loans in its name. The amount of reverse mortgage fees included in fees and service charges for the year ended December 31, 2013 was $714,000. The results from other real estate operations declined $151,000, for the year ended December 31, 2013, as compared to the prior year. Finally, for the year ended December 31, 2013, the net gain on sales of investment securities available-for-sale decreased to $46,000 from $226,000 in the prior year.

Operating Expenses

Operating expenses amounted to $59.8 million for the year ended December 31, 2013, as compared to $52.9 million in the prior year. The increase was primarily due to the expenses associated with the FHLB advance prepayment fee and the branch consolidations, totaling $4.8 million. For the year ended December 31,

2013, compensation and employee benefits expense, net of the non-recurring severance expense of $687,000 included in the total for the year ended December 31, 2012, increased $1.8 million, as compared to the prior year. The increase was primarily due to the opening of the Red Bank Financial Solutions Center in April 2013 and personnel additions in the second half of the year in revenue producing areas and related recruiting costs.

Provision for Income Taxes

The provision for income taxes was $8.6 million for the year ended December 31, 2013, as compared to $10.9 million for the prior year. The effective tax rate was 34.5% for year ended December 31, 2013, as compared to 35.3%, in the prior year.

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

Interest Income

Interest income for the year ended December 31, 2012 was $87.6 million, as compared to $95.4 million for the year ended December 31, 2011. The yield on interest-earning assets declined to 4.02%, for year ended December 31, 2012, as compared to 4.43%, for the prior year. For the year ended December 31, 2012, the yield on loans receivable benefited from commercial loan prepayment fees of $495,000 which increased the yield on interest-earning assets by 2 basis points. Average interest-earning assets increased by $28.0 million, or 1.3%, for the year ended December 31, 2012, as compared to the prior year. The increases in average interest-earning assets were primarily due to the increases in average investment and mortgage-backed securities available-for-sale, which collectively increased $70.0 million for the year ended December 31, 2012, and the increase in average short-term investments which increased $23.3 million for the year ended December 31, 2012. The growth in interest-earning assets was primarily funded by an increase in average transaction deposits and non-interest-bearing deposits, partly offset by a decrease in average time deposits and borrowed funds.

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

Net Interest Income

Net interest income for the year ending December 31, 2012 decreased to $73.5 million as compared to $77.3 million in the prior year, reflecting a lower net interest margin partly offset by greater interest-earning assets. The net interest margin decreased to 3.37% for the year ended December 31, 2012, from 3.59% in the prior year due to a change in the mix of average interest-earning assets from higher-yielding loans receivable into lower-yielding short-term investments and investment and mortgage-backed securities available-for-sale. High loan refinance volume also caused yields on loans and mortgage-backed securities to trend downward.

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

Operating Expenses

Operating expenses increased by $227,000, to $52.9 million, for the year ended December 31, 2012, as compared to $52.7 million for the prior year. Excluding the $687,000 severance expense included in compensation and employee benefits, net of related expense savings, for the year ended December 31, 2012, operating expenses decreased by $460,000, as compared to the prior year. The decrease for the year ended December 31, 2012 as compared to the prior year was primarily due to lower compensation and employee benefits costs, net of the severance cost, which decreased by $1.2 million, or 4.1%, to $26.9 million for the year ended December 31, 2012. The decrease was partly due to lower incentive plan expense of $640,000 for the year ended December 31, 2012. The decrease also benefited by $611,000 due to the increase in mortgage loan closings from prior year levels. Higher loan closings in the current period increased deferred loan expense, net of sales commissions to mortgage loan representatives, which is reflected as a decrease in compensation expense. Additionally, Federal deposit insurance expense for the year ended December 31, 2012 decreased $440,000 from the prior year due to a lower assessment rate and a change in the assessment methodology from a deposit-based to a total liability-based assessment. These changes to Federal deposit insurance affected the expense for the first six months of 2012 as compared to the prior year.

Provision for Income Taxes

Income tax expense was $10.9 million for the year ended December 31, 2012, as compared to $11.5 million for the prior year. The effective tax rate was 35.3% for the year ended December 31, 2012, as compared to 35.6% in the prior year.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sales of loans, FHLB advances and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including advances from the FHLB and various lines of credit. During the quarter ended September 30, 2013, the Company transferred $536.0 million of previously-designated available-for-sale securities to a held-to-maturity classification. The Company does not typically rely on the sale of securities as a source of liquidity and historically there have been no sales of the types of securities transferred to held-to-maturity.

At December 31, 2013 the Bank had $35.0 million in outstanding overnight borrowings from the FHLB, as compared to no outstanding overnight borrowings at December 31, 2012. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including the overnight borrowings, totaled $175.0 million at December 31, 2013, a decrease from $225.0 million at December 31, 2012. In the fourth quarter of 2013, the Company prepaid $159.0 million of FHLB advances, incurring a prepayment fee of $4.3 million. The prepayment was initially funded with short-term advances which the Company plans to replace over the next year with deposit growth and longer-term advances. Securities sold under agreements to repurchase with retail customers increased to $68.3 million at December 31, 2013 from $60.8 million at December 31, 2012. Like deposit flows, this funding source is dependent upon demand from the Bank’s customer base.

The Company’s cash needs for the year ended December 31, 2013 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held-for-sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to reduce FHLB borrowings. The Company’s cash needs for the year ended December 31, 2012 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held-for-sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities, the repayment of FHLB borrowings, the repurchase of common stock and the purchase of Bank owned life insurance. The low interest rate environment during 2012 and early 2013, accelerated prepayments of loans and mortgage-backed securities which increased the Company’s cash flows.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination and sale of loans. At December 31, 2013, outstanding commitments to originate loans totaled $80.4 million; outstanding unused lines of credit totaled $305.9 million; and outstanding commitments to sell loans totaled $21.7 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $131.1 million at December 31, 2013. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.

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

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2013, the Company repurchased 533,018 shares of common stock at a total cost of $8.1 million compared with repurchases of 843,370 shares at a cost of $11.9 million for the year ended December 31, 2012. At December 31, 2013 there were 301,766 shares remaining to be repurchased under the existing stock repurchase program.

Cash dividends on common stock declared and paid during the year ended December 31, 2013 were $8.2 million, as compared to $8.6 million in the prior year, reflecting a lower number of shares outstanding in 2013. On January 23, 2014, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend was payable on February 14, 2014 to common stockholders of record at the close of business on February 3, 2014.

The primary sources of liquidity specifically available to the Company are capital distributions from the Bank and the issuance of preferred and common stock and long-term debt. For the year ended December 31, 2013, the Company received dividend payments of $16.0 million from the Bank. At December 31, 2013, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $12.0 million in dividends from the Bank to the Holding Company over the first three quarters of 2014, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises throughout the period. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2013, OceanFirst Financial Corp. held $16.6 million in cash and $8.5 million in securities available-for-sale.

As of December 31, 2013, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible capital	$217,776	9.66%	$33,830	1.50%
Tier 1 leverage	217,776	9.66	90,215	4.00
Tier 1 risk-based capital	217,776	14.72	59,190	4.00
Total risk-based capital	236,304	15.97	118,380	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations. See “Regulation and Supervision – Federal Savings Institution Regulation – Capital Requirements.”

At December 31, 2013, the Company maintained tangible common equity of $214.4 million for a tangible common equity to assets ratio of 9.53%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 13 to the Consolidated Financial Statements. The Bank also has outstanding commitments to sell loans amounting to $21.7 million.

The Company entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At December 31, 2013 and 2012 the reserve for repurchased loans and loss sharing obligations amounted to $1.5 million and $1.2 million, respectively. Refer to Note 13 to the Consolidated Financial Statements for further discussion.

The following table shows the contractual obligations of the Bank by expected payment period as of December 31, 2013 (in thousands). Further discussion of these commitments is included in Notes 9 and 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$270,804	$193,304	$15,000	$40,000	$22,500
Commitments to Originate Loans	80,351	80,351	—	—	—
Commitments to Fund Unused Lines of Credit	305,932	305,932	—	—	—
Operating Lease Obligations	20,144	1,754	3,157	2,993	12,240
Purchase Obligations	12,332	3,557	5,938	2,837	—

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

Impact of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2013-02, “Comprehensive Income – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012. For the year ended December 31, 2013, the Company had a minor reclassification out of accumulated other comprehensive income and into net income which was not considered significant.

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

The principal objectives of the Company’s IRR management function are to evaluate the IRR inherent in certain balance sheet accounts; determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives; and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the exposure of its operations to changes in interest rates. The Company monitors its IRR as such risk relates to its operating strategies. The Bank’s Board has established an Asset Liability Committee (“ALCO”) consisting of members of the Bank’s management, responsible for reviewing the asset liability policies and IRR position. ALCO meets monthly and reports trends and the Company’s IRR position to the Board on a quarterly basis. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a substantial impact on the earnings of the Company.

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

The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2013, the Company’s one-year gap was negative 10.81% as compared to positive 0.90% at December 31, 2012. The change in the Company’s one year gap from the prior year is partly due to the prepayment of $159.0 million of FHLB advances with a weighted average term to maturity of 16 months in October 2013. The prepayment was initially funded by short-term advances, which the Company plans to replace over the next year with deposit growth and longer-term advances. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2013, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 4% and 15% annually. Mortgage-backed securities were projected to prepay at rates between 10% and 25% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 7.7 years, 6.3 years and 6.4 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.

There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2013	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
	(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$11,061	$—	$—	$—	$—	$11,061
Investment securities	60,899	36,999	86,925	8,264	7,988	201,075
Mortgage-backed securities	49,863	39,609	94,010	79,260	86,808	349,550
FHLB stock	—	—	—	—	14,518	14,518
Loans receivable (2)	257,569	331,954	400,783	274,355	294,988	1,559,649

Total interest-earning assets	379,392	408,562	581,718	361,879	404,302	2,135,853

Interest-bearing liabilities:
Money market deposit accounts	12,190	10,054	22,201	16,846	55,656	116,947
Savings accounts	60,933	24,190	49,930	37,792	117,667	290,512
Interest-bearing checking accounts	504,548	60,023	110,585	90,331	148,266	913,753
Time deposits	50,910	80,228	48,756	32,968	5,081	217,943
FHLB advances	105,000	20,000	10,000	40,000	—	175,000
Securities sold under agreements to repurchase and other borrowings	90,804	—	5,000	—	—	95,804

Total interest-bearing liabilities	824,385	194,495	246,472	217,937	326,670	1,809,959

Interest sensitivity gap (3)	$(444,993)	$214,067	$335,246	$143,942	$77,632	$325,894

Cumulative interest sensitivity gap	$(444,993)	$(230,926)	$104,320	$248,262	$325,894	$325,894

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(20.83)%	(10.81)%	4.88%	11.62%	15.26%	15.26%

(1)

Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes loans held-for-sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Another method of analyzing an institution’s exposure to IRR is by measuring the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance sheet contracts. The EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the fair value of assets in the same scenario. The Company’s interest rate sensitivity is monitored by management through the use of an IRR model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2013 and 2012 (dollars in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2013						December 31, 2012
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change
300	$249,034	(15.4)%	11.8%	$58,521	(14.6)%	300	$248,847	(2.0)%	11.5%	$64,291	(4.3)%
200	267,316	(9.2)	12.4	62,558	(8.7)	200	260,055	2.4	11.7	66,484	(1.0)
100	282,633	(4.0)	12.8	65,691	(4.2)	100	263,429	3.7	11.6	67,311	0.2
Static	294,381	—	13.0	68,554	—	Static	254,020	—	11.0	67,163	—
(100)	299,481	1.7	12.9	66,487	(3.0)	(100)	206,602	(18.7)	8.8	62,877	(6.4)

As is the case with the gap calculation, certain shortcomings are inherent in the methodology used in the EVE and net interest income IRR measurements. The model requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans. Accordingly, although the above measurements do provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Company’s EVE and net interest income and can be expected to differ from actual results.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OceanFirst Financial Corp. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited OceanFirst Financial Corp.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OceanFirst Financial Corp. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 14, 2014

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$33,958	$62,544
Securities available-for-sale (encumbered $35,128 at December 31, 2013 and $457,031 at December 31, 2012) (notes 3, 9, 10 and 16)	43,836	547,450
Securities held-to-maturity, net (estimated fair value of $495,082) (encumbered $390,622) (notes 3, 9, 10 and 16)	495,599	—
Federal Home Loan Bank of New York stock, at cost (note 9)	14,518	17,061
Loans receivable, net (notes 4, 9 and 13)	1,541,460	1,523,200
Mortgage loans held-for-sale	785	6,746
Interest and dividends receivable (note 6)	5,380	5,976
Other real estate owned	4,345	3,210
Premises and equipment, net (note 7)	23,684	22,233
Servicing asset (note 5)	4,178	4,568
Bank Owned Life Insurance	54,571	53,167
Deferred tax asset (note 10)	15,239	8,999
Other assets (note 10)	12,158	14,074

Total assets	$2,249,711	$2,269,228

Liabilities and Stockholders’ Equity
Deposits (note 8)	$1,746,763	$1,719,671
Securities sold under agreements to repurchase with retail customers (note 9)	68,304	60,791
Federal Home Loan Bank advances (note 9)	175,000	225,000
Other borrowings (note 9)	27,500	27,500
Advances by borrowers for taxes and insurance	6,471	7,386
Other liabilities (note 13)	11,323	9,088

Total liabilities	2,035,361	2,049,436

Commitments and contingencies (note 13)
Stockholders’ equity: (notes 2, 10, 11 and 12)
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,387,049 and 17,894,929 shares outstanding at December 31, 2013 and December 31, 2012, respectively	336	336
Additional paid-in capital	263,319	262,704
Retained earnings	206,201	198,109
Accumulated other comprehensive (loss) gain	(6,619)	49
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,616)	(3,904)
Treasury stock, 16,179,723 and 15,671,843 shares at December 31, 2013 and December 31, 2012, respectively	(245,271)	(237,502)
Common stock acquired by Deferred Compensation Plan	(665)	(647)
Deferred Compensation Plan Liability	665	647

Total stockholders’ equity	214,350	219,792

Total liabilities and stockholders’ equity	$2,249,711	$2,269,228

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Interest income:
Loans	$69,863	$76,168	$82,994
Mortgage-backed securities	7,403	8,509	10,060
Investment securities and other	2,891	2,938	2,333

Total interest income	80,157	87,615	95,387

Interest expense:
Deposits (note 8)	4,709	7,547	10,401
Borrowed funds (note 9)	4,919	6,556	7,659

Total interest expense	9,628	14,103	18,060

Net interest income	70,529	73,512	77,327
Provision for loan losses (note 4)	2,800	7,900	7,750

Net interest income after provision for loan losses	67,729	65,612	69,577

Other income:
Bankcard services revenue	3,584	3,100	2,665
Trust and asset management revenue	2,174	1,512	1,166
Fees and services charges	7,992	7,542	7,600
Loan servicing income (note 5)	748	538	427
Net gain on sales of loans available-for-sale (note 14)	1,163	3,968	3,002
Net gain on sales and other than temporary impairment loss on investment securities available-for-sale (note 3)	46	226	(148)
Net gain on sales of loans available-for-sale
Income from Bank Owned Life Insurance	1,404	1,338	1,172
Net loss from other real estate operations	(161)	(10)	(623)
Other	49	12	40

Total other income	16,999	18,226	15,301

Operating expenses:
Compensation and employee benefits (notes 11 and 12)	28,762	27,610	28,077
Occupancy (note 13)	5,562	5,074	5,066
Equipment	2,724	2,632	2,436
Marketing	1,632	1,633	1,766
Federal deposit insurance	2,141	2,113	2,553
Data processing	3,996	3,632	3,593
Professional fees	1,768	2,546	1,931
Check card processing	2,449	1,455	1,197
Other operating expense	5,907	6,196	6,045
Federal Home Loan Bank advance prepayment fee (note 9)	4,265	—	—
Branch consolidation expense	579	—	—

Total operating expenses	59,785	52,891	52,664

Income before provision for income taxes	24,943	30,947	32,214
Provision for income taxes (note 10)	8,613	10,927	11,473

Net income	$16,330	$20,020	$20,741

Basic earnings per share	$0.96	$1.13	$1.14

Diluted earnings per share	$0.95	$1.12	$1.14

Average basic shares outstanding (note 15)	17,071	17,730	18,191

Average diluted shares outstanding (note 15)	17,157	17,829	18,240

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$16,330	$20,020	$20,741
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $4,674 in 2013 and tax expense of $1,831 and $2,075 in 2012 and 2011)	(6,768)	2,651	3,004
Reclassification adjustment for (gains) losses included in net income (net of tax expense of $19 and $92 in 2013 and 2012, and tax benefit of $60 in 2011)	(27)	(134)	88
Accretion of loss on securities reclassified to held-to-maturity (net of tax expense of $88)	127	—	—

Total comprehensive income	$9,662	$22,537	$23,833

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts)

Years Ended December 31, 2013, 2012 and 2011

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2010	$—	$336	$260,739	$174,677	$(5,560)	$(4,484)	$(224,457)	$(946)	$946	$201,251

Net income	—	—	—	20,741	—	—	—	—	—	20,741
Unrealized gain on securities (net of tax expense $2,135)	—	—	—	—	3,092	—	—	—	—	3,092
Stock awards	—	—	904	—	—	—	—	—	—	904
Tax benefit of stock plans	—	—	1,303	—	—	—	—	—	—	1,303
Treasury stock allocated to restricted stock plan	—	—	(293)	38	—	—	255	—	—	—
Allocation of ESOP stock	—	—	159	—	—	291	—	—	—	450
Cash dividend – $0.48 per share	—	—	—	(8,789)	—	—	—	—	—	(8,789)
Exercise of stock options	—	—	—	(1)	—	—	45	—	—	44
Purchase of 165,154 shares of common stock	—	—	—	—	—	—	(2,147)	—	—	(2,147)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	75	(75)	—

Balance at December 31, 2011	—	336	262,812	186,666	(2,468)	(4,193)	(226,304)	(871)	871	216,849

Net income	—	—	—	20,020	—	—	—	—	—	20,020
Unrealized gain on securities (net of tax expense $1,739)	—	—	—	—	2,517	—	—	—	—	2,517
Stock awards	—	—	591	—	—	—	—	—	—	591
Tax expense of stock plans	—	—	(608)	—	—	—	—	—	—	(608)
Treasury stock allocated to restricted stock plan	—	—	(282)	42	—	—	240	—	—	—
Allocation of ESOP stock	—	—	191	—	—	289	—	—	—	480
Cash dividend – $0.48 per share	—	—	—	(8,579)	—	—	—	—	—	(8,579)
Exercise of stock options	—	—	—	(40)	—	—	459	—	—	419
Purchase of 843,370 shares of common stock	—	—	—	—	—	—	(11,897)	—	—	(11,897)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	224	(224)	—

Balance at December 31, 2012	—	336	262,704	198,109	49	(3,904)	(237,502)	(647)	647	219,792

Net income	—	—	—	16,330	—	—	—	—	—	16,330
Unrealized loss on securities (net of tax benefit $4,605)	—	—	—	—	(6,668)	—	—	—	—	(6,668)
Stock awards	—	—	671	—	—	—	—	—	—	671
Tax expense of stock plans	—	—	(31)	—	—	—	—	—	—	(31)
Treasury stock allocated to restricted stock plan	—	—	(275)	6	—	—	269	—	—	—
Allocation of ESOP stock	—	—	250	—	—	288	—	—	—	538
Cash dividend – $0.48 per share	—	—	—	(8,239)	—	—	—	—	—	(8,239)
Exercise of stock options	—	—	—	(5)	—	—	70	—	—	65
Purchase of 533,018 shares of common stock	—	—	—	—	—	—	(8,108)	—	—	(8,108)
Purchase of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(18)	18	—

Balance at December 31, 2013	$—	$336	$263,319	$206,201	$(6,619)	$(3,616)	$(245,271)	$(665)	$665	$214,350

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$16,330	$20,020	$20,741

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,832	2,626	2,454
Allocation of ESOP stock	538	480	450
Stock awards	671	591	904
Amortization of servicing asset	1,385	1,633	1,853
Net premium amortization in excess of discount accretion on securities	3,667	3,466	2,366
Net premium amortization of deferred fees and discounts on loans	501	819	812
Provision for loan losses	2,800	7,900	7,750
Provision for repurchased loans and loss sharing obligations	975	750	—
Deferred tax benefit	(1,635)	649	(699)
Net gain from sale of premises and equipment	—	—	(16)
Net loss (gain) on sales of other real estate owned	105	(295)	278
Net gain on sales of loans	(2,138)	(4,718)	(3,002)
Net (gain) on sales of and other than temporary impairment loss on investment securities available for sale	(46)	(226)	148
Proceeds from sales of mortgage loans held-for-sale	106,719	176,903	135,705
Mortgage loans originated for sale	(99,614)	(170,999)	(136,362)
Purchase of Bank Owned Life Insurance	—	(10,000)	—
Proceeds from Bank Owned Life Insurance	—	158	—
Increase in value of Bank Owned Life Insurance	(1,404)	(1,338)	(1,172)
Decrease in interest and dividends receivable	596	456	14
Decrease (increase) in other assets	1,916	937	(3,138)
Increase (decrease) in other liabilities	1,260	1,076	(11,536)

Total adjustments	19,128	10,868	(3,191)

Net cash provided by operating activities	35,458	30,888	17,550

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(24,917)	27,050	86,290
Proceeds from sales of investment securities available-for-sale	1,244	1,221	—
Purchase of investment securities available-for-sale	(28,292)	(74,390)	(74,011)
Purchase of mortgage-backed securities available-for-sale	(127,582)	(94,663)	(101,560)
Purchase of investment securities held-to-maturity	(847)	—	—
Proceeds from maturities of investment securities available-for-sale	45,395	28,049	514
Proceeds from maturities of investment securities held-to-maturity	3,725	—	—
Principal repayments on mortgage-backed securities available-for-sale	75,460	118,372	85,839
Principal repayments on mortgage-backed securities held-to-maturity	24,017	—	—
Decrease (increase) in Federal Home Loan Bank of New York stock	2,543	1,099	(1,232)
Net proceeds from sale and acquisition of other real estate owned	2,116	3,105	2,964
Proceeds from sale of premises and equipment	—	—	16
Purchases of premises and equipment	(4,283)	(2,600)	(2,227)

Net cash (used in) provided by investing activities	(31,421)	7,243	(3,407)

Cash flows from financing activities:
Increase in deposits	27,092	13,588	42,115
Increase (decrease) in short-term borrowings	112,513	(5,310)	(1,763)
Proceeds from Federal Home Loan Bank advances	70,000	—	55,000
Repayments of Federal Home Loan Bank advances	(225,000)	(41,000)	(54,000)
(Decrease) increase in advances by borrowers for taxes and insurance	(915)	273	166
Exercise of stock options Purchase of treasury stock	65 (8,108)	419 (11,897)	44 (2,147)
Dividends paid – common stock	(8,239)	(8,579)	(8,789)
Tax (expense) benefit of stock plans	(31)	(608)	1,303

Net cash (used in) provided by financing activities	(32,623)	(53,114)	31,929

Net (decrease) increase in cash and due from banks	(28,586)	(14,983)	46,072
Cash and due from banks at beginning of year	62,544	77,527	31,455

Cash and due from banks at end of year	$33,958	$62,544	$77,527

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,969	$14,151	$18,464
Income taxes	8,136	9,018	18,210
Non-cash investing activities:
Reclassification of securities available-for-sale to held-to-maturity	536,010	—	—
Loans charged-off, net	2,380	5,620	9,220
Transfer of loans receivable to other real estate owned	3,356	4,050	2,917

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc, and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC and Columbia Home Loans, LLC (“Columbia”). Columbia is the Bank’s mortgage company which was shuttered in 2007 and is now in dissolution. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the accompanying consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the reserve for repurchased loans, the valuation of mortgage servicing rights and the evaluation of securities for other-than-temporary impairment. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. The economic downturn and lower real estate values have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Equivalents

Cash equivalents consist of interest-bearing deposits in other financial institutions and loans of Federal funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Securities

Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell prior to maturity, the securities are classified as held-to-maturity securities. Such securities are stated at amortized cost. During 2013, the Company transferred $536.0 million of previously designated available-for-sale securities to held-to-maturity designation at fair value. The Company has the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive income, net of subsequent amortization, which is being recognized over the life of the securities. Securities in the available-for-sale category are securities which the Company may sell prior to maturity as part of its asset/liability management strategy and all marketable equity securities. Such securities are carried at fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of comprehensive income. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Gains or losses on the sale of such securities are included in other income using the specific identification method.

Other-Than-Temporary Impairments on Securities

One of the significant estimates related to securities is the evaluation for other-than-temporary impairments. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax. If a determination is made that an equity security is other-than-temporarily impaired, the unrealized loss will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net.

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

Loans Receivable

Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, plus unamortized premiums less unearned discounts, net of deferred loan origination and commitment fees and costs, and the allowance for loan losses.

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

A loan is considered impaired when it is deemed probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all non-accrual commercial real estate, multi-family, land, construction and commercial and industrial loans in excess of $250,000. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio, except when they are modified in a trouble debt restructuring.

Loan losses are charged-off in the period the loans, or portion, thereof are deemed uncollectible, generally after the loan becomes 120 days delinquent. The Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale of the collateral. During the fourth quarter of 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter of 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s loss experience as part of the evaluation of the allowance for loan losses or net income for 2011 or previous records.

Mortgage Loans Held-for-sale

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

Mortgage loans held-for-sale are carried at the lower of unpaid principal balance, net, or fair value on an aggregate basis. Estimated fair value is determined based on bid quotations from securities dealers.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all loans which meet the definition of an impaired loan where the value of the underlying collateral can reasonably be evaluated. For these loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the fair value of the collateral, less estimated selling costs.

If a loan becomes 90 days delinquent, the Bank obtains an updated collateral appraisal. For residential real estate loans, the appraisal is updated annually if the loan remains delinquent for an extended period. For non-accrual commercial real estate loans, the Bank assesses whether there has been an adverse change in the collateral value supporting the loan. The Bank utilizes information based on its knowledge of changes in real estate conditions in its lending area to identify whether a possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated commercial real estate appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.

A general allowance is determined for all loans that do not require a specific allowance. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class
Residential real estate:	–	Loans originated by Bank
	–	Loans originated by mortgage company
	–	Loans originated by mortgage company – non-prime
	–	Residential construction
Commercial real estate:	–	Commercial
	–	Construction and land
Consumer:	–	Consumer
Commercial and industrial:	–	Commercial and industrial

The loan portfolio is further segmented by delinquency status and risk rating (Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each Risk Tranche. To determine the loss factor, the Bank utilizes an average of loan losses as a percent of loan principal adjusted for the estimated probability of default. The historical loss rate is adjusted for certain qualitative factors including current economic conditions, regulatory environment, local competition, lending personnel, loan policies and underwriting standards, loan review system, delinquency trends, loss trends, nature and volume of the loan portfolio and concentrations of credit. The adjusted loss factor is then applied to each risk tranche. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local trends in economic growth, unemployment and real estate values. In evaluating the qualitative factors as of December 31, 2013, the Company considered the favorable impact of lower and more transparent risk from superstorm Sandy and the potential adverse impact of actual and proposed increases to flood insurance premiums which may stress borrowers’ ability to repay their loans or lower real estate values in certain flood prone areas; the recent recruitment of commercial lenders from competitor banks and the related accelerated growth in commercial real estate loans over the second half of 2013; and the Company’s recent emphasis on construction-to-permanent residential construction loans attributable to local rebuilding after the damage caused by superstorm Sandy.

The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the overall loss estimation process including the periodic updating of appraisals and commercial loan risk ratings, the geographic concentration of the loan portfolio and continued economic uncertainty.

Of the Bank’s loan portfolio, 96.1%, is secured by real estate, whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.

Management believes the primary risk characteristics for each portfolio segment are a continued decline in the economy generally, including elevated levels of unemployment, a further decline in real estate market values and possible increases in interest rates. Additionally, superstorm Sandy and actual and proposed increases to flood insurance premiums may adversely affect real estate market values. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations relates to potential losses on loans sold which may have to be repurchased due to a violation of representations and warranties and an estimate of the Bank’s obligation under a loss sharing arrangement for loans sold to the Federal Home Loan Bank (“FHLB”). Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. The reserve represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the period of repurchase risk. The reserve for repurchased loans and loss sharing obligations is included in other liabilities on the Company’s consolidated statement of financial condition.

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

Impact of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2013-02, “Comprehensive Income – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012. For the year ended December 31, 2013, the Company had a minor reclassification out of accumulated other comprehensive income and into net income which was not considered significant.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly in equity, such as unrealized gains or losses on securities available-for-sale.

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

Exit Activities

During 2007, the Bank exited the mortgage banking business operated by Columbia. All loan origination activity ceased, although the Bank retained Columbia’s loan servicing portfolio. The exit was due to the significant operating losses incurred by Columbia in the fourth quarter of 2006 and the first quarter of 2007 and was completed prior to the end of 2007. Occupancy expenses for the year ended December 31, 2011 include a benefit of $184,000 for lease termination costs related to the exit activities.

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

(2) Regulatory Matters

Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2013, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Tier 1 capital to risk weighted assets of 4.0%; and, a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under the regulatory framework for prompt corrective action, federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally an institution is considered well capitalized if it has a Tier 1 risk-based ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2013 and 2012, the Bank was considered well-capitalized.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution (in thousands).

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital	$217,776	9.66%	$33,830	1.50%	$—	—%
Tier 1 leverage	217,776	9.66	90,215	4.00	112,768	5.00
Tier 1 risk-based capital	217,776	14.72	59,190	4.00	88,785	6.00
Total risk-based capital	236,304	15.97	118,380	8.00	147,975	10.00

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital	$215,410	9.49%	$34,034	1.5%	$—	—%
Tier 1 leverage	215,410	9.49	90,757	4.0	113,446	5.0
Tier 1 risk-based capital	215,410	14.86	57,996	4.0	86,994	6.0
Total risk-based capital	233,563	16.11	115,992	8.0	144,991	10.0

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

(3) Securities

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2013 and 2012 are as follows (in thousands):

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$35,128	$161	$—	$35,289
Equity investments	6,757	1,790	—	8,547

Total investment securities available-for-sale	$41,885	$1,951	$—	$43,836

Held-to-maturity:
Investment securities:
U.S. agency obligations	$82,406	$153	$(144)	$82,415
State and municipal obligations	21,784	36	(35)	21,785
Corporate debt securities	55,000	—	(10,750)	44,250

Total investment securities	159,190	189	(10,929)	148,450

Mortgage-backed securities:
FHLMC	148,759	447	(4,552)	144,654
FNMA	200,070	4,659	(3,607)	201,122
GNMA	721	135	—	856

Total mortgage-backed securities	349,550	5,241	(8,159)	346,632

Total held-to-maturity	$508,740	$5,430	$(19,088)	$495,082

Total securities	$550,625	$7,381	$(19,088)	$538,918

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$138,105	$945	$—	$139,050
State and municipal obligations	25,856	5	(81)	25,780
Corporate debt securities	55,000	—	(11,530)	43,470
Equity investments	4,992	424	(123)	5,293

Total investment securities	223,953	1,374	(11,734)	213,593

Mortgage-backed securities:
FHLMC	118,294	1,284	(53)	119,525
FNMA	204,296	9,017	(11)	213,302
GNMA	824	206	—	1,030

Total mortgage-backed securities	323,414	10,507	(64)	333,857

Total available-for-sale	$547,367	$11,881	$(11,798)	$547,450

The changes in held-to-maturity and available-for-sale securities for the year ended December 31, 2013 are primarily attributed to a $536.0 million transfer of previously-designated available-for-sale securities to a held-to-maturity designation at fair value. The reclassification for the year ended December 31, 2013 is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at December 31, 2013 is as follows (in thousands):

Amortized cost	$508,740
Net loss on date of transfer from available-for-sale	(13,356)
Accretion of loss on securities reclassified to held-to-maturity	215

Carrying value	$495,599

Realized gains on the sale of securities were $46,000 and $226,000, for the years ended December 31, 2013 and 2012, respectively, as compared to no realized gains in 2011. There were no realized losses during 2013, 2012 and 2011 on the sale of securities available-for-sale. During 2011, the Company recognized an other-than-temporary impairment loss on equity securities of $148,000, as compared to no other-than-temporary impairment loss during 2013 and 2012.

The amortized cost and estimated fair value of investment securities, excluding equity investments, at December 31, 2013 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2013, corporate debt securities with an amortized cost and estimated fair value of $55.0 million and $44.3 million, respectively, were callable prior to the maturity date.

December 31, 2013	Amortized Cost	Estimated Fair Value

Less than one year	$42,898	$43,064
Due after one year through five years	95,189	95,223
Due after five years through ten years	1,231	1,202
Due after ten years	55,000	44,250

	$194,318	$183,739

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $347,238,000 and $377,206,000 at December 31, 2013 and 2012, respectively. The estimated fair value of securities pledged as collateral for reverse repurchase agreements amounted to $78,512,000 and $79,825,000 at December 31, 2013 and 2012, respectively.

The estimated fair value and unrealized loss for securities available-for-sale and held-to-maturity at December 31, 2013 and December 31, 2012, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held-to-maturity:
Investment securities:
U.S. agency obligations	$35,747	$(144)	$—	$—	$35,747	$(144)
State and municipal obligations	3,526	(31)	1,153	(4)	4,679	(35)
Corporate debt securities	—	—	44,250	(10,750)	44,250	(10,750)

Total investment securities	39,273	(175)	45,403	(10,754)	84,676	(10,929)

Mortgage-backed securities:
FHLMC	122,365	(4,552)	—	—	122,365	(4,552)
FNMA	84,467	(3,607)	—	—	84,467	(3,607)

Total mortgage-backed securities	206,832	(8,159)	—	—	206,832	(8,159)

Total held-to-maturity	$246,105	$(8,334)	$45,403	$(10,754)	$291,508	$(19,088)

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
State and municipal obligations	$15,918	$(81)	$—	$—	$15,918	$(81)
Corporate debt securities	—	—	43,470	(11,530)	43,470	(11,530)
Equity investments	1,264	(123)	—	—	1,264	(123)

Total investment securities	17,182	(204)	43,470	(11,530)	60,652	(11,734)

Mortgage-backed securities:
FHLMC	16,186	(53)	—	—	16,186	(53)
FNMA	4,871	(11)	—	—	4,871	(11)

Total mortgage-backed securities	21,057	(64)	—	—	21,057	(64)

Total available-for-sale	$38,239	$(268)	$43,470	$(11,530)	$81,709	$(11,798)

At December 31, 2013, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P

BankAmerica Capital	$15,000	$11,850	Ba1/BB+
Chase Capital	10,000	8,150	Baa2/BBB
Wells Fargo Capital	5,000	4,050	A3/A-
Huntington Capital	5,000	4,050	Baa3/BB+
Keycorp Capital	5,000	4,000	Baa3/BBB-
PNC Capital	5,000	4,150	Baa2/BBB
State Street Capital	5,000	4,000	A3/BBB+
SunTrust Capital	5,000	4,000	Baa3/BB+

	$55,000	$44,250

At December 31, 2013, the estimated fair value of each corporate debt security was below cost. However, the total estimated fair value of the corporate debt securities increased as compared to December 31, 2012. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required credit spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at December 31, 2013. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Recently, credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. FHLMC and FNMA have been under the conservatorship of the Federal Housing Financial Agency since September 8, 2008. The conservatorships have no specified termination date. Also, FHLMC and FNMA have entered into Stock Purchase Agreements, which following the issuance of Senior Preferred Stock and Warrants to the United States Treasury, provide FHLMC and FNMA funding commitments from the United States Treasury. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at December 31, 2013.

(4) Loans Receivable, Net

A summary of loans receivable at December 31, 2013 and 2012 follows (in thousands):

	December 31,
	2013	2012
Real estate mortgage:
One-to-four family	$750,585	$802,959
Commercial real estate, multi-family and land	528,945	475,155
Residential construction	30,821	9,013

	1,310,351	1,287,127
Consumer	200,683	198,143
Commercial and industrial	60,545	57,967

Total loans	1,571,579	1,543,237

Loans in process	(12,715)	(3,639)
Deferred origination costs, net	3,526	4,112
Allowance for loan losses	(20,930)	(20,510)

	(30,119)	(20,037)

	$1,541,460	$1,523,200

At December 31, 2013, 2012 and 2011 loans in the amount of $45,360,000, $43,374,000, and $44,008,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family land, construction and commercial and industrial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2013, the impaired loan portfolio totaled $39,903,000 for which there was a specific allocation in the allowance for loan losses of $3,647,000. At December 31, 2012, the impaired loan portfolio totaled $37,546,000 for which there was a specific allocation in the allowance for loan losses of $2,554,000. The average balance of impaired loans for the years ended December 31, 2013, 2012 and 2011 was $38,587,000, $36,574,000 and $25,472,000, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $2,040,000, $2,432,000, and $2,125,000 of interest income for the years ended December 31, 2013, 2012 and 2011, respectively, would have been recorded. At December 31, 2013, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

An analysis of the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$20,510	$18,230	$19,700
Provision charged to operations	2,800	7,900	7,750
Charge-offs	(3,521)	(7,084)	(9,249)
Recoveries	1,141	1,464	29

Balance at end of year	$20,930	$20,510	$18,230

The following table presents an analysis of the allowance for loan losses for the year ended December 31, 2013, the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total
For the year ended December 31, 2013
Allowance for loan losses:
Balance at beginning of year	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510
Provision (benefit) charged to operations	1,236	1,383	(297)	241	237	2,800
Charge-offs	(2,444)	—	(842)	(235)	—	(3,521)
Recoveries	826	51	235	29	—	1,141

Balance at end of year	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930

For the year ended December 31, 2012
Allowance for loan losses:
Balance at beginning of year	$5,370	$8,474	$1,461	$900	$2,025	$18,230
Provision (benefit) charged to operations	4,038	293	2,972	(98)	695	7,900
Charge-offs	(4,679)	(47)	(2,282)	(76)	—	(7,084)
Recoveries	512	217	113	622	—	1,464

Balance at end of year	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510

December 31, 2013
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2	$3,612	$33	$—	$—	$3,647
Collectively evaluated for impairment	4,857	6,759	1,327	1,383	2,957	17,283

Total ending allowance balance	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930

Loans:
Loans individually evaluated for impairment	$18,192	$17,643	$2,961	$1,107	$—	$39,903
Loans collectively evaluated for impairment	763,214	511,302	197,722	59,438	—	1,531,676

Total ending loan balance	$781,406	$528,945	$200,683	$60,545	$—	$1,571,579

December 31, 2012
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$179	$1,834	$541	$—	$—	$2,554
Collectively evaluated for impairment	5,062	7,103	1,723	1,348	2,720	17,956

Total ending allowance balance	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510

Loans:
Loans individually evaluated for impairment	$22,427	$12,116	$2,712	$291	$—	$37,546
Loans collectively evaluated for impairment	789,545	463,039	195,431	57,676	—	1,505,691

Total ending loan balance	$811,972	$475,155	$198,143	$57,967	$—	$1,543,237

A summary of impaired loans at December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Year-end impaired loans with no allocated allowance for loan losses	$24,457	$25,513
Year-end impaired loans with allocated allowance for loan losses	15,446	12,033

	$39,903	$37,546

Amount of the allowance for loan losses allocated	$3,647	$2,554

At December 31, 2013, impaired loans include troubled debt restructuring loans of $31,119,000 of which $21,456,000 were performing in accordance with their restructured terms and were accruing interest. At December 31, 2012, impaired loans include troubled debt restructuring loans of $35,893,000 of which $17,733,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2013
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,537	$9,885	$—
Originated by mortgage company	7,762	7,387	—
Originated by mortgage company-non-prime	1,260	858	—
Commercial real estate:
Commercial	2,303	2,292	—
Construction and land	—	—	—
Consumer	3,435	2,928	—
Commercial and industrial	1,107	1,107	—

	$26,404	$24,457	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$62	$62	$2
Originated by mortgage company	—	—	—
Originated by mortgage company-non-prime	—	—	—
Commercial real estate:
Commercial	15,128	15,042	3,389
Construction and land	309	309	223
Consumer	33	33	33
Commercial and industrial	—	—	—

	$15,532	$15,446	$3,647

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2012
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,200	$10,956	$—
Originated by mortgage company	7,210	7,061	—
Originated by mortgage company-non-prime	2,335	2,251	—
Commercial real estate:
Commercial	2,722	2,691	—
Construction and land	482	482	—
Consumer	1,956	1,781	—
Commercial and industrial	291	291	—

	$26,196	$25,513	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$1,761	$1,755	$142
Originated by mortgage company	404	404	37
Originated by mortgage company-non-prime	—	—	—
Commercial real estate:
Commercial	9,022	8,943	1,834
Construction and land	—	—	—
Consumer	934	931	541
Commercial and industrial	—	—	—

	$12,121	$12,033	$2,554

	For the years ended of December 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$11,188	$383	$10,962	$468
Originated by mortgage company	7,508	292	6,936	261
Originated by mortgage company – non-prime	2,001	138	2,415	7
Commercial real estate:
Commercial	2,704	110	2,555	142
Construction and land	—	—	121	—
Consumer	3,425	124	1,753	60
Commercial and industrial	606	8	294	11

	$27,432	$1,055	$25,036	$949

With an allowance recorded:
Residential real estate:
Originated by Bank	$36	$1	$1,759	$111
Originated by mortgage company	—	—	404	14
Originated by mortgage company – non-prime	—	—	—	—
Commercial real estate:
Commercial	10,683	217	8,551	314
Construction and land	391	—	—	—
Consumer	45	2	824	52
Commercial and industrial	—	—	—	—

	$11,155	$220	$11,538	$491

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Residential real estate:
Originated by Bank	$16,145	$13,156
Originated by mortgage company	10,589	10,477
Originated by mortgage company – non-prime	1,479	2,888
Residential construction	—	—
Commercial real estate:
Commercial	11,995	11,085
Construction and land	309	482
Consumer	4,328	4,540
Commercial and industrial	515	746

	$45,360	$43,374

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

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Residential real estate:
Originated by Bank	$6,102	$2,526	$13,800	$22,428	$632,653	$655,081
Originated by mortgage company	202	108	10,031	10,341	82,544	92,885
Originated by mortgage company -non-prime	—	—	1,465	1,465	1,153	2,618
Residential construction	195	—	—	195	30,626	30,821
Commercial real estate:
Commercial	985	849	9,217	11,051	491,817	502,868
Construction and land	—	—	309	309	25,769	26,078
Consumer	864	298	4,219	5,381	195,302	200,683
Commercial and industrial	—	—	515	515	60,030	60,545

	$8,348	$3,781	$39,556	$51,685	$1,519,894	$1,571,579

December 31, 2012
Residential real estate:
Originated by Bank	$5,863	$782	$10,624	$17,269	$666,833	$684,102
Originated by mortgage company	2,870	7	10,294	13,171	101,437	114,608
Originated by mortgage company -non-prime	431	47	2,369	2,847	1,402	4,249
Residential construction	—	—	—	—	9,013	9,013
Commercial real estate:
Commercial	2,422	608	2,863	5,893	457,394	463,287
Construction and land	—	—	482	482	11,386	11,868
Consumer	719	576	4,457	5,752	192,391	198,143
Commercial and industrial	—	—	112	112	57,855	57,967

	$12,305	$2,020	$31,201	$45,526	$1,497,711	$1,543,237

The Company categorizes all commercial and industrial and commercial real estate loans, except for small business loans, into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass related loans. Loans not rated are included in groups of homogeneous loans. As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial real estate:
Commercial	$471,435	$—	$30,576	$857	$502,868
Construction and land	25,018	—	1,059	—	26,077
Commercial and industrial	59,089	1,070	386	—	60,545

	$555,542	$1,070	$32,021	$857	$589,490

December 31, 2012
Commercial real estate:
Commercial	$429,393	$1,775	$31,275	$844	$463,287
Construction and land	10,880	506	482	—	11,868
Commercial and industrial	57,341	—	391	235	57,967

	$497,614	$2,281	$32,148	$1,079	$533,122

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2013 and 2012 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
December 31, 2013
Performing	$638,936	$82,296	$1,139	$30,821	$196,355
Non-performing	16,145	10,589	1,479	—	4,328

	$655,081	$92,885	$2,618	$30,821	$200,683

December 31, 2012
Performing	$670,946	$104,131	$1,361	$9,013	$193,603
Non-performing	13,156	10,477	2,888	—	4,540

	$684,102	$114,608	$4,249	$9,013	$198,143

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at December 31, 2013, 2012 and 2011 were $9,663,000, $18,160,000 and $14,491,000, respectively, of troubled debt restructurings. At December 31, 2013, 2012 and 2011 the Company has allocated $1,816,000, $2,418,000 and $1,985,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at December 31, 2013, 2012 and 2011 which totaled $21,456,000, $17,733,000 and $13,118,000, respectively. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the years ended December 31, 2013 and 2012, and troubled debt restructurings modified within the previous year and which defaulted during the years ended December 31, 2013 and 2012 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	4	$926	$926
Originated by mortgage company	2	778	770
Consumer	12	601	439

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	1	$61
Originated by mortgage company	1	239
Consumer	1	12

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2012
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	11	$2,462	$2,392
Originated by mortgage company	3	1,051	1,051
Commercial real estate:	1	360	255
Commercial
Consumer	2	1,305	1,275
Commercial and industrial	13	1,152	998

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

The Bank’s mortgage loans are pledged to secure FHLB advances.

(5) Servicing Asset

An analysis of the servicing asset for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$4,568	$4,836	$5,653
Capitalized mortgage servicing rights	995	1,365	1,036
Amortization	(1,385)	(1,633)	(1,853)

Balance at end of year	$4,178	$4,568	$4,836

Loans serviced for others amounted to $806,810,000 and $840,900,000 at December 31, 2013 and 2012, respectively, all of which relate to residential loans. At December 31, 2013, the servicing asset had an estimated fair value of $7,458,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.5%, a weighted average constant prepayment rate on mortgages of 8.6% and a weighted average life of 9.5 years. At December 31, 2012, the servicing asset had an estimated fair value of $5,996,000 and was valued based on expected future cash flows, considering a weighted average discount rate of 9.5%, a weighted average constant prepayment rate on mortgages of 14.6% and a weighted average life of 6.2 years. As of December 31, 2013, estimated future servicing amortization through 2018 based on the prepayment assumptions utilized in the December 31, 2013 valuation, is as follows: $1,067,000 for 2014, $817,000 for 2015, $635,000 for 2016, $487,000 for 2017 and $401,000 for 2018. Actual results will vary depending upon the level of repayments on the loans currently serviced.

(6) Interest and Dividends Receivable

A summary of interest and dividends receivable at December 31, 2013 and 2012 follows (in thousands):

	December 31,
	2013	2012

Loans	$3,960	$4,479
Investment securities	691	716
Mortgage-backed securities	729	781

	$5,380	$5,976

(7) Premises and Equipment, Net

Premises and equipment at December 31, 2013 and 2012 are summarized as follows (in thousands):

	December 31,
	2013	2012

Land	$5,124	$4,254
Buildings and improvements	26,897	26,365
Leasehold improvements	2,423	2,125
Furniture and equipment	21,743	20,120
Automobiles	281	211
Construction in progress	779	328

Total	57,247	53,403
Accumulated depreciation and amortization	(33,563)	(31,170)

	$23,684	$22,233

(8) Deposits

Deposits, including accrued interest payable of $9,000 and $11,000 at December 31, 2013 and 2012, respectively, are summarized as follows (in thousands):

	December 31,
	2013		2012
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$207,608	—%	$179,074	—%
Interest-bearing checking accounts	913,753	0.12	940,190	0.19
Money market deposit accounts	116,947	0.12	118,154	0.17
Savings accounts	290,512	0.05	256,035	0.10
Time deposits	217,943	1.37	226,218	1.45

	$1,746,763	0.25%	$1,719,671	0.32%

Included in time deposits at December 31, 2013 and 2012, respectively, is $64,380,000 and $57,871,000 in deposits of $100,000 and over.

Time deposits at December 31, 2013 mature as follows (in thousands):

Year Ended December 31,
2014	$131,138
2015	19,836
2016	28,920
2017	17,571
2018	15,397
Thereafter	5,081

$217,943

Interest expense on deposits for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest-bearing checking accounts	$1,408	$2,878	$4,624
Money market deposit accounts	165	361	454
Savings accounts	187	359	481
Time deposits	2,949	3,949	4,842

	$4,709	$7,547	$10,401

(9) Borrowed Funds

Borrowed funds are summarized as follows (in thousands):

	December 31,
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Federal Home Loan Bank advances	$175,000	0.69%	$225,000	2.35%
Securities sold under agreements to repurchase	68,304	0.15	60,791	0.26
Other borrowings	27,500	2.76	27,500	2.80

	$270,804	0.76%	$313,291	1.94%

Information concerning FHLB advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2013	2012	2013	2012

Average balance	$219,102	$239,707	$69,621	$69,469
Maximum amount outstanding at any month end	282,500	274,500	73,067	73,488
Average interest rate for the year	1.82%	2.29%	0.18%	0.29%
Amortized cost of collateral:
Mortgage-backed securities	—	—	$78,474	$76,905
Estimated fair value of collateral:
Mortgage-backed securities	—	—	78,512	79,825

The securities collateralizing the reverse repurchase agreements are delivered to the lender with whom each transaction is executed or to a third party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the reverse repurchase agreements. (See note 3.)

FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2013 as follows (in thousands):

	FHLB Advances	Reverse Repurchase Agreements
Year Ended December 31,
2014	$125,000	$68,304
2015	5,000	—
2016	5,000	—
2017	5,000	—
2018	35,000	—

	$175,000	$68,304

On October 17, 2013, the Company prepaid $159.0 million of FHLB advances with a weighted average cost of 2.31% and a weighted average term to maturity of 16 months, incurring a prepayment fee of $4.3 million. The prepayment was initially funded by short-term advances, which the Company plans to replace over the next year with deposit growth and longer-term advances.

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

Interest expense on borrowings for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011

Federal Home Loan Bank advances	$3,986	$5,495	$6,572
Securities sold under agreements to repurchase	124	201	283
Other borrowings	809	860	804

	$4,919	$6,556	$7,659

All FHLB advances are secured by the Bank’s mortgage loans, securities and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

(10) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$8,935	$8,893	$10,358
State	1,313	1,385	1,814

Total current	10,248	10,278	12,172

Deferred:
Federal	(1,310)	664	(961)
State	(325)	(15)	262

Total deferred	(1,635)	649	(699)

	$8,613	$10,927	$11,473

Included in other comprehensive income is income tax (benefit) expense attributable to net unrealized (losses) gains on securities available-for-sale arising during the year in the amount of $(4,605,000), $1,739,000 and $2,135,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Included in stockholders’ equity is income tax (expense) benefit attributable to stock plans in the amount of $(31,000), $(608,000) and $1,303,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011

Income before provision for income taxes	$24,943	$30,947	$32,214
Applicable statutory Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$8,730	$10,831	$11,275
Increase (decrease) in Federal income tax expense resulting from:
ESOP	87	66	56
ESOP dividends	(233)	(233)	(232)
Earnings on life insurance	(491)	(468)	(410)
State income taxes net of Federal benefit	642	757	762
Other items, net	(122)	(26)	22

	$8,613	$10,927	$11,473

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented in the following table (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$8,894	$8,720
Reserve for repurchased loans	600	491
Valuation allowances for repurchased loans	179	179
Reserve for uncollected interest	393	179
Other-than-temporary impairment loss on investment securities	—	52
FHLB advance prepayment fee	385	—
Incentive compensation	1,066	1,132
Deferred compensation	754	743
Other reserves	113	82
Stock plans	1,255	1,058
ESOP	125	81
Intangible assets	60	109
Other real estate owned	311	235
Unrealized loss on securities	4,571	—
State alternative minimum tax	1,160	1,160

Total gross deferred tax assets	19,866	14,221
Less valuation allowance	—	—

Deferred tax assets, net	19,866	14,221

Deferred tax liabilities:
Excess servicing on sale of mortgage loans	(1,122)	(983)
Investments, discount accretion	(553)	(505)
Deferred loan and commitment costs, net	(1,349)	(1,619)
Unrealized gain on securities available-for-sale	—	(34)
Premises and equipment, differences in depreciation	(356)	(528)
Undistributed REIT income	(1,247)	(1,553)

Total deferred tax liabilities	(4,627)	(5,222)

Net deferred tax assets	$15,239	$8,999

Included in other assets at December 31, 2013 and 2012 is a net deferred tax asset of $15,239,000 and $8,999,000, respectively.

At December 31, 2013, 2012 and 2011 the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax asset since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

Retained earnings at December 31, 2013 includes approximately $10,750,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2013, the Company had an unrecognized deferred tax liability of $4,391,000 with respect to this reserve.

There were no unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011. The tax years that remain subject to examination by the Federal government include the year ended December 31, 2010 and forward. The tax years that remain subject to examination by the States of New Jersey and New York include the years ended December 31, 2009 and forward.

(11) Employee Stock Ownership Plan

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

The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2013 and 2012, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $515,000 and $517,000, respectively. During 2013 and 2012, $221,000 and $238,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2013 and 2012, the loan had an outstanding balance of $3,897,000 and $4,076,000, respectively, and the ESOP had unallocated shares of 428,749 and 462,931, respectively. At December 31, 2013, the unallocated shares had a fair value of $7,422,000. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.

For the years ended December 31, 2013, 2012 and 2011, the Bank recorded compensation expense related to the ESOP of $538,000, $480,000 and $450,000, respectively, including $249,000, $191,000 and $159,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2013, 2,183,956 shares had been allocated to participants and 34,182 shares were committed to be released.

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

Under the 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 2,400,000 shares subject to option or, in lieu of options, up to 960,000 shares in the form of stock awards. At December 31, 2013, 1,845,299 options or 738,120 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to options, or in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2013, 32,310 options or 10,770 awards remain to be issued. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.

The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $502,000, $442,000 and $549,000, of expense for stock option grants for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 the Company had $1.4 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 2.7 years.

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2013	2012	2011

Risk-free interest rate	1.47%	1.40%	3.08%
Expected option life	7 years	7 years	7 years
Expected volatility	29%	29%	29%
Expected dividend yield	3.27%	3.47%	3.46%
Weighted average fair value of an option share granted during the year	$3.01	$2.69	$3.14
Intrinsic value of options exercised during the year (in thousands)	11	106	10

The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.

A summary of option activity for the years ended December 31, 2013, 2012 and 2011 follows:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,732,694	$17.62	2,043,933	$18.21	1,855,113	$18.75
Granted	277,625	14.68	270,250	13.83	245,575	13.86
Exercised	(5,147)	12.63	(36,218)	11.55	(3,766)	11.20
Forfeited	(29,916)	13.89	(202,928)	18.28	(44,252)	17.87
Expired	(234,676)	23.28	(342,343)	17.92	(8,737)	15.03

Outstanding at end of year	1,740,580	$16.47	1,732,694	$17.62	2,043,933	$18.21

Options exercisable	1,062,786		1,113,185		1,407,271

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$10.00 to 13.13	316,526	5.9 years	$10.63	204,932	5.8 years	$10.76
13.13 to 16.26	683,425	8.2	14.13	127,225	7.5	13.86
16.26 to 19.40	182,205	4.4	16.80	172,205	4.1	16.81
19.40 to 22.53	377,370	1.5	22.10	377,370	1.5	22.10
22.53 to 25.66	181,054	2.1	23.43	181,054	2.1	23.43

	1,740,580	5.3 years	$16.47	1,062,786	3.6 years	$18.29

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2013 is $4,164,000 and $1,777,000, respectively.

A summary of the granted but unvested stock award activity for the years ended December 31, 2013, 2012 and 2011 follows:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of year:	48,733	$13.10	49,148	$13.25	81,592	$12.44
Granted	28,228	14.78	19,513	13.83	26,202	13.81
Vested	(14,296)	13.21	(14,393)	14.52	(58,646)	12.38
Forfeited	(2,703)	13.85	(5,535)	13.20	—	—

Outstanding at end of year	59,962	$13.84	48,733	$13.10	49,148	$13.25

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

At December 31, 2013, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2013
Unused consumer and construction loan lines of credit (primarily floating-rate)	$115,421
Unused commercial loan lines of credit (primarily floating-rate)	190,511
Other commitments to extend credit:
Fixed-Rate	53,032
Adjustable-Rate	9,118
Floating-Rate	18,201

The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 2.92% to 5.50% at December 31, 2013.

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

At December 31, 2013, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $2,378,000, $2,034,000 and $1,811,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The projected minimum rental commitments as of December 31, 2013 are as follows (in thousands):

Year Ended December 31,
2014	$1,754
2015	1,640
2016	1,517
2017	1,532
2018	1,461
Thereafter	12,240

$20,144

The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located in Ocean, Monmouth and Middlesex Counties, New Jersey. The Company also originates interest-only one-to-four family mortgage loans on a limited basis, in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2013 and 2012 was $28.8 million and $37.0 million, respectively. The amount of interest-only one-to-four family mortgage loans on non-accrual status at December 31, 2013 and 2012 was $2.2 million and $3.5 million, respectively. The Company previously originated stated income loans on a limited basis through November 2010. These loans were only offered to self-

employed borrowers for purposes of financing primary residences and second home properties. The amount of stated income loans at December 31, 2013 and 2012 was $36.6 million and $47.3 million, respectively. The amount of stated income loans on non-accrual status at December 31, 2013 and 2012 was $6.4 million and $7.3 million, respectively. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. In recent years, there has been a weakening in the local economy coupled with lower real estate values. A further decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

(14) Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The Company prepares a comprehensive analysis of the adequacy of the reserve for repurchased loans and loss sharing obligations at each quarter-end. The reserve includes a specific loss estimate on the outstanding loan repurchase requests based on the estimated fair value of the underlying collateral modified by the likelihood of loss which is estimated based on historical experience. The reserve also includes a general loss estimate based on an estimate of loans likely to be returned for repurchase and the estimated loss on those loans. Finally, the reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the FHLB relating to loans sold into their Mortgage Partnership Finance (“MPF”) program. Under this program, the Bank and the FHLB share credit risk for loans sold. The first loss position, equal to 1% of the aggregate amount of the loan pool, is absorbed by the FHLB through a reduction in credit enhancement fees paid to the Bank. The second loss position, generally covering the next 1.5% to 4.0% of the aggregate loan pool, is absorbed by the Bank. Loan losses above the combination of these two thresholds are fully absorbed by the FHLB. In establishing the reserve, the Company considered recent and historical experience, product type and volume of loan sales and the general economic environment.

An analysis of the reserve for repurchased loans and loss sharing obligations for the years ended December 31, 2013, 2012 and 2011 follows (in thousands).

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$1,203	$705	$809
Provision charged to operations	975	750	—
Loss on loans repurchased, settlements or payments under loss sharing arrangements	(915)	(252)	(104)
Recoveries	205	—	—

Balance at end of year	$1,468	$1,203	$705

The reserve for repurchased loans and loss sharing obligations was $1.5 million at December 31, 2013, a $265,000 increase from December 31, 2012. The increase was due to mostly first quarter activity relating to a provision of $100,000 for repurchase requests, an additional provision of $875,000 relating to loans sold to the

FHLB, incurred losses totaling $465,000 relating to the FHLB loan sales, a comprehensive settlement of $450,000 with one investor relating to existing and anticipated loan repurchase requests, and recoveries of $205,000 of previously charged-off amounts. In early 2013, the Bank recognized actual losses for the first time under the MPF program of $245,000 on two loans in a single pool. In light of these realized losses, the Bank performed an analysis of additional loss exposure and determined that additional covered losses within that loan pool were likely and recorded an additional provision of $875,000. The analysis also revealed the actual losses of $245,000 and the general provision of $875,000 related to asset quality deterioration in the loan pool should have been recognized in prior periods; however these amounts were not considered material to such periods. Subsequent to the first quarter, an additional loss under the MPF program of $220,000 was charged against the reserve. The Bank’s maximum remaining loss exposure on all loans sold to the FHLB is $2.4 million, although the Bank’s reserve includes an estimate of expected future losses. Therefore, additional losses will only be recognized if loan performance deteriorates beyond expectations. The reserve was reduced by a cash payment of $450,000 as part of a comprehensive settlement with a single investor which settled seven outstanding loan repurchase requests and terminated the right of the investor to make any future claims for repurchase. The anticipated loss on this comprehensive settlement was considered in establishing the reserve at December 31, 2012. The Bank also recognized $205,000 in recoveries relating to amounts previously charged-off. At December 31, 2013, there were five outstanding loan repurchase requests which the Company is disputing on loans with a total principal balance of $1.2 million, as compared to 12 outstanding loan repurchase requests with a principal balance of $3.6 million at December 31, 2012.

(15) Earnings Per Share

The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted average shares outstanding	17,614	18,303	18,828
Less: Unallocated ESOP shares	(446)	(480)	(514)
Unallocated Incentive award shares and shares held by deferred compensation plan	(97)	(93)	(123)

Average basic shares outstanding	17,071	17,730	18,191
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	86	99	49

Average diluted shares outstanding	17,157	17,829	18,240

For the years ended December 31, 2013, 2012 and 2011, 852,000, 1,253,000 and 2,047,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

(16) Fair Value Measurements

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the years ended December 31, 2013, 2012 and 2011. The fair value hierarchy is as follows:

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

Securities Available-for-Sale

Securities classified as available-for-sale are reported at fair value utilizing Level 1 and Level 2 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

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

The Company utilizes third-party pricing services to obtain market values for its corporate bonds. Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their market value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized. The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer.

Other Real Estate Owned and Impaired Loans

Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling and other costs of 20% and 15%, respectively. Fair value is based on independent appraisals.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2013
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$35,289	$—	$35,289	$—
Equity investments	8,547	8,547	—	—
Items measured on a non-recurring basis:
Other real estate owned	4,345	—	—	4,345
Loans measured for impairment based on the fair value of the underlying collateral	15,446	—	—	15,446

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$139,050	$—	$139,050	$—
State and municipal obligations	25,780	—	25,780	—
Corporate debt securities	43,470	—	43,470	—
Equity investments	5,293	5,293	—	—
Mortgage-backed securities available-for-sale	333,857	—	333,857	—
Items measured on a non-recurring basis:
Other real estate owned	3,210	—	—	3,210
Loans measured for impairment based on the fair value of the underlying collateral	12,033	—	—	12,033

Assets and Liabilities Disclosed at Fair Value

A description of the valuation methodologies used for assets and liabilities disclosed at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.

Cash and Due from Banks

For cash and due from banks, the carrying amount approximates fair value.

Securities Held-to-Maturity

Securities classified as held-to-maturity are carried at amortized cost, as the Company has the positive intent and ability to hold these securities to maturity. The Company determines the fair value of the securities utilizing Level 1, Level 2 and, infrequently, Level 3 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third-party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

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

The Company utilizes third-party pricing services to obtain fair values for most of its securities held-to-maturity. Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations known as bond anticipation notes (“BANs”) where management utilized Level 3 inputs. In the case of the Level 2 securities, the significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer. Management based its fair value estimate of the BANs on the local nature of the issuing entities, the short-term life of the security and current economic conditions.

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2013 and December 31, 2012 are presented in the following tables (in thousands):

	Book Value	Fair Value Measurements at Reporting Date Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2013
Financial Assets:
Cash and due from banks	$33,958	$33,958	$—	$—
Securities held-to-maturity	495,599	—	493,432	1,650
Federal Home Loan Bank of New York stock	14,518	—	—	14,518
Loans receivable and mortgage loans held-for-sale	1,542,245	—	—	1,561,208
Financial Liabilities:
Deposits other than time deposits	1,528,820	—	1,528,820	—
Time deposits	217,943	—	220,409	—
Securities sold under agreements to repurchase with retail customers	68,304	68,304	—	—
Federal Home Loan Bank advances and other borrowings	202,500	—	201,393	—

	Book Value	Fair Value Measurements at Reporting Date Using:
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2012
Financial Assets:
Cash and due from banks	$62,544	$62,544	$—	$—
Federal Home Loan Bank of New York stock	17,061	—	—	17,061
Loans receivable and mortgage loans held-for-sale	1,529,946	—	—	1,572,291
Financial Liabilities:
Deposits other than time deposits	1,493,453	—	1,493,453	—
Time deposits	226,218	—	231,445	—
Securities sold under agreements to repurchase with retail customers	60,791	60,791	—	—
Federal Home Loan Bank advances and other borrowings	252,500	—	258,577	—

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

(17) Parent-Only Financial Information

The following condensed statements of financial condition at December 31, 2013 and 2012 and condensed statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2013	2012
Assets
Cash and due from banks	$7	$7
Advances to subsidiary Bank	16,753	20,017
Investment securities	8,547	5,293
ESOP loan receivable	3,897	4,076
Investment in subsidiary Bank	212,957	218,148
Other assets	568	—

Total assets	$242,729	$247,541

Liabilities and Stockholders’ Equity
Borrowings	$27,500	$27,500
Other liabilities	879	249
Stockholders’ equity	214,350	219,792

Total liabilities and stockholders’ equity	$242,729	$247,541

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Dividend income – subsidiary Bank	$16,000	$20,500	$13,800
Dividend income – investment securities	287	227	23
Net gain on sales of and other-than-temporary impairment loss on investment securities available-for-sale.	46	226	(148)
Interest income – advances to subsidiary Bank	40	39	50
Interest income – ESOP loan receivable	336	349	364

Total dividend and interest income	16,709	21,341	14,089
Interest expense – borrowings	766	818	750
Operating expenses	1,358	1,323	1,353

Income before income taxes and undistributed earnings of subsidiary Bank	14,585	19,200	11,986
Benefit for income taxes	567	511	635

Income before undistributed earnings of subsidiary Bank	15,152	19,711	12,621
Undistributed earnings of subsidiary Bank	1,178	309	8,120

Net Income	$16,330	$20,020	$20,741

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$16,330	$20,020	$20,741
Decrease (increase) in advances to subsidiary Bank	3,264	(1,921)	2,783
Undistributed earnings of subsidiary Bank	(1,178)	(309)	(8,120)
Net (gain) on sales of and other than temporary impairment loss on investment securities available for sale	(46)	(226)	148
Change in other assets and other liabilities	(547)	2,799	(745)

Net cash provided by operating activities	17,823	20,363	14,807

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	1,244	1,221	—
Purchase of investment securities	(2,964)	(1,694)	(4,072)
Repayments on ESOP loan receivable	179	167	157

Net cash used in investing activities	(1,541)	(306)	(3,915)

Cash flows from financing activities:
Dividends paid – common stock	(8,239)	(8,579)	(8,789)
Purchase of treasury stock	(8,108)	(11,897)	(2,147)
Exercise of stock options	65	419	44

Net cash used in financing activities	(16,282)	(20,057)	(10,892)

Net increase in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	7	7	7

Cash and due from banks at end of year	$7	$7	$7

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(Unaudited)

	Quarter ended
	Dec. 31	Sept. 30	June 30	March 31
2013
Interest income	$19,960	$19,984	$20,161	$20,052
Interest expense	1,709	2,440	2,617	2,862

Net interest income	18,251	17,544	17,544	17,190
Provision for loan losses	200	700	800	1,100

Net interest income after provision for loan losses	18,051	16,844	16,744	16,090
Other income	4,283	4,566	4,741	3,409
Operating expenses	19,611	13,784	13,724	12,666

Income before provision for income taxes	2,723	7,626	7,761	6,833
Provision for income taxes	784	2,658	2,774	2,397

Net income	$1,939	$4,968	$4,987	$4,436

Basic earnings per share	$0.12	$0.29	$0.29	$0.26

Diluted earnings per share	$0.11	$0.29	$0.29	$0.26

2012
Interest income	$21,189	$21,514	$22,049	$22,863
Interest expense	3,172	3,514	3,659	3,758

Net interest income	18,017	18,000	18,390	19,105
Provision for loan losses	3,100	1,400	1,700	1,700

Net interest income after provision for loan losses	14,917	16,600	16,690	17,405
Other income	4,492	4,878	4,545	4,311
Operating expenses	13,244	13,839	12,867	12,941

Income before provision for income taxes	6,165	7,639	8,368	8,775
Provision for income taxes	2,124	2,680	2,995	3,128

Net income	$4,041	$4,959	$5,373	$5,647

Basic earnings per share	$0.23	$0.28	$0.30	$0.32

Diluted earnings per share	$0.23	$0.28	$0.30	$0.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 61.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014 under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Human Resources/Compensation Committee Report”, and “Human Resources/Compensation Committee Interlocks and Insider Participation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014 under the caption “Stock Ownership.”

Information regarding the Company’s equity compensation plans existing as of December 31, 2013 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,740,580	$16.47	1,877,763
Equity compensation plans not approved by security holders	—	—	—

Total	1,740,580	$16.47	1,877,763

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 8, 2014 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC) and Columbia Home Loans, LLC and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)
3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.1(a)	Certificate of Designations (15)
3.2	Bylaws of OceanFirst Financial Corp. (6)
3.2(a)	Warrant to Purchase up to 380,583 shares of Common Stock (15)
3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)
4.0	Stock Certificate of OceanFirst Financial Corp. (1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.1(b)	Amended Employee Stock Ownership Plan (13)
10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (13)
10.1(d)	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Company and the United States Department of the Treasury (15)
10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)
10.2(a)	Form of Waiver executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (14)
10.3(b)	Form of Senior Executive Officer Agreement executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3(c)	Amendment to the Executive Supplemental Retirement Income Agreement between OceanFirst Bank and John R. Garbarino (16)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (14)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (14)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers (1)
10.13	2000 Stock Option Plan (5)
10.14	Form of Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes (6)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)
10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)
10.20	2006 Stock Incentive Plan (12)
10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino. (13)
10.21(a)	Amendment to form of Employment Agreement between OceanFirst Financial Corp and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (19)

10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (13)
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
10.23(a)	Amendment to form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (19)
10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options (17)
10.26	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Awards (17)
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement (17)
10.28	2011 Stock Incentive Plan (18)
10.29	2011 Cash Incentive Compensation Plan (18)
10.30	Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated February 22, 2013 (20)
10.31	Employment Agreement between Christopher D. Maher and OceanFirst Bank dated February 22, 2013 (20)
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013 (21)
10.33	Letter Agreement between Craig C. Spengemen and OceanFirst Bank (22)
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards (23)
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.

(4)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005.
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
(12)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 14, 2006.
(13)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
(14)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
(15)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.
(16)	Incorporated by reference from Exhibit to Form 8-K filed December 22, 2010.
(17)	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
(18)	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
(19)	Incorporated herein by reference from Exhibit to Form 8-K filed on July 21, 2011.
(20)	Incorporated herein by reference from Exhibit to Form 8-K filed February 28, 2013.
(21)	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
(22)	Incorporated herein by reference from Exhibit to Form 8-K filed December 5, 2013.
(23)	Incorporated herein by reference from Exhibit to Form 8-K filed on January 17, 2014.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

Date:	March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ John R. Garbarino	March 10, 2014
John R. Garbarino
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	March 10, 2014
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ Joseph J. Burke	March 10, 2014
Joseph J. Burke
Director

/s/ Angelo Catania	March 10, 2014
Angelo Catania
Director

/s/ John W. Chadwick	March 10, 2014
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 10, 2014
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 10, 2014
Diane F. Rhine
Director

Name	Date

/s/ Mark G. Solow	March 10, 2014
Mark G. Solow
Director

/s/ John E. Walsh	March 10, 2014
John E. Walsh
Director