Form 10-Q
period 2014-03-31
OCEANFIRST FINANCIAL CORP
filed 2014-05-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014 there were 17,337,872 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	March 31, 2014	December 31, 2013		March 31, 2013
SELECTED FINANCIAL CONDITION DATA:
Total assets	$2,281,711	$2,249,711		$2,303,711
Loans receivable, net	1,570,969	1,541,460		1,501,362
Deposits	1,720,131	1,746,763		1,740,294
Stockholders’ equity	216,190	214,350		219,554
SELECTED OPERATING DATA:
Net interest income	18,065	18,251		17,189
Provision for loan losses	530	200		1,100
Other income	3,998	4,283		3,409
Operating expenses	14,263	19,611	(2)	12,665
Net income	4,707	1,939	(2)	4,436
Diluted earnings per share	0.28	0.11	(2)	0.26
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share	12.45	12.33		12.43
Cash dividend per share	0.12	0.12		0.12
Stockholders’ equity to total assets	9.47%	9.53%		9.53%
Return on average assets (1)	0.83	0.34	(2)	0.77
Return on average stockholders’ equity (1)	8.72	3.64	(2)	8.06
Average interest rate spread	3.31	3.33		3.08
Net interest margin	3.36	3.38		3.16
Operating expenses to average assets (1)	2.52	3.43	(2)	2.21
Efficiency ratio	64.65	87.03	(2)	61.49
ASSET QUALITY:
Non-performing loans	$45,321	$45,360		$47,437
Non-performing assets	49,778	49,705		50,250
Allowance for loan losses as a percent of total loans receivable	1.31%	1.33%		1.34%
Allowance for loan losses as a percent of total non-performing loans	46.19	46.14		43.20
Non-performing loans as a percent of total loans receivable	2.83	2.88		3.11
Non-performing assets as a percent of total assets	2.18	2.21		2.18
Wealth Management
Assets under administration	$216,508	$216,114		$176,824

(1)	Ratios are annualized
(2)	Operating results and financial ratios for the fourth quarter of 2013 include non-recurring expenses relating to the prepayment of Federal Home Loan Bank advances at a cost of $4.3 million and the consolidation of two branches into newer, in-market facilities at a cost of $579,000. The total after-tax cost was $3.1 million.

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank serving Ocean and Monmouth Counties in New Jersey. The term the “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management services, deposit accounts, the sale of investment products, loan originations, loan servicing, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company’s net interest margin has expanded over the past year as the Company has succeeded in growing commercial loans resulting in a shift in asset mix from lower-yielding short-term investments and securities into higher-yielding loans. The net interest margin also benefited from the prepayment of $159.0 million of Federal Home Loan Bank (“FHLB”) advances in the fourth quarter of 2013 and from the rising interest rate environment in 2013 which steepened the yield curve, slowed loan refinance activity and improved yields on newly originated loans and investments. Based upon current economic conditions, the Federal Reserve has indicated that it anticipates that short-term interest rates will remain at current levels for a considerable time, especially if projected inflation continues to run below the 2% longer-run goal, and provided that longer-term inflation expectations remain well-anchored. Additionally, the Federal Reserve recently decided to taper its monthly bond buying program, with further reductions expected throughout 2014. The increase in longer-term rates and related reduction in loan refinance activity has caused a decrease in the Company’s loan sale volume and therefore lower income from the net gain on the sale of loans.

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the economy, which expanded modestly in 2013 and into 2014. Labor market conditions also improved as the national and local unemployment rate in the first quarter of 2014 has improved over prior year levels. Despite these signs, the pace of economic recovery remains weak.

Highlights of the Company’s financial results for the three months ended March 31, 2014 were as follows:

Total assets increased to $2.282 billion at March 31, 2014, from $2.250 billion at December 31, 2013. Loans receivable, net increased $29.5 million at March 31, 2014, as compared to December 31, 2013 primarily due to growth in commercial loans of $27.5 million and in residential construction loans, net of loans in process, which increased $5.8 million.

Net income for the three months ended March 31, 2014 was $4.7 million, or $0.28 per diluted share, as compared to net income of $4.4 million, or $0.26 per diluted share for the corresponding prior year period. The prior year period was adversely impacted by a provision of $975,000 added to the reserve for repurchased loans and loss sharing obligations as compared to no provision in the current period. The three months ended March 31, 2014 benefited from higher net interest income and lower provision for loan losses offset by lower gain on sale of loans (excluding the provision for repurchased loans) and higher operating expenses. Diluted earnings per share for the three months ended March 31, 2014 also benefited from a reduction in shares outstanding.

Net interest income for the three months ended March 31, 2014 increased to $18.1 million, as compared to $17.2 million in the same prior year period, reflecting a higher net interest margin partly offset by lower interest-earning assets. The net interest margin increased to 3.36% for the three months ended March 31, 2014, as compared to 3.16% for the corresponding prior year period.

The provision for loan losses was $530,000 for the three months ended March 31, 2014, as compared to $1.1 million in the same prior year period primarily due to a reduction in net charge-offs.

Other income increased to $4.0 million for the three months ended March 31, 2014 as compared to $3.4 million in the same prior year period. Excluding the $975,000 provision for repurchased loans, the gain on sale of loans decreased $669,000 due to a reduction in loans sold and a decrease in the gain on sale margin. Operating expenses increased $1.6 million primarily due to personnel additions in revenue producing areas and higher marketing costs related to a promotional campaign to attract retail checking accounts and incent bankcard usage.

The Company remains well-capitalized with a tangible common equity ratio of 9.47%.

Return on average stockholders’ equity was 8.72% for the three months ended March 31, 2014, as compared to 8.06% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three months ended March 31, 2014 and 2013. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014			2013
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$29,332	$6	0.08%	$85,951	$26	0.12%
Securities (1) and FHLB stock	562,350	2,493	1.77	565,197	2,362	1.67
Loans receivable, net (2)	1,557,281	17,246	4.43	1,524,156	17,664	4.64

Total interest-earning assets	2,148,963	19,745	3.68	2,175,304	20,052	3.69

Non-interest-earning assets	115,855			118,148

Total assets	$2,264,818			$2,293,452

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,322,358	363	0.11	$1,330,639	563	0.17
Time deposits	215,710	733	1.36	221,200	762	1.38

Total	1,538,068	1,096	0.29	1,551,839	1,325	0.34
Borrowed funds	283,256	584	0.82	319,645	1,538	1.92

Total interest-bearing liabilities	1,821,324	1,680	0.37	1,871,484	2,863	0.61

Non-interest-bearing deposits	210,867			185,066
Non-interest-bearing liabilities	16,690			16,845

Total liabilities	2,048,881			2,073,395
Stockholders’ equity	215,937			220,057

Total liabilities and stockholders’ equity	$2,264,818			$2,293,452

Net interest income		$18,065			$17,189

Net interest rate spread (3)			3.31%			3.08%

Net interest margin (4)			3.36%			3.16%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased by $32.0 million to $2.282 billion at March 31, 2014, from $2.250 billion at December 31, 2013. Securities, in the aggregate, decreased by $4.1 million, to $535.4 million at March 31, 2014, as compared to $539.4 million at December 31, 2013. Loans receivable, net, increased by $29.5 million, an annualized growth rate of 7.7%, to $1.571 billion at March 31, 2014 from $1.541 billion at December 31, 2013, primarily due to growth in commercial loans of $27.5 million and in residential construction loans, net of loans in process, which increased $5.8 million. The growth in commercial loans was primarily due to the successful recruitment of several experienced commercial lenders within the past year.

Deposits decreased by $26.6 million, to $1.720 billion at March 31, 2014, from $1.747 billion at December 31, 2013, despite strong growth in retail and business checking accounts. To fund loan growth and deposit outflows, FHLB advances increased $57.3 million, to $232.3 million at March 31, 2014, from $175.0 million at December 31, 2013.

Stockholders’ equity increased to $216.2 million at March 31, 2014, as compared to $214.4 million at December 31, 2013. Net income for the period was offset by the repurchase of 88,000 shares of common stock for $1.5 million (average cost per share of $17.29) and the cash dividends on common stock of $2.0 million. At March 31, 2014, there were 213,766 shares available for repurchase under the stock repurchase program adopted in the fourth quarter of 2012.

Comparison of Operating Results for the Three months Ended March 31, 2014 and March 31, 2013

General

Net income for the three months ended March 31, 2014 was $4.7 million, or $0.28 per diluted share, as compared to net income of $4.4 million, or $0.26 per diluted share for the corresponding prior year period. The prior year period was adversely impacted by a provision of $975,000 added to the reserve for repurchased loans and loss sharing obligations as compared to no provision in the current period. The three months ended March 31, 2014 benefited from higher net interest income and lower provision for loan losses offset by lower gain on sale of loans (excluding the provision for repurchased loans) and higher operating expenses. Diluted earnings per share for the three months ended March 31, 2014 also benefited from a reduction in shares outstanding.

Interest Income

Interest income for the three months ended March 31, 2014 was $19.7 million, as compared to $20.1 million for the three months ended March 31, 2013. The yield on interest-earning assets declined to 3.68% for the three months ended March 31, 2014, as compared to 3.69% same prior year period. Average interest-earning assets decreased by $26.3 million for the three months ended March 31, 2014, as compared to the same prior year period. Despite the one basis point decline, the asset yield benefited from a shift in the mix of interest-earning assets as average loans receivable, net increased $33.1 million while average interest-earning deposits and short-term investments decreased $56.6 million, as compared to the same prior year period.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $1.7 million as compared to $2.9 million for the three months ended March 31, 2013. The cost of interest-bearing liabilities decreased to 0.37% for the three months ended March 31, 2014, as compared to 0.61% in the same prior year period. The decrease was partly due to the prepayment of $159.0 million of FHLB advances with a weighted average cost of 2.31% in the fourth quarter of 2013. Average interest-bearing liabilities decreased by $50.2 million for the three months ended March 31, 2014, as compared to the same prior year period due to a decline in average borrowed funds of $36.4 million. Additionally, interest-bearing funding was partly replaced by an increase of $25.8 million in average non-interest bearing deposits for the three months ended March 31, 2014, as compared to the same prior year period.

Net Interest Income

Net interest income for the three months ended March 31, 2014 increased to $18.1 million, as compared to $17.2 million in the same prior year period, reflecting a higher net interest margin partly offset by lower interest-earning assets. The net interest margin increased to 3.36% for the three months ended March 31, 2014, from 3.16% in the same prior year period primarily due to a reduction in the cost of average interest-bearing liabilities.

Provision for Loan Losses

For the three months ended March 31, 2014, the provision for loan losses was $530,000, as compared to $1.1 million for the corresponding prior year period. The decrease for the three months ended March 31, 2014 was primarily due to a reduction of $590,000 in net charge-offs, as compared to the same prior year period. Non-performing loans decreased $39,000 at March 31, 2014, as compared to December 31, 2013, and by $2.1 million, as compared to March 31, 2013.

Other Income

For the three months ended March 31, 2014, other income increased to $4.0 million as compared to $3.4 million in the same prior year period. For the three months ended March 31, 2014, wealth management revenue increased $113,000, as compared to the same prior year period, partly due to an increase in assets under administration to $216.5 million at March 31, 2014 from $176.8 million at March 31, 2013. Fees and service charges increased $144,000, as compared to the same prior year period due to higher retail and commercial checking account fees. For the three months ended March 31, 2014, the net gain on the sale of loans amounted to $132,000, as compared to a loss of $174,000 in the same prior year period. The net loss on the sale of loans for the three months ended March 31, 2013 was adversely impacted by a provision of $975,000 added to the reserve for repurchased loans and loss sharing obligations, as compared to no provision in the current quarter. The prior year provision was related to loans sold to the FHLB as part of its Mortgage Partnership Finance program. Excluding the provision for repurchased loans, the gain on sale of loans was adversely impacted by a decrease in the gain-on-sale margin and a reduction in loans sold to $10.3 million for the quarter ended March 31, 2014, as compared to $36.8 million for the corresponding prior year quarter, as increasing longer-term interest rates reduced one-to-four family refinance activity.

Operating Expenses

Operating expenses amounted to $14.3 million for the three months ended March 31, 2014, as compared to $12.7 million in the same prior year period. Compensation and employee benefits expense increased $1.1 million for the three months ended March 31, 2014, as compared to the same prior year period primarily due to personnel additions in revenue producing areas. Marketing expenses increased $282,000, as compared to the same prior year period, primarily due to a promotional campaign to attract retail checking accounts and incent bankcard usage. The promotion resulted in the acquisition of 1,200 new checking relationships in the first quarter. Occupancy expenses for the three months ended March 31, 2014 include $180,000 in snow removal costs, a $130,000 increase over the same prior year period.

Provision for Income Taxes

The provision for income taxes was $2.6 million for the quarter ended March 31, 2014, as compared to $2.4 million for the same prior year period. The effective tax rate was 35.3% for the quarter ended March 31, 2014, as compared to 35.1% in the same prior year period.

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

At March 31, 2014 the Company had $92.3 million in outstanding overnight borrowings from the FHLB compared to $35.0 million in outstanding at December 31, 2013. The Company periodically utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $232.3 million and $175.0 million, respectively, at March 31, 2014 and December 31, 2013.

The Company’s cash needs for the three months ended March 31, 2014 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and increased total borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to fund deposit outflows. The Company’s cash needs for the three months ended March 31, 2013 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities available for sale, deposit growth and short-term borrowings. The cash was principally utilized for loan originations and the purchase of investment and mortgage-backed securities.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At March 31, 2014, outstanding undrawn lines of credit totaled $287.3 million; outstanding commitments to originate loans totaled $83.4 million; and outstanding commitments to sell loans totaled $20.5 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $127.3 million at March 31, 2014. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three months ended March 31, 2014, the Company repurchased 88,000 shares of common stock at a total cost of $1.5 million, compared with repurchases of 254,340 shares at a cost of $3.6 million for the three months ended March 31, 2013. At March 31, 2014, there were 213,766 shares remaining to be repurchased under the existing stock repurchase program.

Cash dividends on common stock declared and paid during the first three months of 2014 were $2.0 million, as compared to $2.1 million in the same prior year period. On April 23, 2014, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on May 16, 2014 to stockholders of record at the close of business on May 5, 2014.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. In December 2013, as part of its capital plan, the Company submitted notice to the Federal Reserve Bank of Philadelphia requesting a total payment of $16.0 million in dividends from the Bank to the Holding Company over the next four quarters (including the fourth quarter of 2013). The Federal Reserve did not object to the payments, although it reserved the right to revoke the approval at any time if a safety and soundness concern arises throughout the period. For the three months ended March 31, 2014, the Company received a dividend payment of $4.0 million from the Bank and $8.0 million remained to be paid over the next two quarters. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At March 31, 2014, OceanFirst Financial Corp. held $16.9 million in cash and $9.1 million in investment securities available-for-sale.

As of March 31, 2014, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio
Tangible	$219,094	9.59%	$34,270	1.50%
Tier 1 leverage	219,094	9.59	91,386	4.00
Tier 1 risk-based	219,094	14.58	60,111	4.00
Total risk-based	237,906	15.83	120,221	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

In July 2013 the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At March 31, 2014, the Company maintained tangible common equity of $216.2 million, for a tangible common equity to assets ratio of 9.47%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $20.5 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2014 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$326,026	$238,526	$15,000	$50,000	$22,500
Commitments to Fund Undrawn Lines of Credit	287,296	287,296	—	—	—
Commitments to Originate Loans	83,413	83,413	—	—	—

Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans and Other Real Estate Owned (“OREO”). It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31,	December 31,
	2014	2013
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$27,486	$28,213
Commercial real estate	12,010	12,304
Consumer	3,731	4,328
Commercial and industrial	2,094	515

Total non-performing loans	45,321	45,360
OREO	4,457	4,345

Total non-performing assets	$49,778	$49,705

Delinquent loans 30-89 days	$9,137	$9,147

Allowance for loan losses as a percent of total loans receivable	1.31%	1.33%
Allowance for loan losses as a percent of total non-performing loans	46.19	46.14
Non-performing loans as a percent of total loans receivable	2.83	2.88
Non-performing assets as a percent of total assets	2.18	2.21

Included in the non-performing loan total at March 31, 2014 was $10.2 million of troubled debt restructured loans, as compared to $9.7 million of troubled debt restructured loans at December 31, 2013. Non-performing loans are concentrated in one-to-four family loans, which comprise 60.6% of the total at March 31, 2014. At March 31, 2014, the average weighted loan-to-value ratio of non-performing one-to-four family loans, after any related charge-offs, was 76% using recently updated appraisal values. Appraisals are updated for all non-performing residential loans secured by real estate and subsequently updated annually if the loan remains delinquent. The Company’s non-performing loans remain at elevated levels partly due to the protracted foreclosure process in the State of New Jersey. This process delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral.

The largest non-performing loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility for $6.2 million, criticized due to delinquent payments, continual losses and covenant violations. The most recent appraisal values the real estate collateral, which is currently marketed for sale, at $7.4 million, net of past due real estate taxes.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	March 31,	December 31,
	2014	2013
Loans and other assets excluding investment securities:
Special Mention	$9,358	$5,843
Substandard	67,374	66,246
Doubtful	837	859

The largest Special Mention loan at March 31, 2014 is a $4.6 million commercial real estate loan to a single borrower operating several fitness/health club facilities. The borrower is currently in the process of filing for Chapter XI bankruptcy relating to another bank’s legal proceedings on an unrelated property. The borrower is current as to payments and the loan is well collateralized. The largest Substandard loan relationship consists of several credits to a single borrower operating a marina, with an aggregate balance of $6.5 million. The loans are criticized due to weak, but improving, operating results. The loans are collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. The most recent appraisals value the real estate collateral at $8.9 million. In November 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate in exchange for additional collateral. The borrower is current as to payments under the restructured terms and the loans were therefore returned to accrual status as of September 2013, although the Substandard classification was retained due to continued uncertainty about the borrower’s ability to service the debt. The one Doubtful asset is a portion of a commercial real estate loan to a self-storage facility, with an aggregate balance of $2.1 million. In September 2011, the Company entered into a troubled debt restructuring with the borrower which reduced the interest rate and extended the payment term. All scheduled payments under the restructured terms have been made since that date but the loan has remained on non-accrual due to uncertainty about the borrower’s documented ability to service the debt.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and loss sharing obligations, and the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2013 Form 10-K and Item 1A, Risk Factors, of this 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2014, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2014, the Company’s one-year gap was negative 11.5% as compared to negative 10.8% at December 31, 2013. The change from December 31, 2013 was due to a reduction in the projected cash flows from loans and mortgage-backed securities.

At March 31, 2014	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$6,079	$—	$—	$—	$—	$6,079
Investment securities	63,451	40,101	75,510	7,762	13,639	200,463
Mortgage-backed securities	46,743	35,639	87,279	77,037	99,327	346,025
FHLB stock	—	—	—	—	17,011	17,011
Loans receivable (2)	240,912	338,056	386,468	286,630	337,372	1,589,438

Total interest-earning assets	357,185	413,796	549,257	371,429	467,349	2,159,016

Interest-bearing liabilities:
Money market deposit accounts	17,312	10,214	22,553	17,111	56,511	123,701
Savings accounts	66,386	25,147	50,129	37,942	118,135	297,739
Interest-bearing checking accounts	453,162	58,474	110,137	89,816	153,434	865,023
Time deposits	45,112	82,182	49,301	34,473	4,476	215,544
FHLB advances	142,300	30,000	10,000	50,000	—	232,300
Securities sold under agreements to repurchase and other borrowings	88,726	—	5,000	—	—	93,726

Total interest-bearing liabilities	812,998	206,017	247,120	229,342	332,556	1,828,033

Interest sensitivity gap (3)	$(455,813)	$207,779	$302,137	$142,087	$134,793	$330,983

Cumulative interest sensitivity gap	$(455,813)	$(248,034)	$54,103	$196,190	$330,983	$330,983

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(21.11)%	(11.49)%	2.51%	9.09%	15.33%	15.33%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2014 and December 31, 2013. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2013 Form 10-K.

	March 31, 2014					December 31, 2013
	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$241,359	(16.6)%	11.3%	$60,038	(13.8)%	$249,034	(15.4)%	11.8%	$58,521	(14.6)%
200	260,460	(10.0)	11.9	63,862	(8.3)	267,316	(9.2)	12.4	62,558	(8.7)
100	276,522	(4.5)	12.3	66,828	(4.0)	282,633	(4.0)	12.8	65,691	(4.2)
Static	289,419	—	12.6	69,622	—	294,381	—	13.0	68,554	—
(100)	294,699	1.8	12.5	67,706	(2.8)	299,481	1.7	12.9	66,487	(3.0)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$36,746	$33,958
Securities available-for-sale, at estimated fair value	39,261	43,836
Securities held-to-maturity, net (estimated fair value of $498,383 at March 31, 2014 and $495,082 at December 31, 2013)	496,111	495,599
Federal Home Loan Bank of New York stock, at cost	17,011	14,518
Loans receivable, net	1,570,969	1,541,460
Mortgage loans held for sale	1,153	785
Interest and dividends receivable	5,361	5,380
Other real estate owned	4,457	4,345
Premises and equipment, net	23,963	23,684
Servicing asset	3,965	4,178
Bank Owned Life Insurance	54,909	54,571
Deferred tax asset	15,191	15,239
Other assets	12,614	12,158

Total assets	$2,281,711	$2,249,711

Liabilities and Stockholders’ Equity
Deposits	$1,720,131	$1,746,763
Securities sold under agreements to repurchase with retail customers	66,226	68,304
Federal Home Loan Bank advances	232,300	175,000
Other borrowings	27,500	27,500
Due to brokers	1,522	—
Advances by borrowers for taxes and insurance	6,892	6,471
Other liabilities	10,950	11,323

Total liabilities	2,065,521	2,035,361

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,358,459 and 17,387,049 shares outstanding at March 31, 2014 and December 31, 2013, respectively	336	336
Additional paid-in capital	264,289	263,319
Retained earnings	208,732	206,201
Accumulated other comprehensive loss	(6,575)	(6,619)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,544)	(3,616)
Treasury stock, 16,208,313 and 16,179,723 shares at March 31, 2014 and December 31, 2013, respectively	(247,048)	(245,271)
Common stock acquired by Deferred Compensation Plan	(324)	(665)
Deferred Compensation Plan Liability	324	665

Total stockholders’ equity	216,190	214,350

Total liabilities and stockholders’ equity	$2,281,711	$2,249,711

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended March 31,
	2014	2013
	(Unaudited)
Interest income:
Loans	$17,246	$17,664
Mortgage-backed securities	1,763	1,648
Investment securities and other	736	740

Total interest income	19,745	20,052

Interest expense:
Deposits	1,096	1,325
Borrowed funds	584	1,538

Total interest expense	1,680	2,863

Net interest income	18,065	17,189
Provision for loan losses	530	1,100

Net interest income after provision for loan losses	17,535	16,089

Other income:
Bankcard services revenue	791	810
Wealth management revenue	540	427
Fees and service charges	2,000	1,856
Loan servicing income	228	156
Net gain (loss) on sales of loans available-for-sale	132	(174)
Net (loss) gain from other real estate operations	(32)	2
Income from Bank Owned Life Insurance	338	315
Other	1	17

Total other income	3,998	3,409

Operating expenses:
Compensation and employee benefits	7,685	6,578
Occupancy	1,464	1,363
Equipment	756	638
Marketing	532	250
Federal deposit insurance	546	524
Data processing	1,070	973
Check card processing	446	411
Professional fees	375	611
Other operating expense	1,389	1,317

Total operating expenses	14,263	12,665

Income before provision for income taxes	7,270	6,833
Provision for income taxes	2,563	2,397

Net income	$4,707	$4,436

Basic earnings per share	$0.28	$0.26

Diluted earnings per share	$0.28	$0.26

Average basic shares outstanding	16,884	17,285

Average diluted shares outstanding	17,050	17,324

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended March 31,
	2014	2013
	(Unaudited)
Net income	$4,707	$4,436
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $77 in 2014 and tax expense of $539 in 2013)	(111)	780
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $107)	155	—

Total comprehensive income	$4,751	$5,216

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2012	$—	$336	$262,704	$198,109	$49	$(3,904)	$(237,502)	$(647)	$647	$219,792
Net income	—	—	—	4,436	—	—	—	—	—	4,436
Other comprehensive income, net of tax	—	—	—	—	780	—	—	—	—	780
Stock awards	—	—	157	—	—	—	—	—	—	157
Treasury stock allocated to restricted stock plan	—	—	(274)	11	—	—	263	—	—	—
Purchased 254,340 shares of common stock	—	—	—	—	—	—	(3,642)	—	—	(3,642)
Allocation of ESOP stock	—	—	48	—	—	72	—	—	—	120
Cash dividend $0.12 per share	—	—	—	(2,089)	—	—	—	—	—	(2,089)
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(4)	4	—

Balance at March 31, 2013	$—	$336	$262,635	$200,467	$829	$(3,832)	$(240,881)	$(651)	$651	$219,554

Balance at December 31, 2013	$—	$336	$263,319	$206,201	$(6,619)	$(3,616)	$(245,271)	$(665)	$665	$214,350
Net income	—	—	—	4,707	—	—	—	—	—	4,707
Other comprehensive income, net of tax	—	—	—	—	44	—	—	—	—	44
Tax benefit of stock plans	—	—	50	—	—	—	—	—	—	50
Stock awards	—	—	180	—	—	—	—	—	—	180
Treasury stock allocated to restricted stock plan	—	—	661	(97)	—	—	(564)	—	—	—
Purchased 88,000 shares of common tock	—	—	—	—	—	—	(1,522)	—	—	(1,522)
Allocation of ESOP stock	—	—	79	—	—	72	—	—	—	151
Cash dividend $0.12 per share	—	—	—	(2,035)	—	—	—	—	—	(2,035)
Exercise of stock options	—	—	—	(44)	—	—	309	—	—	265
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	341	(341)	—

Balance at March 31, 2014	$—	$336	$264,289	$208,732	$(6,575)	$(3,544)	$(247,048)	$(324)	$324	$216,190

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$4,707	$4,436

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	695	680
Allocation of ESOP stock	151	120
Stock awards	180	157
Amortization of servicing asset	302	386
Net premium amortization in excess of discount accretion on securities	737	966
Net amortization of deferred costs and discounts on loans	7	162
Provision for loan losses	530	1,100
Provision for repurchased loans and loss sharing obligations	—	975
Net gain on sale of other real estate owned	(31)	(21)
Net gain on sales of loans	(132)	(801)
Proceeds from sales of mortgage loans held for sale	10,312	36,284
Mortgage loans originated for sale	(10,637)	(33,191)
Increase in value of Bank Owned Life Insurance	(338)	(315)
Decrease (increase) in interest and dividends receivable	19	(119)
Increase in other assets	(438)	(242)
(Decrease) increase in other liabilities	(373)	2,042

Total adjustments	984	8,183

Net cash provided by operating activities	5,691	12,619

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(30,652)	20,002
Purchase of investment securities available-for-sale	(651)	(7,016)
Purchase of mortgage-backed securities available-for-sale	—	(81,467)
Purchases of mortgage-backed securities held-to-maturity	(10,134)	—
Purchase of investment securities held-to-maturity	(5,003)	—
Proceeds from maturities of investment securities available-for-sale	5,000	7,657
Proceeds from maturities of investment securities held-to-maturity	899	—
Principal repayments on mortgage-backed securities available-for-sale	—	30,949
Principal repayments on mortgage-backed securities held-to-maturity	13,289	—
Increase in Federal Home Loan Bank of New York stock	(2,493)	(59)
Proceeds from sales of other real estate owned	525	992
Purchases of premises and equipment	(974)	(833)

Net cash used in investing activities	(30,194)	(29,775)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2014	2013
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(26,632)	$20,623
Increase in short-term borrowings	15,222	10,520
Proceeds from Federal Home Loan Bank advances	60,000	—
Repayments of Federal Home Loan Bank advances	(20,000)	—
Increase in advances by borrowers for taxes and insurance	421	561
Exercise of stock options	265	—
Purchase of treasury stock	—	(3,642)
Dividends paid	(2,035)	(2,089)
Tax benefit of stock plans	50	—

Net cash provided by financing activities	27,291	25,973

Net increase in cash and due from banks	2,788	8,817

Cash and due from banks at beginning of period	33,958	62,544

Cash and due from banks at end of period	$36,746	$71,361

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,599	$2,858
Income taxes	1,240	275
Non-cash activities:
Loans charged-off, net	526	1,116
Transfer of loans receivable to other real estate owned	606	574

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”), and its wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Services, LLC, 975 Holdings, LLC and Columbia Home Loans, LLC (“Columbia”). The operations of Columbia were shuttered in 2007 and the company is now in dissolution.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for all of 2014. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013.

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended
	March 31,
	2014	2013
Weighted average shares issued net of Treasury shares	17,397	17,832
Less: Unallocated ESOP shares	(425)	(459)
Unallocated incentive award shares and shares held by deferred compensation plan	(88)	(88)

Average basic shares outstanding	16,884	17,285
Add: Effect of dilutive securities:
Stock options	136	—
Shares held by deferred compensation plan	30	39

Average diluted shares outstanding	17,050	17,324

For the three months ended March 31, 2014 and 2013, antidilutive stock options of 597,000 and 1,109,000, respectively, were excluded from earnings per share calculations.

Note 3. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$30,090	$91	$—	$30,181
Equity investments	7,408	1,672	—	9,080

Total investment securities available-for-sale	$37,498	$1,763	$—	$39,261

Held-to-maturity:
Investment securities:
U.S. agency obligations	$87,155	$141	$(158)	$87,138
State and municipal obligations	20,810	34	(23)	20,821
Corporate debt securities	55,000	—	(10,037)	44,963

Total investment securities	162,965	175	(10,218)	152,922

Mortgage-backed securities:
FHLMC	148,882	488	(2,990)	146,380
FNMA	196,450	4,417	(2,597)	198,270
GNMA	693	118	—	811

Total mortgage-backed securities	346,025	5,023	(5,587)	345,461

Total held-to-maturity	$508,990	$5,198	$(15,805)	$498,383

Total securities	$546,488	$6,961	$(15,805)	$537,644

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$35,128	$161	$—	$35,289
Equity investments	6,757	1,790	—	8,547

Total investment securities available-for-sale	$41,885	$1,951	$—	$43,836

Held-to-maturity:
Investment securities:
U.S. agency obligations	$82,406	$153	$(144)	$82,415
State and municipal obligations	21,784	36	(35)	21,785
Corporate debt securities	55,000	—	(10,750)	44,250

Total investment securities	159,190	189	(10,929)	148,450

Mortgage-backed securities:
FHLMC	148,759	447	(4,552)	144,654
FNMA	200,070	4,659	(3,607)	201,122
GNMA	721	135	—	856

Total mortgage-backed securities	349,550	5,241	(8,159)	346,632

Total held-to-maturity	$508,740	$5,430	$(19,088)	$495,082

Total securities	$550,625	$7,381	$(19,088)	$538,918

During the third quarter 2013 the Bank transferred $536.0 million of previously-designated available-for-sale securities to a held-to-maturity designation at fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at March 31, 2014 is as follows (in thousands):

Amortized cost	$508,990
Net loss on date of transfer from available-for-sale	(13,347)
Amortization of net loss	468

Carrying value	$496,111

There were no realized gains or losses on the sale of securities for the three months ended March 31, 2014 and 2013.

The amortized cost and estimated fair value of investment securities, excluding equity investments, at March 31, 2014 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2014, corporate debt securities with an amortized cost and estimated market value of $55.0 million and $45.0 million, respectively, were callable prior to the maturity date.

March 31, 2014	Amortized Cost	Estimated Fair Value
Less than one year	$48,552	$48,682
Due after one year through five years	83,272	83,289
Due after five years through ten years	6,231	6,169
Due after ten years	55,000	44,963

	$193,055	$183,103

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss for securities held-to-maturity at March 31, 2014 and December 31, 2013, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At March 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held-to-maturity:
Investment securities:
U.S. agency obligations	$40,654	$(158)	$—	$—	$40,654	$(158)
State and municipal obligations	5,970	(22)	460	(1)	6,430	(23)
Corporate debt securities	—	—	44,963	(10,037)	44,963	(10,037)

Total investment securities	46,624	(180)	45,423	(10,038)	92,047	(10,218)

Mortgage-backed securities:
FHLMC	101,331	(2,100)	21,295	(890)	122,626	(2,990)
FNMA	60,044	(1,875)	16,277	(722)	76,321	(2,597)

Total mortgage-backed securities	161,375	(3,975)	37,572	(1,612)	198,947	(5,587)

Total held-to-maturity	$207,999	$(4,155)	$82,995	$(11,650)	$290,994	$(15,805)

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held-to-maturity:
Investment securities:
State and municipal obligations	$35,747	$(144)	$—	$—	$35,747	$(144)
Corporate debt securities	3,526	(31)	1,153	(4)	4,679	(35)
Equity investments	—	—	44,250	(10,750)	44,250	(10,750)

Total investment securities	39,273	(175)	45,403	(10,754)	84,676	(10,929)

Mortgage-backed securities:
FHLMC	122,365	(4,552)	—	—	122,365	(4,552)
FNMA	84,467	(3,607)	—	—	84,467	(3,607)

Total mortgage-backed securities	206,832	(8,159)	—	—	206,832	(8,159)

Total held-to-maturity	$246,105	$(8,334)	$45,403	$(10,754)	$291,508	$(19,088)

At March 31, 2014, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$12,000	Ba1/BB+
Chase Capital	10,000	8,350	Baa2/BBB
Wells Fargo Capital	5,000	4,150	A3/A-
Huntington Capital	5,000	4,100	Baa3/BB+
Keycorp Capital	5,000	4,050	Baa3/BBB-
PNC Capital	5,000	4,100	Baa2/BBB
State Street Capital	5,000	4,107	A3/BBB+
SunTrust Capital	5,000	4,106	Baa3/BB+

	$55,000	$44,963

At March 31, 2014, the fair value of each corporate debt security was below cost. However, the estimated fair value of the corporate debt securities increased as compared to December 31, 2013. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at March 31, 2014. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated market value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at March 31, 2014.

Note 4. Loans Receivable, Net

Loans receivable, net at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Real estate:
One-to-four family	$747,494	$750,585
Commercial real estate, multi family and land	550,808	528,945
Residential construction	37,852	30,821
Consumer	199,926	200,683
Commercial and industrial	66,196	60,545

Total loans	1,602,276	1,571,579
Loans in process	(13,991)	(12,715)
Deferred origination costs, net	3,618	3,526
Allowance for loan losses	(20,934)	(20,930)

Loans receivable, net	$1,570,969	$1,541,460

At March 31, 2014 and December 31, 2013, loans in the amount of $45,321,000 and $45,360,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At March 31, 2014, the impaired loan portfolio totaled $41,662,000 for which there was a specific allocation in the allowance for loan losses of $3,938,000. At December 31, 2013, the impaired loan portfolio totaled $39,903,000 for which there was a specific allocation in the allowance for loan losses of $3,647,000. The average balance of impaired loans for the three months ended March 31, 2014 and 2013 was $40,441,000 and $38,187,000 for the same prior year period.

An analysis of the allowance for loan losses for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three months ended
	March 31,
	2014	2013
Balance at beginning of period	$20,930	$20,510
Provision charged to operations	530	1,100
Charge-offs	(740)	(1,361)
Recoveries	214	245

Balance at end of period	$20,934	$20,494

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2014 and 2013 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930
Provision (benefit) charged to operations	(182)	1,034	115	(298)	(139)	530
Charge-offs	(590)	—	(109)	(41)	—	(740)
Recoveries	203	8	3	—	—	214

Balance at end of period	$4,290	$11,413	$1,369	$1,044	$2,818	$20,934

For the three months ended March 31, 2013
Allowance for loan losses:
Balance at beginning of period	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510
Provision (benefit) charged to operations	830	324	(94)	(21)	61	1,100
Charge-offs	(950)	—	(176)	(235)	—	(1,361)
Recoveries	64	25	154	2	—	245

Balance at end of period	$5,185	$9,286	$2,148	$1,094	$2,781	$20,494

March 31, 2014
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$139	$3,380	$419	$—	$—	$3,938
Collectively evaluated for impairment	4,151	8,033	950	1,044	2,818	16,996

Total ending allowance balance	$4,290	$11,413	$1,369	$1,044	$2,818	$20,934

Loans:
Loans individually evaluated for impairment	$18,946	$19,575	$2,865	$276	$—	$41,662
Loans collectively evaluated for impairment	766,400	531,233	197,061	65,920	—	1,560,614

Total ending loan balance	$785,346	$550,808	$199,926	$66,196	$—	$1,602,276

December 31, 2013
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2	$3,612	$33	$—	$—	$3,647
Collectively evaluated for impairment	4,857	6,759	1,327	1,383	2,957	17,283

Total ending allowance balance	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930

Loans:
Loans individually evaluated for impairment	$18,192	$17,643	$2,961	$1,107	$—	$39,903
Loans collectively evaluated for impairment	763,214	511,302	197,722	59,438	—	1,531,676

Total ending loan balance	$781,406	$528,945	$200,683	$60,545	$—	$1,571,579

A summary of impaired loans at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31,	December 31,
	2014	2013
Impaired loans with no allocated allowance for loan losses	$24,516	$24,457
Impaired loans with allocated allowance for loan losses	17,146	15,446

	$41,662	$39,903

Amount of the allowance for loan losses allocated	$3,938	$3,647

At March 31, 2014, impaired loans include troubled debt restructuring loans of $31,652,000 of which $21,435,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2013, impaired loans include troubled debt restructuring loans of $31,119,000 of which $21,456,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of March 31, 2014
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,051	$9,280	$—
Originated by mortgage company	7,948	7,543	—
Originated by mortgage company – non-prime	1,260	861	—
Commercial real estate:
Commercial	4,371	4,364	—
Construction and land	—	—	—
Consumer	2,709	2,192	—
Commercial and industrial	276	276	—

	$26,615	$24,516	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$868	$868	$112
Originated by mortgage company	394	394	27
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	15,007	14,907	3,157
Construction and land	304	304	223
Consumer	673	673	419
Commercial and industrial	—	—	—

	$17,246	$17,146	$3,938

As of December 31, 2013
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,537	$9,885	$—
Originated by mortgage company	7,762	7,387	—
Originated by mortgage company – non-prime	1,260	858	—
Commercial real estate:
Commercial	2,303	2,292	—
Construction and land	—	—	—
Consumer	3,435	2,928	—
Commercial and industrial	1,107	1,107	—

	$26,404	$24,457	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate:
Originated by Bank	$62	$62	$2
Originated by mortgage company	—	—	—
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	15,128	15,042	3,389
Construction and land	309	309	223
Consumer	33	33	33
Commercial and industrial	—	—	—

	$15,532	$15,446	$3,647

	Three months ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,233	$83	$11,622	$93
Originated by mortgage company	7,417	61	7,338	72
Originated by mortgage company – non-prime	859	2	2,224	3
Commercial real estate:
Commercial	3,270	19	2,674	31
Construction and land	—	—	—	—
Consumer	2,181	22	1,794	15
Commercial and industrial	278	2	290	2

	$23,238	$189	$25,942	$216

With an allowance recorded:
Residential real estate:
Originated by Bank	$872	$9	$828	$11
Originated by mortgage company	395	7	402	7
Originated by mortgage company – non-prime	—	—	—	—
Commercial real estate:
Commercial	14,961	44	9,675	74
Construction and land	304	—	472	—
Consumer	671	10	868	14
Commercial and industrial	—	—	—	—

	$17,203	$70	$12,245	$106

The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Residential real estate:
Originated by Bank	$14,442	$16,145
Originated by mortgage company	11,632	10,589
Originated by mortgage company – non-prime	1,412	1,479
Commercial real estate:
Commercial	11,706	11,995
Construction and land	304	309
Consumer	3,731	4,328
Commercial and industrial	2,094	515

	$45,321	$45,360

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

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2014
Residential real estate:
Originated by Bank	$5,158	$2,204	$13,323	$20,685	$634,482	$655,167
Originated by mortgage company	57	—	10,858	10,915	78,889	89,804
Originated by mortgage company – non-prime	—	—	1,505	1,505	1,018	2,523
Residential construction	—	—	—	—	37,852	37,852
Commercial real estate:
Commercial	1,644	406	10,489	12,539	505,985	518,524
Construction and land	—	—	304	304	31,980	32,284
Consumer	1,433	39	3,650	5,122	194,804	199,926
Commercial and industrial	10	—	2,027	2,037	64,159	66,196

	$8,302	$2,649	$42,156	$53,107	$1,549,169	$1,602,276

December 31, 2013
Residential real estate:
Originated by Bank	$6,102	$2,526	$13,800	$22,428	$632,653	$655,081
Originated by mortgage Company	202	108	10,031	10,341	82,544	92,885
Originated by mortgage company – non-prime	—	—	1,465	1,465	1,153	2,618
Residential construction	195	—	—	195	30,626	30,821
Commercial real estate:
Commercial	985	849	9,217	11,051	491,817	502,868
Construction and land	—	—	309	309	25,769	26,078
Consumer	864	298	4,219	5,381	195,302	200,683
Commercial and industrial	—	—	515	515	60,030	60,545

	$8,348	$3,781	$39,556	$51,685	$1,519,894	$1,571,579

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. Loans not rated are included in groups of homogeneous loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2014
Commercial real estate:
Commercial	$480,787	$4,974	$31,927	$836	$518,524
Construction and land	31,178	—	1,106	—	32,284
Commercial and industrial	64,898	683	615	—	66,196

	$576,863	$5,657	$33,648	$836	$617,004

December 31, 2013
Commercial real estate:
Commercial	$471,435	$—	$30,576	$857	$502,868
Construction and land	25,018	—	1,059	—	26,077
Commercial and industrial	59,089	1,070	386	—	60,545

	$555,542	$1,070	$32,021	$857	$589,490

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2014 and December 31, 2013 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
March 31, 2014
Performing	$640,725	$78,172	$1,111	$37,852	$196,195
Non-performing	14,442	11,632	1,412	—	3,731

	$655,167	$89,804	$2,523	$37,852	$199,926

December 31, 2013
Performing	$638,936	$82,296	$1,139	$30,821	$196,355
Non-performing	16,145	10,589	1,479	—	4,328

	$655,081	$92,885	$2,618	$30,821	$200,683

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at March 31, 2014 and December 31, 2013 were $10,217,000 and $9,663,000, respectively, of troubled debt restructurings. At March 31, 2014 and December 31, 2013, the Company has allocated $2,199,000 and $1,816,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at March 31, 2014 and December 31, 2013, which totaled $21,435,000 and $21,456,000, respectively. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2014 and 2013 and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2014
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	2	$331	$259
Originated by mortgage company	1	188	186
Consumer	2	77	77

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Consumer	3	229

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$83	$75
Consumer	1	2	2

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

Note 5. Reserve for Repurchased Loans and Loss Sharing Obligations

An analysis of the reserve for repurchased loans and loss sharing obligations for the three months ended March 31, 2014 and 2013 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$1,468	$1,203
Provision charged to operations	—	975
Loss on loans repurchased, settlements or payments under loss sharing arrangements	—	(695)
Recoveries	—	205

Balance at end of period	$1,468	$1,688

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

The reserve for repurchased loans and loss sharing obligations was $1.7 million at March 31, 2013, a $485,000 increase from December 31, 2012 due to a provision of $100,000 for repurchase requests, an additional provision of $875,000 relating to loans sold to the FHLB, incurred losses of $245,000 relating to the FHLB loan sales, a comprehensive settlement of $450,000 with one investor relating to existing and anticipated loan repurchase requests, and recoveries of $205,000 of previously charged-off amounts.

At March 31, 2014, there were five outstanding loan repurchase requests which the Company is disputing on loans with a total principal balance of $1.2 million, unchanged from December 31, 2013.

Note 6. Deposits

The major types of deposits at March 31, 2014 and December 31, 2013 were as follows (in thousands):

Type of Account	March 31, 2014	December 31, 2013
Non-interest-bearing	$218,124	$207,608
Interest-bearing checking	865,023	913,753
Money market deposit	123,701	116,947
Savings	297,739	290,512
Time deposits	215,544	217,943

Total deposits	$1,720,131	$1,746,763

Included in time deposits at March 31, 2014 and December 31, 2013, is $63,834,000 and $64,380,000, respectively, in deposits of $100,000 and over.

Note 7. Recent Accounting Pronouncements

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2014. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2014
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$30,181	$—	$30,181	$—
Equity investments	9,080	9,080	—	—
Items measured on a non-recurring basis:
Other real estate owned	4,457	—	—	4,457
Loans measured for impairment based on the fair value of the underlying collateral	17,146	—	—	17,146

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2013
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$35,289	$—	$35,289	$—
Equity investments	8,547	8,547	—	—
Items measured on a non-recurring basis:
Other real estate owned	4,345	—	—	4,345
Loans measured for impairment based on the fair value of the underlying collateral	15,446	—	—	15,446

Assets and Liabilities Disclosed at Fair Value

A description of the valuation methodologies used for assets and liabilities disclosed at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.

Cash and Due from Banks

For cash and due from banks, the carrying amount approximates fair value.

Securities Held-to-Maturity

Securities classified as held-to-maturity are carried at amortized cost, as the Company has the positive intent and ability to hold these securities to maturity. The Company determines the fair value of the securities utilizing Level 1, Level 2 and infrequently Level 3 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

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

The Company utilizes third party pricing services to obtain market values for its corporate bonds. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their market value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations known as bond anticipation notes (“BANs”) where management utilized Level 3 inputs. In the case of the Level 2 securities, the significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer. Management based its fair value estimate of the BANs on the local nature of the issuing entities, the short-term life of the security and current market conditions.

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2014 and December 31, 2013 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2014
Financial Assets:
Cash and due from banks	$36,746	$36,746	$—	$—
Securities held-to-maturity	496,111	—	496,997	1,386
Federal Home Loan Bank of New York stock	17,011	—	—	17,011
Loans receivable and mortgage loans held for sale	1,572,122	—	—	1,590,045
Financial Liabilities:
Deposits other than time deposits	1,504,587	—	1,504,587	—
Time deposits	215,544	—	217,689	—
Securities sold under agreements to repurchase with retail customers	66,226	66,226	—	—
Federal Home Loan Bank advances and other borrowings	259,800	—	258,691	—

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2013
Financial Assets:
Cash and due from banks	$33,958	$33,958	$—	$—
Securities held-to-maturity	495,599	—	493,432	1,650
Federal Home Loan Bank of New York stock	14,518	—	—	14,518
Loans receivable and mortgage loans held for sale	1,542,245	—	—	1,561,208
Financial Liabilities:
Deposits other than time deposits	1,528,820	—	1,528,820	—
Time deposits	217,943	—	220,409	—
Securities sold under agreements to repurchase with retail customers	68,304	68,304	—	—
Federal Home Loan Bank advances and other borrowings	202,500	—	201,393	—

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

Item 1A. Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2013 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 27, 2012, the Company announced its intention to repurchase up to 901,002 shares or 5% of its outstanding common stock. Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	$—	—	0
February 1, 2014 through February 28, 2014	—	—	—	0
March 1, 2014 through March 31, 2014	88,000	17.29	88,000	213,766

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

10.30	Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated April 23, 2014. (1)

10.31	Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Bank dated April 23, 2014. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from Exhibit to Form 8-K filed on April 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 9, 2014	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: May 9, 2014	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	37

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.