Form 10-Q
period 2014-06-30
OCEANFIRST FINANCIAL CORP
filed 2014-08-08
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014 there were 17,143,993 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	June 30, 2014	March 31, 2014	June 30, 2013
SELECTED FINANCIAL CONDITION DATA:
Total assets	$2,329,141	$2,281,711	$2,305,664
Loans receivable, net	1,631,819	1,570,969	1,505,680
Deposits	1,705,510	1,720,131	1,703,746
Stockholders’ equity	215,841	216,190	216,278
SELECTED OPERATING DATA:
Net interest income	18,159	18,065	17,544
Provision for loan losses	275	530	800
Other income	4,847	3,855	4,617
Operating expenses	14,847	14,120	13,600
Net income	5,117	4,707	4,987
Diluted earnings per share	0.30	0.28	0.29
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share	12.59	12.45	12.29
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.27%	9.47%	9.38%
Return on average assets (1)	0.90	0.83	0.87
Return on average stockholders’ equity (1)	9.45	8.72	9.06
Average interest rate spread	3.28	3.31	3.13
Net interest margin	3.35	3.36	3.21
Operating expenses to average assets (1)	2.60	2.49	2.36
Efficiency ratio	64.54	64.42	61.37
ASSET QUALITY:
Non-performing loans	$40,699	$45,321	$45,900
Non-performing assets	45,667	49,778	49,320
Allowance for loan losses as a percent of total loans receivable	1.26%	1.31%	1.36%
Allowance for loan losses as a percent of total non-performing loans	51.44	46.19	45.36
Non-performing loans as a percent of total loans receivable	2.44	2.83	3.00
Non-performing assets as a percent of total assets	1.96	2.18	2.14
Wealth Management
Assets under administration	$229,289	$216,508	$175,846

(1)	Ratios are annualized

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

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company’s net interest margin has expanded over the past year as the Company has succeeded in growing commercial loans resulting in a shift in asset mix from lower-yielding short-term investments and securities into higher-yielding loans. The net interest margin also benefited from the prepayment of $159.0 million of Federal Home Loan Bank (“FHLB”) advances in the fourth quarter of 2013 and from the rising interest rate environment in 2013 which steepened the yield curve, slowed loan refinance activity and improved yields on newly originated loans and investments. Based upon current economic conditions, the Federal Reserve has indicated that it anticipates that short-term interest rates will remain at current levels for a considerable time, especially if projected inflation continues to run below the 2% longer-run goal, and provided that longer-term inflation expectations remain well-anchored. Additionally, the Federal Reserve has decided to taper its monthly bond buying program, with further reductions expected throughout 2014. The increase in longer-term rates and related reduction in loan refinance activity has caused a decrease in the Company’s loan sale volume and therefore lower income from the net gain on the sale of loans.

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the economy, which expanded modestly in 2013 and is expected to show growth for the remainder of 2014. Labor market conditions improved as the national and local unemployment rates in the first half of 2014 both decreased over prior year levels. Despite these signs, the economic recovery remains weak.

Highlights of the Company’s financial results for the three and six months ended June 30, 2014 were as follows:

Total assets increased to $2.329 billion at June 30, 2014, from $2.250 billion at December 31, 2013. Loans receivable, net increased $90.4 million at June 30, 2014, as compared to December 31, 2013 primarily due to growth in commercial loans of $62.8 million and in residential construction loans, net of loans in process, which increased $11.6 million.

Net income for the three months ended June 30, 2014 was $5.1 million, or $0.30 per diluted share, as compared to net income of $5.0 million, or $0.29 per diluted share for the corresponding prior year period. Net income benefited from higher net interest income, lower provision for loan losses and higher other income, partly offset by higher operating expenses. Additionally earnings per share benefited from a reduction in average shares outstanding.

Net interest income for the three months ended June 30, 2014 increased to $18.2 million, as compared to $17.5 million in the same prior year period, reflecting a higher net interest margin partly offset by lower interest-earning assets. The net interest margin increased to 3.35% for the three months ended June 30, 2014, as compared to 3.21% for the corresponding prior year period.

The provision for loan losses was $275,000 for the three months ended June 30, 2014, as compared to $800,000 in the same prior year period primarily due to a reduction in net charge-offs and lower non-performing loans.

Other income increased to $4.8 million for the three months ended June 30, 2014 as compared to $4.6 million in the same prior year period. The increase was due to higher fees and service charges, gain on sale of investment securities and wealth management revenue partially offset by lower gain on sales of loans. Operating expenses increased $1.2 million primarily due to personnel additions in revenue producing areas and higher marketing costs related to promotional campaigns to attract retail checking accounts and incent bankcard usage. Additionally, operating expenses for the three months ended June 30, 2014 includes $196,000 in non-recurring severance related expenses due to the Company’s strategic decision to improve efficiency in the residential mortgage loan area. The related personnel reduction is expected to lower compensation and benefits expense by $650,000 annually.

The Company remains well-capitalized with a tangible common equity ratio of 9.27%. On July 24, 2014, the Company announced the completion of its 2012 common stock repurchase program and the subsequent authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares.

Return on average stockholders’ equity was 9.45% for the three months ended June 30, 2014, as compared to 9.06% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and six months ended June 30, 2014 and 2013. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2014			2013
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$26,563	$4	0.06%	$36,601	$19	0.21%
Securities (1) and FHLB stock	552,851	2,364	1.71	648,697	2,714	1.67
Loans receivable, net (2)	1,588,815	17,530	4.41	1,500,980	17,428	4.64

Total interest-earning assets	2,168,229	19,898	3.67	2,186,278	20,161	3.69

Non-interest-earning assets	118,551			119,416

Total assets	$2,286,780			$2,305,694

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,257,291	247	0.08	$1,318,230	438	0.13
Time deposits	215,148	739	1.37	215,917	737	1.37

Total	1,472,439	986	0.27	1,534,147	1,175	0.31
Borrowed funds	330,933	753	0.91	326,720	1,442	1.77

Total interest-bearing liabilities	1,803,372	1,739	0.39	1,860,867	2,617	0.56

Non-interest-bearing deposits	252,395			208,915
Non-interest-bearing liabilities	14,530			15,719

Total liabilities	2,070,297			2,085,501
Stockholders’ equity	216,483			220,193

Total liabilities and stockholders’ equity	$2,286,780			$2,305,694

Net interest income		$18,159			$17,544

Net interest rate spread (3)			3.28%			3.13%

Net interest margin (4)			3.35%			3.21%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2014			2013
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$27,940	$10	0.07%	$61,140	$45	0.15%
Securities (1) and FHLB stock	557,573	4,857	1.74	607,178	5,077	1.67
Loans receivable, net (2)	1,573,135	34,776	4.42	1,512,501	35,091	4.64

Total interest-earning assets	2,158,648	39,643	3.67	2,180,819	40,213	3.69

Non-interest-earning assets	117,212			118,786

Total assets	$2,275,860			$2,299,605

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,289,760	610	0.09	$1,324,466	1,003	0.15
Time deposits	215,427	1,472	1.37	218,544	1,498	1.37

Total	1,505,187	2,082	0.28	1,543,010	2,501	0.32
Borrowed funds	307,227	1,337	0.87	323,202	2,979	1.84

Total interest-bearing liabilities	1,812,414	3,419	0.38	1,866,212	5,480	0.59

Non-interest-bearing deposits	231,631			196,990
Non-interest-bearing liabilities	15,604			16,279

Total liabilities	2,059,649			2,079,481
Stockholders’ equity	216,211			220,124

Total liabilities and stockholders’ equity	$2,275,860			$2,299,605

Net interest income		$36,224			$34,733

Net interest rate spread (3)			3.29%			3.10%

Net interest margin (4)			3.36%			3.19%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased by $79.4 million to $2.329 billion at June 30, 2014, from $2.250 billion at December 31, 2013. Securities, in the aggregate, decreased by $28.7 million, to $510.7 million at June 30, 2014, as compared to $539.4 million at December 31, 2013. Loans receivable, net, increased by $90.4 million, an annualized growth rate of 11.7%, to $1.632 billion at June 30, 2014 from $1.541 billion at December 31, 2013, primarily due to growth in commercial loans of $62.8 million and in residential construction loans, net of loans in process, which increased $11.6 million. Additionally, on June 30, 2014, the Company purchased a pool of performing, locally originated, one-to-four family, non-conforming mortgage loans for $20.6 million. The growth in commercial loans was primarily due to the strategic expansion of the commercial lending group and the successful recruitment of several experienced commercial lenders.

Deposits decreased by $41.3 million, to $1.706 billion at June 30, 2014, from $1.747 billion at December 31, 2013, despite strong growth in retail and business checking accounts. All of the decrease was related to a reduction in government deposits. Non-interest bearing deposit accounts increased $63.6 million during the first half of 2014 due to a revised fee and product structure. To fund loan growth and deposit outflows, FHLB advances increased $130.0 million, to $305.0 million at June 30, 2014, from $175.0 million at December 31, 2013.

Stockholders’ equity increased to $215.8 million at June 30, 2014, as compared to $214.4 million at December 31, 2013. Net income for the period was offset by the repurchase of 301,766 shares of common stock for $5.0 million (average cost per share of $16.64) and the cash dividends on common stock of $4.1 million. At June 30, 2014, there were no shares available for repurchase under the stock repurchase program adopted in the fourth quarter of 2012, although 867,923 shares are available for repurchase under the new repurchase program announced on July 24, 2014.

Comparison of Operating Results for the Three and Six months Ended June 30, 2014 and June 30, 2013

General

Net income for the three months ended June 30, 2014 increased to $5.1 million, or $0.30 per diluted share, as compared to net income of $5.0 million, or $0.29 per diluted share for the corresponding prior year period. Net income for the six months ended June 30, 2014 increased to $9.8 million, or $0.58 per diluted share, as compared to net income of $9.4 million, or $0.55 per diluted share for the corresponding prior year period. The increases were primarily due to higher net interest income, a reduction in the provision for loan losses and higher other income, partly offset by higher operating expenses. Additionally, earnings per share benefited from a reduction in average shares outstanding.

Interest Income

Interest income for the three and six months ended June 30, 2014 was $19.9 million and $39.6 million, respectively, as compared to $20.2 million and $40.2 million for the corresponding prior year periods. The yield on interest-earning assets declined to 3.67% for both the three and six months ended June 30, 2014, as compared to 3.69% for both the three and six months ended June 30, 2013. Average interest-earning assets decreased by $18.0 million and $22.2 million, respectively, for the three and six months ended June 30, 2014, as compared to the same prior year periods as excess liquidity was allowed to run-off. Despite the two basis point decline, the asset yield benefited from a shift in the mix of interest-earning assets as average loans receivable, net increased $87.8 million and $60.6 million, respectively, for the three and six months ended June 30, 2014, while average interest-earning securities decreased $95.8 million and $49.6 million, respectively, as compared to the same prior year periods.

Interest Expense

Interest expense for the three and six months ended June 30, 2014 was $1.7 million and $3.4 million, respectively, as compared to $2.6 million and $5.5 million, respectively, in the corresponding prior year periods. The cost of interest-bearing liabilities decreased to 0.39% and 0.38%, respectively, for the three and six months ended June 30, 2014, as compared to 0.56% and 0.59%, respectively, in the same prior year periods. The decrease was partly due to the prepayment of $159.0 million of FHLB advances with a weighted average cost of 2.31% in the fourth quarter of 2013. Average interest-bearing liabilities decreased by $57.5 million and $53.8 million, respectively, for the three and six months ended June 30, 2014 primarily due to a decline in average interest-bearing deposits of $61.7 million and $37.8 million, respectively. This interest-bearing funding was partly replaced by an increase of $43.5 million and $34.6 million, respectively, in average non-interest-bearing deposits for the three and six months ended June 30, 2014, as compared to the same prior year periods.

Net Interest Income

Net interest income for the three and six months ended June 30, 2014 increased to $18.2 million and $36.2 million, respectively, as compared to $17.5 million and $34.7 million, respectively, in the same prior year periods, reflecting a higher net interest margin partly offset by lower interest-earning assets. The net interest margin increased to 3.35% and 3.36%, respectively, for the three and six months ended June 30, 2014, from 3.21% and 3.19%, respectively, in the same prior year periods primarily due to a reduction in the cost of average interest-bearing liabilities.

Provision for Loan Losses

For the three and six months ended June 30, 2014, the provision for loan losses was $275,000 and $805,000, respectively, as compared to $800,000 and $1.9 million, respectively, for the corresponding prior year periods. The decreases for the three and six months ended June 30, 2014 were primarily due to reductions in net charge-offs of $201,000 and $791,000, respectively, as compared to the same prior year periods. Non-performing loans decreased $4.7 million at June 30, 2014, as compared to December 31, 2013, and by $5.2 million, as compared to June 30, 2013.

Other Income

For the three and six months ended June 30, 2014, other income increased to $4.8 million and $8.7 million, respectively, as compared to $4.6 million and $7.9 million, respectively, in the same prior year periods. For the three and six months ended June 30, 2014, wealth management revenue increased $80,000 and $193,000, respectively, as compared to the same prior year periods, partly due to an increase in assets under administration to $229.3 million at June 30, 2014 from $175.8 million at June 30, 2013. For the three and six months ended June 30, 2014, fees and service charges increased $467,000 and $578,000, respectively, as compared to the same prior year periods primarily due to higher deposit fees from a revised fee and product structure. For the three and six months ended June 30, 2014, the net gain on the sale of loans amounted to $219,000 and $351,000, respectively, as compared to $735,000 and $561,000, respectively, in the same prior year periods. The gain on the sale of loans for the six months ended June 30, 2013 was adversely impacted by a provision of $975,000 added to the reserve for repurchased loans and loss sharing obligations, as compared to no provision in the current period. The prior year provision was related to loans sold to the FHLB as part of its Mortgage Partnership Finance program. Compared to prior periods, the gain on sale of loans was adversely impacted by decreases in the gain-on-sale margin and reductions in loans sold to $10.9 million and $21.2 million, respectively, for the three and six months ended June 30, 2014, as compared to $32.3 million and $69.1 million, respectively, for the corresponding prior year periods, as increasing longer-term interest rates reduced one-to-four family loan refinance activity. For both the three and six months ended June 30, 2014, the Company recognized a gain of $348,000 on the sale of equity securities, as compared to a gain of $42,000 in the corresponding prior year periods.

Operating Expenses

Operating expenses amounted to $14.8 million and $29.0 million, respectively, for the three and six months ended June 30, 2014, as compared to $13.6 million and $26.2 million, respectively, in the same prior year periods. Compensation and employee benefits expense increased $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2014, as compared to the same prior year periods, primarily due to personnel additions in revenue producing areas. Additionally, compensation and employee benefits expense for the three and six months ended June 30, 2014 includes $196,000 in non-recurring severance related expenses due to the Company’s strategic decision to improve efficiency in the residential mortgage loan area. The related personnel reduction is expected to lower compensation and benefits expense by $650,000 annually. Marketing expenses increased $163,000 and $445,000, respectively, as compared to the same prior year periods, primarily due to promotional campaigns to attract retail checking accounts and incent bankcard usage. These increases were partly offset by reductions in professional fees of $180,000 and $416,000, respectively, for the three and six months ended June 30, 2014, as compared to the corresponding prior year periods.

Provision for Income Taxes

The provision for income taxes was $2.8 million and $5.3 million, respectively, for the three and six months ended June 30, 2014, as compared to $2.8 million and $5.2 million, respectively, for the same prior year periods. The effective tax rate was 35.1% and 35.2%, respectively, for the three and six months ended June 30, 2014, as compared to 35.7% and 35.4% in the same prior year periods.

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

At June 30, 2014 the Company had $85.0 million in outstanding overnight borrowings from the FHLB compared to $35.0 million outstanding at December 31, 2013. The Company periodically utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $305.0 million and $175.0 million, respectively, at June 30, 2014 and December 31, 2013.

The Company’s cash needs for the six months ended June 30, 2014 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and increased total borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to fund deposit outflows. The Company’s cash needs for the six months ended June 30, 2013 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and short-term borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to fund deposit outflows.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At June 30, 2014, outstanding undrawn lines of credit totaled $282.9 million; outstanding commitments to originate loans totaled $100.7 million; and outstanding commitments to sell loans totaled $15.3 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $122.2 million at June 30, 2014. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the six months ended June 30, 2014, the Company repurchased 301,766 shares of common stock at a total cost of $5.0 million, compared with repurchases of 314,961 shares at a cost of $4.5 million for the six months ended June 30, 2013. At June 30, 2014, there were no shares remaining to be repurchased under the repurchase program adopted in the fourth quarter of 2012. On July 24, 2014, the Company announced the completion of its 2012 common stock repurchase program and the subsequent authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares.

Cash dividends on common stock declared and paid during the first six months of 2014 were $4.1 million, as compared to $4.2 million in the same prior year period. On July 24, 2014, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on August 15, 2014 to stockholders of record at the close of business on August 4, 2014.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. In December 2013, as part of its capital plan, the Company submitted notice to the Federal Reserve Bank of Philadelphia requesting a total payment of $16.0 million in dividends from the Bank to the Holding Company over the next four quarters (including the fourth quarter of 2013). The Federal Reserve did not object to the payments, although it reserved the right to revoke the approval at any time if a safety and soundness concern arises throughout the period. For the six months ended June 30, 2014, the Company received a dividend payment of $8.0 million from the Bank and $4.0 million remained to be paid over the next quarter. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At June 30, 2014, OceanFirst Financial Corp. held $16.3 million in cash and $7.2 million in investment securities available-for-sale.

As of June 30, 2014, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio
Tangible	$220,587	9.45%	$35,006	1.50%
Tier 1 leverage	220,587	9.45	93,350	4.00
Tier 1 risk-based	220,587	14.22	62,053	4.00
Total risk-based	239,998	15.47	124,106	8.00

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

At June 30, 2014, the Company maintained tangible common equity of $215.8 million, for a tangible common equity to assets ratio of 9.27%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $15.3 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2014 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$394,841	$197,341	$35,000	$140,000	$22,500
Commitments to Fund Undrawn Lines of Credit	282,915	282,915	—	—	—
Commitments to Originate Loans	100,741	100,741	—	—	—

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

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$25,313	$28,213
Commercial real estate	12,094	12,304
Consumer	3,128	4,328
Commercial and industrial	164	515

Total non-performing loans	40,699	45,360
Other real estate owned	4,968	4,345

Total non-performing assets	$45,667	$49,705

Delinquent loans 30-89 days	$8,923	$9,147

Allowance for loan losses as a percent of total loans receivable	1.26%	1.33%
Allowance for loan losses as a percent of total non-performing loans	51.44	46.14
Non-performing loans as a percent of total loans receivable	2.44	2.88
Non-performing assets as a percent of total assets	1.96	2.21

Included in the non-performing loan total at June 30, 2014 was $7.0 million of troubled debt restructured loans, as compared to $9.7 million of troubled debt restructured loans at December 31, 2013. Non-performing loans are concentrated in one-to-four family loans, which comprise 62.2% of the total at June 30, 2014. At June 30, 2014, the average weighted loan-to-value ratio of non-performing one-to-four family loans, after any related charge-offs, was 73% using recently updated appraisal values. Appraisals are updated for all non-performing residential loans secured by real estate and subsequently updated annually if the loan remains delinquent. The Company’s non-performing loans remain at elevated levels partly due to the protracted foreclosure process in the State of New Jersey. This process delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral.

The largest non-performing loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility for $6.5 million, criticized due to delinquent payments, continual losses and covenant violations. The most recent appraisal values the real estate collateral, which is currently marketed for sale, at $7.4 million, net of past due real estate taxes.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	June 30, 2014	December 31, 2013
Loans and other assets excluding investment securities:
Special Mention	$9,142	$5,843
Substandard	63,618	66,246
Doubtful	—	859

The largest Special Mention loan at June 30, 2014 is a $4.6 million commercial real estate loan to a single borrower operating several fitness/health club facilities. The borrower has filed Chapter XI bankruptcy relating to another bank’s legal proceedings on an unrelated property. The borrower is current as to payments and the loan is well collateralized. The largest Substandard loan relationship consists of the two non-performing commercial real estate loans mentioned above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2014, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2014, the Company’s one-year gap was negative 5.0% as compared to negative 10.8% at December 31, 2013. The change from December 31, 2013 was primarily due to the term extension of new and existing FHLB Advances.

At June 30, 2014	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$1,753	$—	$—	$—	$—	$1,753
Investment securities	71,355	35,635	69,645	6,376	7,582	190,593
Mortgage-backed securities	44,923	34,663	84,779	74,682	92,721	331,768
FHLB stock	—	—	—	—	20,246	20,246
Loans receivable (2)	288,636	341,132	421,131	295,664	304,031	1,650,594

Total interest-earning assets	406,667	411,430	575,555	376,722	424,580	2,194,954

Interest-bearing liabilities:
Money market deposit accounts	18,715	10,655	23,574	17,939	36,482	107,365
Savings accounts	64,406	25,152	49,975	37,862	117,738	295,133
Interest-bearing checking accounts	406,289	56,222	105,614	86,180	162,780	817,085
Time deposits	44,882	77,302	52,450	37,383	2,702	214,719
FHLB advances	115,941	22,848	37,788	128,423	—	305,000
Securities sold under agreements to repurchase and other borrowings	84,841	—	5,000	—	—	89,841

Total interest-bearing liabilities	735,074	192,179	274,401	307,787	319,702	1,829,143

Interest sensitivity gap (3)	$(328,407)	$219,251	$301,154	$68,935	$104,878	$365,811

Cumulative interest sensitivity gap	$(328,407)	$(109,156)	$191,998	$260,933	$365,811	$365,811

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(14.96)%	(4.97)%	8.75%	11.89%	16.67%	16.67%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2014 and December 31, 2013. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2013 Form 10-K.

	June 30, 2014					December 31, 2013
	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$251,351	(12.4)%	11.5%	$63,794	(8.9)%	$249,034	(15.4)%	11.8%	$58,521	(14.6)%
200	266,945	(7.0)	11.9	66,566	(4.9)	267,316	(9.2)	12.4	62,558	(8.7)
100	280,240	(2.4)	12.2	68,458	(2.2)	282,633	(4.0)	12.8	65,691	(4.2)
Static	287,017	—	12.2	70,028	—	294,381	—	13.0	68,554	—
(100)	285,543	(0.5)	11.9	67,461	(3.7)	299,481	1.7	12.9	66,487	(3.0)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$43,817	$33,958
Securities available-for-sale, at estimated fair value	32,303	43,836
Securities held-to-maturity, net (estimated fair value of $485,124 at June 30, 2014 and $495,082 at December 31, 2013)	478,389	495,599
Federal Home Loan Bank of New York stock, at cost	20,246	14,518
Loans receivable, net	1,631,819	1,541,460
Mortgage loans held for sale	1,295	785
Interest and dividends receivable	5,317	5,380
Other real estate owned	4,968	4,345
Premises and equipment, net	24,430	23,684
Servicing asset	3,772	4,178
Bank Owned Life Insurance	55,286	54,571
Deferred tax asset	15,417	15,239
Other assets	12,082	12,158

Total assets	$2,329,141	$2,249,711

Liabilities and Stockholders’ Equity
Deposits	$1,705,510	$1,746,763
Securities sold under agreements to repurchase with retail customers	62,341	68,304
Federal Home Loan Bank advances	305,000	175,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	6,896	6,471
Other liabilities	6,053	11,323

Total liabilities	2,113,300	2,035,361

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,144,693 and 17,387,049 shares outstanding at June 30, 2014 and December 31, 2013, respectively	336	336
Additional paid-in capital	264,592	263,319
Retained earnings	211,819	206,201
Accumulated other comprehensive loss	(6,902)	(6,619)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,458)	(3,616)
Treasury stock, 16,422,079 and 16,179,723 shares at June 30, 2014 and December 31, 2013, respectively	(250,546)	(245,271)
Common stock acquired by Deferred Compensation Plan	(315)	(665)
Deferred Compensation Plan Liability	315	665

Total stockholders’ equity	215,841	214,350

Total liabilities and stockholders’ equity	$2,329,141	$2,249,711

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest income:
Loans	$17,530	$17,428	$34,776	$35,091
Mortgage-backed securities	1,731	2,026	3,494	3,675
Investment securities and other	637	707	1,373	1,447

Total interest income	19,898	20,161	39,643	40,213

Interest expense:
Deposits	986	1,175	2,082	2,501
Borrowed funds	753	1,442	1,337	2,979

Total interest expense	1,739	2,617	3,419	5,480

Net interest income	18,159	17,544	36,224	34,733
Provision for loan losses	275	800	805	1,900

Net interest income after provision for loan losses	17,884	16,744	35,419	32,833

Other income:
Bankcard services revenue	897	921	1,689	1,731
Wealth management revenue	608	528	1,148	955
Fees and service charges	2,278	1,811	4,134	3,556
Loan servicing income	226	172	454	328
Net gain on sales of investment securities available-for-sale	348	42	348	42
Net gain on sales of loans available-for-sale	219	735	351	561
Net (loss) gain from other real estate operations	(107)	74	(139)	77
Income from Bank Owned Life Insurance	377	332	715	647
Other	1	2	2	18

Total other income	4,847	4,617	8,702	7,915

Operating expenses:
Compensation and employee benefits	8,131	7,039	15,816	13,617
Occupancy	1,364	1,376	2,828	2,739
Equipment	768	690	1,524	1,328
Marketing	610	447	1,142	697
Federal deposit insurance	538	536	1,083	1,060
Data processing	987	962	2,057	1,935
Check card processing	494	423	940	834
Professional fees	523	703	898	1,314
Other operating expense	1,432	1,424	2,679	2,630

Total operating expenses	14,847	13,600	28,967	26,154

Income before provision for income taxes	7,884	7,761	15,154	14,594
Provision for income taxes	2,767	2,774	5,330	5,170

Net income	$5,117	$4,987	$9,824	$9,424

Basic earnings per share	$0.31	$0.29	$0.58	$0.55

Diluted earnings per share	$0.30	$0.29	$0.58	$0.55

Average basic shares outstanding	16,740	17,105	16,812	17,194

Average diluted shares outstanding	16,822	17,144	16,946	17,233

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$5,117	$4,987	$9,824	$9,424
Other comprehensive income:
Unrealized loss on securities (net of tax benefit of $209 and $286 in 2014 and $3,900 and $3,361 in 2013)	(303)	(5,646)	(414)	(4,866)
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $125 and $233 in 2014)	181	—	337	—
Reclassification adjustment for gains included in net income (net of tax expense of $142 in 2014 and $17 in 2013)	(206)	(25)	(206)	(25)

Total comprehensive income (loss)	$4,789	$(684)	$9,541	$4,533

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2012	$—	$336	$262,704	$198,109	$49	$(3,904)	$(237,502)	$(647)	$647	$219,792
Net income	—	—	—	9,424	—	—	—	—	—	9,424
Other comprehensive income, net of tax	—	—	—	—	(4,891)	—	—	—	—	(4,891)
Stock awards	—	—	328	—	—	—	—	—	—	328
Treasury stock allocated to restricted stock plan	—	—	(259)	4	—	—	255	—	—	—
Purchased 314,961 shares of common stock	—	—	—	—	—	—	(4,512)	—	—	(4,512)
Allocation of ESOP stock	—	—	98	—	—	144	—	—	—	242
Cash dividend $0.24 per share	—	—	—	(4,151)	—	—	—	—	—	(4,151)
Exercise of stock options	—	—	—	(6)	—	—	52	—	—	46
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(9)	9	—

Balance at June 30, 2013	$—	$336	$262,871	$203,380	$(4,842)	$(3,760)	$(241,707)	$(656)	$656	$216,278

Balance at December 31, 2013	$—	$336	$263,319	$206,201	$(6,619)	$(3,616)	$(245,271)	$(665)	$665	$214,350
Net income	—	—	—	9,824	—	—	—	—	—	9,824
Other comprehensive income, net of tax	—	—	—	—	(283)	—	—	—	—	(283)
Tax benefit of stock plans	—	—	50	—	—	—	—	—	—	50
Stock awards	—	—	429	—	—	—	—	—	—	429
Treasury stock allocated to restricted stock plan	—	—	661	(97)	—	—	(564)	—	—	—
Purchased 301,766 shares of common stock	—	—	—	—	—	—	(5,020)	—	—	(5,020)
Allocation of ESOP stock	—	—	133	—	—	158	—	—	—	291
Cash dividend $0.24 per share	—	—	—	(4,065)	—	—	—	—	—	(4,065)
Exercise of stock options	—	—	—	(44)	—	—	309	—	—	265
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	350	(350)	—

Balance at June 30, 2014	$—	$336	$264,592	$211,819	$(6,902)	$(3,458)	$(250,546)	$(315)	$315	$215,841

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$9,824	$9,424

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,412	1,406
Allocation of ESOP stock	291	242
Stock awards	429	328
Amortization of servicing asset	594	752
Net premium amortization in excess of discount accretion on securities	1,472	1,912
Net amortization of deferred costs and discounts on loans	35	301
Provision for loan losses	805	1,900
Provision for repurchased loans and loss sharing obligations	—	975
Net gain on sale of other real estate owned	(44)	(157)
Net gain on sales of investment securities available-for-sale	(348)	(42)
Net gain on sales of loans	(351)	(1,536)
Proceeds from sales of mortgage loans held for sale	21,368	69,067
Mortgage loans originated for sale	(21,715)	(64,228)
Increase in value of Bank Owned Life Insurance	(715)	(647)
Decrease (increase) in interest and dividends receivable	63	(334)
Increase in other assets	93	884
Decrease in other liabilities	(5,271)	(171)

Total adjustments	(1,882)	10,652

Net cash provided by operating activities	7,942	20,076

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(72,377)	13,823
Purchase of loans receivable	(20,574)	—
Purchase of investment securities available-for-sale	(651)	(27,088)
Purchase of mortgage-backed securities available-for-sale	—	(127,582)
Purchase of mortgage-backed securities held-to-maturity	(10,134)	—
Purchase of investment securities held-to-maturity	(5,003)	—
Proceeds from maturities of investment securities available-for-sale	10,000	—
Proceeds from the sale of investment securities available-for-sale	1,402	603
Proceeds from maturities of investment securities held-to-maturity	4,350	13,176
Principal repayments on mortgage-backed securities available-for-sale	—	58,874
Principal repayments on mortgage-backed securities held-to-maturity	27,178	—
Increase in Federal Home Loan Bank of New York stock	(5,728)	(1,829)
Proceeds from sales of other real estate owned	1,173	1,443
Purchases of premises and equipment	(2,158)	(2,192)

Net cash used in investing activities	(72,522)	(70,772)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2014	2013
	(Unaudited)
Cash flows from financing activities:
Decrease in deposits	$(41,253)	$(15,925)
(Decrease) increase in short-term borrowings	(5,963)	90,650
Proceeds from Federal Home Loan Bank advances	190,000	10,000
Repayments of Federal Home Loan Bank advances	(60,000)	(46,000)
Increase in advances by borrowers for taxes and insurance	425	421
Exercise of stock options	265	46
Purchase of treasury stock	(5,020)	(4,512)
Dividends paid	(4,065)	(4,151)
Tax benefit of stock plans	50	—

Net cash provided by financing activities	74,439	30,529

Net increase (decrease) in cash and due from banks	9,859	(20,167)

Cash and due from banks at beginning of period	33,958	62,544

Cash and due from banks at end of period	$43,817	$42,377

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,229	$5,528
Income taxes	6,601	5,461
Non-cash activities:
Loans charged-off, net	799	1,590
Transfer of loans receivable to other real estate owned	1,752	1,496

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for all of 2014. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted average shares issued net of Treasury shares	17,258	17,649	17,327	17,740
Less: Unallocated ESOP shares	(416)	(450)	(420)	(455)
Unallocated incentive award shares and shares held by deferred compensation plan	(102)	(94)	(95)	(91)

Average basic shares outstanding	16,740	17,105	16,812	17,194
Add: Effect of dilutive securities:
Stock options	61	—	109	—
Shares held by deferred compensation plan	21	39	25	39

Average diluted shares outstanding	16,822	17,144	16,946	17,233

For the three months ended June 30, 2014 and 2013, antidilutive stock options of 914,000 and 1,149,000, respectively, were excluded from earnings per share calculations. For the six months ended June 30, 2014 and 2013, antidilutive stock options of 756,000 and 1,129,000, respectively, were excluded from earnings per share calculations.

Note 3. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$25,045	$49	$—	$25,094
Equity investments	6,355	875	(21)	7,209

Total investment securities available-for-sale	$31,400	$924	$(21)	$32,303

Held-to-maturity:
Investment securities:
U.S. agency obligations	$86,900	$181	$(57)	$87,024
State and municipal obligations	17,293	55	(8)	17,340
Corporate debt securities	55,000	—	(7,910)	47,090

Total investment securities	159,193	236	(7,975)	151,454

Mortgage-backed securities:
FHLMC	143,496	607	(2,218)	141,885
FNMA	187,596	5,136	(1,758)	190,974
GNMA	676	135	—	811

Total mortgage-backed securities	331,768	5,878	(3,976)	333,670

Total held-to-maturity	$490,961	$6,114	$(11,951)	$485,124

Total securities	$522,361	$7,038	$(11,972)	$517,427

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$35,128	$161	$—	$35,289
Equity investments	6,757	1,790	—	8,547

Total investment securities available-for-sale	$41,885	$1,951	$—	$43,836

Held-to-maturity:
Investment securities:
U.S. agency obligations	$82,406	$153	$(144)	$82,415
State and municipal obligations	21,784	36	(35)	21,785
Corporate debt securities	55,000	—	(10,750)	44,250

Total investment securities	159,190	189	(10,929)	148,450

Mortgage-backed securities:
FHLMC	148,759	447	(4,552)	144,654
FNMA	200,070	4,659	(3,607)	201,122
GNMA	721	135	—	856

Total mortgage-backed securities	349,550	5,241	(8,159)	346,632

Total held-to-maturity	$508,740	$5,430	$(19,088)	$495,082

Total securities	$550,625	$7,381	$(19,088)	$538,918

During the third quarter 2013 the Bank transferred $536.0 million of previously-designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at June 30, 2014 is as follows (in thousands):

Amortized cost	$490,961
Net loss on date of transfer from available-for-sale	(13,347)
Amortization of net unrealized loss	775

Carrying value	$478,389

Net realized gains on the sale of securities for both the three and six months ended June 30, 2014 and 2013 were $348,000 and $42,000, respectively.

The amortized cost and estimated fair value of investment securities, excluding equity investments, at June 30, 2014 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2014, corporate debt securities with an amortized cost and estimated fair value of $55.0 million and $47.1 million, respectively, were callable prior to the maturity date.

June 30, 2014	Amortized Cost	Estimated Fair Value
Less than one year	$51,990	$52,106
Due after one year through five years	76,021	76,126
Due after five years through ten years	1,227	1,226
Due after ten years	55,000	47,090

	$184,238	$176,548

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at June 30, 2014 and December 31, 2013, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At June 30, 2014
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
Equity investments	$1,032	$(21)	$—	$—	$1,032	$(21)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$—	$—	$20,446	$(57)	$20,446	$(57)
State and municipal obligations	1,037	(1)	2,047	(7)	3,084	(8)
Corporate debt securities	—	—	47,090	(7,910)	47,090	(7,910)

Total investment securities	1,037	(1)	69,583	(7,974)	70,620	(7,975)

Mortgage-backed securities:
FHLMC	104,591	(2,218)	—	—	104,591	(2,218)
FNMA	69,656	(1,758)	—	—	69,656	(1,758)

Total mortgage-backed securities	174,247	(3,976)	—	—	174,247	(3,976)

Total held-to-maturity	$175,284	$(3,977)	$69,583	$(7,974)	$244,867	$(11,951)

Total securities	$176,316	$(3,998)	$69,583	$(7,974)	$245,899	$(11,972)

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held-to-maturity:
Investment securities:
U.S. agency obligations	$35,747	$(144)	$—	$—	$35,747	$(144)
State and municipal obligations	3,526	(31)	1,153	(4)	4,679	(35)
Corporate debt securities	—	—	44,250	(10,750)	44,250	(10,750)

Total investment securities	39,273	(175)	45,403	(10,754)	84,676	(10,929)

Mortgage-backed securities:
FHLMC	122,365	(4,552)	—	—	122,365	(4,552)
FNMA	84,467	(3,607)	—	—	84,467	(3,607)

Total mortgage-backed securities	206,832	(8,159)	—	—	206,832	(8,159)

Total held-to-maturity	$246,105	$(8,334)	$45,403	$(10,754)	$291,508	$(19,088)

At June 30, 2014, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$12,750	Ba1/BB+
Chase Capital	10,000	8,740	Baa2/BBB
Wells Fargo Capital	5,000	4,300	A3/A-
Huntington Capital	5,000	4,175	Baa3/BB+
Keycorp Capital	5,000	4,250	Baa3/BBB-
PNC Capital	5,000	4,300	Baa2/BBB
State Street Capital	5,000	4,300	A3/BBB+
SunTrust Capital	5,000	4,275	Baa3/BB+

	$55,000	$47,090

At June 30, 2014, the estimated fair value of each corporate debt security was below cost. However, the estimated fair value of the corporate debt securities increased as compared to December 31, 2013. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at June 30, 2014. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at June 30, 2014.

Note 4. Loans Receivable, Net

Loans receivable, net at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Real estate:
One-to-four family	$765,466	$750,585
Commercial real estate, multi family and land	577,061	528,945
Residential construction	46,092	30,821
Consumer	201,839	200,683
Commercial and industrial	75,215	60,545

Total loans	1,665,673	1,571,579
Loans in process	(16,374)	(12,715)
Deferred origination costs, net	3,456	3,526
Allowance for loan losses	(20,936)	(20,930)

Loans receivable, net	$1,631,819	$1,541,460

At June 30, 2014 and December 31, 2013, loans in the amount of $40,699,000 and $45,360,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At June 30, 2014, the impaired loan portfolio totaled $42,382,000 for which there was a specific allocation in the allowance for loan losses of $4,069,000. At December 31, 2013, the impaired loan portfolio totaled $39,903,000 for which there was a specific allocation in the allowance for loan losses of $3,647,000. The average balance of impaired loans for the three and six months ended June 30, 2014 was $42,835,000 and $42,402,000, respectively, and $37,549,000 and $38,228,000, respectively, for the same prior year periods.

An analysis of the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$20,934	$20,494	$20,930	$20,510
Provision charged to operations	275	800	805	1,900
Charge-offs	(419)	(938)	(1,158)	(2,299)
Recoveries	146	464	359	709

Balance at end of period	$20,936	$20,820	$20,936	$20,820

The following table presents an analysis of the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 and the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$4,290	$11,413	$1,369	$1,044	$2,818	$20,934
Provision (benefit) charged to operations	207	(337)	80	128	197	275
Charge-offs	(205)	—	(204)	(10)	—	(419)
Recoveries	105	1	39	1	—	146

Balance at end of period	$4,397	$11,077	$1,284	$1,163	$3,015	$20,936

For the three months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$5,185	$9,286	$2,148	$1,094	$2,781	$20,494
Provision (benefit) charged to operations	19	463	(13)	(2)	333	800
Charge-offs	(739)	—	(199)	—	—	(938)
Recoveries	435	25	3	1	—	464

Balance at end of period	$4,900	$9,774	$1,939	$1,093	$3,114	$20,820

For the six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930
Provision (benefit) charged to operations	25	697	196	(171)	58	805
Charge-offs	(795)	—	(313)	(50)	—	(1,158)
Recoveries	308	9	41	1	—	359

Balance at end of period	$4,397	$11,077	$1,284	$1,163	$3,015	$20,936

For the six months ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$5,241	$8,937	$2,264	$1,348	$2,720	$20,510
Provision (benefit) charged to operations	849	787	(107)	(23)	394	1,900
Charge-offs	(1,689)	—	(375)	(235)	—	(2,299)
Recoveries	499	50	157	3	—	709

Balance at end of period	$4,900	$9,774	$1,939	$1,093	$3,114	$20,820

June 30, 2014
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$131	$3,493	$445	$—	$—	$4,069
Collectively evaluated for impairment	4,266	7,584	839	1,163	3,015	16,867

Total ending allowance balance	$4,397	$11,077	$1,284	$1,163	$3,015	$20,936

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total
Loans:
Loans individually evaluated for impairment	$18,856	$20,885	$2,365	$276	$—	$42,382
Loans collectively evaluated for impairment	792,702	556,176	199,474	74,939	—	1,623,291

Total ending loan balance	$811,558	$577,061	$201,839	$75,215	$—	$1,665,673

December 31, 2013
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2	$3,612	$33	$—	$—	$3,647
Collectively evaluated for impairment	4,857	6,759	1,327	1,383	2,957	17,283

Total ending allowance balance	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930

Loans:
Loans individually evaluated for impairment	$18,192	$17,643	$2,961	$1,107	$—	$39,903
Loans collectively evaluated for impairment	763,214	511,302	197,722	59,438	—	1,531,676

Total ending loan balance	$781,406	$528,945	$200,683	$60,545	$—	$1,571,579

A summary of impaired loans at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Impaired loans with no allocated allowance for loan losses	$27,588	$24,457
Impaired loans with allocated allowance for loan losses	14,794	15,446

	$42,382	$39,903

Amount of the allowance for loan losses allocated	$4,069	$3,647

At June 30, 2014, impaired loans include troubled debt restructuring loans of $30,047,000 of which $23,000,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2013, impaired loans include troubled debt restructuring loans of $31,119,000 of which $21,456,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013 and for the three months ended June 30, 2014 and 2013 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of June 30, 2014
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,591	$8,819	$—
Originated by mortgage company	7,952	7,567	—
Originated by mortgage company – non-prime	1,616	1,215	—
Commercial real estate:
Commercial	8,093	8,009	—
Construction and land	—	—	—
Consumer	2,231	1,702	—
Commercial and industrial	276	276	—

	$29,759	$27,588	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$862	$862	$106
Originated by mortgage company	393	393	25
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	12,591	12,572	3,417
Construction and land	304	304	76
Consumer	663	663	445
Commercial and industrial	—	—	—

	$14,813	$14,794	$4,069

As of December 31, 2013
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,537	$9,885	$—
Originated by mortgage company	7,762	7,387	—
Originated by mortgage company – non-prime	1,260	858	—
Commercial real estate:
Commercial	2,303	2,292	—
Construction and land	—	—	—
Consumer	3,435	2,928	—
Commercial and industrial	1,107	1,107	—

	$26,404	$24,457	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With an allowance recorded:
Residential real estate:
Originated by Bank	$62	$62	$2
Originated by mortgage company	—	—	—
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	15,128	15,042	3,389
Construction and land	309	309	223
Consumer	33	33	33
Commercial and industrial	—	—	—

	$15,532	$15,446	$3,647

	Three months ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,049	$101	$10,983	$86
Originated by mortgage company	7,555	65	6,774	57
Originated by mortgage company – non-prime	1,103	3	2,194	5
Commercial real estate:
Commercial	8,046	20	2,749	34
Construction and land	—	—	—	—
Consumer	2,141	20	2,792	21
Commercial and industrial	276	3	286	3

	$28,170	$212	$25,778	$206

With an allowance recorded:
Residential real estate:
Originated by Bank	$865	$8	$824	$11
Originated by mortgage company	394	7	776	9
Originated by mortgage company – non-prime	—	—	—	—
Commercial real estate:
Commercial	12,417	26	8,908	76
Construction and land	304	—	472	—
Consumer	685	11	791	9
Commercial and industrial	—	—	—	—

	$14,665	$52	$11,771	$105

	Six months ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$9,141	$184	$11,276	$176
Originated by mortgage company	7,486	127	6,761	127
Originated by mortgage company – non-prime	981	6	2,221	8
Commercial real estate:
Commercial	7,526	70	2,699	65
Construction and land	—	—	—	—
Consumer	2,161	41	2,830	40
Commercial and industrial	277	5	287	5

	$27,572	$433	$26,074	$421

With an allowance recorded:
Residential real estate:
Originated by Bank	$869	$18	$826	$21
Originated by mortgage company	395	13	779	20
Originated by mortgage company – non-prime	—	—	—	—
Commercial real estate:
Commercial	12,584	63	9,250	157
Construction and land	304	—	472	—
Consumer	678	21	827	24
Commercial and industrial	—	—	—	—

	$14,830	$115	$12,154	$222

The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Residential real estate:
Originated by Bank	$13,669	$16,145
Originated by mortgage company	10,462	10,589
Originated by mortgage company – non-prime	1,182	1,479
Commercial real estate:
Commercial	11,790	11,995
Construction and land	304	309
Consumer	3,128	4,328
Commercial and industrial	164	515

	$40,699	$45,360

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

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2014
Residential real estate:
Originated by Bank	$7,851	$1,528	$11,628	$21,007	$656,085	$677,092
Originated by mortgage company	90	—	9,796	9,886	75,959	85,845
Originated by mortgage company – non-prime	—	—	1,242	1,242	1,287	2,529
Residential construction	—	—	—	—	46,092	46,092
Commercial real estate:
Commercial	483	—	11,790	12,273	526,811	539,084
Construction and land	—	—	304	304	37,673	37,977
Consumer	442	504	3,072	4,018	197,821	201,839
Commercial and industrial	—	—	164	164	75,051	75,215

	$8,866	$2,032	$37,996	$48,894	$1,616,779	$1,665,673

December 31, 2013
Residential real estate:
Originated by Bank	$6,102	$2,526	$13,800	$22,428	$632,653	$655,081
Originated by mortgage Company	202	108	10,031	10,341	82,544	92,885
Originated by mortgage company – non-prime	—	—	1,465	1,465	1,153	2,618
Residential construction	195	—	—	195	30,626	30,821
Commercial real estate:
Commercial	985	849	9,217	11,051	491,817	502,868
Construction and land	—	—	309	309	25,769	26,078
Consumer	864	298	4,219	5,381	195,302	200,683
Commercial and industrial	—	—	515	515	60,030	60,545

	$8,348	$3,781	$39,556	$51,685	$1,519,894	$1,571,579

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. Loans not rated are included in groups of homogeneous loans. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2014
Commercial real estate:
Commercial	$503,785	$5,057	$30,242	$—	$539,084
Construction and land	36,714	—	1,263	—	37,977
Commercial and industrial	74,336	518	361	—	75,215

	$614,835	$5,575	$31,866	$—	$652,276

December 31, 2013
Commercial real estate:
Commercial	$471,435	$—	$30,576	$857	$502,868
Construction and land	25,018	—	1,059	—	26,077
Commercial and industrial	59,089	1,070	386	—	60,545

	$555,542	$1,070	$32,021	$857	$589,490

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2014 and December 31, 2013 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
June 30, 2014
Performing	$663,423	$75,383	$1,347	$46,092	$198,711
Non-performing	13,669	10,462	1,182	—	3,128

	$677,092	$85,845	$2,529	$46,092	$201,839

December 31, 2013
Performing	$638,936	$82,296	$1,139	$30,821	$196,355
Non-performing	16,145	10,589	1,479	—	4,328

	$655,081	$92,885	$2,618	$30,821	$200,683

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at June 30, 2014 and December 31, 2013 were $7,047,000 and $9,663,000, respectively, of troubled debt restructurings. At June 30, 2014 and December 31, 2013, the Company has allocated $1,521,000 and $1,816,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at June 30, 2014 and December 31, 2013, which totaled $23,000,000 and $21,456,000, respectively. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2014 and 2013, and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2014
Troubled Debt Restructurings:
Residential real estate:
Originated by mortgage company – non-prime	1	$358	$358
Consumer	3	93	97

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2014
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	2	$337	$263
Originated by mortgage company	1	187	184
Originated by mortgage company – non-prime	1	358	358
Consumer	5	168	171

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$628	$628
Consumer	1	12	12

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	2	492

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$628	$628
Consumer	5	97	89

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	2	492

Note 5. Reserve for Repurchased Loans and Loss Sharing Obligations

An analysis of the reserve for repurchased loans and loss sharing obligations for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,468	$1,688	$1,468	$1,203
Provision charged to operations	—	—	—	975
Loss on loans repurchased, settlements or payments under loss sharing arrangements	(163)	—	(163)	(695)
Recoveries	—	—	—	205

Balance at end of period	$1,305	$1,688	$1,305	$1,688

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

The reserve for repurchased loans and loss sharing obligations was $1.3 million at June 30, 2014, a $163,000 decrease from December 31, 2013 due to incurred losses of $143,000 relating to the FHLB loan sales and a settlement of $20,000 with one investor relating to existing repurchase requests. The reserve was $1.7 million at June 30, 2013, a $485,000 increase from December 31, 2012 due to a provision of $100,000 for repurchase requests, an additional provision of $875,000 relating to loans sold to the FHLB, incurred losses of $245,000 relating to the FHLB loan sales, a comprehensive settlement of $450,000 with one investor relating to existing and anticipated loan repurchase requests, and recoveries of $205,000 of previously charged-off amounts.

At June 30, 2014, there was one outstanding loan repurchase request on a loan with a total principal balance of $252,000, a reduction from five outstanding loan repurchase requests on loans with a total principal balance of $1.2 million at December 31, 2013.

Note 6. Deposits

The major types of deposits at June 30, 2014 and December 31, 2013 were as follows (in thousands):

Type of Account	June 30, 2014	December 31, 2013
Non-interest-bearing	$271,208	$207,608
Interest-bearing checking	817,085	913,753
Money market deposit	107,365	116,947
Savings	295,133	290,512
Time deposits	214,719	217,943

Total deposits	$1,705,510	$1,746,763

Included in time deposits at June 30, 2014 and December 31, 2013, is $65,168,000 and $64,380,000, respectively, in deposits of $100,000 and over.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2014. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2014
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$25,094	$—	$25,094	$—
Equity investments	7,209	7,209	—	—
Items measured on a non-recurring basis:
Other real estate owned	4,968	—	—	4,968
Loans measured for impairment based on the fair value of the underlying collateral	14,794	—	—	14,794

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2013
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$35,289	$—	$35,289	$—
Equity investments	8,547	8,547	—	—
Items measured on a non-recurring basis:
Other real estate owned	4,345	—	—	4,345
Loans measured for impairment based on the fair value of the underlying collateral	15,446	—	—	15,446

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of June 30, 2014 and December 31, 2013 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2014
Financial Assets:
Cash and due from banks	$43,817	$43,817	$—	$—
Securities held-to-maturity	478,389	—	484,524	600
Federal Home Loan Bank of New York stock	20,246	—	—	20,246
Loans receivable and mortgage loans held for sale	1,633,114	—	—	1,652,659
Financial Liabilities:
Deposits other than time deposits	1,490,791	—	1,490,791	—
Time deposits	214,719	—	216,988	—
Securities sold under agreements to repurchase with retail customers	62,341	62,341	—	—
Federal Home Loan Bank advances and other borrowings	332,500	—	332,380	—

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2013
Financial Assets:
Cash and due from banks	$33,958	$33,958	$—	$—
Securities held-to-maturity	495,599	—	493,432	1,650
Federal Home Loan Bank of New York stock	14,518	—	—	14,518
Loans receivable and mortgage loans held for sale	1,542,245	—	—	1,561,208
Financial Liabilities:
Deposits other than time deposits	1,528,820	—	1,528,820	—
Time deposits	217,943	—	220,409	—
Securities sold under agreements to repurchase with retail customers	68,304	68,304	—	—
Federal Home Loan Bank advances and other borrowings	202,500	—	201,393	—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 27, 2012, the Company announced its intention to repurchase up to 901,002 shares or 5% of its outstanding common stock, which was completed during the second quarter of 2014. On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	3,799	$16.27	3,799	209,967
May 1, 2014 through May 31, 2014	159,967	16.48	159,967	50,000
June 1, 2014 through June 30, 2014	50,000	15.99	50,000	0

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

10.30	Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated April 23, 2014. (1)

10.31	Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Bank dated April 23, 2014. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from Exhibit to Form 8-K filed on April 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: August 8, 2014	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: August 8, 2014	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	38

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	39

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.