Form 10-Q
period 2014-09-30
OCEANFIRST FINANCIAL CORP
filed 2014-11-07
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of October 31, 2014 there were 17,010,914 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	September 30, 2014	June 30, 2014	September 30, 2013

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,308,701	$2,329,141	$2,286,288
Loans receivable, net	1,632,026	1,631,819	1,522,425
Deposits	1,781,227	1,705,510	1,768,914
Stockholders’ equity	218,650	215,841	213,769

SELECTED OPERATING DATA:

Net interest income	18,100	18,159	17,544
Provision for loan losses	1,000	275	700
Other income	5,304	4,847	4,436
Operating expenses	14,449	14,847	13,654
Net income	5,165	5,117	4,968
Diluted earnings per share	0.31	0.30	0.29

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	12.77	12.59	12.30
Cash dividend per share	0.12	0.12	0.12
Stockholders’ equity to total assets	9.47%	9.27%	9.35%
Return on average assets (1)	0.88	0.90	0.86
Return on average stockholders’ equity (1)	9.50	9.45	9.17
Average interest rate spread	3.18	3.28	3.11
Net interest margin	3.27	3.35	3.20
Operating expenses to average assets (1)	2.48	2.60	2.36
Efficiency ratio	61.74	64.54	62.12

ASSET QUALITY:

Non-performing loans	$18,392	$40,699	$41,565
Non-performing assets	24,858	45,667	45,824
Allowance for loan losses as a percent of total loans receivable	0.98%	1.26%	1.35%
Allowance for loan losses as a percent of total non-performing loans	88.68	51.44	50.25
Non-performing loans as a percent of total loans receivable	1.11	2.44	2.68
Non-performing assets as a percent of total assets	1.08	1.96	2.00

Wealth Management
Assets under administration	$224,421	$229,289	$211,976

(1)	Ratios are annualized

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank serving Ocean, Monmouth and Middlesex Counties in New Jersey. The term the “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management services, deposit accounts, the sale of investment products, loan originations, loan servicing, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company’s net interest margin has expanded over the prior year periods as the Company has succeeded in growing commercial loans resulting in a shift in asset mix from lower-yielding interest-earning deposits and securities into higher-yielding loans. The net interest margin also benefited from the prepayment of $159.0 million of Federal Home Loan Bank (“FHLB”) advances in the fourth quarter of 2013 and from the rising interest rate environment in 2013 which steepened the yield curve, slowed loan refinance activity and improved yields on newly originated loans and investments. More recently, the net interest margin for the quarter ended September 30, 2014 decreased slightly from the prior linked quarter due to a temporary increase in low yielding interest-earning deposits and the extension of overnight borrowings into longer-term borrowings. Based upon current economic conditions, the Federal Reserve has indicated that it anticipates that short-term interest rates will remain at current levels for a considerable time, especially if projected inflation continues to run below the 2% longer-run goal, and provided that longer-term inflation expectations remain well-anchored. Additionally, the Federal Reserve concluded its bond buying program in October 2014. The increase in longer-term rates and related reduction in loan refinance activity has caused a decrease in the Company’s loan sale volume and therefore lower income from the net gain on the sale of loans. More recently, worldwide economic and geopolitical uncertainty has caused longer-term interest rates to decline, which may have an adverse impact on the Company’s net interest margin in future periods.

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded modestly in 2013 and continues to show modest growth again in 2014. Labor market conditions improved as the national and local unemployment rates in the first nine months of 2014 both decreased compared to prior year levels. Despite these signs, the economic recovery remains modest.

Highlights of the Company’s financial results for the three and nine months ended September 30, 2014 were as follows:

On October 23, 2014, the Company announced a $0.01 increase in the quarterly cash dividend, to $0.13 per share.

On September 30, 2014, the Company completed the bulk sale of certain non-performing residential mortgage loans with an aggregate carrying value of $23.1 million, for net cash consideration of $18.7 million. The sale resulted in a total loan charge-off of $5.0 million, including uncollected loan escrow receivables, through the Allowance for Loan Losses in the quarter ended September 30, 2014. The sale represented 56.9% of the Company’s reported non-performing loans at June 30, 2014. The non-performing loan sale improves the credit risk profile of the loan portfolio and is expected to increase net interest income and reduce foreclosure-related expenses, lower overhead costs and reduce the FDIC insurance assessment in future periods.

Total assets increased to $2.309 billion at September 30, 2014, from $2.250 billion at December 31, 2013. Loans receivable, net increased $90.6 million at September 30, 2014, as compared to December 31, 2013 primarily due to growth in commercial loans of $90.0 million.

Net income for the three months ended September 30, 2014 was $5.2 million, or $0.31 per diluted share, as compared to net income of $5.0 million, or $0.29 per diluted share for the corresponding prior year period. Net income benefited from improved net interest income, higher other income primarily relating to gains on the sale of securities, partly offset by increased operating expenses and higher loan loss provision. Additionally earnings per share benefited from a reduction in average shares outstanding.

Net interest income for the three months ended September 30, 2014 increased to $18.1 million, as compared to $17.5 million in the same prior year period, reflecting a higher net interest margin. The net interest margin increased to 3.27% for the three months ended September 30, 2014, as compared to 3.20% for the corresponding prior year period.

The provision for loan losses for the three months ended September 30, 2014 increased to $1.0 million, as compared to $700,000 in the same prior year period, partly due to the charge-off related to the bulk sale of non-performing loans.

Other income increased to $5.3 million for the three months ended September 30, 2014, as compared to $4.4 million in the same prior year period. The increase was due to higher gain on sale of investment securities, increased fees and service charges and a reduction in losses from other real estate operations, partly offset by lower gain on sales of loans. Operating expenses increased $795,000 primarily due to personnel additions in revenue producing areas and higher professional fees.

The Company remains well-capitalized with a tangible common equity ratio of 9.47%. On July 24, 2014, the Company announced the completion of its 2012 common stock repurchase program and the subsequent authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. At September 30, 2014, there were 835,059 shares available for repurchase.

Return on average stockholders’ equity was 9.50% for the three months ended September 30, 2014, as compared to 9.17% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2014 and 2013. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2014			2013
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$56,523	$17	0.12%	$46,311	$16	0.14%
Securities (1) and FHLB stock	529,116	2,181	1.65	631,016	2,565	1.63
Loans receivable, net (2)	1,631,680	17,944	4.40	1,519,002	17,403	4.58

Total interest-earning assets	2,217,319	20,142	3.63	2,196,329	19,984	3.64

Non-interest-earning assets	117,509			115,016

Total assets	$2,334,828			$2,311,345

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,279,313	262	0.08	$1,317,181	387	0.12
Time deposits	213,627	748	1.40	211,584	720	1.36

Total	1,492,940	1,010	0.27	1,528,765	1,107	0.29
Borrowed funds	325,897	1,032	1.27	329,281	1,333	1.62

Total interest-bearing liabilities	1,818,837	2,042	0.45	1,858,046	2,440	0.53

Non-interest-bearing deposits	279,144			219,723
Non-interest-bearing liabilities	19,436			16,827

Total liabilities	2,117,417			2,094,596
Stockholders’ equity	217,411			216,749

Total liabilities and stockholders’ equity	$2,334,828			$2,311,345

Net interest income		$18,100			$17,544

Net interest rate spread (3)			3.18%			3.11%

Net interest margin (4)			3.27%			3.20%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014			2013
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$37,572	$27	0.10%	$56,142	$61	0.14%
Securities (1) and FHLB stock	547,983	7,038	1.71	615,211	7,642	1.66
Loans receivable, net (2)	1,592,864	52,720	4.41	1,514,693	52,493	4.62

Total interest-earning assets	2,178,419	59,785	3.66	2,186,046	60,196	3.67

Non-interest-earning assets	117,313			117,516

Total assets	$2,295,732			$2,303,562

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,286,412	873	0.09	$1,322,095	1,389	0.14
Time deposits	214,821	2,219	1.38	216,198	2,218	1.37

Total	1,501,233	3,092	0.27	1,538,293	3,607	0.31
Borrowed funds	313,519	2,369	1.01	325,251	4,312	1.77

Total interest-bearing liabilities	1,814,752	5,461	0.40	1,863,544	7,919	0.57

Non-interest-bearing deposits	247,469			204,568
Non-interest-bearing liabilities	16,895			16,463

Total liabilities	2,079,116			2,084,575
Stockholders’ equity	216,616			218,987

Total liabilities and stockholders’ equity	$2,295,732			$2,303,562

Net interest income		$54,324			$52,277

Net interest rate spread (3)			3.26%			3.10%

Net interest margin (4)			3.33%			3.19%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased by $59.0 million to $2.309 billion at September 30, 2014, from $2.250 billion at December 31, 2013. Securities in the aggregate, decreased by $31.9 million, to $507.5 million at September 30, 2014, as compared to $539.4 million at December 31, 2013. Loans receivable, net, increased by $90.6 million, an annualized growth rate of 7.8%, to $1.632 billion at September 30, 2014 from $1.542 billion at December 31, 2013, primarily due to growth in commercial loans of $90.0 million. The growth in commercial loans was primarily due to the strategic expansion of the commercial lending group.

Deposits increased by $34.5 million, to $1.781 billion at September 30, 2014, from $1.747 billion at December 31, 2013. To fund loan growth, FHLB advances increased $30.2 million, to $205.2 million at September 30, 2014, from $175.0 million at December 31, 2013.

Stockholders’ equity increased to $218.7 million at September 30, 2014, as compared to $214.4 million at December 31, 2013. Net income for the period was partly offset by the repurchase of 334,630 shares of common stock for $5.6 million (average cost per share of $16.62) and the cash dividend on common stock of $6.1 million. At September 30, 2014, there were 835,059 shares available for repurchase under the stock repurchase program adopted in July of 2014.

Comparison of Operating Results for the Three and Nine months Ended September 30, 2014 and September 30, 2013

General

Net income for the three and nine months ended September 30, 2014 increased to $5.2 million and $15.0 million, respectively, or $0.31 per diluted share and $0.89 per diluted share, respectively, as compared to net income of $5.0 million and $14.4 million, respectively, or $0.29 per diluted share and $0.84 per diluted share, respectively, for the corresponding prior year periods. The increases were primarily due to improved net interest income, higher other income primarily relating to gains on the sale of securities, partly offset by increased operating expenses. Net income for the nine months ended September 30, 2014 also benefited from a reduction in the provision for loan losses. Additionally, earnings per share for both the three and nine months ended September 30, 2014 benefited from the reduction in average shares outstanding.

Interest Income

Interest income for the three months ended September 30, 2014 increased to $20.1 million, as compared to $20.0 million for the corresponding prior year period. Despite a 1 basis point decline in the yield on average interest-earning assets for the three months ended September 30, 2014, as compared to the corresponding prior year period, the asset yield still benefited from a shift in the mix of interest-earning assets as average loans receivable, net increased $112.7 million for the three months ended September 30, 2014, while average interest-earning securities decreased $101.9 million, as compared to the same prior year period. Overall, average interest-earning assets increased $21.0 million for the three months ended September 30, 2014, as compared to the same prior year period. Interest income for the nine months ended September 30, 2014 decreased to $59.8 million, as compared to $60.2 million for the corresponding prior year period. The yield on average interest-earning assets also decreased by 1 basis point for the nine months ended September 30, 2014, as compared to the corresponding prior year period, however, the asset yield still benefited from a shift in the mix of interest-earning assets as average loans receivable, net increased $78.2 million for the nine months ended September 30, 2014, while average interest-earning securities decreased $67.2 million, as compared to the same prior year period. For the nine months ended September 30, 2014, average interest-earning assets decreased $7.6 million as compared to the same prior year period.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $2.0 million and $5.5 million, respectively, as compared to $2.4 million and $7.9 million, respectively, in the corresponding prior year periods. The cost of average interest-bearing liabilities decreased to 0.45% and 0.40%, respectively, for the three and nine months ended September 30, 2014, as compared to 0.53% and 0.57%, respectively, in the same prior year periods. The decrease was partly due to the prepayment of $159.0 million of FHLB advances with a weighted average cost of 2.31% in the fourth quarter of 2013. Average interest-bearing liabilities decreased by $39.2 million and $48.8 million, respectively, for the three and nine months ended September 30, 2014 primarily due to a decline in average interest-bearing deposits of $35.8 million and $37.1 million, respectively. This interest-bearing funding was partly replaced by an increase of $59.4 million and $42.9 million, respectively, in average non-interest-bearing deposits for the three and nine months ended September 30, 2014, as compared to the same prior year periods.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2014 increased to $18.1 million and $54.3 million, respectively, as compared to $17.5 million and $52.3 million, respectively, in the same prior year periods, reflecting a higher net interest margin. The net interest margin increased to 3.27% and 3.33%, respectively, for the three and nine months ended September 30, 2014, from 3.20% and 3.19%, respectively, in the same prior year periods primarily due to a reduction in the cost of average interest-bearing liabilities.

Provision for Loan Losses

For the three and nine months ended September 30, 2014, the provision for loan losses was $1.0 million and $1.8 million, respectively, as compared to $700,000 and $2.6 million, respectively, for the corresponding prior year periods. The increase for the three months ended September 30, 2014, as compared to the prior year quarter was due to the non-performing loan sale which resulted in a charge-off of $5.0 million on these loans. Also, for the three months ended September 30, 2014, there were additional net charge-offs of $654,000 on loans retained in the loan portfolio as compared to net charge-offs of $633,000 in the prior year quarter. In evaluating the level of the Allowance for Loan Losses at September 30, 2014 and related provision for loan losses, the Company considered the improved risk profile of the loan portfolio in light of the significant reduction in residential non-performing loans from the bulk sale and an improvement in the collectability of several commercial real estate loans. Non-performing loans amounted to $18.4 million at September 30, 2014, a decrease of $22.3 million, or 54.8%, as compared to June 30, 2014 and $27.0 million, or 59.5%, as compared to December 31, 2013. Non-performing loans as a percent of total loans receivable decreased to 1.11% at September 30, 2014, as compared to 2.44% at June 30, 2014 and 2.88% at December 31, 2013. Additionally, the allowance for loan losses as a percent of total non-performing loans increased to 88.68% at September 30, 2014, from 51.44% at June 30, 2014 and 46.14% at December 31, 2013.

Other Income

For the three and nine months ended September 30, 2014, other income increased to $5.3 million and $14.0 million, respectively, as compared to $4.4 million and $12.4 million, respectively, in the same prior year periods. For the three and nine months ended September 30, 2014, fees and service charges increased $280,000 and $862,000, respectively, as compared to the same prior year periods primarily due to a revised fee and product structure. For the three and nine months ended September 30, 2014, the net gain on the sale of loans decreased to $226,000 and $577,000, respectively, as compared to $316,000 and $877,000, respectively, in the same prior year periods. The gain on the sale of loans for the nine months ended September 30, 2013 was adversely impacted by a provision of $975,000 added to the reserve for repurchased loans and loss sharing obligations, as compared to no provision in the current period. The prior year provision was related to loans sold to the FHLB as part of its Mortgage Partnership Finance program. Compared to prior periods, the gain on sale of loans was adversely impacted by reductions in loans sold (excluding the bulk sale of non-performing loans) to $9.8 million and $31.0 million, respectively, for the three and nine months ended September 30, 2014, as compared to $19.2 million and $88.3 million, respectively, for the corresponding prior year periods, as increasing longer-term interest rates reduced one-to-four family loan refinance activity. For both the three and nine months ended September 30, 2014, the Company recognized gains of $591,000 and $938,000, respectively, on the sale of equity securities, as compared to gains of $0 and $42,000, respectively, in the corresponding prior year periods. For the three months ended September 30, 2014, the net loss from real estate operations decreased to $24,000 as compared to a net loss of $188,000 in the same prior year period. For the nine months ended September 30, 2014, the net loss from real estate operations increased to $164,000, as compared to a net loss of $112,000 in the same prior year period.

Operating Expenses

Operating expenses increased to $14.4 million and $43.4 million, respectively, for the three and nine months ended September 30, 2014, as compared to $13.7 million and $39.8 million, respectively, in the same prior year periods. Compensation and employee benefits expense increased $349,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2014, as compared to the same prior year periods, primarily due to personnel additions in revenue producing areas. Additionally, compensation and employee benefits expense for the nine months ended September 30, 2014 includes $196,000 in non-recurring severance related expenses due to the Company’s second quarter strategic decision to improve efficiency in the residential mortgage loan area. For the three months ended September 30, 2014, professional fees increased by $346,000 as compared to the corresponding prior year period.

Provision for Income Taxes

The provision for income taxes was $2.8 million and $8.1 million, respectively, for the three and nine months ended September 30, 2014, as compared to $2.7 million and $7.8 million, respectively, for the same prior year periods. The effective tax rate was 35.1%, for both the three and nine months ended September 30, 2014, as compared to 34.9% and 35.2% in the same prior year periods.

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

At September 30, 2014 the Company had $500,000 in outstanding overnight borrowings from the FHLB compared to $35.0 million outstanding at December 31, 2013. The Company periodically utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $205.2 million and $175.0 million, respectively, at September 30, 2014 and December 31, 2013.

The Company’s cash needs for the nine months ended September 30, 2014 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities, the sale of investment securities available-for-sale, deposit growth and increased total borrowings. The cash was principally utilized for loan originations and the purchase of investment and mortgage-backed securities. The Company’s cash needs for the nine months ended September 30, 2013 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to reduce total borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At September 30, 2014, outstanding undrawn lines of credit totaled $290.3 million; outstanding commitments to originate loans totaled $86.2 million; and outstanding commitments to sell loans totaled $5.6 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $114.2 million at September 30, 2014. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the nine months ended September 30, 2014, the Company repurchased 334,630 shares of common stock at a total cost of $5.6 million, compared with repurchases of 533,018 shares at a cost of $8.1 million for the nine months ended September 30, 2013. At September 30, 2014, there were 835,059 shares available to be repurchased under the stock repurchase program adopted July of 2014.

Cash dividends on common stock declared and paid during the first nine months of 2014 were $6.1 million, as compared to $6.2 million in the same prior year period. On October 22, 2014, the Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share, an increase of $0.01 per share, or 8.3%, compared to the quarter ended June 30, 2014. The dividend is payable on November 14, 2014 to stockholders of record at the close of business on November 3, 2014.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. For the nine months ended September 30, 2014, the Company received dividend payments of $12.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At September 30, 2014, OceanFirst Financial Corp. held $23.6 million in cash and $633,000 in investment securities available-for-sale.

As of September 30, 2014, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible	$221,965	9.57%	$34,804	1.50%
Tier 1 leverage	221,965	9.57	92,810	4.00
Tier 1 risk-based	221,965	14.25	62,290	4.00
Total risk-based	238,325	15.30	124,581	8.00

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

At September 30, 2014, the Company maintained tangible common equity of $218.7 million, for a tangible common equity to assets ratio of 9.47%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $5.6 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2014 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$294,153	$81,957	$40,000	$149,696	$22,500
Commitments to Fund Undrawn Lines of Credit	290,278	290,278	—	—	—
Commitments to Originate Loans	86,153	86,153	—	—	—

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

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$3,759	$28,213
Commercial real estate	12,713	12,304
Consumer	1,811	4,328
Commercial and industrial	109	515

Total non-performing loans	18,392	45,360
Other real estate owned	6,466	4,345

Total non-performing assets	$24,858	$49,705

Delinquent loans 30-89 days	$10,407	$9,147

Allowance for loan losses as a percent of total loans receivable	0.98%	1.33%
Allowance for loan losses as a percent of total non-performing loans	88.68	46.14
Non-performing loans as a percent of total loans receivable	1.11	2.88
Non-performing assets as a percent of total assets	1.08	2.21

The decrease in non-performing loans was due to the bulk sale of most non-performing residential and consumer mortgage loans with an aggregate carrying value of $23.1 million. The sale represented 56.9% and 51.0%, respectively, of the Company’s reported non-performing loans at June 30, 2014 and December 31, 2013. Included in the non-performing loan total at September 30, 2014 was $2.6 million of troubled debt restructured loans, as compared to $9.7 million of troubled debt restructured loans at June 30, 2014 and December 31, 2013. Non-performing loans are concentrated in commercial real estate, which comprise 69.1% of the total at September 30, 2014.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	September 30, 2014	December 31, 2013
Special Mention	$16,176	$5,843
Substandard	35,384	66,246
Doubtful	4	859

The largest non-performing and substandard loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility located in New Jersey for $6.5 million, criticized due to delinquent payments, continual losses and covenant violations. The largest Special Mention loan at September 30, 2014 is a $4.5 million commercial real estate loan to a single borrower operating several fitness/health club facilities who is current as to payments. The borrower has filed Chapter XI bankruptcy relating to another bank’s legal proceedings on an unrelated property.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2014, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2014, the Company’s one-year gap was negative 1.3% as compared to negative 10.8% at December 31, 2013. The change from December 31, 2013 was primarily due to the term extension of new and existing FHLB Advances.

At September 30, 2014	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$2,792	$—	$—	$—	$—	$2,792
Investment securities	67,005	36,243	62,080	11,581	1,229	178,138
Mortgage-backed securities	43,629	36,632	89,281	78,239	93,730	341,511
FHLB stock	—	—	—	—	14,785	14,785
Loans receivable (2)	299,755	357,826	433,842	288,203	268,375	1,648,001

Total interest-earning assets	413,181	430,701	585,203	378,023	378,119	2,185,227

Interest-bearing liabilities:
Money market deposit accounts	8,906	13,984	31,177	23,989	32,665	110,721
Savings accounts	66,575	22,561	49,817	37,706	117,400	294,059
Interest-bearing checking accounts	485,393	55,024	103,692	84,527	159,372	888,008
Time deposits	42,467	71,732	54,568	40,730	1,806	211,303
FHLB advances	20,787	868	37,374	146,167	—	205,196
Securities sold under agreements to repurchase and other borrowings	83,957	—	5,000	—	—	88,957

Total interest-bearing liabilities	708,085	164,169	281,628	333,119	311,243	1,798,244

Interest sensitivity gap (3)	$(294,904)	$266,532	$303,575	$44,904	$66,876	$386,983

Cumulative interest sensitivity gap	$(294,904)	$(28,372)	$275,203	$320,107	$386,983	$386,983

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(13.50)%	(1.30)%	12.59%	14.65%	17.71%	17.71%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2014 and December 31, 2013. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2013 Form 10-K.

	September 30, 2014					December 31, 2013
	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$256,184	(11.6)%	11.9%	$68,346	(3.3)%	$249,034	(15.4)%	11.8%	$58,521	(14.6)%
200	271,837	(6.3)	12.3	69,838	(1.2)	267,316	(9.2)	12.4	62,558	(8.7)
100	283,838	(2.1)	12.5	70,438	(0.3)	282,633	(4.0)	12.8	65,691	(4.2)
Static	289,960	—	12.5	70,662	—	294,381	—	13.0	68,554	—
(100)	286,992	(1.0)	12.1	67,483	(4.5)	299,481	1.7	12.9	66,487	(3.0)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$27,657	$33,958
Securities available-for-sale, at estimated fair value	20,683	43,836
Securities held-to-maturity, net (estimated fair value of $493,059 at September 30, 2014 and $495,082 at December 31, 2013)	486,819	495,599
Federal Home Loan Bank of New York stock, at cost	14,785	14,518
Loans receivable, net	1,632,026	1,541,460
Mortgage loans held for sale	3,096	785
Interest and dividends receivable	5,579	5,380
Other real estate owned	6,466	4,345
Premises and equipment, net	24,690	23,684
Servicing asset	3,577	4,178
Bank Owned Life Insurance	55,668	54,571
Deferred tax asset	15,612	15,239
Other assets	12,043	12,158

Total assets	$2,308,701	$2,249,711

Liabilities and Stockholders’ Equity

Deposits	$1,781,227	$1,746,763
Securities sold under agreements to repurchase with retail customers	61,457	68,304
Federal Home Loan Bank advances	205,196	175,000
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	6,716	6,471
Other liabilities	7,955	11,323

Total liabilities	2,090,051	2,035,361

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,118,314 and 17,387,049 shares outstanding at September 30, 2014 and December 31, 2013, respectively	336	336
Additional paid-in capital	264,948	263,319
Retained earnings	214,952	206,201
Accumulated other comprehensive loss	(7,189)	(6,619)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,401)	(3,616)
Treasury stock 16,448,458 and 16,179,723 shares at September 30, 2014 and December 31, 2013, respectively	(250,996)	(245,271)
Common stock acquired by Deferred Compensation Plan	(302)	(665)
Deferred Compensation Plan Liability	302	665

Total stockholders’ equity	218,650	214,350

Total liabilities and stockholders’ equity	$2,308,701	$2,249,711

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest income:
Loans	$17,944	$17,403	$52,720	$52,493
Mortgage-backed securities	1,642	1,865	5,136	5,540
Investment securities and other	556	716	1,929	2,163

Total interest income	20,142	19,984	59,785	60,196

Interest expense:
Deposits	1,010	1,107	3,092	3,607
Borrowed funds	1,032	1,333	2,369	4,312

Total interest expense	2,042	2,440	5,461	7,919

Net interest income	18,100	17,544	54,324	52,277

Provision for loan losses	1,000	700	1,805	2,600

Net interest income after provision for loan losses	17,100	16,844	52,519	49,677

Other income:
Bankcard services revenue	914	943	2,603	2,675
Wealth management revenue	579	628	1,727	1,583
Fees and service charges	2,397	2,117	6,533	5,671
Loan servicing income	239	200	693	528
Net gain on sales of investment securities available-for-sale	591	—	938	42
Net gain on sales of loans available-for-sale	226	316	577	877
Net loss from other real estate operations	(24)	(188)	(164)	(112)
Income from Bank Owned Life Insurance	382	419	1,097	1,067
Other	—	1	2	20

Total other income	5,304	4,436	14,006	12,351

Operating expenses:
Compensation and employee benefits	7,746	7,397	23,562	21,014
Occupancy	1,327	1,364	4,154	4,104
Equipment	879	675	2,403	2,003
Marketing	294	444	1,436	1,142
Federal deposit insurance	534	538	1,618	1,598
Data processing	1,111	1,067	3,168	3,002
Check card processing	518	454	1,458	1,288
Professional fees	704	358	1,602	1,673
Other operating expense	1,336	1,357	4,016	3,984

Total operating expenses	14,449	13,654	43,417	39,808

Income before provision for income taxes	7,955	7,626	23,108	22,220
Provision for income taxes	2,790	2,658	8,120	7,828

Net income	$5,165	$4,968	$14,988	$14,392

Basic earnings per share	$0.31	$0.29	$0.89	$0.84

Diluted earnings per share	$0.31	$0.29	$0.89	$0.84

Average basic shares outstanding	16,623	17,047	16,748	17,145

Average diluted shares outstanding	16,704	17,210	16,865	17,194

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net income	$5,165	$4,968	$14,988	$14,392
Other comprehensive income:
Unrealized loss on securities (net of tax benefit of $100 and $386 in 2014 and $1,498 and $4,859 in 2013)	(144)	(2,169)	(558)	(7,035)
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $142 and $375 in 2014)	206	—	542	—
Reclassification adjustment for gains included in net income (net of tax expense of $241 and $383 in 2014 and $17 in 2013)	(349)	—	(554)	(25)

Total comprehensive income	$4,878	$2,799	$14,418	$7,332

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2012	$—	$336	$262,704	$198,109	$49	$(3,904)	$(237,502)	$(647)	$647	$219,792
Net income	—	—	—	14,392	—	—	—	—	—	14,392
Other comprehensive loss, net of tax	—	—	—	—	(7,060)	—	—	—	—	(7,060)
Stock awards	—	—	509	—	—	—	—	—	—	509
Treasury stock allocated to restricted stock plan	—	—	(259)	4	—	—	255	—	—	—
Purchased 533,018 shares of common stock	—	—	—	—	—	—	(8,107)	—	—	(8,107)
Allocation of ESOP stock	—	—	171	—	—	216	—	—	—	387
Cash dividend $0.36 per share	—	—	—	(6,208)	—	—	—	—	—	(6,208)
Exercise of stock options	—	—	—	(6)	—	—	70	—	—	64
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(13)	13	—

Balance at September 30, 2013	$—	$336	$263,125	$206,291	$(7,011)	$(3,688)	$(245,284)	$(660)	$660	$213,769

Balance at December 31, 2013	$—	$336	$263,319	$206,201	$(6,619)	$(3,616)	$(245,271)	$(665)	$665	$214,350
Net income	—	—	—	14,988	—	—	—	—	—	14,988
Other comprehensive loss, net of tax	—	—	—	—	(570)	—	—	—	—	(570)
Tax benefit of stock plans	—	—	57	—	—	—	—	—	—	57
Stock awards	—	—	678	—	—	—	—	—	—	678
Treasury stock allocated to restricted stock plan	—	—	678	(99)	—	—	(579)	—	—	—
Purchased 334,630 shares of common stock	—	—	—	—	—	—	(5,562)	—	—	(5,562)
Allocation of ESOP stock	—	—	216	—	—	215	—	—	—	431
Cash dividend $0.36 per share	—	—	—	(6,071)	—	—	—	—	—	(6,071)
Exercise of stock options	—	—	—	(67)	—	—	416	—	—	349
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	363	(363)	—

Balance at September 30, 2014	$—	$336	$264,948	$214,952	$(7,189)	$(3,401)	$(250,996)	$(302)	$302	$218,650

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$14,988	$14,392

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,161	2,131
Allocation of ESOP stock	431	387
Stock awards	678	509
Amortization of servicing asset	874	1,075
Net premium amortization in excess of discount accretion on securities	2,161	2,861
Net amortization of deferred costs and discounts on loans	61	440
Provision for loan losses	1,805	2,600
Provision for repurchased loans and loss sharing obligations	—	975
Net gain on sale of other real estate owned	(151)	(35)
Net gain on sales of investment securities available-for-sale	(938)	(42)
Net gain on sales of loans	(577)	(1,852)
Proceeds from sales of mortgage loans held for sale	31,313	88,383
Mortgage loans originated for sale	(33,320)	(83,173)
Increase in value of Bank Owned Life Insurance	(1,097)	(1,067)
Increase in interest and dividends receivable	(199)	(111)
Decrease in other assets	136	443
Decrease in other liabilities	(3,368)	(1,139)

Total adjustments	(30)	12,385

Net cash provided by operating activities	14,958	26,777

Cash flows from investing activities:
Net increase in loans receivable	(76,194)	(5,193)
Purchase of loans receivable	(20,574)	—
Purchase of investment securities available-for-sale	(10,616)	(28,292)
Purchase of mortgage-backed securities available-for-sale	—	(127,582)
Purchase of mortgage-backed securities held-to-maturity	(35,203)	—
Purchase of investment securities held-to-maturity	(5,003)	(246)
Proceeds from maturities of investment securities available-for-sale	5,706	20,396
Proceeds from the sale of investment securities available-for-sale	7,713	603
Proceeds from maturities of investment securities held-to-maturity	25,001	1,970
Principal repayments on mortgage-backed securities available-for-sale	—	75,495
Principal repayments on mortgage-backed securities held-to-maturity	42,148	7,362
(Increase) decrease in Federal Home Loan Bank of New York stock	(267)	1,850
Proceeds from sales of other real estate owned	2,366	1,914
Purchases of premises and equipment	(3,167)	(2,539)

Net cash used in investing activities	(68,090)	(54,262)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2014	2013
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$34,464	$49,243
(Decrease) increase in short-term borrowings	(91,651)	9,160
Proceeds from Federal Home Loan Bank advances	205,000	25,000
Repayments of Federal Home Loan Bank advances	(90,000)	(61,000)
Increase in advances by borrowers for taxes and insurance	245	844
Exercise of stock options	349	64
Purchase of treasury stock	(5,562)	(8,107)
Dividends paid	(6,071)	(6,208)
Tax benefit of stock plans	57	—

Net cash provided by financing activities	46,831	8,996

Net decrease in cash and due from banks	(6,301)	(18,489)

Cash and due from banks at beginning of period	33,958	62,544

Cash and due from banks at end of period	$27,657	$44,055

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,197	$8,008
Income taxes	9,001	6,793
Non-cash activities:
Reclassification of securities available-for-sale to held-to-maturity	—	536,010
Loans charged-off, net	6,425	2,223
Transfer of loans receivable to other real estate owned	4,336	2,928

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for all of 2014. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Weighted average shares issued net of Treasury shares	17,132	17,590	17,261	17,689
Less: Unallocated ESOP shares	(407)	(442)	(416)	(450)
Unallocated incentive award shares and shares held by deferred compensation plan	(102)	(101)	(97)	(94)

Average basic shares outstanding	16,623	17,047	16,748	17,145
Add: Effect of dilutive securities:
Stock options	61	124	93	9
Shares held by deferred compensation plan	20	39	24	40

Average diluted shares outstanding	16,704	17,210	16,865	17,194

For the three months ended September 30, 2014 and 2013, antidilutive stock options of 781,000 and 584,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2014 and 2013, antidilutive stock options of 764,000 and 948,000, respectively, were excluded from earnings per share calculations.

Note 3. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$19,973	$9	$(5)	$19,977
Equity investments	633	95	(22)	706

Total investment securities available-for-sale	$20,606	$104	$(27)	$20,683

Held-to-maturity:
Investment securities:
U.S. agency obligations	$86,648	$128	$(72)	$86,704
State and municipal obligations	15,884	41	(6)	15,919
Corporate debt securities	55,000	—	(7,000)	48,000

Total investment securities	157,532	169	(7,078)	150,623

Mortgage-backed securities:
FHLMC	147,477	459	(2,404)	145,532
FNMA	193,390	4,684	(1,940)	196,134
GNMA	644	126	—	770

Total mortgage-backed securities	341,511	5,269	(4,344)	342,436

Total held-to-maturity	$499,043	$5,438	$(11,422)	$493,059

Total securities	$519,649	$5,542	$(11,449)	$513,742

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$35,128	$161	$—	$35,289
Equity investments	6,757	1,790	—	8,547

Total investment securities available-for-sale	$41,885	$1,951	$—	$43,836

Held-to-maturity:
Investment securities:
U.S. agency obligations	$82,406	$153	$(144)	$82,415
State and municipal obligations	21,784	36	(35)	21,785
Corporate debt securities	55,000	—	(10,750)	44,250

Total investment securities	159,190	189	(10,929)	148,450

Mortgage-backed securities:
FHLMC	148,759	447	(4,552)	144,654
FNMA	200,070	4,659	(3,607)	201,122
GNMA	721	135	—	856

Total mortgage-backed securities	349,550	5,241	(8,159)	346,632

Total held-to-maturity	$508,740	$5,430	$(19,088)	$495,082

Total securities	$550,625	$7,381	$(19,088)	$538,918

During the third quarter 2013 the Bank transferred $536.0 million of previously-designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Amortized cost	$499,043	$508,740
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	1,123	206

Carrying value	$486,819	$495,599

Net realized gains on the sale of securities for the nine months ended September 30, 2014 and 2013 were $938,000 and $42,000, respectively. Net realized gains on the sale of securities for the three months ended September 30, 2014 were $591,000. There were no realized gains or losses on the sale of securities for the three months ended September 30, 2013.

The amortized cost and estimated fair value of investment securities, excluding equity investments, at September 30, 2014 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2014, corporate debt securities with an amortized cost and estimated fair value of $55.0 million and $48.0 million, respectively, were callable prior to the maturity date.

September 30, 2014	Amortized Cost	Estimated Fair Value

Less than one year	$48,248	$48,333
Due after one year through five years	73,661	73,670
Due after five years through ten years	596	597
Due after ten years	55,000	48,000

	$177,505	$170,600

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at September 30, 2014 and December 31, 2013, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At September 30, 2014
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available-for-sale:
Investment securities:
U.S. agency obligations	$9,961	$(5)	$—	$—	$9,961	$(5)
Equity investments	363	(22)	—	—	363	(22)

Total investment securities available-for-sale	$10,324	$(27)	$—	$—	$10,324	$(27)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$10,118	$(17)	$25,458	$(55)	$35,576	$(72)
State and municipal obligations	—	—	2,042	(6)	2,042	(6)
Corporate debt securities	—	—	48,000	(7,000)	48,000	(7,000)

Total investment securities	10,118	(17)	75,500	(7,061)	85,618	(7,078)

Mortgage-backed securities:
FHLMC	31,128	(629)	81,090	(1,775)	112,218	(2,404)
FNMA	19,351	(123)	62,265	(1,817)	81,616	(1,940)

Total mortgage-backed securities	50,479	(752)	143,355	(3,592)	193,834	(4,344)

Total held-to-maturity	$60,597	$(769)	$218,855	$(10,653)	$279,452	$(11,422)

Total securities	$70,921	$(796)	$218,855	$(10,653)	$289,776	$(11,449)

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Held-to-maturity:
Investment securities:
U.S. agency obligations	$35,747	$(144)	$—	$—	$35,747	$(144)
State and municipal obligations	3,526	(31)	1,153	(4)	4,679	(35)
Corporate debt securities	—	—	44,250	(10,750)	44,250	(10,750)

Total investment securities	39,273	(175)	45,403	(10,754)	84,676	(10,929)

Mortgage-backed securities:
FHLMC	122,365	(4,552)	—	—	122,365	(4,552)
FNMA	84,467	(3,607)	—	—	84,467	(3,607)

Total mortgage-backed securities	206,832	(8,159)	—	—	206,832	(8,159)

Total held-to-maturity	$246,105	$(8,334)	$45,403	$(10,754)	$291,508	$(19,088)

At September 30, 2014, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$13,050	Ba1/BB
Chase Capital	10,000	8,700	Baa2/BBB-
Wells Fargo Capital	5,000	4,400	A3/BBB+
Huntington Capital	5,000	4,300	Baa3/BB
Keycorp Capital	5,000	4,400	Baa3/BB+
PNC Capital	5,000	4,400	Baa2/BBB-
State Street Capital	5,000	4,350	A3/BBB
SunTrust Capital	5,000	4,400	Baa3/BB

	$55,000	$48,000

At September 30, 2014, the estimated fair value of each corporate debt security was below cost. However, the estimated fair value of the corporate debt securities increased as compared to December 31, 2013. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at September 30, 2014. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at September 30, 2014.

Note 4. Loans Receivable, Net

Loans receivable, net at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013

Real estate:
One-to-four family	$738,575	$750,585
Commercial real estate, multi family and land	599,917	528,945
Residential construction	41,143	30,821
Consumer	199,842	200,683
Commercial and industrial	79,608	60,545

Total loans	1,659,085	1,571,579
Loans in process	(14,180)	(12,715)
Deferred origination costs, net	3,431	3,526
Allowance for loan losses	(16,310)	(20,930)

Loans receivable, net	$1,632,026	$1,541,460

At September 30, 2014 and December 31, 2013, loans in the amount of $18,392,000 and $45,360,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At September 30, 2014, the impaired loan portfolio totaled $36,882,000 for which there was a specific allocation in the allowance for loan losses of $2,390,000. At December 31, 2013, the impaired loan portfolio totaled $39,903,000 for which there was a specific allocation in the allowance for loan losses of $3,647,000. The average balance of impaired loans for the three and nine months ended September 30, 2014 was $41,749,000 and $42,162,000, respectively, and $36,320,000 and $39,045,000, respectively, for the same prior year periods.

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$20,936	$20,820	$20,930	$20,510
Provision charged to operations	1,000	700	1,805	2,600
Charge-offs	(5,783)	(768)	(6,915)	(3,068)
Recoveries	157	135	490	845

Balance at end of period	$16,310	$20,887	$16,310	$20,887

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013 (in thousands):

	Residential Real Estate	Commercial Real Estate		Consumer	Commercial and Industrial	Unallocated		Total
For the three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$4,397	$11,077		$1,284	$1,163	$3,015		$20,936
Provision (benefit) charged to operations	4,982	(2,510	)(A)	173	(123)	(1,522	)(B)	1,000
Charge-offs	(5,424)	(323)		(35)	(1)	—		(5,783)
Recoveries	152	—		4	1	—		157

Balance at end of period	$4,107	$8,244		$1,426	$1,040	$1,493		$16,310

For the three months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$4,900	$9,774		$1,939	$1,093	$3,114		$20,820
Provision (benefit) charged to operations	110	(328)		192	419	307		700
Charge-offs	(328)	—		(440)	—	—		(768)
Recoveries	60	—		75	—	—		135

Balance at end of period	$4,742	$9,446		$1,766	$1,512	$3,421		$20,887

For the nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$4,859	$10,371		$1,360	$1,383	$2,957		$20,930
Provision (benefit) charged to operations	5,007	(1,813)		368	(293)	(1,464)		1,805
Charge-offs	(6,193)	(323)		(348)	(51)	—		(6,915)
Recoveries	434	9		46	1	—		490

Balance at end of period	$4,107	$8,244		$1,426	$1,040	$1,493		$16,310

For the nine months ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$5,241	$8,937		$2,264	$1,348	$2,720		$20,510
Provision (benefit) charged to operations	959	459		85	396	701		2,600
Charge-offs	(2,017)	—		(816)	(235)	—		(3,068)
Recoveries	559	50		233	3	—		845

Balance at end of period	$4,742	$9,446		$1,766	$1,512	$3,421		$20,887

September 30, 2014
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$116	$1,925		$349	$—	$—		$2,390
Collectively evaluated for impairment	3,991	6,319		1,077	1,040	1,493		13,920

Total ending allowance balance	$4,107	$8,244		$1,426	$1,040	$1,493		$16,310

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total

Loans:
Loans individually evaluated for impairment	$13,267	$21,010	$2,329	$276	$—	$36,882
Loans collectively evaluated for impairment	766,451	578,907	197,513	79,332	—	1,622,203

Total ending loan balance	$779,718	$599,917	$199,842	$79,608	$—	$1,659,085

December 31, 2013
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2	$3,612	$33	$—	$—	$3,647
Collectively evaluated for impairment	4,857	6,759	1,327	1,383	2,957	17,283

Total ending allowance balance	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930

Loans:
Loans individually evaluated for impairment	$18,192	$17,643	$2,961	$1,107	$—	$39,903
Loans collectively evaluated for impairment	763,214	511,302	197,722	59,438	—	1,531,676

Total ending loan balance	$781,406	$528,945	$200,683	$60,545	$—	$1,571,579

(A)	The reduction in the allowance for loan losses for commercial real estate loans is due to an improvement in the collectability of several loans. Commercial real estate loans classified as Substandard or Doubtful decreased to $25.1 million at September 30, 2014, as compared to $31.5 million at June 30, 2014 and $32.5 million at December 31, 2013. (Refer to page 28, risk category of loans by class.)
(B)	The reduction in the unallocated portion of the allowance for loan losses is due to the improved risk profile of the loan portfolio and related credit metrics, and the lower level of uncertainty relating to future loan losses. As a result of the bulk sale of most non-performing residential loans, the total amount of non-performing loans decreased, non-performing loans as percent of total loans decreased, and the allowance for loan losses as a percent of total non-performing loans increased, as compared to June 30, 2014 and December 31, 2013.

A summary of impaired loans at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013

Impaired loans with no allocated allowance for loan losses	$25,570	$24,457
Impaired loans with allocated allowance for loan losses	11,312	15,446

	$36,882	$39,903

Amount of the allowance for loan losses allocated	$2,390	$3,647

At September 30, 2014, impaired loans include troubled debt restructuring loans of $24,323,000 of which $21,712,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2013, impaired loans include troubled debt restructuring loans of $31,119,000 of which $21,456,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013 and for the three months ended September 30, 2014 and 2013 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of September 30, 2014
With no related allowance recorded:
Residential real estate:
Originated by Bank	$6,403	$6,196	$—
Originated by mortgage company	5,127	4,994	—
Originated by mortgage company – non-prime	413	408	—
Commercial real estate:
Commercial	11,635	11,580	—
Construction and land	304	304	—
Consumer	2,261	1,812	—
Commercial and industrial	276	276	—

	$26,419	$25,570	$—

With an allowance recorded:
Residential real estate:
Originated by Bank	$857	$857	$92
Originated by mortgage company	812	812	24
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	9,126	9,126	1,925
Construction and land	—	—	—
Consumer	517	517	349
Commercial and industrial	—	—	—

	$11,312	$11,312	$2,390

As of December 31, 2013
With no related allowance recorded:
Residential real estate:
Originated by Bank	$10,537	$9,885	$—
Originated by mortgage company	7,762	7,387	—
Originated by mortgage company – non-prime	1,260	858	—
Commercial real estate:
Commercial	2,303	2,292	—
Construction and land	—	—	—
Consumer	3,435	2,928	—
Commercial and industrial	1,107	1,107	—

	$26,404	$24,457	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With an allowance recorded:
Residential real estate:
Originated by Bank	$62	$62	$2
Originated by mortgage company	—	—	—
Originated by mortgage company – non-prime	—	—	—
Commercial real estate:
Commercial	15,128	15,042	3,389
Construction and land	309	309	223
Consumer	33	33	33
Commercial and industrial	—	—	—

	$15,532	$15,446	$3,647

	Three months ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$8,628	$98	$9,411	$87
Originated by mortgage company	7,496	57	6,737	68
Originated by mortgage company – non-prime	1,204	4	2,180	3
Commercial real estate:
Commercial	10,882	69	3,296	36
Construction and land	304	—	—	—
Consumer	1,765	24	2,742	19
Commercial and industrial	276	3	793	—

	$30,555	$255	$25,159	$213

With an allowance recorded:
Residential real estate:
Originated by Bank	$860	$5	$881	$11
Originated by mortgage company	602	8	265	7
Originated by mortgage company – non-prime	—	—	—	—
Commercial real estate:
Commercial	9,140	25	8,977	15
Construction and land	—	—	309	—
Consumer	592	10	729	10
Commercial and industrial	—	—	—	—

	$11,194	$48	$11,161	$43

	Nine months ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
Originated by Bank	$8,970	$282	$10,841	$262
Originated by mortgage company	7,489	184	7,158	202
Originated by mortgage company – non-prime	1,034	10	2,211	12
Commercial real estate:
Commercial	10,782	152	2,925	103
Construction and land	101	—	—	—
Consumer	2,043	65	3,757	58
Commercial and industrial	277	7	456	5

	$30,696	$700	$27,348	$642

With an allowance recorded:
Residential real estate:
Originated by Bank	$866	$23	$852	$33
Originated by mortgage company	464	21	356	20
Originated by mortgage company – non-prime	—	—	—	—
Commercial real estate:
Commercial	9,300	77	9,232	172
Construction and land	202	—	418	—
Consumer	634	31	839	32
Commercial and industrial	—	—	—	—

	$11,466	$152	$11,697	$257

The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Residential real estate:
Originated by Bank	$1,881	$16,145
Originated by mortgage company	1,384	10,589
Originated by mortgage company – non-prime	494	1,479
Commercial real estate:
Commercial	12,409	11,995
Construction and land	304	309
Consumer	1,811	4,328
Commercial and industrial	109	515

	$18,392	$45,360

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

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2014
Residential real estate:
Originated by Bank	$5,856	$3,008	$781	$9,645	$653,513	$663,158
Originated by mortgage company	582	—	614	1,196	72,843	74,039
Originated by mortgage company – non-prime	—	—	56	56	1,322	1,378
Residential construction	—	—	—	—	41,143	41,143
Commercial real estate:
Commercial	35	1,331	12,409	13,775	542,264	556,039
Construction and land	—	—	304	304	43,574	43,878
Consumer	867	704	1,678	3,249	196,593	199,842
Commercial and industrial	—	—	109	109	79,499	79,608

	$7,340	$5,043	$15,951	$28,334	$1,630,751	$1,659,085

December 31, 2013
Residential real estate:
Originated by Bank	$6,102	$2,526	$13,800	$22,428	$632,653	$655,081
Originated by mortgage Company	202	108	10,031	10,341	82,544	92,885
Originated by mortgage company – non-prime	—	—	1,465	1,465	1,153	2,618
Residential construction	195	—	—	195	30,626	30,821
Commercial real estate:
Commercial	985	849	9,217	11,051	491,817	502,868
Construction and land	—	—	309	309	25,769	26,078
Consumer	864	298	4,219	5,381	195,302	200,683
Commercial and industrial	—	—	515	515	60,030	60,545

	$8,348	$3,781	$39,556	$51,685	$1,519,894	$1,571,579

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. Loans not rated are included in groups of homogeneous loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial real estate:
Commercial	$521,345	$10,976	$23,718	$—	$556,039
Construction and land	42,475	—	1,403	—	43,878
Commercial and industrial	78,788	173	647	—	79,608

	$642,608	$11,149	$25,768	$—	$679,525

December 31, 2013
Commercial real estate:
Commercial	$471,435	$—	$30,576	$857	$502,868
Construction and land	25,019	—	1,059	—	26,078
Commercial and industrial	59,089	1,070	386	—	60,545

	$555,543	$1,070	$32,021	$857	$589,491

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2014 and December 31, 2013 (in thousands):

	Residential Real Estate
	Originated by Bank	Originated by mortgage company	Originated by mortgage company – non-prime	Residential construction	Consumer
September 30, 2014
Performing	$661,277	$72,655	$884	$41,143	$198,031
Non-performing	1,881	1,384	494	—	1,811

	$663,158	$74,039	$1,378	$41,143	$199,842

December 31, 2013
Performing	$638,936	$82,296	$1,139	$30,821	$196,355
Non-performing	16,145	10,589	1,479	—	4,328

	$655,081	$92,885	$2,618	$30,821	$200,683

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at September 30, 2014 and December 31, 2013 were $2,611,000 and $9,663,000, respectively, of troubled debt restructurings. At September 30, 2014 and December 31, 2013, the Company has allocated $465,000 and $1,816,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at September 30, 2014 and December 31, 2013, which totaled $21,712,000 and $21,456,000, respectively. Troubled debt restructurings with six months of performance are considered in the allowance for loan losses similar to other performing loans. Troubled debt restructurings which are non-accrual or classified are considered in the allowance for loan losses similar to other non-accrual or classified loans.

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2014 and 2013, and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2014
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$291	$255
Originated by mortgage company	2	750	678
Consumer	4	51	9

	Number of Loans	Recorded Investment
Troubled Debt Restructurings Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2014
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	5	$628	$518
Originated by mortgage company	3	937	861
Originated by mortgage company – non-prime	1	356	352
Consumer	9	221	178

	Number of Loans	Recorded Investment
Troubled Debt Restructurings Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by mortgage company	2	$779	$777
Consumer	2	205	125

	Number of Loans	Recorded Investment
Troubled Debt Restructurings Which Subsequently Defaulted:	1	12

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2013
Troubled Debt Restructurings:
Residential real estate:
Originated by Bank	3	$623	$623
Originated by mortgage company	2	779	777
Consumer	9	368	281

	Number of Loans	Recorded Investment

Troubled Debt Restructurings Which Subsequently Defaulted:
Residential real estate:
Originated by Bank	1	62
Consumer	1	12

Note 5. Reserve for Repurchased Loans and Loss Sharing Obligations

An analysis of the reserve for repurchased loans and loss sharing obligations for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands). The reserve is included in other liabilities in the accompanying statements of financial condition.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,305	$1,688	$1,468	$1,203
Provision charged to operations	—	—	—	975
Loss on loans repurchased, settlements or payments under loss sharing arrangements	(225)	(220)	(388)	(915)
Recoveries	—	—	—	205

Balance at end of period	$1,080	$1,468	$1,080	$1,468

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

The reserve for repurchased loans and loss sharing obligations was $1.1 million at September 30, 2014, a $388,000 decrease from December 31, 2013 due to incurred losses of $143,000 relating to the FHLB loan sales and a settlement of $245,000 with one investor relating to existing repurchase requests. The reserve was $1.5 million at September 30, 2013, a $265,000 increase from December 31, 2012 due to a provision of $100,000 for repurchase requests, an additional provision of $875,000 relating to loans sold to the FHLB, incurred losses of $465,000 relating to the FHLB loan sales, a comprehensive settlement of $450,000 with one investor relating to existing and anticipated loan repurchase requests, and recoveries of $205,000 of previously charged-off amounts.

At September 30, 2014, there were no outstanding loan repurchase requests, a reduction from five outstanding loan repurchase requests on loans with a total principal balance of $1.2 million at December 31, 2013.

Note 6. Deposits

The major types of deposits at September 30, 2014 and December 31, 2013 were as follows (in thousands):

Type of Account	September 30, 2014	December 31, 2013

Non-interest-bearing	$277,136	$207,608
Interest-bearing checking	888,008	913,753
Money market deposit	110,721	116,947
Savings	294,059	290,512
Time deposits	211,303	217,943

Total deposits	$1,781,227	$1,746,763

Included in time deposits at September 30, 2014 and December 31, 2013, is $64,635,000 and $64,380,000, respectively, in deposits of $100,000 and over.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2014. The fair value hierarchy is as follows:

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

The Company utilizes third party pricing services to obtain fair values for its corporate bonds. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third party pricing service, management concluded that Level 2 inputs were utilized. The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer.

Other Real Estate Owned and Impaired Loans

Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs of 15%. Fair value is based on independent appraisals.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2014	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$19,977	$—	$19,977	$—
Equity investments	706	706	—	—
Items measured on a non-recurring basis:
Other real estate owned	6,466	—	—	6,466
Loans measured for impairment based on the fair value of the underlying collateral	11,712	—	—	11,712

		Fair Value Measurements at Reporting Date Using:
December 31, 2013	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$35,289	$—	$35,289	$—
Equity investments	8,547	8,547	—	—
Items measured on a non-recurring basis:
Other real estate owned	4,345	—	—	4,345
Loans measured for impairment based on the fair value of the underlying collateral	18,902	—	—	18,902

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

The Company utilizes third party pricing services to obtain fair values for its corporate bonds. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations known as bond anticipation notes (“BANs”) where management utilized Level 3 inputs. In the case of the Level 2 securities, the significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer. Management based its fair value estimate of the BANs on the local nature of the issuing entities, the short-term life of the security and current market conditions.

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2014 and December 31, 2013 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2014	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Financial Assets:
Cash and due from banks	$27,657	$27,657	$—	$—
Securities held-to-maturity	486,819	—	492,459	600
Federal Home Loan Bank of New York stock	14,785	—	—	14,785
Loans receivable and mortgage loans held for sale	1,635,122	—	—	1,645,687
Financial Liabilities:
Deposits other than time deposits	1,569,924	—	1,569,924	—
Time deposits	211,303	—	212,836	—
Securities sold under agreements to repurchase with retail customers	61,457	61,457	—	—
Federal Home Loan Bank advances and other borrowings	232,696	—	231,166	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2013	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Financial Assets:
Cash and due from banks	$33,958	$33,958	$—	$—
Securities held-to-maturity	495,599	—	493,432	1,650
Federal Home Loan Bank of New York stock	14,518	—	—	14,518
Loans receivable and mortgage loans held for sale	1,542,245	—	—	1,561,208
Financial Liabilities:
Deposits other than time deposits	1,528,820	—	1,528,820	—
Time deposits	217,943	—	220,409	—
Securities sold under agreements to repurchase with retail customers	68,304	68,304	—	—
Federal Home Loan Bank advances and other borrowings	202,500	—	201,393	—

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

Note 9. Subsequent Event

On October 31, 2014, the Company closed on the sale of servicing rights on approximately $562 million of single-family mortgage loans serviced for Fannie Mae and Freddie Mac, representing virtually all of the Company’s servicing portfolio for the two agencies. It is expected that the sale will result in a fourth quarter net gain of approximately $500,000. The Company anticipates a modest benefit to 2015 earnings as associated expense reductions are expected to exceed forgone servicing revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	3,400	$16.02	3,400	864,523
August 1, 2014 through August 31, 2014	29,464	16.56	29,464	835,059
September 1, 2014 through September 30, 2014	0	0	0	835,059

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: November 7, 2014	/s/ John R. Garbarino
John R. Garbarino
Chairman of the Board and Chief Executive Officer

DATE: November 7, 2014	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	38

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	40

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.