Form 10-K
period 2014-12-31
OCEANFIRST FINANCIAL CORP
filed 2015-03-13
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $267,259,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 5, 2015 was 16,901,253.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank (the “Bank”). At December 31, 2014, the Company had consolidated total assets of $2.4 billion and total stockholders’ equity of $218.3 million. The Company is a savings and loan holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”). The Bank’s principal business has been and continues to be attracting retail and business deposits in the communities surrounding its branch offices and investing those deposits primarily in loans, consisting of single-family, owner-occupied residential mortgage loans, and commercial real estate and other commercial loans which have become a key focus of the Bank. The Bank also invests in other types of loans, including residential construction and consumer loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, wealth management services, Bankcard services and the sale of alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans, investments and mortgage-backed securities, investment maturities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings.

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

In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative/branch office located in Toms River, New Jersey, and twenty-two additional branch offices. Eighteen of the offices are located in Ocean County, New Jersey, four offices are in Monmouth County including a Financial Solutions Center in Red Bank also offering lending and wealth management services and one in Middlesex County. The Bank also operates a wealth management office in Manchester, New Jersey. A commercial loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. Additionally, the Bank expects to open its second branch office in Jackson Township, Ocean County, in the second quarter of 2015. The Bank’s deposit gathering and lending activities are concentrated in the markets surrounding its branch office network.

The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey, which is located along the central New Jersey shore. The economy in the Bank’s primary market area is based upon a mixture of service and retail trade, some of which is based on tourism at the New Jersey shore. Other employment is provided by a variety of wholesale trade, manufacturing, Federal, state and local government, hospitals and utilities. The area is also home to commuters working in areas in and around New York City and Philadelphia. In October 2012, the Bank’s primary market area was adversely impacted by superstorm Sandy which caused substantial property damage, however, there has been recent evidence of significant rebuilding and improved economic activity as the area recovers.

The Bank’s future growth opportunities will be partly influenced by the growth and stability of the local economy and the competitive environment. The Bank faces significant competition both in making loans and in attracting deposits. The State of New Jersey is an attractive market to many financial institutions. Many of the Bank’s competitors are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large banking competitors through its local presence and ability to deliver personalized service.

Acquisition

On February 25, 2015, the Company announced an agreement to acquire Colonial American Bank (“Colonial”), headquartered in Middletown, New Jersey, in an all stock transaction valued at approximately $11.3 million. Under the terms of the agreement, each outstanding share of Colonial common stock and preferred stock will be exchanged for 0.3736 shares of the Company’s common stock, subject to possible adjustment as provided for in the merger agreement. The transaction is expected to close before year-end 2015, subject to certain conditions, including the approval by Colonial’s stockholders and customary regulatory approvals.

Colonial operates two full-service banking offices in Middletown and Shrewsbury, New Jersey with total assets of $144 million, including $127 million in total loans and $129 million in total deposits as of December 31, 2014. The combined institution will have $2.5 billion in assets, $1.8 billion in loans and $1.8 billion in deposits, with 25 offices serving the central New Jersey market. Management considers this in-market acquisition an attractive complement to the Red Bank Financial Solutions Center and strengthens the Bank’s presence in Monmouth County.

Lending Activities

Loan Portfolio Composition. At December 31, 2014, the Bank had total loans outstanding of $1.723 billion, of which $742.1 million, or 43.1% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $650.0 million of commercial real estate, multi-family and land loans, or 37.7% of total loans; $47.6 million of residential construction loans, or 2.8% of total loans; $199.3 million of consumer loans, primarily home equity loans and lines of credit, or 11.6% of total loans; and, $83.9 million of commercial loans, or 4.9% of total loans. Included in total loans are $4.2 million in loans held-for-sale at December 31, 2014. At that same date, 37.9% of the Bank’s total loans had adjustable interest rates. The Bank has generally sold much of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk.

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

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Real estate:
One-to-four family	$742,090	43.07%	$751,370	47.79%	$809,705	52.24%	$882,550	55.55%	$955,063	56.63%
Commercial real estate, multi-family and land	649,951	37.73	528,945	33.64	475,155	30.66	460,725	29.00	435,127	25.80
Residential construction	47,552	2.76	30,821	1.96	9,013	0.58	6,657	0.42	13,748	0.82
Consumer (1)	199,349	11.57	200,683	12.76	198,143	12.78	192,918	12.14	205,725	12.20
Commercial and industrial	83,946	4.87	60,545	3.85	57,967	3.74	45,889	2.89	76,692	4.55

Total loans	1,722,888	100.00%	1,572,364	100.00%	1,549,983	100.00%	1,588,739	100.00%	1,686,355	100.00%

Loans in process	(16,731)		(12,715)		(3,639)		(2,559)		(4,055)
Deferred origination costs, net	3,207		3,526		4,112		4,366		4,862
Allowance for loan losses	(16,317)		(20,930)		(20,510)		(18,230)		(19,700)

Total loans, net	1,693,047		1,542,245		1,529,946		1,572,316		1,667,462

Less:
Mortgage loans held-for-sale	4,201		785		6,746		9,297		6,674

Loans receivable, net	$1,688,846		$1,541,460		$1,523,200		$1,563,019		$1,660,788

Total loans:
Adjustable rate	$651,566	37.82%	$602,976	38.35%	$635,264	40.99%	$692,332	43.58%	$816,058	48.39%

Fixed rate	1,071,322	62.18	969,388	61.65	914,719	59.01	896,407	56.42	870,297	51.61

	$1,722,888	100.00%	$1,572,364	100.00%	$1,549,983	100.00%	$1,588,739	100.00%	$1,686,355	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2014. The table does not include principal prepayments.

	At December 31, 2014
	One-to- four family	Commercial real estate, multi-family and land	Residential construction (1)	Consumer	Commercial and industrial	Total Loans Receivable
	(in thousands)

One year or less	$488	$125,898	$555	$1,076	$22,747	$150,764

After one year:
More than one year to three years	4,375	124,486	—	3,789	32,622	165,272
More than three years to five years	16,117	209,434	—	6,839	28,412	260,802
More than five years to ten years	26,692	182,220	130	37,272	165	246,479
More than ten years to twenty years	200,917	7,913	3,972	149,973	—	362,775
More than twenty years	493,501	—	42,895	400	—	536,796

Total due after December 31, 2015	741,602	524,053	46,997	198,273	61,199	1,572,124

Total amount due	$742,090	$649,951	$47,552	$199,349	$83,946	1,722,888

Loans in process						(16,731)
Deferred origination costs, net						3,207
Allowance for loan losses						(16,317)

Total loans, net						1,693,047

Less: Mortgage loans held-for-sale						4,201

Loans receivable, net						$1,688,846

(1)	Residential construction loans are primarily originated on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase.

The following table sets forth at December 31, 2014, the dollar amount of total loans receivable contractually due after December 31, 2015, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
One-to-four family	$397,455	$344,147	$741,602
Commercial real estate, multi-family and land	418,194	105,859	524,053
Residential construction	31,681	15,316	46,997
Consumer	109,206	89,067	198,273
Commercial and industrial	33,488	27,711	61,199

Total loans receivable	$990,024	$582,100	$1,572,124

Origination, Sale and Servicing of Loans. The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held-for-sale, for the periods indicated.

	For the Year December 31,
	2014	2013	2012
	(in thousands)
Total loans:
Beginning balance	$1,572,364	$1,549,983	$1,588,739

Loans originated:
One-to-four family	159,078	225,596	308,792
Commercial real estate, multi-family and land	184,226	124,293	80,106
Residential construction	39,735	23,452	6,511
Consumer	76,354	85,994	92,633
Commercial and industrial	189,571	124,852	120,248

Total loans originated	648,964	584,187	608,290

Loans purchased	20,363	—	—

Total	2,241,691	2,134,170	2,197,029
Less:
Principal repayments	444,369	448,379	461,613
Sales of loans	62,318	106,550	174,299
Charge-offs (gross)	7,827	3,521	7,084
Transfer to other real estate owned	4,289	3,356	4,050

Total loans	$1,722,888	$1,572,364	$1,549,983

One-to-four family mortgage loan origination volume declined in 2014 as a less than favorable interest rate environment reduced the volume of loan refinancing. This same trend caused loan sales to also decline as the Bank typically sells longer-term, fixed-rate, one-to-four family mortgage loans. Beginning in mid-2013 through the end of 2014, the Bank supplemented its commercial lending team with additional experienced bankers and successfully grew commercial real estate and commercial and industrial loans. Residential construction origination volume increased as the Bank focused on meeting the needs of borrowers rebuilding after superstorm Sandy.

One-to-Four Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by commissioned loan representatives in the exclusive employment of the Bank and their contacts within the local real estate industry, members of the local communities and the Bank’s existing or past customers. On occasion the Bank has opportunistically purchased loans originated by other banks.

At December 31, 2014, the Bank’s total loans outstanding were $1.723 billion, of which $742.1 million, or 43.1%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loans was approximately $192,000 at December 31, 2014.

The Bank currently offers a number of ARM loan programs with interest rates which adjust every three, five or ten years. The Bank’s ARM loans generally provide for periodic caps of 2% or 3% and an overall cap of 6% on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.50% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.50% above the one-year U.S. Treasury constant maturity yield.

Generally, ARM loans pose credit risks different than risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments to the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of ARM loans with an initial fixed period of five years or less must qualify based on the greater of the note rate plus 2% or the fully indexed rate. Seven- to ten-year ARMs must qualify based on the note rate. The Bank does not originate ARM loans which provide for negative amortization. The Bank previously offered interest-only ARM loans on a limited basis, in which the borrower made only interest payments for the first five, seven or ten years of the mortgage loan term and then converted to a fully-amortizing loan until maturity. The interest-only feature resulted in future increases in the borrower’s loan payment when the contractually required payments increased due to the required amortization of the principal amount. These payment increases may affect the borrower’s ability to repay the loan, and as such, the borrowers were qualified at the fully-amortized payment. The amount of interest-only one-to-four family mortgage loans at December 31, 2014 and 2013 was $17.6 million and $28.8 million, respectively, or 2.4% and 3.8%, respectively, of total one-to-four family mortgages.

The Bank’s fixed-rate mortgage loans are currently made for terms from 10 to 30 years. The Bank periodically sells some of the fixed-rate residential mortgage loans that it originates in order to manage interest rate risk. Prior to the fourth quarter of 2014, the Bank generally retained the servicing on loans sold. Currently, servicing rights are generally sold as part of the loan sale. The Bank generally holds for its portfolio shorter-term, fixed-rate loans and certain longer-term, fixed-rate loans, generally consisting of loans with balances exceeding the conforming loan limits of the government agencies (“Jumbo” loans) and loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer-term fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates. During the past several years, the Bank has generally sold most of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk.

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 55.7% at December 31, 2014 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

The Bank currently brokers reverse mortgage loans for a third-party originator. Prior to 2013, the Bank closed these loans in its name; however, they were all sold into the secondary market. The loans qualify under the Home Equity Conversion Mortgage program of the Federal Housing Administration and are insured by the Department of Housing and Urban Development. For the year ended December 31, 2014, the Bank recognized fee income on reverse mortgage loans of $493,000, as compared to $714,000 for the year ended December 31, 2013.

The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the Consumer Financial Protection Bureau (“CFPB”) regulations effective January 10, 2014. See “Risk Factors – The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank”.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as office, industrial or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in the Bank’s primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to ten years and amortization schedules up to thirty years with fixed or adjustable rates. The loans typically contain prepayment penalties over the initial term. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history and profitability among other factors. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal borrowers for commercial real estate loans.

The Bank’s commercial real estate loan portfolio at December 31, 2014 was $650.0 million, or 37.7% of total loans, as compared to $528.9 million, or 33.6%, of total loans, at December 31, 2013. The Bank successfully grew this market segment primarily through the addition of experienced commercial lenders beginning in mid-2013. The Bank added a new lending team in late 2014 which is located in Mercer County, New Jersey. Of the total commercial real estate portfolio, 45% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2014 was a performing loan for which the Bank had an outstanding carrying balance of $15.5 million secured by a first mortgage on a multi-purpose medical office facility. The average size of the Bank’s commercial real estate loans at December 31, 2014 was approximately $871,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2014, the Bank had an outstanding balance in commercial construction loans of $46.4 million, as compared to $23.7 million at December 31, 2013.

The Bank also originates multi-family mortgage loans and land loans on a limited basis. The Bank’s multi-family loans and land loans at December 31, 2014 totaled $24.4 million and $8.6 million, respectively, as compared to $11.8 million and $6.2 million, respectively, at December 31, 2013.

Residential Construction Lending. At December 31, 2014, residential construction loans totaled $47.6 million, or 2.8%, of the Bank’s total loans outstanding, an increase from $30.8 million, or 2.0% of the Bank’s total loans outstanding at December 31, 2013. The increase was due in large part to the additional loan demand from borrowers rebuilding after superstorm Sandy.

The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s residential construction loans are made to individuals building a residence.

Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.

Consumer Loans. At December 31, 2014, the Bank’s consumer loans totaled $199.3 million, or 11.6% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $109.2 million, or 54.8%; home equity lines of credit comprised $89.6 million, or 44.9%; overdraft line of credit loans totaled $387,000 or 0.2%; and loans on savings accounts totaled $243,000, or 0.1%.

The Bank originates home equity loans typically secured by first or second liens on one-to-two family residences. These loans are originated as fixed-rate loans with terms ranging from 5 to 20 years. Home equity loans are typically made on owner-occupied, one-to-two family residences. Generally, these loans are subject to an 80% loan-to-value limitation, including any other outstanding mortgages or liens. The Bank also offers a variable-rate home equity line of credit which extends a credit line based on the applicant’s income, the ability to repay and equity in the home. Home equity lines of credit are secured by a mortgage on the underlying real estate. Generally, the credit line, when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. The Bank also offers home equity lines of credit which require the payment of interest-only during the first five years with fully-amortizing payments thereafter. Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.

Commercial and Industrial Lending. At December 31, 2014, commercial and industrial loans totaled $83.9 million, or 4.9% of the Bank’s total loans outstanding. The Bank originates commercial and industrial loans and lines of credit (including for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial and industrial loans and credit lines, the Bank reviews and analyzes financial history and capacity, collateral value, strength and character of the principals, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial loans.

A well-defined credit policy has been approved by the Bank’s Board of Directors (the “Board”). This policy discourages high risk credits, while focusing on quality underwriting, sound financial strength and close monitoring. Commercial and industrial business lending, both secured and unsecured, is generally considered to involve a higher degree of risk than secured real estate lending. Risk of loss on a commercial and industrial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. The Bank’s largest commercial and industrial loan at December 31, 2014 was a performing loan to a Monmouth County based publicly-traded company of manufactured housing communities of $10.0 million secured by pledges and assignments of notes receivables. The average size of the Bank’s commercial and industrial loans at December 31, 2014 was approximately $307,000.

Loan Approval Procedures and Authority. The Board establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital, which at December 31, 2014 amounted to $33.5 million. At December 31, 2014, the Bank’s maximum loan exposure to a single borrower and related interests was $19.0 million. All of the loans are performing and most of the exposure is secured by a first mortgage on a multi-purpose medical office facility.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. On October 31, 2014, the Bank sold the servicing rights on residential mortgage loans serviced for Federal agencies, recognizing a net gain of $408,000. All of the remaining loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2014, the Bank was servicing $197.8 million of loans for others. At December 31, 2014, 2013 and 2012, the balance of the Bank’s Mortgage Servicing Rights (“MSR”) totaled $701,000, $4.2 million and $4.6 million, respectively. For the years ended December 31, 2014, 2013 and 2012, loan servicing income totaled $816,000, $748,000 and $538,000, respectively. The Bank evaluates the MSR for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2014, 2013 and 2012. The valuation of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

Delinquencies and Classified Assets. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. The Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to satisfy the loan terms. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 120 days or more, the Bank will commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Foreclosure timelines in New Jersey are among the longest in the nation and have remained protracted over the past several years. The Bank offers various modification programs to assist borrowers with financial hardships.

The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. As part of this process, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans and a narrative report of classified commercial and industrial, commercial real estate, multi-family, land and construction loans. The Bank classifies assets in accordance with certain regulatory guidelines. At December 31, 2014, the Bank had $34.9 million of assets, including all other real estate owned (“OREO”), classified as “Substandard”, no assets classified as “Doubtful” and no assets classified as “Loss”. At December 31, 2013, the Bank had $66.2 million of assets classified as “Substandard”, $859,000 classified as “Doubtful” and no assets classified as “Loss”. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, such as past delinquencies, are designated “Special Mention”. Special Mention assets totaled $19.0 million at December 31, 2014, as compared to $5.8 million at December 31, 2013. The increase in Special Mention is related to three commercial loans that were downgraded from Pass and two loans that were upgraded from Substandard. In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, including all classified and Special Mention loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed more than 70% of the Company’s commercial real estate and commercial and industrial loans during 2014. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.

The largest Substandard loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility with an outstanding balance of $6.5 million, criticized due to delinquent payments, continual losses and covenant violations. The borrower has filed Chapter XI bankruptcy. The largest Special Mention loan is a $4.5 million commercial real estate loan to a single borrower operating several fitness/health club facilities that is current as to payments. The borrower filed for Chapter XI bankruptcy relating to another bank’s legal proceeding on an unrelated property.

Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans and OREO. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2014, 2013 and 2012, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $1,630,000, $2,513,000 and $2,370,000, respectively.

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$3,115	$28,213	$26,521	$29,236	$26,945
Commercial real estate, multi-family and land	12,758	12,304	11,567	10,552	5,849
Consumer	1,877	4,328	4,540	3,653	4,626
Commercial and industrial	557	515	746	567	117

Total	18,307	45,360	43,374	44,008	37,537
OREO	4,664	4,345	3,210	1,970	2,295

Total non-performing assets	$22,971	$49,705	$46,584	$45,978	$39,832

Allowance for loan losses as a percent of total loans receivable (1)	0.95%	1.33%	1.32%	1.15%	1.17%

Allowance for loan losses as a percent of total non- performing loans (2)	89.13	46.14	47.29	41.42	52.48

Non-performing loans as a percent of total loans receivable (1)(2)	1.06	2.88	2.80	2.77	2.23

Non-performing assets as a percent of total assets(2)	0.97	2.21	2.05	2.00	1.77

(1)	Total loans includes loans receivable and mortgage loans held-for-sale.
(2)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Non-performing loans totaled $18.3 million at December 31, 2014, a $27.1 million decrease from December 31, 2013. The decrease was primarily due to the bulk sale of most non-performing residential and consumer mortgage loans with an aggregate carrying value of $23.1 million. The sale occurred on September 30, 2014 and represented 55.7% of the Bank’s non-performing loans on that date. Included in the non-performing loan total at December 31, 2014 was $2.0 million of troubled debt restructured loans, as compared to $9.7 million of troubled debt restructured loans at December 31, 2013. Non-performing troubled debt restructured loans were also included in the bulk sale described above. Non-performing loans are now concentrated in commercial real estate, which comprise 69.7% of the total at December 31, 2014. The largest non-performing loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility with an outstanding balance of $6.5 million. The borrower has filed Chapter XI bankruptcy.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. A description of the methodology used in establishing the allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Conditions and Results of Operations, Critical Accounting Policies, Allowance for Loan Losses”.

As of December 31, 2014 and 2013, the Bank’s allowance for loan losses was 0.95% and 1.33% respectively, of total loans. The Bank had non-accrual loans of $18.3 million and $45.4 million at December 31, 2014 and 2013, respectively. The Bank will continue to monitor its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended
	2014	2013	2012	2011	2010
	(dollars in thousands)

Balance at beginning of year	$20,930	$20,510	$18,230	$19,700	$14,723

Charge-offs:
Residential real estate	6,955	2,444	4,679	4,643	1,959
Commercial real estate	323	—	47	2,301	324
Consumer	471	842	2,282	1,982	736
Commercial and industrial	78	235	76	323	257

Total	7,827	3,521	7,084	9,249	3,276

Recoveries	584	1,141	1,464	29	253

Net charge-offs	7,243	2,380	5,620	9,220	3,023

Provision for loan losses	2,630	2,800	7,900	7,750	8,000

Balance at end of year	$16,317	$20,930	$20,510	$18,230	$19,700

Ratio of net charge-offs during the year to average net loans outstanding during the year	0.45%	0.16%	0.36%	0.57%	0.18%

The increase in charge-offs in 2014 was due to the bulk sale of non-performing residential and consumer loans which resulted in a charge-off of $5.0 million on these loans. Excluding the bulk sale, the ratio was 0.14%.

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

	At December 31,
	2014			2013			2012			2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans

Residential real estate	$4,291	26.30%	45.83%	$4,859	23.22%	49.75%	$5,241	25.56%	52.82%	$5,370	29.46%	55.97%	$5,977	30.34%	57.45%

Commercial real estate	8,935	54.76	37.73	10,371	49.55	33.64	8,937	43.57	30.66	8,474	46.48	29.00	6,837	34.71	25.80

Consumer	1,146	7.02	11.57	1,360	6.50	12.76	2,264	11.04	12.78	1,461	8.01	12.14	3,264	16.57	12.20

Commercial and industrial	863	5.29	4.87	1,383	6.61	3.85	1,348	6.57	3.74	900	4.94	2.89	962	4.88	4.55

Unallocated	1,082	6.63	—	2,957	14.12	—	2,720	13.26	—	2,025	11.11	—	2,660	13.50	—

Total	$16,317	100.00%	100.00%	$20,930	100.00%	100.00%	$20,510	100.00%	100.00%	$18,230	100.00%	100.00%	$19,700	100.00%	100.00%

The reduction in the unallocated portion of the allowance for loan losses is due to the improved risk profile of the loan portfolio and related credit metrics, and the lower level of uncertainty relating to future loan losses. As a result of the bulk sale of most non-performing residential loans, the total amount of non-performing loans decreased, non-performing loans as percent of total loans decreased, and the allowance for loan losses as a percent of total non-performing loans increased, as compared to December 31, 2013.

Reserve for Repurchased Loans and Loss Sharing Obligations. At December 31, 2014 and 2013, the Company maintained a reserve for repurchased loans and loss sharing obligations of $1.0 million and $1.5 million, respectively, related to potential losses on loans sold which may have to be repurchased due to a violation of a representation or warranty. As described below, the reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the FHLB relating to loans sold into their Mortgage Partnership Finance (“MPF”) program. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. Losses were $436,000, $915,000 and $252,000, respectively, for the years ended December 31, 2014, 2013 and 2012. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2014, there were no outstanding loan repurchase requests as compared to five outstanding loan repurchase requests with a principal balance of $1.2 million at December 31, 2013. For the year ended December 31, 2014, three new repurchase requests were received, one repurchase request was resolved at no cost to the Bank, three repurchase requests resulted in the repurchase of the loans and four repurchase requests were resolved through a cash settlement in lieu of repurchase.

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

Under the MPF program, the Bank and the FHLB share credit risk for loans sold. The first loss position, equal to 1% of the aggregate amount of the loan pool, is absorbed by the FHLB. The second loss position, generally covering the next 1.5% to 4.0% of the aggregate loan pool, is absorbed by the Bank. Loan losses above the combination of these two thresholds are fully absorbed by the FHLB. In evaluating the loss sharing obligation under the MPF program, the Bank monitors the first loss position and the delinquency characteristics of each MPF loan pool. Similar to the evaluation of the allowance for loan losses, the Bank establishes a specific reserve and a general reserve. For loans 90 days or more delinquent, the Bank identifies a specific reserve representing the difference between the loan principal balance and the fair value of the real estate collateral, less estimated selling costs. For loans which are less than 90 days delinquent, the Bank applies a historical loss rate, adjusted for several economic factors, which were likely to adversely impact the Bank’s loss experience. The adjusted loss rate is then multiplied by the average life of the loan pool. The total of the specific and general reserves, by loan pool, are compared to the remaining first loss position. Any excess loss estimate above the first loss position is included in the reserve for repurchased loans and loss sharing obligations.

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

The investment policy of the Bank as established by the Board attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities, municipal securities and corporate debt obligations. The Bank’s policies provide that all investment purchases must be evaluated internally for creditworthiness and be approved by two officers (any two of the Senior Vice President/Treasurer, the Executive Vice President/Chief Financial Officer, and the President/Chief Executive Officer) and must be ratified by the Board. The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of equity securities in limited amounts.

Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they may be classified as held-to-maturity. Investment and mortgage-backed securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available-for-sale. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. See “Note 3 to the Consolidated Financial Statements”.

On December 10, 2013, final rules were released to implement Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”. The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. Additionally, banking entities must divest themselves of any ownership interest in or cease other prohibited relationships with Covered Funds. At December 31, 2014, the Bank was not engaged in any activities, or did not have any ownership in any funds, that are not permitted under the Volcker Rule.

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

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related fair value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities. Prepayments on mortgage-backed securities after slowing in the second half of 2013 accelerated slightly in the first half of 2014 and were relatively unchanged in the second half of 2014.

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities and all were directly insured or guaranteed by either FHLMC, FNMA or GNMA.

The following table sets forth the Bank’s mortgage-backed securities activities at amortized cost for the periods indicated.

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)

Beginning balance	$349,550	$323,414	$354,504

Mortgage-backed securities purchased	35,203	127,582	89,477

Less: Principal repayments	(57,199)	(99,477)	(118,372)

Amortization of premium	(1,437)	(1,969)	(2,195)

Ending balance	$326,117	$349,550	$323,414

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
FHLMC	$141,494	$140,444	$148,759	$144,654	$118,294	$119,525
FNMA	184,003	187,495	200,070	201,122	204,296	213,302
GNMA	620	739	721	856	824	1,030

Total mortgage-backed securities	$326,117	$328,678	$349,550	$346,632	$323,414	$333,857

Investment Securities. At December 31, 2014, the amortized cost of the Company’s investment securities totaled $175.1 million, and consisted of $106.3 million of U.S. agency obligations, $13.8 million of state and municipal obligations, and $55.0 million of corporate debt securities. An assessment of creditworthiness on investment securities is performed quarterly to determine the issuer’s continued ability to repay under the terms of the obligation. Ratings from nationally-recognized rating organizations are but one factor in this assessment. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities in the State of New Jersey with current credit ratings that are considered investment grade ranging from a high of AAA to a low of A. The corporate debt securities are issued by other financial institutions and consist of eleven issues with an amortized cost of $55.0 million spread between eight issuers. Credit ratings range from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required credit spread increased for these types of securities causing a decline in the market price. The Company concluded that corporate debt securities were only temporarily impaired at December 31, 2014. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Credit spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by issuer. Historically, the Company has not utilized security sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s investment securities at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment securities:

U.S. agency obligations	$106,294	$106,245	$117,534	$117,704	$138,105	$139,050

State and municipal obligations	13,829	13,846	21,784	21,785	25,856	25,780

Corporate debt securities	55,000	45,250	55,000	44,250	55,000	43,470

Equity investments	—	—	6,757	8,547	4,992	5,293

Total investment securities	$175,123	$165,341	$201,075	$192,286	$223,953	$213,593

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities as of December 31, 2014. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See “Investment Activities – Mortgage-backed Securities”.

	At December 31, 2014
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Investment securities:
U.S. agency obligations	$40,817	$65,477	$—	$—	$106,294	$106,245
State and municipal obligations (1)	5,819	7,414	596	—	13,829	13,846
Corporate debt securities (2)	—	—	—	55,000	55,000	45,250

Total investment securities	$46,636	$72,891	$596	$55,000	$175,123	$165,341

Weighted average yield	0.51%	1.06%	2.69%	0.83%	0.85%

Mortgage-backed securities:
FHLMC	$—	$—	$2,365	$139,129	$141,494	$140,444
FNMA	—	—	35,335	148,668	184,003	187,495
GNMA	—	—	—	620	620	739

Total mortgage-backed securities	$—	$—	$37,700	$288,417	$326,117	$328,678

Weighted average yield	—%	—%	3.40%	1.85%	2.03%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	All of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Sources of Funds

General. Deposits, repayments and prepayments of loans and mortgage-backed securities, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts and time deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with its retail and business customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank does not currently use brokers to obtain deposits.

At December 31, 2014, the Bank had $64.4 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)

Three months or less	$10,208	1.04%
Over three through six months	8,927	1.34
Over six through 12 months	9,228	0.78
Over 12 months	36,053	2.42

Total	$64,416	1.82%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)

Money market deposit accounts	$113,406	6.49%	0.08%	$122,136	6.98%	0.14%	$126,502	7.35%	0.29%
Savings accounts	295,289	16.89	0.04	286,068	16.35	0.07	239,578	13.93	0.15
Interest-bearing checking accounts	869,383	49.71	0.11	919,701	52.58	0.15	939,335	54.61	0.31
Non-interest-bearing accounts	257,058	14.70	—	205,855	11.77	—	170,859	9.93	—
Time deposits	213,566	12.21	1.39	215,477	12.32	1.37	243,776	14.18	1.62

Total average deposits	$1,748,702	100.00%	0.24%	$1,749,237	100.00%	0.27%	$1,720,050	100.00%	0.44%

Borrowings. The Bank has obtained advances from the FHLB for cash management purposes or as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB term advances are also used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2014, the Bank had $305.2 million in outstanding advances from the FHLB.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2014, the Bank had borrowed $67.8 million through securities sold under agreements to repurchase.

The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2014, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities

At December 31, 2014, the Bank owned three subsidiaries – OceanFirst Services, LLC, OceanFirst REIT Holdings, Inc. and 975 Holdings, LLC.

OceanFirst Services, LLC was originally organized in 1982. In 1998, the Bank began to sell non-deposit investment products (annuities, mutual funds and insurance) under an agreement with a third-party marketing firm to Bank customers through this subsidiary, recognizing fee income from such sales. Beginning January 1, 2014, the agreement with the third-party marketing firm is now directly with the Bank. OFB Reinsurance, Ltd. was established in 2002 as a subsidiary of OceanFirst Services, LLC to reinsure a percentage of the private mortgage insurance (“PMI”) risks on one-to-four family residential mortgages originated by the Bank.

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

Personnel

As of December 31, 2014, the Bank had 319 full-time employees and 57 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

The Dodd-Frank Act created the Consumer Finance Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators (the OCC in the case of the Bank), although the CFPB will have back-up authority over such institutions. The Dodd-Frank Act also weakens the Federal preemption rules that have been applicable for national banks and Federal savings associations, and gives state attorney generals the ability to enforce Federal consumer protection laws.

Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. The Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages. See “Risk Factors – The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank”.

The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. On June 29, 2011, the FRB issued a final rule which would cap an issuer’s debit-card interchange base fee at twenty-one cents ($0.21) per transaction and allow an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The rules were effective October 1, 2011. The Bank’s average interchange fee per transaction is forty-one cents ($0.41). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces in future periods may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2014, the Bank’s revenues from interchange fees was $2.9 million, no change from 2013.

The Dodd-Frank Act requires publicly-traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal banking agencies to promulgate rules prohibiting excessive compensation paid to bank executives, regardless of whether the company is publicly traded. The rules prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation or that would expose the bank to inappropriate risks by providing compensation that could lead to a material financial loss.

On December 10, 2013, final rules were released to implement Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”. The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. Additionally, banking entities must divest themselves of any ownership interest in or cease other prohibited relationships with Covered Funds. At December 31, 2014, the Bank was not engaged in any activities, or did not have any ownership in any funds, that are not permitted under the Volcker Rule.

It is still uncertain how full implementation of and promulgation of rules under the Dodd-Frank Act, will affect the Bank.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of Federal law. Generally, a unitary savings and loan holding company, such as the Company, is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation – QTL Test”. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

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

Holding Company Capital Requirements. Under the Dodd-Frank Act, the FRB is authorized and directed to establish capital requirements for savings and loan holding companies. These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the FRB to apply to savings and loan holding companies, consolidated capital requirements that are no less stringent than those applied to depository institutions as of May 19, 2009. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets, like the Company. In addition to these changes mandated by the Dodd-Frank Act, the capital requirements applicable to all depository institutions and depository institutions holding companies will be enhanced due to the implementation of the Basel III accord. See “Federal Savings Institution Regulation – Capital Requirements”.

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

In July 2013, the FDIC and the other Federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The following table presents the Bank’s capital position at December 31, 2014. The Bank exceeded all of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(dollars in thousands)

Tangible	$223,573	$35,465	$188,108	9.46%	1.50%

Tier 1 leverage	223,573	94,573	129,000	9.46	4.00

Tier 1 risk-based	223,573	63,663	159,910	14.05	4.00

Total risk-based	239,940	127,325	112,615	15.08	8.00

Under OCC regulations, an institution shall be deemed to be well-capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and if it is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. Federal law authorizes the OCC to reclassify a well-capitalized institution as adequately capitalized to comply with supervisory actions as if it were in the next lower category. The Bank is considered well-capitalized at December 31, 2014.

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is therefore subject to FDIC deposit insurance assessments which are determined using a risk-based system.

On February 7, 2011 the FDIC approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the DIF. The changes were effective beginning with the second quarter of 2011. The rule finalizes a target size for the DIF at 2% of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor.

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

The total expense incurred in 2014 and 2013 for the deposit insurance assessment and the Financing Corporation payments was $1.7 million for each year.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2014, the Bank’s limit on loans to one borrower was $33.5 million and the largest loan exposure to a single borrower was $19.0 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2014, the Bank met the qualified thrift lender test with a ratio of qualified thrift investments to portfolio assets of 82.3%.

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

Assessments. Savings institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2014 and 2013 totaled $456,000 and $450,000, respectively.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage-related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2014 of $19.2 million.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2015, the FRB has set the 3% reserve limit at $14.5 million and the exemption at $103.6 million.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2014 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

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

A downturn in the local economy or in local real estate values could hurt profits. Most of the Bank’s loans are secured by real estate and are made to borrowers in Ocean, Monmouth, Middlesex and Mercer Counties, New Jersey and the surrounding areas. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which could hurt profits. A downturn in the local economy or a decline in real estate values could increase the amount of non-performing loans and cause residential and commercial mortgage loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.

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

In response to the Biggert-Waters Flood Insurance Return Act of 2012, the Federal Emergency Management Agency is making changes to the way the National Flood Insurance Program is run, including modifying insurance rates to reflect market-based flood risk. While legislative initiatives are currently delaying certain rate changes, it is possible that premium rates will increase over time for some of the Company’s borrowers. These increases may reduce real estate values or impact borrowers’ ability to maintain adequate flood insurance coverage, which may, in turn, adversely impact borrowers ability to repay their loans.

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2014, $733.9 million, or 42.6%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial and industrial loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans.

The extended foreclosure timeline could continue to adversely impact the Bank’s recoveries on non-performing loans. Over the past few years, foreclosure timelines have lengthened due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases and issues with foreclosure policies at several large mortgage loan servicers. These delays were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. The issues at the largest mortgage loan servicers and the potential legal and regulatory responses could impact the foreclosure process and completion time of foreclosures for residential mortgage lenders more broadly, which may result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses. The foreclosure process in New Jersey remains protracted which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral.

The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages.

Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank currently originates residential mortgage loans that do not qualify. As a result of the Ability-to-Repay rules, the Bank may experience decreased mortgage loan origination volume, increased compliance costs, loan losses, litigation related expenses and delays in taking title to real estate collateral in a foreclosure proceeding if these loans do not perform and borrowers challenge whether the Bank satisfied the Ability-To-Repay rule upon originating the loan.

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

Changes in interest rates also affect the current estimated fair value of the interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Unrealized net losses on securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of the available-for-sale portfolio decreases, stockholders’ equity will be adversely affected.

Changes in the fair value of securities may reduce stockholders’ equity and net income. At December 31, 2014, the Company maintained a securities portfolio of $489.2 million, of which $19.8 million was classified as available-for-sale. The estimated fair value of the available-for-sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

The Company conducts a periodic review and evaluation of the complete securities portfolio to determine if the decline in the estimated fair value of any security below its cost basis is other-than-temporary. Factors which are considered in the analysis include, but are not limited to, the severity and duration of the decline in estimated fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

At December 31, 2014, the securities portfolio included corporate debt securities issued by national and regional banks. The portfolio consisted of eleven $5.0 million issues spread among eight issuers. At December 31, 2014, the securities had a book value of $55.0 million and an estimated fair value of $45.3 million. The Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.

The Bank may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. FNMA, FHLMC and investors continue to carefully examine loan documentation on delinquent loans with the goal of increasing the amount of repurchases by the loan originator. The repurchased mortgage loans could typically only be resold at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans, however, if repurchase activity is significant, the reserve may need to be increased to cover actual losses which could harm future earnings.

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

The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. Although exempt from this rule, market forces in future periods, may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2014, the Bank’s revenues from interchange fees was $2.9 million, no change from 2013. See “Regulation and Supervision, General, The Dodd-Frank Act”.

In July 2013 the FDIC and the other Federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. See “Regulation and Supervision, General, The Dodd-Frank Act”.

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering, terrorist financing and other illicit activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Although the Bank has developed policies and procedures designated to comply with these laws and regulations, these policies and procedures may not be totally effective in preventing violations of these laws and regulations.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition and results of operations.

Management is actively reviewing the provisions of the Dodd-Frank Act and Basel III, many of which are to be phased-in over the next several years, and assessing the probable impact on operations. The ultimate effect of these changes on the financial services industry in general, and the Company in particular, is uncertain at this time.

The Bank’s ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market. Over the past few years, the Federal Reserve has been a consistently large purchaser of U.S. Treasury and GSE-backed mortgage-backed securities. This remains true despite the recent decision by the Federal Open Market Committee to end their monthly bond buying program. In addition, the Bank has faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The actions of the Federal Reserve and the GSEs have caused the interest rate for 30-year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. As a result of these factors, it may be difficult for the Bank to originate mortgage loans and grow the residential mortgage loan portfolio, which could have a materially adverse impact on the Bank’s earnings.

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

Risks associated with system failures, interruptions, or breaches of security could disrupt businesses, result in the disclosure of confidential information, damage the reputation of, and create significant financial and legal exposure for the Company. Information technology systems are critical to the Company’s business. Various systems are used to manage customer relationships, including deposits and loans, general ledger and securities investments.

Although the Company devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Company’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Company and its customers, there is no assurance that all of the Company’s security measures will provide absolute security. This risk is evidenced by recent events where financial institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyberattacks and other means. Additionally, there is the risk of distributed denial-of-service attacks from technically sophisticated and well-resourced third parties which are intended to disrupt online services, as well as data breaches due to cyberattacks which result in unauthorized access to customer data.

Despite the Company’s efforts to ensure the integrity of its systems, it is possible that the Company may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers or clients. These risks may increase in the future as the Company continues to increase its mobile and other internet-based product offerings.

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

The occurrence of any system failures, interruption, or breach of security of the Company’s or its vendors’ systems could cause serious negative consequences for the Company, including significant disruption of the Company’s operations, misappropriation of confidential information of the Company or that of its customers, or damage to computers or systems of the Company and those of its customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to the Company or to its customers, loss of confidence in the Company’s security measures, customer dissatisfaction, significant litigation exposure, and harm to the Company’s reputation, all of which could have a material adverse effect on the Company.

The Company’s MSR may become impaired which could hurt profits. MSR are carried at the lower of cost or estimated fair value. Any impairment is recognized as a reduction to servicing fee income. In the event that loan prepayments accelerate due to increased loan refinancing, the estimated fair value of mortgage servicing rights would likely decline which could result in an impairment charge which would reduce earnings.

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

The Bank conducts its business through its administrative office, which includes a branch office, and 22 other full service offices located in Ocean, Monmouth and Middlesex Counties, and through a wealth management office.

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

Market Information for Common Stock

OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Global Select Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2014 and 2013.

2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$18.88	$18.33	$17.09	$17.35
Low	17.05	15.75	15.88	15.52

2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$14.70	$15.55	$17.78	$18.60
Low	13.08	13.58	15.89	16.65

As of December 31, 2014, the Company had approximately 2,960 shareholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Stock Performance Graph

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index and the SNL Thrift Index for the period December 31, 2009 through December 31, 2014. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

OceanFirst Financial Corp.	100.00	118.68	124.80	135.90	174.53	179.84
Nasdaq Composite Index	100.00	118.15	117.22	138.02	193.47	222.16
SNL Thrift Index	100.00	104.49	87.90	106.91	137.20	147.56

For the years ended December 31, 2014 and 2013, the Company paid an annual cash dividend of $0.49 and $0.48 per share, respectively.

On July 24, 2014, the Company announced authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	107,400	$16.62	107,400	727,659
November 1, 2014 through November 30, 2014	42,702	16.59	42,702	684,957
December 1, 2014 through December 31, 2014	66,559	16.87	66,559	618,398

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,356,714	$2,249,711	$2,269,228	$2,302,094	$2,251,330
Securities available-for-sale, at estimated fair value	19,804	43,836	547,450	530,210	433,093
Securities held-to-maturity, net	469,417	495,599	—	—	—
Federal Home Loan Bank of New York stock	19,170	14,518	17,061	18,160	16,928
Loans receivable, net	1,688,846	1,541,460	1,523,200	1,563,019	1,660,788
Mortgage loans held-for-sale	4,201	785	6,746	9,297	6,674
Deposits	1,720,135	1,746,763	1,719,671	1,706,083	1,663,968
Federal Home Loan Bank advances	305,238	175,000	225,000	266,000	265,000
Securities sold under agreements to repurchase and other borrowings	95,312	95,804	88,291	93,601	95,364
Stockholders’ equity	218,259	214,350	219,792	216,849	201,251

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$79,853	$80,157	$87,615	$95,387	$101,367
Interest expense	7,505	9,628	14,103	18,060	24,253

Net interest income	72,348	70,529	73,512	77,327	77,114
Provision for loan losses	2,630	2,800	7,900	7,750	8,000

Net interest income after provision for loan losses	69,718	67,729	65,612	69,577	69,114
Other income	18,577	16,458	17,724	14,845	14,836
Operating expenses	57,764	59,244	52,389	52,208	53,171

Income before provision for income taxes	30,531	24,943	30,947	32,214	30,779
Provision for income taxes	10,611	8,613	10,927	11,473	10,401

Net income	$19,920	$16,330	$20,020	$20,741	$20,378

Basic earnings per share	$1.19	$0.96	$1.13	$1.14	$1.12

Diluted earnings per share	$1.19	$0.95	$1.12	$1.14	$1.12

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data (1):

Performance Ratios:
Return on average assets (2)	0.86%	0.71%	0.87%	0.91%	0.93%
Return on average stockholders’ equity (2)	9.18	7.51	9.15	9.88	10.62
Stockholders’ equity to total assets	9.26	9.53	9.69	9.42	8.94
Tangible equity to tangible assets	9.26	9.53	9.69	9.42	8.94
Average interest rate spread (3)	3.23	3.16	3.27	3.48	3.56
Net interest margin (4)	3.31	3.24	3.37	3.59	3.69
Average interest-earning assets to average interest-bearing liabilities	121.21	117.19	115.71	113.15	111.99
Operating expenses to average assets (2)	2.50	2.58	2.29	2.30	2.42
Efficiency ratio (2)(5)	63.53	68.11	57.42	56.64	57.83

Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (6)(7)(8)	1.06	2.88	2.80	2.77	2.23
Non-performing assets as a percent of total assets (7)(8)	0.97	2.21	2.05	2.00	1.77
Allowance for loan losses as a percent of total loans receivable (6)(8)	0.95	1.33	1.32	1.15	1.17
Allowance for loan losses as a percent of total non- performing loans (7)(8)	89.13	46.14	47.29	41.42	52.48

Wealth Management:
Assets under administration (000’s)	$225,234	$216,144	$172,879	$154,851	$123,570

Per Share Data:
Cash dividends per common share	$0.49	$0.48	$0.48	$0.48	$0.48
Stockholders’ equity per common share at end of period	12.91	12.33	12.28	11.61	10.69
Tangible stockholders’ equity per common share at end of period	12.91	12.33	12.28	11.61	10.69

Number of full-service customer facilities:	23	23	24	24	23

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.
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
(7)

Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.

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

Overview

OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s Conversion.

The Company conducts business primarily through its ownership of the Bank which operates its administrative/branch office located in Toms River and twenty-two additional branch offices. Eighteen of the offices are located in Ocean County, New Jersey, with four branches in Monmouth County and one in Middlesex County. The Bank also operates a wealth management office in Manchester, New Jersey.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from wealth management, Bankcard services, loan sales, loan originations (including reverse mortgages), loan servicing, deposit account services, the sale of alternative investments, Bank Owned Life Insurance and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions including levels of unemployment and real estate values as well as changes in market interest rates, government policies and actions of regulatory agencies.

Strategy

The Company operates as a full service community bank delivering commercial and residential financing solutions, wealth management and deposit services throughout the central New Jersey region. The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with larger and out-of-market financial service providers through its local focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products.

The Company’s strategy has been to grow profitability while limiting exposure to credit, interest rate and operational risks. To accomplish these objectives, the Bank has sought to (1) grow commercial loans receivable through the offering of commercial lending services to local businesses; (2) increase non-interest income by expanding the menu of fee-based products and services and investing additional resources in these product lines; and (3) grow core deposits (defined as all deposits other than time deposits) through product offerings appealing to a broadened customer base.

Growing Commercial Loans

With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank has assembled an experienced team of business banking professionals which was further supplemented during 2013 and 2014 through the successful recruitment of several experienced commercial lenders. Additionally, a loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. These professionals are responsible for offering commercial loan and deposit services and Bankcard services to local businesses. As a result of this initiative, commercial loans represented 42.6% of the Bank’s total loans at December 31, 2014 as compared 28.3% at December 31, 2009 and only 3.6% at December 31, 1997. Commercial loan balances increased by $144.4 million, or 24.5%, in 2014. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring. See “Risk Factors – Increased emphasis on commercial lending may expose the Bank to increased lending risks”.

Enhancing non-interest income

Management continues to diversify the Bank’s product line and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in wealth management services and in Bankcard services, which includes interchange revenue, merchant services and ATM fees. The Bank also offers alternative investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. As a result of these initiatives, income from fees and service charges has increased 8.6%, to $14.3 million, for the year ended December 31, 2014, as compared to the prior year. By comparison, income from fees and service charges was $10.1 million for the year ended December 31, 2009 and only $1.4 million for the year ended December 31, 1997.

Increasing core deposits

The Bank seeks to increase core deposit market share in its primary market area by improving market penetration. Over the past ten years through December 31, 2014, the Bank has opened eight branch offices, six in Ocean County and two in Monmouth County, including a full service Financial Solutions Center in Red Bank. After a comprehensive review of the Bank’s branch network in late 2013, two existing branches were consolidated into newer, nearby facilities. The Bank is continually evaluating additional strategic office sites within its existing market area and expects to open a second branch in Jackson Township in the second quarter of 2015. The new Jackson branch will operate with advanced technology, in the form of interactive automated teller machines and a smaller staffing complement than the Bank’s traditional branches to more efficiently serve the local market. In 2014, the Bank installed its first interactive automated teller machine at a Deposit Production Office (“DPO”) as proof of concept. Rather than the traditional prototype approach, the footprint and staffing model of future branches and DPOs will be independently evaluated to ensure they efficiently serve the local market. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposit ratio has grown to 88.0% at December 31, 2014 as compared to 77.1% at December 31, 2009 and only 33.0% at December 31, 1997. Deposits added in 2014 from commercial loan borrowers totaled $35.7 million, demonstrating the value of relationship based lending. Within the core deposit category, $72.3 million of deposits formerly in interest bearing checking migrated to non-interest-bearing checking when the Bank streamlined its deposit product structure in the second quarter of 2014. Core deposits are generally considered a less expensive and more stable funding source than certificates of deposit.

Capital Management

In addition to the objectives described above, the Company determined to more actively manage its capital position to improve return on equity. The Company has, over the past few years, implemented or announced, three stock repurchase programs. The most recent plan to repurchase up to 5% of outstanding common stock was announced on July 24, 2014. For the year ended December 31, 2014, the Company repurchased 551,291 shares of common stock for $9.2 million. At December 31, 2014, there were 618,398 shares remaining to be repurchased under the existing stock repurchase plan.

Summary

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company’s net interest margin expanded slightly over the prior year as the Company has succeeded in growing commercial loans resulting in a shift in asset mix from lower-yielding interest-earning deposits and securities into higher-yielding loans. The net interest margin also benefited from the prepayment of $159.0 million of FHLB advances in the fourth quarter of 2013 and from the rising interest rate environment in 2013 which steepened the yield curve, slowed loan refinance activity and improved yields on newly-originated loans and investments. The increase in longer-term rates and related reduction in loan refinance activity caused a decrease in the Company’s loan sale volume and therefore lower income from the net gain on the sale of loans. Based upon current economic conditions, the Federal Reserve has indicated that it anticipates that short-term interest rates will remain at current levels for a considerable time, especially if projected inflation continues to run below the 2% longer-run goal, and provided that longer-term inflation expectations remain well-anchored. Furthermore, the Federal Reserve concluded its bond buying program in October 2014. Recently, worldwide economic and geopolitical uncertainty has caused longer-term interest rates to decline, which may have an adverse impact on the Company’s net interest margin in future periods.

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded modestly in 2013 and again in 2014. Labor market conditions improved as the national and local unemployment rates in 2014 both decreased compared to prior year levels. Despite these signs, the economic recovery remains modest.

Highlights of the Company’s financial results for the year ended December 31, 2014 were as follows:

On October 23, 2014, the Company announced a $0.01 increase in the quarterly cash dividend, to $0.13 per share.

Total assets increased to $2.357 billion at December 31, 2014, from $2.250 billion at December 31, 2013. Loans receivable, net increased $147.4 million at December 31, 2014, as compared to December 31, 2013 primarily due to growth in commercial loans of $144.4 million.

On September 30, 2014, the Company completed the bulk sale of certain non-performing residential mortgage loans with an aggregate carrying value of $23.1 million, for net cash consideration of $18.7 million. The sale represented 55.7% of the Company’s reported non-performing loans at that time and resulted in a total loan charge-off of $5.0 million through the Allowance for Loan Losses. The non-performing loan sale improved the credit risk profile of the loan portfolio and is expected to increase net interest income and reduce foreclosure-related expenses, lower overhead costs and reduce the FDIC insurance assessment in future periods.

On October 31, 2014, the Company sold the servicing rights on residential mortgage loans serviced for the Federal agencies, recognizing a net gain of $408,000. The Company anticipates a modest benefit to 2015 earnings as associated expense reductions are expected to exceed foregone servicing revenues.

Net income for the year ended December 31, 2014 was $19.9 million, or $1.19 per diluted share, as compared to net income of $16.3 million, or $0.95 per diluted share for the prior year. Net income for the year ended December 31, 2013 was adversely impacted by non-recurring expenses related to the prepayment of FHLB advances and the consolidation of two branches. Net income in 2014 benefited from improved net interest income and higher other income. Additionally, earnings per share benefited from a reduction in average shares outstanding.

Net interest income for the year ended December 31, 2014 increased to $72.3 million, as compared to $70.5 million in the prior year, reflecting a higher net interest margin and higher interest-earning assets. The net interest margin increased to 3.31% for the year ended December 31, 2014, as compared to 3.24% for the prior year.

The provision for loan losses for the year ended December 31, 2014 decreased to $2.6 million, as compared to $2.8 million in the prior year.

Other income increased to $18.6 million for the year ended December 31, 2014, as compared to $16.5 million in the prior year. The increase was due to higher fees and service charges, primarily due to a revised deposit fee and product structure, higher gain on sale of investment securities and the net gain on sale of mortgage servicing rights.

The Company remains well-capitalized with a tangible common equity ratio of 9.26%. On July 24, 2014, the Company announced the completion of its 2012 common stock repurchase program and the subsequent authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. At December 31, 2014, there were 618,398 shares available for repurchase.

Return on average stockholders’ equity was 9.18% for the year ended December 31, 2014, as compared to 7.51% for the prior year.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2014 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and loss sharing obligations, the valuation of Mortgage Servicing Rights and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all non-accrual loans where the value of the underlying collateral can reasonably be evaluated. For these loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs.

If a loan becomes 90 days delinquent, the Bank obtains an updated collateral appraisal. For residential real estate loans, the appraisal is updated annually if the loan remains delinquent for an extended period. For non-accrual commercial real estate loans, the Bank assesses whether there has likely been an adverse change in the collateral value supporting the loan. The Bank utilizes information based on its knowledge of changes in real estate conditions in its lending area to identify whether a possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated commercial real estate appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.

A general allowance is determined for all loans that are not individually evaluated for a specific allowance. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class
Residential real estate:	–	Residential
	–	Residential construction
Commercial real estate:	–	Commercial
	–	Construction and land
Consumer:	–	Consumer
Commercial and industrial:	–	Commercial and industrial

The loan portfolio is further segmented by delinquency status and risk rating (Pass, Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each risk tranche. To determine the loss factor, the Bank utilizes historical loss experience as a percent of loan principal adjusted for certain qualitative factors and the loss emergence period.

The Bank’s historical loss experience is based on a rolling 24-month look-back period for all loan segments. This was selected based on (1) management’s judgment that this period captures sufficient loss events (in both dollar terms and number of individual events) to be relevant; and (2) that the Bank’s underwriting criteria and risk characteristics have remained relatively stable throughout this period.

The historical loss experience is adjusted for certain qualitative factors including, but not limited to, (1) delinquency trends, (2) net charge-off trends, (3) nature and volume of the loan portfolio, (4) loan policies and underwriting standards, (5) experience and ability of lending personnel, (6) changes in current economic conditions, (7) concentrations of credit, (8) loan review system, and external factors such as (9) local competition and (10) regulation. The Bank considers the applicability of each of these qualitative factors in estimating the general allowance for each loan portfolio segment. Each quarter, the conditions that existed in the 24-month look-back period are compared to current conditions to support a conclusion as to which qualitative adjustments are (or are not) deemed necessary for a particular portfolio segment.

The Bank calculates and analyzes the loss emergence period on an annual basis or more frequently if conditions warrant. The Bank’s methodology is to use loss events in the past 8 quarters to determine the loss emergence period for each loan segment. The loss emergence period is specific to each loan segment and determined based on (1) the occurrence of a loss event which resulted in a potential loss and (2) confirmation of the potential loss is deemed to occur when the Bank records an initial charge-off on the loan or downgrades the risk-rating to substandard or doubtful.

The adjusted loss factors are then applied to each risk tranche. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local and regional trends in economic growth, unemployment and real estate values. In evaluating the qualitative factors as of December 31, 2014, the Company considered the potential adverse impact of actual and proposed increases to flood insurance premiums which may stress borrowers’ ability to repay their loans or lower real estate values in certain flood prone areas; the recent recruitment of commercial lenders and the related accelerated growth in commercial real estate loans; and the Company’s recent emphasis on construction-to-permanent residential construction loans attributable to local rebuilding after the damage caused by superstorm Sandy.

The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the overall loss estimation process including the periodic updating of appraisals, commercial loan risk ratings, and continued economic uncertainty that may not be fully captured in the Company’s loss history or the qualitative factors.

Upon completion of the aforementioned procedures, an overall management review is performed including ratio analyses to identify divergent trends compared with the Bank’s own historical loss experience, the historical loss experience of the Bank’s peer group, and management’s understanding of general regulatory expectations. Based on that review, management may identify issues or factors that previously had not been considered in the estimation process, which may warrant further analysis or adjustments to estimated loss factors or the allowance for loan losses.

Of the Bank’s loan portfolio, 95.1%, is secured by real estate, whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.

Management believes the primary risk characteristics for each portfolio segment are a decline in the economy generally, including elevated levels of unemployment, a decline in real estate market values and possible increases in interest rates. Additionally, actual and proposed increases to flood insurance premiums may adversely affect real estate market values. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

Valuation of Mortgage Servicing Rights

The estimated origination and servicing costs of mortgage loans sold in which servicing rights are retained is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or estimated fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates, as well as the information obtained from the Company’s recent sale of MSR. Impairment of the MSR is assessed on a quarterly basis on the fair value of those rights with any impairment recognized as a component of loan servicing fee income. Impairment is measured by risk strata based on the interest rate of the underlying mortgage loan.

The estimated fair value of MSR is sensitive to changes in assumptions. Fluctuations in prepayment speed assumptions have the most significant impact on the estimated fair value of MSR. In the event that loan prepayments increase due to increased loan refinancing, the estimated fair value of MSR would likely decline. In the event that loan prepayment activities decrease due to a decline in loan refinancing, the estimated fair value of MSR would likely increase. Additionally, in the event of an economic downturn, default rates and servicing costs may increase in future periods which would result in a decline in the estimated fair value of MSR. Any measurement of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

Impairment of Securities

On a quarterly basis, the Company evaluates whether any securities are other-than-temporarily impaired. In making this determination, the Company considers the extent and duration of the impairment, the nature and financial health of the issuer, the ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in estimated fair value and other factors relevant to specific securities, such as the credit risk of the issuer and whether a guarantee or insurance applies to the security. If a security is determined to be other-than-temporarily impaired, the credit related component is charged to income with the non-credit related component recognized in other comprehensive income, during the period the impairment is found to exist.

As of December 31, 2014, the Company concluded that any remaining unrealized losses in the securities portfolio were temporary in nature because they were primarily related to market interest rates, market illiquidity and wider credit spreads for these types of securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that could materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for each of the years ended December 31, 2014, 2013 and 2012. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	Years Ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$39,549	$41	0.10%	$50,704	$77	0.15%	$58,277	$92	0.16%
Securities (1)	526,637	8,535	1.62	593,877	9,506	1.60	554,831	10,528	1.90
FHLB-NY stock	15,972	713	4.46	16,492	711	4.31	17,596	827	4.70
Loans receivable, net (2)	1,603,434	70,564	4.40	1,518,288	69,863	4.60	1,551,462	76,168	4.91

Total interest-earning assets	2,185,592	79,853	3.65	2,179,361	80,157	3.68	2,182,166	87,615	4.02

Non-interest-earning assets	120,677			120,074			110,537

Total assets	$2,306,269			$2,299,435			$2,292,703

Liabilities and Equity:
Interest-bearing liabilities:
Money market deposit accounts	$113,406	92	0.08	$122,136	165	0.14	$126,502	361	0.29
Savings accounts	295,289	112	0.04	286,068	187	0.07	239,578	359	0.15
Interest-bearing checking accounts	869,383	925	0.11	919,701	1,408	0.15	939,335	2,878	0.31
Time deposits	213,566	2,974	1.39	215,477	2,949	1.37	243,776	3,949	1.62

Total	1,491,644	4,103	0.28	1,543,382	4,709	0.31	1,549,191	7,547	0.49
FHLB advances	219,847	2,515	1.14	219,102	3,986	1.82	239,707	5,495	2.29
Securities sold under agreements to repurchase	64,223	78	0.12	69,621	124	0.18	69,469	201	0.29
Other borrowings	27,500	809	2.94	27,500	809	2.94	27,500	860	3.13

Total interest-bearing liabilities	1,803,214	7,505	0.42	1,859,605	9,628	0.52	1,885,867	14,103	0.75

Non-interest-bearing deposits	257,058			205,855			170,859
Non-interest-bearing liabilities	29,082			16,470			17,152

Total liabilities	2,089,354			2,081,930			2,073,878
Stockholders’ equity	216,915			217,505			218,825

Total liabilities and equity	$2,306,269			$2,299,435			$2,292,703

Net interest income		$72,348			$70,529			$73,512

Net interest rate spread (3)			3.23%			3.16%			3.27%

Net interest margin (4)			3.31%			3.24%			3.37%

Ratio of interest-earning assets to interest-bearing liabilities	121.21%			117.19%			115.71%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held-for-sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$(14)	$(22)	$(36)	$(10)	$(5)	$(15)
Securities	(1,088)	117	(971)	711	(1,733)	(1,022)
FHLB-NY stock	(23)	25	2	(50)	(66)	(116)
Loans receivable, net	3,816	(3,115)	701	(1,595)	(4,710)	(6,305)

Total interest-earning assets	2,691	(2,995)	(304)	(944)	(6,514)	(7,458)

Interest-bearing liabilities:
Money market deposit accounts	(10)	(63)	(73)	(12)	(184)	(196)
Savings accounts	7	(82)	(75)	56	(228)	(172)
Interest-bearing checking accounts	(82)	(401)	(483)	(57)	(1,413)	(1,470)
Time deposits	(23)	48	25	(429)	(571)	(1,000)

Total	(108)	(498)	(606)	(442)	(2,396)	(2,838)

FHLB advances	14	(1,485)	(1,471)	(445)	(1,064)	(1,509)
Securities sold under agreements to repurchase	(9)	(37)	(46)	—	(77)	(77)
Other borrowings	—	—	—	—	(51)	(51)

Total interest-bearing liabilities	(103)	(2,020)	(2,123)	(887)	(3,588)	(4,475)

Net change in net interest income	$2,794	$(975)	$1,819	$(57)	$(2,926)	$(2,983)

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets increased by $107.0 million to $2.357 billion at December 31, 2014, from $2.250 billion at December 31, 2013. Securities, in the aggregate, decreased by $50.2 million, to $489.2 million at December 31, 2014, as compared to $539.4 million at December 31, 2013.

Loans receivable, net, increased by $147.4 million, to $1.689 billion at December 31, 2014 from $1.542 billion at December 31, 2013, primarily due to growth in commercial loans of $144.4 million and in construction to permanent residential construction loans, net of loans in process, which increased $12.7 million as homeowners rebuild from superstorm Sandy. The 24.5% annual growth in commercial loans was due to the strategic expansion of the commercial lending group. This growth was partly offset by a decrease in one-to-four family mortgage loans due to prepayments and the sale of most newly-originated 30-year fixed-rate one-to-four family loans. Also, on June 30, 2014, the Company purchased a pool of performing, locally-originated, one-to-four family, non-conforming mortgage loans for $20.6 million. Separately, on September 30, 2014, the Company sold a pool of non-performing loans with a book balance of $23.1 million.

Deposits decreased by $26.6 million, to $1.720 billion at December 31, 2014, from $1.747 billion at December 31, 2013 due to a reduction in government deposits of $50.4 million partly offset by growth in business checking accounts. Deposits added in 2014 from commercial loan borrowers totaled $35.7 million, demonstrating the value of relationship based lending. Non-interest-bearing deposit accounts grew $72.3 million for the year relating to a revised fee and product structure adopted in the second quarter of 2014. To fund loan growth, FHLB advances increased $130.2 million, to $305.2 million at December 31, 2014, from $175.0 million at December 31, 2013.

Stockholders’ equity increased to $218.3 million at December 31, 2014, as compared to $214.4 million at December 31, 2013, as net income for the period was partly offset by the repurchase of 551,291 shares of common stock for $9.2 million (average cost per share of $16.65) and the cash dividends on common stock. At December 31, 2014, there were 618,398 shares available for repurchase under the stock repurchase program adopted in July of 2014. Tangible stockholders’ equity per common share was $12.91 at December 31, 2014, as compared to $12.33 at December 31, 2013.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

General

Net income for the year ended December 31, 2014, was $19.9 million, or $1.19 per diluted share, as compared to net income of $16.3 million, or $0.95 per diluted share, for the prior year. Net income for the year ended December 31, 2013 was adversely impacted by the non-recurring expenses relating to the prepayment of $159.0 million of FHLB advances at a cost of $4.3 million and the consolidation of two branches into newer, in-market facilities, at a cost of $579,000. The net, after tax amount of these two items reduced net income and diluted earnings per share for the year ended December 31, 2013 by $3.1 million and $0.19, respectively. Net income benefited from improved net interest income and higher other income. Additionally, earnings per share benefited from a reduction in average shares outstanding.

Interest Income

Interest income for the year ended December 31, 2014 was $79.9 million, as compared to $80.2 million for the prior year. The yield on interest-earning assets declined to 3.65% for the year ended December 31, 2014, as compared to 3.68% for the prior year. Despite the slight decline in the yield on interest earning assets, the asset yield benefited from a shift in the mix of interest-earning assets as average loans receivable, net increased $85.1 million while average securities decreased $67.8 million. Average interest-earning assets increased by $6.2 million for the year ended December 31, 2014, as compared to the prior year.

Interest Expense

Interest expense for the year ended December 31, 2014 was $7.5 million, as compared to $9.6 million for the year ended December 31, 2013. The cost of interest-bearing liabilities decreased to 0.42% for the year ended December 31, 2014, as compared to 0.52% in the prior year. The decrease was partly due to the prepayment of $159.0 million of FHLB advances with a weighted average cost of 2.31% in the fourth quarter of 2013. Average interest-bearing liabilities decreased by $56.4 million for the year ended December 31, 2014, as compared to the prior year primarily due to a decline in average interest-bearing deposits of $51.7 million. This decline in interest-bearing funding was partly replaced by an increase of $51.2 million in average non-interest-bearing deposits, as compared to the prior year.

Net Interest Income

Net interest income for the year ended December 31, 2014 increased to $72.3 million, as compared to $70.5 million for the prior year, reflecting an increase in the net interest margin and an increase in average interest-earning assets. The net interest margin increased to 3.31% for the year ended December 31, 2014, from 3.24% for the prior year primarily due to a reduction in the cost of average interest-bearing liabilities.

Provision for Loan Losses

For the year ended December 31, 2014, the provision for loan losses was $2.6 million, as compared to $2.8 million for the prior year. For the year ended December 31, 2014, net charges-offs were $7.2 million, as compared to $2.4 million in the prior year. For the year ended December 31, 2014, net charge-offs includes a $5.0 million charge-off relating to the bulk sale of non-performing loans. In evaluating the level of the allowance for loan losses at December 31, 2014 and related provision for loan losses for the year ended December 31, 2014, the Company considered the improved risk profile of the loan portfolio in light of the significant reduction in residential non-performing loans from the bulk sale and an improvement in the collectability of several commercial real estate loans. Non-performing loans amounted to $18.3 million at December 31, 2014, a decrease of $27.1 million, or 59.6% as compared to December 31, 2013. Non-performing loans as a percent of total loans receivable decreased to 1.06% at December 31, 2014, as compared to 2.88% at December 31, 2013. Additionally, the allowance for loan losses as a percent of total non-performing loans increased to 89.1% at December 31, 2014, from 46.1% at December 31, 2013.

Other Income

For the year ended December 31, 2014, other income increased to $18.6 million, as compared to $16.5 million in the prior year. For the year ended December 31, 2014, fees and service charges increased $1.1 million, as compared to the prior year primarily due to a revised deposit fee and product structure. For the year ended December 31, 2014, the net gain on sale of loans decreased to $772,000, as compared to $1.2 million in the prior year. The gain on the sale of loans for the year ended December 31, 2013 was adversely impacted by a provision of $975,000 added to the reserve for repurchased loans and loss sharing obligations, as compared to no provision in the current year. The prior year provision was related to loans sold to the FHLB as part of its MPF program. Compared to prior years, the gain on sale of loans in 2014 was adversely impacted by a reduction in loans sold, decreasing to $39.2 million in 2014 (excluding the bulk sale of non-performing loans), as compared to $106.6 million in the prior year, as increasing longer-term interest rates reduced one-to-four family loan refinance activity. For the year ended December 31, 2014, the Company recognized gains of $1.0 million on the sale of equity securities, as compared to a gain of $46,000 in the prior year. For the year ended December 31, 2014, the Company recognized a net gain of $408,000 on the sale of loan servicing rights. Finally, for the year ended December 31, 2014, the net loss from real estate operations increased to $390,000, as compared to a net loss of $161,000 in the prior year.

Operating Expenses

Operating expenses decreased to $57.8 million for the year ended December 31, 2014, as compared to $59.2 million in the prior year. The decrease was primarily due to the expenses incurred in the fourth quarter of 2013 associated with the FHLB advance prepayment fee and the branch consolidations totaling $4.8 million. Compensation and employee benefits expense increased $2.7 million for the year ended December 31, 2014, as compared to the prior year. The increase was primarily due to personnel additions in revenue producing areas beginning in mid-2013 through 2014. Additionally, compensation and employee benefits expense in 2014 includes $259,000 in non-recurring severance related expenses due to the Company’s strategic decisions to improve efficiency in the residential mortgage loan area and to sell mortgage servicing rights.

Provision for Income Taxes

The provision for income taxes was $10.6 million for the year ended December 31, 2014, as compared to $8.6 million for the prior year. The effective tax rate was 34.8% for the year ended December 31, 2014, as compared to 34.5% in the prior year.

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

Other Income

For the year ended December 31, 2013, other income decreased to $17.0 million, as compared to $18.2 million in the prior year. The decrease in other income was primarily caused by the net gain on sales of loans decreasing $2.8 million for the year ended December 31, 2013, as compared to the prior year. For the year ended December 31, 2013, Bankcard services revenue increased $484,000 and wealth management revenue increased $662,000, as compared to the prior year. The increase in wealth management revenue was partly due to an increase in assets under administration to $216.1 million at December 31, 2013 from $172.9 million at December 31, 2012. For year ended December 31, 2013, the net gain on the sale of loans decreased to $1.2 million, as compared to $4.0 million in the prior year due to decreased mortgage loan demand as a result of increased market rates for longer-term mortgage products. As a result of this trend, the amount of loans sold decreased to $106.6 million for the year ended December 31, 2013, as compared to $166.8 million for the prior year. The decrease in the net gain on the sale of loans was also due to the reclassification of reverse mortgage income into fees and service charges. Additionally, the net gain on sale of loans for the year ended December 31, 2013 was adversely impacted by an addition of $975,000 to the reserve for repurchased loans, as compared to an addition of $750,000 in the prior year. Effective January 1, 2013, income from the origination of reverse mortgage loans is classified as part of fees and service charges as compared to inclusion in the net gain on sale of loans in prior periods as the Bank no longer closes these loans in its name. The amount of reverse mortgage fees included in fees and service charges for the year ended December 31, 2013 was $714,000. The results from other real estate operations declined $151,000, for the year ended December 31, 2013, as compared to the prior year. Finally, for the year ended December 31, 2013, the net gain on sales of investment securities available-for-sale decreased to $46,000 from $226,000 in the prior year.

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

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sales of loans, FHLB advances and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including advances from the FHLB and various lines of credit.

At December 31, 2014, the Bank had $111.0 million in outstanding overnight borrowings from the FHLB, compared to $35.0 million outstanding at December 31, 2013. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including the overnight borrowings, totaled $305.2 million at December 31, 2014, an increase from $175.0 million at December 31, 2013.

The Company’s cash needs for the year ended December 31, 2014 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held-for-sale, proceeds from maturities of investment securities and increased FHLB borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to fund deposit outflows. The Company’s cash needs for the year ended December 31, 2013 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held-for-sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to reduce FHLB borrowings.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination and sale of loans. At December 31, 2014, outstanding commitments to originate loans totaled $70.4 million; outstanding unused lines of credit totaled $320.2 million; and, outstanding commitments to sell loans totaled $6.9 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $109.4 million at December 31, 2014. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.

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

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2014, the Company repurchased 551,291 shares of common stock at a total cost of $9.2 million, compared to 533,018 shares of common stock at a total cost of $8.1 million for the year ended December 31, 2013. At December 31, 2014 there were 618,398 shares remaining to be repurchased under the current stock repurchase authorization.

Cash dividends on common stock declared and paid during the year ended December 31, 2014 were $8.2 million, no change from the prior year. On January 22, 2015, the Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share. The dividend was payable on February 13, 2015 to common stockholders of record at the close of business on February 2, 2015. The quarterly dividend rate was increased by $0.01 per share in October 2014.

The primary sources of liquidity specifically available to the Company are capital distributions from the Bank and the issuance of preferred and common stock and long-term debt. For the year ended December 31, 2014, the Company received dividend payments of $16.0 million from the Bank. At December 31, 2014, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $12.0 million in dividends from the Bank to the Company over the first three quarters of 2015, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the

Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2014, OceanFirst Financial Corp. held $22.8 million in cash.

As of December 31, 2014, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tangible capital	$223,573	9.46%	$35,465	1.50%
Tier 1 leverage	223,573	9.46	94,573	4.00
Tier 1 risk-based capital	223,573	14.05	63,663	4.00
Total risk-based capital	239,940	15.08	127,325	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations. Effective January 1, 2015, certain changes to the capital requirements applicable to the Bank, implementing the BASEL III accord, begin to phase in. See “Regulation and Supervision – Federal Savings Institution Regulation – Capital Requirements”.

At December 31, 2014, the Company maintained tangible common equity of $218.3 million for a tangible common equity to assets ratio of 9.26%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 13 to the Consolidated Financial Statements. The Bank also has outstanding commitments to sell loans amounting to $6.9 million.

The Company entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the MPF program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At December 31, 2014 and 2013 the reserve for repurchased loans and loss sharing obligations amounted to $1.0 million and $1.5 million, respectively. Refer to Note 14 to the Consolidated Financial Statements for further discussion.

The following table shows the contractual obligations of the Bank by expected payment period as of December 31, 2014 (in thousands). Further discussion of these commitments is included in Notes 9 and 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$400,550	$190,665	$43,809	$143,576	$22,500
Commitments to Originate Loans	70,395	70,395	—	—	—
Commitments to Fund Unused Lines of Credit	320,225	320,225	—	—	—
Operating Lease Obligations	19,240	1,678	3,302	3,137	11,123
Purchase Obligations	15,265	3,192	6,383	5,690	711

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

Impact of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2014, the Company’s one-year gap was negative 2.73% as compared to negative 10.81% at December 31, 2013. The change was primarily due to the term extension of new and existing FHLB advances. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2014, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 10% and 18% annually. Mortgage-backed securities were projected to prepay at rates between 12% and 16% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 7.8 years, 6.2 years and 6.2 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.

There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2014	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$3,134	$—	$—	$—	$—	$3,134
Investment securities	66,415	35,221	61,655	11,236	596	175,123
Mortgage-backed securities	43,463	40,430	94,591	78,004	69,629	326,117
FHLB stock	—	—	—	—	19,170	19,170
Loans receivable (2)	305,692	375,309	444,212	308,699	272,245	1,706,157

Total interest-earning assets	418,704	450,960	600,458	397,939	361,640	2,229,701

Interest-bearing liabilities:
Money market deposit accounts	3,200	8,950	19,727	14,930	48,856	95,663
Savings accounts	61,199	25,620	52,114	39,445	122,812	301,190
Interest-bearing checking accounts	455,277	53,712	101,628	82,593	142,910	836,120
Time deposits	38,534	70,911	51,698	44,387	1,688	207,218
FHLB advances	111,460	6,393	43,809	143,576	—	305,238
Securities sold under agreements to repurchase and other borrowings	90,312	5,000	—	—	—	95,312

Total interest-bearing liabilities	759,982	170,586	268,976	324,931	316,266	1,840,741

Interest sensitivity gap (3)	$(341,278)	$280,374	$331,482	$73,008	$45,374	$388,960

Cumulative interest sensitivity gap	$(341,278)	$(60,904)	$270,578	$343,586	$388,960	$388,960

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(15.31)%	(2.73)%	12.14%	15.41%	17.44%	17.44%

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

Another method of analyzing an institution’s exposure to IRR is by measuring the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. The EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the fair value of assets in the same scenario. The Company’s interest rate sensitivity is monitored by management through the use of an IRR model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2014 and 2013 (dollars in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2014						December 31, 2013
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change
300	$242,356	(12.9)%	11.0%	$68,025	(4.8)%	300	$249,034	(15.4)%	11.8%	$58,521	(14.6)%
200	260,338	(6.4)	11.5	70,013	(2.0)	200	267,316	(9.2)	12.4	62,558	(8.7)
100	272,499	(2.1)	11.7	70,992	(0.6)	100	282,633	(4.0)	12.8	65,691	(4.2)
Static	278,222	—	11.7	71,420	—	Static	294,381	—	13.0	68,554	—
(100)	275,644	(0.9)	11.3	67,779	(5.1)	(100)	299,481	1.7	12.9	66,487	(3.0)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OceanFirst Financial Corp. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited OceanFirst Financial Corp.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OceanFirst Financial Corp. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 13, 2015

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$36,117	$33,958
Securities available-for-sale (encumbered $9,915 at December 31, 2014 and $35,128 at December 31, 2013) (notes 3, 9 and 10)	19,804	43,836
Securities held-to-maturity, net (estimated fair value of $474,215 at December 31, 2014 and $495,082 at December 31, 2013) (encumbered $421,427 at December 31, 2014 and $390,622 at December 31, 2013) (notes 3, 9 and 10)	469,417	495,599
Federal Home Loan Bank of New York stock, at cost (note 9)	19,170	14,518
Loans receivable, net (notes 4, 9 and 13)	1,688,846	1,541,460
Mortgage loans held-for-sale	4,201	785
Interest and dividends receivable (note 6)	5,506	5,380
Other real estate owned	4,664	4,345
Premises and equipment, net (note 7)	24,738	23,684
Servicing asset (note 5)	701	4,178
Bank Owned Life Insurance	56,048	54,571
Deferred tax asset (note 10)	15,589	15,354
Other assets (note 10)	11,913	12,043

Total assets	$2,356,714	$2,249,711

Liabilities and Stockholders’ Equity
Deposits (notes 3 and 8)	$1,720,135	$1,746,763
Securities sold under agreements to repurchase with retail customers (notes 3 and 9)	67,812	68,304
Federal Home Loan Bank advances (note 9)	305,238	175,000
Other borrowings (note 9)	27,500	27,500
Advances by borrowers for taxes and insurance	6,323	6,471
Other liabilities (note 13)	11,447	11,323

Total liabilities	2,138,455	2,035,361

Commitments and contingencies (note 13)
Stockholders’ equity: (notes 2, 10, 11 and 12)
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 16,901,653 and 17,387,049 shares outstanding at December 31, 2014 and December 31, 2013, respectively	336	336
Additional paid-in capital	265,260	263,319
Retained earnings	217,714	206,201
Accumulated other comprehensive loss	(7,109)	(6,619)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,330)	(3,616)
Treasury stock, 16,665,119 and 16,179,723 shares at December 31, 2014 and December 31, 2013, respectively	(254,612)	(245,271)
Common stock acquired by Deferred Compensation Plan	(304)	(665)
Deferred Compensation Plan Liability	304	665

Total stockholders’ equity	218,259	214,350

Total liabilities and stockholders’ equity	$2,356,714	$2,249,711

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Interest income:
Loans	$70,564	$69,863	$76,168
Mortgage-backed securities	6,845	7,403	8,509
Investment securities and other	2,444	2,891	2,938

Total interest income	79,853	80,157	87,615

Interest expense:
Deposits (note 8)	4,103	4,709	7,547
Borrowed funds (note 9)	3,402	4,919	6,556

Total interest expense	7,505	9,628	14,103

Net interest income	72,348	70,529	73,512
Provision for loan losses (note 4)	2,630	2,800	7,900

Net interest income after provision for loan losses	69,718	67,729	65,612

Other income:
Bankcard services revenue	3,478	3,584	3,100
Wealth management revenue	2,280	2,174	1,512
Fees and services charges	8,589	7,451	7,542
Loan servicing income (note 5)	816	748	538
Net gain on sale of loan servicing	408	—	—
Net gain on sales of loans available-for-sale (note 14)	772	1,163	3,466
Net gain on sales of investment securities available-for-sale (note 3)	1,031	46	226
Net loss from other real estate operations	(390)	(161)	(10)
Income from Bank Owned Life Insurance	1,477	1,404	1,338
Other	116	49	12

Total other income	18,577	16,458	17,724

Operating expenses:
Compensation and employee benefits (notes 11 and 12)	31,427	28,762	27,610
Occupancy (note 13)	5,510	5,562	5,074
Equipment	3,278	2,724	2,632
Marketing	1,795	1,632	1,633
Federal deposit insurance	2,128	2,141	2,113
Data processing	4,239	3,996	3,632
Check card processing	1,934	1,768	1,455
Professional fees	2,267	2,449	2,546
Other operating expense	5,186	5,366	5,694
Federal Home Loan Bank advance prepayment fee (note 9)	—	4,265	—
Branch consolidation expense	—	579	—

Total operating expenses	57,764	59,244	52,389

Income before provision for income taxes	30,531	24,943	30,947
Provision for income taxes (note 10)	10,611	8,613	10,927

Net income	$19,920	$16,330	$20,020

Basic earnings per share	$1.19	$0.96	$1.13

Diluted earnings per share	$1.19	$0.95	$1.12

Average basic shares outstanding (note 15)	16,687	17,071	17,730

Average diluted shares outstanding (note 15)	16,797	17,157	17,829

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$19,920	$16,330	$20,020

Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $415 in 2014 and $4,674 in 2013 and tax expense of $1,831 in 2012)	(601)	(6,768)	2,651
Reclassification adjustment for gains included in net income (net of tax expense of $421, $19 and $92 in 2014, 2013 and 2012, respectively)	(610)	(27)	(134)
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $497 and $88 in 2014 and 2013, respectively)	721	127	—

Total other comprehensive (loss) income	(490)	(6,668)	2,517

Total comprehensive income	$19,430	$9,662	$22,537

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts)

Years Ended December 31, 2014, 2013 and 2012

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2011	$—	$336	$262,812	$186,666	$(2,468)	$(4,193)	$(226,304)	$(871)	$871	$216,849

Net income	—	—	—	20,020	—	—	—	—	—	20,020
Other comprehensive gain, net of tax	—	—	—	—	2,517	—	—	—	—	2,517
Stock awards	—	—	591	—	—	—	—	—	—	591
Tax expense of stock plans	—	—	(608)	—	—	—	—	—	—	(608)
Treasury stock allocated to restricted stock plan	—	—	(282)	42	—	—	240	—	—	—
Allocation of ESOP stock	—	—	191	—	—	289	—	—	—	480
Cash dividend – $0.48 per share	—	—	—	(8,579)	—	—	—	—	—	(8,579)
Exercise of stock options	—	—	—	(40)	—	—	459	—	—	419
Purchase of 843,370 shares of common stock	—	—	—	—	—	—	(11,897)	—	—	(11,897)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	224	(224)	—

Balance at December 31, 2012	—	336	262,704	198,109	49	(3,904)	(237,502)	(647)	647	219,792

Net income	—	—	—	16,330	—	—	—	—	—	16,330
Other comprehensive loss, net of tax	—	—	—	—	(6,668)	—	—	—	—	(6,668)
Stock awards	—	—	671	—	—	—	—	—	—	671
Tax expense of stock plans	—	—	(31)	—	—	—	—	—	—	(31)
Treasury stock allocated to restricted stock plan	—	—	(275)	6	—	—	269	—	—	—
Allocation of ESOP stock	—	—	250	—	—	288	—	—	—	538
Cash dividend – $0.48 per share	—	—	—	(8,239)	—	—	—	—	—	(8,239)
Exercise of stock options	—	—	—	(5)	—	—	70	—	—	65
Purchase of 533,018 shares of common stock	—	—	—	—	—	—	(8,108)	—	—	(8,108)
Purchase of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(18)	18	—

Balance at December 31, 2013	—	336	263,319	206,201	(6,619)	(3,616)	(245,271)	(665)	665	214,350

Net income	—	—	—	19,920	—	—	—	—	—	19,920
Other comprehensive loss, net of tax	—	—	—	—	(490)	—	—	—	—	(490)
Stock awards	—	—	928	—	—	—	—	—	—	928
Tax benefit of stock plans	—	—	51	—	—	—	—	—	—	51
Treasury stock allocated to restricted stock plan	—	—	678	(99)	—	—	(579)	—	—	—
Allocation of ESOP stock	—	—	284	—	—	286	—	—	—	570
Cash dividend – $0.49 per share	—	—	—	(8,241)	—	—	—	—	—	(8,241)
Exercise of stock options	—	—	—	(67)	—	—	416	—	—	349
Purchase of 551,291 shares of common stock	—	—	—	—	—	—	(9,178)	—	—	(9,178)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	361	(361)	—

Balance at December 31, 2014	$—	$336	$265,260	$217,714	$(7,109)	$(3,330)	$(254,612)	$(304)	$304	$218,259

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$19,920	$16,330	$20,020

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,916	2,832	2,626
Allocation of ESOP stock	570	538	480
Stock awards	928	671	591
Amortization of servicing asset	1,016	1,385	1,633
Net premium amortization in excess of discount accretion on securities	2,816	3,667	3,466
Net premium amortization of deferred fees and discounts on loans	63	501	819
Provision for loan losses	2,630	2,800	7,900
Provision for repurchased loans and loss sharing obligations	—	975	750
Deferred tax provision (benefit)	103	(1,750)	649
Net (gain) loss on sales of other real estate owned	(46)	105	(295)
Net gain on sales of loans	(772)	(2,138)	(4,718)
Net gain on sales of investment securities available for sale	(1,031)	(46)	(226)
Proceeds from sale of mortgage servicing rights	3,155	—	—
Net gain on sale of loan servicing	(408)	—	—
Proceeds from sales of mortgage loans held-for-sale	39,641	106,719	176,903
Mortgage loans originated for sale	(42,571)	(99,614)	(170,999)
Purchase of Bank Owned Life Insurance	—	—	(10,000)
Proceeds from Bank Owned Life Insurance	—	—	158
Increase in value of Bank Owned Life Insurance	(1,477)	(1,404)	(1,338)
(Increase) decrease in interest and dividends receivable	(126)	596	456
Decrease in other assets	130	2,031	937
Increase in other liabilities	124	1,260	1,076

Total adjustments	7,661	19,128	10,868

Net cash provided by operating activities	27,581	35,458	30,888

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(152,852)	(24,917)	27,050
Purchase of loans receivable	(20,574)	—	—
Proceeds from sale of non-performing loans	19,058	—	—
Proceeds from sales of investment securities available-for-sale	8,439	1,244	1,221
Purchase of investment securities available-for-sale	(20,547)	(28,292)	(74,390)
Purchase of investment securities held-to-maturity	(5,003)	(847)	—
Purchase of mortgage-backed securities available-for-sale	—	(127,582)	(94,663)
Purchase of mortgage-backed securities held-to-maturity	(35,203)	—	—
Proceeds from maturities of investment securities available-for-sale	35,005	45,395	28,049
Proceeds from maturities of investment securities held-to-maturity	7,711	3,725	—
Principal repayments on mortgage-backed securities available-for-sale	—	75,460	118,372
Principal repayments on mortgage-backed securities held-to-maturity	57,199	24,017	—
(Increase) decrease in Federal Home Loan Bank of New York stock	(4,652)	2,543	1,099
Net proceeds from sale and acquisition of other real estate owned	4,016	2,116	3,105
Purchases of premises and equipment	(3,970)	(4,283)	(2,600)

Net cash (used in) provided by investing activities	(111,373)	(31,421)	7,243

Cash flows from financing activities:
(Decrease) increase in deposits	(26,628)	27,092	13,588
Increase (decrease) in short-term borrowings	24,746	112,513	(5,310)
Proceeds from Federal Home Loan Bank advances	215,000	70,000	—
Repayments of Federal Home Loan Bank advances	(110,000)	(225,000)	(41,000)
(Increase) decrease in advances by borrowers for taxes and insurance	(148)	(915)	273
Exercise of stock options	349	65	419
Purchase of treasury stock	(9,178)	(8,108)	(11,897)
Dividends paid	(8,241)	(8,239)	(8,579)
Tax benefit (expense) of stock plans	51	(31)	(608)

Net cash provided by (used in) financing activities	85,951	(32,623)	(53,114)

Net increase (decrease) in cash and due from banks	2,159	(28,586)	(14,983)
Cash and due from banks at beginning of year	33,958	62,544	77,527

Cash and due from banks at end of year	$36,117	$33,958	$62,544

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,243	$9,969	$14,151
Income taxes	11,801	8,136	9,018
Non-cash investing activities:
Reclassification of securities available-for-sale to held-to-maturity	—	536,010	—
Accretion of unrealized loss on securities reclassified to held-to-maturity	1,218	206	—
Loans charged-off, net	7,243	2,380	5,620
Transfer of loans receivable to other real estate owned	4,289	3,356	4,050

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc, and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts previously reported have been reclassified to conform to the current year’s presentation.

Business

The Bank provides a range of community banking services to customers through a network of branches and offices in Ocean, Monmouth, Middlesex and Mercer Counties in New Jersey. The Bank is subject to competition from other financial institutions; it is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the accompanying consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the reserve for repurchased loans and loss sharing obligations, the valuation of mortgage servicing rights and the evaluation of securities for other-than-temporary impairment. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Equivalents

Cash equivalents consist of interest-bearing deposits in other financial institutions and loans of Federal funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Securities

Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell prior to maturity, the securities are classified as held-to-maturity securities. Such securities are stated at amortized cost. During 2013, the Company transferred $536.0 million of previously designated available-for-sale securities to held-to-maturity designation at estimated fair value. The Company has the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive income, net of subsequent amortization, which is being recognized over the life of the securities. Securities in the available-for-sale category are securities which the Company may sell prior to maturity as part of its asset/liability management strategy and all marketable equity securities. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of comprehensive income. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Gains or losses on the sale of such securities are included in other income using the specific identification method.

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

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the estimated fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period.

On a quarterly basis the Company evaluates the securities portfolio for other-than-temporary impairment. Securities that are in an unrealized loss position are reviewed to determine if an other-than-temporary impairment is present based on certain quantitative factors. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: (a) the length of time and extent to which the estimated fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) whether the Company intends to sell the security and whether it is more likely than not that the Company will not be required to sell the security.

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

A loan is considered impaired when it is deemed probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all non-accrual commercial real estate, multi-family, land, construction and commercial and industrial loans in excess of $250,000. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio, except when they are modified in a trouble debt restructuring.

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

Mortgage Loans Held-for-sale

The Company regularly sells part of its mortgage loan originations in order to manage interest rate risk and liquidity. The Bank has generally sold fixed-rate mortgage loans with final maturities in excess of 15 years.

In determining whether to retain mortgages, management considers the Company’s overall interest rate risk position, the volume of such loans, the loan yield and the types and amount of funding sources. The Company may also retain mortgage loan production in order to improve yields and increase balance sheet leverage.

Mortgage loans held-for-sale are carried at the lower of unpaid principal balance, net, or estimated fair value on an aggregate basis. Estimated fair value is determined based on bid quotations from securities dealers.

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated fair value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs.

The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses. The analysis considers known and inherent risks in the loan portfolio resulting from management’s continuing review of the factors underlying the quality of the loan portfolio.

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all non-accrual loans where the estimated fair value of the underlying collateral can reasonably be evaluated. For these loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs.

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

A general allowance is determined for all loans that are not individually evaluated for a specific allowance. In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments and classes as follows:

Loan Portfolio Segment		Loan Class
Residential real estate:	–	Residential
	–	Residential construction
Commercial real estate:	–	Commercial
	–	Construction and land
Consumer:	–	Consumer
Commercial and industrial:	–	Commercial and industrial

The loan portfolio is further segmented by delinquency status and risk rating (Pass, Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each risk tranche. To determine the loss factor, the Bank utilizes historical loss experience as a percent of loan principal adjusted for certain qualitative factors and the loss emergence period.

The Bank’s historical loss experience is based on a rolling 24-month look-back period for all loan segments. This was selected based on (1) management’s judgment that this period captures sufficient loss events (in both dollar terms and number of individual events) to be relevant; and (2) that the Bank’s underwriting criteria and risk characteristics have remained relatively stable throughout this period.

The historical loss experience is adjusted for certain qualitative factors including, but not limited to, (1) delinquency trends, (2) net charge-off trends, (3) nature and volume of the loan portfolio, (4) loan policies and underwriting standards, (5) experience and ability of lending personnel, (6) changes in current economic conditions, (7) concentrations of credit, (8) loan review system, and external factors such as (9) local competition and (10) regulation. The Bank considers the applicability of each of these qualitative factors in estimating the general allowance for each loan portfolio segment. Each quarter, the conditions that existed in the 24-month look-back period are compared to current conditions to support a conclusion as to which qualitative adjustments are (or are not) deemed necessary for a particular portfolio segment.

The Bank calculates and analyzes the loss emergence period on an annual basis or more frequently if conditions warrant. The Bank’s methodology is to use loss events in the past 8 quarters to determine the loss emergence period for each loan segment. The loss emergence period is specific to each loan segment and determined based on (1) the occurrence of a loss event which resulted in a potential loss and (2) confirmation of the potential loss is deemed to occur when the Bank records an initial charge-off on the loan or downgrades the risk-weighting to substandard or doubtful.

The adjusted loss factors are then applied to each risk tranche. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local and regional trends in economic growth, unemployment and real estate values. In evaluating the qualitative factors as of December 31, 2014, the Company considered the potential adverse impact of actual and proposed increases to flood insurance premiums which may stress borrowers’ ability to repay their loans or lower real estate values in certain flood prone areas; the recent recruitment of commercial lenders and the related accelerated growth in commercial real estate loans; and the Company’s recent emphasis on construction-to-permanent residential construction loans attributable to local rebuilding after the damage caused by superstorm Sandy.

The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the overall loss estimation process including the periodic updating of appraisals, commercial loan risk ratings, and continued economic uncertainty that may not be fully captured in the Company’s loss history or the qualitative factors.

Upon completion of the aforementioned procedures, an overall management review is performed including ratio analyses to identify divergent trends compared with the Bank’s own historical loss experience, the historical loss experience of the Bank’s peer group and management’s understanding of general regulatory expectations. Based on that review, management may identify issues or factors that previously had not been considered in the estimation process, which may warrant further analysis or adjustments to estimated loss factors or the allowance for loan losses.

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

Mortgage Servicing Rights (“MSR”)

The Company recognizes as a separate asset the rights to service mortgage loans, whether those rights are acquired through purchase or loan origination activities. MSR are amortized in proportion to and over the estimated period of net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates, as well as the information obtained from the Company’s recent sale of MSR. Impairment of the MSR is assessed on a quarterly basis on the estimated fair value of those rights with any impairment recognized as a component of loan servicing fee income. Impairment is measured by risk strata based on the interest rate of the underlying mortgage loans. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

Other Real Estate Owned (“OREO”)

Other real estate owned is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over estimated fair value is charged to the allowance for loan losses. Operating results from real estate owned, including rental income, operating expenses, gains and losses realized from the sales of other real estate owned and subsequent write-downs are recorded as incurred.

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

Impact of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly in equity, such as unrealized gains or losses on securities available-for-sale and accretion of unrealized loss on securities reclassified to held-to-maturity.

Bank Owned Life Insurance (“BOLI”)

Bank Owned Life Insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The Company’s BOLI is invested in a separate account insurance product which is invested in a fixed income portfolio. The separate account includes stable value protection which maintains realizable value at book value with investment gains and losses amortized over future periods. The change in the net asset value is included in other non-interest income.

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

(2) Regulatory Matters

Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2014, the Bank was required to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Tier 1 capital to risk weighted assets of 4.0%; and, a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under the regulatory framework for prompt corrective action, Federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally an institution is considered well-capitalized if it has a Tier 1 risk-based ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. At December 31, 2014 and 2013, the Bank was considered well-capitalized.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution (in thousands).

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital	$223,573	9.46%	$35,465	1.50%	$—	—%
Tier 1 leverage	223,573	9.46	94,573	4.00	118,217	5.00
Tier 1 risk-based capital	223,573	14.05	63,663	4.00	95,494	6.00
Total risk-based capital	239,940	15.08	127,325	8.00	159,157	10.00

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital	$217,776	9.66%	$33,830	1.50%	$—	—%
Tier 1 leverage	217,776	9.66	90,215	4.00	112,768	5.00
Tier 1 risk-based capital	217,776	14.72	59,190	4.00	88,785	6.00
Total risk-based capital	236,304	15.97	118,380	8.00	147,975	10.00

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

(3) Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2014 and 2013 are as follows (in thousands):

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$19,900	$—	$(96)	$19,804

Held-to-maturity:
Investment securities:
U.S. agency obligations	$86,394	$97	$(50)	$86,441
State and municipal obligations	13,829	25	(8)	13,846
Corporate debt securities	55,000	—	(9,750)	45,250

Total investment securities	155,223	122	(9,808)	145,537

Mortgage-backed securities:
FHLMC	141,494	609	(1,659)	140,444
FNMA	184,003	4,674	(1,182)	187,495
GNMA	620	119	—	739

Total mortgage-backed securities	326,117	5,402	(2,841)	328,678

Total held-to-maturity	$481,340	$5,524	$(12,649)	$474,215

Total securities	$501,240	$5,524	$(12,745)	$494,019

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$35,128	$161	$—	$35,289
Equity investments	6,757	1,790	—	8,547

Total investment securities available-for-sale	$41,885	$1,951	$—	$43,836

Held-to-maturity:
Investment securities:
U.S. agency obligations	$82,406	$153	$(144)	$82,415
State and municipal obligations	21,784	36	(35)	21,785
Corporate debt securities	55,000	—	(10,750)	44,250

Total investment securities	159,190	189	(10,929)	148,450

Mortgage-backed securities:
FHLMC	148,759	447	(4,552)	144,654
FNMA	200,070	4,659	(3,607)	201,122
GNMA	721	135	—	856

Total mortgage-backed securities	349,550	5,241	(8,159)	346,632

Total held-to-maturity	$508,740	$5,430	$(19,088)	$495,082

Total securities	$550,625	$7,381	$(19,088)	$538,918

For the year ended December 31, 2013, $536.0 million of previously-designated available-for-sale securities were transferred to a held-to-maturity designation at estimated fair value. The reclassification for the year ended December 31, 2013 is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Amortized cost	$481,340	$508,740
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of unrealized loss on securities reclassified to held- to-maturity	1,424	206

Carrying value	$469,417	$495,599

Realized gains on the sale of securities were $1,031,000, $46,000 and $226,000 for the years ended December 31, 2014, 2013 and 2012, respectively. There were no realized losses during 2014, 2013 and 2012 on the sale of securities available-for-sale.

The amortized cost and estimated fair value of investment securities at December 31, 2014 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2014, corporate debt securities with an amortized cost and estimated fair value of $55.0 million and $45.3 million, respectively, were callable prior to the maturity date.

December 31, 2014	Amortized Cost	Estimated Fair Value

Less than one year	$46,636	$46,678
Due after one year through five years	72,891	72,815
Due after five years through ten years	596	598
Due after ten years	55,000	45,250

	$175,123	$165,341

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $360,388,000 and $347,238,000 at December 31, 2014 and 2013, respectively. The estimated fair value of securities pledged as collateral for reverse repurchase agreements amounted to $70,954,000 and $78,512,000 at December 31, 2014 and 2013, respectively.

The estimated fair value and unrealized loss for securities available-for-sale and held-to-maturity at December 31, 2014 and December 31, 2013, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$19,804	$(96)	$—	$—	$19,804	$(96)

Held-to-maturity:
Investment securities:
U.S. agency obligations	15,134	(9)	25,409	(41)	40,543	(50)
State and municipal obligations	947	(1)	1,827	(7)	2,774	(8)
Corporate debt securities	—	—	45,250	(9,750)	45,250	(9,750)

Total investment securities	16,081	(10)	72,486	(9,798)	88,567	(9,808)

Mortgage-backed securities:
FHLMC	9,155	(34)	96,975	(1,625)	106,130	(1,659)
FNMA	—	—	64,932	(1,182)	64,932	(1,182)

Total mortgage-backed securities	9,155	(34)	161,907	(2,807)	171,062	(2,841)

Total held-to-maturity	25,236	(44)	234,393	(12,605)	259,629	(12,649)

Total securities	$45,040	$(140)	$234,393	$(12,605)	$279,433	$(12,745)

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held-to-maturity:
Investment securities:
U.S. agency obligations	$35,747	$(144)	$—	$—	$35,747	$(144)
State and municipal obligations	3,526	(31)	1,153	(4)	4,679	(35)
Corporate debt securities	—	—	44,250	(10,750)	44,250	(10,750)

Total investment securities	39,273	(175)	45,403	(10,754)	84,676	(10,929)

Mortgage-backed securities:
FHLMC	122,365	(4,552)	—	—	122,365	(4,552)
FNMA	84,467	(3,607)	—	—	84,467	(3,607)

Total mortgage-backed securities	206,832	(8,159)	—	—	206,832	(8,159)

Total held-to-maturity	$246,105	$(8,334)	$45,403	$(10,754)	$291,508	$(19,088)

At December 31, 2014, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P

BankAmerica Capital	$15,000	$12,000	Ba1/BB
Chase Capital	10,000	8,400	Baa2/BBB-
Wells Fargo Capital	5,000	4,200	A3/BBB+
Huntington Capital	5,000	4,000	Baa3/BB
Keycorp Capital	5,000	4,100	Baa3/BB+
PNC Capital	5,000	4,200	Baa2/BBB-
State Street Capital	5,000	4,250	A3/BBB
SunTrust Capital	5,000	4,100	Baa3/BB+

	$55,000	$45,250

At December 31, 2014, the estimated fair value of each corporate debt security was below cost. However, the total estimated fair value of the corporate debt securities has steadily increased over the past several years. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required credit spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at December 31, 2014. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Credit spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. Historically, the Company has not utilized security sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive or negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at December 31, 2014.

(4) Loans Receivable, Net

A summary of loans receivable at December 31, 2014 and 2013 follows (in thousands):

	December 31,
	2014	2013
Real estate mortgage:
One-to-four family	$737,889	$750,585
Commercial real estate, multi-family and land	649,951	528,945
Residential construction	47,552	30,821

	1,435,392	1,310,351
Consumer	199,349	200,683
Commercial and industrial	83,946	60,545

Total loans	1,718,687	1,571,579

Loans in process	(16,731)	(12,715)
Deferred origination costs, net	3,207	3,526
Allowance for loan losses	(16,317)	(20,930)

	(29,841)	(30,119)

	$1,688,846	$1,541,460

The Bank’s mortgage loans are pledged to secure FHLB advances.

At December 31, 2014, 2013 and 2012 loans in the amount of $18,307,000, $45,360,000, and $43,374,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans and has reversed previously accrued interest. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial and industrial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2014, the impaired loan portfolio totaled $36,979,000 for which there was a specific allocation in the allowance for loan losses of $2,161,000. At December 31, 2013, the impaired loan portfolio totaled $39,903,000 for which there was a specific allocation in the allowance for loan losses of $3,647,000. The average balance of impaired loans for the years ended December 31, 2014, 2013 and 2012 was $41,023,000, $38,587,000, and $36,574,000, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $1,630,000, $2,513,000 and $2,370,000, of interest income for the years ended December 31, 2014, 2013 and 2012, respectively, would have been recorded. At December 31, 2014, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

An analysis of the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$20,930	$20,510	$18,230
Provision charged to operations	2,630	2,800	7,900
Charge-offs	(7,827)	(3,521)	(7,084)
Recoveries	584	1,141	1,464

Balance at end of year	$16,317	$20,930	$20,510

The following table presents an analysis of the allowance for loan losses for the years ended December 31, 2014 and 2013, the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated		Total
For the year ended December 31, 2014
Allowance for loan losses:
Balance at beginning of year	$4,859	$10,371	$1,360	$1,383	$2,957		$20,930
Provision (benefit) charged to operations	5,862	(1,122)	211	(446)	(1,875	)(A)	2,630
Charge-offs	(6,955)	(323)	(471)	(78)	—		(7,827)
Recoveries	525	9	46	4	—		584

Balance at end of year	$4,291	$8,935	$1,146	$863	$1,082		$16,317

For the year ended December 31, 2013
Allowance for loan losses:
Balance at beginning of year	$5,241	$8,937	$2,264	$1,348	$2,720		$20,510
Provision (benefit) charged to operations	1,236	1,383	(297)	241	237		2,800
Charge-offs	(2,444)	—	(842)	(235)	—		(3,521)
Recoveries	826	51	235	29	—		1,141

Balance at end of year	$4,859	$10,371	$1,360	$1,383	$2,957		$20,930

December 31, 2014
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$88	$1,741	$332	$—	$—		$2,161
Collectively evaluated for impairment	4,203	7,194	814	863	1,082		14,156

Total ending allowance balance	$4,291	$8,935	$1,146	$863	$1,082		$16,317

Loans:
Loans individually evaluated for impairment	$12,879	$21,165	$2,221	$714	$—		$36,979
Loans collectively evaluated for impairment	772,562	628,786	197,128	83,232	—		1,681,708

Total ending loan balance	$785,441	$649,951	$199,349	$83,946	$—		$1,718,687

December 31, 2013
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2	$3,612	$33	$—	$—		$3,647
Collectively evaluated for impairment	4,857	6,759	1,327	1,383	2,957		17,283

Total ending allowance balance	$4,859	$10,371	$1,360	$1,383	$2,957		$20,930

Loans:
Loans individually evaluated for impairment	$18,192	$17,643	$2,961	$1,107	$—		$39,903
Loans collectively evaluated for impairment	763,214	511,302	197,722	59,438	—		1,531,676

Total ending loan balance	$781,406	$528,945	$200,683	$60,545	$—		$1,571,579

(A)

The reduction in the unallocated portion of the allowance for loan losses is due to the improved risk profile of the loan portfolio and related credit metrics, and the lower level of uncertainty relating to future loan losses. As a result of the bulk sale of most non-performing residential loans, the total amount of non-performing loans decreased, non-performing loans as percent of total loans decreased, and the allowance for loan losses as a percent of total non-performing loans increased, as compared to December 31, 2013

A summary of impaired loans at December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013
Year-end impaired loans with no allocated allowance for loan losses	$26,487	$24,457
Year-end impaired loans with allocated allowance for loan losses	10,492	15,446

	$36,979	$39,903

Amount of the allowance for loan losses allocated	$2,161	$3,647

At December 31, 2014, impaired loans include troubled debt restructuring loans of $23,493,000 of which $21,462,000 were performing in accordance with their restructured terms and were accruing interest. At December 31, 2013, impaired loans include troubled debt restructuring loans of $31,119,000 of which $21,456,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by class of loans as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2014
With no related allowance recorded:
Residential real estate	$12,351	$11,931	$—
Commercial real estate:
Commercial	12,174	12,142	—
Construction and land	—	—	—
Consumer	2,243	1,700	—
Commercial and industrial	714	714	—

	$27,482	$26,487	$—

With an allowance recorded:
Residential real estate	$948	$948	$88
Commercial real estate:
Commercial	9,023	9,023	1,741
Construction and land	—	—	—
Consumer	521	521	332
Commercial and industrial	—	—	—

	$10,492	$10,492	$2,161

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2013
With no related allowance recorded:
Residential real estate	$19,559	$18,130	$—
Commercial real estate:
Commercial	2,303	2,292	—
Construction and land	—	—	—
Consumer	3,435	2,928	—
Commercial and industrial	1,107	1,107	—

	$26,404	$24,457	$—

With an allowance recorded:
Residential real estate	$62	$62	$2
Commercial real estate:
Commercial	15,128	15,042	3,389
Construction and land	309	309	223
Consumer	33	33	33
Commercial and industrial	—	—	—

	$15,532	$15,446	$3,647

	For the years ended of December 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$16,253	$662	$20,697	$813
Commercial real estate:
Commercial	11,396	384	2,704	110
Construction and land	76	—	—	—
Consumer	1,982	96	3,425	124
Commercial and industrial	386	10	606	8

	$30,093	$1,152	$27,432	$1,055

With an allowance recorded:
Residential real estate	$990	$59	$36	$1
Commercial real estate:
Commercial	9,196	77	10,683	217
Construction and land	152	—	391	—
Consumer	592	48	45	2
Commercial and industrial	—	—	—	—

	$10,930	$184	$11,155	$220

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2014 and 2013 (in thousands). The decrease from the prior year was primarily due to the bulk sale of most non-performing residential and consumer mortgage loans with an aggregate carrying value of $23.1 million.

	December 31,
	2014	2013
Residential real estate:
Residential	$3,115	$28,213
Residential construction	—	—
Commercial real estate:
Commercial	12,558	11,995
Construction and land	200	309
Consumer	1,877	4,328
Commercial and industrial	557	515

	$18,307	$45,360

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Residential real estate:
Residential	$7,365	$1,695	$1,619	$10,679	$727,210	$737,889
Residential construction	—	—	—	—	47,552	47,552
Commercial real estate:
Commercial	119	—	12,558	12,677	587,387	600,064
Construction and land	—	—	200	200	49,687	49,887
Consumer	845	232	1,833	2,910	196,439	199,349
Commercial and industrial	—	—	557	557	83,389	83,946

	$8,329	$1,927	$16,767	$27,023	$1,691,664	$1,718,687

December 31, 2013
Residential real estate:
Residential	$6,304	$2,634	$25,296	$34,234	$716,350	$750,584
Residential construction	195	—	—	195	30,626	30,821
Commercial real estate:
Commercial	985	849	9,217	11,051	491,817	502,868
Construction and land	—	—	309	309	25,769	26,078
Consumer	864	298	4,219	5,381	195,302	200,683
Commercial and industrial	—	—	515	515	60,030	60,545

	$8,348	$3,781	$39,556	$51,685	$1,519,894	$1,571,579

The Company categorizes all commercial and industrial, and commercial real estate loans, except for small business loans, into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass related loans. Loans not rated are included in groups of homogeneous loans. As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial real estate:
Commercial	$562,756	$12,684	$24,624	$—	$600,064
Construction and land	49,231	—	656	—	49,887
Commercial and industrial	82,693	173	1,080	—	83,946

	$694,680	$12,857	$26,360	$—	$733,897

December 31, 2013
Commercial real estate:
Commercial	$471,435	$—	$30,576	$857	$502,868
Construction and land	25,018	—	1,059	—	26,077
Commercial and industrial	59,089	1,070	386	—	60,545

	$555,542	$1,070	$32,021	$857	$589,490

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2014 and 2013 (in thousands):

	Residential Real Estate
	Residential	Residential construction	Consumer
December 31, 2014
Performing	$734,774	$47,552	$197,472
Non-performing	3,115	—	1,877

	$737,889	$47,552	$199,349

December 31, 2013
Performing	$722,371	$30,821	$196,355
Non-performing	28,213	—	4,328

	$750,584	$30,821	$200,683

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at December 31, 2014, 2013 and 2012 were $2,031,000, $9,663,000 and $18,160,000, respectively, of troubled debt restructurings.

At December 31, 2014, 2013 and 2012, the Company has allocated $419,000, $1,816,000 and $2,418,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at December 31, 2014, 2013 and 2012 which totaled $21,462,000, $21,456,000 and $17,733,000, respectively. All troubled debt restructurings, regardless of payment status, are considered impaired loans and are individually evaluated as part of the determination of the allowance for loan losses.

The following table presents information about troubled debt restructurings which occurred during the years ended December 31, 2014 and 2013, and troubled debt restructurings modified within the previous year and which defaulted during the years ended December 31, 2014 and 2013 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2014
Troubled Debt Restructurings:
Residential real estate	10	$2,313	$1,901
Consumer	10	234	178

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Consumer	1	$40

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2013
Troubled Debt Restructurings:
Residential real estate	6	$1,704	$1,696
Consumer	12	601	439

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Residential real estate	2	$300
Consumer	1	12

(5) Servicing Asset

An analysis of the servicing asset for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$4,178	$4,568	$4,836
Capitalized mortgage servicing rights	286	995	1,365
Amortization	(1,016)	(1,385)	(1,633)
Mortgage servicing rights sold	(2,747)	—	—

Balance at end of year	$701	$4,178	$4,568

Loans serviced for others amounted to $197,791,000 and $806,810,000 at December 31, 2014 and 2013, respectively, all of which relate to residential loans. At December 31, 2014, the servicing asset had an estimated fair value of $1,143,000 and was valued based on expected future cash flows considering a weighted average discount rate of 9.7%, a weighted average constant prepayment rate on mortgages of 11.9% and a weighted average life of 7.3 years. At December 31, 2013, the servicing asset had an estimated fair value of $7,458,000 and was valued based on expected future cash flows, considering a weighted average discount rate of 9.5%, a weighted average constant prepayment rate on mortgages of 8.6% and a weighted average life of 9.5 years. As of December 31, 2014, estimated future servicing amortization through 2019 based on the prepayment assumptions utilized in the December 31, 2014 valuation, is as follows: $244,000 for 2015, $166,000 for 2016, $95,000 for 2017, $66,000 for 2018 and $48,000 for 2019. Actual results will vary depending upon the level of repayments on the loans currently serviced.

(6) Interest and Dividends Receivable

A summary of interest and dividends receivable at December 31, 2014 and 2013 follows (in thousands):

	December 31,
	2014	2013
Loans	$4,199	$3,960
Investment securities	634	691
Mortgage-backed securities	673	729

	$5,506	$5,380

(7) Premises and Equipment, Net

Premises and equipment at December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$5,124	$5,124
Buildings and improvements	27,372	26,897
Leasehold improvements	2,487	2,423
Furniture and equipment	23,672	21,743
Automobiles	451	281
Construction in progress	1,667	779

Total	60,773	57,247
Accumulated depreciation and amortization	(36,035)	(33,563)

	$24,738	$23,684

(8) Deposits

Deposits, including accrued interest payable of $6,000 and $9,000 at December 31, 2014 and 2013, respectively, are summarized as follows (in thousands):

	December 31,
	2014		2013
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$279,944	—%	$207,608	—%
Interest-bearing checking accounts	836,120	0.09	913,753	0.12
Money market deposit accounts	95,663	0.06	116,947	0.12
Savings accounts	301,190	0.03	290,512	0.05
Time deposits	207,218	1.45	217,943	1.37

	$1,720,135	0.23%	$1,746,763	0.25%

Included in time deposits at December 31, 2014 and 2013, respectively, is $64,416,000 and $64,380,000 in deposits of $100,000 and over.

Time deposits at December 31, 2014 mature as follows (in thousands):

Year Ended December 31,
2015	$109,445
2016	33,614
2017	18,084
2018	15,427
2019	28,960
Thereafter	1,688

$207,218

Interest expense on deposits for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest-bearing checking accounts	$925	$1,408	$2,878
Money market deposit accounts	92	165	361
Savings accounts	112	187	359
Time deposits	2,974	2,949	3,949

	$4,103	$4,709	$7,547

(9) Borrowed Funds

Borrowed funds are summarized as follows (in thousands):

	December 31,
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Federal Home Loan Bank advances	$305,238	1.18%	$175,000	0.69%
Securities sold under agreements to repurchase	67,812	0.12	68,304	0.15
Other borrowings	27,500	2.75	27,500	2.76

	$400,550	1.11%	$270,804	0.76%

Information concerning FHLB advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2014	2013	2014	2013
Average balance	$219,847	$219,102	$64,223	$69,621
Maximum amount outstanding at any month end	305,238	282,500	68,856	73,067
Average interest rate for the year	1.14%	1.82%	0.12%	0.18%
Amortized cost of collateral:
Mortgage-backed securities	—	—	$70,449	$78,474
Estimated fair value of collateral:
Mortgage-backed securities	—	—	70,954	78,512

The securities collateralizing the reverse repurchase agreements are delivered to the lender with whom each transaction is executed or to a third-party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the reverse repurchase agreements. (See note 3)

FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2014 as follows (in thousands):

	FHLB Advances	Reverse Repurchase Agreements
Year Ended December 31,
2015	$117,853	$67,812
2016	6,887	—
2017	36,922	—
2018	71,958	—
2019	71,618	—

	$305,238	$67,812

On October 17, 2013, the Company prepaid $159.0 million of FHLB advances with a weighted average cost of 2.31% and a weighted average term to maturity of 16 months, incurring a prepayment fee of $4.3 million.

During 2007, the Company issued $10.0 million of trust preferred securities which carry a floating rate of 175 basis points over 3-month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date of September 1, 2037. During 2006, the Company issued $12.5 million of trust preferred securities. The trust preferred securities carry a floating rate of 166 basis points over 3-month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date in 2036. On August 4, 2005, the Company issued $5.0 million of subordinated debt at a fixed interest rate of 6.35%. Accrued interest is due quarterly with principal due at the maturity date of November 23, 2015.

Interest expense on borrowings for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal Home Loan Bank advances	$2,515	$3,986	$5,495
Securities sold under agreements to repurchase	78	124	201
Other borrowings	809	809	860

	$3,402	$4,919	$6,556

All FHLB advances are secured by the Bank’s mortgage loans, securities and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

(10) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$9,512	$9,039	$8,893
State	996	1,324	1,385

Total current	10,508	10,363	10,278

Deferred:
Federal	30	(1,421)	664
State	73	(329)	(15)

Total deferred	103	(1,750)	649

	$10,611	$8,613	$10,927

Included in other comprehensive income is income tax (benefit) expense attributable to net unrealized (losses) gains on securities available-for-sale arising during the year in the amount of $(338,000), $(4,605,000) and $1,739,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in stockholders’ equity is income tax benefit (expense) attributable to stock plans in the amount of $51,000, $(31,000) and $(608,000) for the years ended December 31, 2014, 2013 and 2012, respectively.

A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income before provision for income taxes	$30,531	$24,943	$30,947
Applicable statutory Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$10,686	$8,730	$10,831
Increase (decrease) in Federal income tax expense resulting from:
ESOP	99	87	66
ESOP dividends	(229)	(233)	(233)
Earnings on BOLI	(517)	(491)	(468)
State income taxes net of Federal benefit	695	642	757
Other items, net	(123)	(122)	(26)

	$10,611	$8,613	$10,927

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented in the following table (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$6,668	$8,894
Reserve for repurchased loans	422	600
Valuation allowances for repurchased loans	—	179
Reserve for uncollected interest	449	393
FHLB advance prepayment fee	—	385
Incentive compensation	1,273	1,066
Deferred compensation	605	754
Other reserves	43	113
Stock plans	1,517	1,250
ESOP	165	125
Intangible assets	22	60
Other real estate owned	379	311
Capital loss carryover	—	35
Unrealized loss on securities	4,909	4,571
State alternative minimum tax	1,160	1,160

Total gross deferred tax assets	17,612	19,896

Deferred tax liabilities:
Excess servicing on sale of mortgage loans	(136)	(1,122)
Investments, discount accretion	(435)	(439)
Deferred loan and commitment costs, net	(1,217)	(1,349)
Premises and equipment, differences in depreciation	(235)	(388)
Undistributed REIT income	—	(1,244)

Total gross deferred tax liabilities	(2,023)	(4,542)

Net deferred tax assets	$15,589	$15,354

At December 31, 2014, 2013 and 2012, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

Retained earnings at December 31, 2014 includes approximately $10,750,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2014, the Company had an unrecognized deferred tax liability of $4,391,000 with respect to this reserve.

There were no unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012. The tax years that remain subject to examination by the Federal government include the year ended December 31, 2011 and forward. The tax years that remain subject to examination by the States of New Jersey and New York include the years ended December 31, 2010 and forward.

(11) Employee Stock Ownership Plan

As part of its mutual to stock conversion, the Bank established an Employee Stock Ownership Plan and in 2006 the Bank established a Matching Contribution Employee Stock Ownership Plan (collectively the “ESOP”) to provide retirement benefits for eligible employees. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1,000 hours. ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely if service was terminated due to death, retirement, disability or change in control of the Company. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death except that a participant may elect to have dividends distributed as a cash payment on a quarterly basis.

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

The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2014 and 2013, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $512,000 and $515,000, respectively. During 2014 and 2013, $209,000 and $221,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2014 and 2013, the loan had an outstanding balance of $3,707,000 and $3,897,000, respectively, and the ESOP had unallocated shares of 394,816 and 428,749, respectively. At December 31, 2014, the unallocated shares had a fair value of $6,767,000. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.

For the years ended December 31, 2014, 2013 and 2012, the Bank recorded compensation expense related to the ESOP of $570,000, $538,000 and $480,000, respectively, including $284,000, $250,000 and $191,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2014, 2,218,138 shares had been allocated to participants and 33,932 shares were committed to be released.

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

Under the 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 2,400,000 shares subject to option or, in lieu of options, up to 960,000 shares in the form of stock awards. At December 31, 2014, 1,483,039 options or 593,216 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to options, or in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2014, 36,815 options or 12,272 awards remain to be issued. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.

The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $657,000, $502,000 and $442,000, of expense for stock option grants for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the Company had $1.9 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 2.6 years.

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2014	2013	2012
Risk-free interest rate	2.29%	1.47%	1.40%
Expected option life	7 years	7 years	7 years
Expected volatility	29%	29%	29%
Expected dividend yield	2.71%	3.27%	3.47%
Weighted average fair value of an option share granted during the year	$4.17	$3.01	$2.69
Intrinsic value of options exercised during the year (in thousands)	131	11	106

The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.

A summary of option activity for the years ended December 31, 2014, 2013 and 2012 follows:

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,740,580	$16.47	1,732,694	$17.62	2,043,933	$18.21
Granted	280,375	17.72	277,625	14.68	270,250	13.83
Exercised	(27,634)	12.66	(5,147)	12.63	(36,218)	11.55
Forfeited	(234,300)	22.44	(29,916)	13.89	(202,928)	18.28
Expired	(7,751)	13.30	(234,676)	23.28	(342,343)	17.92

Outstanding at end of year	1,751,270	$15.94	1,740,580	$16.47	1,732,694	$17.62

Options exercisable	1,003,075		1,062,786		1,113,185

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.00 to 12.28	296,541	4.9 years	$10.60	250,621	4.9 years	$10.70
13.83 to 14.62	672,750	7.2	14.13	258,850	6.9	14.00
16.06 to 17.75	454,855	7.0	17.37	166,480	3.2	16.81
20.25 to 22.17	150,570	2.1	21.51	150,570	2.1	21.51
22.24 to 23.47	176,554	1.1	23.42	176,554	1.1	23.42

	1,751,270	5.7 years	$15.94	1,003,075	4.0 years	$16.42

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2014 is $4,027,000 and $2,483,000, respectively.

A summary of the granted but unvested stock award activity for the years ended December 31, 2014, 2013 and 2012 follows:

	2014		2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	59,962	$13.84	48,733	$13.10	49,148	$13.25
Granted	40,380	17.70	28,228	14.78	19,513	13.83
Vested	(16,438)	13.31	(14,296)	13.21	(14,393)	14.52
Forfeited	(2,119)	14.18	(2,703)	13.85	(5,535)	13.20

Outstanding at end of year	81,785	$15.85	59,962	$13.84	48,733	$13.10

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

At December 31, 2014, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2014
Unused consumer and construction loan lines of credit (primarily floating-rate)	$120,205
Unused commercial loan lines of credit (primarily floating-rate)	200,020
Other commitments to extend credit:
Fixed-Rate	61,868
Adjustable-Rate	3,033
Floating-Rate	5,494

The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 3.0% to 5.49% at December 31, 2014.

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

At December 31, 2014, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $1,984,000, $2,378,000 and $2,034,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The projected minimum rental commitments as of December 31, 2014 are as follows (in thousands):

Year Ended December 31,
2015	$1,678
2016	1,646
2017	1,656
2018	1,585
2019	1,552
Thereafter	11,123

$19,240

The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located in Ocean, Monmouth, Middlesex and Mercer Counties, New Jersey. The Company previously offered interest-only one-to-four family mortgage loans on a limited basis, in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only one-to-four family mortgage loans at December 31, 2014 and 2013 was $17.6 million and $28.8 million, respectively. There were no interest-only one-to-four family mortgage loans on non-accrual status at December 31, 2014, compared to $2.2 million at December 31, 2013. The Company previously originated stated income loans on a limited basis through November 2010. These loans were only offered to self-employed borrowers for purposes of financing primary residences and second home properties. The amount of stated income loans at December 31, 2014 and 2013 was $27.3 million and $36.6 million, respectively. The amount of stated income loans on non-accrual status at December 31, 2014 and 2013 was $259,000 and $6.4 million, respectively. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

An analysis of the reserve for repurchased loans and loss sharing obligations for the years ended December 31, 2014, 2013 and 2012 follows (in thousands).

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,468	$1,203	$705
Provision charged to operations	—	975	750
Loss on loans repurchased, settlements or payments under loss sharing arrangements	(436)	(915)	(252)
Recoveries	—	205	—

Balance at end of year	$1,032	$1,468	$1,203

The reserve for repurchased loans and loss sharing obligations was $1.0 million at December 31, 2014, a $436,000 decrease from December 31, 2013 due to incurred losses of $143,000 relating to the FHLB loan sales and settlements of $293,000 with one investor relating to existing repurchase requests. The reserve was $1.5 million at December 31, 2013, a $265,000 increase from December 31, 2012 due to a provision of $100,000 for repurchase requests, an additional provision of $875,000 relating to loans sold to the FHLB, incurred losses of $465,000 relating to the FHLB loan sales, a comprehensive settlement of $450,000 with one investor relating to existing and anticipated loan repurchase requests, and recoveries of $205,000 of previously charged-off amounts.

At December 31, 2014, there were no outstanding loan repurchase requests, a reduction from five outstanding loan repurchase requests on loans with a total principal balance of $1.2 million at December 31, 2013.

(15) Earnings Per Share

The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average shares outstanding	17,197	17,614	18,303
Less: Unallocated ESOP shares	(412)	(446)	(480)
Unallocated Incentive award shares and shares held by deferred compensation plan	(98)	(97)	(93)

Average basic shares outstanding	16,687	17,071	17,730
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	110	86	99

Average diluted shares outstanding	16,797	17,157	17,829

For the years ended December 31, 2014, 2013 and 2012, 767,000, 852,000 and 1,253,000, respectively, antidilutive stock options were excluded from earnings per share calculations.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the years ended December 31, 2014, 2013 and 2012. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2014
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$19,804	$—	$19,804	$—
Items measured on a non-recurring basis:
Other real estate owned	4,664	—	—	4,664
Loans measured for impairment based on the fair value of the underlying collateral	11,675	—	—	11,675

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2013
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$35,289	$—	$35,289	$—
Equity investments	8,547	8,547	—	—
Items measured on a non-recurring basis:
Other real estate owned	4,345	—	—	4,345
Loans measured for impairment based on the fair value of the underlying collateral	18,902	—	—	18,902

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2014 and December 31, 2013 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2014
Financial Assets:
Cash and due from banks	$36,117	$36,117	$—	$—
Securities held-to-maturity	469,417	—	474,215	—
Federal Home Loan Bank of New York stock	19,170	—	—	19,170
Loans receivable and mortgage loans held-for-sale	1,693,047	—	—	1,709,819
Financial Liabilities:
Deposits other than time deposits	1,512,917	—	1,512,917	—
Time deposits	207,218	—	208,651	—
Securities sold under agreements to repurchase with retail customers	67,812	67,812	—	—
Federal Home Loan Bank advances and other borrowings	332,738	—	332,432	—

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2013
Financial Assets:
Cash and due from banks	$33,958	$33,958	$—	$—
Securities held-to-maturity	495,599	—	493,432	1,650
Federal Home Loan Bank of New York stock	14,518	—	—	14,518
Loans receivable and mortgage loans held-for-sale	1,542,245	—	—	1,561,208
Financial Liabilities:
Deposits other than time deposits	1,528,820	—	1,528,820	—
Time deposits	217,943	—	220,409	—
Securities sold under agreements to repurchase with retail customers	68,304	68,304	—	—
Federal Home Loan Bank advances and other borrowings	202,500	—	201,393	—

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

(17) Parent-Only Financial Information

The following condensed statements of financial condition at December 31, 2014 and 2013 and condensed statements of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2014	2013
Assets
Cash and due from banks	$7	$7
Advances to subsidiary Bank	22,776	16,753
Investment securities	—	8,547
ESOP loan receivable	3,707	3,897
Investment in subsidiary Bank	219,221	212,957
Other assets	229	568

Total assets	$245,940	$242,729

Liabilities and Stockholders’ Equity
Borrowings	$27,500	$27,500
Other liabilities	181	879
Stockholders’ equity	218,259	214,350

Total liabilities and stockholders’ equity	$245,940	$242,729

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2014	2013	2012

Dividend income – subsidiary Bank	$16,000	$16,000	$20,500
Dividend income – investment securities	279	287	227
Net gain on sales of investment securities available-for-sale	1,031	46	226
Interest income – advances to subsidiary Bank	44	40	39
Interest income – ESOP loan receivable	322	336	349

Total income	17,676	16,709	21,341
Interest expense – borrowings	767	766	818
Operating expenses	1,365	1,358	1,323

Income before income taxes and undistributed earnings of subsidiary Bank	15,544	14,585	19,200
Benefit for income taxes	229	567	511

Income before undistributed earnings of subsidiary Bank	15,773	15,152	19,711
Undistributed earnings of subsidiary Bank	4,147	1,178	309

Net Income	$19,920	$16,330	$20,020

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$19,920	$16,330	$20,020
(Increase) decrease in advances to subsidiary Bank	(6,023)	3,264	(1,921)
Undistributed earnings of subsidiary Bank	(4,147)	(1,178)	(309)
Net (gain) on sales of investment securities available for sale	(1,031)	(46)	(226)
Change in other assets and other liabilities	373	(547)	2,799

Net cash provided by operating activities	9,092	17,823	20,363

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	8,439	1,244	1,221
Purchase of investment securities	(651)	(2,964)	(1,694)
Repayments on ESOP loan receivable	190	179	167

Net cash provided by (used in) investing activities	7,978	(1,541)	(306)

Cash flows from financing activities:
Dividends paid	(8,241)	(8,239)	(8,579)
Purchase of treasury stock	(9,178)	(8,108)	(11,897)
Exercise of stock options	349	65	419

Net cash used in financing activities	(17,070)	(16,282)	(20,057)

Net increase in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	7	7	7

Cash and due from banks at end of year	$7	$7	$7

(18) Subsequent Event

On February 25, 2015, the Company announced an agreement to acquire Colonial American Bank (“Colonial”), headquartered in Middletown, New Jersey, in an all stock transaction valued at approximately $11.3 million. Under the terms of the agreement, each outstanding share of Colonial common stock and preferred stock will be exchanged for 0.3736 shares of the Company’s common stock, subject to possible adjustment as provided for in the merger agreement. The transaction is expected to close before year-end 2015, subject to certain conditions, including the approval by Colonial’s stockholders and customary regulatory approvals.

Colonial operates two full-service banking offices in Middletown and Shrewsbury, New Jersey with total assets of $144 million, including $127 million in total loans and $129 million in total deposits of as of December 31, 2014. The combined institution will have $2.5 billion in assets, $1.8 billion in loans and $1.8 billion in deposits, with 25 offices serving the central New Jersey market.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(Unaudited)

	Quarters ended
	Dec. 31	Sept. 30	June 30	March 31
2014
Interest income	$20,067	$20,142	$19,898	$19,746
Interest expense	2,043	2,042	1,739	1,681

Net interest income	18,024	18,100	18,159	18,065
Provision for loan losses	825	1,000	275	530

Net interest income afterprovision for loan losses	17,199	17,100	17,884	17,535
Other income	4,620	5,286	4,830	3,841
Operating expenses	14,396	14,431	14,830	14,107

Income before provisionfor income taxes	7,423	7,955	7,884	7,269
Provision for income taxes	2,491	2,790	2,767	2,563

Net income	$4,932	$5,165	5,117	$4,706

Basic earnings per share	$0.30	$0.31	$0.31	$0.27

Diluted earnings per share	$0.30	$0.31	$0.30	$0.28

2013
Interest income	$19,960	$19,984	$20,161	$20,052
Interest expense	1,709	2,440	2,617	2,862

Net interest income	18,251	17,544	17,544	17,190
Provision for loan losses	200	700	800	1,100

Net interest income afterprovision for loan losses	18,051	16,844	16,744	16,090
Other income	4,283	4,566	4,741	3,409
Operating expenses	19,611	13,784	13,724	12,666

Income before provisionfor income taxes	2,723	7,626	7,761	6,833
Provision for income taxes	784	2,658	2,774	2,397

Net income	$1,939	$4,968	$4,987	$4,436

Basic earnings per share	$0.12	$0.29	$0.29	$0.26

Diluted earnings per share	$0.11	$0.29	$0.29	$0.26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 58.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 under the captions “Corporate Governance”, “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 under the caption “Stock Ownership.”

Information regarding the Company’s equity compensation plans existing as of December 31, 2014 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,751,270	$15.94	1,519,854
Equity compensation plans not approved by security holders	—	—	—

Total	1,751,270	$15.94	1,519,854

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 6, 2015 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

2.1	Stock Purchase Agreement by and among Richard S. Pardes (the sole stockholder of Columbia Home Loans, LLC) and Columbia Home Loans, LLC and OceanFirst Bank as buyer, dated June 27, 2000 (without exhibits) (2)
3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.1(a)	Certificate of Designations (15)
3.2	Bylaws of OceanFirst Financial Corp. (24)
3.2(a)	Warrant to Purchase up to 380,583 shares of Common Stock (15)
3.3	Certificate of Ownership Merging Ocean Interim, Inc. into OceanFirst Financial Corp. (6)
4.0	Stock Certificate of OceanFirst Financial Corp. (1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (3)
10.1(b)	Amended Employee Stock Ownership Plan (13)
10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (13)
10.1(d)	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Company and the United States Department of the Treasury (15)
10.2	OceanFirst Bank Employees’ Savings and Profit Sharing Plan (1)
10.2(a)	Form of Waiver executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)

10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (14)
10.3(b)	Form of Senior Executive Officer Agreement executed by each of Messrs. John R. Garbarino, Vito R. Nardelli, Michael J. Fitzpatrick, Joseph R. Iantosca and Joseph J. Lebel, III (15)
10.3(c)	Amendment to the Executive Supplemental Retirement Income Agreement between OceanFirst Bank and John R. Garbarino (16)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (14)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (14)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (4)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers (1)
10.13	2000 Stock Option Plan (5)
10.14	Form of Employment Agreement between Columbia Home Loans, LLC and Robert M. Pardes (6)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (7)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (9)
10.17	Form of Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan Stock Award Agreement (9)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (10)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (11)
10.20	2006 Stock Incentive Plan (12)
10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino. (13)
10.21(a)	Amendment to form of Employment Agreement between OceanFirst Financial Corp and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (19)
10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (13)
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
10.23(a)	Amendment to form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (19)
10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including Joseph J. Lebel, III and Joseph R. Iantosca (13)
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options (17)
10.26	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Awards (17)
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement (17)
10.28	2011 Stock Incentive Plan (18)
10.29	2011 Cash Incentive Compensation Plan (18)
10.30	Amended and restated Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated April 23, 2014 (20)
10.31	Amended and restated Employment Agreement between Christopher D. Maher and OceanFirst Bank dated April 23, 2014 (20)
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013 (21)
10.33	Letter Agreement between Craig C. Spengemen and OceanFirst Bank (22)
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards (23)

14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (8)
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed on June 28, 2000.
(3)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(4)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 19, 1998.
(5)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 17, 2000.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 23, 2003.
(7)	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.
(8)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 15, 2005.
(10)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
(11)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
(12)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 14, 2006.
(13)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
(14)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
(15)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.
(16)	Incorporated by reference from Exhibit to Form 8-K filed December 22, 2010.
(17)	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
(18)	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
(19)	Incorporated herein by reference from Exhibit to Form 8-K filed on July 21, 2011.
(20)	Incorporated herein by reference from Exhibit to Form 8-K filed April 25, 2014.
(21)	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
(22)	Incorporated herein by reference from Exhibit to Form 8-K filed December 5, 2013.
(23)	Incorporated herein by reference from Exhibit to Form 8-K filed on January 17, 2014.
(24)	Incorporated herein by reference from Exhibit to Form 8-K filed on January 23, 2015.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

Date:	March 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	March 9, 2015
Christopher D. Maher
President, Chief Executive Officer and Director (principal executive officer)

/s/ Michael J. Fitzpatrick	March 9, 2015
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ John R. Garbarino	March 9, 2015
John R. Garbarino
Chairman of the Board and Director

/s/ Joseph J. Burke	March 9, 2015
Joseph J. Burke
Director

/s/ Angelo Catania	March 9, 2015
Angelo Catania
Director

/s/ John W. Chadwick	March 9, 2015
John W. Chadwick
Director

/s/ Donald E. McLaughlin	March 9, 2015
Donald E. McLaughlin
Director

Name	Date

/s/ Diane F. Rhine	March 9, 2015
Diane F. Rhine
Director

/s/ Mark G. Solow	March 9, 2015
Mark G. Solow
Director

/s/ John E. Walsh	March 9, 2015
John E. Walsh
Director