Form 10-Q
period 2015-03-31
OCEANFIRST FINANCIAL CORP
filed 2015-05-08
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015 there were 16,872,429 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	March 31, 2015	December 31, 2014	March 31, 2014

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,384,141	$2,356,714	$2,281,711
Loans receivable, net	1,736,825	1,688,846	1,570,969
Deposits	1,800,926	1,720,135	1,720,131
Stockholders’ equity	220,302	218,259	216,190

SELECTED OPERATING DATA:

Net interest income	18,133	18,024	18,065
Provision for loan losses	375	825	530
Other income	3,986	4,620	3,842
Operating expenses	13,738	14,396	14,107
Net income	5,262	4,932	4,707
Diluted earnings per share	0.32	0.30	0.28

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	13.06	12.91	12.45
Cash dividend per share	0.13	0.13	0.12
Stockholders’ equity to total assets	9.24%	9.26%	9.47%
Return on average assets (1)	0.89	0.84	0.83
Return on average stockholders’ equity (1)	9.58	9.06	8.72
Net interest rate spread	3.15	3.19	3.31
Net interest margin	3.24	3.27	3.36
Operating expenses to average assets (1)	2.34	2.46	2.49
Efficiency ratio	62.11	63.58	64.39

ASSET QUALITY:

Non-performing loans	$19,406	$18,307	$45,321
Non-performing assets	23,241	22,971	49,778
Allowance for loan losses as a percent of total loans receivable	0.93%	0.95%	1.31%
Allowance for loan losses as a percent of total non-performing loans	84.61	89.13	46.19
Non-performing loans as a percent of total loans receivable	1.09	1.06	2.83
Non-performing assets as a percent of total assets	0.97	0.97	2.18

Wealth Management
Assets under administration	$217,831	$225,234	$216,508

(1)	Ratios are annualized

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank headquartered in Ocean County, New Jersey and serving the central New Jersey market area. The term “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company’s net interest margin has contracted over recent periods primarily due to the low absolute levels of interest rates. Over the past year, the Company has also extended its borrowed funds into higher-costing, longer-term maturities to better manage interest rate risk. The Company has partly mitigated the adverse impact of these items by growing commercial loans, resulting in a shift in asset mix from lower-yielding securities into higher-yielding loans. Based upon current economic conditions, characterized by moderate growth and low inflation, interest rates may remain at, or close to, historically low levels with increases in the Federal funds rate expected to be gradual. The continuation of the low interest rate environment may have an adverse impact on the Company’s net interest margin in future periods.

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded moderately in 2014 and continues to show modest growth again in 2015. Labor market conditions improved as the national and local unemployment rates in the first three months of 2015 both decreased compared to prior year levels, while measures of inflation remain subdued.

Highlights of the Company’s financial results and corporate activities for the three months ended March 31, 2015 were as follows:

On February 25, 2015, the Company announced an agreement wherein Colonial American Bank (“Colonial”) will merge into the Bank in an all stock transaction valued at $11.3 million at the time of announcement. Colonial operates two full service banking centers in Middletown and Shrewsbury, New Jersey with total assets of $143.7 million as of December 31, 2014. The transaction is subject to regulatory and shareholder approval.

A commercial loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. Additionally, the Bank expects to open an additional branch in Jackson Township late in the second quarter of 2015. The new branch design will be operated by universal bankers who consult with customers, sell the Bank’s products and perform routine teller transactions as needed. The branch will employ advanced technology in the form of interactive teller machines, resulting in a modest staffing complement.

Total assets increased to $2.384 billion at March 31, 2015, from $2.357 billion at December 31, 2014. Loans receivable, net increased $48.0 million at March 31, 2015, as compared to December 31, 2014 primarily due to growth in commercial loans of $41.3 million. Deposits increased by $80.8 million at March 31, 2015, as compared to December 31, 2014 which included $73.7 million of core deposits (all deposits except time deposits).

Net income for the quarter ended March 31, 2015 was $5.3 million, or $0.32 per diluted share, as compared to net income of $4.7 million, or $0.28 per diluted share, for the corresponding prior year period. The increase over the prior year period was primarily due to lower operating expenses, higher non-interest income, a reduction in the provision for loan losses and a reduction in average shares outstanding.

Net interest income for the quarter ended March 31, 2015 was unchanged at $18.1 million, as compared to the same prior year period. The net interest margin decreased to 3.24% for the quarter ended March 31, 2015, as compared to 3.36% for the corresponding prior year period. The decrease in net interest margin was offset by an increase in average interest-earning assets.

The provision for loan losses for the quarter ended March 31, 2015 decreased to $375,000, as compared to $530,000 in the same prior year period, primarily due to a reduction in net charge-offs.

Other income increased by $144,000 for the quarter ended March 31, 2015, as compared to same prior year period. Operating expenses decreased $369,000 primarily due to lower marketing expense and compensation and employee benefits expense.

The Company remains well-capitalized with a tangible common equity ratio of 9.24% at March 31 2015. On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. At March 31, 2015, there were 508,255 shares available for repurchase.

Return on average stockholders’ equity was 9.58% for the quarter ended March 31, 2015, as compared to 8.72% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for the quarters ended March 31, 2015 and 2014. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE QUARTERS ENDED MARCH 31,
	2015			2014
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term Investments	$28,249	$5	0.07%	$29,332	$6	0.08%
Securities (1) and FHLB stock	509,998	2,135	1.67	562,350	2,493	1.77
Loans receivable, net (2)	1,702,720	18,029	4.24	1,557,281	17,246	4.43

Total interest-earning assets	2,240,967	20,169	3.60	2,148,963	19,745	3.68

Non-interest-earning assets	111,904			115,855

Total assets	$2,352,871			$2,264,818

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,278,783	240	0.08	$1,322,358	363	0.11
Time deposits	205,569	715	1.39	215,710	733	1.36

Total	1,484,352	955	0.26	1,538,068	1,096	0.29
Borrowed funds	336,578	1,081	1.28	283,256	584	0.82

Total interest-bearing liabilities	1,820,930	2,036	0.45	1,821,324	1,680	0.37

Non-interest-bearing deposits	297,453			210,867
Non-interest-bearing liabilities	14,695			16,690

Total liabilities	2,133,078			2,048,881
Stockholders’ equity	219,793			215,937

Total liabilities and stockholders’ equity	$2,352,871			$2,264,818

Net interest income		$18,133			$18,065

Net interest rate spread (3)			3.15%			3.31%

Net interest margin (4)			3.24%			3.36%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased by $27.4 million to $2.384 billion at March 31, 2015, from $2.357 billion at December 31, 2014. Securities in the aggregate, decreased by $16.4 million, to $472.8 million at March 31, 2015, as compared to $489.2 million at December 31, 2014. Loans receivable, net, increased by $48.0 million, an annualized growth rate of 11.4%, to $1.737 billion at March 31, 2015 from $1.689 billion at December 31, 2014, primarily due to growth in commercial loans of $41.3 million. Additionally, on March 31, 2015 the Company purchased a pool of performing, locally originated, one-to-four family, non-conforming mortgage loans for $7.2 million.

Deposits increased by $80.8 million, to $1.801 billion at March 31, 2015, from $1.720 billion at December 31, 2014, which included $73.7 million of core deposits (all deposits except time deposits). Business deposits increased $35.2 million, demonstrating the value of relationship based lending. The deposit growth funded a decrease in FHLB advances of $53.5 million, to $251.8 million at March 31, 2015, from $305.2 million at December 31, 2014.

Stockholders’ equity increased to $220.3 million at March 31, 2015, as compared to $218.3 million at December 31, 2014. Net income for the period was partly offset by the repurchase of 110,143 shares of common stock for $1.9 million (average cost per share of $17.08) and the cash dividend on common stock of $2.1 million. At March 31, 2015, there were 508,255 shares available for repurchase under the stock repurchase program adopted in July of 2014.

Comparison of Operating Results for the Quarters Ended March 31, 2015 and March 31, 2014

General

Net income for the quarter ended March 31, 2015 increased to $5.3 million, or $0.32 per diluted share, as compared to net income of $4.7 million, or $0.28 per diluted share for the corresponding prior year period. The increase over the previous year period was primarily due to lower operating expenses, higher non-interest income, a reduction in the provision for loan losses and a reduction in average shares outstanding.

Interest Income

Interest income for the quarter ended March 31, 2015 increased to $20.2 million, as compared to $19.7 million for the corresponding prior year period. Despite an 8 basis point decline in the yield on average interest-earning assets for the quarter ended March 31, 2015, as compared to the corresponding prior year period, the asset yield still benefited from a shift in the mix of interest-earning assets as average loans receivable, net, increased $145.4 million for the quarter ended March 31, 2015, while average interest-earning securities decreased $52.4 million, as compared to the same prior year period. Overall, average interest-earning assets increased $92.0 million for the quarter ended March 31, 2015 as compared to the same prior year period.

Interest Expense

Interest expense for the quarter ended March 31, 2015 was $2.0 million, as compared to $1.7 million in the corresponding prior year period. The cost of average interest-bearing liabilities increased to 0.45% for the quarter ended March 31, 2015, as compared to 0.37% in the same prior year period as the Company extended its borrowed funds into higher-costing, longer-term maturities to better manage the Company’s interest rate risk exposure.

Net Interest Income

Net interest income was unchanged at $18.1 million for both the quarter ended March 31, 2015 and the same prior year period. The net interest margin decreased to 3.24% for the three months ended March 31, 2015 from 3.36% in the same prior year period. The decrease in the net interest margin was offset by the increase in average interest-earning assets.

Provision for Loan Losses

For the quarter ended March 31, 2015, the provision for loan losses was $375,000 as compared to $530,000 for the corresponding prior year period. Net charge-offs decreased to $273,000 for the quarter ended March 31, 2015, as compared to net charge-offs of $526,000 in the corresponding prior year period. The provision exceeded net charge-offs by $102,000 primarily due to loan growth.

Other Income

For the quarter ended March 31, 2015, other income increased to $4.0 million, as compared to $3.8 million in the same prior year period. In the fourth quarter of 2014, the Company sold the servicing rights on a majority of residential mortgage loans serviced for the Federal agencies. A smaller, supplemental sale in the first quarter of 2015 resulted in a gain of $81,000. The sale of loan servicing caused a decrease of $176,000 in loan servicing income, as compared to the same prior year quarter but also reduced operating expenses by a similar amount. For the quarter ended March 31, 2015, the net gain on sales of loans available for sale increased $61,000, as compared to the same prior year period.

Operating Expenses

Operating expenses decreased to $13.7 million for the quarter ended March 31, 2015, as compared to $14.1 million, in the same prior year period. Marketing expense decreased $258,000 for the quarter ended March 31, 2015, as compared to the same prior year period due to the timing of promotions and a significant campaign in the prior year period. Additionally, compensation and employee benefits expense decreased $146,000, as compared to the same prior year period. Other operating expenses for the quarter ended March 31, 2015 include $50,000 in non-recurring merger related expenses relating to the pending acquisition of Colonial.

Provision for Income Taxes

The provision for income taxes was $2.7 million for the quarter ended March 31, 2015, as compared to $2.6 million for the corresponding prior year period. The effective tax rate was 34.3%, for the quarter ended March 31, 2015, as compared to 35.3% in the same prior year period due to a higher level of tax-exempt interest income.

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

At March 31, 2015 the Company had $38.0 million in outstanding overnight borrowings from the FHLB compared to $111.0 million outstanding at December 31, 2014. The Company utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $251.8 million and $305.2 million, respectively, at March 31, 2015 and December 31, 2014.

The Company’s cash needs for the quarter ended March 31, 2015 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of investment securities and to reduce FHLB borrowings. The Company’s cash needs for the quarter ended March 31, 2014 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sales of mortgage loans held for sale, proceeds from maturities of investment securities and increased FHLB borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to fund deposit outflows.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At March 31, 2015, outstanding undrawn lines of credit totaled $299.1 million; outstanding commitments to originate loans totaled $89.3 million; and outstanding commitments to sell loans totaled $14.5 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $113.6 million at March 31, 2015. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the quarter ended March 31, 2015, the Company repurchased 110,143 shares of common stock at a total cost of $1.9 million, compared with repurchases of 88,000 shares at a cost of $1.5 million for the quarter ended March 31, 2014. At March 31, 2015, there were 508,255 shares available to be repurchased under the stock repurchase program adopted in July of 2014.

Cash dividends on common stock declared and paid during the first three months of 2015 were $2.1 million, as compared to $2.0 million in the same prior year period. On April 23, 2015, the Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share. The dividend is payable on May 15, 2015 to stockholders of record at the close of business on May 4, 2015.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the banking subsidiary and the issuance of preferred and common stock and long-term debt. At December 31, 2014 the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payments of $12.0 million in dividends from the Bank to the Company over the next three quarters of 2015, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises. For the quarter ended March 31, 2015, the Company received a dividend payment of $4.0 million from the Bank and $8.0 million remained to be paid over the next two quarters. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At March 31, 2015, OceanFirst Financial Corp. held $22.2 million in cash.

As of March 31, 2015, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tier 1 leverage	$228,311	9.69%	$94,211	4.00%
Common Equity Tier 1	228,311	13.82	74,334	4.50
Tier 1 Capital	228,311	13.82	99,112	6.00
Total Capital	244,780	14.82	132,150	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

In July 2013, the Federal Deposit Insurance Corporation and the other Federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule and regulatory capital requirements only pertain to the Bank and not the Holding Company. Among other things, the rule established a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 Capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new Common Equity Tier 1 capital requirement is intended to measure the financial strength of the Bank by comparing its core equity (equity capital plus disclosed reserves) to its risk weighted assets. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank exercised its opt-out at March 31, 2015. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At March 31, 2015, the Company maintained tangible common equity of $220.3 million, for a tangible common equity to assets ratio of 9.24%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $14.5 million.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2015 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$345,157	$115,740	$48,827	$158,090	$22,500
Commitments to Fund Undrawn Lines of Credit	299,147	299,147	—	—	—
Commitments to Originate Loans	89,341	89,341	—	—	—

Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments. The commitments to fund undrawn lines of credit primarily relate to commercial loans ($176.6 million), consumer loans ($105.7 million) and construction loans ($16.8 million) at March 31, 2015.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$3,969	$3,115
Commercial real estate	13,180	12,758
Consumer	2,140	1,877
Commercial and industrial	117	557

Total non-performing loans	19,406	18,307
Other real estate owned	3,835	4,664

Total non-performing assets	$23,241	$22,971

Delinquent loans 30-89 days	$14,903	$8,960

Allowance for loan losses as a percent of total loans receivable	0.93%	0.95%
Allowance for loan losses as a percent of total non-performing loans	84.61	89.13
Non-performing loans as a percent of total loans receivable	1.09	1.06
Non-performing assets as a percent of total assets	0.97	0.97

Included in the non-performing loan total at March 31, 2015 was $3.2 million of troubled debt restructured loans, as compared to $2.0 million of troubled debt restructured loans at December 31, 2014. Non-performing loans are concentrated in commercial real estate, which comprise 67.9% of the total at March 31, 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	March 31, 2015	December 31, 2014
Special Mention	$21,199	$19,017
Substandard	35,616	34,937

The largest non-performing and substandard loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility located in New Jersey for $6.4 million, criticized due to delinquent payments, continual losses and covenant violations. The largest Special Mention loan at March 31, 2015 is a $4.4 million commercial real estate loan to a single borrower operating several fitness/health club facilities who is current as to payments. The borrower has filed Chapter XI bankruptcy relating to another bank’s legal proceedings on an unrelated property.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and loss sharing obligations, and judgments regarding securities impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2014 Form 10-K and Item 1A, Risk Factors, of this 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2015, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2015, the Company’s one-year gap was negative 0.32% as compared to negative 2.73% at December 31, 2014.

At March 31, 2015	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short- term investments	$5,583	$—	$—	$—	$—	$5,583
Investment securities	66,865	29,094	65,470	11,643	340	173,412
Mortgage-backed securities	43,746	43,682	97,198	72,299	53,986	310,911
FHLB stock	—	—	—	—	16,728	16,728
Loans receivable (2)	311,552	385,622	437,591	343,112	278,176	1,756,053

Total interest-earning assets	427,746	458,398	600,259	427,054	349,230	2,262,687

Interest-bearing liabilities:
Money market deposit accounts	3,544	9,924	21,958	16,710	55,801	107,937
Savings accounts	65,043	27,900	52,232	39,534	121,582	306,291
Interest-bearing checking accounts	483,881	51,240	98,346	79,713	151,218	864,398
Time deposits	39,427	74,135	51,366	47,826	1,510	214,264
FHLB advances	38,462	6,399	48,827	158,090	—	251,778
Securities sold under agreements to repurchase and other borrowings	88,379	5,000	—	—	—	93,379

Total interest-bearing liabilities	718,736	174,598	272,729	341,873	330,111	1,838,047

Interest sensitivity gap (3)	$(290,990)	$283,800	$327,530	$85,181	$19,119	$424,640

Cumulative interest sensitivity gap	$(290,990)	$(7,190)	$320,340	$405,521	$424,640	$424,640

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(12.86)%	(0.32)%	14.16%	17.92%	18.77%	18.77%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2015 and December 31, 2014. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2014 Form 10-K.

	March 31, 2015					December 31, 2014
	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$244,314	(10.9)%	10.9%	$70,470	(2.2)%	$242,356	(12.9)%	11.0%	$68,025	(4.8)%
200	260,790	(4.9)	11.4	71,881	(0.3)	260,338	(6.4)	11.5	70,013	(2.0)
100	270,986	(1.2)	11.5	72,297	0.3	272,499	(2.1)	11.7	70,992	(0.6)
Static	274,188	—	11.4	72,085	—	278,222	—	11.7	71,420	—
(100)	267,894	(2.3)	10.9	68,134	(5.5)	275,644	(0.9)	11.3	67,779	(5.1)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$34,792	$36,117
Securities available-for-sale, at estimated fair value	30,019	19,804
Securities held-to-maturity, net (estimated fair value of $449,955 at March 31, 2015 and $474,215 at December 31, 2014)	442,829	469,417
Federal Home Loan Bank of New York stock, at cost	16,728	19,170
Loans receivable, net	1,736,825	1,688,846
Mortgage loans held for sale	6,020	4,201
Interest and dividends receivable	5,474	5,506
Other real estate owned	3,835	4,664
Premises and equipment, net	24,868	24,738
Servicing asset	548	701
Bank Owned Life Insurance	56,494	56,048
Deferred tax asset	15,372	15,594
Other assets	10,337	11,908

Total assets	$2,384,141	$2,356,714

Liabilities and Stockholders’ Equity

Deposits	$1,800,926	$1,720,135
Securities sold under agreements to repurchase with retail customers	65,879	67,812
Federal Home Loan Bank advances	251,778	305,238
Other borrowings	27,500	27,500
Due to brokers	1,124	—
Advances by borrowers for taxes and insurance	7,485	6,323
Other liabilities	9,147	11,447

Total liabilities	2,163,839	2,138,455

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 16,863,429 and 16,901,653 shares outstanding at March 31, 2015 and December 31, 2014, respectively	336	336
Additional paid-in capital	266,824	265,260
Retained earnings	220,677	217,714
Accumulated other comprehensive loss	(6,788)	(7,109)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,259)	(3,330)
Treasury stock 16,703,343 and 16,665,119 shares at March 31, 2015 and December 31, 2014, respectively	(257,488)	(254,612)
Common stock acquired by Deferred Compensation Plan	(307)	(304)
Deferred Compensation Plan Liability	307	304

Total stockholders’ equity	220,302	218,259

Total liabilities and stockholders’ equity	$2,384,141	$2,356,714

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended March 31,
	2015	2014
	(Unaudited)
Interest income:
Loans	$18,029	$17,246
Mortgage-backed securities	1,623	1,763
Investment securities and other	517	736

Total interest income	20,169	19,745

Interest expense:
Deposits	955	1,096
Borrowed funds	1,081	584

Total interest expense	2,036	1,680

Net interest income	18,133	18,065

Provision for loan losses	375	530

Net interest income after provision for loan losses	17,758	17,535

Other income:
Bankcard services revenue	783	791
Wealth management revenue	528	540
Fees and service charges	1,889	1,844
Loan servicing income	52	228
Net gain on sale of loan servicing	81	—
Net gain on sales of loans available-for-sale	193	132
Net gain (loss) from other real estate operations	21	(32)
Income from Bank Owned Life Insurance	446	338
Other	(7)	1

Total other income	3,986	3,842

Operating expenses:
Compensation and employee benefits	7,539	7,685
Occupancy	1,454	1,464
Equipment	798	756
Marketing	274	532
Federal deposit insurance	498	546
Data processing	1,088	1,070
Check card processing	475	446
Professional fees	395	375
Other operating expense	1,217	1,233

Total operating expenses	13,738	14,107

Income before provision for income taxes	8,006	7,270
Provision for income taxes	2,744	2,563

Net income	$5,262	$4,707

Basic earnings per share	$0.32	$0.28

Diluted earnings per share	$0.32	$0.28

Average basic shares outstanding	16,476	16,884

Average diluted shares outstanding	16,637	17,050

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended March 31,
	2015	2014
	(Unaudited)

Net income	$5,262	$4,707
Other comprehensive income:
Unrealized gain (loss) on securities (net of tax expense of $96 in 2015 and tax benefit of $77 in 2014)	139	(111)
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $125 and $107 in 2015 and 2014, respectively)	182	155

Total comprehensive income	$5,583	$4,751

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2013	$—	$336	$263,319	$206,201	$(6,619)	$(3,616)	$(245,271)	$(665)	$665	$214,350
Net income	—	—	—	4,707	—	—	—	—	—	4,707
Other comprehensive income, net of tax	—	—	—	—	44	—	—	—	—	44
Tax benefit of stock plans	—	—	50	—	—	—	—	—	—	50
Stock awards	—	—	180	—	—	—	—	—	—	180
Treasury stock allocated to restricted stock plan	—	—	661	(97)	—	—	(564)	—	—	—
Purchased 88,000 shares of common stock	—	—	—	—	—	—	(1,522)	—	—	(1,522)
Allocation of ESOP stock	—	—	79	—	—	72	—	—	—	151
Cash dividend $0.12 per share	—	—	—	(2,035)	—	—	—	—	—	(2,035)
Exercise of stock options	—	—	—	(44)	—	—	309	—	—	265
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	341	(341)	—

Balance at March 31, 2014	$—	$336	$264,289	$208,732	$(6,575)	$(3,544)	$(247,048)	$(324)	$324	$216,190

Balance at December 31, 2014	$—	$336	$265,260	$217,714	$(7,109)	$(3,330)	$(254,612)	$(304)	$304	$218,259
Net income	—	—	—	5,262	—	—	—	—	—	5,262
Other comprehensive income, net of tax	—	—	—	—	321	—	—	—	—	321
Tax benefit of stock plans	—	—	7	—	—	—	—	—	—	7
Stock awards	—	—	292	—	—	—	—	—	—	292
Treasury stock allocated to restricted stock plan	—	—	1,195	(139)	—	—	(1,056)	—	—	—
Purchased 110,143 shares of common stock	—	—	—	—	—	—	(1,881)	—	—	(1,881)
Allocation of ESOP stock	—	—	70	—	—	71	—	—	—	141
Cash dividend $0.13 per share	—	—	—	(2,146)	—	—	—	—	—	(2,146)
Exercise of stock options	—	—	—	(14)	—	—	61	—	—	47
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—

Balance at March 31, 2015	$—	$336	$266,824	$220,677	$(6,788)	$(3,259)	$(257,488)	$(307)	$307	$220,302

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$5,262	$4,707

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	744	695
Allocation of ESOP stock	141	151
Stock awards	292	180
Amortization of servicing asset	153	302
Net premium amortization in excess of discount accretion on securities	596	737
Net amortization of deferred costs and discounts on loans	22	7
Provision for loan losses	375	530
Net gain on sale of other real estate owned	(67)	(31)
Net gain on sales of loans	(193)	(132)
Proceeds from sales of mortgage loans held for sale	11,173	10,312
Mortgage loans originated for sale	(12,799)	(10,637)
Increase in value of Bank Owned Life Insurance	(446)	(338)
Decrease in interest and dividends receivable	32	19
Decrease (increase) in other assets	1,570	(438)
Decrease in other liabilities	(2,300)	(373)

Total adjustments	(707)	984

Net cash provided by operating activities	4,555	5,691

Cash flows from investing activities:
Net increase in loans receivable	(41,169)	(30,652)
Purchase of loans receivable	(7,186)	—
Purchase of investment securities available-for-sale	(9,973)	(651)
Purchase of mortgage-backed securities held-to-maturity	—	(10,134)
Purchase of investment-backed securities held-to-maturity	—	(5,003)
Proceeds from maturities of investment securities available-for-sale	—	5,000
Proceeds from maturities of investment securities held-to-maturity	11,415	899
Principal repayments on mortgage-backed securities held-to-maturity	14,879	13,289
Decrease (increase) in Federal Home Loan Bank of New York stock	2,442	(2,493)
Proceeds from sales of other real estate owned	875	525
Purchases of premises and equipment	(874)	(974)

Net cash used in investing activities	(29,591)	(30,194)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2015	2014
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$80,791	$(26,632)
(Decrease) increase in short-term borrowings	(75,393)	15,222
Proceeds from Federal Home Loan Bank advances	20,000	60,000
Repayments of Federal Home Loan Bank advances	—	(20,000)
Increase in advances by borrowers for taxes and insurance	1,162	421
Exercise of stock options	47	265
Purchase of treasury stock	(757)	—
Dividends paid	(2,146)	(2,035)
Tax benefit of stock plans	7	50

Net cash provided by financing activities	23,711	27,291

Net (decrease) increase in cash and due from banks	(1,325)	2,788

Cash and due from banks at beginning of period	36,117	33,958

Cash and due from banks at end of period	$34,792	$36,746

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,015	$1,599
Income taxes	162	1,240
Non-cash activities:
Loans charged-off, net	273	526
Transfer of loans receivable to other real estate owned	—	606

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”), and its wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Services, LLC and 975 Holdings, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for all of 2015. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2014.

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014

Weighted average shares issued net of Treasury shares	16,902	17,397
Less: Unallocated ESOP shares	(391)	(425)
Unallocated incentive award shares and shares held by deferred compensation plan	(35)	(88)

Average basic shares outstanding	16,476	16,884
Add: Effect of dilutive securities:
Stock options	141	136
Shares held by deferred compensation plan	20	30

Average diluted shares outstanding	16,637	17,050

For the three months ended March 31, 2015 and 2014, antidilutive stock options of 813,000 and 597,000, respectively, were excluded from earnings per share calculations.

Note 3. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	At March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$29,878	$149	$(8)	$30,019

Held-to-maturity:
Investment securities:
U.S. agency obligations	$76,163	$181	$(2)	$76,342
State and municipal obligations	12,371	29	(3)	12,397
Corporate debt securities	55,000	—	(8,800)	46,200

Total investment securities	143,534	210	(8,805)	134,939

Mortgage-backed securities:
FHLMC	135,545	869	(811)	135,603
FNMA	174,791	4,458	(514)	178,735
GNMA	575	103	—	678

Total mortgage-backed securities	310,911	5,430	(1,325)	315,016

Total held-to-maturity	$454,445	$5,640	$(10,130)	$449,955

Total securities	$484,323	$5,789	$(10,138)	$479,974

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Investment securities:
U.S. agency obligations	$19,900	$—	$(96)	$19,804

Held-to-maturity:
Investment securities:
U.S. agency obligations	$86,394	$97	$(50)	$86,441
State and municipal obligations	13,829	25	(8)	13,846
Corporate debt securities	55,000	—	(9,750)	45,250

Total investment securities	155,223	122	(9,808)	145,537

Mortgage-backed securities:
FHLMC	141,494	609	(1,659)	140,444
FNMA	184,003	4,674	(1,182)	187,495
GNMA	620	119	—	739

Total mortgage-backed securities	326,117	5,402	(2,841)	328,678

Total held-to-maturity	$481,340	$5,524	$(12,649)	$474,215

Total securities	$501,240	$5,524	$(12,745)	$494,019

During the third quarter 2013, the Bank transferred $536.0 million of previously-designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Amortized cost	$454,445	$481,340
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	1,731	1,424

Carrying value	$442,829	$469,417

There were no realized gains or losses on the sale of securities for the three months ended March 31, 2015 and March 31, 2014.

The amortized cost and estimated fair value of investment securities at March 31, 2015 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2015, corporate debt securities with an amortized cost and estimated fair value of $55.0 million and $46.2 million, respectively, were callable prior to the maturity date.

March 31, 2015	Amortized Cost	Estimated Fair Value

Less than one year	$40,959	$41,016
Due after one year through five years	77,113	77,400
Due after five years through ten years	340	342
Due after ten years	55,000	46,200

	$173,412	$164,958

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at March 31, 2015 and December 31, 2014, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At March 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available-for-sale:
Investment securities:
U.S. agency obligations	$4,942	$(8)	$—	$—	$4,942	$(8)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$—	$—	$5,069	$(2)	$5,069	$(2)
State and municipal obligations	696	(1)	1,034	(2)	1,730	(3)
Corporate debt securities	—	—	46,200	(8,800)	46,200	(8,800)

Total investment securities	696	(1)	52,303	(8,804)	52,999	(8,805)

Mortgage-backed securities:
FHLMC	—	—	80,883	(811)	80,883	(811)
FNMA	—	—	40,394	(514)	40,394	(514)

Total mortgage-backed securities	—	—	121,277	(1,325)	121,277	(1,325)

Total held-to-maturity	$696	$(1)	$173,580	$(10,129)	$174,276	$(10,130)

Total securities	$5,638	$(9)	$173,580	$(10,129)	$179,218	$(10,138)

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available-for-sale:
Investment securities:
U.S. agency obligations	$19,804	$(96)	$—	$—	$19,804	$(96)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$15,134	$(9)	$25,409	$(41)	$40,543	$(50)
State and municipal obligations	947	(1)	1,827	(7)	2,774	(8)
Corporate debt securities	—	—	45,250	(9,750)	45,250	(9,750)

Total investment securities	16,081	(10)	72,486	(9,798)	88,567	(9,808)

Mortgage-backed securities:
FHLMC	9,155	(34)	96,975	(1,625)	106,130	(1,659)
FNMA	—	—	64,932	(1,182)	64,932	(1,182)

Total mortgage-backed securities	9,155	(34)	161,907	(2,807)	171,062	(2,841)

Total held-to-maturity	$25,236	$(44)	$234,393	$(12,605)	$259,629	$(12,649)

Total securities	$45,040	$(140)	$234,393	$(12,605)	$279,433	$(12,745)

At March 31, 2015, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$12,375	Ba1/BB
Chase Capital	10,000	8,500	Baa2/BBB-
Wells Fargo Capital	5,000	4,375	A3/BBB+
Huntington Capital	5,000	4,000	Baa3/BB
Keycorp Capital	5,000	4,150	Baa3/BB+
PNC Capital	5,000	4,325	Baa2/BBB-
State Street Capital	5,000	4,325	A3/BBB
SunTrust Capital	5,000	4,150	Baa3/BB+

	$55,000	$46,200

At March 31, 2015, the estimated fair value of each corporate debt security was below cost. However, the estimated fair value of the corporate debt securities increased as compared to December 31, 2014. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at March 31, 2015. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at March 31, 2015.

Note 4. Loans Receivable, Net

Loans receivable, net at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014

Real estate:
One-to-four family	$746,309	$737,889
Commercial real estate, multi family and land	667,770	649,951
Residential construction	48,891	47,552
Consumer	196,377	199,349
Commercial and industrial	107,476	83,946

Total loans	1,766,823	1,718,687
Loans in process	(16,790)	(16,731)
Deferred origination costs, net	3,211	3,207
Allowance for loan losses	(16,419)	(16,317)

Loans receivable, net	$1,736,825	$1,688,846

At March 31, 2015 and December 31, 2014, loans in the amount of $19,406,000 and $18,307,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $2,301,000 at March 31, 2015. The amount of foreclosed residential real estate property held by the Company was $3,791,000 at March 31, 2015.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At March 31, 2015, the impaired loan portfolio totaled $38,045,000 for which there was a specific allocation in the allowance for loan losses of $1,718,000. At December 31, 2014, the impaired loan portfolio totaled $36,979,000 for which there was a specific allocation in the allowance for loan losses of $2,161,000. The average balance of impaired loans for the three months ended March 31, 2015 and 2014 was $36,307,000 and $40,441,000, respectively.

An analysis of the allowance for loan losses for the three ended March 31, 2015 and 2014 is as follows (in thousands):

	Three months ended March 31,
	2015	2014

Balance at beginning of period	$16,317	$20,930
Provision charged to operations	375	530
Charge-offs	(358)	(740)
Recoveries	85	214

Balance at end of period	$16,419	$20,934

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2015 and 2014 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$4,291	$8,935	$1,146	$863	$1,082	$16,317
Provision (benefit) charged to operations	(52)	453	72	(99)	1	375
Charge-offs	(55)	(88)	(215)	—	—	(358)
Recoveries	22	—	60	3	—	85

Balance at end of period	$4,206	$9,300	$1,063	$767	$1,083	$16,419

For the three months ended March 31, 2014
Allowance for loan losses:
Balance at beginning of period	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930
Provision (benefit) charged to operations	(182)	1,034	115	(298)	(139)	530
Charge-offs	(590)	—	(109)	(41)	—	(740)
Recoveries	203	8	3	—	—	214

Balance at end of period	$4,290	$11,413	$1,369	$1,044	$2,818	$20,934

March 31, 2015
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$34	$1,647	$37	$—	$—	$1,718
Collectively evaluated for impairment	4,172	7,653	1,026	767	1,083	14,701

Total ending allowance balance	$4,206	$9,300	$1,063	$767	$1,083	$16,419

Loans:
Loans individually evaluated for impairment	$13,270	$22,368	$2,133	$274	$—	$38,045
Loans collectively evaluated for impairment	781,930	645,402	194,244	107,202	—	1,728,778

Total ending loan balance	$795,200	$667,770	$196,377	$107,476	$—	$1,766,823

December 31, 2014
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$88	$1,741	$332	$—	$—	$2,161
Collectively evaluated for impairment	4,203	7,194	814	863	1,082	14,156

Total ending allowance balance	$4,291	$8,935	$1,146	$863	$1,082	$16,317

Loans:
Loans individually evaluated for impairment	$12,879	$21,165	$2,221	$714	$—	$36,979
Loans collectively evaluated for impairment	772,562	628,786	197,128	83,232	—	1,681,708

Total ending loan balance	$785,441	$649,951	$199,349	$83,946	$—	$1,718,687

A summary of impaired loans at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014

Impaired loans with no allocated allowance for loan losses	$28,625	$26,487
Impaired loans with allocated allowance for loan losses	9,420	10,492

	$38,045	$36,979

Amount of the allowance for loan losses allocated	$1,718	$2,161

At March 31, 2015, impaired loans include troubled debt restructuring loans of $25,827,000 of which $22,674,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2014, impaired loans include troubled debt restructuring loans of $23,493,000 of which $21,462,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of March 31, 2015
With no related allowance recorded:
Residential real estate	$13,543	$13,159	$—
Commercial real estate	13,210	13,167	—
Consumer	2,517	2,025	—
Commercial and industrial	274	274	—

	$29,544	$28,625	$—

With an allowance recorded:
Residential real estate	$111	$111	$34
Commercial real estate	9,201	9,201	1,647
Consumer	108	108	37
Commercial and industrial	—	—	—

	$9,420	$9,420	$1,718

As of December 31, 2014
With no related allowance recorded:
Residential real estate	$12,351	$11,931	$—
Commercial real estate	12,174	12,142	—
Consumer	2,243	1,700	—
Commercial and industrial	714	714	—

	$27,482	$26,487	$—

With an allowance recorded:
Residential real estate	$948	$948	$88
Commercial real estate	9,023	9,023	1,741
Consumer	521	521	332
Commercial and industrial	—	—	—

	$10,492	$10,492	$2,161

	Three months ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$12,726	$146	$17,509	$146
Commercial real estate	12,648	72	3,270	19
Consumer	2,040	28	2,181	22
Commercial and industrial	274	—	278	2

	$27,688	$246	$23,238	$189

With an allowance recorded:
Residential real estate	$111	$1	$1,267	$16
Commercial real estate	8,399	24	15,265	44
Consumer	109	1	671	10
Commercial and industrial	—	—	—	—

	$8,619	$26	$17,203	$70

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Residential real estate	$3,969	$3,115
Commercial real estate	13,180	12,758
Consumer	2,140	1,877
Commercial and industrial	117	557

	$19,406	$18,307

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2015
Residential real estate	$6,492	$2,172	$3,491	$12,155	$783,045	$795,200
Commercial real estate	2,143	4,081	13,180	19,404	648,366	667,770
Consumer	251	158	2,028	2,437	193,940	196,377
Commercial and industrial	—	—	117	117	107,359	107,476

	$8,886	$6,411	$18,816	$34,113	$1,732,710	$1,766,823

December 31, 2014
Residential real estate	$7,365	$1,695	$1,619	$10,679	$774,762	$785,441
Commercial real estate	119	—	12,758	12,877	637,074	649,951
Consumer	845	232	1,833	2,910	196,439	199,349
Commercial and industrial	—	—	557	557	83,389	83,946

	$8,329	$1,927	$16,767	$27,023	$1,691,664	$1,718,687

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. Loans not rated are included in groups of homogeneous loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015
Commercial real estate	$625,076	$17,675	$25,019	$—	$667,770
Commercial and industrial	106,563	173	740	—	107,476

	$731,639	$17,848	$25,759	$—	$775,246

December 31, 2014
Commercial real estate	$611,987	$12,684	$25,280	$—	$649,951
Commercial and industrial	82,693	173	1,080	—	83,946

	$694,680	$12,857	$26,360	$—	$733,897

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2015 and December 31, 2014 (in thousands):

	Residential Real Estate
	Residential	Consumer
March 31, 2105
Performing	$791,231	$194,237
Non-performing	3,969	2,140

	$795,200	$196,377

December 31, 2014
Performing	$782,326	$197,472
Non-performing	3,115	1,877

	$785,441	$199,349

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. Included in the non-accrual loan total at March 31, 2015 and December 31, 2014 were $3,153,000 and $2,031,000, respectively, of troubled debt restructurings. At March 31, 2015 and December 31, 2014, the Company has allocated $387,000 and $419,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at March 31, 2015 and December 31, 2014, which totaled $22,674,000 and $21,462,000, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2015 and 2014, and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2015
Troubled Debt Restructurings:
Residential real estate	2	$249	$249
Commercial real estate	2	2,093	2,005
Consumer	3	136	136

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2014
Troubled Debt Restructurings:
Residential real estate	3	$519	$445
Consumer	2	77	77

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Consumer	3	229

Note 5. Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations was $1,032,000 at March 31, 2015, unchanged from December 31, 2014 and $1,468,000 at March 31, 2014, unchanged from December 31, 2013. The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The reserve is included in other liabilities in the accompanying statements of financial condition.

At March 31, 2015, there was one outstanding loan repurchase request which was resolved at no loss subsequent to the end of the quarter. There were no outstanding loan repurchase requests at December 31, 2014.

Note 6. Deposits

The major types of deposits at March 31, 2015 and December 31, 2014 were as follows (in thousands):

Type of Account	March 31, 2015	December 31, 2014

Non-interest-bearing	$308,036	$279,944
Interest-bearing checking	864,398	836,120
Money market deposit	107,937	95,663
Savings	306,291	301,190
Time deposits	214,264	207,218

Total deposits	$1,800,926	$1,720,135

Included in time deposits at March 31, 2015 and December 31, 2014, is $75,504,000 and $64,416,000, respectively, in deposits of $100,000 and over.

Note 7. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this standard in the first quarter of 2015 did not to have a material impact on the Company’s consolidated financial statements.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2015. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair	Level 1	Level 2	Level 3
March 31, 2015	Value	Inputs	Inputs	Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$30,019	$—	$30,019	$—
Items measured on a non-recurring basis:
Other real estate owned	3,835	—	—	3,835
Loans measured for impairment based on the fair value of the underlying collateral	10,553	—	—	10,553

		Fair Value Measurements at Reporting Date Using:
	Total Fair	Level 1	Level 2	Level 3
December 31, 2014	Value	Inputs	Inputs	Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$19,804	$—	$19,804	$—
Items measured on a non-recurring basis:
Other real estate owned	4,664	—	—	4,664
Loans measured for impairment based on the fair value of the underlying collateral	11,675	—	—	11,675

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

The Company utilizes third party pricing services to obtain fair values for its corporate debt securities. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations known as bond anticipation notes (“BANs”) where management utilized Level 3 inputs. In the case of the Level 2 securities, the significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer. Management based its fair value estimate of the BANs on the local nature of the issuing entities, the short-term life of the security and current market conditions.

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2015 and December 31, 2014 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
March 31, 2105	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Financial Assets:
Cash and due from banks	$34,792	$34,792	$—	$—
Securities held-to-maturity	442,829	—	449,955	—
Federal Home Loan Bank of New York stock	16,728	—	—	16,728
Loans receivable and mortgage loans held for sale	1,742,845	—	—	1,762,277
Financial Liabilities:
Deposits other than time deposits	1,586,662	—	1,586,662	—
Time deposits	214,264	—	216,169	—
Securities sold under agreements to repurchase with retail customers	65,879	65,879	—	—
Federal Home Loan Bank advances and other borrowings	279,278	—	280,655	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2014	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Financial Assets:
Cash and due from banks	$36,117	$36,117	$—	$—
Securities held-to-maturity	469,417	—	474,215	—
Federal Home Loan Bank of New York stock	19,170	—	—	19,170
Loans receivable and mortgage loans held for sale	1,693,047	—	—	1,709,819
Financial Liabilities:
Deposits other than time deposits	1,512,917	—	1,512,917	—
Time deposits	207,218	—	208,651	—
Securities sold under agreements to repurchase with retail customers	67,812	67,812	—	—
Federal Home Loan Bank advances and other borrowings	332,738	—	332,432	—

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

Item 1A. Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2014 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2105 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2015	0	$0	0	618,398
February 1, 2015 through February 28, 2015	0	0	0	618,398
March 1, 2015 through March 31, 2015	110,143	17.08	110,143	508,255

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

2.1	Definitive Agreement and Plan of Merger dated as of February 25, 2015 by and among OceanFirst Financial Corporation, OceanFirst Bank and Colonial American Bank (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 26, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 8, 2015	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

DATE: May 8, 2015	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	33

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	34

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	35

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.