Form 10-Q
period 2015-06-30
OCEANFIRST FINANCIAL CORP
filed 2015-08-07
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of August 3, 2015 there were 17,382,730 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	June 30, 2015	March 31, 2015	June 30, 2014

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,395,100	$2,384,141	$2,329,141
Loans receivable, net	1,772,879	1,736,825	1,631,819
Deposits	1,761,675	1,800,926	1,705,510
Stockholders’ equity	221,535	220,302	215,841

SELECTED OPERATING DATA:

Net interest income	18,433	18,133	18,159
Provision for loan losses	300	375	275
Other income	4,171	3,986	4,830
Operating expenses	14,392	13,738	14,830
Net income	5,133	5,262	5,117
Diluted earnings per share	0.31	0.32	0.30

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	13.25	13.06	12.59
Cash dividend per share	0.13	0.13	0.12
Stockholders’ equity to total assets	9.25%	9.24%	9.27%
Return on average assets (1)	0.86	0.89	0.90
Return on average stockholders’ equity (1)	9.29	9.58	9.45
Net interest rate spread	3.15	3.15	3.28
Net interest margin	3.23	3.24	3.35
Operating expenses to average assets (1)	2.40	2.34	2.59
Efficiency ratio	63.67	62.11	64.51

ASSET QUALITY:

Non-performing loans	$20,905	$19,406	$40,699
Non-performing assets	24,262	23,241	45,667
Allowance for loan losses as a percent of total loans receivable	0.92%	0.93%	1.26%
Allowance for loan losses as a percent of total non-performing loans	79.09	84.61	51.44
Non-performing loans as a percent of total loans receivable	1.16	1.09	2.44
Non-performing assets as a percent of total assets	1.01	0.97	1.96

Wealth Management
Assets under administration	$216,533	$217,831	$229,289

(1) Ratios are annualized

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank headquartered in Ocean County, New Jersey, serving business and retail customers in the central New Jersey region. The term “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company’s net interest margin has contracted over recent periods primarily due to the low absolute levels of interest rates. Over the past 18 months, the Company has also extended its borrowed funds into higher-cost, longer-term maturities to better manage interest rate risk. The Company has partly mitigated the adverse impact of these items by growing commercial loans, resulting in a shift in asset mix from lower-yielding securities into higher-yielding loans. Based upon current economic conditions, characterized by moderate growth and low inflation, interest rates may remain at, or close to, historically low levels with increases in the Federal funds rate expected to be gradual. The continuation of the low interest rate environment may have an adverse impact on the Company’s net interest margin in future periods.

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded moderately in 2014 and continues to show modest growth again in 2015. Labor market conditions improved as the national and local unemployment rates in the first half of 2015 both decreased compared to prior year levels, while measures of inflation remain subdued.

Highlights of the Company’s financial results and corporate activities for the three and six months ended June 30, 2015 were as follows:

The acquisition of Colonial American Bank (“Colonial”), as previously disclosed on February 25, 2015, closed on July 31, 2015 in an all stock transaction valued at $11.9 million. Colonial operates two full service banking centers in Middletown and Shrewsbury, New Jersey with total assets of $143.2 million as of June 30, 2015.

A commercial loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. Additionally, at the end of the quarter the Bank opened a new branch in Long Branch, New Jersey at Pier Village. The Bank expects to open an additional branch in Jackson Township in the third quarter. Both branches will be operated by universal bankers and the Jackson branch will employ advanced technology in the form of interactive teller machines, resulting in a cost efficient staffing model. Finally, on July 31, 2015, the Bank executed an agreement to purchase an existing retail branch with core deposits (all deposits except time deposits) of $20.2 million located in the Toms River market.

Total assets increased to $2.395 billion at June 30, 2015, from $2.357 billion at December 31, 2014. Loans receivable, net increased $84.0 million at June 30, 2015, as compared to December 31, 2014 primarily due to growth in commercial loans of $75.6 million. Deposits increased by $41.5 million at June 30, 2015, as compared to December 31, 2014. The increase included $53.5 million of business deposits, demonstrating the value of relationship based lending.

Net income for the three months ended June 30, 2015, was $5.1 million, or $0.31 per diluted share, as compared to net income of $5.1 million, or $0.30 per diluted share, for the corresponding prior year period. Net income for the three months ended June 30, 2015 includes non-recurring merger related expenses, net of tax benefit, of $153,000. The increase in diluted earnings per share over the prior year period was primarily due to lower operating expenses, higher net interest income and a reduction in average shares outstanding, partly offset by a reduction in other income.

Net interest income for the three months ended June 30, 2015 increased to $18.4 million, as compared to $18.2 million for the corresponding prior year period reflecting an increase in interest-earning assets of $114.2 million, partly offset by a lower net interest margin. The net interest margin decreased to 3.23% for the three months ended June 30, 2015, as compared to 3.35% for the corresponding prior year period.

Other income decreased to $4.2 million for the three months ended June 30, 2015, as compared to $4.8 million in same prior year period. The decrease was primarily due to a recognized gain on sale of equity securities of $348,000 in the prior year period compared to no gain in the current period, lower fees and service charges and lower loan servicing income. The decrease in loan servicing income was due to the sale of servicing rights on a majority of residential mortgage loans serviced for the Federal agencies and was accompanied by a comparable decrease in operating expenses. Operating expenses decreased $438,000 for the three months ended June 30, 2015, as compared to the same prior year period despite the inclusion of $184,000 in non-recurring merger related expenses. The decrease in operating expense was due to lower compensation and marketing expenses.

The Company remains well-capitalized with a tangible common equity ratio of 9.25% at June 30, 2015. On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. At June 30, 2015, there were 358,458 shares available for repurchase.

Return on average stockholders’ equity was 9.29% for the quarter ended June 30, 2015, as compared to 9.45% for the corresponding prior year period.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables sets forth certain information relating to the Company for the three and six months ended June 30, 2015 and 2014. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2015			2014
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term Investments	$28,636	$6	0.08%	$26,563	$4	0.06%
Securities (1) and FHLB stock	490,760	2,022	1.65	552,851	2,364	1.71
Loans receivable, net (2)	1,762,995	18,548	4.21	1,588,815	17,530	4.41

Total interest-earning assets	2,282,391	20,576	3.61	2,168,229	19,898	3.67

Non-interest-earning assets	112,445			118,551

Total assets	$2,394,836			$2,286,780

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,273,717	238	0.07	$1,257,291	247	0.08
Time deposits	212,160	729	1.37	215,148	739	1.37

Total	1,485,877	967	0.26	1,472,439	986	0.27
Borrowed funds	365,804	1,176	1.29	330,933	753	0.91

Total interest-bearing liabilities	1,851,681	2,143	0.46	1,803,372	1,739	0.39

Non-interest-bearing deposits	307,528			252,395
Non-interest-bearing liabilities	14,707			14,530

Total liabilities	2,173,916			2,070,297
Stockholders’ equity	220,920			216,483

Total liabilities and stockholders’ equity	$2,394,836			$2,286,780

Net interest income		$18,433			$18,159

Net interest rate spread (3)			3.15%			3.28%

Net interest margin (4)			3.23%			3.35%

	FOR THE SIX MONTHS ENDED JUNE 30,
	2015			2014
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term Investments	$28,443	$11	0.08%	$27,940	$10	0.07%
Securities (1) and FHLB stock	500,326	4,157	1.66	557,573	4,857	1.74
Loans receivable, net (2)	1,733,024	36,577	4.22	1,573,135	34,776	4.42

Total interest-earning assets	2,261,793	40,745	3.60	2,158,648	39,643	3.67

Non-interest-earning assets	112,176			117,212

Total assets	$2,373,969			$2,275,860

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,276,265	477	0.07	$1,289,760	610	0.09
Time deposits	208,882	1,445	1.38	215,427	1,472	1.37

Total	1,485,147	1,922	0.26	1,505,187	2,082	0.28
Borrowed funds	351,272	2,257	1.29	307,227	1,337	0.87

Total interest-bearing liabilities	1,836,419	4,179	0.46	1,812,414	3,419	0.38

Non-interest-bearing deposits	302,490			231,631
Non-interest-bearing liabilities	14,701			15,604

Total liabilities	2,153,610			2,059,649
Stockholders’ equity	220,359			216,211

Total liabilities and stockholders’ equity	$2,373,969			$2,275,860

Net interest income		$36,566			$36,224

Net interest rate spread (3)			3.14%			3.29%

Net interest margin (4)			3.23%			3.36%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased by $38.4 million to $2.395 billion at June 30, 2015, from $2.357 billion at December 31, 2014. Securities, in the aggregate, decreased by $44.6 million, to $444.7 million at June 30, 2015, as compared to $489.2 million at December 31, 2014. Loans receivable, net, increased by $84.0 million, an annualized growth rate of 10.0%, to $1.773 billion at June 30, 2015 from $1.689 billion at December 31, 2014, primarily due to growth in commercial loans of $75.6 million and the purchase of a pool of performing, locally-originated, one-to-four family, non-conforming mortgage loans for $7.2 million.

Deposits increased by $41.5 million, to $1.762 billion at June 30, 2015, from $1.720 billion at December 31, 2014, which included growth of $48.2 million in non interest-bearing deposits. As part of the deposit growth, business deposits increased $53.5 million, demonstrating the value of relationship based lending. The deposit growth funded a decrease in FHLB advances of $9.6 million, to $295.6 million at June 30, 2015, from $305.2 million at December 31, 2014.

Stockholders’ equity increased to $221.5 million at June 30, 2015, as compared to $218.3 million at December 31, 2014. Net income for the period was partly offset by the repurchase of 259,940 shares of common stock for $4.5 million (average cost per share of $17.13) and the cash dividend on common stock of $4.3 million. At June 30, 2015, there were 358,458 shares available for repurchase under the stock repurchase program adopted in July of 2014.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and June 30, 2014

General

Net income for the three months ended June 30, 2015 was $5.1 million, or $0.31 per diluted share, as compared to net income of $5.1 million, or $0.30 per diluted share for the corresponding prior year period. Net income for the six months ended June 30, 2015 increased to $10.4 million, or $0.63 per diluted share, as compared to net income of $9.8 million, or $0.58 per diluted share, for the corresponding prior year period. Net income for the three and six months ended June 30, 2015 includes non-recurring merger related expenses, net of tax benefit, of $153,000 and $190,000, respectively. The increases in diluted earnings per share over the previous year periods were primarily due to lower operating expenses, higher net interest income, and a reduction in average shares outstanding, partly offset by a reduction in other income.

Interest Income

Interest income for the three and six months ended June 30, 2015 increased to $20.6 million and $40.7 million, respectively, as compared to $19.9 million and $39.6 million, respectively, for the corresponding prior year periods. The yield on interest-earning assets declined to 3.61% and 3.60%, respectively, for the three and six months ended June 30, 2015, from 3.67% for both the same prior year periods. The asset yield benefited from a shift in the mix of interest-earning assets as average loans receivable, net, increased $174.2 million and $159.9 million, respectively, for the three and six months ended June 30, 2015, while average interest-earning securities decreased $62.1 million and $57.2 million, respectively, as compared to the same prior year periods.

Interest Expense

Interest expense for the three and six months ended June 30, 2015 was $2.1 million and $4.2 million, respectively, as compared to $1.7 million and $3.4 million, respectively, in the corresponding prior year periods. The cost of average interest-bearing liabilities increased to 0.46% for both the three and six months ended June 30, 2015, as compared to 0.39% and 0.38% in the same prior year periods as the Company extended its borrowed funds into higher-cost, longer-term maturities to better manage the Company’s interest rate risk. Since December 31, 2013, the Bank extended $178.3 million of short-term funding into 3-5 year maturities, extending the weighted average maturity of term borrowings from 1.3 years to 3.3 years at June 30, 2015. Partially offsetting the increase in the cost of borrowed funds, the total cost of deposits (including non-interest bearing deposits) decreased to 0.22% for the six months ended June 30, 2015, as compared to 0.24% for the corresponding prior year period.

Net Interest Income

Net interest income for the three and six months ended June 30, 2015 increased to $18.4 million and $36.6 million, respectively, as compared to $18.2 million and $36.2 million, respectively, in the same prior year periods, reflecting an increase in interest-earning assets, partly offset by a lower net interest margin. Average interest-earning assets increased $114.2 million and $103.1 million, respectively, for the three and six months ended June 30, 2015, as compared to the same prior year periods. The net interest margin decreased to 3.23% for both the three and six months ended June 30, 2015, from 3.35% and 3.36%, respectively, for the same prior year periods.

Provision for Loan Losses

For the three and six months ended June 30, 2015, the provision for loan losses was $300,000 and $675,000, respectively, as compared to $275,000 and $805,000, respectively, for the corresponding prior year periods. Net charge-offs decreased to $185,000 and $458,000, respectively, for the three and six months ended June 30, 2015, as compared to net charge-offs of $273,000 and $799,000 in the corresponding prior year periods. The provisions exceeded net charge-offs for both the three and six months ended June 30, 2015 to account for loan growth.

Other Income

For the three and six months ended June 30, 2015, other income decreased to $4.2 million, and $8.2 million, respectively, as compared to $4.8 million and $8.7 million, respectively, in the same prior year periods. In the fourth quarter of 2014, the Company sold the servicing rights on a majority of the residential mortgage loans serviced by the Company for the Federal agencies, recognizing a gain of $408,000. Smaller, supplemental sales occurred in 2015 resulting in gains of $30,000 in the second quarter and $111,000 for the six months ended June 30, 2015. The sale of loan servicing caused a decrease of $167,000 and $343,000 in loan servicing income for the three and six months ended June 30, 2015, respectively, as compared to the same prior year periods but also reduced operating expenses by a similar amount. For both the three and six months ended June 30, 2014 the Company recognized a gain of $348,000 on the sale of equity securities, as compared to no gains in the current year periods.

Operating Expenses

Operating expenses decreased to $14.4 million and $28.1 million, respectively, for the three and six months ended June 30, 2015, as compared to $14.8 million and $28.9 million, respectively, in the same prior year periods. Operating expenses for the three and six months ended June 30, 2015 include $184,000 and $234,000, respectively, in non-recurring merger related expenses. Compensation and employee benefits expense decreased $431,000 and $577,000, respectively, as compared to the same prior year periods. The prior year periods included $196,000 in severance related expenses due to the Company’s strategic decision to improve efficiency in the residential mortgage loan area. Marketing expense decreased $195,000 and $453,000, respectively, for the three and six months ended June 30, 2015, as compared to the same prior year periods, due to the timing of promotions and a significant campaign in the prior year period.

Provision for Income Taxes

The provision for income taxes was $2.8 million and $5.5 million, respectively, for the three and six months ended June 30, 2015, as compared to $2.8 million and $5.3 million, respectively, for the corresponding prior year periods. The effective tax rate was 35.1% and 34.7%, respectively, for the three and six months ended June 30, 2015, as compared to 35.1% and 35.2%, respectively, in the same prior year periods.

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

At June 30, 2015, the Company had $67.3 million in outstanding overnight borrowings from the FHLB compared to $111.0 million outstanding at December 31, 2014. The Company utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $295.6 million and $305.2 million, respectively, at June 30, 2015 and December 31, 2014.

The Company’s cash needs for the six months ended June 30, 2015 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of investment securities and to reduce borrowings. The Company’s cash needs for the six months ended June 30, 2014 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sales of mortgage loans held for sale, proceeds from maturities of investment securities and increased total borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to fund deposit outflows.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At June 30, 2015, outstanding undrawn lines of credit totaled $297.0 million; outstanding commitments to originate loans totaled $93.5 million; and outstanding commitments to sell loans totaled $6.1 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $114.5 million at June 30, 2015. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the six months ended June 30, 2015, the Company repurchased 259,940 shares of common stock at a total cost of $4.5 million, compared with repurchases of 301,766 shares at a cost of $5.0 million for the six months ended June 30, 2014. At June 30, 2015, there were 358,458 shares available to be repurchased under the stock repurchase program adopted in July of 2014.

Cash dividends on common stock declared and paid during the first six months of 2015 were $4.3 million, as compared to $4.1 million in the same prior year period. On July 23, 2015, the Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share. The dividend is payable on August 14, 2015 to stockholders of record at the close of business on August 3, 2015.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and long-term debt. At December 31, 2014 the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payments of $12.0 million in dividends from the Bank to the Company over the first three quarters of 2015, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises. For the six months ended June 30, 2015, the Company received a dividend payment of $8.0 million from the Bank and $4.0 million remained to be paid over the next quarter. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At June 30, 2015, OceanFirst Financial Corp. held $20.9 million in cash.

As of June 30, 2015, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio
Tier 1 leverage	$217,537	9.12%	$95,370	4.00%
Common Equity Tier 1	217,537	12.76	76,742	4.50
Tier 1 Capital	217,537	12.76	102,323	6.00
Total Capital	234,121	13.73	136,431	8.00

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations.

In July 2013, the Federal Deposit Insurance Corporation and the other Federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule and regulatory capital requirements only pertain to the Bank and not the Holding Company. Among other things, the rule established a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 Capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new Common Equity Tier 1 capital requirement is intended to measure the financial strength of the Bank by comparing its core equity (equity capital plus disclosed reserves) to its risk-weighted assets. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank has exercised its opt-out. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests, including investments in the capital of unconsolidated financial institutions. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At June 30, 2015, the Company maintained tangible common equity of $221.5 million, for a tangible common equity to assets ratio of 9.25%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $6.1 million.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2015 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$394,803	$150,857	$88,844	$132,602	$22,500
Commitments to Fund Undrawn Lines of Credit	296,965	296,965	—	—	—
Commitments to Originate Loans	93,526	93,526	—	—	—

Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments. The commitments to fund undrawn lines of credit primarily relate to commercial loans ($175.5 million), consumer loans ($105.4 million) and construction loans ($16.1 million) at June 30, 2015.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$4,288	$3,115
Commercial real estate	14,601	12,758
Consumer	1,901	1,877
Commercial and industrial	115	557

Total non-performing loans	20,905	18,307
Other real estate owned	3,357	4,664

Total non-performing assets	$24,262	$22,971

Delinquent loans 30-89 days	$7,258	$8,960

Allowance for loan losses as a percent of total loans receivable	0.92%	0.95%
Allowance for loan losses as a percent of total non-performing loans	79.09	89.13
Non-performing loans as a percent of total loans receivable	1.16	1.06
Non-performing assets as a percent of total assets	1.01	0.97

Included in the non-performing loan total at June 30, 2015 was $3.8 million of troubled debt restructured loans, as compared to $2.0 million of troubled debt restructured loans at December 31, 2014. The increase was primarily due to one restructured commercial real estate loan which was previously performing. Non-performing loans are concentrated in commercial real estate, which comprise 69.8% of the total at June 30, 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	June 30, 2015	December 31, 2014
Special Mention	$29,819	$19,017
Substandard	34,455	34,937

The largest non-performing and Substandard loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility located in New Jersey for $6.3 million, criticized due to delinquent payments, continual losses and covenant violations. The largest Special Mention loan relationship consists of a commercial real estate loan and several smaller lines of credit to a moving and storage company totaling $4.9 million and is classified due to recent operating losses. The loan was initially classified during the second quarter of 2015.

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

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2015, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2015, the Company’s one-year gap was negative 1.00% as compared to negative 2.73% at December 31, 2014.

At June 30, 2015	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$7,071	$—	$—	$—	$—	$7,071
Investment securities	67,565	21,473	65,520	6,423	340	161,321
Mortgage-backed securities	38,304	33,340	80,609	69,665	72,552	294,470
FHLB stock	—	—	—	—	18,740	18,740
Loans receivable (2)	312,657	389,610	463,580	340,789	281,001	1,787,637

Total interest-earning assets	425,597	444,423	609,709	416,877	372,633	2,269,239

Interest-bearing liabilities:
Money market deposit accounts	14,377	10,259	22,731	17,335	58,315	123,017
Savings accounts	64,858	27,020	52,072	39,413	122,716	306,079
Interest-bearing checking accounts	438,990	49,364	93,711	76,216	136,029	794,310
Time deposits	33,419	81,101	41,035	53,441	1,098	210,094
FHLB advances	67,764	6,406	88,844	132,602	—	295,616
Securities sold under agreements to repurchase and other borrowings	94,187	5,000	—	—	—	99,187

Total interest-bearing liabilities	713,595	179,150	298,393	319,007	318,158	1,828,303

Interest sensitivity gap (3)	$(287,998)	$265,273	$311,316	$97,870	$54,475	$440,936

Cumulative interest sensitivity gap	$(287,998)	$(22,725)	$288,591	$386,461	$440,936	$440,936

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(12.69)%	(1.00)%	12.72%	17.03%	19.43%	19.43%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2015 and December 31, 2014. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2014 Form 10-K.

	June 30, 2015					December 31, 2014
Economic Value of Equity			Net Interest Income			Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$241,378	(14.9)%	10.8%	$70,754	(3.0)%	$242,356	(12.9)%	11.0%	$68,025	(4.8)%
200	261,863	(7.6)	11.4	72,366	(0.8)	260,338	(6.4)	11.5	70,013	(2.0)
100	276,579	(2.4)	11.7	72,948	—	272,499	(2.1)	11.7	70,992	(0.6)
Static	283,482	—	11.8	72,919	—	278,222	—	11.7	71,420	—
(100)	279,669	(1.3)	11.3	69,086	(5.3)	275,644	(0.9)	11.3	67,779	(5.1)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$40,359	$36,117
Securities available-for-sale, at estimated fair value	30,030	19,804
Securities held-to-maturity, net (estimated fair value of $420,409 at June 30, 2015 and $474,215 at December 31, 2014)	414,625	469,417
Federal Home Loan Bank of New York stock, at cost	18,740	19,170
Loans receivable, net	1,772,879	1,688,846
Mortgage loans held for sale	1,454	4,201
Interest and dividends receivable	5,550	5,506
Other real estate owned	3,357	4,664
Premises and equipment, net	24,931	24,738
Servicing asset	487	701
Bank Owned Life Insurance	56,858	56,048
Deferred tax asset	15,234	15,594
Other assets	10,596	11,908

Total assets	$2,395,100	$2,356,714

Liabilities and Stockholders’ Equity

Deposits	$1,761,675	$1,720,135
Securities sold under agreements to repurchase with retail customers	71,687	67,812
Federal Home Loan Bank advances	295,616	305,238
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	7,845	6,323
Other liabilities	9,242	11,447

Total liabilities	2,173,565	2,138,455

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 16,722,632 and 16,901,653 shares outstanding at June 30, 2015 and December 31, 2014, respectively	336	336
Additional paid-in capital	267,248	265,260
Retained earnings	223,644	217,714
Accumulated other comprehensive loss	(6,587)	(7,109)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,187)	(3,330)
Treasury stock, 16,844,140 and 16,665,119 shares at June 30, 2015 and December 31, 2014, respectively	(259,919)	(254,612)
Common stock acquired by Deferred Compensation Plan	(309)	(304)
Deferred Compensation Plan Liability	309	304

Total stockholders’ equity	221,535	218,259

Total liabilities and stockholders’ equity	$2,395,100	$2,356,714

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest income:
Loans	$18,548	$17,530	$36,577	$34,776
Mortgage-backed securities	1,519	1,731	3,142	3,494
Investment securities and other	509	637	1,026	1,373

Total interest income	20,576	19,898	40,745	39,643

Interest expense:
Deposits	967	986	1,922	2,082
Borrowed funds	1,176	753	2,257	1,337

Total interest expense	2,143	1,739	4,179	3,419

Net interest income	18,433	18,159	36,566	36,224
Provision for loan losses	300	275	675	805

Net interest income after provision for loan losses	18,133	17,884	35,891	35,419

Other income:
Bankcard services revenue	899	897	1,682	1,689
Wealth management revenue	629	608	1,157	1,148
Fees and service charges	2,059	2,261	3,949	4,104
Loan servicing income	59	226	111	454
Net gain on sale of loan servicing	30	—	111	—
Net gain on sales of loans available-for-sale	185	219	377	351
Net gain on sale of investment securities available-for-sale	—	348	—	348
Net loss from other real estate operations	(72)	(107)	(51)	(139)
Income from Bank Owned Life Insurance	364	377	810	715
Other	18	1	11	2

Total other income	4,171	4,830	8,157	8,672

Operating expenses:
Compensation and employee benefits	7,700	8,131	15,239	15,816
Occupancy	1,242	1,364	2,696	2,828
Equipment	813	768	1,611	1,524
Marketing	415	610	689	1,142
Federal deposit insurance	506	538	1,004	1,083
Data processing	1,101	987	2,189	2,057
Check card processing	423	494	898	940
Professional fees	539	523	934	898
Other operating expense	1,469	1,415	2,636	2,649
Merger related expenses	184	—	234	—

Total operating expenses	14,392	14,830	28,130	28,937

Income before provision for income taxes	7,912	7,884	15,918	15,154
Provision for income taxes	2,779	2,767	5,523	5,330

Net income	$5,133	$5,117	$10,395	$9,824

Basic earnings per share	$0.31	$0.31	$0.63	$0.58

Diluted earnings per share	$0.31	$0.30	$0.63	$0.58

Average basic shares outstanding	16,401	16,740	16,433	16,812

Average diluted shares outstanding	16,593	16,822	16,613	16,946

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$5,133	$5,117	$10,395	$9,824
Other comprehensive income:
Unrealized gain (loss) on securities (net of tax expense of $1 and $98 in 2015 and tax benefit of $209 and $286 in 2014)	2	(303)	141	(414)
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $138 and $263 in 2015 and $125 and $233 in 2014, respectively)	199	181	381	337
Reclassification adjustment for gains included in net income (net of tax expense of $142 in 2014)	—	(206)	—	(206)

Total comprehensive income	$5,334	$4,789	$10,917	$9,541

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

Six Months Ended June 30, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2013	$—	$336	$263,319	$206,201	$(6,619)	$(3,616)	$(245,271)	$(665)	$665	$214,350
Net income	—	—	—	9,824	—	—	—	—	—	9,824
Other comprehensive income, net of tax	—	—	—	—	(283)	—	—	—	—	(283)
Tax benefit of stock plans	—	—	50	—	—	—	—	—	—	50
Stock awards	—	—	429	—	—	—	—	—	—	429
Treasury stock allocated to restricted stock plan	—	—	661	(97)	—	—	(564)	—	—	—
Purchased 301,766 shares of common stock	—	—	—	—	—	—	(5,020)	—	—	(5,020)
Allocation of ESOP stock	—	—	133	—	—	158	—	—	—	291
Cash dividend $0.24 per share	—	—	—	(4,065)	—	—	—	—	—	(4,065)
Exercise of stock options	—	—	—	(44)	—	—	309	—	—	265
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	350	(350)	—

Balance at June 30, 2014	$—	$336	$264,592	$211,819	$(6,902)	$(3,458)	$(250,546)	$(315)	$315	$215,841

Balance at December 31, 2014	$—	$336	$265,260	$217,714	$(7,109)	$(3,330)	$(254,612)	$(304)	$304	$218,259
Net income	—	—	—	10,395	—	—	—	—	—	10,395
Other comprehensive income, net of tax	—	—	—	—	522	—	—	—	—	522
Tax benefit of stock plans	—	—	8	—	—	—	—	—	—	8
Stock awards	—	—	638	—	—	—	—	—	—	638
Treasury stock allocated to restricted stock plan	—	—	1,197	(139)	—	—	(1,058)	—	—	—
Purchased 259,940 shares of common stock	—	—	—	—	—	—	(4,452)	—	—	(4,452)
Allocation of ESOP stock	—	—	145	—	—	143	—	—	—	288
Cash dividend $0.26 per share	—	—	—	(4,288)	—	—	—	—	—	(4,288)
Exercise of stock options	—	—	—	(38)	—	—	203	—	—	165
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(5)	5	—

Balance at June 30, 2015	$—	$336	$267,248	$223,644	$(6,587)	$(3,187)	$(259,919)	$(309)	$309	$221,535

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$10,395	$9,824

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,504	1,412
Allocation of ESOP stock	288	291
Stock awards	638	429
Amortization of servicing asset	214	594
Net premium amortization in excess of discount accretion on securities	1,140	1,472
Net amortization of deferred costs and discounts on loans	70	35
Provision for loan losses	675	805
Net gain on sale of other real estate owned	(112)	(44)
Net gain on sales of investment securities available-for-sale	—	(348)
Net gain on sales of loans	(377)	(351)
Proceeds from sales of mortgage loans held for sale	28,144	21,368
Mortgage loans originated for sale	(25,020)	(21,715)
Increase in value of Bank Owned Life Insurance	(810)	(715)
(Increase) decrease in interest and dividends receivable	(44)	63
Decrease in other assets	1,311	93
Decrease in other liabilities	(2,205)	(5,271)

Total adjustments	5,416	(1,882)

Net cash provided by operating activities	15,811	7,942

Cash flows from investing activities:
Net increase in loans receivable	(77,571)	(72,377)
Purchase of loans receivable	(7,186)	(20,574)
Purchase of investment securities available-for-sale	(9,973)	(651)
Purchase of mortgage-backed securities held-to-maturity	—	(10,134)
Purchase of investment-backed securities held-to-maturity	—	(5,003)
Proceeds from maturities of investment securities available-for-sale	—	10,000
Proceeds from sale of investment securities available-for-sale	—	1,402
Proceeds from maturities of investment securities held-to-maturity	23,285	4,350
Principal repayments on mortgage-backed securities held-to-maturity	30,997	27,178
Decrease (increase) in Federal Home Loan Bank of New York stock	430	(5,728)
Proceeds from sales of other real estate owned	1,398	1,173
Purchases of premises and equipment	(1,697)	(2,158)

Net cash used in investing activities	(40,317)	(72,522)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2015	2014
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$41,540	$(41,253)
Decrease in short-term borrowings	(40,747)	(5,963)
Proceeds from Federal Home Loan Bank advances	35,000	190,000
Repayments of Federal Home Loan Bank advances	—	(60,000)
Increase in advances by borrowers for taxes and insurance	1,522	425
Exercise of stock options	165	265
Purchase of treasury stock	(4,452)	(5,020)
Dividends paid	(4,288)	(4,065)
Tax benefit of stock plans	8	50

Net cash provided by financing activities	28,748	74,439

Net increase in cash and due from banks	4,242	9,859

Cash and due from banks at beginning of period	36,117	33,958

Cash and due from banks at end of period	$40,359	$43,817

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,137	$3,229
Income taxes	762	6,601
Non-cash activities:
Loans charged-off, net	458	799
Transfer of loans receivable to other real estate owned	—	1,752

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for all of 2015. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted average shares issued net of Treasury shares	16,811	17,258	16,856	17,327
Less: Unallocated ESOP shares	(382)	(416)	(386)	(420)
Unallocated incentive award shares and shares held by deferred compensation plan	(28)	(102)	(37)	(95)

Average basic shares outstanding	16,401	16,740	16,433	16,812
Add: Effect of dilutive securities:
Stock options	20	61	20	109
Shares held by deferred compensation plan	172	21	160	25

Average diluted shares outstanding	16,593	16,822	16,613	16,946

For the three months ended June 30, 2015 and 2014, antidilutive stock options of 838,794 and 914,000, respectively, were excluded from earnings per share calculations. For the six months ended June 30, 2015 and 2014, antidilutive stock options of 744,143 and 756,000, respectively, were excluded from earnings per share calculations

Note 3. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	At June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$29,887	$143	$—	$30,030

Held-to-maturity:
Investment securities:
U.S. agency obligations	$65,467	$135	$(2)	$65,600
State and municipal obligations	10,967	15	(9)	10,973
Corporate debt securities	55,000	—	(7,750)	47,250

Total investment securities	131,434	150	(7,761)	123,823

Mortgage-backed securities:
FHLMC	128,701	565	(1,280)	127,986
FNMA	165,220	3,669	(931)	167,958
GNMA	549	93	—	642

Total mortgage-backed securities	294,470	4,327	(2,211)	296,586

Total held-to-maturity	$425,904	$4,477	$(9,972)	$420,409

Total securities	$455,791	$4,620	$(9,972)	$450,439

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$19,900	$—	$(96)	$19,804

Held-to-maturity:
Investment securities:
U.S. agency obligations	$86,394	$97	$(50)	$86,441
State and municipal obligations	13,829	25	(8)	13,846
Corporate debt securities	55,000	—	(9 750)	45,250

Total investment securities	155,223	122	(9,808)	145,537

Mortgage-backed securities:
FHLMC	141,494	609	(1,659)	140,444
FNMA	184,003	4,674	(1,182)	187,495
GNMA	620	119	—	739

Total mortgage-backed securities	326,117	5,402	(2,841)	328,678

Total held-to-maturity	$481,340	$5,524	$(12,649)	$474,215

Total securities	$501,240	$5,524	$(12,745)	$494,019

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Amortized cost	$425,904	$481,340
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	2,068	1,424

Carrying value	$414,625	$469,417

There were no realized gains or losses on the sale of securities for the three and six months ended June 30, 2015. Net realized gains on the sale of securities for both the three and six months ended June 30, 2014 were $348,000.

The amortized cost and estimated fair value of investment securities at June 30, 2015 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2015, corporate debt securities with an amortized cost and estimated fair value of $55.0 million and $47.3 million, respectively, were callable prior to the maturity date.

June 30, 2015	Amortized Cost	Estimated Fair Value
Less than one year	$34,038	$34,076
Due after one year through five years	71,943	72,189
Due after five years through ten years	340	338
Due after ten years	55,000	47,250

	$161,321	$153,853

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at June 30, 2015 and December 31, 2014, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At June 30, 2015
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held-to-maturity:
Investment securities:
U.S. agency obligations	$—	$—	$5,059	$(2)	$5,059	$(2)
State and municipal obligations	1,746	(5)	1,029	(4)	2,775	(9)
Corporate debt securities	—	—	47,250	(7,750)	47,250	(7,750)

Total investment securities	1,746	(5)	53,338	(7,756)	55,084	(7,761)

Mortgage-backed securities:
FHLMC	9,832	(10)	74,779	(1,270)	84,611	(1,280)
FNMA	22,040	(119)	38,438	(812)	60,478	(931)

Total mortgage-backed securities	31,872	(129)	113,217	(2,082)	145,089	(2,211)

Total held-to-maturity	$33,618	$(134)	$166,555	$(9,838)	$200,173	$(9,972)

Total securities	$33,618	$(134)	$166,555	$(9,838)	$200,173	$(9,972)

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$19,804	$(96)	$—	$—	$19,804	$(96)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$15,134	$(9)	$25,409	$(41)	$40,543	$(50)
State and municipal obligations	947	(1)	1,827	(7)	2,774	(8)
Corporate debt securities	—	—	45,250	(9,750)	45,250	(9,750)

Total investment securities	16,081	(10)	72,486	(9,798)	88,567	(9,808)

Mortgage-backed securities:
FHLMC	9,155	(34)	96,975	(1,625)	106,130	(1,659)
FNMA	—	—	64,932	(1,182)	64,932	(1,182)

Total mortgage-backed securities	9,155	(34)	161,907	(2,807)	171,062	(2,841)

Total held-to-maturity	$25,236	$(44)	$234,393	$(12,605)	$259,629	$(12,649)

Total securities	$45,040	$(140)	$234,393	$(12,605)	$279,433	$(12,745)

At June 30, 2015, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$13,006	Ba1/BB
Chase Capital	10,000	8,625	Baa2/BBB-
Wells Fargo Capital	5,000	4,344	A1/BBB+
Huntington Capital	5,000	4,025	Baa2/BB
Keycorp Capital	5,000	4,225	Baa2/BB+
PNC Capital	5,000	4,450	Baa1/BBB-
State Street Capital	5,000	4,338	A3/BBB
SunTrust Capital	5,000	4,237	Baa3/BB+

	$55,000	$47,250

At June 30, 2015, the estimated fair value of each corporate debt security was below cost. However, the estimated fair value of the corporate debt securities increased as compared to December 31, 2014. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A1 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at June 30, 2015. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at June 30, 2015.

Note 4. Loans Receivable, Net

Loans receivable, net at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Real estate:
One-to-four family	$747,962	$737,889
Commercial real estate, multi family and land	698,286	649,951
Residential construction	52,428	47,552
Consumer	192,351	199,349
Commercial and industrial	111,229	83,946

Total loans	1,802,256	1,718,687
Loans in process	(16,073)	(16,731)
Deferred origination costs, net	3,230	3,207
Allowance for loan losses	(16,534)	(16,317)

Loans receivable, net	$1,772,879	$1,688,846

At June 30, 2015 and December 31, 2014, loans in the amount of $20,905,000 and $18,307,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $3,320,000 at June 30, 2015. The amount of foreclosed residential real estate property held by the Company was $3,313,000 at June 30, 2015.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At June 30, 2015, the impaired loan portfolio totaled $43,558,000 for which there was a specific allocation in the allowance for loan losses of $2,106,000. At December 31, 2014, the impaired loan portfolio totaled $36,979,000 for which there was a specific allocation in the allowance for loan losses of $2,161,000. The average balance of impaired loans for the three and six months ended June 30, 2015 was $42,584,000 and $39,764,000, respectively and $42,835,000 and $42,402,000 respectively, for the same prior year periods.

An analysis of the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$16,419	$20,934	$16,317	$20,930
Provision charged to operations	300	275	675	805
Charge-offs	(331)	(419)	(689)	(1,158)
Recoveries	146	146	231	359

Balance at end of period	$16,534	$20,936	$16,534	$20,936

The following table presents an analysis of the allowance for loan losses for the three months ended June 30, 2015 and 2014 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014 (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$4,206	$9,300	$1,063	$767	$1,083	$16,419
Provision (benefit) charged to operations	(608)	(65)	81	918	(26)	300
Charge-offs	(68)	(15)	(248)	—	—	(331)
Recoveries	80	9	56	1	—	146

Balance at end of period	$3,610	$9,229	$952	$1,686	$1,057	$16,534

For the three months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$4,290	$11,413	$1,369	$1,044	$2,818	$20,934
Provision (benefit) charged to operations	207	(337)	80	128	197	275
Charge-offs	(205)	—	(204)	(10)	—	(419)
Recoveries	105	1	39	1	—	146

Balance at end of period	$4,397	$11,077	$1,284	$1,163	$3,015	$20,936

For the six months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$4,291	$8,935	$1,146	$863	$1,082	$16,317
Provision (benefit) charged to operations	(682)	388	175	819	(25)	675
Charge-offs	(123)	(103)	(463)	—	—	(689)
Recoveries	124	9	94	4	—	231

Balance at end of period	$3,610	$9,229	$952	$1,686	$1,057	$16,534

For the six months ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930
Provision (benefit) charged to operations	25	697	196	(171)	58	805
Charge-offs	(795)	—	(313)	(50)	—	(1,158)
Recoveries	308	9	41	1	—	359

Balance at end of period	$4,397	$11,077	$1,284	$1,163	$3,015	$20,936

June 30, 2015
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$33	$1,721	$—	$320	$—	$2,074
Collectively evaluated for impairment	3,577	7,508	952	1,366	1,057	14,460

Total ending allowance balance	$3,610	$9,229	$952	$1,686	$1,057	$16,534

Loans:
Loans individually evaluated for impairment	$12,935	$27,045	$2,328	$1,250	$—	$43,558
Loans collectively evaluated for impairment	787,455	671,241	190,023	109,979	—	1,758,698

Total ending loan balance	$800,390	$698,286	$192,351	$111,229	$—	$1,802,256

December 31, 2014
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$88	$1,741	$332	$—	$—	$2,161
Collectively evaluated for impairment	4,203	7,194	814	863	1,082	14,156

Total ending allowance balance	$4,291	$8,935	$1,146	$863	$1,082	$16,317

Loans:
Loans individually evaluated for impairment	$12,879	$21,165	$2,221	$714	$—	$36,979
Loans collectively evaluated for impairment	772,562	628,786	197,128	83,232	—	1,681,708

Total ending loan balance	$785,441	$649,951	$199,349	$83,946	$—	$1,718,687

A summary of impaired loans at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Impaired loans with no allocated allowance for loan losses	$32,218	$26,487
Impaired loans with allocated allowance for loan losses	11,340	10,492

	$43,558	$36,979

Amount of the allowance for loan losses allocated	$2,106	$2,161

At June 30, 2015, impaired loans include troubled debt restructuring loans of $31,450,000 of which $27,618,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2014, impaired loans include troubled debt restructuring loans of $23,493,000 of which $21,462,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of June 30, 2015 and December 31, 2014 and for the three months ended June 30, 2015 and 2014 follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of June 30, 2015
With no related allowance recorded:
Residential real estate	$13,094	$12,674	$—
Commercial real estate	16,591	16,513	—
Consumer	2,813	2,328	—
Commercial and industrial	703	703	—

	$33,201	$32,218	$—

With an allowance recorded:
Residential real estate	$295	$261	$65
Commercial real estate	10,592	10,532	1,721
Consumer	—	—	—
Commercial and industrial	547	547	320

	$11,434	$11,340	$2,106

As of December 31, 2014
With no related allowance recorded:
Residential real estate	$12,351	$11,931	$—
Commercial real estate	12,174	12,142	—
Consumer	2,243	1,700	—
Commercial and industrial	714	714	—

	$27,482	$26,487	$—

With an allowance recorded:
Residential real estate	$948	$948	$88
Commercial real estate	9,023	9,023	1,741
Consumer	521	521	332
Commercial and industrial	—	—	—

	$10,492	$10,492	$2,161

	Three months ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$13,724	$144	$17,707	$169
Commercial real estate	15,182	97	8,046	20
Consumer	2,255	30	2,141	20
Commercial and industrial	707	—	276	3

	$31,868	$271	$28,170	$212

With an allowance recorded:
Residential real estate	$263	$3	$1,259	$15
Commercial real estate	10,087	19	12,721	26
Consumer	—	—	685	11
Commercial and industrial	366	2	—	—

	$10,716	$24	$14,665	$52

	Six months ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$12,775	$294	$17,608	$317
Commercial real estate	13,626	169	7,526	70
Consumer	2,201	59	2,161	41
Commercial and industrial	709	—	277	5

	$29,311	$522	$27,572	$433

With an allowance recorded:
Residential real estate	$262	$6	$1,264	$31
Commercial real estate	10,008	42	12,888	63
Consumer	—	—	678	21
Commercial and industrial	183	2	—	—

	$10,453	$50	$14,830	$115

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Residential real estate	$4,288	$3,115
Commercial real estate	14,601	12,758
Consumer	1,901	1,877
Commercial and industrial	115	557

	$20,905	$18,307

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2015
Residential real estate	$4,797	$1,846	$3,204	$9,847	$790,543	$800,390
Commercial real estate	1,374	—	14,601	15,975	682,311	698,286
Consumer	263	323	1,608	2,194	190,157	192,351
Commercial and industrial	—	—	115	115	111,114	111,229

	$6,434	$2,169	$19,528	$28,131	$1,774,125	$1,802,256

December 31, 2014
Residential real estate	$7,365	$1,695	$1,619	$10,679	$774,762	$785,441
Commercial real estate	119	—	12,758	12,877	637,074	649,951
Consumer	845	232	1,833	2,910	196,439	199,349
Commercial and industrial	—	—	557	557	83,389	83,946

	$8,329	$1,927	$16,767	$27,023	$1,691,664	$1,718,687

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2015
Commercial real estate	$650,776	$24,264	$23,246	$—	$698,286
Commercial and industrial	106,551	1,867	2,811	—	111,229

	$757,327	$26,131	$26,057	$—	$809,515

December 31, 2014
Commercial real estate	$611,987	$12,684	$25,280	$—	$649,951
Commercial and industrial	82,693	173	1,080	—	83,946

	$694,680	$12,857	$26,360	$—	$733,897

For residential, consumer and small business loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2015 and December 31, 2014 (in thousands):

	Residential Real Estate
	Residential	Consumer
June 30, 2105
Performing	$796,102	$190,450
Non-performing	4,288	1,901

	$800,390	$192,351

December 31, 2014
Performing	$782,326	$197,472
Non-performing	3,115	1,877

	$785,441	$199,349

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Included in the non-accrual loan total at June 30, 2015 and December 31, 2014 were $3,832,000 and $2,031,000, respectively, of troubled debt restructurings. At June 30, 2015 and December 31, 2014, the Company has allocated $482,000 and $419,000, respectively, of specific reserves to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at June 30, 2015 and December 31, 2014, which totaled $27,618,000 and $21,462,000, respectively. In the second quarter of 2015, the Bank restructured a commercial real estate loan with an outstanding balance of $3.9 million by extending the term and lowering the monthly repayment amount. The interest rate was unchanged. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2015 and 2014, and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2015
Troubled Debt Restructurings:
Residential real estate	2	$268	$231
Commercial real estate	1	3,939	3,939
Consumer	4	259	243

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2015
Troubled Debt Restructurings:
Residential real estate	4	$517	$480
Commercial real estate	3	6,033	5,944
Consumer	8	395	379

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2014
Troubled Debt Restructurings:
Residential real estate	1	$358	$358
Consumer	3	93	97

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2014
Troubled Debt Restructurings:
Residential real estate	4	$882	$805
Consumer	5	168	171

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

Note 5. Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations was $1.0 million at June 30, 2015, unchanged from December 31, 2014 and was $1.3 million at June 30, 2014 a decrease of $163,000 from December 31, 2013 due to realized losses. The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The reserve is included in other liabilities in the accompanying statements of financial condition.

At June 30, 2015, and December 31, 2014, there were no outstanding loan repurchase requests.

Note 6. Deposits

The major types of deposits at June 30, 2015 and December 31, 2014 were as follows (in thousands):

Type of Account	June 30, 2015	December 31, 2014
Non-interest-bearing	$328,175	$279,944
Interest-bearing checking	794,310	836,120
Money market deposit	123,017	95,663
Savings	306,079	301,190
Time deposits	210,094	207,218

Total deposits	$1,761,675	$1,720,135

Included in time deposits at June 30, 2015 and December 31, 2014, is $73,900,000 and $64,416,000, respectively, in deposits of $100,000 and over.

Note 7. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this standard in the first quarter of 2015 did not to have a material impact on the Company’s consolidated financial statements.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2015. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
June 30, 2015	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$30,030	$—	$30,030	$—
Items measured on a non-recurring basis:
Other real estate owned	3,357	—	—	3,357
Loans measured for impairment based on the fair value of the underlying collateral	13,093	—	—	13,093

		Fair Value Measurements at Reporting Date Using:
December 31, 2014	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$19,804	$—	$19,804	$—
Items measured on a non-recurring basis:
Other real estate owned	4,664	—	—	4,664
Loans measured for impairment based on the fair value of the underlying collateral	11,675	—	—	11,675

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of June 30, 2015 and December 31, 2014 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
June 30, 2105	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$40,359	$40,359	$—	$—
Securities held-to-maturity	414,625	—	420,409	—
Federal Home Loan Bank of New York stock	18,740	—	—	18,740
Loans receivable and mortgage loans held for sale	1,774,333	—	—	1,785,437
Financial Liabilities:
Deposits other than time deposits	1,551,581	—	1,551,581	—
Time deposits	210,094	—	211,369	—
Securities sold under agreements to repurchase with retail customers	71,687	71,687	—	—
Federal Home Loan Bank advances and other borrowings	323,116	—	323,536	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2014	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$36,117	$36,117	$—	$—
Securities held-to-maturity	469,417	—	474,215	—
Federal Home Loan Bank of New York stock	19,170	—	—	19,170
Loans receivable and mortgage loans held for sale	1,693,047	—	—	1,709,819
Financial Liabilities:
Deposits other than time deposits	1,512,917	—	1,512,917	—
Time deposits	207,218	—	208,651	—
Securities sold under agreements to repurchase with retail customers	67,812	67,812	—	—
Federal Home Loan Bank advances and other borrowings	332,738	—	332,432	—

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

Note 9. Subsequent Events

On July 31, 2015 the Company closed on the acquisition of Colonial American Bank (“Colonial”) headquartered in Middletown, New Jersey, in an all stock transaction valued at approximately $11.9 million. Each outstanding share of Colonial common stock and preferred stock was exchanged for 0.3658 shares of the Company’s common stock for a total issuance of 660,098 shares.

Colonial operates two full service banking offices in Middletown and Shrewsbury, New Jersey with total assets of $143.2 million, including $125.8 million in total loans and $127.5 million in total deposits as of June 30, 2015. The combined institution will have 26 offices serving the central New Jersey market.

Additionally, on July 31, 2015, the Bank executed an agreement to purchase an existing retail branch with total deposits of $24.6 million and core deposits of $20.2 million located in the Toms River market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2015	0	$0	0	0
May 1, 2015 through May 31, 2015	104,317	17.10	104,317	403,938
June 1, 2015 through June 30, 2015	45,480	17.30	45,480	358,458

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: August 7, 2015	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

DATE: August 7, 2015	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	38

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.