Form 10-Q
period 2015-09-30
OCEANFIRST FINANCIAL CORP
filed 2015-11-06
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of November 2, 2015 there were 17,280,057 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	September 30, 2015	June 30, 2015	September 30, 2014

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,557,898	$2,395,100	$2,308,701
Loans receivable, net	1,938,972	1,772,879	1,632,026
Deposits	1,967,771	1,761,675	1,781,227
Stockholders’ equity	234,688	221,535	218,650

SELECTED OPERATING DATA:

Net interest income	19,575	18,433	18,100
Provision for loan losses	300	300	1,000
Other income	4,152	4,171	5,286
Operating expenses	16,147	14,392	14,431
Net income	4,698	5,133	5,165
Diluted earnings per share	0.28	0.31	0.31

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	13.58	13.25	12.77
Tangible stockholders’ equity per common share (1)	13.46	13.25	12.77
Cash dividend per share	0.13	0.13	0.12
Stockholders’ equity to total assets	9.18%	9.25%	9.47%
Tangible stockholders’ equity to total tangible assets (1)	9.10	9.25	9.47
Return on average assets (2) (3)	0.75	0.86	0.88
Return on average stockholders’ equity (2) (3)	8.02	9.29	9.50
Return on average tangible stockholders’ equity (1) (2) (3)	8.07	9.29	9.50
Net interest rate spread	3.16	3.15	3.18
Net interest margin	3.26	3.23	3.27
Operating expenses to average assets (2) (3)	2.56	2.40	2.47
Efficiency ratio (3)	68.05	63.67	61.71

ASSET QUALITY:

Non-performing loans	$24,394	$20,905	$18,392
Non-performing assets	27,656	24,262	24,858
Allowance for loan losses as a percent of total loans receivable	0.85%	0.92%	0.98%
Allowance for loan losses as a percent of total non-performing loans	68.21	79.09	88.68
Non-performing loans as a percent of total loans receivable	1.24	1.16	1.11
Non-performing assets as a percent of total assets	1.08	1.01	1.08

Wealth Management
Assets under administration	$205,087	$216,533	$224,421

(1)	Tangible stockholders’ equity at September 30, 2015 is calculated by excluding intangible assets relating to goodwill ($1,845,000) and core deposit intangible ($269,000).
(2)	Ratios are annualized.
(3)	Performance ratios for September 30, 2015 include the adverse impact of non-recurring merger related expenses of $1,030,000, or $714,000 net of tax benefit.

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

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company’s quarterly net interest margin has stabilized over the last year. The Company has mitigated the adverse impact of low absolute levels of interest rates by growing commercial loans, resulting in a shift in asset mix from lower-yielding securities into higher-yielding loans. Based upon current economic conditions, characterized by moderate growth and low inflation, interest rates may remain at, or close to, historically low levels with increases in the Federal funds rate expected to be gradual. The continuation of the low interest rate environment may have an adverse impact on the Company’s net interest margin in future periods.

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded moderately in 2014 and continues to show modest growth again in 2015. Labor market conditions improved as the national and local unemployment rates in the first nine months of 2015 both decreased compared to prior year levels, while measures of inflation remain subdued.

Highlights of the Company’s financial results and corporate activities for the three and nine months ended September 30, 2015 were as follows:

On July 31, 2015, the Company completed its acquisition of Colonial American Bank (“Colonial”), which added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits, and strengthens the Bank’s position in the attractive Monmouth County, New Jersey marketplace by adding offices in Middletown and Shrewsbury, New Jersey. Colonial’s results of operations for August and September are included in the consolidated results for the quarter. The results of operations for the three and nine months ended September 30, 2015 included non-recurring merger related expenses which decreased net income, net of tax benefit, by $714,000 and $904,000, respectively, which reduced diluted earnings per share by $0.04 and $0.06, respectively.

A commercial loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. Additionally, during the quarter the Bank opened a new branch in Jackson Township. This branch operates with a smaller staff by handling sales and complex transactions with universal bankers, while routine teller transactions are handled through “Personal Teller Machines”, an advanced technology where a live team member in a remote location performs transactions for multiple Personal Teller Machines. Additionally, on July 31, 2015, the Bank executed an agreement to purchase an existing retail branch with total deposits of $24.6 million and core deposits (all deposits except time deposits) of $20.2 million located in the Toms River market. The purchase recently received regulatory approval and is expected to close in the first quarter of 2016.

Total assets increased to $2.558 billion at September 30, 2015, from $2.357 billion at December 31, 2014, primarily due to $142.4 million of assets from the Colonial acquisition. Loans receivable, net increased $250.1 million at September 30, 2015, as compared to December 31, 2014, which included $121.2 million of loans acquired from Colonial. Excluding Colonial, commercial loans increased $106.9 million at September 30, 3015, as compared to December 31, 2014, an annualized growth rate of 19.4%. Deposits increased by $247.6 million at September 30, 2015, as compared to December 31, 2014, which included $123.3 million of deposits acquired from Colonial. Excluding Colonial, the deposit increase included $60.7 million of business deposits, demonstrating the value of relationship based lending.

Net income for the three months ended September 30, 2015, was $4.7 million, or $0.28 per diluted share, as compared to net income of $5.2 million, or $0.31 per diluted share, for the corresponding prior year period. Net income for the three months ended September 30, 2015 includes non-recurring merger related expenses, net of tax benefit, of $714,000, which reduced diluted earnings per share by $0.04. Excluding the non-recurring merger related expenses, the increase in diluted earnings per share over the previous year period was primarily due to higher net interest income and lower provision for loan losses, partly offset by a reduction in other income and higher operating expenses.

Net interest income for the three months ended September 30, 2015 increased to $19.6 million, as compared to $18.1 million for the corresponding prior year period reflecting an increase in interest-earning assets of $181.9 million, which included $86.4 million from the acquisition of Colonial.

Other income decreased to $4.2 million for the three months ended September 30, 2015, as compared to $5.3 million in same prior year period. The decrease was primarily due to a recognized gain on sale of equity securities of $591,000 in the prior year period compared to no gain in the current period, lower fees and service charges and lower loan servicing income. The decrease in loan servicing income was due to the sale of servicing rights on a majority of residential mortgage loans serviced for the Federal agencies and was accompanied by a comparable decrease in operating expenses. Operating expenses, excluding merger related expenses, increased $686,000 for the three months ended September 30, 2015, as compared to the same prior year period due to higher compensation and employee benefits relating to higher salary expense associated with personnel increases in commercial lending, the Colonial acquisition and the opening of two new branches.

The Company remains well-capitalized with a tangible common equity ratio of 9.10% at September 30, 2015. On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. At September 30, 2015, there were 244,804 shares available for repurchase.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2015 and 2014. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2015			2014
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$55,047	$17	0.12%	$56,523	$17	0.12%
Securities (1) and FHLB stock	468,707	1,977	1.69	529,116	2,181	1.65
Loans receivable, net (2)	1,875,458	19,976	4.26	1,631,680	17,944	4.40

Total interest-earning assets	2,399,212	21,970	3.66	2,217,319	20,142	3.63

Non-interest-earning assets	122,269			117,509

Total assets	$2,521,481			$2,334,828

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,319,106	383	0.12	$1,279,313	262	0.08
Time deposits	244,325	779	1.28	213,627	748	1.40

Total	1,563,431	1,162	0.30	1,492,940	1,010	0.27
Borrowed funds	355,639	1,233	1.39	325,897	1,032	1.27

Total interest-bearing liabilities	1,919,070	2,395	0.50	1,818,837	2,042	0.45

Non-interest-bearing deposits	354,411			279,144
Non-interest-bearing liabilities	13,827			19,436

Total liabilities	2,287,308			2,117,417
Stockholders’ equity	234,173			217,411

Total liabilities and stockholders’ equity	$2,521,481			$2,334,828

Net interest income		$19,575			$18,100

Net interest rate spread (3)			3.16%			3.18%

Net interest margin (4)			3.26%			3.27%

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015			2014
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$37,409	$29	0.10%	$37,572	$27	0.10%
Securities (1) and FHLB stock	489,671	6,133	1.67	547,983	7,038	1.71
Loans receivable, net (2)	1,781,023	56,553	4.23	1,592,864	52,720	4.41

Total interest-earning assets	2,308,103	62,715	3.62	2,178,419	59,785	3.66

Non-interest-earning assets	115,577			117,313

Total assets	$2,423,680			$2,295,732

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Transaction deposits	$1,290,891	859	0.09	$1,286,412	873	0.09
Time deposits	220,827	2,225	1.34	214,821	2,219	1.38

Total	1,511,718	3,084	0.27	1,501,233	3,092	0.27
Borrowed funds	352,743	3,490	1.32	313,519	2,369	1.01

Total interest-bearing liabilities	1,864,461	6,574	0.47	1,814,752	5,461	0.40

Non-interest-bearing deposits	319,797			247,469
Non-interest-bearing liabilities	14,407			16,895

Total liabilities	2,198,665			2,079,116
Stockholders’ equity	225,015			216,616

Total liabilities and stockholders’ equity	$2,423,680			$2,295,732

Net interest income		$56,141			$54,324

Net interest rate spread (3)			3.15%			3.26%

Net interest margin (4)			3.24%			3.33%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased by $201.2 million to $2.558 billion at September 30, 2015, from $2.357 billion at December 31, 2014, primarily due to $142.4 million of total assets from the Colonial acquisition. Securities, in the aggregate, decreased by $66.2 million, to $423.0 million at September 30, 2015, as compared to $489.2 million at December 31, 2014. Loans receivable, net, increased by $250.1 million, to $1.939 billion at September 30, 2015, from $1.689 billion at December 31, 2014, primarily due to $121.2 million of loans acquired from Colonial, growth in commercial loans (excluding Colonial) of $106.9 million and the purchase of two pools of performing, locally originated, one-to-four family, non-conforming mortgage loans for $22.0 million. As part of the Colonial acquisition, the Company has outstanding goodwill and core deposit intangible at September 30, 2015 of $1.8 million and $269,000, respectively.

Deposits increased by $247.6 million, to $1.968 billion at September 30, 2015, from $1.720 billion at December 31, 2014, primarily due to $123.3 million acquired from Colonial. Excluding Colonial, business deposits increased $60.7 million, demonstrating the value of relationship based lending. The deposit growth contributed to a decrease in FHLB advances of $72.2 million, to $233.0 million at September 30, 2015, from $305.2 million at December 31, 2014.

Stockholders’ equity increased to $234.7 million at September 30, 2015, as compared to $218.3 million at December 31, 2014, due to stock consideration of $11.8 million issued for the purchase of Colonial and net income for the period, partly offset by the repurchase of 373,594 shares of common stock for $6.5 million (average cost per share of $17.28) and the cash dividend on common stock of $6.5 million. At September 30, 2015, there were 244,804 shares available for repurchase under the stock repurchase program adopted in July of 2014.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and September 30, 2014

General

Net income for the three and nine months ended September 30, 2015 was $4.7 million and $15.1 million, or $0.28 per diluted share and $0.90 per diluted share, respectively, as compared to net income of $5.2 million and $15.0 million, respectively, or $0.31 per diluted share and $0.89 per diluted share, respectively, for the corresponding prior year periods. Net income for the three and nine months ended September 30, 2015 includes non-recurring merger related expenses, net of tax benefit, of $714,000 and $904,000, respectively, which reduced diluted earnings per share by $0.04 and $0.06, respectively. Excluding the non-recurring merger related expenses, the increases in diluted earnings per share over the previous year periods were primarily due to higher net interest income and lower provisions for loan losses, partly offset by a reduction in other income and, for the three months ended September 30, 2015, higher operating expenses.

Interest Income

Interest income for the three and nine months ended September 30, 2015 increased to $22.0 million and $62.7 million, respectively, as compared to $20.1 million and $59.8 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased $181.9 million and $129.7 million, respectively, for the three and nine months ended September 30, 2015, as compared to the same prior year periods benefiting from the interest-earning assets acquired from Colonial which averaged $86.4 million and $29.1 million, respectively, for the three and nine months ended September 30, 2015. The yield on average interest-earning assets increased to 3.66% for the three months ended September 30, 2015, as compared to 3.63% for the same prior year period. The yield on average interest-earning assets decreased to 3.62% for the nine months ended September 30, 2105, as compared to 3.66% for the same prior year period. The asset yield in both current year periods benefited from a shift in the mix of interest-earning assets as average loans receivable, net, increased $243.8 million and $188.2 million, respectively, for the three and nine months ended September 30, 2015, as compared to the same prior year periods, while average interest-earning securities decreased $60.4 million and $58.3 million, respectively, as compared to the same prior year periods.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015 was $2.4 million and $6.6 million, respectively, as compared to $2.0 million and $5.5 million, respectively, in the corresponding prior year periods. The cost of average interest-bearing liabilities increased to 0.50% and 0.47% for the three and nine months ended September 30, 2015, as compared to 0.45% and 0.40% in the same prior year periods as the Company extended its borrowed funds into longer-term maturities, which carry a higher cost, to better manage the Company’s interest rate risk. Since December 31, 2013, the Bank has extended $183.3 million of short-term funding into 3-5 year maturities, extending the weighted average maturity of term borrowings from 1.3 years to 3.1 years at September 30, 2015. The total cost of deposits (including non-interest bearing deposits) was 0.24% and 0.22% for the three and nine months ended September 30, 2015, as compared to 0.23% and 0.24% for the corresponding prior year periods.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2015 increased to $19.6 million and $56.1 million, respectively, as compared to $18.1 million and $54.3 million, respectively, in the same prior year periods, reflecting an increase in interest-earning assets, partly offset by a lower net interest margin. Average interest-earning assets increased $181.9 million and $129.7 million, respectively, for the three and nine months ended September 30, 2015, as compared to the same prior year periods. The net interest margin decreased to 3.26% and 3.24% for the three and nine months ended September 30, 2015, from 3.27% and 3.33%, respectively, for the same prior year periods. Current quarter and, to a lesser extent, year-to-date, 2015 yields and costs were impacted by fair value adjustments to interest-earning assets and interest-bearing liabilities acquired from Colonial as of the July 31, 2015 merger date.

Provision for Loan Losses

For the three and nine months ended September 30, 2015, the provision for loan losses was $300,000 and $975,000, respectively, as compared to $1.0 million and $1.8 million, respectively, for the corresponding prior year periods. Net charge-offs decreased to $196,000 and $654,000, respectively, for the three and nine months ended September 30, 2015, as compared to net charge-offs of $5.6 million and $6.4 million, respectively, in the corresponding prior year periods. In September 2014, the Company completed the bulk sale of certain non-performing residential mortgage loans which resulted in a total loan charge-off of $5.0 million. The provision exceeded the net charge-offs for both the three and nine months ended September 30, 2015 to account for loan growth. Non-performing loans increased by $3.5 million at September 30, 2015, as compared to June 30, 2015. All of the increase was related to two well-seasoned loans, a $1.4 million residential mortgage loan and a $2.3 million commercial real estate loan, for which there are no expected losses.

Other Income

For the three and nine months ended September 30, 2015, other income decreased to $4.2 million, and $12.3 million, respectively, as compared to $5.3 million and $14.0 million, respectively, in the same prior year periods. In the fourth quarter of 2014, the Company sold the servicing rights on a majority of the residential mortgage loans serviced by the Company for the Federal agencies, recognizing a gain of $408,000. Smaller, supplemental sales occurred in 2015 resulting in a gain of $111,000 for the nine months ended September 30, 2015. The sale of loan servicing caused a decrease of $164,000 and $507,000 in loan servicing income for the three and nine months ended September 30, 2015, respectively, as compared to the same prior year periods but also reduced operating expenses by similar amounts. For both the three and nine months ended September 30, 2014, the Company recognized gains of $591,000 and $938,000, respectively, on the sale of equity securities, as compared to no gains in the current year periods.

Operating Expenses

Operating expenses increased to $16.1 million and $44.3 million, respectively, for the three and nine months ended September 30, 2015, as compared to $14.4 million and $43.4 million, respectively, in the same prior year periods.

Operating expenses for the three and nine months ended September 30, 2015 include $1.0 million and $1.3 million, respectively, in non-recurring merger expenses relating to the acquisition of Colonial. Compensation and employee benefits expense increased $523,000 for the three months ended September 30, 2015, as compared to the same prior year period. The increase was primarily due to higher salary expense associated with personnel increases in commercial lending, the Colonial acquisition and the opening of two new branches. Compensation and employee benefits expenses for the nine months ended September 30, 2015 was $54,000 lower than the prior year period which included $196,000 in severance related expenses due to the Company’s strategic decision to improve efficiency in the residential mortgage loan area.

Provision for Income Taxes

The provision for income taxes was $2.6 million and $8.1 million, respectively, for the three and nine months ended September 30, 2015, as compared to $2.8 million and $8.1 million, respectively, for the corresponding prior year periods. The effective tax was 35.5% and 34.9%, respectively, for the three and nine months ended September 30, 2015, as compared to 35.1% for both prior year periods.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises.

At September 30, 2015, the Company had no outstanding overnight borrowings from the FHLB compared to $111.0 million outstanding at December 31, 2014. The Company utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $233.0 million and $305.2 million, respectively, at September 30, 2015 and December 31, 2014.

The Company’s cash needs for the nine months ended September 30, 2015 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of investment securities and to reduce borrowings. The Company’s cash needs for the nine months ended September 30, 2014 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sales of mortgage loans held for sale, proceeds from maturities of investment securities, the sale of investment securities available-for-sale, deposit growth and increased total borrowings. The cash was principally utilized for loan originations and the purchase of investment and mortgage-backed securities.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At September 30, 2015, outstanding undrawn lines of credit totaled $302.6 million; outstanding commitments to originate loans totaled $120.7 million; and outstanding commitments to sell loans totaled $5.9 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $113.1 million at September 30, 2015. Based upon historical experience management estimates that a significant portion of such time deposits will remain with the Company.

The Company has a detailed contingency funding plan and comprehensive reporting of funding trends on a monthly and quarterly basis which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios.

Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the nine months ended September 30, 2015, the Company repurchased 373,594 shares of common stock at a total cost of $6.5 million, compared with repurchases of 334,630 shares at a cost of $5.6 million for the nine months ended September 30, 2014. At September 30, 2015, there were 244,804 shares available to be repurchased under the stock repurchase program adopted in July of 2014.

Cash dividends on common stock declared and paid during the first nine months of 2015 were $6.5 million, as compared to $6.1 million in the same prior year period. On October 22, 2015, the Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share. The dividend is payable on November 13, 2015 to stockholders of record at the close of business on November 2, 2015.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and long-term debt. For the nine months ended September 30, 2015, the Company received dividend payments of $12.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At September 30, 2015, OceanFirst Financial Corp. held $20.1 million in cash.

As of September 30, 2015, the Bank exceeded all regulatory capital requirements as follows (in thousands):

	Actual		Required
	Amount	Ratio	Amount	Ratio

Tier 1 leverage	$227,087	8.91%	$101,944	4.00%
Common Equity Tier 1	227,087	12.67	80,656	4.50
Tier 1 Capital	227,087	12.67	107,541	6.00
Total Capital	243,803	13.60	143,388	8.00

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

At September 30, 2015, the Company maintained tangible common equity of $232.6 million, for a tangible common equity to assets ratio of 9.10%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $5.9 million.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2015 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$338,499	$90,026	$103,862	$122,111	$22,500
Commitments to Fund Undrawn Lines of Credit	302,635	302,635	—	—	—
Commitments to Originate Loans	120,697	120,697	—	—	—

Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments. The commitments to fund undrawn lines of credit primarily relate to commercial loans ($181.7 million), consumer loans ($106.8 million) and construction loans ($14.1 million) at September 30, 2015.

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Non-performing loans:
Real estate – one-to-four family	$5,481	$3,115
Commercial real estate	17,057	12,758
Consumer	1,741	1,877
Commercial and industrial	115	557

Total non-performing loans	24,394	18,307
Other real estate owned	3,262	4,664

Total non-performing assets	$27,656	$22,971

Purchased credit impaired (“PCI”) loans	$1,019	$—

Delinquent loans 30-89 days	$8,025	$8,960

Allowance for loan losses as a percent of total loans receivable	0.85%	0.95%
Allowance for loan losses as a percent of total non-performing loans	68.21	89.13
Non-performing loans as a percent of total loans receivable	1.24	1.06
Non-performing assets as a percent of total assets	1.08	0.97

The increase in non-performing loans was primarily related to two well-seasoned loans, a $1.4 million residential mortgage and a $2.3 million commercial real estate loan, for which there are no expected losses. Included in the non-performing loan total at September 30, 2015 was $3.8 million of troubled debt restructured loans, as compared to $2.0 million of troubled debt restructured loans at December 31, 2014. The increase was primarily due to one restructured commercial real estate loan which was previously performing. Non-performing loans are concentrated in commercial real estate, which comprise 69.9% of the total at September 30, 2015. Non-performing loans do not include $1.0 million of purchased credit impaired loans acquired from Colonial. At September 30, 2015, the allowance for loan losses totaled $16.6 million, or 0.85% of total loans, compared with $16.3 million or 0.95% of total loans at December 31, 2014. The decline in the loan coverage ratio was largely a function of Colonial loans, which under purchase accounting requirements, were acquired at fair value, with no corresponding allowance.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	September 30, 2015	December 31, 2014
Special Mention	$20,372	$19,017
Substandard	37,508	34,937

The largest non-performing and Substandard loan relationship consists of two commercial real estate loans to a hotel, golf and banquet facility located in New Jersey for $6.2 million, criticized due to delinquent payments, continual losses and covenant violations. The bankruptcy court recently approved the Bank taking possession of all collateral in the fourth quarter at which time the loan will be reclassified to other real estate owned and other assets. A reserve has previously been established which reflects the best current estimate of the fair value of the collateral. The largest Special Mention loan relationship consists of a commercial real estate loan to a local fitness facility for $3.9 million. The loan is classified due to operating shortfalls in previous years but is performing as part of a restructuring agreement which extended the term of the loan.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses, the reserve for repurchased loans and loss sharing obligations, and judgments regarding securities and goodwill impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. Goodwill will be evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2015, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2015, the Company’s one-year gap was negative 0.59% as compared to negative 2.73% at December 31, 2014.

At September 30, 2015	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$26,880	$—	$—	$—	$—	$26,880
Investment securities	65,425	34,809	42,185	5,849	340	148,608
Mortgage-backed securities	29,694	46,353	85,461	65,104	58,515	285,127
FHLB stock	—	—	—	—	15,970	15,970
Loans receivable (2)	330,496	409,128	547,795	359,286	307,995	1,954,700

Total interest-earning assets	452,495	490,290	675,441	430,239	382,820	2,431,285

Interest-bearing liabilities:
Money market deposit accounts	28,711	10,279	29,771	24,367	58,529	151,657
Savings accounts	71,153	23,706	52,590	39,865	122,695	310,009
Interest-bearing checking accounts	518,050	47,823	100,589	79,974	137,504	883,940
Time deposits	43,233	101,671	52,465	61,303	1,414	260,086
FHLB advances	5,621	1,412	103,862	122,111	—	233,006
Securities sold under agreements to repurchase and other borrowings	105,493	—	—	—	—	105,493

Total interest-bearing liabilities	772,261	184,891	339,277	327,620	320,142	1,944,191

Interest sensitivity gap (3)	$(319,766)	$305,399	$336,164	$102,619	$62,678	$487,094

Cumulative interest sensitivity gap	$(319,766)	$(14,367)	$321,797	$424,416	$487,094	$487,094

Cumulative interest sensitivity gap as a percent of total interest- earning assets	(13.15)%	(0.59)%	13.24%	17.46%	20.03%	20.03%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2015 and December 31, 2014. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2014 Form 10-K.

	September 30, 2015					December 31, 2014
Economic Value of Equity				Net Interest Income		Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$259,443	(13.9)%	10.9%	$75,854	(3.3)%	$242,356	(12.9)%	11.0%	$68,025	(4.8)%
200	281,269	(6.6)	11.4	77,699	(0.9)	260,338	(6.4)	11.5	70,013	(2.0)
100	295,631	(1.9)	11.7	78,387	(0.0)	272,499	(2.1)	11.7	70,992	(0.6)
Static	301,217	—	11.7	78,418	—	278,222	—	11.7	71,420	—
(100)	295,308	(2.0)	11.2	74,133	(5.5)	275,644	(0.9)	11.3	67,779	(5.1)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$50,576	$36,117
Securities available-for-sale, at estimated fair value	30,108	19,804
Securities held-to-maturity, net (estimated fair value of $400,852 at September 30, 2015 and $474,215 at December 31, 2014)	392,932	469,417
Federal Home Loan Bank of New York stock, at cost	15,970	19,170
Loans receivable, net	1,938,972	1,688,846
Mortgage loans held for sale	2,306	4,201
Interest and dividends receivable	5,978	5,506
Other real estate owned	3,262	4,664
Premises and equipment, net	28,721	24,738
Servicing asset	639	701
Bank Owned Life Insurance	57,206	56,048
Deferred tax asset	18,298	15,594
Other assets	10,816	11,908
Core deposit intangible	269	—
Goodwill	1,845	—

Total assets	$2,557,898	$2,356,714

Liabilities and Stockholders’ Equity

Deposits	$1,967,771	$1,720,135
Securities sold under agreements to repurchase with retail customers	77,993	67,812
Federal Home Loan Bank advances	233,006	305,238
Other borrowings	27,500	27,500
Advances by borrowers for taxes and insurance	7,808	6,323
Other liabilities	9,132	11,447

Total liabilities	2,323,210	2,138,455

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,276,677 and 16,901,653 shares outstanding at September 30, 2015 and December 31, 2014, respectively	336	336
Additional paid-in capital	269,332	265,260
Retained earnings	226,115	217,714
Accumulated other comprehensive loss	(6,326)	(7,109)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,116)	(3,330)
Treasury stock, 16,290,095 and 16,665,119 shares at September 30, 2015 and December 31, 2014, respectively	(251,653)	(254,612)
Common stock acquired by Deferred Compensation Plan	(311)	(304)
Deferred Compensation Plan Liability	311	304

Total stockholders’ equity	234,688	218,259

Total liabilities and stockholders’ equity	$2,557,898	$2,356,714

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest income:
Loans	$19,976	$17,944	$56,553	$52,720
Mortgage-backed securities	1,460	1,642	4,602	5,136
Investment securities and other	534	556	1,560	1,929

Total interest income	21,970	20,142	62,715	59,785

Interest expense:
Deposits	1,162	1,010	3,084	3,092
Borrowed funds	1,233	1,032	3,490	2,369

Total interest expense	2,395	2,042	6,574	5,461

Net interest income	19,575	18,100	56,141	54,324

Provision for loan losses	300	1,000	975	1,805

Net interest income after provision for loan losses	19,275	17,100	55,166	52,519

Other income:
Bankcard services revenue	929	914	2,611	2,603
Wealth management revenue	501	579	1,657	1,727
Fees and service charges	2,091	2,379	6,042	6,484
Loan servicing income	75	239	186	693
Net gain on sale of loan servicing	—	—	111	—
Net gain on sales of loans available-for-sale	260	226	637	577
Net gain on sale of investment securities available-for-sale	—	591	—	938
Net loss from other real estate operations	(59)	(24)	(111)	(164)
Income from Bank Owned Life Insurance	348	382	1,158	1,097
Other	7	—	18	2

Total other income	4,152	5,286	12,309	13,957

Operating expenses:
Compensation and employee benefits	8,269	7,746	23,508	23,562
Occupancy	1,508	1,327	4,204	4,154
Equipment	951	879	2,562	2,403
Marketing	398	294	1,087	1,436
Federal deposit insurance	541	534	1,545	1,618
Data processing	1,193	1,111	3,382	3,168
Check card processing	490	518	1,388	1,458
Professional fees	390	704	1,324	1,602
Other operating expense	1,369	1,318	4,005	3,967
Amortization of core deposit intangible	8	—	8	—
Merger related expenses	1,030	—	1,264	—

Total operating expenses	16,147	14,431	44,277	43,368

Income before provision for income taxes	7,280	7,955	23,198	23,108
Provision for income taxes	2,582	2,790	8,105	8,120

Net income	$4,698	$5,165	$15,093	$14,988

Basic earnings per share	$0.28	$0.31	$0.91	$0.89

Diluted earnings per share	$0.28	$0.31	$0.90	$0.89

Average basic shares outstanding	16,733	16,623	16,522	16,748

Average diluted shares outstanding	16,953	16,704	16,746	16,865

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net income	$4,698	$5,165	$15,093	$14,988
Other comprehensive income:
Unrealized gain (loss) on securities (net of tax expense of $(27) and $(125) in 2015 and tax benefit of $100 and $386 in 2014)	40	(144)	181	(558)
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $152 and $415 in 2015 and $142 and $375 in 2014, respectively)	221	206	602	542
Reclassification adjustment for gains included in net income (net of tax expense of $241 and $383 in 2014)	—	(349)	—	(554)

Total comprehensive income	$4,959	$4,878	$15,876	$14,418

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

Nine months ended September 30, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2013	$—	$336	$263,319	$206,201	$(6,619)	$(3,616)	$(245,271)	$(665)	$665	$214,350
Net income	—	—	—	14,988	—	—	—	—	—	14,988
Other comprehensive loss, net of tax	—	—	—	—	(570)	—	—	—	—	(570)
Tax benefit of stock plans	—	—	57	—	—	—	—	—	—	57
Stock awards	—	—	678	—	—	—	—	—	—	678
Treasury stock allocated to restricted stock plan	—	—	678	(99)	—	—	(579)	—	—	—
Purchased 334,630 shares of common stock	—	—	—	—	—	—	(5,562)	—	—	(5,562)
Allocation of ESOP stock	—	—	216	—	—	215	—	—	—	431
Cash dividend $0.36 per share	—	—	—	(6,071)	—	—	—	—	—	(6,071)
Exercise of stock options	—	—	—	(67)	—	—	416	—	—	349
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	363	(363)	—

Balance at September 30, 2014	$—	$336	$264,948	$214,952	$(7,189)	$(3,401)	$(250,996)	$(302)	$302	$218,650

Balance at December 31, 2014	$—	$336	$265,260	$217,714	$(7,109)	$(3,330)	$(254,612)	$(304)	$304	$218,259
Net income	—	—	—	15,093	—	—	—	—	—	15,093
Other comprehensive income, net of tax	—	—	—	—	783	—	—	—	—	783
Tax benefit of stock plans	—	—	13	—	—	—	—	—	—	13
Stock awards	—	—	985	—	—	—	—	—	—	985
Treasury stock allocated to restricted stock plan	—	—	1,215	(142)	—	—	(1,073)	—	—	—
Issued 660,998 treasury shares to finance acquisition	—	—	1,633	—	—	—	10,185	—	—	11,818
Purchased 373,594 shares of common stock	—	—	—	—	—	—	(6,457)	—	—	(6,457)
Allocation of ESOP stock	—	—	226	—	—	214	—	—	—	440
Cash dividend $0.39 per share	—	—	—	(6,496)	—	—	—	—	—	(6,496)
Exercise of stock options	—	—	—	(54)	—	—	304	—	—	250
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(7)	7	—

Balance at September 30, 2015	$—	$336	$269,332	$226,115	$(6,326)	$(3,116)	$(251,653)	$(311)	$311	$234,688

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$15,093	$14,988

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,370	2,161
Allocation of ESOP stock	440	431
Stock awards	985	678
Amortization of servicing asset	276	874
Net premium amortization in excess of discount accretion on securities	1,583	2,161
Net amortization of deferred costs and discounts on loans	86	61
Amortization of core deposit intangible	8	—
Provision for loan losses	975	1,805
Net gain on sale of other real estate owned	(84)	(151)
Net gain on sales of investment securities available-for-sale	—	(938)
Net gain on sales of loans	(637)	(577)
Proceeds from sales of mortgage loans held for sale	42,787	31,313
Mortgage loans originated for sale	(40,255)	(33,320)
Increase in value of Bank Owned Life Insurance	(1,158)	(1,097)
Increase in interest and dividends receivable	(50)	(199)
Decrease in other assets	1,858	136
Decrease in other liabilities	(2,624)	(3,368)

Total adjustments	6,560	(30)

Net cash provided by operating activities	21,653	14,958

Cash flows from investing activities:
Net increase in loans receivable	(107,916)	(76,194)
Purchase of loans receivable	(22,054)	(20,574)
Purchase of investment securities available-for-sale	(9,973)	(10,616)
Purchase of mortgage-backed securities held-to-maturity	—	(35,203)
Purchase of investment securities held-to-maturity	—	(5,003)
Proceeds from maturities of investment securities available-for-sale	—	5,706
Proceeds from sale of investment securities available-for-sale	—	7,713
Proceeds from maturities of investment securities held-to-maturity	35,861	25,001
Principal repayments on mortgage-backed securities held-to-maturity	46,791	42,148
Decrease (increase) in Federal Home Loan Bank of New York stock	3,514	(267)
Proceeds from sales of other real estate owned	1,722	2,366
Purchases of premises and equipment	(3,076)	(3,167)
Cash received, net of cash consideration paid for acquisition	3,703	—

Net cash used in investing activities	(51,428)	(68,090)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2015	2014
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$124,290	$34,464
Decrease in short-term borrowings	(107,619)	(91,651)
Proceeds from Federal Home Loan Bank advances	40,000	205,000
Repayments of Federal Home Loan Bank advances	(1,232)	(90,000)
Increase in advances by borrowers for taxes and insurance	1,485	245
Exercise of stock options	250	349
Purchase of treasury stock	(6,457)	(5,562)
Dividends paid	(6,496)	(6,071)
Tax benefit of stock plans	13	57

Net cash provided by financing activities	44,234	46,831

Net increase (decrease) in cash and due from banks	14,459	(6,301)

Cash and due from banks at beginning of period	36,117	33,958

Cash and due from banks at end of period	$50,576	$27,657

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,629	$5,197
Income taxes	7,862	9,001
Non-cash activities:
Loans charged-off, net	654	6,425
Transfer of loans receivable to other real estate owned	$—	$4,336

Acquisition:
Non-cash assets acquired:
Securities	$6,758	$—
Federal Home Loan Bank of New York stock	314	—
Loans	121,196	—
Other real estate owned	257	—
Deferred tax asset	3,244	—
Other assets	8,509	—
Goodwill and other intangible assets, net	2,122	—

Total non-cash assets acquired	$142,400	$—

Liabilities assumed:
Deposits	$123,346	$—
Federal Home Loan Bank advances	6,800	—
Other liabilities	309	—

Total liabilities assumed	$130,455	$—

Total consideration for acquisition	$11,945	$—

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for all of 2015. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Weighted average shares issued net of Treasury shares	17,146	17,132	16,954	17,261
Less: Unallocated ESOP shares	(374)	(407)	(382)	(416)
Unallocated incentive award shares and shares held by deferred compensation plan	(39)	(102)	(50)	(97)

Average basic shares outstanding	16,733	16,623	16,522	16,748
Add: Effect of dilutive securities:
Stock options	200	61	204	93
Shares held by deferred compensation plan	20	20	20	24

Average diluted shares outstanding	16,953	16,704	16,746	16,865

For the three months ended September 30, 2015 and 2014, antidilutive stock options and warrants of 1,064,000 and 781,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2015 and 2014, antidilutive stock options and warrants of 740,000 and 764,000, respectively, were excluded from earnings per share calculations.

Note 3. Business Combination

On July 31, 2015, the Company completed its acquisition of Colonial American Bank (“Colonial”), which after purchase accounting adjustments added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits. Total consideration paid for Colonial was $11.9 million, including cash consideration of $127,000 for outstanding warrants and for fractional shares. Colonial was merged with and into the Company’s subsidiary, OceanFirst Bank, as of the close of business on the date of acquisition.

The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Colonial, net of total consideration paid (in thousands):

	At July 31, 2015
	Colonial Book Value	Purchase Accounting Adjustments		Estimated Fair Value
Assets acquired:
Securities	$6,758	$—		$6,758
Loans	125,063	(3,867	)(1)	121,196
Allowance for loan losses	(1,578)	1,578		—
Other real estate owned	405	(148)		257
Deferred tax asset – recognition of net operating loss carryforward	—	2,292		2,292
– relating to purchase accounting adjustments	—	952		952
Other assets	8,823	—		8,823
Core deposit intangible	—	277		277
Goodwill	—	1,845		1,845

Total assets acquired	139,471	2,929		142,400

Liabilities assumed:
Deposits	123,103	243		123,346
Federal Home Loan Bank advances	6,800	—		6,800
Other liabilities	309	—		309

Total liabilities assumed	130,212	243		130,455

Net assets acquired	$9,259	$2,686		$11,945

(1)	Includes a general credit fair value deduction of $1,722,000; a fair value deduction on credit-impaired loans of $1,475,000; an interest rate fair value benefit of $980,000; and further credited by the write-off of Colonial’s capitalized loan origination costs of $1,650,000.

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.

Fair Value Measurement of Assets Assumed and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and liabilities assumed in the Colonial acquisition were as follow. Refer to Note 8, Fair Value Measurements, for a discussion of the fair value hierarchy.

Securities

The estimated fair values of the securities were calculated utilizing Level 2 inputs. The securities acquired are bought and sold in active markets. Prices for these instruments were obtained through security industry sources that actively participate in the buying and selling of securities.

Loans

The acquired loan portfolio was valued utilizing Level 3 inputs and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value. Specifically, the Company utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate loan fair value analysis; 2) general credit fair value adjustment; and 3) specific credit fair value adjustment.

To prepare the interest rate fair value analysis, loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by Company management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment.

The general credit fair value adjustment was calculated using a two part general credit fair value analysis; 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of experience with the originator’s underwriting process.

To calculate the specific credit fair value adjustment the Company reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

Deposits and Core Deposit Premium

Core deposit premium represents the value assigned to non-interest bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs.

Time deposits are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of time deposits represents the present value of the expected contractual payments discounted by market rates for similar time deposits and is valued utilizing Level 2 inputs.

Federal Home Loan Bank advances

These borrowings were short term in nature and no fair value adjustments were necessary.

Note 4. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	At September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$29,897	$211	$—	$30,108

Held-to-maturity:
Investment securities:
U.S. agency obligations	$55,338	$172	$(2)	$55,508
State and municipal obligations	8,373	25	(3)	8,395
Corporate debt securities	55,000	—	(6,928)	48,072

Total investment securities	118,711	197	(6,933)	111,975

Mortgage-backed securities:
FHLMC	126,187	867	(658)	126,396
FNMA	158,417	3,913	(476)	161,854
GNMA	523	104	—	627

Total mortgage-backed securities	285,127	4,884	(1,134)	288,877

Total held-to-maturity	$403,838	$5,081	$(8,067)	$400,852

Total securities	$433,735	$5,292	$(8,067)	$430,960

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Investment securities:
U.S. agency obligations	$19,900	$—	$(96)	$19,804

Held-to-maturity:
Investment securities:
U.S. agency obligations	$86,394	$97	$(50)	$86,441
State and municipal obligations	13,829	25	(8)	13,846
Corporate debt securities	55,000	—	(9 750)	45,250

Total investment securities	155,223	122	(9,808)	145,537

Mortgage-backed securities:
FHLMC	141,494	609	(1,659)	140,444
FNMA	184,003	4,674	(1,182)	187,495
GNMA	620	119	—	739

Total mortgage-backed securities	326,117	5,402	(2,841)	328,678

Total held-to-maturity	$481,340	$5,524	$(12,649)	$474,215

Total securities	$501,240	$5,524	$(12,745)	$494,019

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Amortized cost	$403,838	$481,340
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	2,441	1,424

Carrying value	$392,932	$469,417

There were no realized gains or losses on the sale of securities for the three and nine months ended September 30, 2015. Net realized gains on the sale of securities for the three and nine months ended September 30, 2014 were $591,000 and $938,000, respectively.

The amortized cost and estimated fair value of investment securities at September 30, 2015 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2015, corporate debt securities with an amortized cost and estimated fair value of $55.0 million and $48.1 million, respectively, were callable prior to the maturity date.

September 30, 2015	Amortized Cost	Estimated Fair Value

Less than one year	$45,234	$45,281
Due after one year through five years	48,034	48,388
Due after five years through ten years	340	342
Due after ten years	55,000	48,072

	$148,608	$142,083

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At September 30, 2015
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Held-to-maturity:
Investment securities:
U.S. agency obligations	$—	$—	$5,048	$(2)	$5,048	$(2)
State and municipal obligations	852	(2)	643	(1)	1,495	(3)
Corporate debt securities	—	—	48,072	(6,928)	48,072	(6,928)

Total investment securities	852	(2)	53,763	(6,931)	54,615	(6,933)

Mortgage-backed securities:
FHLMC	3,601	(10)	57,076	(648)	60,677	(658)
FNMA	—	—	24,777	(476)	24,777	(476)

Total mortgage-backed securities	3,601	(10)	81,853	(1,124)	85,454	(1,134)

Total held-to-maturity	$4,453	$(12)	$135,616	$(8,055)	$140,069	$(8,067)

Total securities	$4,453	$(12)	$135,616	$(8,055)	$140,069	$(8,067)

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available-for-sale:
Investment securities:
U.S. agency obligations	$19,804	$(96)	$—	$—	$19,804	$(96)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$15,134	$(9)	$25,409	$(41)	$40,543	$(50)
State and municipal obligations	947	(1)	1,827	(7)	2,774	(8)
Corporate debt securities	—	—	45,250	(9,750)	45,250	(9,750)

Total investment securities	16,081	(10)	72,486	(9,798)	88,567	(9,808)

Mortgage-backed securities:
FHLMC	9,155	(34)	96,975	(1,625)	106,130	(1,659)
FNMA	—	—	64,932	(1,182)	64,932	(1,182)

Total mortgage-backed securities	9,155	(34)	161,907	(2,807)	171,062	(2,841)

Total held-to-maturity	$25,236	$(44)	$234,393	$(12,605)	$259,629	$(12,649)

Total securities	$45,040	$(140)	$234,393	$(12,605)	$279,433	$(12,745)

At September 30, 2015, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$13,875	Ba1/BB+
Chase Capital	10,000	8,525	Baa2/BBB-
Wells Fargo Capital	5,000	4,282	A1/BBB+
Huntington Capital	5,000	4,188	Baa2/BB
Keycorp Capital	5,000	4,177	Baa2/BB+
PNC Capital	5,000	4,425	Baa1/BBB-
State Street Capital	5,000	4,350	A3/BBB
SunTrust Capital	5,000	4,250	Baa3/BB+

	$55,000	$48,072

At September 30, 2015, the estimated fair value of each corporate debt security was below cost. However, the estimated fair value of the corporate debt securities increased as compared to December 31, 2014. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A1 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at September 30, 2015. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Credit spreads have decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. The Company has historically not actively sold investment securities and has not utilized the securities portfolio as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at September 30, 2015.

Note 5. Loans Receivable, Net

Loans receivable, net at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Real estate:
One-to-four family	$786,915	$737,889
Commercial real estate, multi family and land	803,340	649,951
Residential construction	51,580	47,552
Consumer	194,306	199,349
Commercial and industrial	129,379	83,946

Total loans	1,965,520	1,718,687
Purchased credit-impaired (“PCI”) loans	1,019	—
Loans in process	(14,145)	(16,731)
Deferred origination costs, net	3,216	3,207
Allowance for loan losses	(16,638)	(16,317)

Loans receivable, net	$1,938,972	$1,688,846

At September 30, 2015 and December 31, 2014, loans in the amount of $24,394,000 and $18,307,000, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $2,852,000 at September 30, 2015. The amount of foreclosed residential real estate property held by the Company was $3,104,000 at September 30, 2015.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At September 30, 2015, the impaired loan portfolio totaled $45,573,000 for which there was a specific allocation in the allowance for loan losses of $2,400,000. At December 31, 2014, the impaired loan portfolio totaled $36,979,000 for which there was a specific allocation in the allowance for loan losses of $2,161,000. The average balance of impaired loans for the three and nine months ended September 30, 2015 was $46,211,000 and $40,909,000, respectively and $41,749,000 and $42,162,000, respectively, for the same prior year periods.

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Balance at beginning of period	$16,534	$20,936	$16,317	$20,930
Provision charged to operations	300	1,000	975	1,805
Charge-offs	(211)	(5,783)	(900)	(6,915)
Recoveries	15	157	246	490

Balance at end of period	$16,638	$16,310	$16,638	$16,310

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014, excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$3,610	$9,229	$952	$1,686	$1,057	$16,534
Provision (benefit) charged to operations	1,602	(892)	73	(101)	(382)	300
Charge-offs	(51)	—	(101)	(59)	—	(211)
Recoveries	—	10	3	2	—	15

Balance at end of period	$5,161	$8,347	$927	$1,528	$675	$16,638

For the three months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$4,397	$11,077	$1,284	$1,163	$3,015	$20,936
Provision (benefit) charged to operations	4,982	(2,510)	173	(123)	(1,522)	1,000
Charge-offs	(5,424)	(323)	(35)	(1)	—	(5,783)
Recoveries	152	—	4	1	—	157

Balance at end of period	$4,107	$8,244	$1,426	$1,040	$1,493	$16,310

For the nine months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$4,291	$8,935	$1,146	$863	$1,082	$16,317
Provision (benefit) charged to operations	920	(504)	249	717	(407)	975
Charge-offs	(174)	(103)	(564)	(59)	—	(900)
Recoveries	124	19	96	7	—	246

Balance at end of period	$5,161	$8,347	$927	$1,528	$675	$16,638

For the nine months ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930
Provision (benefit) charged to operations	5,007	(1,813)	368	(293)	(1,464)	1,805
Charge-offs	(6,193)	(323)	(348)	(51)	—	(6,915)
Recoveries	434	9	46	1	—	490

Balance at end of period	$4,107	$8,244	$1,426	$1,040	$1,493	$16,310

September 30, 2015
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$67	$1,991	$22	$320	$—	$2,400
Collectively evaluated for impairment	5,094	6,356	905	1,208	675	14,238

Total ending allowance balance	$5,161	$8,347	$927	$1,528	$675	$16,638

Loans:
Loans individually evaluated for impairment	$12,377	$29,573	$2,373	$1,250	$—	$45,573
Loans collectively evaluated for impairment	826,118	773,767	191,933	128,129	—	1,919,947

Total ending loan balance	$838,495	$803,340	$194,306	$129,379	$—	$1,965,520

December 31, 2014
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$88	$1,741	$332	$—	$—	$2,161
Collectively evaluated for impairment	4,203	7,194	814	863	1,082	14,156

Total ending allowance balance	$4,291	$8,935	$1,146	$863	$1,082	$16,317

Loans:
Loans individually evaluated for impairment	$12,879	$21,165	$2,221	$714	$—	$36,979
Loans collectively evaluated for impairment	772,562	628,786	197,128	83,232	—	1,681,708

Total ending loan balance	$785,441	$649,951	$199,349	$83,946	$—	$1,718,687

A summary of impaired loans at September 30, 2015 and December 31, 2014 is as follows, excluding PCI loans (in thousands):

	September 30, 2015	December 31, 2014

Impaired loans with no allocated allowance for loan losses	$34,015	$26,487
Impaired loans with allocated allowance for loan losses	11,558	10,492

	$45,573	$36,979

Amount of the allowance for loan losses allocated	$2,400	$2,161

At September 30, 2015, impaired loans include troubled debt restructuring loans of $30,754,000 of which $26,935,000 were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2014, impaired loans include troubled debt restructuring loans of $23,493,000 of which $21,462,000 were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of September 30, 2015 and December 31, 2014 and for the three months ended September 30, 2015 and 2014 follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of September 30, 2015
With no related allowance recorded:
Residential real estate	$12,536	$12,117	$—
Commercial real estate	19,095	18,992	—
Consumer	2,601	2,203	—
Commercial and industrial	703	703	—

	$34,935	$34,015	$—

With an allowance recorded:
Residential real estate	$294	$260	$67
Commercial real estate	10,578	10,581	1,991
Consumer	207	170	22
Commercial and industrial	547	547	320

	$11,626	$11,558	$2,400

As of December 31, 2014
With no related allowance recorded:
Residential real estate	$12,351	$11,931	$—
Commercial real estate	12,174	12,142	—
Consumer	2,243	1,700	—
Commercial and industrial	714	714	—

	$27,482	$26,487	$—

With an allowance recorded:
Residential real estate	$948	$948	$88
Commercial real estate	9,023	9,023	1,741
Consumer	521	521	332
Commercial and industrial	—	—	—

	$10,492	$10,492	$2,161

	Three months ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$12,580	$141	$17,328	$159
Commercial real estate	17,931	84	11,186	69
Consumer	2,266	28	1,765	24
Commercial and industrial	703	3	276	3

	$33,480	$256	$30,555	$255

With an allowance recorded:
Residential real estate	$260	$2	$1,462	$13
Commercial real estate	10,635	—	9,140	25
Consumer	85	—	592	10
Commercial and industrial	547	—	—	—

	$11,527	$2	$11,194	$48

	Nine months ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$12,634	$434	$17,493	$476
Commercial real estate	14,691	270	10,883	152
Consumer	2,222	87	2,043	65
Commercial and industrial	707	8	277	7

	$30,254	$799	$30,696	$700

With an allowance recorded:
Residential real estate	$261	$8	$1,330	$44
Commercial real estate	10,153	11	9,502	77
Consumer	28	1	634	31
Commercial and industrial	304	2	—	—

	$10,746	$22	$11,466	$152

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of September 30, 2015 and December 31, 2014, excluding PCI loans (in thousands):

	September 30, 2015	December 31, 2014
Residential real estate	$5,481	$3,115
Commercial real estate	17,057	12,758
Consumer	1,741	1,877
Commercial and industrial	115	557

	$24,394	$18,307

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2015
Residential real estate	$5,169	$1,793	$4,322	$11,284	$827,211	$838,495
Commercial real estate	816	—	17,057	17,873	785,467	803,340
Consumer	858	89	1,568	2,515	191,791	194,306
Commercial and industrial	—	—	115	115	129,264	129,379

	$6,843	$1,882	$23,062	$31,787	$1,933,733	$1,965,520

December 31, 2014
Residential real estate	$7,365	$1,695	$1,619	$10,679	$774,762	$785,441
Commercial real estate	119	—	12,758	12,877	637,074	649,951
Consumer	845	232	1,833	2,910	196,439	199,349
Commercial and industrial	—	—	557	557	83,389	83,946

	$8,329	$1,927	$16,767	$27,023	$1,691,664	$1,718,687

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows, excluding PCI loans (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial real estate	$760,756	$10,727	$31,857	$—	$803,340
Commercial and industrial	127,175	808	1,396	—	129,379

	$887,931	$11,535	$33,253	$—	$932,719

December 31, 2014
Commercial real estate	$611,987	$12,684	$25,280	$—	$649,951
Commercial and industrial	82,693	173	1,080	—	83,946

	$694,680	$12,857	$26,360	$—	$733,897

For residential, consumer and small business loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2015 and December 31, 2014, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
September 30, 2105
Performing	$833,014	$192,565
Non-performing	5,481	1,741

	$838,495	$194,306

December 31, 2014
Performing	$782,326	$197,472
Non-performing	3,115	1,877

	$785,441	$199,349

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Included in the non-accrual loan total at September 30, 2015 and December 31, 2014 were $3,819,000 and $2,031,000, respectively, of troubled debt restructurings. At September 30, 2015 and December 31, 2014, the Company has allocated $587,000 and $419,000, respectively, of specific reserves to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at September 30, 2015 and December 31, 2014, which totaled $26,935,000 and $21,462,000, respectively. In the second quarter of 2015, the Bank restructured a commercial real estate loan with an outstanding balance of $3.9 million by extending the term and lowering the monthly repayment amount. The interest rate was unchanged. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2015 and 2014, and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2015
Troubled Debt Restructurings:
Commercial real estate	1	$63	$63
Consumer	1	207	170

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2015
Troubled Debt Restructurings:
Residential real estate	4	$509	$472
Commercial real estate	4	6,095	5,944
Consumer	9	599	547

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2014
Troubled Debt Restructurings:
Residential real estate	5	$1,041	$933
Consumer	4	51	9

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2014
Troubled Debt Restructurings:
Residential real estate	9	$1,921	$1,731
Consumer	9	221	178

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

As part of the Colonial acquisition PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Colonial at July 31, 2015 (in thousands):

July 31, 2015
Contractually required principal and interest	$3,263
Contractual cash flows not expected to be collected (non-accretable discount)	(2,012)

Expected cash flows to be collected at acquisition	1,251
Interest component of expected cash flows (accretable yield)	(220)

Fair value of acquired loans	$1,031

The following table summarizes the changes in accretable yield for PCI loans during the three and nine months ended September 30, 2015 (in thousands):

Three and Nine months ended September 30, 2015
Beginning balance	$—
Acquisition	220
Accretion	(14)
Reclassification from non-accretable difference	—

Ending balance	$206

Note 6. Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations was $1.0 million at September 30, 2015, unchanged from December 31, 2014 and was $1.1 million at September 30, 2014 a decrease of $388,000 from December 31, 2013 due to realized losses. The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The reserve is included in other liabilities in the accompanying statements of financial condition.

At September 30, 2015, and December 31, 2014, there were no outstanding loan repurchase requests.

Note 7. Deposits

The major types of deposits at September 30, 2015 and December 31, 2014 were as follows (in thousands):

Type of Account	September 30, 2015	December 31, 2014

Non-interest-bearing	$362,079	$279,944
Interest-bearing checking	883,940	836,120
Money market deposit	151,657	95,663
Savings	310,009	301,190
Time deposits	260,086	207,218

Total deposits	$1,967,771	$1,720,135

Included in time deposits at September 30, 2015 and December 31, 2014, is $82,929,000 and $64,416,000, respectively, in deposits of $100,000 and over.

Note 8. Recent Accounting Pronouncements

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations, Simplifying the Accounting for Measurement – Period Adjustments.” The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2015. The fair value hierarchy is as follows:

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

Securities Available-For-Sale

Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s available-for-sale securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

Other Real Estate Owned and Impaired Loans

Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2015	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$30,108	$—	$30,108	$—
Items measured on a non-recurring basis:
Other real estate owned	3,262	—	—	3,262
Loans measured for impairment based on the fair value of the underlying collateral	12,844	—	—	12,844

		Fair Value Measurements at Reporting Date Using:
December 31, 2014	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$19,804	$—	$19,804	$—
Items measured on a non-recurring basis:
Other real estate owned	4,664	—	—	4,664
Loans measured for impairment based on the fair value of the underlying collateral	11,675	—	—	11,675

Assets and Liabilities Disclosed at Fair Value

A description of the valuation methodologies used for assets and liabilities disclosed at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.

Cash and Due from Banks

For cash and due from banks, the carrying amount approximates fair value.

Securities Held-to-Maturity

Securities classified as held-to-maturity are carried at amortized cost, as the Company has the positive intent and ability to hold these securities to maturity. The Company determines the fair value of the securities utilizing Level 2 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third party pricing vendors or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

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

The Company utilizes third party pricing services to obtain fair values for its corporate debt securities. Management’s policy is to obtain and review all available documentation from the third party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third party pricing service, management concluded that Level 2 inputs were utilized for all securities. In the case of the Level 2 securities, the significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer.

Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York stock is its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum investment based upon the outstanding balance of mortgage related assets and outstanding borrowings.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, consumer and commercial. Each loan category is further segmented into fixed and adjustable rate interest terms.

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

Deposits Other than Time Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, interest-bearing checking accounts, money market accounts and saving accounts are, by definition, equal to the amount payable on demand. The related insensitivity of the majority of these deposits to interest rate changes creates a significant inherent value which is not reflected in the fair value reported.

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2015 and December 31, 2014 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2015	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$50,576	$50,576	$—	$—
Securities held-to-maturity	392,932	—	400,852	—
Federal Home Loan Bank of New York stock	15,970	—	—	15,970
Loans receivable and mortgage loans held for sale	1,941,278	—	—	1,960,827
Financial Liabilities:
Deposits other than time deposits	1,707,685	—	1,707,685	—
Time deposits	260,086	—	261,888	—
Securities sold under agreements to repurchase with retail customers	77,993	77,993	—	—
Federal Home Loan Bank advances and other borrowings	260,506	—	262,488	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2014	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$36,117	$36,117	$—	$—
Securities held-to-maturity	469,417	—	474,215	—
Federal Home Loan Bank of New York stock	19,170	—	—	19,170
Loans receivable and mortgage loans held for sale	1,693,047	—	—	1,709,819
Financial Liabilities:
Deposits other than time deposits	1,512,917	—	1,512,917	—
Time deposits	207,218	—	208,651	—
Securities sold under agreements to repurchase with retail customers	67,812	67,812	—	—
Federal Home Loan Bank advances and other borrowings	332,738	—	332,432	—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2015	—	$—	—	358,458
August 1, 2015 through August 31, 2015	44,531	18.00	44,531	313,927
September 1, 2015 through September 30, 2015	69,123	17.45	69,123	244,804

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

10.30A	Amendment No. 1 dated August 5, 2015 to the Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated April 23, 2014 (1)

10.31A	Amendment No. 1 dated August 5, 2015 to the Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Bank dated April 23, 2014 (1)

10.35	Form of Employment Agreement between OceanFirst Bank, OceanFirst Financial Corp., and certain executive officers, including Joseph R. Iantosca and Joseph J. Lebel (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Exhibits to Form 8-K filed on August 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: November 6, 2015	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

DATE: November 6, 2015	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	40

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	41

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.