Form 10-K
period 2015-12-31
OCEANFIRST FINANCIAL CORP
filed 2016-03-15
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐ .

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

The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $292,493,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 8, 2016 was 17,294,735.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank (the “Bank”). At December 31, 2015, the Company had consolidated total assets of $2.6 billion and total stockholders’ equity of $238.4 million. The Company is a savings and loan holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

The Company has been the holding company for the Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”). The Bank’s principal business has been and continues to be attracting retail and business deposits in the communities surrounding its branch offices and investing those deposits primarily in loans, consisting of commercial real estate and other commercial loans which have become a key focus of the Bank and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, wealth management services, Bankcard services and the sale of alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans, investments and mortgage-backed securities, investment maturities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings.

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

In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition

The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative/branch office located in Toms River, New Jersey, and twenty-six additional branch offices. Nineteen of the offices are located in Ocean County, New Jersey, seven offices are in Monmouth County including a Financial Solutions Center in Red Bank also offering lending and wealth management services and one in Middlesex County. The Bank also operates a wealth management office in Manchester, New Jersey and two deposit production offices, one in Freehold, New Jersey and one that opened in the fourth quarter of 2015 in Lakewood, New Jersey. A commercial loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. The Bank’s deposit gathering and lending activities are concentrated in the markets surrounding its branch office network.

The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey, which is located along the central New Jersey shore. The economy in the Bank’s primary market area, which represents the broader central New Jersey market, is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, Federal, state and local government, hospitals and utilities. The area is also home to commuters working in areas in and around New York City and Philadelphia.

The Bank’s future growth opportunities will be partly influenced by the growth and stability of the local economy and the competitive environment. The Bank faces significant competition both in making loans and in attracting deposits. The state of New Jersey is an attractive market to many financial institutions. Many of the Bank’s competitors are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large banking competitors through its local presence and ability to deliver personalized service.

Community Involvement

The Bank proudly promotes a higher quality of life in the communities it serves through employee volunteer efforts and the OceanFirst Foundation (the “Foundation”). Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. Through the Foundation, established in 1996, OceanFirst Bank has donated $27.2 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development and the arts.

Acquisitions

On July 31, 2015, the Company completed its acquisition of Colonial American Bank (“Colonial”), which added $142.4 million to assets, $121.5 million to loans, and $123.3 million to deposits. The all stock consideration was valued at $11.9 million on the acquisition date. The in-market acquisition was an attractive complement to the Red Bank Financial Solutions Center and strengthened the Bank’s position in the attractive Monmouth County, New Jersey marketplace by adding offices in Middletown and Shrewsbury, New Jersey.

On July 31, 2015, the Bank executed an agreement to purchase an existing retail branch with total deposits of $24.6 million and core deposits (all deposits except time deposits) of $20.2 million located in the Toms River market. The purchase closed and the branch was successfully integrated into the Bank on March 11 -12, 2016.

On January 5, 2016, the Company announced an agreement to acquire Cape Bancorp (“Cape”), headquartered in Cape May Court House, New Jersey, in a transaction valued at approximately $208.1 million. Under the terms of the agreement, Cape stockholders will be entitled to receive $2.25 in cash and 0.6375 shares of OceanFirst common stock for each share of Cape common stock. The transaction is expected to close in the summer of 2016, subject to certain conditions, including the approval by stockholders of each company, receipt of all required regulatory approvals and customary closing conditions.

Cape is a New Jersey chartered savings bank originally founded in 1923. Cape operates twenty-two full-service banking offices and five loan offices. Three of the loan offices are located in New Jersey servicing Burlington, Cape May and Atlantic counties. Two of the loan offices are in Pennsylvania servicing the five county Philadelphia market, located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015). Cape has total assets of $1.6 billion, including $1.1 billion in total loans and $1.3 billion in total deposits of as of December 31, 2015. At closing, the combined institution is expected to have approximately $4.3 billion in assets, $3.2 billion in total loans and $3.4 billion in total deposits, with 49 full service banking offices serving the central and southern New Jersey market.

Lending Activities

Loan Portfolio Composition. At December 31, 2015, the Bank had total loans outstanding of $2.001 billion, of which $793.9 million, or 39.7% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $818.4 million of commercial real estate, multi-family and land loans, or 40.9% of total loans; $50.8 million of residential construction loans, or 2.5% of total loans; $193.2 million of consumer loans, primarily home equity loans and lines of credit, or 9.7% of total loans; and, $144.8 million of commercial loans, or 7.2% of total loans. Included in total loans are $2.7 million in loans held-for-sale at December 31, 2015. At that same date, 38.2% of the Bank’s total loans had adjustable interest rates. The Bank has generally sold much of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk.

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

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Real estate:
One-to-four family	$793,946	39.68%	$742,090	43.07%	$751,370	47.79%	$809,705	52.24%	$882,550	55.55%
Commercial real estate, multi-family and land	818,445	40.90	649,951	37.73	528,945	33.64	475,155	30.66	460,725	29.00
Residential construction	50,757	2.54	47,552	2.76	30,821	1.96	9,013	0.58	6,657	0.42
Consumer (1)	193,160	9.65	199,349	11.57	200,683	12.76	198,143	12.78	192,918	12.14
Commercial and industrial	144,788	7.23	83,946	4.87	60,545	3.85	57,967	3.74	45,889	2.89

Total loans	2,001,096	100.00%	1,722,888	100.00%	1,572,364	100.00%	1,549,983	100.00%	1,588,739	100.00%

Loans in process	(14,206)		(16,731)		(12,715)		(3,639)		(2,559)
Deferred origination costs, net	3,232		3,207		3,526		4,112		4,366
Allowance for loan losses	(16,722)		(16,317)		(20,930)		(20,510)		(18,230)

Total loans, net	1,973,400		1,693,047		1,542,245		1,529,946		1,572,316

Less:
Mortgage loans held-for-sale	2,697		4,201		785		6,746		9,297

Loans receivable, net	$1,970,703		$1,688,846		$1,541,460		$1,523,200		$1,563,019

Total loans:
Adjustable rate	$765,022	38.23%	$651,566	37.82%	$602,976	38.35%	$635,264	40.99%	$692,332	43.58%

Fixed rate	1,236,074	61.77	1,071,322	62.18	969,388	61.65	914,719	59.01	896,407	56.42

	$2,001,096	100.00%	$1,722,888	100.00%	$1,572,364	100.00%	$1,549,983	100.00%	$1,588,739	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2015. The table does not include principal prepayments.

	At December 31, 2015
	One-to- four family	Commercial real estate, multi-family and land	Residential construction (1)	Consumer	Commercial and industrial	Total loans receivable
	(in thousands)

One year or less	$599	$139,890	$3,121	$958	$36,644	$181,212

After one year:
More than one year to three years	8,998	150,711	—	4,921	53,259	217,889
More than three years to five years	13,491	205,785	—	6,010	46,846	272,132
More than five years to ten years	44,686	302,710	—	41,151	8,039	396,586
More than ten years to twenty years	246,143	18,746	1,852	139,714	—	406,455
More than twenty years	480,029	603	45,784	406	—	526,822

Total due after December 31, 2016	793,347	678,555	47,636	192,202	108,144	1,819,884

Total amount due	$793,946	$818,445	$50,757	$193,160	$144,788	2,001,096

Loans in process						(14,206)
Deferred origination costs, net						3,232
Allowance for loan losses						(16,722)

Total loans, net						1,973,400

Less: Mortgage loans held-for-sale						2,697

Loans receivable, net						$1,970,703

(1)	Residential construction loans are primarily originated on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase.

The following table sets forth at December 31, 2015, the dollar amount of total loans receivable, contractually due after December 31, 2016, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
One-to-four family	$452,032	$341,315	$793,347
Commercial real estate, multi-family and land	485,876	192,679	678,555
Residential construction	39,525	8,111	47,636
Consumer	106,058	86,144	192,202
Commercial and industrial	71,263	36,881	108,144

Total loans receivable	$1,154,754	$665,130	$1,819,884

Origination, Sale and Servicing of Loans. The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held-for-sale, for the periods indicated.

	For the Years December 31,
	2015	2014	2013
	(in thousands)
Total loans:
Beginning balance	$1,722,888	$1,572,364	$1,549,983

Loans originated:
One-to-four family	124,225	107,816	191,157
Commercial real estate, multi-family and land	187,454	193,025	80,937
Residential construction	48,558	50,556	33,679
Consumer	48,594	52,070	58,491
Commercial and industrial	76,931	50,833	69,979

Total loans originated	485,762	454,300	434,243

Loans purchased	21,992	20,363	—

Net loans acquired in acquisition	121,466	—	—

Total	2,352,108	2,047,027	1,984,226
Less:
Principal repayments	294,284	249,704	298,435
Sales of loans	48,614	62,318	106,550
Charge-offs (gross)	1,135	7,828	3,521
Transfer to other real estate owned	6,979	4,289	3,356

Total loans	$2,001,096	$1,722,888	$1,572,364

One-to-Four Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by commissioned loan representatives in the exclusive employment of the Bank and their contacts within the local real estate industry, members of the local communities and the Bank’s existing or past customers. On occasion the Bank purchases loans originated by other banks.

At December 31, 2015, the Bank’s total loans outstanding were $2.0 billion, of which $793.9 million, or 39.7%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loans was approximately $202,000 at December 31, 2015.

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

At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of ARM loans with an initial fixed period of five years or less must qualify based on the greater of the note rate plus 2% or the fully-indexed rate. Seven- to ten-year ARMs must qualify based on the note rate. The Bank does not originate ARM loans which provide for negative amortization. The Bank previously offered interest-only ARM loans on a limited basis, in which the borrower made only interest payments for the first five, seven or ten years of the mortgage loan term and then converted to a fully-amortizing loan until maturity. The interest-only feature resulted in future increases in the borrower’s loan payment when the contractually required payments increased due to the required amortization of the principal amount. These payment increases may affect the borrower’s ability to repay the loan, and as such, the borrowers were qualified at the fully-amortized payment. The amount of interest-only, one-to-four family mortgage loans at December 31, 2015 and 2014 was $15.5 million and $17.6 million, respectively, or 2.0% and 2.3%, respectively, of total one-to-four family mortgages.

The Bank’s fixed-rate mortgage loans are currently made for terms from 10 to 30 years. The Bank periodically sells some of the fixed-rate residential mortgage loans that it originates in order to manage interest rate risk. Prior to the fourth quarter of 2014, the Bank generally retained the servicing on loans sold. Currently, servicing rights are generally sold as part of the loan sale. The Bank generally holds for its portfolio shorter-term, fixed-rate loans and certain longer-term, fixed-rate loans, generally consisting of loans with balances exceeding the conforming loan limits of the government agencies (“Jumbo” loans) and loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer-term, fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates. During the past several years, the Bank has generally sold much of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk.

The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 55.1% at December 31, 2015 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

The Bank currently brokers reverse mortgage loans for a third-party originator. Prior to 2013, the Bank closed these loans in its name; however, they were all sold into the secondary market. The loans qualify under the Home Equity Conversion Mortgage program of the Federal Housing Administration and are insured by the Department of Housing and Urban Development. For the year ended December 31, 2015, the Bank recognized fee income on reverse mortgage loans of $233,000, as compared to $493,000 for the year ended December 31, 2014.

The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the Consumer Financial Protection Bureau (“CFPB”) regulations effective January 10, 2014. See “Risk Factors – The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank”.

Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as office, industrial or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in its primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank currently originates commercial real estate loans with terms of up to ten years and amortization schedules up to thirty years with fixed or adjustable rates. The loans typically contain prepayment penalties over the initial term. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history and profitability among other factors. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal borrowers for commercial real estate loans.

The Bank’s commercial real estate loan portfolio at December 31, 2015 was $818.4 million, or 40.9% of total loans, as compared to $650.0 million, or 37.7% of total loans, at December 31, 2014. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders. The Bank added a new lending team in late 2014 which is located in Mercer County, New Jersey. Of the total commercial real estate portfolio, 39.8% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property. The largest commercial real estate loan in the Bank’s portfolio at December 31, 2015 was $23.8 million, of which the Bank sold participations for $7.0 million, leaving a net balance of $16.8 million owned by the Bank. The loan is secured by a first mortgage on a multi-purpose medical office facility. The average size of the Bank’s commercial real estate loans at December 31, 2015 was approximately $891,000.

The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2015, the Bank had an outstanding balance in commercial construction loans of $29.2 million, as compared to $46.4 million at December 31, 2014.

The Bank also originates multi-family mortgage loans and land loans on a limited basis. The Bank’s multi-family loans and land loans at December 31, 2015 totaled $28.4 million and $8.0 million, respectively, as compared to $24.4 million and $8.6 million, respectively, at December 31, 2014.

Residential Construction Lending. At December 31, 2015, residential construction loans totaled $50.8 million, or 2.5%, of the Bank’s total loans outstanding, an increase from $47.6 million, or 2.8% of the Bank’s total loans outstanding at December 31, 2014. The increase continues to be related to the additional loan demand from borrowers rebuilding after superstorm Sandy.

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

Consumer Loans. At December 31, 2015, the Bank’s consumer loans totaled $193.2 million, or 9.7% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $105.9 million, or 54.8%; home equity lines of credit comprised $86.6 million, or 44.8%; overdraft line of credit loans totaled $452,000 or 0.2%; and loans on savings accounts totaled $340,000, or 0.2%.

The Bank originates home equity loans typically as fixed-rate loans with terms ranging from 5 to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2015, these loans totaled $15.7 million, as compared to $18.2 million at December 31, 2014.

Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.

Commercial and Industrial Lending. At December 31, 2015, commercial and industrial (“C&I”) loans totaled $144.8 million, or 7.2% of the Bank’s total loans outstanding. The Bank originates commercial and industrial loans and lines of credit (including for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial and industrial loans and credit lines, the Bank reviews and analyzes financial history and capacity, collateral value, strength and character of the principals, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, fixtures, etc. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial loans.

Commercial and industrial business lending is generally considered to involve a higher degree of risk than real estate lending. Risk of loss on a commercial and industrial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. The Bank’s largest commercial and industrial loan at December 31, 2015 was a loan to a publicly-traded company of manufactured housing communities of $10.0 million secured by pledges and assignments of notes receivables. The average size of the Bank’s commercial and industrial loans at December 31, 2015 was approximately $336,000.

Loan Approval Procedures and Authority. The Board establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital. At December 31, 2015 this limit amounted to $34.4 million. At December 31, 2015, the Bank’s maximum loan exposure to a single borrower was a $22.9 million relationship to a publicly-traded company of manufactured housing communities secured by pledges and assignments of notes receivables and various real estate collateral.

In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed more than 70% of the Company’s commercial real estate and commercial and industrial loans during 2015. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.

Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. On October 31, 2014, the Bank sold most of the servicing rights on residential mortgage loans serviced for Federal agencies, recognizing a net gain of $408,000. Smaller sales in 2015 resulted in a net gain of

$111,000. All of the remaining loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2015, the Bank was servicing $158.2 million of loans for others. At December 31, 2015, 2014, and 2013, the balance of the Bank’s Mortgage Servicing Rights (“MSR”) totaled $589,000, $701,000, and $4.2 million, respectively. For the years ended December 31, 2015, 2014 and 2013, loan servicing income totaled $268,000, $816,000, and $748,000, respectively. The Bank evaluates the MSR for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2015, 2014, and 2013. The valuation of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

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

The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. As part of this process, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans, and a narrative report of classified commercial and industrial, commercial real estate, multi-family, land and construction loans. The Bank classifies assets in accordance with certain regulatory guidelines and definitions. At December 31, 2015, the Bank had $33.3 million of assets, including all other real estate owned (“OREO”), classified as “Substandard”, no assets classified as “Doubtful” and no assets classified as “Loss”. At December 31, 2014, the Bank had $34.9 million of assets classified as “Substandard”, no assets classified as “Doubtful” and no assets classified as “Loss”. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, such as past delinquencies, are designated “Special Mention”. Special Mention assets totaled $23.1 million at December 31, 2015, as compared to $19.0 million at December 31, 2014.

The largest Substandard loan relationship is comprised of several credit facilities to a marina with an aggregate balance of $5.5 million. The loans are well collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. The largest Special Mention loan is a $4.3 million commercial real estate loan to a developer of a professional medical office property.

Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans and OREO, excluding Purchase Credit Impaired (“PCI”) loans. The Bank has only obtained PCI loans as part of its acquisition of Colonial. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows with no related allowance for loan losses. PCI loans totaled $461,000 at December 31, 2015. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2015, 2014 and 2013, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $848,000, $1,630,000, and $2,513,000, respectively.

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$5,779	$3,115	$28,213	$26,521	$29,236
Commercial real estate, multi-family and land	10,796	12,758	12,304	11,567	10,552
Consumer	1,576	1,877	4,328	4,540	3,653
Commercial and industrial	123	557	515	746	567

Total	18,274	18,307	45,360	43,374	44,008
OREO	8,827	4,664	4,345	3,210	1,970

Total non-performing assets	$27,101	$22,971	$49,705	$46,584	$45,978

Allowance for loan losses as a percent of total loans receivable (1)	0.84%	0.95%	1.33%	1.32%	1.15%
Allowance for loan losses as a percent of total non-performing loans (2)	91.51	89.13	46.14	47.29	41.42
Non-performing loans as a percent of total loans receivable (1)(2)	0.91	1.06	2.88	2.80	2.77
Non-performing assets as a percent of total assets (2)	1.05	0.97	2.21	2.05	2.00

(1)	Total loans includes loans receivable and mortgage loans held-for-sale.
(2)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.

Non-performing loans totaled $18.3 million at December 31, 2015, unchanged compared to December 31, 2014. Non-performing loans do not include $461,000 of PCI loans acquired from Colonial. The Company’s other real estate owned totaled $8.8 million at December 31, 2015, a $4.2 million increase from December 31, 2014. The amount at December 31, 2015 includes $7.0 million relating to a hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. A description of the methodology used in establishing the allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Allowance for Loan Losses”.

As of December 31, 2015 and 2014, the Bank’s allowance for loan losses was 0.84% and 0.95% respectively, of total loans. The decline in the loan coverage ratio from the prior year was primarily a result of Colonial loans acquired at fair value, with no corresponding allowance. The allowance for loan losses as a percent of total non-performing loans was 91.51% at December 31, 2015, an increase from 89.13% in the prior year. The Bank had non-accrual loans of $18.3 million at December 31, 2015, unchanged from December 31, 2014. The Bank will continue to monitor its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Years Ended
	2015	2014	2013	2012	2011
	(dollars in thousands)

Balance at beginning of year	$16,317	$20,930	$20,510	$18,230	$19,700

Charge-offs:
Residential real estate	295	6,955	2,444	4,679	4,643
Commercial real estate	103	323	—	47	2,301
Consumer	678	471	842	2,282	1,982
Commercial and industrial	59	78	235	76	323

Total	1,135	7,827	3,521	7,084	9,249

Recoveries	265	584	1,141	1,464	29

Net charge-offs	870	7,243	2,380	5,620	9,220

Provision for loan losses	1,275	2,630	2,800	7,900	7,750

Balance at end of year	$16,722	$16,317	$20,930	$20,510	$18,230

Ratio of net charge-offs during the year to average net loans outstanding during the year	0.05%	0.45%	0.16%	0.36%	0.57%

The decrease in charge-offs in 2015 was due to the 2014 bulk sale of non-performing residential and consumer loans which resulted in a charge-off of $5.0 million on these loans. Excluding the bulk sale, the 2014 ratio was 0.14%.

In 2011, the Company modified its charge-off policy on problem loans secured by real estate. Historically, the Company established specific valuation reserves for estimated losses for problem real estate related loans when the loans were deemed uncollectible. The specific valuation reserves were based upon the estimated fair value of the underlying collateral, less costs to sell. The actual loan charge-off was not recorded until the foreclosure process was complete. Under the modified policy, losses on loans secured by real estate are charged-off in the period the loans, or portion thereof, are deemed uncollectible, generally after the loan becomes 120 days delinquent and a recent appraisal is received which reflects a collateral shortfall. The modification to the charge-off policy resulted in additional charge-offs in the fourth quarter 2011 of $5.7 million. All of these charge-offs were timely identified in previous periods in the Company’s allowance for loan losses process as a specific valuation reserve and were included in the Company’s loss experience as part of the evaluation of the allowance for loan losses. Accordingly, the additional charge-offs did not affect the Company’s provision for loan losses or net income for 2011 or previous periods.

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands).

	At December 31,
	2015			2014			2013			2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans

Residential real estate	$6,590	39.41%	42.22%	$4,291	26.30%	45.83%	$4,859	23.22%	49.75%	$5,241	25.56%	52.82%	$5,370	29.46%	55.97%

Commercial real estate	7,165	42.85	40.90	8,935	54.76	37.73	10,371	49.55	33.64	8,937	43.57	30.66	8,474	46.48	29.00

Consumer	1,095	6.55	9.65	1,146	7.02	11.57	1,360	6.50	12.76	2,264	11.04	12.78	1,461	8.01	12.14

Commercial and industrial	1,639	9.80	7.23	863	5.29	4.87	1,383	6.61	3.85	1,348	6.57	3.74	900	4.94	2.89

Unallocated	233	1.39	—	1,082	6.63	—	2,957	14.12	—	2,720	13.26	—	2,025	11.11	—

Total	$16,722	100.00%	100.00%	$16,317	100.00%	100.00%	$20,930	100.00%	100.00%	$20,510	100.00%	100.00%	$18,230	100.00%	100.00%

Throughout 2014 and 2015, the Bank has refined and enhanced its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined substantially. Additionally, the reduction in the unallocated portion of the allowance for loan losses in 2014 was also due to the improved risk profile of the loan portfolio and related credit metrics, and the lower level of uncertainty relating to future loan losses. As a result of the bulk sale of most non-performing residential loans in the fourth quarter of 2014, the total amount of non-performing loans decreased, non-performing loans as percent of total loans decreased, and the allowance for loan losses as a percent of total non-performing loans increased, as compared to the prior year, December 31, 2013.

Reserve for Repurchased Loans and Loss Sharing Obligations. The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors. The reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the FHLB relating to loans sold into their Mortgage Partnership Finance (“MPF”) program. The Company prepares a comprehensive analysis of the adequacy of the reserve for repurchased loans and loss sharing obligations at each quarter-end.

At December 31, 2015 and 2014, the Company maintained a reserve for repurchased loans and loss sharing obligations of $1.0 million for both periods. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. Losses were $56,000, $436,000, and $915,000, respectively, for the years ended December 31, 2015, 2014 and 2013. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2015 and 2014, there were no outstanding loan repurchase requests. For the year ended December 31, 2015, one new repurchase request was received and subsequently resolved at a cost of $56,000 to the Bank.

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

Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they may be classified as held-to-maturity. Investment and mortgage-backed securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available-for-sale. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. See “Note 4 to the Consolidated Financial Statements”.

Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including the Federal Home Loan Mortgage Company (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”) that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and with varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans.

The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related fair value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities. Prepayment rates were faster in the beginning of 2015 due to relatively low mortgage rates. With the increase in interest rates mid-year, prepayments slowed and continued to decline through year-end.

The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities and all were directly insured or guaranteed by either FHLMC, FNMA or GNMA.

The following table sets forth the Bank’s mortgage-backed securities activities at amortized cost for the periods indicated.

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)

Beginning balance	$326,117	$349,550	$323,414

Mortgage-backed securities purchased	16,913	35,203	127,582

Less: Principal repayments	(60,924)	(57,199)	(99,477)

Amortization of premium	(1,234)	(1,437)	(1,969)

Ending balance	$280,872	$326,117	$349,550

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
FHLMC	$120,116	$118,991	$141,494	$140,444	$148,759	$144,654
FNMA	160,254	162,170	184,003	187,495	200,070	201,122
GNMA	502	597	620	739	721	856

Total mortgage-backed securities	$280,872	$281,758	$326,117	$328,678	$349,550	$346,632

Investment Securities. At December 31, 2015, the amortized cost of the Company’s investment securities totaled $154.4 million, and consisted of $85.1 million of U.S. agency obligations, $13.3 million of state and municipal obligations, and $56.0 million of corporate debt securities. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities in the State of New Jersey with current credit ratings that are considered investment grade ranging from a high of AAA to a low of A+. The corporate debt securities include a $1.0 million issue of a local community bank purchased in late 2015 which is not rated by any of the credit rating services. Excluding this item, the remaining corporate debt securities are issued by national and regional financial institutions and consist of eleven issues with an amortized cost of $55.0 million spread between nine issuers. Credit ratings range from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. See “Note 4 to the Consolidated Financial Statements”.

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s investment securities at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment securities:

U.S. agency obligations	$85,084	$85,108	$106,294	$106,245	$117,534	$117,704

State and municipal obligations	13,311	13,326	13,829	13,846	21,784	21,785

Corporate debt securities	56,000	47,473	55,000	45,250	55,000	44,250

Equity investments	—	—	—	—	6,757	8,547

Total investment securities	$154,395	$145,907	$175,123	$165,341	$201,075	$192,286

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities as of December 31, 2015. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See “Investment Activities – Mortgage-backed Securities”.

	At December 31, 2015
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Investment securities:
U.S. agency obligations	$35,226	$49,858	$—	$—	$85,084	$85,108
State and municipal obligations (1)	5,699	4,422	3,190	—	13,311	13,326
Corporate debt securities (2)	—	—	1,000	55,000	56,000	47,473

Total investment securities	$40,925	$54,280	$4,190	$55,000	$154,395	$145,907

Weighted average yield	0.91%	1.31%	3.42%	1.00%	1.15%

Mortgage-backed securities:
FHLMC	$—	$—	$11,815	$108,301	$120,116	$118,991
FNMA	—	—	41,110	119,144	160,254	162,170
GNMA	—	—	97	405	502	597

Total mortgage-backed securities	$—	$—	$53,022	$227,850	$280,872	$281,758

Weighted average yield	—%	—%	3.17%	1.77%	2.03%

(1)	State and municipal obligations are reported at tax equivalent yield.
(2)	$55 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Sources of Funds

General. Deposits, repayments and prepayments of loans and mortgage-backed securities, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts and time deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with its retail and business customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions could significantly affect the Bank’s ability to attract and retain deposits.

At December 31, 2015, the Bank had $119.6 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)

Three months or less	$15,456	0.96%
Over three through six months	24,223	0.92
Over six through 12 months	15,073	1.48
Over 12 months	64,813	1.88

Total	$119,565	1.51%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)

Money market deposit accounts	$129,775	6.95%	0.14%	$113,406	6.49%	0.08%	$122,136	6.98%	0.14%
Savings accounts	306,151	16.39	0.03	295,289	16.89	0.04	286,068	16.35	0.07
Interest-bearing checking accounts	875,326	46.85	0.11	869,383	49.71	0.11	919,701	52.58	0.15
Non-interest-bearing accounts	327,216	17.51	—	257,058	14.70	—	205,855	11.77	—
Time deposits	229,785	12.30	1.33	213,566	12.21	1.39	215,477	12.32	1.37

Total average deposits	$1,868,253	100.00%	0.23%	$1,748,702	100.00%	0.24%	$1,749,237	100.00%	0.27%

Borrowings. The Bank has obtained advances from the FHLB for cash management and interest rate risk management purposes or as an alternative to deposit funds and may do so in the future as part of its operating strategy. FHLB term advances are also used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2015, the Bank had $324.4 million in outstanding advances from the FHLB. The Bank also has outstanding municipal letters of credit issued by the FHLB used to secure government deposits. At December 31, 2015, these letters of credit totaled $90.0 million.

The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2015, the Bank had borrowed $75.9 million through securities sold under agreements to repurchase.

The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2015, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities

At December 31, 2015, the Bank owned four subsidiaries – OceanFirst Services, LLC, OceanFirst REIT Holdings, Inc., 975 Holdings, LLC and Hooper Holdings, LLC.

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

975 Holdings, LLC and Hooper Holdings, LLC were established in 2010 and 2015, respectively, as wholly-owned service corporations of the Bank for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.

Personnel

As of December 31, 2015, the Bank had 336 full-time employees and 57 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. From time to time the Bank may operate subsidiaries which may include employees not directly employed in banking activities. As of December 31, 2015, subsidiaries of the Bank had 90 full-time and 30 part-time employees to manage a repossessed commercial property.

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

The Dodd-Frank Act. The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, compliance and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various Federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The Federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and the full impact of the Dodd-Frank Act are not yet known.

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

The Dodd-Frank Act also directed the FRB to issue rules to limit debit card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. On June 29, 2011, the FRB issued a final rule which would cap an issuer’s debit card interchange base fee at twenty-one cents ($0.21) per transaction and allow an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The rules were effective October 1, 2011. The Bank’s average interchange fee per transaction is 41 cents ($0.41). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces in future periods may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2015, the Bank’s revenues from interchange fees was $3.1 million, an increase of $113,000 from 2014.

The Dodd-Frank Act requires publicly-traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by stockholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal banking agencies to promulgate rules prohibiting excessive compensation paid to bank executives, regardless of whether the company is publicly traded. The rules prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation or that would expose the bank to inappropriate risks by providing compensation that could lead to a material financial loss.

It is still uncertain how full implementation of and promulgation of rules under the Dodd-Frank Act, will affect the Bank.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of Federal law. Generally, a unitary savings and loan holding company, such as the Company, is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation—QTL Test”. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

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

Holding Company Capital Requirements. Until recently, savings and loan holding companies were not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. The Dodd-Frank Act final rule applied consolidated regulatory capital requirements to savings and loan holding companies as of January 1, 2015. As is the case with depository institutions themselves, a capital conservation buffer will be phased in between 2016 and 2019. The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of the quarter, in the amount of such instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital including: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the risk-based capital standards for banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6%, and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Unrealized gains and losses on certain “available-for-sale” securities are included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank has exercised the opt-out. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual banks where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in over four years beginning January 1, 2016.

The Federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the Federal banking agencies, applicable considerations include: quality of the bank’s interest rate risk management process; the overall financial condition of the bank; and the level of other risks at the bank for which capital is needed.

The following table presents the Bank’s capital position at December 31, 2015. The Bank exceeded all of its capital requirements at that date.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(dollars in thousands)

Tier 1 leverage capital (to average assets)	$229,306	$102,935	$126,371	8.91%	4.00%

Common equity Tier 1 (to risk-weighted assets)	229,306	81,114	148,192	12.72	4.50

Tier 1 capital (to risk-weighted assets)	229,306	108,152	121,154	12.72	6.00

Total capital (to risk-weighted assets)	246,106	144,203	101,903	13.65	8.00

Prompt Corrective Action. Federal law requires, among other things, that the Federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC’s regulations define the five categories as follows:

An institution is classified as “well capitalized” if:

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 6.5%; and

•	its ratio to Tier 1 capital to risk-weighted assets is at least 8%; and

•	its ratio of total capital to risk-weighted assets is at least 10%.

An institution is classified as “adequately capitalized” if:

•	its ratio of Tier 1 capital to total assets is at least 4%; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 4.5%; and

•	its ratio to Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of total capital to risk-weighted assets is at least 8%.

An institution is classified as “undercapitalized” if:

•	its leverage ratio is less than 4%; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 4.5%; and

•	its ratio to Tier 1 risk based capital is at less than 6%; and

•	its ratio of total capital to risk-weighted assets is at least 8%.

An institution is classified as “significantly undercapitalized” if:

•	its leverage ratio is less than 3%; or

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 3.0%; or

•	its ratio to Tier 1 risk based capital is at less than 4%; or

•	its total risk-based capital is less than 6%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured bank if that bank is “critically undercapitalized.” The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

•	existence of an unsafe or unsound condition to transact business;

•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

•

insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without Federal assistance.

Based on the regulatory guidelines, the Bank meets the requirements to be classified as “well-capitalized”.

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is therefore subject to FDIC deposit insurance assessments which are determined using a risk-based system.

In 2011 the FDIC approved a final rule, required by Dodd-Frank, that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the DIF. The rule finalized a target size for the DIF at 2% of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provided for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. The rule lowered overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total are between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor.

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

The total expense incurred in 2015 and 2014 for the deposit insurance assessment and the Financing Corporation payments was $1.6 million and $1.7 million, respectively.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2015, the Bank’s limit on loans to one borrower was $34.4 million and the largest loan exposure to a single borrower was $25.4 million.

Qualified Thrift Lender Test. The Home Owners Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period. Additionally, education loans, credit card loans and small business loans may be considered “qualified thrift investments”.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2015, the Bank met the qualified thrift lender test with a ratio of qualified thrift investments to portfolio assets of 71.5%. See “Risk Factors. The Bank is required to maintain a significant percentage of total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts the ability to diversify the loan portfolio”.

Limitation on Capital Distributions. Applicable regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OCC, is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under the regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the FRB of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the FRB or OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the FRB or OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the FRB or OCC determine that such distribution would constitute an unsafe or unsound practice. If the FRB or OCC objects to the Bank’s notice to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act and Basel III may limit the Company’s ability to pay dividends or repurchase stock in the future.

Assessments. Savings institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2015 and 2014 totaled $477,000 and $456,000, respectively.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage-related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2015 of $20.0 million.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2016, the FRB has set the 3% reserve limit at $110.2 million and the exemption at $15.2 million.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2015 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMTI.

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

A downturn in the local economy or in local real estate values could adversely impact profits. Most of the Bank’s loans are secured by real estate and are made to borrowers in Ocean, Monmouth, Middlesex and Mercer Counties, New Jersey and the surrounding areas. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which could hurt profits. A downturn in the local economy or a decline in real estate values could increase the amount of non-performing loans and cause residential and commercial mortgage loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.

Hurricanes and other natural disasters, climate change or increases to flood insurance premiums could adversely affect asset quality and earnings. The Bank’s trade area includes counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding or other damage from future storms or hurricanes. This damage may be as bad as, or worse than, that suffered during superstorm Sandy in 2012. Further storms like this, although rare, could negatively impact the Company’s results of operations by disrupting operations, adversely impacting the ability of the Company’s borrowers to repay their loans, damaging collateral or reducing the value of real estate used as collateral.

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

Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2015, $963.2 million, or 48.1%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial and industrial loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans.

The extended foreclosure timeline could continue to adversely impact the Bank’s recoveries on non-performing loans. The foreclosure process in New Jersey remains protracted which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. The extended timelines are due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases and issues with foreclosure policies at several large mortgage loan servicers. These delays were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. The issues at the largest mortgage loan servicers and the potential legal and regulatory responses could impact the foreclosure process and completion time of foreclosures for residential mortgage lenders more broadly, which may result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses.

The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, set forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan actually met the criteria to be deemed an Ability-to-Pay Qualified Mortgage.

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

Changes in the estimated fair value of securities may reduce stockholders’ equity and net income. At December 31, 2015, the Company maintained a securities portfolio of $424.7 million, of which $29.9 million was classified as available-for-sale. The estimated fair value of the available-for-sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.

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

At December 31, 2015, the securities portfolio included corporate debt securities issued by national and regional banks in an unrealized loss position for greater than one year. The portfolio consisted of eleven $5.0 million issues spread among eight issuers. At December 31, 2015, the securities in a loss position had a book value of $55.0 million and an estimated fair value of $46.5 million. At December 31, 2015, the Company determined that no other-than-temporary charge was required. However, the Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.

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

The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of

$10 billion or more. Although the Bank is exempt from this rule, market forces in future periods, may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2015, the Bank’s revenues from interchange fees were $3.1 million, an increase of $113,000 from 2014. See “Regulation and Supervision, General, The Dodd-Frank Act”.

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

The Bank’s ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market. Over the past few years, the FRB has been a consistently large purchaser of U.S. Treasury and GSE-backed mortgage-backed securities. In addition, the Bank has faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The actions of the FRB and the GSEs have caused the interest rate for 30-year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. As a result of these factors, it may be difficult for the Bank to originate mortgage loans and grow the residential mortgage loan portfolio, which could have a materially adverse impact on the Bank’s earnings.

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

Competition from other banks, financial institutions and emerging technological providers in originating loans, attracting deposits and providing various financial services may adversely affect profitability and liquidity. The Company has substantial competition in originating loans, both commercial and consumer, in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. In addition, rapid technological changes and consumer preferences may result in increased competition for the Bank’ services. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Bank originates and the interest rates charged on these loans, or reducing the Bank’s ability to attract deposits.

In attracting consumer, business and public fund deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of its competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, stronger asset quality and performance, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain which could increase the cost of funds. Public fund deposits from local government entities such as counties, townships, school districts and other municipalities, generally have higher average balances and the Bank’s inability to retain such funds could adversely affect liquidity or result in the use of higher-cost funding sources.

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

The Company may incur impairments to goodwill. At December 31, 2015, the Bank had $1.8 million in goodwill which is evaluated for impairment, at least annually. In addition, in connection with its proposed acquisition of Cape Bancorp, the Company is expected to recognize significant additional goodwill. Significant negative industry or economic trends, including declines in the market price the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. The Company operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.

Growing by acquisition entails integration and certain other risks. Although the Company successfully integrated a business acquisition during 2015, failure to successfully integrate systems, staff and processes subsequent to the completion of any future acquisition, including the pending Cape acquisition, could have a material impact on operations.

Future acquisition activity could dilute book value. Both nationally and locally, the banking industry is undergoing consolidation marked by numerous mergers and acquisitions. From time to time the Company may be presented with opportunities to acquire institutions and/or bank branches which result in discussions and negotiations. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of book value per share.

The Bank is required to maintain a significant percentage of total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts the ability to diversify the loan portfolio. A Federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain the Federal savings bank charter the Bank has to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which the Bank can grow the commercial loan portfolio. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in the qualified thrift investments. As of December 31, 2015, the Bank maintained 71.5% of its portfolio assets in qualified thrift investments. Because of the QTL requirement, the Bank may be limited in its ability to change its asset mix and increase the yield on earning assets by growing the commercial loan portfolio. Alternatively, the Bank may find it necessary to pursue different structures, including converting from a savings bank charter to a commercial bank charter.

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

The Bank conducts its business through its administrative office, which includes a branch office, 26 other full service offices located in Ocean, Monmouth and Middlesex Counties and two deposit production facilities, through a wealth management office, and through a loan production office in Mercer County.

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

Market Information for Common Stock

OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Global Select Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2015 and 2014.

2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$17.42	$18.76	$19.04	$20.94
Low	16.11	16.75	16.59	17.22

2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$18.88	$18.33	$17.09	$17.35
Low	17.05	15.75	15.88	15.52

As of December 31, 2015, the Company had approximately 3,615 stockholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Stock Performance Graph

The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.‘s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index and the SNL Thrift Index for the period December 31, 2010 through December 31, 2015. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15

OceanFirst Financial Corp.	100.00	105.15	114.51	147.05	151.53	182.42
Nasdaq Composite Index	100.00	99.21	116.82	163.75	188.03	201.40
SNL Thrift Index	100.00	84.12	102.32	131.30	141.22	158.80

For the years ended December 31, 2015 and 2014, the Company paid an annual cash dividend of $0.52 and $0.49 per share, respectively.

On July 24, 2014, the Company announced authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	—	$—	—	244,804
November 1, 2015 through November 30, 2015	—	—	—	244,804
December 1, 2015 through December 31, 2015	—	—	—	244,804

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,593,068	$2,356,714	$2,249,711	$2,269,228	$2,302,094
Securities available-for-sale, at estimated fair value	29,902	19,804	43,836	547,450	530,210
Securities held-to-maturity, net	394,813	469,417	495,599	—	—
Federal Home Loan Bank of New York stock	19,978	19,170	14,518	17,061	18,160
Loans receivable, net	1,970,703	1,688,846	1,541,460	1,523,200	1,563,019
Mortgage loans held-for-sale	2,697	4,201	785	6,746	9,297
Deposits	1,916,678	1,720,135	1,746,763	1,719,671	1,706,083
Federal Home Loan Bank advances	324,385	305,238	175,000	225,000	266,000
Securities sold under agreements to repurchase and other borrowings	98,372	95,312	95,804	88,291	93,601
Stockholders’ equity	238,446	218,259	214,350	219,792	216,849

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$85,863	$79,853	$80,157	$87,615	$95,387
Interest expense	9,034	7,505	9,628	14,103	18,060

Net interest income	76,829	72,348	70,529	73,512	77,327
Provision for loan losses	1,275	2,630	2,800	7,900	7,750

Net interest income after provision for loan losses	75,554	69,718	67,729	65,612	69,577
Other income	16,426	18,577	16,458	17,724	14,845
Operating expenses	58,897	57,764	54,400	52,389	52,208
Merger related expenses	1,878	—	—	—	—
Federal Home Loan Bank advance prepayment fee	—	—	4,265	—	—
Branch consolidation expense	—	—	579	—	—

Income before provision for income taxes	31,205	30,531	24,943	30,947	32,214
Provision for income taxes	10,883	10,611	8,613	10,927	11,473

Net income	$20,322	$19,920	$16,330	$20,020	$20,741

Basic earnings per share	$1.22	$1.19	$0.96	$1.13	$1.14

Diluted earnings per share	$1.21	$1.19	$0.95	$1.12	$1.14

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data (1):

Performance Ratios:
Return on average assets (2)	0.82%	0.86%	0.71%	0.87%	0.91%
Return on average stockholders’ equity (2)	8.92	9.18	7.51	9.15	9.88
Return on average tangible stockholders’ equity (2)(3)	8.96	9.18	7.51	9.15	9.88
Stockholders’ equity to total assets	9.19	9.26	9.53	9.69	9.42
Tangible stockholders’ equity to tangible assets (3)	9.12	9.26	9.53	9.69	9.42
Average interest rate spread (4)	3.18	3.23	3.16	3.27	3.48
Net interest margin (5)	3.28	3.31	3.24	3.37	3.59
Average interest-earning assets to average interest-bearing liabilities	123.80	121.21	117.19	115.71	113.15
Operating expenses to average assets (2)	2.47	2.50	2.58	2.29	2.30
Efficiency ratio (2)(6)	65.17	63.53	68.11	57.42	56.64

Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (7)(8)(9)	0.91	1.06	2.88	2.80	2.77
Non-performing assets as a percent of total assets (8)(9)	1.05	0.97	2.21	2.05	2.00
Allowance for loan losses as a percent of total loans receivable (7)(9)	0.84	0.95	1.33	1.32	1.15
Allowance for loan losses as a percent of total non-performing loans (8)(9)	91.51	89.13	46.14	47.29	41.42

Wealth Management:
Assets under administration (000’s)	$229,039	$225,234	$216,144	$172,879	$154,851

Per Share Data:
Cash dividends per common share	$0.52	$0.49	$0.48	$0.48	$0.48
Stockholders’ equity per common share at end of period	13.79	12.91	12.33	12.28	11.61
Tangible stockholders’ equity per common share at end of period (3)	13.67	12.91	12.33	12.28	11.61

Number of full-service customer facilities:	27	23	23	24	24

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.
(2)

Performance ratios for 2015 include non-recurring merger related expenses of $1.9 million with an after tax cost of $1.3 million. Performance ratios for 2013 include non-recurring expenses relating to the prepayment of Federal Home Loan Bank advances of $4.3 million and the consolidation of two branches into newer, in-market facilities, at a cost of $579,000. The total after tax cost was $3.1 million. Performance ratios for 2012 include an additional loan loss provision of $1.8 million relating to superstorm Sandy and $687,000 in net severance expense. The total after tax cost was $1.6 million.

(3)	Tangible stockholder’s equity excludes intangible assets relating to goodwill and core deposit intangible.
(4)	The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(7)	Total loans receivable includes loans receivable and loans held-for-sale.
(8)

Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.

(9)

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

The Company conducts business primarily through its ownership of the Bank which operates its administrative/branch office located in Toms River, twenty-six additional branch offices and two deposit production facilities. Nineteen of the offices are located in Ocean County, New Jersey, with seven branches in Monmouth County and one in Middlesex County. The deposit production facilities are located in Ocean County and Monmouth County. The Bank also operates a wealth management office in Manchester, New Jersey and a commercial loan production office in Mercer County.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from Bankcard services, wealth management, deposit account services, the sale of alternative investments, loan originations, loan sales, Bank Owned Life Insurance and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions including levels of unemployment and real estate values as well as changes in market interest rates, government policies and actions of regulatory agencies.

Strategy

The Company operates as a full service community bank delivering commercial and residential financing solutions, wealth management and deposit services throughout the central New Jersey region. The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with larger, out-of-market financial service providers through its local focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products.

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

The Company will focus on prudent growth to create value for stockholders, which may include opportunistic acquisitions within or adjacent to the existing market area. The Company will also continue to build additional operational infrastructure and invest in key personnel in response to growth and changing business conditions.

Growing Commehrcial Loans

With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders. Additionally, a loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. These professionals are responsible for offering commercial loan and deposit services and Bankcard services to local businesses. As a result of this initiative, commercial loans represented 48.1% of the Bank’s total loans at

December 31, 2015 as compared to 30.4% at December 31, 2010 and only 3.6% at December 31, 1997. Commercial loan balances increased by $229.3 million, or 31.2%, in 2015. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring. See “Risk Factors – Increased emphasis on commercial lending may expose the Bank to increased lending risks”.

Enhancing non-interest income

Management continues to diversify the Bank’s product line and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in wealth management services and in Bankcard services, which includes interchange revenue, merchant services and ATM fees. The Bank also offers alternative investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. Although income from fees and service charges continues to be an area of focus, the amount declined 3.5%, to $13.8 million, for the year ended December 31, 2015, as compared to the prior year. The decline was partly due to the sector wide impact of the consumer shift away from deposit overdrafts. By comparison, income from fees and service charges was $10.7 million for the year ended December 31, 2010 and only $1.4 million for the year ended December 31, 1997.

Increasing core deposits

The Bank seeks to increase core deposit market share in its primary market area by improving market penetration. Over the past ten years through December 31, 2015, the Bank has opened 10 branch offices, 5 in Ocean County and 5 in Monmouth County, including a full service Financial Solutions Center in Red Bank. After a comprehensive review of the Bank’s branch network in late 2013, two existing branches were consolidated into newer, nearby facilities. In evaluating additional strategic office sites within its existing market area, in 2015 the Bank opened a branch in Pier Village, Long Branch and a second branch in Jackson Township. The Jackson branch operates with a smaller staff by handling sales and complex service transactions with universal bankers, while routine transactions are handled through “Personal Teller Machines”, an advanced technology with a live team member in a remote location who performs transactions for multiple Personal Teller Machines. Rather than the traditional prototype approach, the footprint and staffing model of future branches will be independently evaluated to ensure they efficiently serve the local market. Additionally, on July 31, 2015 the Bank executed an agreement to purchase an existing retail branch with total deposits of $24.6 million and core deposits (all deposits except time deposits) of $20.2 million located in the Toms River market. The purchase closed on March 11, 2016. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposit ratio has grown to 86.7% at December 31, 2015 as compared to 82.9% at December 31, 2010 and only 33.0% at December 31, 1997.

Capital Management

In addition to the objectives described above, the Company determined to more actively manage its capital position to improve return on equity. The Company has, over the past few years, implemented or announced, three stock repurchase programs. The most recent plan to repurchase up to 5% of outstanding common stock was announced on July 24, 2014. For the year ended December 31, 2015, the Company repurchased 373,594 shares of common stock for $6.5 million. At December 31, 2015, there were 244,804 shares remaining to be repurchased under the existing stock repurchase plan.

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

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded moderately in 2015. Labor market conditions improved as the national and local unemployment rates both decreased in 2015 compared to prior year levels, while measures of inflation remain subdued.

Highlights of the Company’s financial results for the year ended December 31, 2015 were as follows:

On July 31, 2015, the Company completed its acquisition of Colonial, which added $142.4 million to assets, $121.5 million to loans, and $123.3 million to deposits, and strengthens the Bank’s position in the attractive Monmouth County, New Jersey marketplace by adding offices in Middletown and Shrewsbury, New Jersey. Colonial’s results of operations for August through December are included in the consolidated results for the year. The results of operations for the year ended September 30, 2015 included non-recurring merger related expenses which decreased net income, net of tax benefit, by $1.3 million which reduced diluted earnings per share by $0.08.

A commercial loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. Also, during 2015 the Bank opened new branches in Pier Village, Long Branch, New Jersey and Jackson Township, New Jersey and a deposit production facility in Lakewood, New Jersey. The Jackson branch operates with a smaller staff by handling sales and complex service transactions with universal bankers, while routine teller transactions are handled through “Personal Teller Machines”, an advanced technology where a live team member in a remote location performs transactions for multiple Personal Teller Machines. Additionally, on July 31, 2015, the Bank executed an agreement to purchase an existing retail branch with total deposits of $24.6 million and core deposits (all deposits except time deposits) of $20.2 million located in the Toms River market. The purchase closed and was successfully integrated into the Bank on March 11 - 12, 2016.

Total assets increased to $2.593 billion at December 31, 2015, from $2.357 billion at December 31, 2014, primarily due to $142.4 million of assets from the Colonial acquisition. Loans receivable, net increased $281.9 million at December 31, 2015, as compared to December 31, 2014, which included $121.5 million of loans acquired from Colonial. Excluding Colonial, commercial loans increased $160.4 million at December 31, 2015, as compared to December 31, 2014. Deposits increased by $196.5 million at December 31, 2015, as compared to December 31, 2014, which included $123.3 million of deposits acquired from Colonial. Excluding Colonial, the deposit increase included $26.2 million of business deposits, demonstrating the value of relationship based lending.

Net income for the year ended December 31, 2015 was $20.3 million, or $1.21 per diluted share, as compared to net income of $19.9 million, or $1.19 per diluted share for the prior year. Net income for the year ended December 31, 2015 includes non-recurring merger related expenses, net of tax, of $1.3 million, which reduced diluted earnings per share by $0.08.

Net interest income for the year ended December 31, 2015 increased to $76.8 million, as compared to $72.3 million for the prior year reflecting an increase in interest-earning assets of $160.2 million, which included $51.2 million from the acquisition of Colonial.

Other income decreased to $16.4 million for the year ended December 31, 2015, as compared to $18.6 million in the prior year. The decrease in other income for the year ended December 31, 2015 was due to gains on sale of investment securities recorded in 2014, lower income related to sale of loan servicing rights and lower fees and service charges. Operating expenses, excluding merger related expenses, increased $1.1 million for the year ended December 31, 2015, as compared to the prior year due to the higher costs associated with operating Colonial, personnel increases in commercial lending and the opening of two new branches.

The Company remains well-capitalized with a tangible common equity ratio of 9.12% at December 31, 2015. On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. At December 31, 2015, there were 244,804 shares available for repurchase.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2015 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for loan losses and judgments regarding securities and goodwill impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all non-accrual loans (excluding PCI loans) where the value of the underlying collateral can reasonably be evaluated. For these loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs. Acquired loans are marked to fair value on the date of acquisition. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in the calculation of the allowance for loan losses.

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

A general allowance is determined for all loans that are not individually evaluated for a specific allowance (excluding PCI loans). In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments as follows: residential real estate; commercial real estate; consumer; and commercial and industrial.

The loan portfolio is further segmented by delinquency status and risk rating (Pass, Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each risk rating tranche. To determine the loss factor, the Bank utilizes historical loss experience as a percent of loan principal adjusted for certain qualitative factors and the loss emergence period.

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

The adjusted loss factors are then applied to each risk rating tranche. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local and regional trends in economic growth, unemployment and real estate values.

The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the overall loss estimation process including the periodic updating of appraisals, commercial loan risk ratings, and continued economic uncertainty that may not be fully captured in the Company’s loss history or the qualitative factors. Throughout 2014 and 2015, the Bank has refined and enhanced its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined substantially.

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

Of the Bank’s loan portfolio, 92.8%, is secured by real estate, whether one-to-four family, consumer or commercial. Additionally, most of the Bank’s borrowers are located in Ocean and Monmouth Counties, New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served continue to experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.

Management believes the primary risk characteristics for each portfolio segment are a decline in the economy generally, including elevated levels of unemployment, a decline in real estate market values and increases in interest rates. Additionally, actual and proposed increases to flood insurance premiums may adversely affect real estate market values. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions. Accordingly, the Bank has provided for loan losses at the current level to address the current risk in the loan portfolio.

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

As of December 31, 2015, the Company concluded that any remaining unrealized losses in the securities portfolio were temporary in nature because they were primarily related to market interest rates, market illiquidity and wider credit spreads for these types of securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that could materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.

Goodwill Impairment

Acquired assets and liabilities, including goodwill and other intangible assets are recorded at fair value at the acquisition date. Goodwill totaling $1.8 million at December 31, 2015, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets, such as core deposit intangibles, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

The goodwill impairment analysis is generally a two-step test. However, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of the reporting unit if, based on a qualitative assessment, it is determined that it was more likely than not that the unit’s fair value was not less than its carrying amount. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company for each of the years ended December 31, 2015, 2014 and 2013. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	Years Ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$38,371	$44	0.11%	$39,549	$41	0.10%	$50,704	$77	0.15%
Securities (1)	464,415	7,425	1.60	526,637	8,535	1.62	593,877	9,506	1.60
FHLB-NY stock	16,891	700	4.14	15,972	713	4.46	16,492	711	4.31
Loans receivable, net (2)	1,826,161	77,694	4.25	1,603,434	70,564	4.40	1,518,288	69,863	4.60

Total interest-earning assets	2,345,838	85,863	3.66	2,185,592	79,853	3.65	2,179,361	80,157	3.68

Non-interest-earning assets	119,035			120,677			120,074

Total assets	$2,464,873			$2,306,269			$2,299,435

Liabilities and Equity:
Interest-bearing liabilities:
Money market deposit Accounts	$129,775	187	0.14	$113,406	92	0.08	$122,136	165	0.14
Savings accounts	306,151	102	0.03	295,289	112	0.04	286,068	187	0.07
Interest-bearing checking Accounts	875,326	952	0.11	869,383	925	0.11	919,701	1,408	0.15
Time deposits	229,785	3,060	1.33	213,566	2,974	1.39	215,477	2,949	1.37

Total	1,541,037	4,301	0.28	1,491,644	4,103	0.28	1,543,382	4,709	0.31
FHLB advances	253,843	3,850	1.52	219,847	2,515	1.14	219,102	3,986	1.82
Securities sold under agreements to repurchase	73,029	103	0.14	64,223	78	0.12	69,621	124	0.18
Other borrowings	26,988	780	2.89	27,500	809	2.94	27,500	809	2.94

Total interest-bearing liabilities	1,894,897	9,034	0.48	1,803,214	7,505	0.42	1,859,605	9,628	0.52

Non-interest-bearing deposits	327,216			257,058			205,855
Non-interest-bearing Liabilities	14,851			29,082			16,470

Total liabilities	2,236,964			2,089,354			2,081,930
Stockholders’ equity	227,909			216,915			217,505

Total liabilities and equity	$2,464,873			$2,306,269			$2,299,435

Net interest income		$76,829			$72,348			$70,529

Net interest rate spread (3)			3.18%			3.23%			3.16%

Net interest margin (4)			3.28%			3.31%			3.24%

Ratio of interest-earning assets to interest-bearing liabilities	123.80%			121.21%			117.19%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held-for-sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$(1)	$4	$3	$(14)	$(22)	$(36)
Securities	(1,005)	(105)	(1,110)	(1,088)	117	(971)
FHLB-NY stock	40	(53)	(13)	(23)	25	2
Loans receivable, net	9,587	(2,457)	7,130	3,816	(3,115)	701

Total interest-earning assets	8,621	(2,611)	6,010	2,691	(2,995)	(304)

Interest-bearing liabilities:
Money market deposit accounts	15	80	95	(10)	(63)	(73)
Savings accounts	6	(16)	(10)	7	(82)	(75)
Interest-bearing checking accounts	27	—	27	(82)	(401)	(483)
Time deposits	218	(132)	86	(23)	48	25

Total	266	(68)	198	(108)	(498)	(606)

FHLB advances	424	911	1,335	14	(1,485)	(1,471)
Securities sold under agreements to repurchase	11	14	25	(9)	(37)	(46)
Other borrowings	—	(29)	(29)	—	—	—

Total interest-bearing liabilities	701	828	1,529	(103)	(2,020)	(2,123)

Net change in net interest income	$7,920	$(3,439)	$4,481	$2,794	$(975)	$1,819

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets increased by $236.4 million to $2.593 billion at December 31, 2015, from $2.357 billion at December 31, 2014 primarily due to $142.4 million of total assets from the Colonial acquisition. Securities, in the aggregate, decreased by $64.5 million, to $424.7 million at December 31, 2015, as compared to $489.2 million at December 31, 2014. Loans receivable, net, increased by $281.9 million, to $1.971 billion at December 31, 2015, from $1.689 billion at December 31, 2014, primarily due to $121.2 million of loans acquired from Colonial, growth in commercial loans (excluding Colonial) of $155.2 million and the purchase of two pools of performing, locally originated, one-to-four family, non-conforming mortgage loans for $22.0 million. As part of the Colonial acquisition, the Company has outstanding goodwill and core deposit intangible at December 31, 2015 of $1.8 million and $256,000, respectively.

Deposits increased by $196.5 million, to $1.917 billion at December 31, 2015, from $1.720 billion at December 31, 2014, primarily due to $123.3 million acquired from Colonial. Excluding Colonial, business deposits increased $26.2 million, demonstrating the value of relationship based lending. The loan-to-deposit ratio at December 31, 2015 was 102.8%, an increase as compared to 98.2% at December 31, 2014. Funding sources will benefit from the March 11—12, 2016 close on the purchase and integration of an existing retail branch located in the Toms River, New Jersey market.

Stockholders’ equity increased to $238.4 million at December 31, 2015, as compared to $218.3 million at December 31, 2014, due to stock consideration of $11.8 million issued for the purchase of Colonial and net income for the period, partly offset by the repurchase of 373,594 shares of common stock for $6.5 million (average cost per share of $17.28) and the cash dividends on common stock. At December 31, 2015, there were 244,804 shares available for repurchase under the stock repurchase program adopted in July of 2014. Tangible stockholders’ equity per common share was $13.67 at December 31, 2015, as compared to $12.91 at December 31, 2014.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

General

Net income for the year ended December 31, 2015 was $20.3 million, or $1.21 per diluted share, as compared to net income of $19.9 million, or $1.19 per diluted share for the prior year. Net income for the year ended December 31, 2015 includes non-recurring merger related expenses, net of tax benefit of $1.3 million, which reduced diluted earnings per share by $0.08. Excluding the non-recurring merger related expenses, the increase in diluted earnings per share over the previous year was primarily due to higher net interest income and lower provisions for loan losses, partly offset by a reduction in other income and higher operating expenses.

Interest Income

Interest income for the year ended December 31, 2015, increased to $85.9 million, as compared to $79.9 million, in the prior year. Average interest-earning assets increased $160.2 million for the year ended December 31, 2015, as compared to the prior year, benefiting from the interest-earning assets acquired from Colonial which averaged $51.2 million, for the year ended December 31, 2015. The yield on average interest-earning assets increased to 3.66% for the year ended December 31, 2015, as compared to 3.65% for the prior year. The asset yield benefited from a shift in the mix of interest-earning assets as average loans receivable, net, increased $222.7 million, for the year ended December 31, 2015, as compared to the prior year, while average interest-earning securities decreased $62.2 million, as compared to the prior year.

Interest Expense

Interest expense for the year ended December 31, 2015, was $9.0 million, as compared to $7.5 million, in the prior year. The cost of average interest-bearing liabilities increased to 0.48% for the year ended December 31, 2015, as compared to 0.42% in the prior year as the Company extended its borrowed funds into longer-term maturities, which carry a higher cost, to better manage the Company’s interest rate risk. Since December 31, 2013, the Bank has extended $197.4 million of short-term funding into 3-5 year maturities, extending the weighted average maturity of term borrowings from 1.3 years to 3.1 years at December 31, 2015. The total cost of deposits (including non-interest bearing deposits) was 0.23% for the year ended December 31, 2015, unchanged compared to the prior year.

Net Interest Income

Net interest income for the year ended December 31, 2015 increased to $76.8 million, as compared to $72.3 million in the prior year, reflecting an increase in interest-earning assets, partly offset by a lower net interest margin. Average interest-earning assets increased $160.2 million for the year ended December 31, 2015, as compared to the prior year. The net interest margin decreased to 3.28% for the year ended December 31, 2015, from 3.31%, for the prior year. Yields and costs for the year ended December 31, 2015 were impacted by fair value adjustments to interest-earning assets and interest-bearing liabilities acquired from Colonial as of the July 31, 2015 merger date.

Provision for Loan Losses

For the year ended December 31, 2015, the provision for loan losses was $1.3 million as compared to $2.6 million for the prior year. Net charge-offs decreased to $870,000 for the year ended December 31, 2015, as compared to net charge-offs of $7.2 million in the prior year. In September 2014, the Company completed the bulk sale of certain non-performing residential mortgage loans which resulted in a loan charge-off of $5.0 million. The provision exceeded the net charge-offs for the year ended December 31, 2015 to account for loan growth. Non-performing loans totaled $18.3 million at December 31, 2015, unchanged from December 31, 2014. At December 31, 2015, the Company’s allowance for loan losses was 0.84% of total loans, a decline from 0.95% at December 31, 2014. The decline in the loan coverage ratio from the prior year was partly a result of Colonial loans acquired at fair value, with no corresponding allowance. The allowance for loan losses as a percent of total non-performing loans was 91.51% at December 31, 2015, an increase from 89.13% in the prior year.

Other Income

For the year ended December 31, 2015, other income decreased to $16.4 million, as compared to $18.6 million in the prior year, a decrease of $2.2 million. The 2014 amount includes gains on sales of equity securities of $1.0 million as compared to no gains in 2015. In 2014, the Company sold the servicing rights to residential mortgage loans serviced for the Federal agencies, which reduced other income by $845,000 in 2015, including the reduced gains on the sale of servicing rights and the reduction in loan servicing income. Fees and service charges declined $465,000 due to the sector wide impact of the consumer shift away from deposit overdrafts.

Operating Expenses

Operating expenses increased to $60.8 million for the year ended December 31, 2015, as compared to $57.8 million, in the prior year. Operating expenses for the year ended December 31, 2015 include $1.9 million in non-recurring merger expenses relating to the acquisition of Colonial. The Company believes that all merger expenses related to Colonial have been recorded at December 31, 2015. Additionally, operating expenses attributable to Colonial for the year ended December 31, 2015 were $1.1 million. Approximately $368,000 of these expenses were associated with operating duplicate systems from the merger date (July 31, 2015) through December 31, 2015. These expenses have been eliminated entering 2016. Compensation and employee benefits expense increased $519,000 for the year ended December 31, 2015, as compared to the prior year, which included $196,000 in severance related expenses due to the Company’s strategic decision to improve efficiency in the residential mortgage loan area. The increase was primarily due to higher salary expense associated with the Colonial acquisition, personnel increases in commercial lending, and the opening of two new branches.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2015 was $10.9 million, as compared to $10.6 million for the prior year. The effective tax was 34.9% for the year ended December 31, 2015, as compared to 34.8% for prior year.

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

Provision for Loan Losses

For the year ended December 31, 2014, the provision for loan losses was $2.6 million, as compared to $2.8 million for the prior year. For the year ended December 31, 2014, net charges-offs were $7.2 million, as compared to $2.4 million in the prior year. For the year ended December 31, 2014, net charge-offs includes a $5.0 million charge-off relating to the bulk sale of non-performing loans. In evaluating the level of the allowance for loan losses at December 31, 2014 and related provision for loan losses for the year ended December 31, 2014, the Company considered the improved risk profile of the loan portfolio in light of the significant reduction in residential non-performing loans from the bulk sale and an improvement in the collectability of several commercial real estate loans. Non-performing loans amounted to $18.3 million at December 31, 2014, a decrease of $27.1 million, or 59.6% as compared to December 31, 2013. Non-performing loans as a percent of total loans receivable decreased to 1.06% at December 31, 2014, as compared to 2.88% at December 31, 2013. Additionally, the allowance for loan losses as a percent of total non-performing loans increased to 89.13% at December 31, 2014, from 46.14% at December 31, 2013.

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

At December 31, 2015, the Bank had $82.0 million in outstanding overnight borrowings from the FHLB, compared to $111.0 million outstanding at December 31, 2014. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including the overnight borrowings, totaled $324.4 million at December 31, 2015, an increase from $305.2 million at December 31, 2014.

The Company’s cash needs for the year ended December 31, 2015 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held-for-sale, proceeds from maturities of investment securities, deposit growth and increased total borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities. The Company’s cash needs for the year ended December 31, 2014 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held-for-sale, proceeds from maturities of investment securities and increased FHLB borrowings. The cash was principally utilized for loan originations, the purchase of investment and mortgage-backed securities and to fund deposit outflows.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination and sale of loans. At December 31, 2015, outstanding commitments to originate loans totaled $77.8 million; outstanding unused lines of credit totaled $291.7 million; and, outstanding commitments to sell loans totaled $6.7 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $138.3 million at December 31, 2015. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.

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

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2015, the Company repurchased 373,594 shares of common stock at a total cost of $6.5 million, compared to 551,291 shares of common stock at a total cost of $9.2 million for the year ended December 31, 2014. At December 31, 2015, there were 244,804 shares remaining to be repurchased under the current stock repurchase authorization.

Cash dividends on common stock declared and paid during the year ended December 31, 2015 were $8.7 million, as compared to $8.2 million for the prior year. On January 20, 2016, the Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share. The dividend was payable on February 12, 2016 to common stockholders of record at the close of business on February 1, 2016.

The primary sources of liquidity specifically available to the Company are capital distributions from the Bank and the issuance of preferred and common stock and long-term debt. For the year ended December 31, 2015, the Company received dividend payments of $16.0 million from the Bank. At December 31, 2015, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $12.0 million in dividends from the Bank to the Company over the first three quarters of 2016, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2015, OceanFirst Financial Corp. held $16.2 million in cash.

The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations. See “Regulation and Supervision—Federal Savings Institution Regulation – Capital Requirements”.

At December 31, 2015, the Company maintained tangible common equity of $236.4 million for a tangible common equity to assets ratio of 9.12%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 14 to the Consolidated Financial Statements. The Bank also has outstanding commitments to sell loans amounting to $6.7 million.

The Company entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the MPF program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At December 31, 2015 and 2014 the reserve for repurchased loans and loss sharing obligations amounted to $986,000 and $1.0 million, respectively. Refer to Note 15 to the Consolidated Financial Statements for further discussion.

The following table shows the contractual obligations of the Bank by expected payment period as of December 31, 2015 (in thousands). Further discussion of these commitments is included in Notes 10 and 14 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$422,757	$164,759	$108,880	$126,618	$22,500
Commitments to Originate Loans	77,796	77,796	—	—	—
Commitments to Fund Unused Lines of Credit
— Commercial	169,658	169,658	—	—	—
— Consumer/Construction	122,002	122,002	—	—	—
Operating Lease Obligations	19,622	2,019	4,007	3,583	10,013
Purchase Obligations	13,937	3,576	6,805	3,556	—

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

Impact of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this standard in the first quarter of 2015 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations, Simplifying the Accounting for Measurements – Period Adjustments”. The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities”. The main objective in developing this new ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The update requires equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a quantitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this update is not expected to have a material impact on the Company‘s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position theoretically would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher-yielding assets. This may result in the yield on the institution’s assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap might experience a repricing of its assets at a slower rate than its interest-bearing liabilities, which, consequently, may result in its net interest income growing at a faster rate than an institution with a positive gap position.

The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2015, the Company’s one-year gap was negative 1.71% as compared to negative 2.73% at December 31, 2014. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2015, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 13% and 21% annually. Mortgage-backed securities were projected to prepay at rates between 10% and 13% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 7.9 years, 6.2 years and 7.0 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.

There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2015	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$19,087	$—	$—	$—	$—	$19,087
Investment securities	62,135	34,790	36,150	18,130	3,190	154,395
Mortgage-backed securities	27,952	38,253	76,574	66,548	71,545	280,872
FHLB stock	—	—	—	—	19,978	19,978
Loans receivable (2)	343,953	416,151	595,017	351,082	280,687	1,986,890

Total interest-earning assets	453,127	489,194	707,741	435,760	375,400	2,461,222

Interest-bearing liabilities:
Money market deposit accounts	36,528	9,042	20,867	16,876	69,883	153,196
Savings accounts	67,589	23,568	47,654	37,324	134,854	310,989
Interest-bearing checking accounts	483,206	38,988	82,125	59,052	196,556	859,927
Time deposits	40,139	98,167	58,172	57,767	1,178	255,423
FHLB advances	82,468	6,419	108,880	126,618	—	324,385
Securities sold under agreements to repurchase and other borrowings	98,372	—	—	—	—	98,372

Total interest-bearing liabilities	808,302	176,184	317,698	297,637	402,471	2,002,292

Interest sensitivity gap (3)	$(355,175)	$313,010	$390,043	$138,123	$(27,071)	$458,930

Cumulative interest sensitivity gap	$(355,175)	$(42,165)	$347,878	$486,001	$458,930	$458,930

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(14.43)%	(1.71)%	14.13%	19.75%	18.65%	18.65%

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

Another method of analyzing an institution’s exposure to IRR is by measuring the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. The EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the fair value of assets in the same scenario. The Company’s interest rate sensitivity is monitored by management through the use of an IRR model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2015 and 2014 (dollars in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2015						December 31, 2014
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change
300	$286,152	(9.0)%	11.8%	$74,186	(9.3)%	300	$242,356	(12.9)%	11.0%	$68,025	(4.8)%
200	303,359	(3.5)	12.2	77,638	(5.1)	200	260,338	(6.4)	11.5	70,013	(2.0)
100	313,886	(0.2)	12.3	80,160	(2.0)	100	272,499	(2.1)	11.7	70,992	(0.6)
Static	314,366	—	12.0	81,821	—	Static	278,222	—	11.7	71,420	—
(100)	300,080	(4.5)	11.3	78,138	(4.5)	(100)	275,644	(0.9)	11.3	67,779	(5.1)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OceanFirst Financial Corp. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OceanFirst Financial Corp.:

We have audited OceanFirst Financial Corp.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OceanFirst Financial Corp. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 15, 2016

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$43,946	$36,117
Securities available-for-sale (encumbered $29,902 at December 31, 2015 and $9,915 at December 31, 2014) (notes 4, 9 and 10)	29,902	19,804
Securities held-to-maturity, net (estimated fair value of $397,763 at December 31, 2015 and $474,215 at December 31, 2014) (encumbered $371,270 at December 31, 2015 and $421,427 at December 31, 2014) (notes 4, 9 and 10)	394,813	469,417
Federal Home Loan Bank of New York stock, at cost (note 10)	19,978	19,170
Loans receivable, net (notes 5, 10 and 14)	1,970,703	1,688,846
Mortgage loans held-for-sale	2,697	4,201
Interest and dividends receivable (note 7)	5,860	5,506
Other real estate owned	8,827	4,664
Premises and equipment, net (note 8)	28,419	24,738
Servicing asset (note 6)	589	701
Bank Owned Life Insurance	57,549	56,048
Deferred tax asset (note 11)	16,807	15,619
Other assets	10,900	11,883
Core deposit intangible (note 3)	256	—
Goodwill (note 3)	1,822	—

Total assets	$2,593,068	$2,356,714

Liabilities and Stockholders’ Equity
Deposits (notes 4 and 9)	$1,916,678	$1,720,135
Securities sold under agreements to repurchase with retail customers (notes 4 and 10)	75,872	67,812
Federal Home Loan Bank advances (note 10)	324,385	305,238
Other borrowings (note 10)	22,500	27,500
Advances by borrowers for taxes and insurance	7,121	6,323
Other liabilities (note 15)	8,066	11,447

Total liabilities	2,354,622	2,138,455

Commitments and contingencies (note 14)
Stockholders’ equity: (notes 2, 11, 12 and 13)
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,286,557 and 16,901,653 shares outstanding at December 31, 2015 and December 31, 2014, respectively	336	336
Additional paid-in capital	269,757	265,260
Retained earnings	229,140	217,714
Accumulated other comprehensive loss	(6,241)	(7,109)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(3,045)	(3,330)
Treasury stock, 16,280,215 and 16,665,119 shares at December 31, 2015 and December 31, 2014, respectively	(251,501)	(254,612)
Common stock acquired by Deferred Compensation Plan	(314)	(304)
Deferred Compensation Plan Liability	314	304

Total stockholders’ equity	238,446	218,259

Total liabilities and stockholders’ equity	$2,593,068	$2,356,714

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Interest income:
Loans	$77,694	$70,564	$69,863
Mortgage-backed securities	6,051	6,845	7,403
Investment securities and other	2,118	2,444	2,891

Total interest income	85,863	79,853	80,157

Interest expense:
Deposits (note 9)	4,301	4,103	4,709
Borrowed funds (note 10)	4,733	3,402	4,919

Total interest expense	9,034	7,505	9,628

Net interest income	76,829	72,348	70,529
Provision for loan losses (note 5)	1,275	2,630	2,800

Net interest income after provision for loan losses	75,554	69,718	67,729

Other income:
Bankcard services revenue	3,537	3,478	3,584
Wealth management revenue	2,187	2,280	2,174
Fees and services charges	8,124	8,589	7,451
Loan servicing income (note 6)	268	816	748
Net gain on sale of loan servicing	111	408	—
Net gain on sales of loans available-for-sale (note 15)	822	772	1,163
Net gain on sales of investment securities available-for-sale (note 4)	—	1,031	46
Net loss from other real estate operations	(149)	(390)	(161)
Income from Bank Owned Life Insurance	1,501	1,477	1,404
Other	25	116	49

Total other income	16,426	18,577	16,458

Operating expenses:
Compensation and employee benefits (notes 12 and 13)	31,946	31,427	28,762
Occupancy (note 14)	5,722	5,510	5,562
Equipment	3,725	3,278	2,724
Marketing	1,516	1,795	1,632
Federal deposit insurance	2,072	2,128	2,141
Data processing	4,731	4,239	3,996
Check card processing	1,815	1,934	1,768
Professional fees	1,865	2,267	2,449
Other operating expense	5,484	5,186	5,366
Amortization of core deposit intangible	21	—	—
Federal Home Loan Bank advance prepayment fee (note 10)	—	—	4,265
Branch consolidation expense	—	—	579
Merger related expenses	1,878	—	—

Total operating expenses	60,775	57,764	59,244

Income before provision for income taxes	31,205	30,531	24,943
Provision for income taxes (note 11)	10,883	10,611	8,613

Net income	$20,322	$19,920	$16,330

Basic earnings per share	$1.22	$1.19	$0.96

Diluted earnings per share	$1.21	$1.19	$0.95

Average basic shares outstanding (note 16)	16,600	16,687	17,071

Average diluted shares outstanding (note 16)	16,811	16,797	17,157

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$20,322	$19,920	$16,330

Other comprehensive income:
Unrealized gain (loss) on securities (net of tax expense of $38 in 2015, and tax benefit of $415 in 2014 and $4,674 in 2013)	55	(601)	(6,768)
Reclassification adjustment for gains included in net income (net of tax expense of $0, $421 and $19 in 2015, 2014 and 2013, respectively)	—	(610)	(27)
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $562, $497 and $88 in 2015, 2014 and 2013, respectively)	813	721	127

Total other comprehensive income (loss)	868	(490)	(6,668)

Total comprehensive income	$21,190	$19,430	$9,662

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts)

Years Ended December 31, 2015, 2014 and 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2012	$—	$336	$262,704	$198,109	$49	$(3,904)	$(237,502)	$(647)	$647	$219,792

Net income	—	—	—	16,330	—	—	—	—	—	16,330
Other comprehensive loss, net of tax	—	—	—	—	(6,668)	—	—	—	—	(6,668)
Stock awards	—	—	671	—	—	—	—	—	—	671
Tax expense of stock plans	—	—	(31)	—	—	—	—	—	—	(31)
Treasury stock allocated to restricted stock plan	—	—	(275)	6	—	—	269	—	—	—
Allocation of ESOP stock	—	—	250	—	—	288	—	—	—	538
Cash dividend – $0.48 per share	—	—	—	(8,239)	—	—	—	—	—	(8,239)
Exercise of stock options	—	—	—	(5)	—	—	70	—	—	65
Purchase of 533,018 shares of common stock	—	—	—	—	—	—	(8,108)	—	—	(8,108)
Purchase of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(18)	18	—

Balance at December 31, 2013	—	336	263,319	206,201	(6,619)	(3,616)	(245,271)	(665)	665	214,350

Net income	—	—	—	19,920	—	—	—	—	—	19,920
Other comprehensive loss, net of tax	—	—	—	—	(490)	—	—	—	—	(490)
Stock awards	—	—	928	—	—	—	—	—	—	928
Tax benefit of stock plans	—	—	51	—	—	—	—	—	—	51
Treasury stock allocated to restricted stock plan	—	—	678	(99)	—	—	(579)	—	—	—
Allocation of ESOP stock	—	—	284	—	—	286	—	—	—	570
Cash dividend – $0.49 per share	—	—	—	(8,241)	—	—	—	—	—	(8,241)
Exercise of stock options	—	—	—	(67)	—	—	416	—	—	349
Purchase of 551,291 shares of common stock	—	—	—	—	—	—	(9,178)	—	—	(9,178)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	361	(361)	—

Balance at December 31, 2014	—	336	265,260	217,714	(7,109)	(3,330)	(254,612)	(304)	304	218,259

Net income	—	—	—	20,322	—	—	—	—	—	20,322
Other comprehensive income, net of tax	—	—	—	—	868	—	—	—	—	868
Stock awards	—	—	1,300	—	—	—	—	—	—	1,300
Tax benefit of stock plans	—	—	32	—	—	—	—	—	—	32
Treasury stock allocated to restricted stock plan	—	—	1,214	(144)	—	—	(1,070)	—	—	—
Issued 660,098 treasury shares to finance acquisition	—	—	1,633	—	—	—	10,185	—	—	11,818
Purchased 373,594 shares of common stock	—	—	—	—	—	—	(6,459)	—	—	(6,459)
Allocation of ESOP stock	—	—	318	—	—	285	—	—	—	603
Cash dividend – $0.52 per share	—	—	—	(8,693)	—	—	—	—	—	(8,693)
Exercise of stock options	—	—	—	(59)	—	—	455	—	—	396
Purchase of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(10)	10	—

Balance at December 31, 2015	$—	$336	$269,757	$229,140	$(6,241)	$(3,045)	$(251,501)	$(314)	$314	$238,446

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$20,322	$19,920	$16,330

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,335	2,916	2,832
Allocation of ESOP stock	603	570	538
Stock awards	1,300	928	671
Amortization of core deposit intangible	21	—	—
Amortization of servicing asset	245	1,016	1,385
Net premium amortization in excess of discount accretion on securities	1,991	2,816	3,667
Net premium amortization of deferred fees and discounts on loans	55	63	501
Provision for loan losses	1,275	2,630	2,800
Provision for repurchased loans and loss sharing obligations	—	—	975
Deferred tax provision (benefit)	1,441	82	(1,750)
Net (gain) loss on sales of other real estate owned	(269)	(46)	105
Net gain on sales of loans	(822)	(772)	(2,138)
Net gain on sales of investment securities available for sale	—	(1,031)	(46)
Proceeds from sale of mortgage servicing rights	192	3,155	—
Net gain on sale of loan servicing	(111)	(408)	—
Proceeds from sales of mortgage loans held-for-sale	49,436	39,641	106,719
Mortgage loans originated for sale	(47,110)	(42,571)	(99,614)
Increase in value of Bank Owned Life Insurance	(1,501)	(1,477)	(1,404)
Decrease (increase) in interest and dividends receivable	68	(126)	596
Decrease in other assets	1,670	151	2,031
(Decrease) increase in other liabilities	(3,690)	124	1,260

Total adjustments	8,129	7,661	19,128

Net cash provided by operating activities	28,451	27,581	35,458

Cash flows from investing activities:
Net increase in loans receivable	(146,646)	(152,852)	(24,917)
Purchase of loans receivable	(22,054)	(20,574)	—
Proceeds from sale of non-performing loans	—	19,058	—
Proceeds from sales of investment securities available-for-sale	—	8,439	1,244
Purchase of investment securities available-for-sale	(9,972)	(20,547)	(28,292)
Purchase of investment securities held-to-maturity	(16,349)	(5,003)	(847)
Purchase of mortgage-backed securities available-for-sale	—	—	(127,582)
Purchase of mortgage-backed securities held-to-maturity	(10,312)	(35,203)	—
Proceeds from maturities of investment securities available-for-sale	—	35,005	45,395
Proceeds from maturities of investment securities held-to-maturity	46,292	7,711	3,725
Principal repayments on mortgage-backed securities available-for-sale	—	—	75,460
Principal repayments on mortgage-backed securities held-to-maturity	61,081	57,199	24,017
(Increase) decrease in Federal Home Loan Bank of New York stock	(494)	(4,652)	2,543
Net proceeds from sale and acquisition of other real estate owned	3,342	4,016	2,116
Purchases of premises and equipment	(3,891)	(3,970)	(4,283)
Cash received, net of cash consideration paid for acquisition	3,703	—	—

Net cash used in investing activities	(95,300)	(111,373)	(31,421)

OCEANFIRST FINANCIAL CORP.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Increase (decrease) in deposits	73,197	(26,628)	27,092
(Decrease) increase in short-term borrowings	(27,740)	24,746	112,513
Proceeds from Federal Home Loan Bank advances	55,000	215,000	70,000
Repayments of Federal Home Loan Bank advances	(6,853)	(110,000)	(225,000)
Repayments of other borrowings	(5,000)	—	—
Increase (decrease) in advances by borrowers for taxes and insurance	798	(148)	(915)
Exercise of stock options Purchase of treasury stock	396 (6,459)	349 (9,178)	65 (8,108)
Dividends paid	(8,693)	(8,241)	(8,239)
Tax benefit (expense) of stock plans	32	51	(31)

Net cash provided by (used in) financing activities	74,678	85,951	(32,623)

Net increase (decrease) in cash and due from banks	7,829	2,159	(28,586)
Cash and due from banks at beginning of year	36,117	33,958	62,544

Cash and due from banks at end of year	$43,946	$36,117	$33,958

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,928	$7,243	$9,969
Income taxes	10,562	11,801	8,136
Non-cash investing activities:
Reclassification of securities available-for-sale to held-to-maturity	—	—	536,010
Accretion of unrealized loss on securities reclassified to held-to-maturity	1,375	1,218	206
Loans charged-off, net	870	7,243	2,380
Transfer of loans receivable to other real estate owned	6,979	4,289	3,356

Acquisition:
Non-cash assets acquired:
Securities	$6,758	$—	$—
Federal Home Loan Bank of New York stock	314	—	—
Loans	121,466	—	—
Other real estate owned	257	—	—
Deferred tax asset	3,227	—	—
Other assets	8,279	—	—
Goodwill and other intangible assets, net	2,099	—	—

Total non-cash assets acquired	$142,400	$—	$—

Liabilities assumed:
Deposits	$123,346	$—	$—
Federal Home Loan Bank advances	6,800	—	—
Other liabilities	309	—	—

Total liabilities assumed	$130,455	$—	$—

Total consideration for acquisition	$11,945	$—	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc, and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC, and Hooper Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the accompanying consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the evaluation of securities and goodwill for other-than-temporary impairment. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Equivalents

Cash equivalents consist of interest-bearing deposits in other financial institutions and loans of Federal funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Securities

Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell prior to maturity, the securities are classified as held-to-maturity securities. Such securities are stated at amortized cost. During 2013, the Company transferred $536.0 million of previously designated available-for-sale securities to held-to-maturity designation at estimated fair value. The Company has the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive income, net of subsequent amortization, which is being recognized over the life of the securities. Securities in the available-for-sale category are securities which the Company may sell prior to maturity as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of comprehensive income. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Gains or losses on the sale of such securities are included in other income using the specific identification method.

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

Purchased credit-impaired (PCI) loans are acquired at a discount that is due, in part, to credit quality. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Interest income on loans acquired at a discount is based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.

The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield”, is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to interest income on loans.

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

The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all non-accrual loans (excluding PCI loans) where the estimated fair value of the underlying collateral can reasonably be evaluated. For these loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs. Acquired loans are marked to fair value on the date of acquisition. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in the calculation of the allowance for loan losses.

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

A general allowance is determined for all loans that are not individually evaluated for a specific allowance (excluding PCI loans). In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments as follows: residential real estate; commercial real estate; consumer; and commercial and industrial.

The loan portfolio is further segmented by delinquency status and risk rating (Pass, Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each risk rating tranche. To determine the loss factor, the Bank utilizes historical loss experience as a percent of loan principal adjusted for certain qualitative factors and the loss emergence period.

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

The adjusted loss factors are then applied to each risk rating tranche. Existing economic conditions which the Bank considered to estimate the allowance for loan losses include local and regional trends in economic growth, unemployment and real estate values. In evaluating the qualitative factors as of December 31, 2015, the Company considered the potential adverse impact of actual and proposed increases to flood insurance premiums which may stress borrowers’ ability to repay their loans or lower real estate values in certain flood prone areas; the recent recruitment of commercial lenders and the related accelerated growth in commercial real estate loans; and the Company’s recent emphasis on construction-to-permanent residential construction loans attributable to local rebuilding after the damage caused by superstorm Sandy.

The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the overall loss estimation process including the periodic updating of appraisals, commercial loan risk ratings, and continued economic uncertainty that may not be fully captured in the Company’s loss history or the qualitative factors. Throughout 2014 and 2015, the Bank has refined and enhanced its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined substantially.

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

Other Real Estate Owned (“OREO”)

Other real estate owned is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over estimated fair value is charged to the allowance for loan losses. Operating results from other real estate owned, including rental income, operating expenses, gains and losses realized from the sales of other real estate owned and subsequent write-downs are recorded as incurred.

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

Impact of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in-substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in ASU 2014-04 were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this standard in the first quarter of 2015 did not to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations, Simplifying the Accounting for Measurement – Period Adjustments”. The amendments in this update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities”. The main objective in developing this new ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The update requires equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a quantitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

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

Intangible Assets

Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and core deposit intangible. Goodwill is not amortized and is subject to an annual assessment for impairment. The goodwill impairment analysis is generally a two-step test. However, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company is not required to calculate fair value, if, based on a qualitative assessment it is determined that it was more likely than not that fair value was not less than its carrying amount.

If the carrying value of goodwill exceeds its estimated fair value, a second step in the analysis is performed to determine the amount of impairment, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying value exceeds the implied fair value of the goodwill, an impairment charge is recorded equal to the excess amount in the current period earnings.

As of December 31, 2015, the carrying value of goodwill totaled $1.8 million, all of which was recorded as part of the Colonial acquisition on July 31, 2015. The Company will test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would indicate the fair value is below its carrying amount. No events have occurred and no circumstances have changed since the Colonial acquisition that would indicate the fair value is below its carrying amount.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years. The Company periodically evaluates the value of core deposit premiums to ensure the carrying amount exceeds it implied fair value.

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

(2) Regulatory Matters

Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2015, the Bank was required to maintain a minimum ratio of Tier 1 capital to total adjusted assets of 4.0%; a minimum ratio of common equity Tier 1 to risk-weighted assets of 4.5%; a minimum ratio of Tier 1 capital to risk weighted assets of 6.0%; and, a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

Under the regulatory framework for prompt corrective action, Federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2015 and 2014, the Bank was considered well-capitalized.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of December 31, 2015 and 2014 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (in thousands). The Bank was not subject to the common equity Tier 1 capital requirement at December 31, 2014.

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 capital (to average assets)	$229,306	8.91%	$102,935	4.00%	$128,669	5.00%
Common equity Tier 1 (to risk-weighted assets)	229,306	12.72	81,114	4.50	117,165	6.50
Tier 1 capital (to risk-weighted assets)	229,306	12.72	108,152	6.00	144,203	8.00
Total capital (to risk-weighted assets)	246,106	13.65	144,203	8.00	180,253	10.00

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 capital (to average assets)	$223,573	9.46%	$94,573	4.00%	$118,217	5.00%
Tier 1 capital (to risk-weighted assets)	223,573	14.05	63,663	4.00	95,494	6.00
Total capital (to risk-weighted assets)	239,940	15.08	127,325	8.00	159,157	10.00

The following is a summary of the consolidated Company’s regulatory capital amounts and ratios as of December 31, 2015 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution (in thousands). The Company was not subject to regulatory capital requirements at December 31, 2014.

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 capital (to average assets)	$250,324	9.72%	$102,984	4.00%	$128,730	5.00%
Common equity Tier 1 (to risk-weighted assets)	241,856	13.40	81,234	4.50	117,338	6.50
Tier 1 capital (to risk-weighted assets)	250,324	13.87	108,312	6.00	144,416	8.00
Total capital (to risk-weighted assets)	267,124	14.80	144,416	8.00	180,520	10.00

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

(3) Business Combination

On July 31, 2015, the Company completed its acquisition of Colonial American Bank (“Colonial”), which after purchase accounting adjustments added $142.4 million to assets, $121.5 million to loans, and $123.3 million to deposits. Total consideration paid for Colonial was $11.9 million, including cash consideration of $127,000 for outstanding warrants and for fractional shares. Colonial was merged with and into the Company’s subsidiary, OceanFirst Bank, as of the close of business on the date of acquisition.

The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Colonial, net of total consideration paid (in thousands):

	At July 31, 2015
	Colonial Book Value	Purchase Accounting Adjustments		Estimated Fair Value
Assets acquired:
Securities	$6,758	$—		$6,758
Loans	125,063	(3,597	)(1)	121,466
Allowance for loan losses	(1,578)	1,578		—
Other real estate owned	405	(148)		257
Deferred tax asset – recognition of net operating loss carryforward	—	2,292		2,292
– relating to purchase accounting adjustments	—	935		935
Other assets	8,823	(230)		8,593
Core deposit intangible	—	277		277
Goodwill	—	1,822		1,822

Total assets acquired	139,471	2,929		142,400

Liabilities assumed:
Deposits	123,103	243		123,346
Federal Home Loan Bank advances	6,800	—		6,800
Other liabilities	309	—		309

Total liabilities assumed	130,212	243		130,455

Net assets acquired	$9,259	$2,686		$11,945

(1)

Includes a general credit fair value deduction of $1.7 million; a fair value deduction on credit-impaired loans of $1.2 million; an interest rate fair value benefit of $980,000; and further credited by the write-off of Colonial’s capitalized loan origination costs of $1.7 million.

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and assumed liabilities, certain adjustments to the recorded carrying values may be required.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and liabilities assumed in the Colonial acquisition were as follows. Refer to Note 17, Fair Value Measurements, for a discussion of the fair value hierarchy.

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

The general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of experience with the originator’s underwriting process.

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

Deposits and Core Deposit Premium

Core deposit premium represents the value assigned to non-interest bearing demand deposits, interest-bearing checking, money market and saving accounts assumed as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from assuming the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs.

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

Also, refer to note 19, Subsequent Event, for further discussion of acquisitions.

(4) Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2015 and 2014 are as follows (in thousands):

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$29,906	$23	$(27)	$29,902

Held-to-maturity:
Investment securities:
U.S. agency obligations	$55,178	$87	$(59)	$55,206
State and municipal obligations	13,311	18	(3)	13,326
Corporate debt securities	56,000	—	(8,527)	47,473

Total investment securities	124,489	105	(8,589)	116,005

Mortgage-backed securities:
FHLMC	120,116	364	(1,489)	118,991
FNMA	160,254	3,039	(1,123)	162,170
GNMA	502	95	—	597

Total mortgage-backed securities	280,872	3,498	(2,612)	281,758

Total held-to-maturity	$405,361	$3,603	$(11,201)	$397,763

Total securities	$435,267	$3,626	$(11,228)	$427,665

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$19,900	$—	$(96)	$19,804

Held-to-maturity:
Investment securities:
U.S. agency obligations	$86,394	$97	$(50)	$86,441
State and municipal obligations	13,829	25	(8)	13,846
Corporate debt securities	55,000	—	(9,750)	45,250

Total investment securities	155,223	122	(9,808)	145,537

Mortgage-backed securities:
FHLMC	141,494	609	(1,659)	140,444
FNMA	184,003	4,674	(1,182)	187,495
GNMA	620	119	—	739

Total mortgage-backed securities	326,117	5,402	(2,841)	328,678

Total held-to-maturity	$481,340	$5,524	$(12,649)	$474,215

Total securities	$501,240	$5,524	$(12,745)	$494,019

The carrying value of the held-to-maturity investment securities at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Amortized cost	$405,361	$481,340
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of unrealized loss on securities reclassified to held-to-maturity	2,799	1,424

Carrying value	$394,813	$469,417

Realized gains on the sale of securities were $0, $1.0 million, and $46,000 for the years ended December 31, 2015, 2014 and 2013, respectively. There were no realized losses during 2015, 2014 and 2013 on the sale of securities.

The amortized cost and estimated fair value of investment securities at December 31, 2015 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2015, corporate debt securities with an amortized cost and estimated fair value of $56.0 million and $47.5 million, respectively, were callable prior to the maturity date.

December 31, 2015	Amortized Cost	Estimated Fair Value

Less than one year	$40,925	$40,880
Due after one year through five years	54,280	54,360
Due after five years through ten years	4,190	4,194
Due after ten years	55,000	46,473

	$154,395	$145,907

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $317.9 million and $360.4 million, at December 31, 2015 and 2014, respectively. The estimated fair value of securities pledged as collateral for reverse repurchase agreements amounted to $83.2 million and $70.9 million, at December 31, 2015 and 2014, respectively.

The estimated fair value and unrealized loss for securities available-for-sale and held-to-maturity at December 31, 2015 and December 31, 2014, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$14,937	$(27)	$—	$—	$14,937	$(27)

Held-to-maturity:
Investment securities:
U.S. agency obligations	30,175	(43)	5,023	(16)	35,198	(59)
State and municipal obligations	2,857	(2)	639	(1)	3,496	(3)
Corporate debt securities	—	—	46,473	(8,527)	46,473	(8,527)

Total investment securities	33,032	(45)	52,135	(8,544)	85,167	(8,589)

Mortgage-backed securities:
FHLMC	35,816	(200)	53,604	(1,289)	89,420	(1,489)
FNMA	44,004	(434)	23,318	(689)	67,322	(1,123)

Total mortgage-backed securities	79,820	(634)	76,922	(1,978)	156,742	(2,612)

Total held-to-maturity	112,852	(679)	129,057	(10,522)	241,909	(11,201)

Total securities	$127,789	$(706)	$129,057	$(10,522)	$256,846	$(11,228)

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$19,804	$(96)	$—	$—	$19,804	$(96)

Held-to-maturity:
Investment securities:
U.S. agency obligations	15,134	(9)	25,409	(41)	40,543	(50)
State and municipal obligations	947	(1)	1,827	(7)	2,774	(8)
Corporate debt securities	—	—	45,250	(9,750)	45,250	(9,750)

Total investment securities	16,081	(10)	72,486	(9,798)	88,567	(9,808)

Mortgage-backed securities:
FHLMC	9,155	(34)	96,975	(1,625)	106,130	(1,659)
FNMA	—	—	64,932	(1,182)	64,932	(1,182)

Total mortgage-backed securities	9,155	(34)	161,907	(2,807)	171,062	(2,841)

Total held-to-maturity	25,236	(44)	234,393	(12,605)	259,629	(12,649)

Total securities	$45,040	$(140)	$234,393	$(12,605)	$279,433	$(12,745)

At December 31, 2015, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P

BankAmerica Capital	$15,000	$12,675	Ba1/BB+
Chase Capital	10,000	8,550	Baa2/BBB-
Wells Fargo Capital	5,000	4,326	A1/BBB+
Huntington Capital	5,000	4,100	Baa2/BB
Keycorp Capital	5,000	4,100	Baa2/BB+
PNC Capital	5,000	4,400	Baa1/BBB-
State Street Capital	5,000	4,293	A3/BBB
SunTrust Capital	5,000	4,029	Baa3/BB+

	$55,000	$46,473

At December 31, 2015, the estimated fair value of each of the above corporate debt securities was below cost. However, the total estimated fair value of the corporate debt securities has steadily increased over the past several years. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required credit spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at December 31, 2015. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Credit spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. Historically, the Company has not utilized security sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the FHLMC or FNMA corporations which are chartered by the United States government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive or negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at December 31, 2015.

(5) Loans Receivable, Net

A summary of loans receivable at December 31, 2015 and 2014 follows (in thousands):

	December 31,
	2015	2014
Real estate mortgage:
One-to-four family	$791,249	$737,889
Commercial real estate, multi-family and land	818,234	649,951
Residential construction	50,757	47,552

	1,660,240	1,435,392
Consumer	193,160	199,349
Commercial and industrial	144,538	83,946

Total loans	1,997,938	1,718,687

Purchased credit-impaired (“PCI”) loans	461	—
Loans in process	(14,206)	(16,731)
Deferred origination costs, net	3,232	3,207
Allowance for loan losses	(16,722)	(16,317)

	(27,235)	(29,841)

Loans receivable, net	$1,970,703	$1,688,846

The Bank’s eligible mortgage loans are pledged to secure FHLB advances.

At December 31, 2015, 2014 and 2013, loans in the amount of $18.3 million, $18.3 million, and $45.4 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans and has reversed previously accrued interest. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $2.0 million, at December 31, 2015. The amount of foreclosed residential real estate property held by the Company was $1.8 million at December 31, 2015.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial and industrial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2015, the impaired loan portfolio totaled $38.4 million, for which there was a specific allocation in the allowance for loan losses of $1.3 million. At December 31, 2014, the impaired loan portfolio totaled $37.0 million, for which there was a specific allocation in the allowance for loan losses of $2.2 million. The average balance of impaired loans for the years ended December 31, 2015, 2014 and 2013 was $41.5 million, $41.0 million, and $38.6 million, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $848,000, $1.6 million, and $2.5 million of interest income for the years ended December 31, 2015, 2014 and 2013, respectively, would have been recorded. At December 31, 2015, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

An analysis of the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$16,317	$20,930	$20,510
Provision charged to operations	1,275	2,630	2,800
Charge-offs	(1,135)	(7,827)	(3,521)
Recoveries	265	584	1,141

Balance at end of year	$16,722	$16,317	$20,930

The following table presents an analysis of the allowance for loan losses for the years ended December 31, 2015 and 2014, the balance in the allowance for loan loses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014 excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate	Consumer	Commercial and Industrial	Unallocated	Total
For the year ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$4,291	$8,935	$1,146	$863	$1,082	$16,317
Provision (benefit) charged to operations	2,465	(1,696)	529	826	(849)	1,275
Charge-offs	(295)	(103)	(678)	(59)	—	(1,135)
Recoveries	129	29	98	9	—	265

Balance at end of year	$6,590	$7,165	$1,095	$1,639	$233	$16,722

For the year ended December 31, 2014
Allowance for loan losses:
Balance at beginning of year	$4,859	$10,371	$1,360	$1,383	$2,957	$20,930
Provision (benefit) charged to operations	5,862	(1,122)	211	(446)	(1,875)	2,630
Charge-offs	(6,955)	(323)	(471)	(78)	—	(7,827)
Recoveries	525	9	46	4	—	584

Balance at end of year	$4,291	$8,935	$1,146	$863	$1,082	$16,317

December 31, 2015
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$31	$831	$43	$434	$—	$1,339
Collectively evaluated for impairment	6,559	6,334	1,052	1,205	233	15,383

Total ending allowance balance	$6,590	$7,165	$1,095	$1,639	$233	$16,722

Loans:
Loans individually evaluated for impairment	$13,165	$21,650	$2,307	$1,250	$—	$38,372
Loans collectively evaluated for impairment	828,841	796,584	190,853	143,288	—	1,959,566

Total ending loan balance	$842,006	$818,234	$193,160	$144,538	$—	$1,997,938

December 31, 2014
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$88	$1,741	$332	$—	$—	$2,161
Collectively evaluated for impairment	4,203	7,194	814	863	1,082	14,156

Total ending allowance balance	$4,291	$8,935	$1,146	$863	$1,082	$16,317

Loans:
Loans individually evaluated for impairment	$12,879	$21,165	$2,221	$714	$—	$36,979
Loans collectively evaluated for impairment	772,562	628,786	197,128	83,232	—	1,681,708

Total ending loan balance	$785,441	$649,951	$199,349	$83,946	$—	$1,718,687

A summary of impaired loans at December 31, 2015 and 2014 is as follows, excluding PCI loans (in thousands):

	December 31,
	2015	2014
Year-end impaired loans with no allocated allowance for loan losses	$35,177	$26,487
Year-end impaired loans with allocated allowance for loan losses	3,195	10,492

	$38,372	$36,979

Amount of the allowance for loan losses allocated	$1,339	$2,161

At December 31, 2015, impaired loans include troubled debt restructuring loans of $31.3 million, of which $26.3 million were performing in accordance with their restructured terms and were accruing interest. At December 31, 2014, impaired loans include troubled debt restructuring loans of $23.5 million of which $21.5 million were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2015
With no related allowance recorded:
Residential real estate	$13,431	$13,056	$—
Commercial real estate	19,240	19,154
Consumer	2,577	2,264	—
Commercial and industrial	703	703	—

	$35,951	$35,177	$—

With an allowance recorded:
Residential real estate	$109	$109	$31
Commercial real estate	2,447	2,496	831
Consumer	81	43	43
Commercial and industrial	547	547	434

	$3,184	$3,195	$1,339

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2014
With no related allowance recorded:
Residential real estate	$12,351	$11,931	$—
Commercial real estate	12,174	12,142	—
Consumer	2,243	1,700	—
Commercial and industrial	714	714	—

	$27,482	$26,487	$—

With an allowance recorded:
Residential real estate	$948	$948	$88
Commercial real estate	9,023	9,023	1,741
Consumer	521	521	332
Commercial and industrial	—	—	—

	$10,492	$10,492	$2,161

	For the years ended of December 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$12,844	$585	$16,253	$662
Commercial real estate	16,328	462	11,472	384
Consumer	2,183	123	1,982	96
Commercial and industrial	705	8	386	10

	$32,060	$1,178	$30,093	$1,152

With an allowance recorded:
Residential real estate	$110	$3	$990	$59
Commercial real estate	8,956	10	9,348	77
Consumer	42	2	592	48
Commercial and industrial	365	2	—	—

	$9,473	$17	$10,930	$184

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2015 and 2014, excluding PCI loans (in thousands).

	December 31,
	2015	2014
Residential real estate	$5,779	$3,115
Commercial real estate	10,796	12,758
Consumer	1,576	1,877
Commercial and industrial	123	557

	$18,274	$18,307

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2015
Residential real estate	$4,075	$2,716	$3,168	$9,959	$832,047	$842,006
Commercial real estate	297	1,208	10,333	11,838	806,396	818,234
Consumer	1,661	115	1,248	3,024	190,136	193,160
Commercial and industrial	8	—	360	368	144,170	144,538

	$6,041	$4,039	$15,109	$25,189	$1,972,749	$1,997,938

December 31, 2014
Residential real estate	$7,365	$1,695	$1,619	$10,679	$774,762	$785,441
Commercial real estate	119	—	12,758	12,877	637,074	649,951
Consumer	845	232	1,833	2,910	196,439	199,349
Commercial and industrial	—	—	557	557	83,389	83,946

	$8,329	$1,927	$16,767	$27,023	$1,691,664	$1,718,687

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. Loans not rated are included in groups of homogeneous loans. As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows, excluding PCI loans (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial real estate	$783,365	$12,070	$22,799	$—	$818,234
Commercial and industrial	142,387	787	1,364	—	144,538

	$925,752	$12,857	$24,163	$—	$962,772

December 31, 2014
Commercial real estate	$611,987	$12,684	$25,280	$—	$649,951
Commercial and industrial	82,693	173	1,080	—	83,946

	$694,680	$12,857	$26,360	$—	$733,897

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2015 and 2014, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
December 31, 2015
Performing	$836,227	$191,584
Non-performing	5,779	1,576

	$842,006	$193,160

December 31, 2014
Performing	$782,326	$197,472
Non-performing	3,115	1,877

	$785,441	$199,349

The Company classifies certain loans as troubled debt restructurings (“TDR”) when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the capitalization of past due amounts. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at December 31, 2015, 2014 and 2013 were $4.9 million, $2.0 million, and $9.7 million, respectively, of troubled debt restructurings. At December 31, 2015, 2014 and 2013, the Company has allocated $262,000, $419,000, and $1.8 million, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at December 31, 2015, 2014 and 2013 which totaled $26.3 million, $21.5 million, and $21.5 million, respectively. In the second quarter of 2015, the Bank restructured a commercial real estate loan with an outstanding balance of $3.9 million by extending the term and lowering the monthly repayment amount. The interest rate was unchanged. All troubled debt restructurings, regardless of payment status, are considered impaired loans and are individually evaluated as part of the determination of the allowance for loan losses.

The following table presents information about troubled debt restructurings which occurred during the years ended December 31, 2015 and 2014, and troubled debt restructurings modified within the previous year and which defaulted during the years ended December 31, 2015 and 2014 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2015
Troubled Debt Restructurings:
Residential real estate	5	$2,029	$1,966
Commercial real estate	4	6,095	6,007
Consumer	9	599	547

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2014
Troubled Debt Restructurings:
Residential real estate	10	$2,313	$1,901
Consumer	10	234	178

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Consumer	1	$40

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Colonial at July 31, 2015 (in thousands):

July 31, 2015
Contractually required principal and interest	$1,610
Contractual cash flows not expected to be collected (non-accretable discount)	(1,049)

Expected cash flows to be collected at acquisition	561
Interest component of expected cash flows (accretable yield)	(91)

Fair value of acquired loans	$470

The following table summarizes the changes in accretable yield for PCI loans during the year ended December 31, 2015 (in thousands):

For the year ended December 31, 2015
Beginning balance	$—
Acquisition	91
Accretion	(16)
Reclassification from non-accretable difference	—

Ending balance	$75

(6) Servicing Asset

An analysis of the servicing asset for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$701	$4,178	$4,568
Acquired	214	—	—
Capitalized mortgage servicing rights	—	286	995
Amortization	(245)	(1,016)	(1,385)
Mortgage servicing rights sold	(81)	(2,747)	—

Balance at end of year	$589	$701	$4,178

Loans serviced for others amounted to $158.2 million and $197.8 million at December 31, 2015 and 2014, respectively, all of which relate to residential loans. At December 31, 2015, the servicing asset had an estimated fair value of $1.1 million and was valued based on expected future cash flows, considering a weighted average discount rate of 10.0%, a weighted average constant prepayment rate on mortgages of 10.1% and a weighted average life of 8.2 years. At December 31, 2014, the servicing asset had an estimated fair value of $1.1 million and was valued based on expected future cash flows considering a weighted average discount rate of 9.7%, a weighted average constant prepayment rate on mortgages of 11.9% and a weighted average life of 7.3 years. As of December 31, 2015, estimated future servicing amortization through 2020 based on the prepayment assumptions utilized in the December 31, 2015 valuation, is as follows: $149,000 for 2016, $83,000 for 2017, $57,000 for 2018, $42,000 for 2019 and $31,000 for 2020. Actual results will vary depending upon the level of repayments on the loans currently serviced.

(7) Interest and Dividends Receivable

A summary of interest and dividends receivable at December 31, 2015 and 2014 follows (in thousands):

	December 31,
	2015	2014
Loans	$4,844	$4,199
Investment securities	442	634
Mortgage-backed securities	574	673

	$5,860	$5,506

(8) Premises and Equipment, Net

Premises and equipment at December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$5,124	$5,124
Buildings and improvements	29,241	27,372
Leasehold improvements	6,338	2,487
Furniture and equipment	27,770	23,672
Automobiles	628	451
Construction in progress	430	1,667

Total	69,531	60,773
Accumulated depreciation and amortization	(41,112)	(36,035)

	$28,419	$24,738

(9) Deposits

Deposits, including accrued interest payable of $31,000 and $6,000 at December 31, 2015 and 2014, respectively, are summarized as follows (in thousands):

	December 31,
	2015		2014
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$337,143	—%	$279,944	—%
Interest-bearing checking accounts	859,927	0.12	836,120	0.09
Money market deposit accounts	153,196	0.23	95,663	0.06
Savings accounts	310,989	0.03	301,190	0.03
Time deposits	255,423	1.39	207,218	1.45

Total deposits	$1,916,678	0.26%	$1,720,135	0.23%

Included in time deposits at December 31, 2015 and 2014, respectively, is $119.6 million and $64.4 million in deposits of $100,000 and over.

Time deposits at December 31, 2015 mature as follows (in thousands):

Year Ended December 31,
2016	$138,427
2017	34,446
2018	23,779
2019	37,557
2020	20,216
Thereafter	998

$255,423

Interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest-bearing checking accounts	$952	$925	$1,408
Money market deposit accounts	187	92	165
Savings accounts	102	112	187
Time deposits	3,060	2,974	2,949

	$4,301	$4,103	$4,709

(10) Borrowed Funds

Borrowed funds are summarized as follows (in thousands):

	December 31,
	2015		2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Home Loan Bank advances	$324,385	1.41%	$305,238	1.18%
Securities sold under agreements to repurchase	75,872	0.14	67,812	0.12
Other borrowings	22,500	2.00	27,500	2.75

	$422,757	1.21%	$400,550	1.11%

Information concerning FHLB advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2015	2014	2015	2014
Average balance	$253,843	$219,847	$73,029	$64,223
Maximum amount outstanding at any month end	352,624	305,238	77,803	68,856
Average interest rate for the year	1.52%	1.14%	0.14%	0.12%
Amortized cost of collateral:
Mortgage-backed securities	—	—	$79,483	$70,449
Estimated fair value of collateral:
Mortgage-backed securities	—	—	83,233	70,954

The securities collateralizing the reverse repurchase agreements are delivered to the lender with whom each transaction is executed or to a third-party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the reverse repurchase agreements. (See note 4)

FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2015 as follows (in thousands):

	FHLB Advances	Reverse Repurchase Agreements
Year Ended December 31,
2016	$88,887	$75,872
2017	36,922	—
2018	71,958	—
2019	71,618	—
2020	55,000	—

	$324,385	$75,872

During 2007, the Company issued $10.0 million of trust preferred securities which carry a floating rate of 175 basis points over 3-month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date of September 1, 2037. During 2006, the Company issued $12.5 million of trust preferred securities. The trust preferred securities carry a floating rate of 166 basis points over 3-month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date in 2036. On August 4, 2005, the Company issued $5.0 million of subordinated debt at a fixed interest rate of 6.35%, which was repaid at maturity on November 23, 2015.

Interest expense on borrowings for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013

Federal Home Loan Bank advances	$3,850	$2,515	$3,986
Securities sold under agreements to repurchase	103	78	124
Other borrowings	780	809	809

	$4,733	$3,402	$4,919

All FHLB advances are secured by the Bank’s mortgage loans and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

(11) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$8,378	$9,525	$9,039
State	1,064	1,004	1,324

Total current	9,442	10,529	10,363

Deferred:
Federal	1,349	9	(1,421)
State	92	73	(329)

Total deferred	1,441	82	(1,750)

	$10,883	$10,611	$8,613

Included in other comprehensive income is income tax expense (benefit) attributable to net unrealized gains (losses) on securities available-for-sale arising during the year in the amount of $600,000, $(338,000), and $(4.6 million) for the years ended December 31, 2015, 2014 and 2013, respectively. Included in stockholders’ equity is income tax benefit (expense) attributable to stock plans in the amount of $32,000, $51,000, and $(31,000) for the years ended December 31, 2015, 2014 and 2013, respectively.

A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013

Income before provision for income taxes	$31,205	$30,531	$24,943
Applicable statutory Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$10,922	$10,686	$8,730
Increase (decrease) in Federal income tax expense resulting from:
Tax exempt interest	(291)	(109)	(61)
ESOP fair market value adjustment	111	99	87
ESOP dividends	(234)	(229)	(233)
Earnings on BOLI	(525)	(517)	(491)
Merger related expenses	132	—	—
State income taxes net of Federal benefit	751	695	642
Other items, net	17	(14)	(61)

	$10,883	$10,611	$8,613

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented in the following table (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$6,847	$6,668
Reserve for repurchased loans	403	422
Reserve for uncollected interest	382	449
Incentive compensation	1,245	1,273
Deferred compensation	644	605
Other reserves	95	43
Stock plans	1,894	1,517
ESOP	198	165
Intangible assets	—	22
Fair value adjustments related to acquisition	613	—
Net operating loss carryforward related to acquisition	2,177	—
Other real estate owned	128	379
Unrealized loss on securities	4,311	4,909
State alternative minimum tax	1,160	1,160

Total gross deferred tax assets	20,097	17,612

Deferred tax liabilities:
Core deposit intangible	(105)	—
Excess servicing on sale of mortgage loans	(99)	(136)
Investments, discount accretion	(444)	(435)
Deferred loan and commitment costs, net	(1,224)	(1,128)
Premises and equipment, differences in depreciation	(237)	(294)
Undistributed REIT income	(1,181)	—

Total gross deferred tax liabilities	(3,290)	(1,993)

Net deferred tax assets	$16,807	$15,619

At December 31, 2015, 2014 and 2013, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

Retained earnings at December 31, 2015 includes approximately $10.8 million, for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2015, the Company had an unrecognized deferred tax liability of $4.4 million with respect to this reserve.

There were no unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013. The tax years that remain subject to examination by the Federal government include the year ended December 31, 2012 and forward. The tax years that remain subject to examination by the States of New Jersey and New York include the years ended December 31, 2011 and forward.

(12) Employee Stock Ownership Plan

As part of its mutual to stock conversion, the Bank established an Employee Stock Ownership Plan and in 2006 the Bank established a Matching Contribution Employee Stock Ownership Plan (collectively the “ESOP”) to provide retirement benefits for eligible employees. Effective December 31, 2015, the Matching Contribution Employee Stock Ownership Plan was terminated and merged into the Employee Stock Ownership Plan. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1,000 hours. ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely if service was terminated due to death, retirement, disability or change in control of the Company. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death except that a participant may elect to have dividends distributed as a cash payment on a quarterly basis.

The ESOP originally borrowed $13.4 million from the Company to purchase 2,013,137 shares of common stock issued in the conversion. On May 12, 1998, the initial loan agreement was amended to allow the ESOP to borrow an additional $8.2 million in order to fund the purchase of 633,750 shares of common stock. At the same time the term of the loan was extended from the initial twelve years to thirty years. As part of the establishment of the Matching Contribution Employee Stock Ownership Plan the term of the loan was reduced by one year and now expires in 2026. The amended loan is to be repaid from contributions by the Bank to the ESOP trust. The Bank is required to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt, assuming a fixed interest rate of 8.25%.

The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2015 and 2014, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $510,000 and $512,000, respectively. During 2015 and 2014, $204,000 and $209,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2015 and 2014, the loan had an outstanding balance of $3.5 million and $3.7 million, respectively, and the ESOP had unallocated shares of 360,995 and 394,816, respectively. At December 31, 2015, the unallocated shares had a fair value of $7.2 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.

For the years ended December 31, 2015, 2014 and 2013, the Bank recorded compensation expense related to the ESOP of $603,000, $570,000, and $538,000, respectively, including $318,000, $284,000, and $250,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2015, 2,252,070 shares had been allocated to participants and 33,821 shares were committed to be released.

(13) Incentive Plan

The Company has established the Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (the “Incentive Plan”) which authorizes the granting of stock options and awards of Common Stock and the OceanFirst Financial Corp. 2000 Stock Option Plan which authorizes the granting of stock options. On April 24, 2003, the Company’s stockholders ratified an amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan which increased the number of shares available under option. On April 20, 2006, the OceanFirst Financial Corp. 2006 Stock Incentive Plan was approved which authorizes the granting of stock options or awards of common stock. On May 5, 2011, the OceanFirst Financial Corp. 2011 Stock Incentive Plan was approved which also authorizes the granting of stock options or awards of common stock. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors (“Outside Directors”) with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.

Under the 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 2,400,000 shares subject to option or, in lieu of options, up to 960,000 shares in the form of stock awards. At December 31, 2015, 1,113,764 options or 445,506 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to options, or in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2015, 4,976 options or 1,659 awards remain to be issued. All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.

The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $783,000, $657,000, and $502,000, of expense for stock option grants for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the Company had $1.9 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 2.8 years.

The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.72%	2.29%	1.47%
Expected option life	7 years	7 years	7 years
Expected volatility	28%	29%	29%
Expected dividend yield	2.99%	2.71%	3.27%
Weighted average fair value of an option share granted during the year	$3.58	$4.17	$3.01
Intrinsic value of options exercised during the year (in thousands)	136	131	11

The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.

A summary of option activity for the years ended December 31, 2015, 2014 and 2013 follows:

	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,751,270	$15.94	1,740,580	$16.47	1,732,694	$17.62
Granted	238,305	17.39	280,375	17.72	277,625	14.68
Assumed in acquisition	370,000	26.11	—	—	—	—
Exercised	(29,480)	13.43	(27,634)	12.66	(5,147)	12.63
Forfeited	(8,900)	14.56	(7,751)	13.30	(29,916)	13.89
Expired	(39,264)	25.31	(234,300)	22.44	(234,676)	23.28

Outstanding at end of year	2,281,931	$17.62	1,751,270	$15.94	1,740,580	$16.47

Options exercisable	1,497,960		1,003,075		1,062,786

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$10.00 to 12.28	279,561	3.9 years	$10.59	279,561	3.9 years	$10.59
13.83 to 14.62	664,650	6.2	14.13	393,400	6.0	14.05
16.06 to 18.45	724,860	6.8	17.37	257,055	3.2	17.07
20.25 to 23.48	312,860	0.6	22.57	312,860	0.6	22.57
27.34	300,000	3.4	27.34	255,084	3.3	27.34

	2,281,931	5.0 years	$17.62	1,497,960	3.5 years	$17.96

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2015 is $8.5 million and $5.8 million, respectively.

A summary of the granted but unvested stock award activity for the years ended December 31, 2015, 2014 and 2013 follows:

	2015		2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of year:	81,775	$15.85	59,962	$13.84	48,733	$13.10
Granted	70,890	17.39	40,380	17.70	28,228	14.78
Vested	(23,587)	14.86	(16,438)	13.31	(14,296)	13.21
Forfeited	(2,118)	15.16	(2,129)	14.18	(2,703)	13.85

Outstanding at end of year	126,960	$16.90	81,775	$15.85	59,962	$13.84

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

At December 31, 2015, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2015
Unused consumer and construction loan lines of credit (primarily floating-rate)	$122,002
Unused commercial loan lines of credit (primarily floating-rate)	169,658
Other commitments to extend credit:
Fixed-Rate	59,480
Adjustable-Rate	2,383
Floating-Rate	15,933

The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 3.25% to 5.49% at December 31, 2015.

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

At December 31, 2015, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $2.3 million, $2.0 million, and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The projected minimum rental commitments as of December 31, 2015 are as follows (in thousands):

Year Ended December 31,
2016	$2,019
2017	2,036
2018	1,971
2019	1,832
2020	1,751
Thereafter	10,013

$19,622

The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located in Ocean, Monmouth, Middlesex and Mercer Counties, New Jersey. The Company previously offered interest-only one-to-four family mortgage loans on a limited basis, in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan. The amount of interest-only, one-to-four family mortgage loans at December 31, 2015 and 2014 was $15.5 million and $17.6 million, respectively. There were no interest-only one-to-four family mortgage loans on non-accrual status at December 31, 2015 and 2014. The Company previously originated stated income loans on a limited basis through November 2010. These loans were only offered to self-employed borrowers for purposes of financing primary residences and second home properties. The amount of stated income loans at December 31, 2015 and 2014 was $22.7 million and $27.3 million, respectively. The amount of stated income loans on non-accrual status at December 31, 2015 and 2014 was $19,000 and $259,000, respectively. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.

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

(15) Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The reserve is included in other liabilities in the accompanying statements of financial condition.

An analysis of the reserve for repurchased loans and loss sharing obligations for the years ended December 31, 2015, 2014 and 2013 follows (in thousands).

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,032	$1,468	$1,203
Provision charged to operations	—	—	975
Loss on loans repurchased, settlements or payments under loss sharing arrangements	(56)	(436)	(915)
Recoveries	10	—	205

Balance at end of year	$986	$1,032	$1,468

At December 31, 2015 and 2014, there were no outstanding loan repurchase requests.

(16) Earnings Per Share

The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted average shares outstanding	17,037	17,197	17,614
Less: Unallocated ESOP shares	(378)	(412)	(446)
Unallocated Incentive award shares and shares held by deferred compensation plan	(59)	(98)	(97)

Average basic shares outstanding	16,600	16,687	17,071
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	211	110	86

Average diluted shares outstanding	16,811	16,797	17,157

For the years ended December 31, 2015, 2014 and 2013, 926,000, 767,000, and 852,000, respectively, of antidilutive stock options were excluded from earnings per share calculations.

(17) Fair Value Measurements

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the years ended December 31, 2015, 2014 and 2013. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
December 31, 2015	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$29,902	$—	$29,902	$—
Items measured on a non-recurring basis:
Other real estate owned	8,827	—	—	8,827
Loans measured for impairment based on the fair value of the underlying collateral	4,344	—	—	4,344

		Fair Value Measurements at Reporting Date Using:
December 31, 2014	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$19,804	$—	$19,804	$—
Items measured on a non-recurring basis:
Other real estate owned	4,664	—	—	4,664
Loans measured for impairment based on the fair value of the underlying collateral	11,675	—	—	11,675

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2015 and December 31, 2014 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
December 31, 2015	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$43,946	$43,946	$—	$—
Securities held-to-maturity	394,813	—	397,763	—
Federal Home Loan Bank of New York stock	19,978	—	—	19,978
Loans receivable and mortgage loans held-for-sale	1,973,400	—	—	1,986,891
Financial Liabilities:
Deposits other than time deposits	1,661,255	—	1,661,255	—
Time deposits	255,423	—	255,564	—
Securities sold under agreements to repurchase with retail customers	75,872	75,872	—	—
Federal Home Loan Bank advances and other borrowings	346,885	—	346,118	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2014	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$36,117	$36,117	$—	$—
Securities held-to-maturity	469,417	—	474,215	—
Federal Home Loan Bank of New York stock	19,170	—	—	19,170
Loans receivable and mortgage loans held-for-sale	1,693,047	—	—	1,709,819
Financial Liabilities:
Deposits other than time deposits	1,512,917	—	1,512,917	—
Time deposits	207,218	—	208,651	—
Securities sold under agreements to repurchase with retail customers	67,812	67,812	—	—
Federal Home Loan Bank advances and other borrowings	332,738	—	332,432	—

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

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, Bank-Owned Life Insurance, deferred tax assets and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(18) Parent-Only Financial Information

The following condensed statements of financial condition at December 31, 2015 and 2014 and condensed statements of operations and cash flows for the years ended December 31, 2015, 2014 and 2013 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands)

	December 31,
	2015	2014
Assets
Cash and due from banks	$7	$7
Advances to subsidiary Bank	16,196	22,776
Investment securities	1,000	—
ESOP loan receivable	3,503	3,707
Investment in subsidiary Bank	239,486	219,221
Other assets	866	229

Total assets	$261,058	$245,940

Liabilities and Stockholders’ Equity
Borrowings	$22,500	$27,500
Other liabilities	112	181
Stockholder’s equity	238,446	218,259

Total liabilities and stockholders’ equity	$261,058	$245,940

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2015	2014	2013

Dividend income – subsidiary Bank	$16,000	$16,000	$16,000
Interest and dividend income – investment securities	3	279	287
Net gain on sales of investment securities available-for-sale	—	1,031	46
Interest income – advances to subsidiary Bank	51	44	40
Interest income – ESOP loan receivable	306	322	336

Total income	16,360	17,676	16,709
Interest expense – borrowings	736	767	766
Operating expenses	1,452	1,365	1,358

Income before income taxes and undistributed earnings of subsidiary Bank	14,172	15,544	14,585
Benefit for income taxes	634	229	567

Income before undistributed earnings of subsidiary Bank	14,806	15,773	15,152
Undistributed earnings of subsidiary Bank	5,516	4,147	1,178

Net Income	$20,322	$19,920	$16,330

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$20,322	$19,920	$16,330
Decrease (increase) in advances to subsidiary Bank	6,580	(6,023)	3,264
Undistributed earnings of subsidiary Bank	(5,516)	(4,147)	(1,178)
Net (gain) on sales of investment securities available for sale	—	(1,031)	(46)
Change in other assets and other liabilities	(707)	373	(547)

Net cash provided by operating activities	20,679	9,092	17,823

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	—	8,439	1,244
Purchase of investment securities	(1,000)	(651)	(2,964)
Repayments on ESOP loan receivable	204	190	179
Cash consideration for acquisition	(127)	—	—

Net cash (used in) provided by investing activities	(923)	7,978	(1,541)

Cash flows from financing activities:
Decrease in borrowings	(5,000)	—	—
Dividends paid	(8,693)	(8,241)	(8,239)
Purchase of treasury stock	(6,459)	(9,178)	(8,108)
Exercise of stock options	396	349	65

Net cash used in financing activities	(19,756)	(17,070)	(16,282)

Net increase in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	7	7	7

Cash and due from banks at end of year	$7	$7	$7

(19) Subsequent Event

On January 5, 2016, the Company announced an agreement to acquire Cape Bancorp (“Cape”), headquartered in Cape May Court House, New Jersey, in a transaction valued at approximately $208.1 million. Under the terms of the agreement, Cape stockholders will be entitled to receive $2.25 in cash and 0.6375 shares of OceanFirst common stock, for each share of Cape common stock. The transaction is expected to close in the summer of 2016, subject to certain conditions, including the approval by stockholders of each company, receipt of all required regulatory approvals and customary closing conditions.

Cape is a New Jersey chartered savings bank originally founding in 1923. Cape operates twenty-two full-service banking offices and five loan offices. Three of the loan offices are located in New Jersey servicing Burlington, Cape May and Atlantic counties. Two of the loan offices are in Pennsylvania servicing the five county Philadelphia market, located in Radnor, Delaware County and in Philadelphia (opened in Center City in January 2015).

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(Unaudited)

	Quarters ended
	Dec. 31	Sept. 30	June 30	March 31
2015
Interest income	$23,149	$21,970	$20,576	$20,168
Interest expense	2,461	2,395	2,143	2,035

Net interest income	20,688	19,575	18,433	18,133
Provision for loans losses	300	300	300	375

Net interest income after provision for loan Losses	20,388	19,275	18,133	17,758
Other income	4,118	4,152	4,171	3,985
Operating expenses (excluding merger related expenses)	15,885	15,117	14,208	13,687
Merger related expenses	614	1,030	184	50

Income before provision for income taxes	8,007	7,280	7,912	8,006
Provision for income taxes	2,777	2,582	2,779	2,745

Net income	$5,230	$4,698	$5,133	$5,261

Basic earnings per share	$0.31	$0.28	$0.31	$0.32

Diluted earnings per share	$0.31	$0.28	$0.31	$0.31

	Dec. 31	Sept. 30	June 30	March 31
2014
Interest income	$20,067	$20,142	$19,898	$19,746
Interest expense	2,043	2,042	1,739	1,681

Net interest income	18,024	18,100	18,159	18,065
Provision for loans losses	825	1,000	275	530

Net interest income after provision for loan Losses	17,199	17,100	17,884	17,535
Other income	4,620	5,286	4,830	3,841
Operating expenses	14,396	14,431	14,830	14,107

Income before provision for income taxes	7,423	7,955	7,884	7,269
Provision for income taxes	2,491	2,790	2,767	2,563

Net income	$4,932	$5,165	$5,117	$4,706

Basic earnings per share	$0.30	$0.31	$0.31	$0.27

Diluted earnings per share	$0.30	$0.31	$0.30	$0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 60.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2016 under the captions “Corporate Governance”, “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2016 under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2016 under the caption “Stock Ownership.”

Information regarding the Company’s equity compensation plans existing as of December 31, 2015 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,281,931	$17.62	1,118,740
Equity compensation plans not approved by stockholders	—	—	—

Total	2,281,931	$17.62	1,118,740

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2016 under the caption “Transactions with Management”.

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on June 2, 2016 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

2.1	Definitive agreement and Plan of Merger dated February 25, 2015 by and among OceanFirst Financial Corp., OceanFirst Bank and Colonial American Bank. (22)
2.1	Agreement and Plan of Merger, dated as of January 5, 2016, among OceanFirst Financial Corp., Cape Bancorp, Inc. and Justice Merger Sub Corp. (24)
3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.2	Bylaws of OceanFirst Financial Corp. (21)
4.0	Stock Certificate of OceanFirst Financial Corp. (1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (2)
10.1(b)	Amended Employee Stock Ownership Plan (11)
10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (11)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (12)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (12)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (12)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (3)
10.9	Form of Employment Agreement between OceanFirst Bank and certain executive officers (1)
10.10	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers (1)

10.13	2000 Stock Option Plan (4)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (5)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (7)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (8)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (9)
10.20	2006 Stock Incentive Plan (10)
10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino. (11)
10.21(a)	Amendment to form of Employment Agreement between OceanFirst Financial Corp and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (16)
10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick and John R. Garbarino (11)
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Steven J. Tsimbinos (11)
10.23(a)	Amendment to form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Steven J. Tsimbinos (16)
10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including Steven J. Tsimbinos (11)
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options (14)
10.26	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Awards (14)
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement (14)
10.28	2011 Stock Incentive Plan (15)
10.29	2011 Cash Incentive Compensation Plan (15)
10.30	Amended and restated Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated April 23, 2014 (17)
10.30A	Amendment No. 1 dated August 5, 2015 to the Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated April 23, 2014 (23)
10.31	Amended and restated Employment Agreement between Christopher D. Maher and OceanFirst Bank dated April 23, 2014 (17)
10.31A	Amendment No. 1 dated August 5, 2015 to the Amended and Restated (23)
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013 (18)
10.33	Letter Agreement between Craig C. Spengemen and OceanFirst Bank (19)
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards (14)
10.35	Form of Employment Agreement between OceanFirst Bank, OceanFirst Financial Corp., and certain executive officers, including Joseph R. Iantosca and Joseph J. Lebel (23)
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (6)
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
(2)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
(3)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 19, 1998.
(4)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 17, 2000.
(5)	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.
(6)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
(7)	Incorporated by reference from Exhibit to Form 10-K filed on March 15, 2005.
(8)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
(9)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
(10)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 14, 2006.
(11)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
(12)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
(13)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.
(14)	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
(15)	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
(16)	Incorporated herein by reference from Exhibit to Form 8-K filed on July 21, 2011.
(17)	Incorporated herein by reference from Exhibit to Form 8-K filed April 25, 2014.
(18)	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
(19)	Incorporated herein by reference from Exhibit to Form 8-K filed December 5, 2013.
(20)	Incorporated herein by reference from Exhibit to Form 8-K filed on January 17, 2014.
(21)	Incorporated herein by reference from Exhibit to Form 8-K filed on January 23, 2015.
(22)	Incorporated herein by reference from Exhibit to Form 8-K filed on February 26, 2015.
(23)	Incorporated herein by reference from Exhibit to Form 8-K filed on August 5, 2015.
(24)	Incorporated herein by reference to Exhibit to Form 8-K filed on January 8, 2016.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

Date:	March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	March 9, 2016
Christopher D. Maher
President, Chief Executive Officer and Director (principal executive officer)

/s/ Michael J. Fitzpatrick	March 9, 2016
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ John R. Garbarino	March 9, 2016
John R. Garbarino
Chairman of the Board and Director

/s/ Joseph J. Burke	March 9, 2016
Joseph J. Burke
Director

/s/ Angelo Catania	March 9, 2016
Angelo Catania
Director

/s/ Jack M. Farris	March 9, 2016
Jack M. Farris
Director

/s/ Donald E. McLaughlin	March 9, 2016
Donald E. McLaughlin
Director

Name	Date

/s/ Diane F. Rhine	March 9, 2016
Diane F. Rhine
Director

/s/ Mark G. Solow	March 9, 2016
Mark G. Solow
Director

/s/ John E. Walsh	March 9, 2016
John E. Walsh
Director