Form 10-Q
period 2016-03-31
OCEANFIRST FINANCIAL CORP
filed 2016-05-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of May 2, 2016 there were 25,662,175 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarter Ended
(dollars in thousands, except per share amounts)	March 31, 2016	December 31, 2015	March 31, 2015

SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,588,447	$2,593,068	$2,384,141
Loans receivable, net	1,996,993	1,970,703	1,736,825
Deposits	1,971,360	1,916,678	1,800,926
Stockholders’ equity	241,076	238,446	220,302

SELECTED OPERATING DATA:

Net interest income	20,559	20,688	18,133
Provision for loan losses	563	300	375
Other income	3,376	4,118	3,986
Operating expenses	16,716	16,499	13,738
Net income	4,205	5,230	5,262
Diluted earnings per share	0.25	0.31	0.32

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per common share	13.89	13.79	13.06
Tangible stockholders’ equity per share (1)	13.75	13.67	13.06
Cash dividend per share	0.13	0.13	0.13
Stockholders’ equity to total assets	9.31%	9.19%	9.24%
Tangible stockholders’ equity to total tangible assets (1)	9.23	9.12	9.24
Return on average assets (2) (3)	0.65	0.81	0.89
Return on average stockholders’ equity (2) (3)	7.01	8.85	9.58
Return on average tangible stockholders’ equity (1) (2) (3)	7.07	8.93	9.58
Net interest rate spread	3.23	3.27	3.15
Net interest margin	3.32	3.37	3.24
Operating expenses to average assets (2) (3)	2.57	2.55	2.34
Efficiency ratio (3)	69.84	66.51	62.11

ASSET QUALITY:

Non-performing loans	$16,193	$18,274	$19,406
Non-performing assets	25,222	27,101	23,241
Allowance for loan losses as a percent of total loans receivable	0.80%	0.84%	0.93%
Allowance for loan losses as a percent of total non-performing loans	100.13	91.51	84.61
Non-performing loans as a percent of total loans receivable	0.80	0.91	1.09
Non-performing assets as a percent of total assets	0.97	1.05	0.97

Wealth Management
Assets under administration	$203,723	$229,039	$217,831

(1)	Tangible stockholders’ equity is calculated by excluding intangible assets relating to goodwill and core deposit intangible.
(2)	Ratios are annualized.
(3)	Performance ratios include the adverse impact of non-recurring merger related expenses of $1.4 million, or $1.2 million, net of tax benefit, for the quarter ended March 31, 2016; $614,000, or $441,000, net of tax benefit, for the quarter ended December 31, 2015; and $50,000, or $37,000, net of tax benefit, for the quarter ended March 31, 2015.

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

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded moderately in 2015 and continues to show modest growth again in 2016. Labor market conditions improved as the national and local unemployment rates in the first quarter of 2016 both decreased compared to prior year levels, while measures of inflation remain subdued.

Highlights of the Company’s financial results and corporate activities for the three months ended March 31, 2016 were as follows:

On January 5, 2016, the Company announced it had entered into a definitive agreement and plan of merger pursuant to which Cape Bancorp., Inc. (“Cape”) will merge with and into OceanFirst in a transaction valued at approximately $195 million. The transaction closed on May 2, 2016. Cape is one of southern New Jersey’s largest community banks with 22 full-service banking centers, five loan offices and approximately $1.6 billion in total assets, $1.2 billion in total loans, and $1.2 billion in total deposits. Additionally, on March 11, 2016 the Bank purchased an existing retail branch with total deposits of $17.0 million located in the Toms River market.

Total assets decreased to $2.588 billion at March 31, 2016, from $2.593 billion at December 31, 2015. Loans receivable, net increased $26.3 million at March 31, 2016, as compared to December 31, 2015. Commercial loans increased $23.6 million, an annualized growth rate of 9.8%. Deposits increased by $54.7 million at March 31, 2016, as compared to December 31, 2015, including a $23.9 million increase in business deposits.

Net income for the three months ended March 31, 2016, was $4.2 million, or $0.25 per diluted share, as compared to net income of $5.3 million, or $0.32 per diluted share, for the corresponding prior year period. Net income for the three months ended March 31, 2016 includes non-recurring merger related expenses, net of tax benefit, of $1.2 million, which reduced diluted earnings per share by $0.07. Excluding the non-recurring merger related expenses, diluted earnings per share were equal to the prior year period as higher net interest income was offset by higher operating expenses and provision for loan losses and lower other income.

Net interest income for the three months ended March 31, 2016 increased to $20.6 million, as compared to $18.1 million for the corresponding prior year period reflecting an increase in interest-earning assets and a higher net interest margin.

Other income decreased to $3.4 million for the three months ended March 31, 2016, as compared to $4.0 million in the same prior year period. The decrease was primarily due to higher net losses from other real estate operations of $427,000. The loss was predominately due to the seasonal operations of the hotel, golf and banquet facility acquired as other real estate owned in the fourth quarter of 2015. Operating expenses, excluding merger related expenses, increased $1.6 million for the three months ended March 31, 2016, as compared to the same prior year period primarily due to the operations of Colonial, the investment in commercial lending and the impact of opening new branches.

The Company remains well-capitalized with a tangible common equity ratio of 9.23% at March 31, 2016. On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. At March 31, 2016, there were 244,804 shares available for repurchase.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three months ended March 31, 2016 and 2015. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED,
	MARCH 31, 2016			March 31, 2015
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)

Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$48,501	$28	0.23%	$28,249	$5	0.07%
Securities (1) and FHLB stock	445,696	2,010	1.80	509,998	2,135	1.67
Loans receivable, net (2):
Commercial	972,050	10,998	4.53	740,463	8,299	4.48
Residential	830,840	8,039	3.87	778,483	7,731	3.97
Home equity	191,355	1,990	4.16	196,530	1,991	4.05
Other	501	8	6.39	432	8	7.41
Allowance for loan loss net of deferred loan fees	(13,645)	—	—	(13,188)	—	—

Total loans	1,981,101	21,035	4.25	1,702,720	18,029	4.24

Total interest-earning assets	2,475,298	23,073	3.73	2,240,967	20,169	3.60

Non-interest-earning assets	129,719			111,904

Total assets	$2,605,017			$2,352,871

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$899,883	305	0.14	$874,126	196	0.09
Money market	156,326	70	0.18	101,255	20	0.08
Savings	316,148	26	0.03	303,397	24	0.03
Time deposits	263,722	870	1.32	205,575	715	1.39

Total	1,636,079	1,271	0.31	1,484,353	955	0.26
Securities sold under agreements to repurchase	83,506	28	0.13	66,641	21	0.13
FHLB advances	266,234	1,084	1.63	242,437	861	1.42
Other borrowings	22,500	131	2.33	27,500	199	2.89

Total interest-bearing liabilities	2,008,319	2,514	0.50	1,820,931	2,036	0.45

Non-interest-bearing deposits	343,371			297,453
Non-interest-bearing liabilities	13,328			14,694

Total liabilities	2,365,018			2,133,078
Stockholders’ equity	239,999			219,793

Total liabilities and stockholders’ equity	$2,605,017			$2,352,871

Net interest income		$20,559			$18,133

Net interest rate spread (3)			3.23%			3.15%

Net interest margin (4)			3.32%			3.24%

Total cost of deposits (including non-interest bearing deposits)			0.26%			0.21%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets decreased by $4.6 million to $2.588 billion at March 31, 2016, from $2.593 billion at December 31, 2015. Securities, in the aggregate, decreased by $19.0 million, to $405.7 million at March 31, 2016, as compared to $424.7 million at December 31, 2015. Loans receivable, net, increased by $26.3 million, to $1.997 billion at March 31, 2016, from $1.971 billion at December 31, 2015, primarily due to $23.6 million growth in commercial loans and the purchase of a $12.8 million pool of performing, locally-originated, one-to-four family, non-conforming mortgage loans.

Deposits increased by $54.7 million, to $1.971 billion at March 31, 2016, from $1.917 billion at December 31, 2015, including $17.0 million of deposits acquired on March 11, 2016 through the purchase of an existing retail branch located in the Toms River market. Business deposits increased $23.9 million, demonstrating the value of relationship based lending. The deposit growth contributed to a decrease in FHLB advances of $72.5 million, to $251.9 million at March 31, 2016, from $324.4 million at December 31, 2015.

Stockholders’ equity increased to $241.1 million at March 31, 2016, as compared to $238.4 million at December 31, 2015. At March 31, 2016, there were 244,804 shares available for repurchase under the stock repurchase program authorized in July of 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General

On July 31, 2015, the Company completed its acquisition of Colonial American Bank (“Colonial”), which added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits. Colonial’s results of operations are included in the consolidated results for the quarter ended March 31, 2016 but are excluded from the results of operation for the corresponding prior year period. Net income for the three months ended March 31, 2016 was $4.2 million, or $0.25 per diluted share, as compared to net income of $5.3 million or $0.32 per diluted share for the corresponding prior year period. Net income for the three months ended March 31, 2016 includes non-recurring merger related expenses, net of tax benefit, of $1.2 million, which reduced diluted earnings per share by $0.07. Excluding the non-recurring merger related expenses, diluted earnings per share were equal to the prior year period as higher net interest income was offset by higher operating expenses and provision for loan losses, and lower other income.

Interest Income

Interest income for the three months ended March 31, 2016 increased to $23.1 million, as compared to $20.2 million, in the corresponding prior year period. Average interest-earning assets increased $234.3 million for the three months ended March 31, 2016, as compared to the same prior year period benefiting from the interest-earning assets acquired from Colonial which averaged $107.9 million for the three months ended March 31, 2016. Average loans receivable, net, increased $278.4 million for the three months ended March 31, 2016, as compared to the same prior year period. The increase attributable to Colonial was $101.5 million. The yield on average interest-earning assets increased to 3.73% for the three months ended March 31, 2016, as compared to 3.60% for the same prior year period. The asset yield in the current year period benefited from the growth in higher-yielding average loans and the reduction in lower-yielding average securities.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $2.5 million, as compared to $2.0 million, in the corresponding prior year period. The cost of average interest-bearing liabilities increased to 0.50% for the three months ended March 31, 2016, as compared to 0.45% in the same prior year period. In anticipation of an eventual rise in interest rates, the Company extended its borrowed funds into higher-costing, longer-term maturities and has opportunistically grown higher-cost, longer-term certificates of deposit. Since December 31, 2013, the Bank has extended $206.9 million of short-term funding into 3-5 year maturities, extending the weighted average maturity of term borrowings from 1.3 years to 2.9 years at March 31, 2016. The total cost of deposits (including non-interest bearing deposits) was 0.26% for the three months ended March 31, 2016, as compared to 0.21% for the corresponding prior year period.

Net Interest Income

Net interest income for the three a months ended March 31, 2016 increased to $20.6 million, as compared to $18.1 million, in the same prior year period, reflecting an increase in interest-earning assets and a higher net interest margin. Average interest-earning assets increased $234.3 million for the three months ended March 31, 2016, as compared to the same prior year period. The current quarter was favorably impacted by the interest-earning assets acquired from Colonial, which averaged $107.9 million for the quarter ended March 31, 2016. The net interest margin increased to 3.32% for the three months ended March 31, 2016, as compared to 3.24% for the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2016, the provision for loan losses was $563,000, as compared to $375,000 for the corresponding prior year period. Net charge-offs increased to $1.1 million for the three months ended March 31, 2016, as compared to net charge-offs of $273,000, in the corresponding prior year period. Two non-performing commercial loans accounted for $886,000 of the total net charge-off. Non-performing loans decreased by $2.1 million at March 31, 2016, as compared to December 31, 2015.

Other Income

For the three months ended March 31, 2016, other income decreased to $3.4 million, as compared to $4.0 million in the same prior year period. The decrease from the prior year quarter was primarily due to higher net losses from other real estate operations of $427,000, as compared to the prior year. The loss is predominately due to the seasonal operations of the hotel, golf and banquet facility acquired as other real estate owned in the fourth quarter of 2015. The Bank is in the process of finalizing a sale agreement with a qualified buyer with an expected mid-year closing. Fees and service charges declined $72,000 from the prior year due to the sector wide shift of consumers away from deposit overdrafts. The 2015 results included a gain on sale of loan servicing of $81,000.

Operating Expenses

Operating expenses increased to $16.7 million for the three months ended March 31, 2016, as compared to $13.7 million in the same prior year period. Operating expenses for the three months ended March 31, 2016 include $1.4 million in non-recurring merger expenses relating to the pending acquisition of Cape. Excluding merger related expenses, the increase in operating expenses over the prior year was due to the operations of Colonial, $448,000; the investment in commercial lending, $441,000; and the impact of the new branches, $331,000.

Provision for Income Taxes

The provision for income taxes was $2.5 million for the three months ended March 31, 2016, as compared to $2.7 million for the corresponding prior year period. The effective tax was 36.8% for the three months ended March 31, 2016, as compared to 34.3% for prior year period. The increase in the effective tax rate over the prior period was primarily due to non-deductible merger related expenses.

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

At March 31, 2016, the Company had no outstanding overnight borrowings from the FHLB compared to $82.0 million outstanding at December 31, 2015. The Company utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $251.9 million and $324.4 million, respectively, at March 31, 2016 and December 31, 2015.

The Company’s cash needs for the three months ended March 31, 2016 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, and to reduce borrowings. The Company’s cash needs for the three months ended March 31, 2015 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of investment securities and to reduce FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At March 31, 2016, outstanding undrawn lines of credit totaled $302.4 million; outstanding commitments to originate loans totaled $94.2 million; and outstanding commitments to sell loans totaled $6.4 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $147.2 million at March 31, 2016. Based upon historical experience management estimates that a significant portion of such time deposits will remain with the Company.

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

Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three months ended March 31, 2016, the Company did not repurchase any shares of common stock compared with repurchases of 110,143 shares at a cost of $1.9 million for the three months ended March 31, 2015. At March 31, 2016, there were 244,804 shares available to be repurchased under the stock repurchase program authorized in July of 2014.

Cash dividends on common stock declared and paid during the first three months of 2016 were $2.2 million, as compared to $2.1 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the Colonial acquisition. On April 21, 2016, the Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share. The dividend is payable on May 20, 2016 to stockholders of record at the close of business on May 9, 2016.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and long-term debt. At December 31, 2015, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $12.0 million in dividends from the Bank to the Company over the next three quarters of 2016, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises. For the three months ended March 31, 2016, the Company received a dividend payment of $4.0 million from the Bank and $8.0 million remained to be paid over the next two quarters. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At March 31, 2016, OceanFirst Financial Corp. held $17.6 million in cash.

As of March 31, 2016, the Company and the Bank exceeded all regulatory capital requirements as follows (in thousands):

OceanFirst Financial Corp.	Actual		Required
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to average assets)	$246,084	9.52%	$103,398	4.00%
Common equity Tier 1 (to risk-weighted assets)	243,439	13.40	81,770	4.50
Tier 1 capital (to risk-weighted assets)	246,084	13.54	109,027	6.00
Total capital (to risk-weighted assets)	262,376	14.44	145,370	8.00

OceanFirst Bank	Actual		Required
	Amount	Ratio	Amount	Ratio

Tier 1 capital (to average assets)	$223,585	8.65%	$103,355	4.00%
Common equity Tier 1 (to risk-weighted assets)	223,585	12.32	81,677	4.50
Tier 1 capital (to risk-weighted assets)	223,585	12.32	108,903	6.00
Total capital (to risk-weighted assets)	239,877	13.22	145,204	8.00

The Company and the Bank are considered “well-capitalized” under the Prompt Corrective Action Regulations.

At March 31, 2016, the Company maintained tangible common equity of $238.7 million, for a tangible common equity to assets ratio of 9.23%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $6.4 million at March 31, 2016.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2016 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Debt Obligations	$358,330	$90,809	$118,898	$126,123	$22,500
Commitments to Fund Undrawn Lines of Credit
Commercial	177,800	177,800	—	—	—
Consumer	124,569	124,569	—	—	—
Commitments to Originate Loans	94,181	94,181	—	—	—

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

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$909	$123
Commercial real estate – owner occupied	4,354	7,684
Commercial real estate - investor	940	3,112
Residential mortgage	8,788	5,779
Home equity loans and lines	1,202	1,574
Other consumer	—	2

Total non-performing loans	16,193	18,274
Other real estate owned	9,029	8,827

Total non-performing assets	$25,222	$27,101

Purchased credit impaired (“PCI”) loans	$376	$461

Delinquent loans 30-89 days	$6,996	$9,087

Allowance for loan losses as a percent of total loans receivable	0.80%	0.84%
Allowance for loan losses as a percent of total non-performing loans	100.13	91.51
Non-performing loans as a percent of total loans receivable	0.80	0.91
Non-performing assets as a percent of total assets	0.97	1.05

The Company’s non-performing loans totaled $16.2 million at March 31, 2016, as compared to $18.3 million at December 31, 2015. Included in the non-performing loan total at March 31, 2016 was $4.8 million of troubled debt restructured loans, as compared to $4.9 million of troubled debt restructured loans at December 31, 2015. Non-performing loans are concentrated in residential mortgage, which comprise 54.3% of the total at March 31, 2016. The decrease in commercial real estate – owner occupied was primarily due to payoffs and loans returning to accrual status. Non-performing loans do not include $376,000 of purchased credit impaired loans acquired from Colonial. At March 31, 2016, the allowance for loan losses totaled $16.2 million, or 0.80% of total loans, compared with $16.7 million or 0.84% of total loans at December 31, 2015. Other real estate owned includes $7.0 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	March 31, 2016	December 31, 2015
Special Mention	$18,027	$23,087
Substandard	29,977	33,258

The largest Substandard loan relationship is comprised of several credit facilities to a marina with an aggregate balance of $5.2 million. The loans are well collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. The largest Special Mention loan is a $4.2 million commercial real estate loan to a developer of a professional medical office property.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or fair value. Policies with respect to the methodology used to determine the allowance for loan losses and judgments regarding securities and goodwill impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. Goodwill will be evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2015 Form 10-K and Item 1A, Risk Factors, of this 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2016, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2016, the Company’s one-year gap was positive 2.00% as compared to negative 1.71% at December 31, 2015.

At March 31, 2016	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$13,740	$—	$—	$—	$—	$13,740
Investment securities	61,000	34,679	31,325	19,358	1,768	148,130
Mortgage-backed securities	28,768	46,020	84,470	59,889	48,437	267,584
FHLB stock	—	—	—	—	16,645	16,645
Loans receivable (2)	367,448	431,327	618,462	348,867	247,236	2,013,340

Total interest-earning assets	470,956	512,026	734,257	428,114	314,086	2,459,439

Interest-bearing liabilities:
Money market deposit accounts	44,850	9,052	20,891	16,876	72,216	163,885
Savings accounts	71,976	25,335	49,974	39,141	141,419	327,845
Interest-bearing checking accounts	481,732	39,760	83,442	59,679	195,855	860,468
Time deposits	60,266	87,412	62,191	56,616	935	267,420
FHLB advances	471	6,425	118,898	126,123	—	251,917
Securities sold under agreements to repurchase and other borrowings	106,413	—	—	—	—	106,413

Total interest-bearing liabilities	765,708	167,984	335,396	298,435	410,425	1,977,948

Interest sensitivity gap (3)	$(294,752)	$344,042	$398,861	$129,679	$(96,339)	$481,491

Cumulative interest sensitivity gap	$(294,752)	$49,290	$448,151	$577,830	$481,491	$481,491

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(11.98)%	2.00%	18.22%	23.49%	19.58%	19.58%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2016 and December 31, 2015. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2015 Form 10-K.

	March 31, 2016					December 31, 2015
	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$296,070	(2.7)%	12.1%	$76,670	(5.5)%	$286,152	(9.0)%	11.8%	$74,186	(9.3)%
200	308,427	1.4	12.3	79,230	(2.4)	303,359	(3.5)	12.2	77,638	(5.1)
100	311,586	2.4	12.1	80,733	(0.5)	313,886	(0.2)	12.3	80,160	(2.0)
Static	304,146	—	11.6	81,165	—	314,366	—	12.0	81,821	—
(100)	278,376	(8.5)	10.4	76,695	(5.5)	300,080	(4.5)	11.3	78,138	(4.5)

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and due from banks	$34,261	$43,946
Securities available-for-sale, at estimated fair value	30,085	29,902
Securities held-to-maturity, net (estimated fair value of $378,613 at March 31, 2016 and $397,763 at December 31, 2015)	375,616	394,813
Federal Home Loan Bank of New York stock, at cost	16,645	19,978
Loans receivable, net	1,996,993	1,970,703
Mortgage loans held for sale	3,386	2,697
Interest and dividends receivable	6,036	5,860
Other real estate owned	9,029	8,827
Premises and equipment, net	28,322	28,419
Servicing asset	544	589
Bank Owned Life Insurance	57,868	57,549
Deferred tax asset	16,786	16,807
Other assets	10,485	10,900
Core deposit intangible	310	256
Goodwill	2,081	1,822

Total assets	$2,588,447	$2,593,068

Liabilities and Stockholders’ Equity

Deposits	$1,971,360	$1,916,678
Securities sold under agreements to repurchase with retail customers	83,913	75,872
Federal Home Loan Bank advances	251,917	324,385
Other borrowings	22,500	22,500
Advances by borrowers for taxes and insurance	7,271	7,121
Other liabilities	10,410	8,066

Total liabilities	2,347,371	2,354,622

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 17,385,005 and 17,286,557 shares outstanding at March 31, 2016 and December 31, 2015, respectively	336	336
Additional paid-in capital	271,003	269,757
Retained earnings	231,016	229,140
Accumulated other comprehensive loss	(5,923)	(6,241)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,974)	(3,045)
Treasury stock, 16,208,767 and 16,280,215 shares at March 31, 2016 and December 31, 2015, respectively	(252,382)	(251,501)
Common stock acquired by Deferred Compensation Plan	(305)	(314)
Deferred Compensation Plan Liability	305	314

Total stockholders’ equity	241,076	238,446

Total liabilities and stockholders’ equity	$2,588,447	$2,593,068

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended March 31,
	2016	2015
	(Unaudited)
Interest income:
Loans	$21,035	$18,029
Mortgage-backed securities	1,415	1,623
Investment securities and other	623	517

Total interest income	23,073	20,169

Interest expense:
Deposits	1,271	955
Borrowed funds	1,243	1,081

Total interest expense	2,514	2,036

Net interest income	20,559	18,133

Provision for loan losses	563	375

Net interest income after provision for loan losses	19,996	17,758

Other income:
Bankcard services revenue	851	783
Wealth management revenue	550	528
Fees and service charges	1,817	1,889
Loan servicing income	56	52
Net gain on sale of loan servicing	—	81
Net gain on sales of loans available-for-sale	179	193
Net (loss) gain from other real estate operations	(406)	21
Income from Bank Owned Life Insurance	319	446
Other	10	(7)

Total other income	3,376	3,986

Operating expenses:
Compensation and employee benefits	8,466	7,539
Occupancy	1,626	1,454
Equipment	969	798
Marketing	251	274
Federal deposit insurance	529	498
Data processing	1,265	1,088
Check card processing	420	475
Professional fees	498	395
Other operating expense	1,277	1,167
Amortization of core deposit intangible	13	—
Merger related expenses	1,402	50

Total operating expenses	16,716	13,738

Income before provision for income taxes	6,656	8,006
Provision for income taxes	2,451	2,744

Net income	$4,205	$5,262

Basic earnings per share	$0.25	$0.32

Diluted earnings per share	$0.25	$0.32

Average basic shares outstanding	16,906	16,476

Average diluted shares outstanding	17,118	16,637

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended March 31,
	2016	2015
	(Unaudited)

Net income	$4,205	$5,262
Other comprehensive income:
Unrealized gain on securities (net of tax expense of $71 and $96 in 2016 and 2015, respectively)	102	139
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $149 and $125 in 2016 and 2015, respectively)	216	182

Total comprehensive income	$4,523	$5,583

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

Three months ended March 31, 2016 and 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2014	$—	$336	$265,260	$217,714	$(7,109)	$(3,330)	$(254,612)	$(304)	$304	$218,259
Net income	—	—	—	5,262	—	—	—	—	—	5,262
Other comprehensive income, net of tax	—	—	—	—	321	—	—	—	—	321
Tax benefit of stock plans	—	—	7	—	—	—	—	—	—	7
Stock awards	—	—	292	—	—	—	—	—	—	292
Treasury stock allocated to restricted stock plan	—	—	1,195	(139)	—	—	(1,056)	—	—	—
Purchased 110,143 shares of common stock	—	—	—	—	—	—	(1,881)	—	—	(1,881)
Allocation of ESOP stock	—	—	70	—	—	71	—	—	—	141
Cash dividend $0.13 per share	—	—	—	(2,146)	—	—	—	—	—	(2,146)
Exercise of stock options	—	—	—	(14)	—	—	61	—	—	47
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—

Balance at March 31, 2015	$—	$336	$266,824	$220,677	$(6,788)	$(3,259)	$(257,488)	$(307)	$307	$220,302

Balance at December 31, 2015	$—	$336	$269,757	$229,140	$(6,241)	$(3,045)	$(251,501)	$(314)	$314	$238,446
Net income	—	—	—	4,205	—	—	—	—	—	4,205
Other comprehensive income, net of tax	—	—	—	—	318	—	—	—	—	318
Tax expense of stock plans	—	—	(270)	—	—	—	—	—	—	(270)
Stock awards	—	—	330	—	—	—	—	—	—	330
Treasury stock allocated to restricted stock plan	—	—	1,108	(113)	—	—	(995)	—	—	—
Allocation of ESOP stock	—	—	78	—	—	71	—	—	—	149
Cash dividend $0.13 per share	—	—	—	(2,197)	—	—	—	—	—	(2,197)
Exercise of stock options	—	—	—	(19)	—	—	114	—	—	95
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	9	(9)	—

Balance at March 31, 2016	$—	$336	$271,003	$231,016	$(5,923)	$(2,974)	$(252,382)	$(305)	$305	$241,076

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the three months ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$4,205	$5,262

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	973	744
Allocation of ESOP stock	149	141
Stock awards	330	292
Amortization of servicing asset	45	153
Net premium amortization in excess of discount accretion on securities	388	596
Net amortization of deferred costs and discounts on loans	128	22
Amortization of core deposit intangible	13	—
Net accretion/amortization of purchase accounting adjustments	(164)	—
Provision for loan losses	563	375
Net loss (gain) on sale of other real estate owned	65	(67)
Net gain on sales of loans	(179)	(193)
Proceeds from sales of mortgage loans held for sale	9,080	11,173
Mortgage loans originated for sale	(9,590)	(12,799)
Increase in value of Bank Owned Life Insurance	(319)	(446)
(Increase) decrease in interest and dividends receivable	(161)	32
Decrease in other assets	229	1,570
Increase (decrease) in other liabilities	2,206	(2,300)

Total adjustments	3,756	(707)

Net cash provided by operating activities	7,961	4,555

Cash flows from investing activities:
Net increase in loans receivable	(14,382)	(41,169)
Purchase of loans receivable	(12,942)	(7,186)
Purchase of investment securities available-for-sale	—	(9,973)
Proceeds from maturities of investment securities held-to-maturity	6,135	11,415
Principal repayments on mortgage-backed securities held-to-maturity	13,029	14,879
Decrease in Federal Home Loan Bank of New York stock	3,333	2,442
Proceeds from sales of other real estate owned	208	875
Purchases of premises and equipment	(876)	(874)
Cash acquired, net of cash paid for branch acquisition	16,727	—

Net cash provided by (used in) investing activities	11,232	(29,591)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the three months ended March 31,
	2016	2015
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$37,771	$80,791
Decrease in short-term borrowings	(73,959)	(75,393)
Proceeds from Federal Home Loan Bank advances	10,000	20,000
Repayments of Federal Home Loan Bank advances	(468)	—
Increase in advances by borrowers for taxes and insurance	150	1,162
Exercise of stock options	95	47
Purchase of treasury stock	—	(757)
Dividends paid	(2,197)	(2,146)
Tax (expense) benefit of stock plans	(270)	7

Net cash (used in) provided by financing activities	(28,878)	23,711

Net decrease in cash and due from banks	(9,685)	(1,325)

Cash and due from banks at beginning of period	43,946	36,117

Cash and due from banks at end of period	$34,261	$34,792

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,485	$2,015
Income taxes	—	162
Non-cash activities:
Loans charged-off, net	1,071	273
Transfer of loans receivable to other real estate owned	475	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”), and its wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Services, LLC, 975 Holdings, LLC and Hooper Holdings, LLC.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for all of 2016. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2015.

Note 2. Branch Acquisition

On March 11, 2016, the Company completed its acquisition of an existing retail branch in the Toms River market. Under the terms of the Purchase and Assumption Agreement dated July 31, 2015, the Company recognized a deposit premium of $340,000, equal to 2.50% of core deposits; i.e., all deposits other than time deposits, government deposits, and fiduciary accounts. Up to 1.0% of the deposit premium is contingent on the core deposit balance seventy-five days after closing.

The branch acquisition was accounted for using the purchase method of accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date as additional information regarding the acquisition date fair values becomes available.

The following table presents the assets acquired and liabilities assumed as of March 11, 2016 and their initial fair value estimates (in thousands).

	Book Value	Fair Value Adjustment	Fair Value

Assets Acquired
Cash and cash equivalents	$16,727	$—	$16,727
Loans	9	—	9
Other assets	15	—	15
Core deposit intangible	—	66	66

Total assets acquired	$16,751	$66	$16,817

Liabilities Assumed
Deposits	$16,953	$4	$16,957
Other liabilities	138	—	138

Total liabilities assumed	$17,091	$4	$17,095

Goodwill			$278

Note 3. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015

Weighted average shares issued net of Treasury shares	17,304	16,902
Less: Unallocated ESOP shares	(357)	(391)
Unallocated incentive award shares and shares held by deferred compensation plan	(41)	(35)

Average basic shares outstanding	16,906	16,476
Add: Effect of dilutive securities:
Stock options	192	141
Shares held by deferred compensation plan	20	20

Average diluted shares outstanding	17,118	16,637

For the three months ended March 31, 2016 and 2015, antidilutive stock options of 1,113,000 and 813,000, respectively, were excluded from earnings per share calculations.

Note 4. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	At March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$29,916	$169	$—	$30,085

Held-to-maturity:
Investment securities:
U.S. agency obligations	$50,074	$374	$(2)	$50,446
State and municipal obligations	12,140	60	(3)	12,197
Corporate debt securities	56,000	—	(11,909)	44,091

Total investment securities	118,214	434	(11,914)	106,734

Mortgage-backed securities:
FHLMC	114,709	1,011	(411)	115,309
FNMA	152,392	3,854	(257)	155,989
GNMA	483	98	—	581

Total mortgage-backed securities	267,584	4,963	(668)	271,879

Total held-to-maturity	$385,798	$5,397	$(12,582)	$378,613

Total securities	$415,714	$5,566	$(12,582)	$408,698

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Investment securities:
U.S. agency obligations	$29,906	$23	$(27)	$29,902

Held-to-maturity:
Investment securities:
U.S. agency obligations	$55,178	$87	$(59)	$55,206
State and municipal obligations	13,311	18	(3)	13,326
Corporate debt securities	56,000	—	(8,527)	47,473

Total investment securities	124,489	105	(8,589)	116,005

Mortgage-backed securities:
FHLMC	120,116	364	(1,489)	118,991
FNMA	160,254	3,039	(1,123)	162,170
GNMA	502	95	—	597

Total mortgage-backed securities	280,872	3,498	(2,612)	281,758

Total held-to-maturity	$405,361	$3,603	$(11,201)	$397,763

Total securities	$435,267	$3,626	$(11,228)	$427,665

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Amortized cost	$385,798	$405,361
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	3,165	2,799

Carrying value	$375,616	$394,813

There were no realized gains or losses on the sale of securities for the three months ended March 31, 2016 and March 31, 2015.

The amortized cost and estimated fair value of investment securities at March 31, 2016 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2016, corporate debt securities with an amortized cost of $56.0 million and estimated fair value of $44.1 million were callable prior to the maturity date.

March 31, 2016	Amortized Cost	Estimated Fair Value

Less than one year	$39,679	$39,700
Due after one year through five years	50,683	51,249
Due after five years through ten years	2,768	2,779
Due after ten years	55,000	43,091

	$148,130	$136,819

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At March 31, 2016
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Held-to-maturity:
Investment securities:
U.S. agency obligations	$5,026	$(2)	$—	$—	$5,026	$(2)
State and municipal obligations	443	(1)	913	(2)	1,356	(3)
Corporate debt securities	—	—	43,091	(11,909)	43,091	(11,909)

Total investment securities	5,469	(3)	44,004	(11,911)	49,473	(11,914)

Mortgage-backed securities:
FHLMC	2,569	(1)	42,176	(410)	44,745	(411)
FNMA	—	—	22,694	(257)	22,694	(257)

Total mortgage-backed securities	2,569	(1)	64,870	(667)	67,439	(668)

Total held-to-maturity	$8,038	$(4)	$108,874	$(12,578)	$116,912	$(12,582)

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available-for-sale:
Investment securities:
U.S. agency obligations	$14,937	$(27)	$—	$—	$14,937	$(27)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$30,175	$(43)	$5,023	$(16)	$35,198	$(59)
State and municipal obligations	2,857	(2)	639	(1)	3,496	(3)
Corporate debt securities	—	—	46,473	(8,527)	46,473	(8,527)

Total investment securities	33,032	(45)	52,135	(8,544)	85,167	(8,589)

Mortgage-backed securities:
FHLMC	35,816	(200)	53,604	(1,289)	89,420	(1,489)
FNMA	44,004	(434)	23,318	(689)	67,322	(1,123)

Total mortgage-backed securities	79,820	(634)	76,922	(1,978)	156,742	(2,612)

Total held-to-maturity	$112,852	$(679)	$129,057	$(10,522)	$241,909	$(11,201)

Total securities	$127,789	$(706)	$129,057	$(10,522)	$256,846	$(11,228)

At March 31, 2016, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$11,675	Ba1/BB+
Chase Capital	10,000	7,750	Baa2/BBB-
Wells Fargo Capital	5,000	4,025	A1/BBB+
Huntington Capital	5,000	3,800	Baa2/BB
Keycorp Capital	5,000	4,012	Baa2/BB+
PNC Capital	5,000	4,050	Baa1/BBB-
State Street Capital	5,000	3,938	A3/BBB
SunTrust Capital	5,000	3,841	Baa3/BB+

	$55,000	$43,091

At March 31, 2016, the estimated fair value of each of the above corporate debt securities was below cost. However, the estimated fair value of the corporate debt securities has steadily increased over the past several years. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A3 to a low of Ba1 as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required interest rate spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at March 31, 2016. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Interest rate spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at March 31, 2016.

Note 5. Loans Receivable, Net

Loans receivable, net at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Commercial:
Commercial and industrial	$141,195	$144,538
Commercial real estate – owner occupied	308,666	307,509
Commercial real estate - investor	536,547	510,725

Total commercial	986,408	962,772

Consumer:
Residential mortgage	792,753	791,249
Residential construction	54,259	50,757
Home equity loans and lines	190,621	192,368
Other consumer	570	792

Total consumer	1,038,203	1,035,166

Total loans	2,024,611	1,997,938
Purchased credit impaired (“PCI”) loans	376	461
Loans in process	(15,033)	(14,206)
Deferred origination costs, net	3,253	3,232
Allowance for loan losses	(16,214)	(16,722)

Total loans, net	$1,996,993	$1,970,703

At March 31, 2016 and December 31, 2015, loans in the amount of $16.2 million and $18.3 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $2.8 million at March 31, 2016. The amount of foreclosed residential real estate property held by the Company was $2.0 million at March 31, 2016.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At March 31, 2016, the impaired loan portfolio totaled $34.4 million for which there was a specific allocation in the allowance for loan losses of $249,000. At December 31, 2015, the impaired loan portfolio totaled $38.4 million for which there was a specific allocation in the allowance for loan losses of $1.3 million. The average balance of impaired loans for the three months ended March 31, 2016 and 2015 was $34.6 million and $36.3 million, respectively.

An analysis of the allowance for loan losses for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three months ended
	March 31,
	2016	2015

Balance at beginning of period	$16,722	$16,317
Provision charged to operations	563	375
Charge-offs	(1,172)	(358)
Recoveries	101	85

Balance at end of period	$16,214	$16,419

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2016 and 2015 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Provision (benefit) charged to operations	(11)	1,039	(581)	(40)	(144)	300	563
Charge-offs	(78)	(968)	—	(3)	(123)	—	(1,172)
Recoveries	54	—	10	29	8	—	101

Balance at end of period	$6,555	$2,363	$4,302	$1,081	$1,380	$533	$16,214

For the three months ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$4,291	$3,627	$5,308	$1,146	$863	$1,082	$16,317
Provision (benefit) charged to operations	(52)	202	251	72	(99)	1	375
Charge-offs	(55)	—	(88)	(215)	—	—	(358)
Recoveries	22	—	—	60	3	—	85

Balance at end of period	$4,206	$3,829	$5,471	$1,063	$767	$1,083	$16,419

March 31, 2016
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$43	$127	$79	$—	$—	$—	$249
Collectively evaluated for impairment	6,512	2,236	4,223	1,081	1,380	533	15,965

Total ending allowance balance	$6,555	$2,363	$4,302	$1,081	$1,380	$533	$16,214

Loans:
Loans individually evaluated for impairment	$13,530	$17,226	$925	$2,059	$703	$—	$34,443
Loans collectively evaluated for impairment	833,482	291,440	535,622	189,132	140,492	—	1,990,168

Total ending loan balance	$847,012	$308,666	$536,547	$191,191	$141,195	$—	$2,024,611

December 31, 2015
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$31	$544	$287	$43	$434	$—	$1,339
Collectively evaluated for impairment	6,559	1,748	4,586	1,052	1,205	233	15,383

Total ending allowance balance	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722

Loans:
Loans individually evaluated for impairment	$13,165	$18,964	$2,686	$2,307	$1,250	$—	$38,372
Loans collectively evaluated for impairment	828,841	288,545	508,039	190,853	143,288	—	1,959,566

Total ending loan balance	$842,006	$307,509	$510,725	$193,160	$144,538	$—	$1,997,938

A summary of impaired loans at March 31, 2016 and December 31, 2015 is as follows, excluding PCI loans (in thousands):

	March 31, 2016	December 31, 2015

Impaired loans with no allocated allowance for loan losses	$33,086	$35,177
Impaired loans with allocated allowance for loan losses	1,357	3,195

	$34,443	$38,372

Amount of the allowance for loan losses allocated	$249	$1,339

At March 31, 2016, impaired loans include troubled debt restructuring loans of $31.5 million of which $26.7 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2015, impaired loans include troubled debt restructuring loans of $31.3 million of which $26.3 million were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of March 31, 2016
With no related allowance recorded:
Residential real estate	$13,521	$13,043	$—
Commercial real estate - owner occupied	16,923	16,996	—
Commercial real estate - investor	317	285
Consumer	2,585	2,059	—
Commercial and industrial	703	703	—

	$34,049	$33,086	$—

With an allowance recorded:
Residential real estate	$487	$487	$43
Commercial real estate - owner occupied	232	230	127
Commercial real estate - investor	640	640	79
Consumer	—	—	—
Commercial and industrial	—	—	—

	$1,359	$1,357	$249

As of December 31, 2015
With no related allowance recorded:
Residential real estate	$13,431	$13,056	$—
Commercial real estate - owner occupied	18,742	18,688	—
Commercial real estate - investor	498	466
Consumer	2,577	2,264	—
Commercial and industrial	703	703	—

	$35,951	$35,177	$—

With an allowance recorded:
Residential real estate	$109	$109	$31
Commercial real estate - owner occupied	276	276	544
Commercial real estate - investor	2,171	2,220	287
Consumer	81	43	43
Commercial and industrial	547	547	434

	$3,184	$3,195	$1,339

	Three months ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$13,190	$125	$12,726	$146
Commercial real estate - owner occupied	16,792	131	11,741	72
Commercial real estate - investor	345	2	907	—
Consumer	2,196	29	2,040	28
Commercial and industrial	703	—	274	—

	$33,226	$287	$27,688	$246

With an allowance recorded:
Residential real estate	$489	$4	$111	$1
Commercial real estate - owner occupied	228	4	7,757	24
Commercial real estate - investor	642	—	642	—
Consumer	—	—	109	1
Commercial and industrial	—	—	—	—

	$1,359	$8	$8,619	$26

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of March 31, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	March 31, 2016	December 31, 2015
Residential real estate	$8,788	$5,779
Commercial real estate - owner occupied	4,354	7,684
Commercial real estate - investor	940	3,112
Consumer	1,202	1,576
Commercial and industrial	909	123

	$16,193	$18,274

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2016
Residential real estate	$4,933	$1,226	$5,890	$12,049	$834,963	$847,012
Commercial real estate - owner occupied	235	—	4,759	4,994	303,672	308,666
Commercial real estate - investor	—	841	1,189	2,030	534,517	536,547
Consumer	880	217	1,008	2,105	189,086	191,191
Commercial and industrial	—	10	245	255	140,940	141,195

	$6,048	$2,294	$13,091	$21,433	$2,003,178	$2,024,611

December 31, 2015
Residential real estate	$4,075	$2,716	$3,168	$9,959	$832,047	$842,006
Commercial real estate - owner occupied	80	—	7,684	7,764	299,745	307,509
Commercial real estate - investor	217	1,208	2,649	4,074	506,651	510,725
Consumer	1,661	115	1,248	3,024	190,136	193,160
Commercial and industrial	8	—	360	368	144,170	144,538

	$6,041	$4,039	$15,109	$25,189	$1,972,749	$1,997,938

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

Pass. Loans not meeting the criteria above that are analyzed individually as part of the above described process.

As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows, excluding PCI loans (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016
Commercial real estate - owner occupied	$289,814	$4,923	13,929	$—	$308,666
Commercial real estate - investor	522,234	6,720	7,593	—	536,547
Commercial and industrial	139,567	662	966	—	141,195

	$951,615	$12,305	$22,488	$—	$986,408

December 31, 2015
Commercial real estate - owner occupied	$288,701	$1,803	$17,005	$—	$307,509
Commercial real estate - investor	494,664	10,267	5,794	—	510,725
Commercial and industrial	142,387	787	1,364	—	144,538

	$925,752	$12,857	$24,163	$—	$962,772

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
March 31, 2016
Performing	$838,224	$189,989
Non-performing	8,788	1,202

	$847,012	$191,191

December 31, 2015
Performing	$836,227	$191,584
Non-performing	5,779	1,576

	$842,006	$193,160

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Included in the non-accrual loan total at March 31, 2016 and December 31, 2015 were $4.8 million and $4.9 million, respectively, of troubled debt restructurings. At March 31, 2016 and December 31, 2015, the Company has allocated $170,000 and $262,000, respectively, of specific reserves to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at March 31, 2016 and December 31, 2015, which totaled $26.7 million and $26.3 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2016 and 2015, and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2016
Troubled Debt Restructurings:
Residential real estate	1	$190	$189
Commercial real estate – owner occupied	1	256	270

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2015
Troubled Debt Restructurings:
Residential real estate	2	$249	$249
Commercial real estate - investor	2	2,093	2,005
Consumer	3	136	136

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Colonial at July 31, 2015 (in thousands):

July 31, 2015
Contractually required principal and interest	$3,263
Contractual cash flows not expected to be collected (non-accretable discount)	(2,012)

Expected cash flows to be collected at acquisition	1,251
Interest component of expected cash flows (accretable yield)	(220)

Fair value of acquired loans	$1,031

The following table summarizes the changes in accretable yield for PCI loans during the three months ended March 31, 2016 (in thousands):

Three months ended March 31, 2016
Beginning balance	$75
Accretion	(9)
Reclassification from non-accretable difference	—

Ending balance	$66

Note 6. Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations was $986,000 at March 31, 2016, unchanged from December 31, 2015, compared to $1,032,000 at March 31, 2015, unchanged from December 31, 2014. The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The reserve is included in other liabilities in the accompanying statements of financial condition.

At March 31, 2016, and December 31, 2015, there were no outstanding loan repurchase requests.

Note 7. Deposits

The major types of deposits at March 31, 2016 and December 31, 2015 were as follows (in thousands):

Type of Account	March 31, 2016	December 31, 2015

Non-interest-bearing	$351,743	$337,143
Interest-bearing checking	860,468	859,927
Money market deposit	163,885	153,196
Savings	327,845	310,989
Time deposits	267,420	255,423

Total deposits	$1,971,361	$1,916,678

Included in time deposits at March 31, 2016 and December 31, 2015, is $127.8 million and $119.6 million, respectively, in deposits of $100,000 and over.

Note 8. Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations, Simplifying the Accounting for Measurement – Period Adjustments.” The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718).” The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

Note 9. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or the most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2016. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair	Level 1	Level 2	Level 3
March 31, 2016	Value	Inputs	Inputs	Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$30,085	$—	$30,085	$—
Items measured on a non-recurring basis:
Other real estate owned	9,029	—	—	9,029
Loans measured for impairment based on the fair value of the underlying collateral	3,239	—	—	3,239

		Fair Value Measurements at Reporting Date Using:
	Total Fair	Level 1	Level 2	Level 3
December 31, 2015	Value	Inputs	Inputs	Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$29,902	$—	$29,902	$—
Items measured on a non-recurring basis:
Other real estate owned	8,827	—	—	8,827
Loans measured for impairment based on the fair value of the underlying collateral	4,344	—	—	4,344

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2016 and December 31, 2015 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
March 31, 2016	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$34,261	$34,261	$—	$—
Securities held-to-maturity	375,616	—	378,613	—
Federal Home Loan Bank of New York stock	16,645	—	—	16,645
Loans receivable, net and mortgage loans held for sale	2,000,379	—	—	2,030,537
Financial Liabilities:
Deposits other than time deposits	1,703,940	—	1,703,940	—
Time deposits	267,420	—	269,034	—
Securities sold under agreements to repurchase with retail customers	83,913	83,913	—	—
Federal Home Loan Bank advances and other borrowings	274,417	—	276,905	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2015	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$43,946	$43,946	$—	$—
Securities held-to-maturity	394,813	—	397,763	—
Federal Home Loan Bank of New York stock	19,978	—	—	19,978
Loans receivable and mortgage loans held for sale	1,973,400	—	—	1,986,891
Financial Liabilities:
Deposits other than time deposits	1,661,255	—	1,661,255	—
Time deposits	255,423	—	255,564	—
Securities sold under agreements to repurchase with retail customers	75,872	75,872	—	—
Federal Home Loan Bank advances and other borrowings	346,885	—	346,118	—

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

Note 10. Subsequent Event

On January 5, 2016, the Company announced an agreement to acquire Cape Bancorp (“Cape”), headquartered in Cape May Court House, New Jersey, in a transaction valued at approximately $195 million. Under the terms of the agreement, Cape stockholders were entitled to receive $2.25 in cash and 0.6375 shares of OceanFirst common stock, for each share of Cape common stock. The total number of shares issued in the transaction was approximately 8,283,000. The transaction closed on May 2, 2016.

Cape operated twenty-two full-service banking offices and five loan offices and held approximately $1.6 billion in total assets, $1.2 billion in total loans and $1.1 billion in total deposits.

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

Item 1A. Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2015 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2016	—	$—	—	244,804
February 1, 2016 through February 29, 2016	—	$—	—	244,804
March 1, 2016 through March 31, 2016	—	$—	—	244,804

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 9, 2016	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

DATE: May 9, 2016	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	37

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.