Form 10-Q
period 2016-06-30
OCEANFIRST FINANCIAL CORP
filed 2016-08-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of August 4, 2016 there were 25,839,744 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2016	March 31, 2016	June 30, 2015
SELECTED FINANCIAL CONDITION DATA:

Total assets	$4,047,493	$2,588,447	$2,395,100
Loans receivable, net	3,130,046	1,996,993	1,772,879
Deposits	3,206,262	1,971,360	1,761,675
Stockholders’ equity	409,258	241,076	221,535

SELECTED OPERATING DATA:

Net interest income	30,014	20,559	18,433
Provision for loan losses	662	563	300
Other income	4,883	3,376	4,171
Operating expenses	28,646	16,716	14,392
Net income	3,661	4,205	5,133
Diluted earnings per share	0.16	0.25	0.31

SELECTED FINANCIAL RATIOS:

Stockholders’ equity per share	15.89	13.89	13.25
Tangible stockholders’ equity per share (1)	13.14	13.75	13.25
Cash dividend per share	0.13	0.13	0.13
Stockholders’ equity to total assets	10.11%	9.31%	9.25%
Tangible stockholders’ equity to total tangible assets (1)	8.51	9.23	9.25
Return on average assets (2) (3)	0.40	0.65	0.86
Return on average stockholders’ equity (2) (3)	3.77	7.01	9.29
Return on average tangible stockholders’ equity (1) (2) (3)	4.30	7.07	9.29
Net interest rate spread	3.46	3.23	3.15
Net interest margin	3.55	3.32	3.23
Operating expenses to average assets (2) (3)	3.14	2.57	2.40
Efficiency ratio (3)	82.09	69.84	63.67

ASSET QUALITY:

Non-performing loans	$15,330	$16,193	$20,905
Non-performing assets	25,121	25,222	24,262
Allowance for loan losses as a percent of total loans receivable	0.53%	0.80%	0.92%
Allowance for loan losses as a percent of total non-performing loans	108.79	100.13	79.09
Non-performing loans as a percent of total loans receivable	0.48	0.80	1.16
Non-performing assets as a percent of total assets	0.62	0.97	1.01

Wealth Management
Assets under administration	$221,277	$203,723	$216,533

(1)	Tangible stockholders’ equity is calculated by excluding intangible assets relating to goodwill and core deposit intangible.
(2)	Ratios are annualized.
(3)	Performance ratios include the adverse impact of merger related expenses of $7.2 million, or $5.0 million, net of tax benefit, for the quarter ended June 30, 2016; $1.4 million, or $1.2 million, net of tax benefit, for the quarter ended March 31, 2016; and $184,000, or $151,000, net of tax benefit, for the quarter ended June 30, 2015.

Summary

OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank headquartered in Ocean County, New Jersey, serving business and retail customers in the central and southern New Jersey region. The term “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

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

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded moderately in 2015 and continues to show modest growth again in 2016. Labor market conditions improved as the national and local unemployment rates in the first half of 2016 both decreased compared to prior year levels, while measures of inflation remain subdued.

Highlights of the Company’s financial results and corporate activities for the three months ended June 30, 2016 were as follows:

On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. (“Cape”), valued at $195 million. The acquisition added 22 new branches, $1.5 billion in assets, $1.2 billion in loans, and $1.2 billion in deposits. The Company anticipates that core system integration and rebranding will occur in October 2016, providing for the realization of additional cost savings entering the first quarter of 2017.

On July 13, 2016, the Company announced it had entered into a definitive agreement and plan of merger pursuant to which Ocean Shore Holding Company (“Ocean Shore”), the holding company and parent of Ocean City Home Bank, will merge with and into OceanFirst in a transaction valued at approximately $145.6 million. Ocean City Home Bank is one of southern New Jersey’s oldest and largest community banks with 11 branches, $1.1 billion in assets, $818 million in total deposits and $796 million in gross loans. The transaction is subject to customary regulatory and stockholder approvals.

Net income for the three months ended June 30, 2016, was $3.7 million, or $0.16 per diluted share, as compared to net income of $5.1 million, or $0.31 per diluted share, for the corresponding prior year period. Net income for the three months ended June 30, 2016 includes merger related expenses of $7.2 million. In connection with the Cape acquisition, the Bank deleveraged the combined balance sheet through the sale of lower-yielding securities and the prepayment of existing term borrowings in order to improve the net interest margin, reduce interest rate sensitivity, and increase capital ratios. The implementation of this strategy resulted in an expense of $136,000 relating to the prepayment of Federal Home Loan Bank (“FHLB”) borrowings and a loss of $12,000 on the sale of investment securities available-for-sale (the “deleveraging” costs). The after-tax impact of merger related expenses and deleveraging costs was $5.0 million which reduced diluted earnings per share by $0.22. Excluding these items, diluted earnings per share increased over the prior year period due to higher net interest income and other income, partly offset by higher operating expenses and provision for loan losses.

Net interest income for the three months ended June 30, 2016 increased to $30.0 million, as compared to $18.4 million for the corresponding prior year period reflecting an increase in interest-earning assets and a higher net interest margin due to the Cape acquisition.

Other income increased to $4.9 million for the three months ended June 30, 2016, as compared to $4.2 million for the same prior year period. The increase was primarily due to the impact of the Cape acquisition which added $951,000 to total other income. Operating expenses, excluding merger related expenses, increased $7.2 million for the three months ended June 30, 2016, as compared to the same prior year period primarily due to the operations of Cape and Colonial American Bank (acquired July 31, 2015), the investment in commercial lending and the impact of operating new branches.

The Company remains well-capitalized with a tangible common equity ratio of 8.51% at June 30, 2016. On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. No shares were repurchased during the quarter, and 244,804 shares remained available for repurchase at June 30, 2016.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2016 and 2015. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED,
	JUNE 30, 2016			JUNE 30, 2015
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$40,567	$41	0.40%	$28,636	$6	0.08%
Securities (1) and FHLB stock	571,463	2,579	1.81	490,760	2,022	1.65
Loans receivable, net (2):
Commercial	1,471,159	17,783	4.84	790,055	8,759	4.43
Residential	1,076,557	10,225	3.80	791,603	7,799	3.94
Home equity	236,937	2,498	4.22	194,250	1,982	4.08
Other	1,011	15	5.93	436	8	7.00
Allowance for loan loss net of deferred loan fees	(13,146)	—	—	(13,349)	—	—

Total loans	2,772,518	30,521	4.40	1,762,995	18,548	4.21

Total interest-earning assets	3,384,548	33,141	3.92	2,282,391	20,576	3.61

Non-interest-earning assets	262,554			112,445

Total assets	$3,647,102			$2,394,836

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$1,166,298	503	0.17	$845,876	187	0.09
Money market	298,530	180	0.24	122,668	26	0.08
Savings	434,438	41	0.04	305,173	25	0.03
Time deposits	417,301	1,047	1.00	212,160	729	1.37

Total	2,316,567	1,771	0.31	1,485,877	967	0.26
Securities sold under agreements to repurchase	76,907	26	0.14	67,873	22	0.13
FHLB advances	287,171	1,201	1.67	270,431	952	1.41
Other borrowings	22,500	129	2.29	27,500	202	2.94

Total interest-bearing liabilities	2,703,145	3,127	0.46	1,851,681	2,143	0.46

Non-interest-bearing deposits	529,230			307,528
Non-interest-bearing liabilities	26,033			14,707

Total liabilities	3,258,408			2,173,916
Stockholders’ equity	388,694			220,920

Total liabilities and stockholders’ equity	$3,647,102			$2,394,836

Net interest income		$30,014			$18,433

Net interest rate spread (3)			3.46%			3.15%

Net interest margin (4)			3.55%			3.23%

Total cost of deposits (including non-interest-bearing deposits)			0.25%			0.22%

	FOR THE SIX MONTHS ENDED,
	JUNE 30, 2016			JUNE 30, 2015
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$44,533	$70	0.31%	$28,443	$11	0.08%
Securities (1) and FHLB stock	508,590	4,588	1.80	500,326	4,157	1.66
Loans receivable, net (2):
Commercial	1,221,604	28,780	4.71	765,396	17,059	4.46
Residential	954,059	18,265	3.83	785,079	15,530	3.96
Home equity	214,146	4,488	4.19	195,384	3,973	4.07
Other	756	23	6.08	434	15	6.91
Allowance for loan loss net of deferred loan fees	(13,396)	—	—	(13,269)	—	—

Total loans	2,377,169	51,556	4.34	1,733,024	36,577	4.22

Total interest-earning assets	2,930,292	56,214	3.84	2,261,793	40,745	3.60

Non-interest-earning assets	195,768			112,176

Total assets	$3,126,060			$2,373,969

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$1,033,091	808	0.16	$859,312	382	0.09
Money market	227,428	250	0.22	111,860	46	0.08
Savings	375,293	67	0.04	303,717	49	0.03
Time deposits	340,511	1,917	1.13	208,324	1,444	1.39

Total	1,976,323	3,042	0.31	1,483,213	1,921	0.26
Securities sold under agreements to repurchase	80,207	54	0.13	67,260	43	0.13
FHLB advances	276,547	2,284	1.65	256,511	1,812	1.41
Other borrowings	22,500	261	2.32	27,500	402	2.92

Total interest-bearing liabilities	2,355,577	5,641	0.48	1,834,484	4,179	0.46

Non-interest-bearing deposits	436,300			302,490
Non-interest-bearing liabilities	19,836			14,701

Total liabilities	2,811,713			2,151,675
Stockholders’ equity	314,347			222,294

Total liabilities and stockholders equity	$3,126,060			$2,373,969

Net interest income		$50,573			$36,566

Net interest rate spread (3)			3.36%			3.14%

Net interest margin (4)			3.45%			3.23%

Total cost of deposits (including non-interest bearing deposits)			0.25%			0.22%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased by $1,454 million to $4,047 million at June 30, 2016, from $2,593 million at December 31, 2015 as a result of the Cape acquisition. Loans receivable, net, increased by $1,159 million, to $3,130 million at June 30, 2016, from $1,971 million at December 31, 2015. Excluding the Cape acquisition, loans receivable net, increased $2.4 million. As part of the acquisition of Cape, Colonial American Bank (“Colonial”) and the purchase of an existing retail branch in the Toms River market in the first quarter of 2016, the Company has outstanding goodwill and core deposit intangible at June 30, 2016 of $67.1 million and $3.9 million, respectively.

Deposits increased by $1,290 million, to $3,206 million at June 30, 2016, from $1,917 million at December 31, 2015, including deposits of $1,248 million acquired from Cape and $17.0 million acquired through the purchase of an existing retail branch located in the Toms River market. The loan-to-deposit ratio at June 30, 2016 was 97.6%, as compared to 102.8% at December 31, 2015. The deposit growth partly funded a decrease in FHLB advances of $11.8 million, to $312.6 million at June 30, 2016, from $324.4 million at December 31, 2015.

Stockholders’ equity increased to $409.3 million at June 30, 2016, as compared to $238.4 million at December 31, 2015. The acquisition of Cape added $165.9 million to stockholder’s equity. At June 30, 2016, there were 244,804 shares available for repurchase under the stock repurchase program adopted in July of 2014. Tangible stockholders’ equity per common share decreased to $13.14 at June 30, 2016, as compared to $13.67 at December 31, 2015 due to the addition of intangible assets in the Cape acquisition.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2016 and June 30, 2015

General

On July 31, 2015, the Company completed its acquisition of Colonial which added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits. Colonial’s results of operations are included in the consolidated results for the three and six months ended June 30, 2016, but are excluded from the results of operations for the corresponding prior year periods.

On May 2, 2016, the Company completed its acquisition of Cape, which added $1.5 billion to assets, $1.2 billion to loans and $1.2 billion to deposits. Cape’s results of operations from May 2, 2016 through June 30, 2016 are included in the consolidated results for the three and six months ended June 30, 2016, but are excluded from the results of operations for the corresponding prior year periods.

Net income for the three months ended June 30, 2016 was $3.7 million, or $0.16 per diluted share, as compared to net income of $5.1 million, or $0.31 per diluted share for the corresponding prior year period. Net income for the six months ended June 30, 2016 was $7.9 million, or $0.39 per diluted share, as compared to net income of $10.4 million, or $0.63 per diluted share, for the corresponding prior year period. Net income for the three and six months ended June 30, 2016 includes merger related expenses of $7.2 million, and $8.6 million, respectively. Additionally, net income for the three and six months ended June 30, 2016, includes a Federal Home Loan Bank prepayment fee of $136,000, and a loss on the sale of investment securities available-for-sale of $12,000. The after-tax impact of merger related expenses and the deleveraging costs reduced diluted earnings per share by $0.22 and $0.29 for the three and six months ended June 30, 2016, respectively. Excluding the merger, related expenses and the deleveraging costs, diluted earnings per share increased over the prior year periods due to higher net interest income and other income, partly offset by higher operating expenses and provision for loan losses.

Interest Income

Interest income for the three months and six months ended June 30, 2016 increased to $33.1 million and $56.2 million, respectively, as compared to $20.6 million and $40.7 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased $1,102 million and $668.5 million, respectively, for the three and six months ended June 30, 2016, as compared to the same prior year periods benefiting from the interest-earning assets acquired from Cape and Colonial which averaged $980.2 million and $545.6 million, respectively, for the three and six months ended June 30, 2016. Average loans receivable, net, increased $1,009 million and $644.1 million, respectively, for the three and six months ended June 30, 2016, as compared to the same prior year periods. The increases attributable to Cape and Colonial were $866.4 million and $483.9 million, respectively. The yield on average interest-earning assets increased to 3.92% and 3.84%, respectively, for the three and six months ended June 30, 2016, as compared to 3.61% and 3.60%, respectively, for the same prior year periods. The yields on average interest-earning assets for the three and six months ended June 30, 2016 benefited from the accretion of purchase accounting adjustments for Cape and Colonial, the higher-yielding interest-earning assets acquired from Cape and the change in the average balance sheet mix in favor of higher-yielding loans receivable over lower-yielding investment securities.

Interest Expense

Interest expense for the three and six months ended June 30, 2016 was $3.1 million and $5.6 million, respectively, as compared to $2.1 million and $4.2 million, respectively, in the corresponding prior year periods. The cost of average interest-bearing liabilities at 0.46% for the three months ended June 30, 2016, was unchanged as compared to the prior year period. For the six months ended June 30, 2016, the cost of average interest-bearing liabilities increased to 0.48%, from 0.46%, in the prior year period. The total cost of deposits (including non-interest bearing deposits) was 0.25% for both the three and six months ended June 30, 2016, as compared to 0.22% for both prior year periods.

Net Interest Income

Net interest income for the three and six months ended June 30, 2016 increased to $30.0 million and $50.6 million, respectively, as compared to $18.4 million and $36.6 million, respectively, in the same prior year periods, reflecting an increase in interest-earning assets and a higher net interest margin. Average interest-earning assets increased $1,102 million and $668.5 million, respectively, for the three and six months ended June 30, 2016, as compared to the same prior year periods. The three and six months ended June 30, 2016 were favorably impacted by the interest-earning assets acquired from Cape and Colonial, which averaged $980.2 and $545.6 million, respectively. The net interest margin increased to 3.55% and 3.45%, respectively, for the three and six months ended June 30, 2016 as compared to 3.23% for both prior year periods. Included in net interest income for the three and six months ended June 30, 2016, is $1.3 million and $1.4 million, respectively, of net accretion of purchase accounting adjustments from Cape and Colonial.

Provision for Loan Losses

For the three and six months ended June 30, 2016, the provision for loan losses was $662,000 and $1.2 million, respectively, as compared to $300,000 and $675,000, respectively, for the corresponding prior year periods. Net charge-offs were $198,000 and $1.3 million, respectively, for the three and six months ended June 30, 2016, as compared to net charge-offs of $185,000 and $458,000, respectively, in the corresponding prior year periods. The increase in net charge-offs for the six months ended June 30, 2016 was primarily due to first quarter charge-offs of $886,000 on two non-performing commercial loans. Non-performing loans decreased to $15.3 million at June 30, 2016, as compared to $16.2 million at December 31, 2015.

Other Income

For the three and six months ended June 30, 2016, other income increased to $4.9 million and $8.3 million, respectively, as compared to $4.2 million and $8.2 million, respectively, in the same prior year periods. The increases from the prior periods were primarily due to the impact of the Cape acquisition which added $951,000 to total other income for the three and six months ended June 30, 2016, as compared to the same prior year periods. Excluding Cape, other income decreased $238,000 and $848,000, respectively, as compared to the same prior year periods. The decreases, excluding Cape, were partly due to higher net losses from other real estate operations of $196,000 and $623,000, respectively, as compared to the prior year periods. The losses were predominately due to the seasonal operations of the hotel, golf and banquet facility acquired as other real estate owned in the fourth quarter of 2015. The Bank is currently engaged in a sales process with qualified buyers for the disposition of this property. The results for the three and six months ended June 30, 2016 included no gains on sale of loan servicing, as compared to $30,000 and $111,000, respectively, in the same prior year periods.

Operating Expenses

Operating expenses increased to $28.6 million and $45.4 million, respectively, for the three and six months ended June 30, 2016, as compared to $14.4 million and $28.1 million, respectively, in the same prior year periods. Operating expenses for the three and six months ended June 30, 2016 include $7.2 million and $8.6 million, respectively, in merger related expenses relating to the acquisition of Cape, as compared to merger related expenses of $184,000 and $234,000, respectively, in the prior year periods relating to the acquisition of Colonial. Excluding merger related expenses, the increases in operating expenses over the prior year were primarily due to the operations of Cape and Colonial, which added $5.3 million and $5.8 million for the quarter and year-to-date, respectively; the investment in commercial lending which added expenses of $339,000 and $780,000 for the quarter and year-to-date, respectively; the impact of new branches which added expenses of $391,000 and $722,000 for the quarter and year-to-date, respectively; and the FHLB prepayment fee of $136,000.

Provision for Income Taxes

The provision for income taxes was $1.9 million and $4.4 million, respectively, for the three and six months ended June 30, 2016, as compared to $2.8 million and $5.5 million, respectively, for the corresponding prior year periods. The effective tax was 34.5% and 35.8%, respectively, for the three and six months ended June 30, 2016, as compared to 35.1% and 34.7%, respectively, for prior year periods. The variances in the effective tax rate were primarily due to the timing of non-deductible merger related expenses.

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

At June 30, 2016, the Company had $61.0 million in outstanding overnight borrowings from the FHLB as compared to $82.0 million outstanding at December 31, 2015. The Company utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $312.6 million and $324.4 million, respectively, at June 30, 2016 and December 31, 2015.

The Company’s cash needs for the six months ended June 30, 2016 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities and calls of investment securities, proceeds from sale of available–for-sale securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, and to reduce borrowings. The Company’s cash needs for the six months ended June 30, 2015 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of investment securities and to reduce FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At June 30, 2016, outstanding undrawn lines of credit totaled $485.8 million; outstanding commitments to originate loans totaled $85.0 million; and outstanding commitments to sell loans totaled $12.4 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $283.9 million at June 30, 2016. Based upon historical experience management estimates that a significant portion of such time deposits will remain with the Company.

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

Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the six months ended June 30, 2016, the Company did not repurchase any shares of common stock compared with repurchases of 259,940 shares at a cost of $4.5 million for the six months ended June 30, 2015. At June 30, 2016, there were 244,804 shares available to be repurchased under the stock repurchase program authorized in July of 2014.

Cash dividends on common stock declared and paid during the first six months of 2016 were $5.5 million, as compared to $4.3 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the Cape and Colonial acquisitions. On July 20, 2016, the Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share. The dividend is payable on August 19, 2016 to stockholders of record at the close of business on August 8, 2016.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and long-term debt. At December 31, 2015, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $12.0 million in dividends from the Bank to the Company over the next three quarters of 2016, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises. For the six months ended June 30, 2016, the Company received a dividend payment of $4.0 million from the Bank and $8.0 million remained to be paid. The Bank elected not to pay a dividend during the second quarter of 2016 in order to retain capital subsequent to the Cape acquisition. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At June 30, 2016, OceanFirst Financial Corp. held $15.3 million in cash.

As of June 30, 2016, the Company and the Bank exceeded all regulatory capital requirements as follows (in thousands):

OceanFirst Financial Corp.	Actual			Required
	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$353,886	9.95	%(1)	$142,263	4.00%
Common equity Tier 1 (to risk-weighted assets)	345,105	11.47		135,342	4.50
Tier 1 capital (to risk-weighted assets)	353,886	11.77		180,456	6.00
Total capital (to risk-weighted assets)	371,221	12.34		240,608	8.00

OceanFirst Bank	Actual			Required
	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$336,059	9.45	%(1)	$142,257	4.00%
Common equity Tier 1 (to risk-weighted assets)	336,059	11.18		135,241	4.50
Tier 1 capital (to risk-weighted assets)	336,059	11.18		180,322	6.00
Total capital (to risk-weighted assets)	353,394	11.76		240,429	8.00

(1)	Tier 1 capital ratios are calculated based on outstanding capital at the end of the quarter divided by average assets for the quarter. The average assets for the quarter exclude the assets acquired from Cape for the period from April 1, 2016 through May 1, 2016. The Tier 1 capital ratios for the Company and the Bank based on total assets as of the end of the period is 8.91% and 8.47%, respectively.

The Company and the Bank are considered “well-capitalized” under the Prompt Corrective Action Regulations.

At June 30, 2016, the Company maintained tangible common equity of $338.3 million, for a tangible common equity to assets ratio of 8.51%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $12.4 million at June 30, 2016.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2016 (in thousands):

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$402,776	$130,734	$123,916	$125,626	$22,500
Commitments to Fund Undrawn Lines of Credit
Commercial	259,075	259,075	—	—	—
Consumer	226,719	226,719	—	—	—
Commitments to Originate Loans	85,011	85,011	—	—	—

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

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$964	$123
Commercial real estate – owner occupied	4,363	7,684
Commercial real estate - investor	1,675	3,112
Residential mortgage	7,102	5,779
Home equity loans and lines	1,226	1,574
Other consumer	—	2

Total non-performing loans	15,330	18,274
Other real estate owned	9,791	8,827

Total non-performing assets	$25,121	$27,101

Purchased credit impaired (“PCI”) loans	$9,673	$461

Delinquent loans 30-89 days	$15,643	$9,087

Allowance for loan losses as a percent of total loans receivable	0.53%	0.84%
Allowance for loan losses as a percent of total non-performing loans	108.79	91.51
Non-performing loans as a percent of total loans receivable	0.48	0.91
Non-performing assets as a percent of total assets	0.62	1.05

The Company’s non-performing loans totaled $15.3 million at June 30, 2016, as compared to $18.3 million at December 31, 2015. Included in the non-performing loans total at June 30, 2016 was $3.0 million of troubled debt restructured loans, as compared to $4.9 million of troubled debt restructured loans at December 31, 2015. Non-performing loans are concentrated in residential mortgage, which comprise 46.3% of the total at June 30, 2016. The decrease in commercial real estate – owner occupied was primarily due to payoffs and loans returning to accrual status. Non-performing loans do not include $9.7 million of purchased credit impaired loans acquired from Cape and Colonial. At June 30, 2016, the allowance for loan losses totaled $16.7 million, or 0.53% of total loans, as compared to $16.7 million, or 0.84% of total loans at December 31, 2015. These ratios exclude existing fair value credit marks of $27.3 million at June 30, 2016 on the Cape and Colonial loans and $2.2 million at December 31, 2015 on the Colonial loans. These loans were acquired at fair value with no related allowances for loan losses. Other real estate owned includes $7.0 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	June 30, 2016	December 31, 2015
Special Mention	$13,729	$23,087
Substandard	42,382	33,258

The largest Substandard loan relationship is comprised of several credit facilities to a marina with an aggregate balance of $5.2 million. The loans are well collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. The largest Special Mention loan is a $2.7 million commercial real estate loan that is well secured by an industrial building and property.

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

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2016, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2016, the Company’s one-year gap was positive 0.71% as compared to negative 1.71% at December 31, 2015.

At June 30, 2016	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$22,971	$—	$—	$—	$—	$22,971
Investment securities	81,773	14,185	16,692	38,947	28,920	180,517
Mortgage-backed securities	32,582	58,054	107,828	79,278	77,825	355,567
FHLB stock	—	—	—	—	21,128	21,128
Loans receivable (2)	572,999	608,248	945,871	586,957	434,518	3,148,593

Total interest-earning assets	710,325	680,487	1,070,391	705,182	562,391	3,728,776

Interest-bearing liabilities:
Money market deposit accounts	197,018	9,191	40,618	36,566	83,549	366,942
Savings accounts	99,977	26,736	116,286	99,693	146,440	489,132
Interest-bearing checking accounts	555,501	38,864	153,659	130,547	431,719	1,310,290
Time deposits	90,763	193,161	123,133	74,896	3,236	485,189
FHLB advances	61,629	1,432	123,916	125,626	—	312,603
Securities sold under agreements to repurchase and other borrowings	90,173	—	—	—	—	90,173

Total interest-bearing liabilities	1,095,061	269,384	557,612	467,328	664,944	3,054,329

Interest sensitivity gap (3)	$(384,736)	$411,103	$512,779	$237,854	$(102,553)	$674,447

Cumulative interest sensitivity gap	$(384,736)	$26,367	$539,146	$777,000	$674,447	$674,447

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(10.32)%	0.71%	14.46%	20.84%	18.09%	18.09%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to interest rate risk as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2016 and December 31, 2015. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2015 Form 10-K.

	June 30, 2016					December 31, 2015
	Economic Value of Equity		Net Interest Income			Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$456,021	(5.3)%	12.0%	$120,753	(5.8)%	$286,152	(9.0)%	11.8%	$74,186	(9.3)%
200	476,817	(1.0)	12.2	124,237	(3.1)	303,359	(3.5)	12.2	77,638	(5.1)
100	486,254	1.0	12.2	126,700	(1.2)	313,886	(0.2)	12.3	80,160	(2.0)
Static	481,588	—	11.8	128,193	—	314,366	—	12.0	81,821	—
(100)	428,505	(11.0)	10.3	124,078	(3.2)	300,080	(4.5)	11.3	78,138	(4.5)

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Cash and due from banks	$66,222	$43,946
Securities available-for-sale, at estimated fair value	12,509	29,902
Securities held-to-maturity, net (estimated fair value of $520,971 at June 30, 2016 and $397,763 at December 31, 2015)	513,721	394,813
Federal Home Loan Bank of New York stock, at cost	21,128	19,978
Loans receivable, net	3,130,046	1,970,703
Mortgage loans held for sale	5,310	2,697
Interest and dividends receivable	10,143	5,860
Other real estate owned	9,791	8,827
Premises and equipment, net	49,392	28,419
Servicing asset	664	589
Bank Owned Life Insurance	105,929	57,549
Deferred tax asset	37,052	16,807
Other assets	14,581	10,900
Core deposit intangible	3,903	256
Goodwill	67,102	1,822

Total assets	$4,047,493	$2,593,068

Liabilities and Stockholders’ Equity

Deposits	$3,206,262	$1,916,678
Securities sold under agreements to repurchase with retail customers	67,673	75,872
Federal Home Loan Bank advances	312,603	324,385
Other borrowings	22,500	22,500
Advances by borrowers for taxes and insurance	9,828	7,121
Other liabilities	19,369	8,066

Total liabilities	3,638,235	2,354,622

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 25,748,898 and 17,286,557 shares outstanding at June 30, 2016 and December 31, 2015, respectively	336	336
Additional paid-in capital	308,460	269,757
Retained earnings	230,895	229,140
Accumulated other comprehensive loss	(5,798)	(6,241)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,903)	(3,045)
Treasury stock, 7,817,874 and 16,280,215 shares at June 30, 2016 and December 31, 2015, respectively	(121,732)	(251,501)
Common stock acquired by Deferred Compensation Plan	(308)	(314)
Deferred Compensation Plan Liability	308	314

Total stockholders’ equity	409,258	238,446

Total liabilities and stockholders’ equity	$4,047,493	$2,593,068

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Interest income:
Loans	$30,521	$18,548	$51,556	$36,577
Mortgage-backed securities	1,708	1,519	3,123	3,142
Investment securities and other	912	509	1,535	1,026

Total interest income	33,141	20,576	56,214	$40,745

Interest expense:
Deposits	1,771	967	3,042	1,922
Borrowed funds	1,356	1,176	2,599	2,257

Total interest expense	3,127	2,143	5,641	4,179

Net interest income	30,014	18,433	50,573	36,566

Provision for loan losses	662	300	1,225	675

Net interest income after provision for loan losses	29,352	18,133	49,348	35,891

Other income:
Bankcard services revenue	1,211	899	2,062	1,682
Wealth management revenue	621	629	1,171	1,157
Fees and service charges	2,502	2,059	4,319	3,949
Loan servicing income	95	59	151	111
Net loss on sale of investment securities available-for-sale	(12)	—	(12)	—
Net gain on sale of loan servicing	—	30	—	111
Net gain on sales of loans available-for-sale	170	185	349	377
Net loss from other real estate operations	(313)	(72)	(719)	(51)
Income from Bank Owned Life Insurance	542	364	861	810
Other	67	18	77	11

Total other income	4,883	4,171	8,259	8,157

Operating expenses:
Compensation and employee benefits	11,432	7,700	19,898	15,239
Occupancy	2,011	1,242	3,637	2,696
Equipment	1,184	813	2,153	1,611
Marketing	543	415	794	689
Federal deposit insurance	723	506	1,252	1,004
Data processing	1,881	1,101	3,146	2,189
Check card processing	505	423	925	898
Professional fees	700	539	1,198	934
Other operating expense	2,217	1,469	3,493	2,636
Federal Home Loan Bank prepayment fee	136	—	136	—
Amortization of core deposit intangible	125	—	138	—
Merger related expenses	7,189	184	8,591	234

Total operating expenses	28,646	14,392	45,361	28,130

Income before provision for income taxes	5,589	7,912	12,246	15,918
Provision for income taxes	1,928	2,779	4,380	5,523

Net income	$3,661	$5,133	$7,866	10,395

Basic earnings per share	$0.16	$0.31	$0.40	$0.63

Diluted earnings per share	$0.16	$0.31	$0.39	$0.63

Average basic shares outstanding	22,478	16,401	19,694	16,433

Average diluted shares outstanding	22,880	16,593	19,996	16,613

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$3,661	$5,133	$7,866	$10,395
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $(34) and tax expense of $37 in 2016, and net of tax expense of $1 and $98 in 2015, respectively)	(49)	2	53	141
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $128 and $277 in 2016 and $138 and $263 in 2015, respectively)	186	199	402	381
Reclassification adjustment for losses included in net income (net of tax benefit of $5 in 2016)	(12)	—	(12)	—

Total comprehensive income	$3,786	$5,334	$8,309	$10,917

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

Three months ended June 30, 2016 and 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2014	$—	$336	$265,260	$217,714	$(7,109)	$(3,330)	$(254,612)	$(304)	$304	$218,259
Net income	—	—	—	10,395	—	—	—	—	—	10,395
Other comprehensive income, net of tax	—	—	—	—	522	—	—	—	—	522
Tax benefit of stock plans	—	—	8	—	—	—	—	—	—	8
Stock awards	—	—	638	—	—	—	—	—	—	638
Treasury stock allocated to restricted stock plan	—	—	1,197	(139)	—	—	(1,058)	—	—	—
Purchased 259,940 shares of common stock	—	—	—	—	—	—	(4,452)	—	—	(4,452)
Allocation of ESOP stock	—	—	145	—	—	143	—	—	—	288
Cash dividend $0.26 per share	—	—	—	(4,288)	—	—	—	—	—	(4,288)
Exercise of stock options	—	—	—	(38)	—	—	203	—	—	165
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(5)	5	—

Balance at June 30, 2015	$—	$336	$267,248	$223,644	$(6,587)	$(3,187)	$(259,919)	$(309)	$309	$221,535

Balance at December 31, 2015	$—	$336	$269,757	$229,140	$(6,241)	$(3,045)	$(251,501)	$(314)	$314	$238,446
Net income	—	—	—	7,866	—	—	—	—	—	7,866
Other comprehensive income, net of tax	—	—	—	—	443	—	—	—	—	443
Tax expense of stock plans	—	—	(260)	—	—	—	—	—	—	(260)
Stock awards	—	—	756	—	—	—	—	—	—	756
Treasury stock allocated to restricted stock plan	—	—	1,108	(114)	—	—	(994)	—	—	—
Issued 8,282,296 treasury shares to finance acquisition	—	—	36,940	—	—	—	128,961	—	—	165,901
Allocation of ESOP stock	—	—	159	—	—	142	—	—	—	301
Cash dividend $0.26 per share	—	—	—	(5,481)	—	—	—	—	—	(5,481)
Exercise of stock options	—	—	—	(516)	—	—	1,802	—	—	1,286
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	6	(6)	—

Balance at June 30, 2016	$—	$336	$308,460	$230,895	$(5,798)	$(2,903)	$(121,732)	$(308)	$308	$409,258

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six months ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$7,866	$10,395

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,131	1,504
Allocation of ESOP stock	301	288
Stock awards	756	638
Amortization of servicing asset	87	214
Net premium amortization in excess of discount accretion on securities	849	1,140
Net amortization of deferred costs and discounts on loans	26	70
Amortization of core deposit intangible	138	—
Net accretion/amortization of purchase accounting adjustments	(1,431)	—
Provision for loan losses	1,225	675
Net loss (gain) on sale of other real estate owned	145	(112)
Net loss on sales of available-for-sale securities	12	—
Net gain on sales of loans	(349)	(377)
Proceeds from sales of mortgage loans held for sale	19,555	28,144
Mortgage loans originated for sale	(21,819)	(25,020)
Proceeds from Bank Owned Life Insurance	155	—
Increase in value of Bank Owned Life Insurance	(861)	(810)
Increase in interest and dividends receivable	(756)	(44)
Decrease in other assets	8,928	1,311
Increase (decrease) in other liabilities	(857)	(2,205)

Total adjustments	8,235	5,416

Net cash provided by operating activities	16,101	15,811

Cash flows from investing activities:
Net increase in loans receivable	9,648	(77,571)
Purchase of loans receivable	(12,942)	(7,186)
Purchase of investment securities available-for-sale	—	(9,973)
Proceeds from maturities and calls of investment securities held-to-maturity	19,635	23,285
Proceeds from sales of securities available-for-sale	59,211	—
Principal repayments on mortgage-backed securities held-to-maturity	31,037	30,997
Decrease in Federal Home Loan Bank of New York stock	5,632	430
Proceeds from sales of other real estate owned	1,714	1,398
Purchases of premises and equipment	(1,381)	(1,697)
Cash received, net of cash consideration paid for acquisition	(477)	—
Cash acquired, net of cash paid for branch acquisition	16,727	—

Net cash provided by (used in) investing activities	128,804	(40,317)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the six months ended June 30,
	2016	2015
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$24,496	$41,540
Decrease in short-term borrowings	(116,400)	(40,747)
Proceeds from Federal Home Loan Bank advances	55,000	35,000
Repayments of Federal Home Loan Bank advances	(73,048)	—
Repayments of other borrowings	(10,000)	—
Increase in advances by borrowers for taxes and insurance	1,778	1,522
Exercise of stock options	1,286	165
Purchase of treasury stock	—	(4,452)
Dividends paid	(5,481)	(4,288)
Tax (expense) benefit of stock plans	(260)	8

Net cash (used in) provided by financing activities	(122,629)	28,748

Net increase in cash and due from banks	22,276	4,242

Cash and due from banks at beginning of period	43,946	36,117

Cash and due from banks at end of period	$66,222	$40,359

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,507	$4,137

Income taxes	4,664	762
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	679	644
Loans charged-off, net	1,269	458
Transfer of loans receivable to other real estate owned	888	—

Acquisition:
Non-cash assets acquired:
Securities	212,156	—
Federal Home Loan Bank of New York stock	6,782	—
Loans	1,156,980	—
Premises & equipment	21,723	—
Other real estate owned	1,935	—
Deferred tax asset	22,054	—
Other assets	61,793	—
Goodwill and other intangible assets, net	68,739	—

Total non-cash assets acquired	$1,552,162	$—

Liabilities assumed:
Deposits	1,248,367	—
Federal Home Loan Bank advances	124,466	—
Other liabilities	12,951	—

Total liabilities assumed	$1,385,784	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes To Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”), and its subsidiaries.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for all of 2016. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Note 2. Business Combinations

Branch Acquisition

On March 11, 2016, the Company completed its acquisition of an existing retail branch in the Toms River market. Under the terms of the Purchase and Assumption Agreement dated July 31, 2015, the Company paid a deposit premium of $340,000, equal to 2.50% of core deposits; i.e., all deposits other than time deposits, government deposits, and fiduciary accounts. Up to 1.0% of the deposit premium was contingent on the core deposit balance seventy-five days after closing.

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

Cape Bancorp Acquisition

On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. (“Cape”), which after purchase accounting adjustments added $1.5 billion to assets, $1.2 billion to loans, and $1.2 billion to deposits. Total consideration paid for Cape was $196.4 million, including cash consideration of $30.5 million. Cape was merged with and into the Company’s subsidiary, OceanFirst Bank, as of the date of acquisition.

The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Cape, net of total consideration paid (in thousands):

	At May 2, 2016
(in thousands)	Cape Book Value	Purchase Accounting Adjustments		Estimated Fair Value

Total Purchase Price:				$196,403

Assets acquired:
Cash and cash equivalents	$30,025	$—		$30,025
Securities and Federal Home Loan Bank Stock	218,577	361		218,938
Loans:	1,169,568			1,156,980
Specific credit fair value on credit impaired loans	—	(7,256)		—
General credit fair value	—	(19,069)		—
Interest rate fair value	—	1,982		—
Reverse allowance for loan losses	—	9,931		—
Reverse net deferred fees, premiums and discounts	—	1,824		—
Premises and equipment	27,972	(6,249)		21,723
Other real estate owned	2,343	(408)		1,935
Deferred tax asset	9,407	12,647		22,054
Other assets	61,793	—		61,793
Core deposit intangible	831	2,887		3,718

Total assets acquired	1,520,516	(3,350)		1,517,166

Liabilities assumed:
Deposits	(1,247,688)	(679	)(a)	(1,248,367)
Borrowings	(123,587)	(879)		(124,466)
Other liabilities	(7,611)	(5,340	)(b)	(12,951)

Total liabilities assumed	(1,378,886)	(6,898)		(1,385,784)

Net assets acquired	$141,630	$(10,248)		131,382

Goodwill recorded in the merger				$65,021

The following provides an explanation of certain fair value adjustments in the above table:

(a)	Represents fair value adjustment on time deposits of $1,024, net of reversal of prior acquisition purchase accounting adjustments of $346.
(b)	Represents accrued liability related to the Pension Plan.

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Cape operations included in the Consolidated Statements of Income from the date of the acquisition (May 2, 2016) through June 30, 2016. In addition, the table provides unaudited condensed pro forma financial information assuming the Cape acquisition had been completed as of January 1, 2016 for the six months ended June 30, 2016 and as of January 1, 2015 for the six months ended June 30, 2015. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Cape’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

	Cape Actual from May 2, 2016 to June 30, 2016	Pro forma Six months ended June 30, 2016	Pro forma Six months ended June 30, 2015
(in thousands)
Net interest income	$9,493	$67,439	$60,331
Provision for loan losses	100	2,441	2,888
Non-interest income	951	10,490	17,066
Non-interest expense	4,872	63,350	47,691
Net income	$3,675	$6,113	$19,502

Earnings per share:
Fully diluted		$0.24	$0.78

Fair Value Measurement of Assets Assumed and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and liabilities assumed in the Cape acquisition were as follows. Refer to Note 10, Fair Value Measurements, for a discussion of the fair value hierarchy.

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

The general credit fair value adjustment was calculated using a two part general credit fair value analysis; 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the acquired bank. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of experience with the originator’s underwriting process.

To calculate the specific credit fair value adjustment the Company reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting these criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

Premises and Equipment

Fair values are based upon appraisals from independent third parties. In addition to owned properties Cape has 8 properties subject to lease agreements.

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

Borrowings

Fair value estimates are based on discounting contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Note 3. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
		2016	2015	2016	2015
Weighted average shares issued net of Treasury shares		22,861	16,811	20,083	16,856
Less:	Unallocated ESOP shares	(349)	(382)	(353)	(386)
	Unallocated incentive award shares and shares held by deferred compensation plan	(34)	(28)	(36)	(37)

Average basic shares outstanding		22,478	16,401	19,694	16,433
Add:	Effect of dilutive securities:
	Stock options	382	20	282	20
	Shares held by deferred compensation plan	20	172	20	160

Average diluted shares outstanding		22,880	16,593	19,996	16,613

For the three months ended June 30, 2016 and 2015, antidilutive stock options of 1,310,000 and 839,000, respectively, were excluded from earnings per share calculations. For the six months ended June 30, 2016 and 2015, antidilutive stock options of 1,317,000 and 744,000, respectively, were excluded from earnings per share calculations.

Note 4. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	At June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,494	$18	$(3)	$12,509

Held-to-maturity:
Investment securities:
U.S. agency obligations	$44,981	$460	$—	$45,441
State and municipal obligations	38,197	252	(2)	38,447
Corporate debt securities	76,143	199	(9,595)	66,747
Other investments	8,702	66	—	8,768

Total investment securities	168,023	977	(9,597)	159,403

Mortgage-backed securities:
FHLMC	145,664	1,641	(168)	147,137
FNMA	189,368	4,428	(104)	193,692
GNMA	10,973	183	—	11,156
Other mortgage-backed securities	9,562	21	—	9,583

Total mortgage-backed securities	355,567	6,273	(272)	361,568

Total held-to-maturity	$523,590	$7,250	$(9,869)	$520,971

Total securities	$536,084	$7,268	$(9,872)	$533,480

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$29,906	$23	$(27)	$29,902

Held-to-maturity:
Investment securities:
U.S. agency obligations	$55,178	$87	$(59)	$55,206
State and municipal obligations	13,311	18	(3)	13,326
Corporate debt securities	56,000	—	(8,527)	47,473

Total investment securities	124,489	105	(8,589)	116,005

Mortgage-backed securities:
FHLMC	120,116	364	(1,489)	118,991
FNMA	160,254	3,039	(1,123)	162,170
GNMA	502	95	—	597

Total mortgage-backed securities	280,872	3,498	(2,612)	281,758

Total held-to-maturity	$405,361	$3,603	$(11,201)	$397,763

Total securities	$435,267	$3,626	$(11,228)	$427,665

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Amortized cost	$523,590	$405,361
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	3,478	2,799

Carrying value	$513,721	$394,813

There were $75,000 in realized gains and $87,000 in realized losses on the sale of available-for-sale securities for the three and six months ended June 30, 2016, respectively. There were no realized gains or losses on the sale of securities for the three and six months ended June 30, 2015.

The amortized cost and estimated fair value of investment securities at June 30, 2016 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2016, corporate debt securities with an amortized cost of $67.6 million and estimated fair value of $58.1 million were callable prior to the maturity date.

June 30, 2016	Amortized Cost	Estimated Fair Value
Less than one year	$36,969	$37,025
Due after one year through five years	59,628	60,241
Due after five years through ten years	20,218	20,471
Due after ten years	63,702	54,175

	$180,517	$171,912

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at June 30, 2016 and December 31, 2015, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At June 30, 2016
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available-for-sale:
Investment securities:
U.S. agency obligations	$4,002	(3)	—	—	$4,002	$(3)

Held-to-maturity:
Investment securities:
State and municipal obligations	$1,076	(1)	$275	$(1)	$1,351	$(2)
Corporate debt securities	2,543	(1)	45,406	(9,594)	47,949	(9,595)

Total investment securities	3,619	(2)	45,681	(9,595)	49,300	(9,597)

Mortgage-backed securities:
FHLMC	1,834	(1)	30,978	(167)	32,812	(168)
FNMA	4,259	(3)	10,312	(101)	14,571	(104)

Total mortgage-backed securities	6,093	(4)	41,290	(268)	47,383	(272)

Total held-to-maturity	$9,712	$(6)	$86,971	$(9,863)	$96,683	$(9,869)

Total securities	$13,714	$(9)	$86,971	$(9,863)	$100,685	$(9,872)

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$14,937	$(27)	$—	$—	$14,937	$(27)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$30,175	$(43)	$5,023	$(16)	$35,198	$(59)
State and municipal obligations	2,857	(2)	639	(1)	3,496	(3)
Corporate debt securities	—	—	46,473	(8,527)	46,473	(8,527)

Total investment securities	33,032	(45)	52,135	(8,544)	85,167	(8,589)

Mortgage-backed securities:
FHLMC	35,816	(200)	53,604	(1,289)	89,420	(1,489)
FNMA	44,004	(434)	23,318	(689)	67,322	(1,123)

Total mortgage-backed securities	79,820	(634)	76,922	(1,978)	156,742	(2,612)

Total held-to-maturity	$112,852	$(679)	$129,057	$(10,522)	$241,909	$(11,201)

Total securities	$127,789	$(706)	$129,057	$(10,522)	$256,846	$(11,228)

At June 30, 2016, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$12,350	Ba1/BB+
Chase Capital	10,000	8,400	Baa2/BBB-
Wells Fargo Capital	5,000	4,213	A1/BBB+
Huntington Capital	5,000	3,800	Baa2/BB
Keycorp Capital	5,000	4,019	Baa2/BB+
PNC Capital	5,000	4,400	Baa1/BBB-
State Street Capital	5,000	4,262	A3/BBB
SunTrust Capital	5,000	3,962	Baa3/BB+

	$55,000	$45,406

At June 30, 2016, the estimated fair value of each of the above corporate debt securities was below cost. However, the estimated fair value of the corporate debt securities has steadily increased over the past several years. The corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A1 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required interest rate spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at June 30, 2016. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Interest rate spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at June 30, 2016.

Note 5. Loans Receivable, Net

Loans receivable, net at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Commercial:
Commercial and industrial	$218,472	$144,538
Commercial real estate – owner occupied	522,634	307,509
Commercial real estate - investor	1,009,510	510,725

Total commercial	1,750,616	962,772

Consumer:
Residential mortgage	1,088,431	791,249
Residential construction	48,266	50,757
Home equity loans and lines	258,188	192,368
Other consumer	1,228	792

Total consumer	1,396,113	1,035,166

Total loans	3,146,729	1,997,938
Purchased credit impaired (“PCI”) loans	9,673	461
Loans in process	(13,119)	(14,206)
Deferred origination costs, net	3,441	3,232
Allowance for loan losses	(16,678)	(16,722)

Total loans, net	$3,130,046	$1,970,703

At June 30, 2016 and December 31, 2015, loans in the amount of $15.3 million and $18.3 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $4.2 million at June 30, 2016. The amount of foreclosed residential real estate property held by the Company was $1.3 million at June 30, 2016.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At June 30, 2016, the impaired loan portfolio totaled $34.1 million for which there was a specific allocation in the allowance for loan losses of $645,000. At December 31, 2015, the impaired loan portfolio totaled $38.4 million for which there was a specific allocation in the allowance for loan losses of $1.3 million. The average balance of impaired loans for the three and six months ended June 30, 2016 was $34.2 million and $34.4 million, respectively and $42.6 and $39.8, respectively, for the same prior year periods.

An analysis of the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$16,214	$16,419	$16,722	$16,317
Provision charged to operations	662	300	1,225	675
Charge-offs	(223)	(331)	(1,395)	(689)
Recoveries	25	146	126	231

Balance at end of period	$16,678	$16,534	$16,678	$16,534

The following table presents an analysis of the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,555	$2,363	$4,302	$1,081	$1,380	$533	$16,214
Provision (benefit) charged to operations	(480)	390	410	70	(127)	399	662
Charge-offs	(74)	(42)	—	(63)	(44)	—	(223)
Recoveries	5	—	1	19	—	—	25

Balance at end of period	$6,006	$2,711	$4,713	$1,107	$1,209	$932	$16,678

For the three months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$4,206	$3,745	$5,555	$1,063	$767	$1,083	$16,419
Provision (benefit) charged to operations	(608)	(14)	(51)	81	918	(26)	300
Charge-offs	(68)	(15)	—	(248)	—	—	(331)
Recoveries	80	—	9	56	1	—	146

Balance at end of period	$3,610	$3,716	$5,513	$952	$1,686	$1,057	$16,534

For the six months ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Provision (benefit) charged to operations	(491)	1,429	(170)	30	(272)	699	1,225
Charge-offs	(152)	(1,010)	—	(66)	(167)	—	(1,395)
Recoveries	59	—	10	48	9	—	126

Balance at end of period	$6,006	$2,711	$4,713	$1,107	$1,209	$932	$16,678

For the six months ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$4,291	$3,627	$5,308	$1,146	$863	$1,082	$16,317
Provision (benefit) charged to operations	(682)	104	284	175	819	(25)	675
Charge-offs	(123)	(15)	(88)	(463)	—	—	(689)
Recoveries	124	—	9	94	4	—	231

Balance at end of period	$3,610	$3,716	$5,513	$952	$1,686	$1,057	$16,534

June 30, 2016
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$72	$337	$186	$50	$—	$—	$645
Collectively evaluated for impairment	5,934	2,374	4,527	1,057	1,209	932	16,033

Total ending allowance balance	$6,006	$2,711	$4,713	$1,107	$1,209	$932	$16,678

Loans:
Loans individually evaluated for impairment	$13,269	$17,291	$1,175	$2,107	$269	$—	$34,111
Loans collectively evaluated for impairment	1,123,428	505,343	1,008,335	257,309	218,203	—	3,112,618

Total ending loan balance	$1,136,697	$522,634	$1,009,510	$259,416	$218,472	$—	$3,146,729

December 31, 2015
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$31	$544	$287	$43	$434	$—	$1,339
Collectively evaluated for impairment	6,559	1,748	4,586	1,052	1,205	233	15,383

Total ending allowance balance	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722

Loans:
Loans individually evaluated for impairment	$13,165	$18,964	$2,686	$2,307	$1,250	$—	$38,372
Loans collectively evaluated for impairment	828,841	288,545	508,039	190,853	143,288	—	1,959,566

Total ending loan balance	$842,006	$307,509	$510,725	$193,160	$144,538	$—	$1,997,938

A summary of impaired loans at June 30, 2016 and December 31, 2015 is as follows, excluding PCI loans (in thousands):

	June 30,	December 31,
	2016	2015
Impaired loans with no allocated allowance for loan losses	$30,827	$35,177
Impaired loans with allocated allowance for loan losses	3,284	3,195

	$34,111	$38,372

Amount of the allowance for loan losses allocated	$645	$1,339

At June 30, 2016, impaired loans include troubled debt restructuring loans of $31.2 million of which $28.2 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2015, impaired loans include troubled debt restructuring loans of $31.3 million of which $26.3 million were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of June 30, 2016 and December 31, 2015 and for the three months ended June 30, 2016 and 2015 is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of June 30, 2016
With no related allowance recorded:
Residential real estate	$13,088	$12,635	$—
Commercial real estate - owner occupied	15,680	15,653	—
Commercial real estate - investor	312	279
Consumer	2,460	1,991	—
Commercial and industrial	269	269	—

	$31,809	$30,827	$—

With an allowance recorded:
Residential real estate	$665	$634	$72
Commercial real estate - owner occupied	1,532	1,638	337
Commercial real estate - investor	896	896	186
Consumer	162	116	50
Commercial and industrial	—	—	—

	$3,255	$3,284	$645

As of December 31, 2015
With no related allowance recorded:
Residential real estate	$13,431	$13,056	$—
Commercial real estate - owner occupied	18,742	18,688	—
Commercial real estate - investor	498	466
Consumer	2,577	2,264	—
Commercial and industrial	703	703	—

	$35,951	$35,177	$—

With an allowance recorded:
Residential real estate	$109	$109	$31
Commercial real estate - owner occupied	276	276	544
Commercial real estate - investor	2,171	2,220	287
Consumer	81	43	43
Commercial and industrial	547	547	434

	$3,184	$3,195	$1,339

	Three months ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$12,852	$135	$13,724	$144
Commercial real estate - owner occupied	15,711	154	14,729	97
Commercial real estate - investor	282	5	453	—
Consumer	1,948	29	2,255	30
Commercial and industrial	270	—	707	—

	$31,063	$323	$31,868	$271

With an allowance recorded:
Residential real estate	$635	$9	$263	$3
Commercial real estate - owner occupied	1,637	—	8,371	11
Commercial real estate - investor	726	—	1,716	8
Consumer	115	—	—	—
Commercial and industrial	—	—	366	2

	$3,113	$9	$10,716	$24

	Six months ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$12,948	$258	$12,775	$294
Commercial real estate - owner occupied	15,778	287	13,155	169
Commercial real estate - investor	314	7	471	—
Consumer	2,059	58	2,201	59
Commercial and industrial	270	—	709	—

	$31,369	$610	$29,311	$522

With an allowance recorded:
Residential real estate	$636	$15	$262	$6
Commercial real estate - owner occupied	1,624	—	8,419	10
Commercial real estate - investor	684	—	1,589	32
Consumer	100	3	—	—
Commercial and industrial	—	—	183	2

	$3,044	$18	$10,453	$50

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of June 30, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	June 30, 2016	December 31, 2015
Residential real estate	$7,102	$5,779
Commercial real estate - owner occupied	4,363	7,684
Commercial real estate - investor	1,675	3,112
Consumer	1,226	1,576
Commercial and industrial	964	123

	$15,330	$18,274

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2016
Residential real estate	$8,123	$2,263	$4,968	$15,354	$1,121,343	$1,136,697
Commercial real estate - owner occupied	554	—	6,103	6,657	515,977	522,634
Commercial real estate - investor	4,249	—	640	4,889	1,004,621	1,009,510
Consumer	1,290	425	1,105	2,820	256,596	259,416
Commercial and industrial	—	498	245	743	217,729	218,472

	$14,216	$3,186	$13,061	$30,463	$3,116,266	$3,146,729

December 31, 2015
Residential real estate	$4,075	$2,716	$3,168	$9,959	$832,047	842,006
Commercial real estate - owner occupied	80	—	7,684	7,764	299,745	307,509
Commercial real estate - investor	217	1,208	2,649	4,074	506,651	510,725
Consumer	1,661	115	1,248	3,024	190,136	193,160
Commercial and industrial	8	—	360	368	144,170	144,538

	$6,041	$4,039	$15,109	$25,189	$1,972,749	$1,997,938

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

As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows, excluding PCI loans (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Commercial real estate - owner occupied	$503,466	$5,342	13,826	$—	$522,634
Commercial real estate - investor	998,395	—	11,115	—	1,009,510
Commercial and industrial	216,398	1,130	944	—	218,472

	$1,718,259	$6,472	$25,885	$—	$1,750,616

December 31, 2015
Commercial real estate - owner occupied	$288,701	$1,803	$17,005	$—	$307,509
Commercial real estate - investor	494,664	10,267	5,794	—	510,725
Commercial and industrial	142,387	787	1,364	—	144,538

	$925,752	$12,857	$24,163	$—	$962,772

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
June 30, 2016
Performing	$1,129,595	$258,190
Non-performing	7,102	1,226

	$1,136,697	$259,416

December 31, 2015
Performing	$836,227	$191,584
Non-performing	5,779	1,576

	$842,006	$193,160

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Included in the non-accrual loan total at June 30, 2016 and December 31, 2015 were $3.0 million and $4.9 million, respectively, of troubled debt restructurings. At June 30, 2016 and December 31, 2015, the Company has allocated $459,000 and $262,000, respectively, of specific reserves to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at June 30, 2016 and December 31, 2015, which totaled $28.2 million and $26.3 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2016 and 2015, and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2016 and 2015, (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2016
Troubled Debt Restructurings:
Residential real estate	1	$29	$29
Consumer	2	63	63

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2016
Troubled Debt Restructurings:
Residential real estate	2	$219	$218
Commercial real estate - investor	1	256	270
Consumer	2	63	63

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2015
Troubled Debt Restructurings:
Residential real estate	2	$268	$231
Commercial real estate – owner occupied	1	3,939	3,939
Consumer	4	259	243

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2015
Troubled Debt Restructurings:
Residential real estate	4	$517	$480
Commercial real estate – investor	3	6,033	5,944
Consumer	8	395	379

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

As part of the Cape and Colonial acquisitions PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Cape at May 2, 2016 and Colonial at July 31, 2015 (in thousands):

	Cape May 2, 2016	Colonial July 31, 2015
Contractually required principal and interest	$18,979	$3,263
Contractual cash flows not expected to be collected (non-accretable discount)	(13,283)	(2,012)

Expected cash flows to be collected at acquisition	5,696	1,251
Interest component of expected cash flows (accretable yield)	(1,040)	(220)

Fair value of acquired loans	$4,656	$1,031

The following table summarizes the changes in accretable yield for PCI loans during the three and six months ended June 30, 2016 (in thousands):

	Three months ended June 30, 2016	Six months ended June 30, 2016
Beginning balance	$66	$75
Acquisition	1,040	1,040
Accretion	(95)	(104)
Reclassification from non-accretable difference	—	—

Ending balance	$1,011	$1,011

Note 6. Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations was $986,000 at June 30, 2016, unchanged from December 31, 2015, compared to $1,032,000 at June 30, 2015, unchanged from December 31, 2014. The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The reserve is included in other liabilities in the accompanying statements of financial condition.

At June 30, 2016, and December 31, 2015, there were no outstanding loan repurchase requests.

Note 7. Deposits

The major types of deposits at June 30, 2016 and December 31, 2015 were as follows (in thousands):

Type of Account	June 30, 2016	December 31, 2015
Non-interest-bearing	$554,709	$337,143
Interest-bearing checking	1,310,290	859,927
Money market deposit	366,942	153,196
Savings	489,132	310,989
Time deposits	485,189	255,423

Total deposits	$3,206,262	$1,916,678

Included in time deposits at June 30, 2016 and December 31, 2015, is $208.3 million and $119.6 million, respectively, in deposits of $100,000 and over.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2016. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
June 30, 2016	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$12,509	$—	$12,509	$—
Items measured on a non-recurring basis:
Other real estate owned	9,791	—	—	9,791
Loans measured for impairment based on the fair value of the underlying collateral	5,568	—	—	5,568

		Fair Value Measurements at Reporting Date Using:
December 31, 2015	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$29,902	$—	$29,902	$—
Items measured on a non-recurring basis:
Other real estate owned	8,827	—	—	8,827
Loans measured for impairment based on the fair value of the underlying collateral	4,344	—	—	4,344

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of June 30, 2016 and December 31, 2015 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
June 30, 2016	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$66,222	$66,222	$—	$—
Securities held-to-maturity	513,721	8,768	512,203	—
Federal Home Loan Bank of New York stock	21,128	—	—	21,128
Loans receivable, net and mortgage loans held for sale	3,135,356	—	—	3,163,825
Financial Liabilities:
Deposits other than time deposits	2,721,073	—	2,721,073	—
Time deposits	485,189	—	487,258	—
Securities sold under agreements to repurchase with retail customers	67,673	67,673	—	—
Federal Home Loan Bank advances and other borrowings	335,103	—	338,480	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2015	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$43,946	$43,946	$—	$—
Securities held-to-maturity	394,813	—	397,763	—
Federal Home Loan Bank of New York stock	19,978	—	—	19,978
Loans receivable and mortgage loans held for sale	1,973,400	—	—	1,986,891
Financial Liabilities:
Deposits other than time deposits	1,661,255	—	1,661,255	—
Time deposits	255,423	—	255,564	—
Securities sold under agreements to repurchase with retail customers	75,872	75,872	—	—
Federal Home Loan Bank advances and other borrowings	346,885	—	346,118	—

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

Note 10. Subsequent Event

On July 13, 2016, the Company announced an agreement to acquire Ocean Shore Holding Co. (“Ocean Shore”), headquartered in Ocean City, New Jersey, in a transaction valued at approximately $145.6 million. Under the terms of the agreement, Ocean Shore stockholders will be entitled to receive $4.35 in cash and 0.9667 shares of OceanFirst common stock, for each share of Ocean Shore common stock. The transaction is expected to close in the first quarter of 2017, subject to certain conditions, including approval by stockholders of each company, receipt of all required regulatory approvals and customary closing conditions. Ocean City operates eleven banking offices throughout Cape May and Atlantic counties in New Jersey.

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

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2015 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2015 except for the following:

The Company has grown and will continue to grow substantially through acquisitions. To be successful as a larger institution, the Company must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs.

Since February 25, 2015, the Company has entered into agreements to acquire Colonial, Cape and Ocean Shore. The acquisitions of Colonial and Cape have been consummated, and the acquisition of Ocean Shore is expected to close in the first quarter of 2017. Primarily as a result of the three acquisitions, the assets of the Company will have increased by 116%, from $2.4 billion at December 31, 2014 to pro forma total assets as of June 30, 2016 of $5.1 billion (assuming the acquisition of Ocean Shore).

Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of the three acquired institutions and retain the customers of those institutions. If the Company is unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, and any other institutions that may be acquired in the future, the Company’s results of operations may be adversely affected.

In addition, to successfully manage substantial growth, the Company may need to increase non-interest expenses through additional personnel, leasehold and data processing costs, among others. In order to successfully manage growth, the Company may need to adopt and effectively implement policies, procedures and controls to maintain credit quality, control costs and oversee the Company’s operations. No assurance can be given that the Company will be successful in this strategy.

The Company may not be able to successfully manage its business as a result of the strain on management and operations that may result from growth. The ability to manage growth will depend on its ability to continue to attract, hire and retain skilled employees. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees.

Finally, substantial growth may stress regulatory capital levels, and may require the Company to raise additional capital. No assurance can be given that the Company will be able to raise any required capital, or that it will be able to raise capital on terms that are beneficial to shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, through
April 30, 2016	—	$—	—	244,804
May 1, 2016 through
May 31, 2016	—	$—	—	244,804
June 1, 2016 through
June 30, 2016	—	$—	—	244,804

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: August 9, 2016	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

DATE: August 9, 2016	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	44

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	45

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	46

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.