Form 10-Q
period 2016-09-30
OCEANFIRST FINANCIAL CORP
filed 2016-11-09
CIK 1004702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016 there were 25,850,788 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2016	June 30, 2016	September 30, 2015
SELECTED FINANCIAL CONDITION DATA:
Total assets	$4,151,017	$4,047,493	$2,557,898
Loans receivable, net	3,028,696	3,130,046	1,938,972
Deposits	3,324,681	3,206,262	1,967,771
Stockholders’ equity	417,244	409,258	234,688
SELECTED OPERATING DATA:
Net interest income	33,935	30,014	19,575
Provision for loan losses	888	662	300
Other income	5,896	4,883	4,152
Operating expenses	25,026	28,646	16,147
Net income	9,128	3,661	4,698
Diluted earnings per share	0.35	0.16	0.28
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per share	16.14	15.89	13.58
Tangible stockholders’ equity per share (1)	13.42	13.14	13.46
Cash dividend per share	0.13	0.13	0.13
Stockholders’ equity to total assets	10.05%	10.11%	9.18%
Tangible stockholders’ equity to total tangible assets (1)	8.50	8.51	9.10
Return on average assets (2) (3)	0.88	0.40	0.74
Return on average stockholders’ equity (2) (3)	8.77	3.79	7.96
Return on average tangible stockholders’ equity (1) (2) (3)	10.58	4.32	8.02
Net interest rate spread	3.49	3.47	3.13
Net interest margin	3.56	3.57	3.24
Operating expenses to average assets (2) (3)	2.43	3.16	2.54
Efficiency ratio (3)	62.83	82.09	68.05
ASSET QUALITY:
Non-performing loans	$16,507	$15,330	$24,394
Non-performing assets	25,614	25,121	27,656
Allowance for loan losses as a percent of total loans receivable	0.51%	0.53%	0.85%
Allowance for loan losses as a percent of total non-performing loans	94.61	108.79	68.21
Non-performing loans as a percent of total loans receivable	0.54	0.48	1.24
Non-performing assets as a percent of total assets	0.62	0.62	1.08
Wealth Management
Assets under administration	$221,612	$221,277	$205,087

(1)	Tangible stockholders’ equity is calculated by excluding intangible assets relating to goodwill and core deposit intangible.
(2)	Ratios are annualized.
(3)	Performance ratios include the adverse impact of merger related expenses of $1.3 million, or $1.1 million, net of tax benefit, for the quarter ended September 30, 2016; $7.2 million, or $5.0 million, net of tax benefit, for the quarter ended June 30, 2016; and $1.0 million, or $714,000, net of tax benefit, for the quarter ended September 30, 2015.

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

In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded moderately in 2015 and continues to show modest growth again in 2016. Labor market conditions improved as the national unemployment rates in the first nine months of 2016 decreased compared to prior year levels, while measures of inflation remain subdued.

On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. (“Cape”), valued at $195 million. The acquisition added 22 new branches, $1.5 billion in total assets, $1.2 billion in loans, and $1.2 billion in deposits. Cape’s core systems were integrated on October 15, 2016, providing for the realization of additional cost savings entering the first quarter of 2017.

Highlights of the Company’s financial results and corporate activities for the three months ended September 30, 2016 were as follows:

On July 13, 2016, the Company announced it had entered into a definitive agreement and plan of merger pursuant to which Ocean Shore Holding Company (“Ocean Shore”), the holding company and parent of Ocean City Home Bank, will merge with and into the Company in a transaction valued at approximately $145.6 million. Ocean City Home Bank is one of southern New Jersey’s oldest and largest community banks with 11 branches, $1.0 billion in total assets, $807 million in total deposits and $791 million in net loans at June 30, 2016. The transaction is expected to close on November 30, 2016 subject to certain conditions, including approval by stockholders of each company and customary closing conditions. The Company received the approval of the Office of the Comptroller of the Currency on October 27, 2016.

Risk management activities related to recent acquisitions included selling 63 residential loans with a carrying value of $4.4 million and 72 SBA loans with a carrying value of $8.4 million, which represented the entire SBA portfolio. One additional pool of 58 higher risk commercial loans, with an unpaid balance of $22.7 million, was designated as held for sale with a targeted closing in the fourth quarter.

Net income for the three months ended September 30, 2016, was $9.1 million, or $0.35 per diluted share, as compared to net income of $4.7 million, or $0.28 per diluted share, for the corresponding prior year period. Net income for the three months ended September 30, 2016 and 2015 includes merger related expenses of $1.3 million and $1.0 million, respectively, which reduced diluted earnings per share by $0.05 and $0.04, respectively. Excluding merger expenses, diluted earnings per share increased over the prior year period due to higher net interest income and other income, partly offset by higher operating expenses and provision for loan losses.

Net interest income for the three months ended September 30, 2016 increased to $33.9 million, as compared to $19.6 million for the corresponding prior year period reflecting an increase in interest-earning assets and a higher net interest margin primarily due to the Cape acquisition.

Other income increased to $5.9 million for the three months ended September 30, 2016, as compared to $4.2 million for the same prior year period. The increase was primarily due to the impact of the Cape acquisition which added $1.3 million to total other income. Operating expenses, excluding merger related expenses, increased $8.6 million for the three months ended September 30, 2016, as compared to the same prior year period primarily due to the operations of Cape and Colonial American Bank (“Colonial American”) (acquired July 31, 2015), which added $7.9 million to operating expenses, as well as the Bank’s investment in commercial lending and the impact of opening new branches.

The Company remains well-capitalized with a tangible common equity ratio of 8.50% at September 30, 2016. On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. No shares were repurchased during the quarter, and 244,804 shares remained available for repurchase at September 30, 2016.

The Company increased the quarterly per share dividend by 15%, from $0.13 to $0.15. The dividend is payable on November 18, 2016 to stockholders of record at the close of business on November 7, 2016.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2016 and 2015. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED,
	SEPTEMBER 30, 2016			SEPTEMBER 30, 2015
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$168,045	$139	0.33%	$55,047	$17	0.12%
Securities(1) and FHLB stock	533,809	2,561	1.91	468,707	1,977	1.67
Loans receivable, net(2):
Commercial	1,723,520	20,970	4.84	885,769	9,980	4.47
Residential	1,118,435	10,874	3.87	810,103	7,939	3.89
Home equity	255,919	2,745	4.27	193,483	2,050	4.20
Other	1,163	18	6.16	513	7	5.41
Allowance for loan loss net of deferred loan fees	(13,346)	—	—	(14,410)	—	—

Loans receivable, net	3,085,691	34,607	4.46	1,875,458	19,976	4.23

Total interest-earning assets	3,787,545	37,307	3.92	2,399,212	21,970	3.63

Non-interest-earning assets	316,290			122,269

Total assets	$4,103,835			$2,521,481

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$1,425,350	583	0.16	$870,115	291	0.13
Money market	386,490	295	0.30	142,063	65	0.18
Savings	488,749	49	0.04	306,928	27	0.03
Time deposits	477,496	1,156	0.96	244,325	779	1.26

Total	2,778,085	2,083	0.30	1,563,431	1,162	0.29
Securities sold under agreements to repurchase	68,540	24	0.14	78,516	30	0.15
FHLB advances	264,213	1,067	1.61	249,623	998	1.59
Other borrowings	26,207	198	3.01	27,500	205	2.96

Total interest-bearing liabilities	3,137,045	3,372	0.43	1,919,070	2,395	0.50

Non-interest-bearing deposits	521,088			354,411
Non-interest-bearing liabilities	31,536			13,827

Total liabilities	3,689,669			2,287,308
Stockholders’ equity	414,166			234,173

Total liabilities and stockholders’ equity	$4,103,835			$2,521,481

Net interest income		$33,935			$19,575

Net interest rate spread(3)			3.49%			3.13%

Net interest margin(4)			3.56%			3.24%

Total cost of deposits (including non-interest-bearing deposits)			0.25%			0.24%

	FOR THE NINE MONTHS ENDED,
	SEPTEMBER 30, 2016			SEPTEMBER 30, 2015
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits and short-term investments	$86,007	$209	0.32%	$37,409	$29	0.10%
Securities(1) and FHLB stock	517,051	7,149	1.85	489,671	6,133	1.67
Loans receivable, net(2):
Commercial	1,390,196	49,750	4.78	805,961	27,034	4.50
Residential	1,009,012	29,139	3.86	793,512	23,469	3.95
Home equity	228,172	7,233	4.23	194,743	6,027	4.14
Other	893	41	6.13	461	23	6.67
Allowance for loan loss net of deferred loan fees	(13,379)	—	—	(13,654)	—	—

Loans receivable, net	2,614,894	86,163	4.40	1,781,023	56,553	4.25

Total interest-earning assets	3,217,952	93,521	3.88	2,308,103	62,715	3.63

Non-interest-earning assets	236,399			115,577

Total assets	$3,454,351			$2,423,680

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$1,181,110	1,391	0.16	$864,054	673	0.10
Money market	280,836	546	0.26	122,038	111	0.12
Savings	413,388	117	0.04	304,799	75	0.03
Time deposits	386,505	3,071	1.06	220,827	2,225	1.35

Total	2,261,839	5,125	0.30	1,511,718	3,084	0.27
Securities sold under agreements to repurchase	76,289	78	0.14	71,054	73	0.14
FHLB advances	272,405	3,351	1.64	254,189	2,810	1.48
Other borrowings	23,846	459	2.57	27,500	607	2.95

Total interest-bearing liabilities	2,634,379	9,013	0.46	1,864,461	6,574	0.47

Non-interest-bearing deposits	448,459			319,797
Non-interest-bearing liabilities	23,650			14,407

Total liabilities	3,106,488			2,198,665
Stockholders’ equity	347,863			225,015

Total liabilities and stockholders’ equity	$3,454,351			$2,423,680

Net interest income		$84,508			$56,141

Net interest rate spread(3)			3.42%			3.16%

Net interest margin(4)			3.51%			3.25%

Total cost of deposits (including non-interest bearing deposits)			0.25%			0.23%

(1)	Amounts are recorded at average amortized cost.
(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets increased by $1.558 billion to $4.151 billion at September 30, 2016, from $2.593 billion at December 31, 2015 primarily as a result of the Cape acquisition. Cash, due from banks and interest-bearing deposits increased by $267.6 million, to $311.6 million at September 30, 2016, from $43.9 million at December 31, 2015. The increase was primarily due to third quarter cash flows relating to deposit growth, the issuance of subordinated notes and the reduction in loans receivable. Loans receivable, net, increased by $1.058 billion, to $3.029 billion at September 30, 2016, from $1.971 million at December 31, 2015. Excluding the Cape acquisition, loans receivable net, decreased $99.8 million, partly due to the sale and pending sale, of $30.7 million in higher risk loans. As part of the acquisitions of Cape and Colonial American, and the purchase of an existing retail branch in the Toms River market in the first quarter of 2016, at September 30, 2016, the Company had outstanding goodwill of $66.5 million and core deposit intangibles of $3.7 million.

Deposits increased by $1.408 billion, to $3.325 billion at September 30, 2016, from $1.917 billion at December 31, 2015, including deposits of $1.248 million acquired from Cape and $17.0 million acquired through the purchase of an existing retail branch located in the Toms River market. Excluding the Cape acquisition, deposits increased $159.6 million, while core deposits (all deposits excluding time deposits) increased $178.4 million. The loan-to-deposit ratio at September 30, 2016 was 91.1%, as compared to 102.8% at December 31, 2015. The deposit growth funded a decrease in Federal Home Loan Bank (“FHLB”) advances of $73.3 million, to $251.1 million at September 30, 2016, from $324.4 million at December 31, 2015. The increase in other borrowings relates to the September 2016 issuance of $35.0 million in subordinated notes at an initial rate of 5.125% and a stated maturity of September 30, 2026.

Stockholders’ equity increased to $417.2 million at September 30, 2016, as compared to $238.4 million at December 31, 2015. The acquisition of Cape added $165.9 million to stockholders’ equity. At September 30, 2016, there were 244,804 shares available for repurchase under the stock repurchase program adopted in July of 2014. Tangible stockholders’ equity per common share decreased to $13.42 at September 30, 2016, as compared to $13.67 at December 31, 2015, due to the addition of intangible assets in the Cape acquisition.

Comparison of Operating Results for the three and nine months ended September 30, 2016 and September 30, 2015

General

On July 31, 2015, the Company completed its acquisition of Colonial American, which added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits. Colonial American’s results of operations are included in the consolidated results for the three and nine months ended September 30, 2016, however in 2015, Colonial American is only included in the results of operations for the period from August 1, 2015 through September 30, 2015.

On May 2, 2016, the Company completed its acquisition of Cape, which added $1.5 billion to assets, $1.2 billion to loans and $1.2 billion to deposits. Cape’s results of operations from May 2, 2016 through September 30, 2016 are included in the consolidated results for the three and nine months ended September 30, 2016, but are excluded from the results of operations for the corresponding prior year periods.

Net income for the three months ended September 30, 2016 was $9.1 million, or $0.35 per diluted share, as compared to net income of $4.7 million, or $0.28 per diluted share for the corresponding prior year period. Net income for the nine months ended September 30, 2016 was $17.0 million, or $0.77 per diluted share, as compared to net income of $15.1 million, or $0.90 per diluted share, for the corresponding prior year period. Net income for the three and nine months ended September 30, 2016 includes merger related expenses of $1.3 million, and $9.9 million, respectively, as compared to merger related expenses of $1.0 million and $1.3 million, respectively, for the same prior year periods. In connection with the Cape acquisition, the Bank deleveraged the combined balance sheet through the sale of lower-yielding securities and the prepayment of existing term borrowings in order to improve the net interest margin, reduce interest rate sensitivity, and increase capital ratios. The implementation of this strategy resulted in a second quarter expense of $136,000 relating to the prepayment of FHLB advances and a loss of $12,000 on the sale of investment securities available-for-sale (the “deleveraging costs”). The after-tax impact of merger related expenses and the deleveraging costs reduced diluted earnings per share by $0.05 and $0.34 for the three and nine months ended September 30, 2016, respectively, and by $0.04 and $0.06 for the three and nine months ended September 30, 2015, respectively. Excluding the merger related expenses and the deleveraging costs, diluted earnings per share increased over the prior year periods due to higher net interest income and other income, partly offset by higher operating expenses and provision for loan losses.

Interest Income

Interest income for the three months and nine months ended September 30, 2016 increased to $37.3 million and $93.5 million, respectively, as compared to $22.0 million and $62.7 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased $1,388.3 million and $909.8 million, respectively, for the three and nine months ended September 30, 2016, as compared to the same prior year periods. The averages for the three and nine months ended September 30, 2016, were favorably impacted by $1,233.7 million and $776.7 million, respectively, as a result of the interest-earning assets acquired from Cape and Colonial American (“Acquisition Transactions”). Average loans receivable, net, increased $1,210.2 million and $833.9 million, respectively, for the three and nine months ended September 30, 2016, as compared to the same prior year periods. The increases in average loans receivable, net, attributable to the Acquisition Transactions were $1,198.7 million and $723.9 million for the three and nine months ended September 30, 2016, respectively. The yield on average interest-earning assets increased to 3.92% and 3.88%, respectively, for the three and nine months ended September 30, 2016, as compared to 3.63%, in both corresponding prior year periods. The yields on average interest-earning assets for the three and nine months ended September 30, 2016 benefited from the accretion of purchase accounting adjustments, the higher-yielding interest-earning assets acquired from Cape, and the change in the average balance sheet mix in favor of higher-yielding loans receivable at the expense of lower-yielding securities.

Interest Expense

Interest expense for the three and nine months ended September 30, 2016 was $3.4 million and $9.0 million, respectively, as compared to $2.4 million and $6.6 million, respectively, in the corresponding prior year periods. The cost of average interest-bearing liabilities decreased to 0.43% and 0.46%, respectively, for the three and nine months ended September 30, 2016, as compared to 0.50% and 0.47%, respectively, for the prior year periods benefiting from the change in mix to lower-cost deposits from higher-cost borrowings. The total cost of deposits (including non-interest-bearing deposits) was 0.25% for both the three and nine months ended September 30, 2016, as compared to 0.24% and 0.23% for the corresponding prior year periods.

Net Interest Income

Net interest income for the three and nine months ended September 30, 2016 increased to $33.9 million and $84.5 million, respectively, as compared to $19.6 million and $56.1 million, respectively, in the corresponding prior year periods, reflecting an increase in interest-earning assets and a higher net interest margin. Average interest-earning assets increased $1,388.3 million and $909.8 million, respectively, for the three and nine months ended September 30, 2016, as compared to the same prior year periods. The averages for the three and nine months ended September 30, 2016, were favorably impacted by $1,233.7 million and $776.7 million, respectively, as a result of the interest-earning assets from the Acquisition Transactions. The net interest margin increased to 3.56% and 3.51%, respectively, for the three and nine months ended September 30, 2016, as compared to 3.24% and 3.25%, respectively, for the three and nine months ended September 30, 2015. Included in net interest income for the three and nine months ended September 30, 2016, is $1.6 million and $3.1 million, respectively, of net accretion of purchase accounting adjustments, as compared to $140,000 for both the corresponding prior year periods.

Provision for Loan Losses

For the three and nine months ended September 30, 2016, the provision for loan losses was $888,000 and $2.1 million, respectively, as compared to $300,000 and $975,000, respectively, for the corresponding prior year periods. Net charge-offs were $1.9 million and $3.2 million, respectively, for the three and nine months ended September 30, 2016, as compared to net charge-offs of $196,000 and $654,000, respectively, in the corresponding prior year periods. The increase in net charge-offs for the three and nine months ended September 30, 2016 was primarily due to third quarter charge-offs of $1.6 million on loans sold or held for sale at September 30, 2016, and to a lesser extent, first quarter charge-offs of $886,000 on two non-performing commercial loans. Of the $1.6 million in third quarter charge-offs, $1.1 million was related to a pool of higher risk commercial loans designated as held for sale at September 30, 2016 with an unpaid principal balance of $22.7 million and with a specific allocation in the allowance for loan losses of $916,000. This pool of loans is expected to be sold in the fourth quarter. Non-performing loans decreased to $16.5 million at September 30, 2016, as compared to $18.3 million at December 31, 2015. The non-performing loan amount at September 30, 2016 includes $3.2 million of loans held for sale which have been marked down to fair value.

Other Income

For the three and nine months ended September 30, 2016, other income increased to $5.9 million and $14.2 million, respectively, as compared to $4.2 million and $12.3 million, respectively, in the same prior year periods. The increases from the prior periods were primarily due to the impact of the Cape acquisition which added $1.3 million and $2.2 million to total other income for the three and nine months ended September 30, 2016, respectively, as compared to the same prior year periods. Excluding Cape, other income increased $452,000 for the three months ended September 30, 2016, and decreased $396,000 for the nine months ended September 30, 2016, as compared to the same prior year periods. For the three and nine months ended September 30, 2016, other income included a gain of $125,000 and a loss of $292,000, respectively, attributable to the operations of a hotel, golf and banquet facility acquired as

Other Real Estate Owned (“OREO”) in the fourth quarter of 2015. The Bank is currently engaged in a sales process with qualified buyers for this property. The results for the nine months ended September 30, 2016 included no gains on the sale of loan servicing, as compared to $111,000 in the prior year period.

Operating Expenses

Operating expenses increased to $25.0 million and $70.4 million, respectively, for the three and nine months ended September 30, 2016, as compared to $16.1 million and $44.3 million, respectively, in the same prior year periods. Operating expenses for the three and nine months ended September 30, 2016 include $1.3 million and $9.9 million, respectively, in merger related expenses, as compared to merger related expenses of $1.0 million and $1.3 million, respectively, in the prior year periods. Excluding merger related expenses, the increases in operating expenses over the prior year were primarily due to the operations of Cape and Colonial American, which added $7.9 million and $13.7 million for the quarter and year-to-date, respectively; the investment in commercial lending which added expenses of $21,000 and $822,000 for the quarter and year-to-date, respectively; the addition of new branches which added expenses of $269,000 and $991,000 for the quarter and year-to-date, respectively; and the FHLB advance prepayment fee of $136,000.

Provision for Income Taxes

The provision for income taxes was $4.8 million and $9.2 million, respectively, for the three and nine months ended September 30, 2016, as compared to $2.6 million and $8.1 million, respectively, for the same prior year periods. The effective tax rate was 34.4% and 35.0%, respectively, for the three and nine months ended September 30, 2016 as compared to 35.5% and 34.9%, respectively, for the same prior year periods. The variances in the effective tax rate were primarily due to the timing of non-deductible merger related expenses.

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

At September 30, 2016, the Company had no outstanding overnight borrowings from the FHLB as compared to $82.0 million outstanding at December 31, 2015. The Company utilizes overnight borrowings to fund short-term liquidity needs. The Company had total FHLB borrowings, including the overnight borrowings, of $251.1 million and $324.4 million, respectively, at September 30, 2016 and December 31, 2015.

The Company’s cash needs for the nine months ended September 30, 2016 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and the sale of higher risk loans, proceeds from maturities and calls of investment securities, proceeds from sale of available-for-sale securities, deposit growth and the issuance of subordinated notes. The cash was principally utilized for loan originations, the purchase of loans receivable, and to reduce borrowings. The Company’s cash needs for the nine months ended September 30, 2015 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of investment securities and to reduce FHLB borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At September 30, 2016, outstanding undrawn lines of credit totaled $486.2 million; outstanding commitments to originate loans totaled $109.3 million; and outstanding commitments to sell loans totaled $10.1 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $258.1 million at September 30, 2016. Based upon historical experience, management estimates that a significant portion of such time deposits will remain with the Company.

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

Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the nine months ended September 30, 2016, the Company did not repurchase any shares of common stock as compared to repurchases of 373,594 shares at a cost of $6.5 million for the nine months ended September 30, 2015. At September 30, 2016, there were 244,804 shares available to be repurchased under the stock repurchase program authorized in July of 2014.

Cash dividends on common stock declared and paid during the first nine months of 2016 were $8.8 million, as compared to $6.5 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the Cape and Colonial American acquisitions. On October 19, 2016, the Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share, an increase of $0.02 from the linked quarter. The dividend is payable on November 18, 2016 to stockholders of record at the close of business on November 7, 2016.

The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. In September 2016, the Company issued $35.0 million in subordinated notes at an initial rate of 5.125% and a stated maturity of September 30, 2026. At December 31, 2015, the Company had received notice from the Federal Reserve Bank of Philadelphia that it does not object to the payment of $12.0 million in dividends from the Bank to the Company over the next three quarters of 2016, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises. For the nine months ended September 30, 2016, the Company received a dividend payment of $4.0 million from the Bank and $8.0 million remained to be paid. The Bank elected not to pay dividends during the second and third quarters of 2016 in order to retain capital subsequent to the Cape acquisition. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At September 30, 2016, OceanFirst Financial Corp. held $46.8 million in cash.

As of September 30, 2016, the Company and the Bank exceeded all regulatory capital requirements as follows (in thousands):

OceanFirst Financial Corp.	Actual		Required
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$362,891	8.89%	$163,294	4.00%
Common equity Tier 1 (to risk-weighted assets)	353,600	12.10	149,754	5.125	(1)
Tier 1 capital (to risk-weighted assets)	362,891	12.42	175,322	6.00
Total capital (to risk-weighted assets)	414,135	14.17	233,762	8.00

OceanFirst Bank	Actual		Required
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$347,394	8.54%	$162,728	4.00%
Common equity Tier 1 (to risk-weighted assets)	347,394	11.90	149,576	5.125	(1)
Tier 1 capital (to risk-weighted assets)	347,394	11.90	175,114	6.00
Total capital (to risk-weighted assets)	363,638	12.46	233,485	8.00

(1)	Includes capital conservation buffer.

The Company and the Bank are considered “well-capitalized” under the Prompt Corrective Action Regulations.

At September 30, 2016, the Company maintained tangible common equity of $347.0 million, for a tangible common equity to assets ratio of 8.50%.

Off-Balance-Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include undrawn lines of credit and commitments to extend credit. The Company also has outstanding commitments to sell loans amounting to $10.1 million at September 30, 2016.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2016 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$376,623	$70,991	$139,232	$110,000	$56,400
Commitments to Fund Undrawn Lines of Credit
Commercial	280,490	280,490	—	—	—
Consumer	205,725	205,725	—	—	—
Commitments to Originate Loans	109,327	109,327	—	—	—

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

Non-Performing Assets

The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans and OREO. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30,	December 31,
	2016	2015
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$1,152	$123
Commercial real estate – owner occupied	5,213	7,684
Commercial real estate – investor	1,675	3,112
Residential mortgage	7,017	5,779
Home equity loans and lines	1,450	1,574
Other consumer	—	2

Total non-performing loans	16,507	18,274
Other real estate owned	9,107	8,827

Total non-performing assets	$25,614	$27,101

Purchased credit impaired loans (“PCI”)	$5,836	$461

Delinquent loans 30-89 days	$8,553	$9,087

Allowance for loan losses as a percent of total loans receivable	0.51%	0.84%
Allowance for loan losses as a percent of total non-performing loans	94.61	91.51
Non-performing loans as a percent of total loans receivable	0.54	0.91
Non-performing assets as a percent of total assets	0.62	1.05

The Company’s non-performing loans totaled $16.5 million at September 30, 2016, as compared to $18.3 million at December 31, 2015. Included in the non-performing loans total at September 30, 2016 was $3.5 million of troubled debt restructured (“TDR”) loans, as compared to $4.9 million of TDR loans at December 31, 2015. The decrease in commercial real estate – owner occupied was primarily due to payoffs and loans returning to accrual status. Non-performing loans do not include $5.8 million of PCI loans acquired from Cape and Colonial American. At September 30, 2016, the allowance for loan losses totaled $15.6 million, or 0.51% of total loans, as compared to $16.7 million, or 0.84% of total loans at December 31, 2015. These ratios exclude existing fair value credit marks of $17.1 million at September 30, 2016 on the Cape and Colonial American loans and $2.2 million at December 31, 2015 on the Colonial American loans. These loans were acquired at fair value with no related allowances for loan losses. OREO includes $7.0 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	September 30,	December 31,
	2016	2015
Special Mention	$36,684	$23,087
Substandard	64,466	33,258

The increase in substandard and special mention loans is primarily a result of the re-grading of the Cape loan portfolio using the Bank’s risk rating scale. The classification downgrades are consistent with the Company’s due diligence findings prior to the acquisition and reflective of the credit mark at the time of acquisition. The largest substandard loan relationship is comprised of several credit facilities to a marina with an aggregate balance of $5.2 million. The loans are well collateralized by commercial and residential real estate, all business assets and also carry a personal guarantee. The largest special mention loan is a $7.8 million facility to a marina that is well secured by the marina and related commercial and residential real estate.

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

The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2016, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2016, the Company’s one-year gap was positive 1.32% as compared to negative 1.71% at December 31, 2015.

At September 30, 2016	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets:(1)
Interest-earning deposits and short-term investments	$271,497	$—	$—	$—	$—	$271,497
Investment securities	66,286	9,358	15,328	29,777	27,756	148,505
Mortgage-backed securities	33,190	57,483	106,022	73,176	64,249	334,120
FHLB stock	—	—	—	—	18,289	18,289
Loans receivable(2)	511,087	637,859	934,328	571,853	385,779	3,040,906

Total interest-earning assets	882,060	704,700	1,055,678	674,806	496,073	3,813,317

Interest-bearing liabilities:
Money market deposit accounts	222,100	9,406	43,170	39,027	86,351	400,054
Savings accounts	113,518	22,197	113,866	97,687	141,905	489,173
Interest-bearing checking accounts	776,542	38,725	158,018	135,083	342,715	1,451,083
Time deposits	80,142	180,473	135,240	72,624	2,935	471,414
FHLB advances	475	1,438	139,232	110,000	—	251,145
Securities sold under agreements to repurchase and other borrowings	91,577	—	—	—	33,900	125,477

Total interest-bearing liabilities	1,284,354	252,239	589,526	454,421	607,806	3,188,346
Interest sensitivity gap(3)	$(402,294)	$452,461	$466,152	$220,385	$(111,733)	$624,971

Cumulative interest sensitivity gap	$(402,294)	$50,167	$516,319	$736,704	$624,971	$624,971

Cumulative interest sensitivity gap as a percent of total interest-earning assets	(10.55)%	1.32%	13.54%	19.32%	16.39%	16.39%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan losses, unamortized discounts and deferred loan fees.
(3)	Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2016 and December 31, 2015. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2015 Form 10-K.

	September 30, 2016					December 31, 2015
	Economic Value of Equity		Net Interest Income			Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$492,191	0.0%	12.6%	$123,470	0.2%	$286,152	(9.0)%	11.8%	$74,186	(9.3)%
200	504,221	2.5	12.6	124,531	1.0	303,359	(3.5)	12.2	77,638	(5.1)
100	504,875	2.6	12.3	124,529	1.0	313,886	(0.2)	12.3	80,160	(2.0)
Static	492,068	—	11.8	123,282	—	314,366	—	12.0	81,821	—
(100)	432,799	(12.0)	10.2	118,217	(4.1)	300,080	(4.5)	11.3	78,138	(4.5)

The decrease in interest rate sensitivity in a rising interest rate scenario at September 30, 2016, as compared to December 31, 2015, is primarily due to the increase in interest-earning deposits of $252.4 million.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.

Consolidated Statements of Financial Condition

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$311,583	$43,946
Securities available-for-sale, at estimated fair value	2,497	29,902
Securities held-to-maturity, net (estimated fair value of $478,727 at September 30, 2016 and $397,763 at December 31, 2015)	470,642	394,813
Federal Home Loan Bank of New York stock, at cost	18,289	19,978
Loans receivable, net	3,028,696	1,970,703
Loans held for sale	21,679	2,697
Interest and dividends receivable	9,396	5,860
Other real estate owned	9,107	8,827
Premises and equipment, net	51,243	28,419
Servicing asset	259	589
Bank Owned Life Insurance	106,433	57,549
Deferred tax asset	39,391	16,807
Other assets	11,543	10,900
Core deposit intangible	3,722	256
Goodwill	66,537	1,822

Total assets	$4,151,017	$2,593,068

Liabilities and Stockholders’ Equity
Deposits	$3,324,681	$1,916,678
Securities sold under agreements to repurchase with retail customers	69,078	75,872
Federal Home Loan Bank advances	251,146	324,385
Other borrowings	56,399	22,500
Advances by borrowers for taxes and insurance	8,287	7,121
Other liabilities	24,182	8,066

Total liabilities	3,733,773	2,354,622

Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 25,850,956 and 17,286,557 shares outstanding at September 30, 2016 and December 31, 2015, respectively	336	336
Additional paid-in capital	308,979	269,757
Retained earnings	236,472	229,140
Accumulated other comprehensive loss	(5,611)	(6,241)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,832)	(3,045)
Treasury stock, 7,715,816 and 16,280,215 shares at September 30, 2016 and December 31, 2015, respectively	(120,100)	(251,501)
Common stock acquired by Deferred Compensation Plan	(310)	(314)
Deferred Compensation Plan Liability	310	314

Total stockholders’ equity	417,244	238,446

Total liabilities and stockholders’ equity	$4,151,017	$2,593,068

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Interest income:
Loans	$34,607	$19,976	$86,163	$56,553
Mortgage-backed securities	1,700	1,460	4,823	4,602
Investment securities and other	1,000	534	2,535	1,560

Total interest income	37,307	21,970	93,521	$62,715

Interest expense:
Deposits	2,083	1,162	5,125	3,084
Borrowed funds	1,289	1,233	3,888	3,490

Total interest expense	3,372	2,395	9,013	6,574

Net interest income	33,935	19,575	84,508	56,141
Provision for loan losses	888	300	2,113	975

Net interest income after provision for loan losses	33,047	19,275	82,395	55,166

Other income:
Bankcard services revenue	1,347	929	3,409	2,611
Wealth management revenue	608	501	1,779	1,657
Fees and service charges	2,916	2,091	7,235	6,042
Loan servicing income	26	75	177	186
Net loss on sale of investment securities available-for-sale	—	—	(12)	—
Net gain on sale of loan servicing	—	—	—	111
Net gain on sales of loans available-for-sale	347	260	696	637
Net loss from other real estate operations	(63)	(59)	(782)	(111)
Income from Bank Owned Life Insurance	659	348	1,520	1,158
Other	56	7	133	18

Total other income	5,896	4,152	14,155	12,309

Operating expenses:
Compensation and employee benefits	13,558	8,269	33,456	23,508
Occupancy	2,315	1,508	5,952	4,204
Equipment	1,452	951	3,605	2,562
Marketing	479	398	1,273	1,087
Federal deposit insurance	743	541	1,995	1,545
Data processing	2,140	1,193	5,286	3,382
Check card processing	623	490	1,548	1,388
Professional fees	681	390	1,879	1,324
Other operating expense	1,543	1,369	5,036	4,005
Federal Home Loan Bank prepayment fee	—	—	136	—
Amortization of core deposit intangible	181	8	319	8
Merger related expenses	1,311	1,030	9,902	1,264

Total operating expenses	25,026	16,147	70,387	44,277

Income before provision for income taxes	13,917	7,280	26,163	23,198
Provision for income taxes	4,789	2,582	9,169	8,105

Net income	$9,128	$4,698	$16,994	$15,093

Basic earnings per share	$0.36	$0.28	$0.79	$0.91

Diluted earnings per share	$0.35	$0.28	$0.77	$0.90

Average basic shares outstanding	25,435	16,733	21,624	16,522

Average diluted shares outstanding	25,889	16,953	21,990	16,746

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$9,128	$4,698	$16,994	$15,093
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $27 and tax expense of $10 in 2016, and net of tax expense of $27 and $125 in 2015, respectively)	(39)	40	14	181
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $153 and $431 in 2016 and $152 and $415 in 2015, respectively)	221	221	623	602
Reclassification adjustment for losses included in net income (net of tax benefit of $5 in 2016)	—	—	(7)	—

Total comprehensive income	$9,310	$4,959	$17,624	$15,876

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of

Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share amounts)

Nine months ended September 30, 2016 and 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2014	$—	$336	$265,260	$217,714	$(7,109)	$(3,330)	$(254,612)	$(304)	$304	$218,259
Net income	—	—	—	15,093	—	—	—	—	—	15,093
Other comprehensive income, net of tax	—	—	—	—	783	—	—	—	—	783
Tax benefit of stock plans	—	—	13	—	—	—	—	—	—	13
Stock awards	—	—	985	—	—	—	—	—	—	985
Treasury stock allocated to restricted stock plan	—	—	1,215	(142)	—	—	(1,073)	—	—	—
Issued 660,998 treasury shares to finance acquisition	—	—	1,633	—	—	—	10,185	—	—	11,818
Purchased 373,594 shares of common stock	—	—	—	—	—	—	(6,457)	—	—	(6,457)
Allocation of ESOP stock	—	—	226	—	—	214	—	—	—	440
Cash dividend $0.39 per share	—	—	—	(6,496)	—	—	—	—	—	(6,496)
Exercise of stock options	—	—	—	(54)	—	—	304	—	—	250
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(7)	7	—

Balance at September 30, 2015	$—	$336	$269,332	$226,115	$(6,326)	$(3,116)	$(251,653)	$(311)	$311	$234,688

Balance at December 31, 2015	$—	$336	$269,757	$229,140	$(6,241)	$(3,045)	$(251,501)	$(314)	$314	$238,446
Net income	—	—	—	16,994	—	—	—	—	—	16,994
Other comprehensive income, net of tax	—	—	—	—	630	—	—	—	—	630
Tax expense of stock plans	—	—	(228)	—	—	—	—	—	—	(228)
Stock awards	—	—	1,181	—	—	—	—	—	—	1,181
Treasury stock allocated to restricted stock plan	—	—	1,081	(109)	—	—	(972)	—	—	—
Issued 8,282,296 treasury shares to finance acquisition	—	—	36,940	—	—	—	128,961	—	—	165,901
Allocation of ESOP stock	—	—	248	—	—	213	—	—	—	461
Cash dividend $0.39 per share	—	—	—	(8,789)	—	—	—	—	—	(8,789)
Exercise of stock options	—	—	—	(764)	—	—	3,412	—	—	2,648
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	4	(4)	—

Balance at September 30, 2016	$—	$336	$308,979	$236,472	$(5,611)	$(2,832)	$(120,100)	$(310)	$310	$417,244

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the nine months ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$16,994	$15,093

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,441	2,370
Allocation of ESOP stock	461	440
Stock awards	1,181	985
Amortization of servicing asset	125	276
Net premium amortization in excess of discount accretion on securities	1,295	1,583
Net amortization of deferred costs and discounts on loans	(117)	86
Amortization of core deposit intangible	319	8
Net accretion/amortization of purchase accounting adjustments	(3,068)	(140)
Provision for loan losses	2,113	975
Net loss (gain) on sale of other real estate owned	208	(84)
Net loss on sale of fixed assets	38	—
Net loss on sales of available-for-sale securities	12	—
Net gain on sales of loans	(696)	(637)
Proceeds from sales of mortgage loans held for sale	37,687	42,787
Mortgage loans originated for sale	(25,079)	(40,255)
Increase in value of Bank Owned Life Insurance	(1,520)	(1,158)
Increase in interest and dividends receivable	(24)	(50)
Decrease in other assets	8,464	1,858
Increase (decrease) in other liabilities	4,072	(2,624)

Total adjustments	28,912	6,420

Net cash provided by operating activities	45,906	21,513

Cash flows from investing activities:
Net decrease (increase) in loans receivable	68,358	(107,776)
Proceeds from sale of high risk loans	12,797	—
Purchase of loans receivable	(12,942)	(22,054)
Purchase of investment securities held-to-maturity	(2,030)	(9,973)
Proceeds from maturities and calls of investment securities held-to-maturity	53,552	35,861
Proceeds from sales of securities available-for-sale	59,870	—
Principal repayments on mortgage-backed securities held-to-maturity	52,110	46,791
Proceeds from Bank Owned Life Insurance	310	—
Decrease in Federal Home Loan Bank of New York stock	8,471	3,514
Proceeds from sales of other real estate owned	3,193	1,722
Purchases of premises and equipment	(4,580)	(3,076)
Cash (received) acquired, net of cash consideration paid for acquisition	(477)	3,703
Cash acquired, net of cash paid for branch acquisition	16,727	—

Net cash provided by (used in) investing activities	255,359	(51,288)

Continued

OceanFirst Financial Corp.

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	For the nine months ended September 30,
	2016	2015
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$143,104	$124,290
Decrease in short-term borrowings	(175,821)	(107,619)
Proceeds from Federal Home Loan Bank advances	55,000	40,000
Net proceeds from issuance of subordinated notes	33,899	—
Repayments of Federal Home Loan Bank advances	(73,678)	(1,232)
Repayments of other borrowings	(10,000)	—
Increase in advances by borrowers for taxes and insurance	237	1,485
Exercise of stock options	2,648	250
Purchase of treasury stock	—	(6,457)
Dividends paid	(8,789)	(6,496)
Tax (expense) benefit of stock plans	(228)	13

Net cash (used in) provided by financing activities	(33,628)	44,234

Net increase in cash and due from banks	267,637	14,459
Cash and due from banks at beginning of period	43,946	36,117

Cash and due from banks at end of period	$311,583	$50,576

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,932	$6,629
Income taxes	7,064	7,862
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	1,054	1,017
Loans charged-off, net	1,949	654
Transfer of loans receivable to other real estate owned	1,667	—

Acquisition:
Non-cash assets acquired:
Securities	$212,156	$6,758
Federal Home Loan Bank of New York stock	6,782	314
Loans	1,157,753	121,196
Premises & equipment	21,723	—
Other real estate owned	1,996	257
Deferred tax asset	21,664	3,244
Other assets	61,793	8,509
Goodwill and other intangible assets, net	68,179	2,122

Total non-cash assets acquired	$1,552,046	$142,400

Liabilities assumed:
Deposits	$1,248,367	$123,346
Federal Home Loan Bank advances	124,466	6,800
Other liabilities	12,835	309

Total liabilities assumed	$1,385,668	$130,455

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”), and its subsidiaries.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for all of 2016. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

The following table presents the assets acquired and liabilities assumed as of March 11, 2016 and the initial fair value estimates (in thousands):

	Book Value	Fair Value Adjustment	Fair Value
Assets Acquired
Cash and cash equivalents	$16,727	$—	$16,727
Loans	9	—	9
Other assets	15	—	15
Core deposit intangible	—	66	66

Total assets acquired	$16,751	$66	$16,817

Liabilities Assumed
Deposits	$16,953	$4	$16,957
Other liabilities	138	—	138

Total liabilities assumed	$17,091	$4	$17,095

Goodwill			$278

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

Cape Bancorp Acquisition

On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. (“Cape”), which after purchase accounting adjustments added $1.5 billion to assets, $1.2 billion to loans, and $1.2 billion to deposits. Total consideration paid for Cape was $196.4 million, including cash consideration of $30.5 million. Cape was merged with and into the Company as of the date of acquisition.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Cape, net of total consideration paid (in thousands):

	At May 2, 2016
(in thousands)	Cape Book Value	Purchase Accounting Adjustments		Estimated Fair Value
Total Purchase Price:				$196,403

Assets acquired:
Cash and cash equivalents	$30,025	$—		$30,025
Securities and Federal Home Loan Bank Stock	218,577	361		218,938
Loans:	1,169,568			1,157,753
Specific credit fair value on credit impaired loans	—	(4,925)		—
General credit fair value	—	(20,533)		—
Interest rate fair value	—	1,888		—
Reverse allowance for loan losses	—	9,931		—
Reverse net deferred fees, premiums and discounts	—	1,824		—
Premises and equipment	27,972	(6,249)		21,723
Other real estate owned	2,343	(347)		1,996
Deferred tax asset	9,407	12,257		21,664
Other assets	61,793	—		61,793
Core deposit intangible	831	2,887		3,718

Total assets acquired	1,520,516	(2,906)		1,517,610

Liabilities assumed:
Deposits	(1,247,688)	(679)		(1,248,367)
Borrowings	(123,587)	(879)		(124,466)
Other liabilities	(7,611)	(5,224	)(A)	(12,835)

Total liabilities assumed	(1,378,886)	(6,782)		(1,385,668)

Net assets acquired	$141,630	$(9,688)		131,942

Goodwill recorded in the merger				$64,461

(A)	Represents accrued liability related to the Pension Plan.

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties becomes available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former Cape operations included in the Consolidated Statements of Income from the date of the acquisition (May 2, 2016) through September 30, 2016. In addition, the table provides unaudited condensed pro forma financial information assuming the Cape acquisition had been completed as of January 1, 2016, for the nine months ended September 30, 2016, and as of January 1, 2015, for the nine months ended September 30, 2015. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Cape’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(in thousands)	Cape Actual from May 2, 2016 to September 30, 2016	Pro forma Nine months ended September 30, 2016	Pro forma Nine months ended September 30, 2015
Net interest income	$22,715	$101,107	$93,467
Provision for loan losses	250	3,329	3,650
Non-interest income	2,242	16,386	23,546
Non-interest expense	12,316	88,376	73,565
Net income	$8,310	$15,067	$28,070
Earnings per share:
Fully diluted		$0.59	$1.12

Fair Value Measurement of Assets Assumed and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and liabilities assumed in the Cape acquisition were as follows. Refer to Note 9, Fair Value Measurements, for a discussion of the fair value hierarchy.

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

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

To calculate the specific credit fair value adjustment, the Company reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting these criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

Premises and Equipment

Fair values are based upon appraisals from independent third parties. In addition to owned properties, Cape operated eight properties subject to lease agreements.

Deposits and Core Deposit Premium

Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs.

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

Note 3. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares issued net of Treasury shares	25,823	17,146	22,010	16,954
Less:Unallocated ESOP shares	(340)	(374)	(348)	(382)
Unallocated incentive award shares and shares held by deferred compensation plan	(48)	(39)	(38)	(50)

Average basic shares outstanding	25,435	16,733	21,624	16,522
Add: Effect of dilutive securities:
Stock options	434	200	347	204
Shares held by deferred compensation plan	20	20	19	20

Average diluted shares outstanding	25,889	16,953	21,990	16,746

For the three months ended September 30, 2016 and 2015, antidilutive stock options of 914,000 and 1,064,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2016 and 2015, antidilutive stock options of 1,132,000 and 740,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	At September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$2,489	$8	$—	$2,497

Held-to-maturity:
Investment securities:
U.S. agency obligations	$24,958	$344	$—	$25,302
State and municipal obligations	36,198	123	(23)	36,298
Corporate debt securities	76,129	254	(7,107)	69,276
Other investments	8,731	42	(5)	8,768

Total investment securities	146,016	763	(7,135)	139,644

Mortgage-backed securities:
FHLMC	136,934	1,370	(272)	138,032
FNMA	177,693	3,865	(179)	181,379
GNMA	10,389	146	(7)	10,528
Other mortgage-backed securities	9,104	40	—	9,144

Total mortgage-backed securities	334,120	5,421	(458)	339,083

Total held-to-maturity	$480,136	$6,184	$(7,593)	$478,727

Total securities	$482,625	$6,192	$(7,593)	$481,224

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$29,906	$23	$(27)	$29,902

Held-to-maturity:
Investment securities:
U.S. agency obligations	$55,178	$87	$(59)	$55,206
State and municipal obligations	13,311	18	(3)	13,326
Corporate debt securities	56,000	—	(8,527)	47,473

Total investment securities	124,489	105	(8,589)	116,005

Mortgage-backed securities:
FHLMC	120,116	364	(1,489)	118,991
FNMA	160,254	3,039	(1,123)	162,170
GNMA	502	95	—	597

Total mortgage-backed securities	280,872	3,498	(2,612)	281,758

Total held-to-maturity	$405,361	$3,603	$(11,201)	$397,763

Total securities	$435,267	$3,626	$(11,228)	$427,665

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Amortized cost	$480,136	$405,361
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	3,853	2,799

Carrying value	$470,642	$394,813

There were $75,000 in realized gains and $87,000 in realized losses on the sale of available-for-sale securities for the nine months ended September 30, 2016. There were no realized gains or losses for the three months ended September 30, 2016. There were no realized gains or losses on the sale of securities for the three and nine months ended September 30, 2015.

The amortized cost and estimated fair value of investment securities at September 30, 2016 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2016, corporate debt securities with an amortized cost of $60.5 million and estimated fair value of $53.5 million were callable prior to the maturity date.

September 30, 2016	Amortized Cost	Estimated Fair Value
Less than one year	$16,654	$16,671
Due after one year through five years	49,095	49,584
Due after five years through ten years	19,025	19,223
Due after ten years	55,000	47,895

	$139,774	$133,373

Other investments which consist of two open-end funds are excluded from the above table since there are no contractual maturity dates. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at September 30, 2016 and December 31, 2015, segregated by the duration of the unrealized loss, are as follows (in thousands):

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2016
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Held-to-maturity:
Investment securities:
State and municipal obligations	$12,117	(22)	$277	$(1)	$12,394	$(23)
Corporate debt securities	4,003	(2)	47,895	(7,105)	51,898	(7,107)
Other investments	868	(5)	—	—	868	(5)

Total investment securities	16,988	(29)	48,172	(7,106)	65,160	(7,135)

Mortgage-backed securities:
FHLMC	10,791	(20)	29,101	(252)	39,892	(272)
FNMA	18,847	(47)	9,717	(132)	28,564	(179)
GNMA	1,466	(7)	—	—	1,466	(7)

Total mortgage-backed securities	31,104	(74)	38,818	(384)	69,922	(458)

Total held-to-maturity	$48,092	$(103)	$86,990	$(7,490)	$135,082	$(7,593)

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$14,937	$(27)	$—	$—	$14,937	$(27)

Held-to-maturity:
Investment securities:
U.S. agency obligations	$30,175	$(43)	$5,023	$(16)	$35,198	$(59)
State and municipal obligations	2,857	(2)	639	(1)	3,496	(3)
Corporate debt securities	—	—	46,473	(8,527)	46,473	(8,527)

Total investment securities	33,032	(45)	52,135	(8,544)	85,167	(8,589)

Mortgage-backed securities:
FHLMC	35,816	(200)	53,604	(1,289)	89,420	(1,489)
FNMA	44,004	(434)	23,318	(689)	67,322	(1,123)

Total mortgage-backed securities	79,820	(634)	76,922	(1,978)	156,742	(2,612)

Total held-to-maturity	$112,852	$(679)	$129,057	$(10,522)	$241,909	$(11,201)

Total securities	$127,789	$(706)	$129,057	$(10,522)	$256,846	$(11,228)

At September 30, 2016, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
BankAmerica Capital	$15,000	$12,950	Ba1/BB+
Chase Capital	10,000	8,788	Baa2/BBB-
Wells Fargo Capital	5,000	4,350	A1/BBB+
Huntington Capital	5,000	4,225	Baa2/BB
Keycorp Capital	5,000	4,188	Baa2/BB+
PNC Capital	5,000	4,700	Baa1/BBB-
State Street Capital	5,000	4,500	A3/BBB
SunTrust Capital	5,000	4,194	Baa3/BB+

	$55,000	$47,895

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

At September 30, 2016, the estimated fair value of each of the above corporate debt securities was below cost. However, the estimated fair value of these corporate debt securities has steadily increased over the past several years. These corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A1 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate corporate debt securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate corporate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required interest rate spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on these corporate debt securities were only temporarily impaired at September 30, 2016. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Interest rate spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at September 30, 2016.

Note 5. Loans Receivable, Net

Loans receivable, net at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Commercial:
Commercial and industrial	$182,767	$144,538
Commercial real estate – owner occupied	491,118	307,509
Commercial real estate – investor	1,014,611	510,725

Total commercial	1,688,496	962,772

Consumer:
Residential mortgage	1,061,029	791,249
Residential construction	46,813	50,757
Home equity loans and lines	251,304	192,368
Other consumer	1,270	792

Total consumer	1,360,416	1,035,166

	3,048,912	1,997,938
Purchased credit impaired (“PCI”) loans	5,836	461

Total Loans	3,054,748	1,998,399
Loans in process	(13,842)	(14,206)
Deferred origination costs, net	3,407	3,232
Allowance for loan losses	(15,617)	(16,722)

Total loans, net	$3,028,696	$1,970,703

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

At September 30, 2016 and December 31, 2015, loans in the amount of $16.5 million and $18.3 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $3.7 million at September 30, 2016. The amount of foreclosed residential real estate property held by the Company was $1.8 million at September 30, 2016.

The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At September 30, 2016, the impaired loan portfolio totaled $34.9 million for which there was a specific allocation in the allowance for loan losses of $269,000. At December 31, 2015, the impaired loan portfolio totaled $38.4 million for which there was a specific allocation in the allowance for loan losses of $1.3 million. The average balance of impaired loans for the three and nine months ended September 30, 2016 was $34.5 million and $34.3 million, respectively, and $46.2 million and $40.9 million, respectively, for the same prior year periods.

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$16,678	$16,534	$16,722	$16,317
Provision charged to operations	888	300	2,113	975
Charge-offs	(2,116)	(211)	(3,511)	(900)
Recoveries	167	15	293	246

Balance at end of period	$15,617	$16,638	$15,617	$16,638

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,006	$2,711	$4,713	$1,107	$1,209	$932	$16,678
Provision (benefit) charged to operations	(376)	(168)	104	(130)	1,949	(491)	888
Charge-offs	(167)	—	—	(80)	(1,869)	—	(2,116)
Recoveries	6	—	—	—	161	—	167

Balance at end of period	$5,469	$2,543	$4,817	$897	$1,450	$441	$15,617

For the three months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$3,610	$3,716	$5,513	$952	$1,686	$1,057	$16,534
Provision (benefit) charged to operations	1,602	(421)	(471)	73	(101)	(382)	300
Charge-offs	(51)	—	—	(101)	(59)	—	(211)
Recoveries	—	—	10	3	2	—	15

Balance at end of period	$5,161	$3,295	$5,052	$927	$1,528	$675	$16,638

For the nine months ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Provision (benefit) charged to operations	(867)	1,261	(56)	(98)	1,665	208	2,113
Charge-offs	(319)	(1,010)	—	(146)	(2,036)	—	(3,511)
Recoveries	65	—	—	46	182	—	293

Balance at end of period	$5,469	$2,543	$4,817	$897	$1,450	$441	$15,617

For the nine months ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$4,291	$3,627	$5,308	$1,146	$863	$1,082	$16,317
Provision (benefit) charged to operations	920	(332)	(172)	249	717	(407)	975
Charge-offs	(174)	—	(103)	(564)	(59)	—	(900)
Recoveries	124	—	19	96	7	—	246

Balance at end of period	$5,161	$3,295	$5,052	$927	$1,528	$675	$16,638

September 30, 2016
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$30	$—	$239	$—	$—	$—	$269
Collectively evaluated for impairment	5,439	2,543	4,578	897	1,450	441	15,348

Total ending allowance balance	$5,469	$2,543	$4,817	$897	$1,450	$441	$15,617

Loans:
Loans individually evaluated for impairment	$13,753	$17,116	$1,180	$2,589	$269	$—	$34,907
Loans collectively evaluated for impairment	1,094,089	474,002	1,013,431	249,985	182,498	—	3,014,005

Total ending loan balance	$1,107,842	$491,118	$1,014,611	$252,574	$182,767	$—	$3,048,912

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Residential Real Estate	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Consumer	Commercial and Industrial	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$31	$544	$287	$43	$434	$—	$1,339
Collectively evaluated for impairment	6,559	1,748	4,586	1,052	1,205	233	15,383

Total ending allowance balance	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722

Loans:
Loans individually evaluated for impairment	$13,165	$18,964	$2,686	$2,307	$1,250	$—	$38,372
Loans collectively evaluated for impairment	828,841	288,545	508,039	190,853	143,288	—	1,959,566

Total ending loan balance	$842,006	$307,509	$510,725	$193,160	$144,538	$—	$1,997,938

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of impaired loans at September 30, 2016, and December 31, 2015, is as follows, excluding PCI loans (in thousands):

	September 30,	December 31,
	2016	2015
Impaired loans with no allocated allowance for loan losses	$33,905	$35,177
Impaired loans with allocated allowance for loan losses	1,002	3,195

	$34,907	$38,372

Amount of the allowance for loan losses allocated	$269	$1,339

At September 30, 2016, impaired loans included troubled debt restructured (“TDR”) loans of $29.9 million, of which $26.4 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2015, impaired loans included TDR loans of $31.3 million, of which $26.3 million were performing in accordance with their restructured terms and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of September 30, 2016, and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of September 30, 2016
With no related allowance recorded:
Residential real estate	$14,155	$13,647	$—
Commercial real estate – owner occupied	17,119	17,116	—
Commercial real estate – investor	309	284
Consumer	3,132	2,589	—
Commercial and industrial	269	269	—

	$34,984	$33,905	$—

With an allowance recorded:
Residential real estate	$107	$106	$30
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	896	896	239
Consumer	—	—	—
Commercial and industrial	—	—	—

	$1,003	$1,002	$269

As of December 31, 2015
With no related allowance recorded:
Residential real estate	$13,431	$13,056	$—
Commercial real estate – owner occupied	18,742	18,688	—
Commercial real estate – investor	498	466
Consumer	2,577	2,264	—
Commercial and industrial	703	703	—

	$35,951	$35,177	$—

With an allowance recorded:
Residential real estate	$109	$109	$31
Commercial real estate – owner occupied	276	276	544
Commercial real estate – investor	2,171	2,220	287
Consumer	81	43	43
Commercial and industrial	547	547	434

	$3,184	$3,195	$1,339

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three months ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$13,451	$171	$12,580	$141
Commercial real estate – owner occupied	17,198	119	17,472	84
Commercial real estate – investor	281	3	428	—
Consumer	2,340	44	2,266	28
Commercial and industrial	269	—	734	3

	$33,539	$337	$33,480	$256

With an allowance recorded:
Residential real estate	$107	$1	$260	$2
Commercial real estate – owner occupied	—	—	9,995	—
Commercial real estate – investor	896	—	640	—
Consumer	—	—	85	—
Commercial and industrial	—	—	547	—

	$1,003	$1	$11,527	$2

	Nine months ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$13,326	$437	$12,634	$434
Commercial real estate – owner occupied	17,333	406	14,230	269
Commercial real estate – investor	303	9	451	—
Consumer	2,220	105	2,222	87
Commercial and industrial	270	—	717	9

	$33,452	$957	$30,254	$799

With an allowance recorded:
Residential real estate	$108	$3	$261	$8
Commercial real estate – owner occupied	—	—	9,512	11
Commercial real estate – investor	755	—	641	—
Consumer	—	—	28	1
Commercial and industrial	—	—	304	2

	$863	$3	$10,746	$22

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of September 30, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	September 30, 2016	December 31, 2015
Residential real estate	$7,017	$5,779
Commercial real estate – owner occupied	5,213	7,684
Commercial real estate – investor	1,675	3,112
Consumer	1,450	1,576
Commercial and industrial	1,152	123

	$16,507	$18,274

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2016
Residential real estate	$4,880	$2,054	$5,543	$12,477	$1,095,365	$1,107,842
Commercial real estate – owner occupied	—	60	5,213	5,273	485,845	491,118
Commercial real estate – investor	—	—	1,675	1,675	1,012,936	1,014,611
Consumer	985	267	1,443	2,695	249,879	252,574
Commercial and industrial	96	1,203	1,152	2,451	180,316	182,767

	$5,961	$3,584	$15,026	$24,571	$3,024,341	$3,048,912

December 31, 2015
Residential real estate	$4,075	$2,716	$3,168	$9,959	$832,047	$842,006
Commercial real estate – owner occupied	80	—	7,684	7,764	299,745	307,509
Commercial real estate – investor	217	1,208	2,649	4,074	506,651	510,725
Consumer	1,661	115	1,248	3,024	190,136	193,160
Commercial and industrial	8	—	360	368	144,170	144,538

	$6,041	$4,039	$15,109	$25,189	$1,972,749	$1,997,938

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

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands). The increase in substandard and special mention loans is primarily a result of the re-grading of the Cape loan portfolio using the Bank’s risk rating scale. The classification downgrades are consistent with the Company’s due diligence findings prior to the acquisition and reflective of the credit mark at the time of acquisition.

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial real estate – owner occupied	$449,297	$14,404	$27,417	$—	$491,118
Commercial real estate – investor	992,247	7,756	14,608	—	1,014,611
Commercial and industrial	179,900	2,203	664	—	182,767

	1,621,444	24,363	42,689	$—	$1,688,496

December 31, 2015
Commercial real estate – owner occupied	$288,701	$1,803	$17,005	$—	$307,509
Commercial real estate – investor	494,664	10,267	5,794	—	510,725
Commercial and industrial	142,387	787	1,364	—	144,538

	$925,752	$12,857	$24,163	$—	$962,772

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2016 and December 31, 2015, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
September 30, 2016
Performing	$1,100,825	$251,124
Non-performing	7,017	1,450

	$1,107,842	$252,574

December 31, 2015
Performing	$836,227	$191,584
Non-performing	5,779	1,576

	$842,006	$193,160

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Included in the non-accrual loan total at September 30, 2016 and December 31, 2015 were $3.5 million and $4.9 million, respectively, of troubled debt restructurings. At September 30, 2016 and December 31, 2015, the Company has allocated $30,000 and $262,000, respectively, of specific reserves to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructurings which are accruing at September 30, 2016 and December 31, 2015, which totaled $26.4 million and $26.3 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2016 and 2015, and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2016 and 2015, (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2016
Troubled Debt Restructurings:
Residential real estate	1	$455	$455
Consumer	1	602	602

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2016
Troubled Debt Restructurings:
Residential real estate	3	$674	$673
Commercial real estate – investor	1	256	270
Consumer	3	665	665

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2015
Troubled Debt Restructurings:
Commercial real estate – owner occupied	1	$63	$63
Consumer	1	207	170

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2015
Troubled Debt Restructurings:
Residential real estate	4	$509	$472
Commercial real estate – investor	4	6,095	5,944
Consumer	9	599	547

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

As part of the Cape and Colonial American acquisitions, PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Cape at May 2, 2016 and Colonial American at July 31, 2015 (in thousands):

	Cape May 2, 2016	Colonial American July 31, 2015
Contractually required principal and interest	$21,345	$3,263
Contractual cash flows not expected to be collected (non-accretable discount)	(12,387)	(1,854)

Expected cash flows to be collected at acquisition	8,958	1,409
Interest component of expected cash flows (accretable yield)	(576)	(109)

Fair value of acquired loans	$8,382	$1,300

The following table summarizes the changes in accretable yield for PCI loans during the three and nine months ended September 30, 2016 (in thousands):

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Beginning balance	$503	$75
Acquisition	—	576
Accretion	(196)	(344)
Reclassification from non-accretable difference	—	—

Ending balance	$307	$307

Note 6. Reserve for Repurchased Loans and Loss Sharing Obligations

The reserve for repurchased loans and loss sharing obligations was $986,000 at September 30, 2016, unchanged from December 31, 2015, as compared to $1,032,000, at September 30, 2015, unchanged from December 31, 2014. The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential mortgage loans previously sold to investors and other loss sharing obligations. The reserve is included in other liabilities in the accompanying statements of financial condition.

At September 30, 2016, and December 31, 2015, there were no outstanding loan repurchase requests.

Note 7. Deposits

The major types of deposits at September 30, 2016 and December 31, 2015 were as follows (in thousands):

Type of Account	September 30, 2016	December 31, 2015
Non-interest-bearing	$512,957	$337,143
Interest-bearing checking	1,451,083	859,927
Money market deposit	400,054	153,196
Savings	489,173	310,989
Time deposits	471,414	255,423

Total deposits	$3,324,681	$1,916,678

Included in time deposits at September 30, 2016 and December 31, 2015, is $199.4 million and $119.6 million, respectively, in deposits of $100,000 and over.

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8. Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2015-16, “Business Combinations, Simplifying the Accounting for Measurement – Period Adjustments.” The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective in developing this new ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The update requires equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a quantitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. This ASU is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

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

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2016. The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair	Level 1	Level 2	Level 3
September 30, 2016	Value	Inputs	Inputs	Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$2,497	$—	$2,497	$—
Items measured on a non-recurring basis:
Other real estate owned	9,107	—	—	9,107
Loans measured for impairment based on the fair value of the underlying collateral	3,899	—	—	3,899

		Fair Value Measurements at Reporting Date Using:
	Total Fair	Level 1	Level 2	Level 3
December 31, 2015	Value	Inputs	Inputs	Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$29,902	$—	$29,902	$—
Items measured on a non-recurring basis:
Other real estate owned	8,827	—	—	8,827
Loans measured for impairment based on the fair value of the underlying collateral	4,344	—	—	4,344

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2016 and December 31, 2015 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2016	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$311,583	$311,583	$—	$—
Securities held-to-maturity	470,642	8,768	469,959	—
Federal Home Loan Bank of New York stock	18,289	—	—	18,289
Loans receivable, net and mortgage loans held for sale	3,050,375	—	—	3,069,496
Financial Liabilities:
Deposits other than time deposits	2,853,267	—	2,853,267	—
Time deposits	471,414	—	472,774	—
Securities sold under agreements to repurchase with retail customers	69,078	69,078	—	—
Federal Home Loan Bank advances and other borrowings	307,545	—	311,324	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2015	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$43,946	$43,946	$—	$—
Securities held-to-maturity	394,813	—	397,763	—
Federal Home Loan Bank of New York stock	19,978	—	—	19,978
Loans receivable and mortgage loans held for sale	1,973,400	—	—	1,986,891
Financial Liabilities:
Deposits other than time deposits	1,661,255	—	1,661,255	—
Time deposits	255,423	—	255,564	—
Securities sold under agreements to repurchase with retail customers	75,872	75,872	—	—
Federal Home Loan Bank advances and other borrowings	346,885	—	346,118	—

OceanFirst Financial Corp.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Note 10. Subsequent Event

On July 13, 2016, the Company announced an agreement to acquire Ocean Shore Holding Co. (“Ocean Shore”), headquartered in Ocean City, New Jersey, in a transaction valued at approximately $145.6 million. Under the terms of the agreement, Ocean Shore stockholders will be entitled to receive $4.35 in cash and 0.9667 shares of OceanFirst common stock, for each share of Ocean Shore common stock. The transaction is expected to close on November 30, 2016, subject to certain conditions, including approval by stockholders of each company and customary closing conditions. The Company received the required regulatory approvals of the Office of the Comptroller of the Currency on October 27, 2016. Ocean Shore operates 11 banking offices throughout Cape May and Atlantic counties in New Jersey.

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

Item 1A. Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2015 Form 10-K and Part II, Item 1A, “Risk Factors,” in the June 30, 2016 Form 10-Q. There were no material changes to risk factors relevant to the Company’s operations since June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	—	—	—	244,804
August 1, 2016 through August 31, 2016	—	—	—	244,804
September 1, 2016 through September 30, 2016	—	—	—	244,804

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: November 9, 2016	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

DATE: November 9, 2016	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	45

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	46

32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	47

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.