Form 10-K
period 2016-12-31
OCEANFIRST FINANCIAL CORP
filed 2017-03-15
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $444,843,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of March 8, 2017 was 32,392,685.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank (the “Bank”). At December 31, 2016, the Company had consolidated total assets of $5.2 billion and total stockholders’ equity of $572.0 million. The Company is a savings and loan holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.
The Company has been the holding company for the Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”). The Bank’s principal business has been and continues to be attracting retail and business deposits in the communities surrounding its branch offices and investing those deposits primarily in loans, consisting of commercial real estate and other commercial loans which have become a key focus of the Bank and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, Bankcard services, wealth management services and the sale of alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, investment maturities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings.
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
In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, accounting principles and guidelines and the Bank's ability to successfully integrate acquired operations. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition
The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative/branch office located in Toms River, New Jersey, and sixty additional branch offices and two deposit production facilities located throughout Central and Southern New Jersey. The Bank also operates a wealth management office in Manchester, New Jersey and commercial loan production offices in the Philadelphia area and Mercer County, New Jersey. The Bank’s deposit gathering and lending activities are concentrated in the markets surrounding its branch office network.

The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey, approximately midway between New York City and Philadelphia. The economy in the Bank’s primary market area, which represents the broader Central and Southern New Jersey market, is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, Federal, state and local government, hospitals and utilities. The area is also home to commuters working in areas in and around New York City and Philadelphia. The market area includes a significant number of vacation and second homes in the communities along the New Jersey shore.
The Bank’s future growth opportunities will be partly influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition both in making loans and in attracting deposits. The state of New Jersey, and the Bank's primary market areas of Central and Southern New Jersey, is an attractive market to many financial institutions. Many of the Bank’s competitors are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large banking competitors through its local presence and ability to deliver personalized service.
Community Involvement
The Bank proudly promotes a higher quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. Through the Foundation, established in 1996, OceanFirst has donated $30 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development and the arts.
Acquisitions
On July 31, 2015, the Company completed its acquisition of Colonial American Bank (“Colonial American”), which added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits. The in-market acquisition strengthened the Bank’s position in the attractive Monmouth County, New Jersey marketplace by adding offices in Middletown and Shrewsbury, New Jersey.
On March 11, 2016, the Bank purchased an existing retail branch located in the Toms River market with total deposits of $17.0 million.
On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. ("Cape") which added $1.5 billion to assets, $1.2 billion to loans, and $1.2 billion to deposits. The transaction was a market extension, creating a preeminent New Jersey based community banking franchise operating throughout Central and Southern New Jersey while also providing a gateway into the demographically attractive Philadelphia metropolitan area.
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Company ("Ocean Shore") which added $995.9 million to assets, $875.1 million to deposits, and $774.0 million to loans. The in-market transaction solidified the Bank's position as the premier banking franchise in Central and Southern New Jersey with a strong core deposit franchise and enhanced operating scale.
While the Bank intends to concentrate on integrating its recent acquisitions, reducing non-interest expenses and on organic growth, the Company will continue to evaluate potential acquisition opportunities for those that are expected to create shareholder value.
Lending Activities
Loan Portfolio Composition. At December 31, 2016, the Bank had total loans outstanding of $3.831 billion, of which $1.653 billion, or 43.2% of total loans were one-to-four family, residential mortgage loans. The remainder of the portfolio consisted of $1.669 billion of commercial real estate, multi-family and land loans, or 43.6% of total loans; $65.4 million of residential construction loans, or 1.7% of total loans; $290.7 million of consumer loans, primarily home equity loans and lines of credit, or 7.6% of total loans; and, $152.8 million of commercial loans, or 4.0% of total loans. Included in total loans are $1.6 million in loans held-for-sale at December 31, 2016. At that same date, 31.5% of the Bank’s total loans had adjustable interest rates.
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

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Real estate:
One-to-four family	$1,653,246	43.15%	$793,946	39.68%	$742,090	43.07%	$751,370	47.79%	$809,705	52.24%
Commercial real estate, multi-family and land	1,668,872	43.56	818,445	40.90	649,951	37.73	528,945	33.64	475,155	30.66
Residential construction	65,408	1.71	50,757	2.54	47,552	2.76	30,821	1.96	9,013	0.58
Consumer (1)	290,676	7.59	193,160	9.65	199,349	11.57	200,683	12.76	198,143	12.78
Commercial and industrial	152,810	3.99	144,788	7.23	83,946	4.87	60,545	3.85	57,967	3.74
Total loans	3,831,012	100.00%	2,001,096	100.00%	1,722,888	100.00%	1,572,364	100.00%	1,549,983	100.00%
Loans in process	(14,249)		(14,206)		(16,731)		(12,715)		(3,639)
Deferred origination costs, net	3,414		3,232		3,207		3,526		4,112
Allowance for loan losses	(15,183)		(16,722)		(16,317)		(20,930)		(20,510)
Total loans, net	3,804,994		1,973,400		1,693,047		1,542,245		1,529,946
Less:
Loans held for sale	1,551		2,697		4,201		785		6,746
Loans receivable, net	$3,803,443		$1,970,703		$1,688,846		$1,541,460		$1,523,200
Total loans:
Adjustable rate	$1,207,247	31.51%	$765,022	38.23%	$651,566	37.82%	$602,976	38.35%	$635,264	40.99%
Fixed rate	2,623,765	68.49	1,236,074	61.77	1,071,322	62.18	969,388	61.65	914,719	59.01
	$3,831,012	100.00%	$2,001,096	100.00%	$1,722,888	100.00%	$1,572,364	100.00%	$1,549,983	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2016. The table does not include principal prepayments.

	At December 31, 2016
	One-to- four family	Commercial real estate, multi-family and land	Residential construction (1)	Consumer	Commercial and industrial	Total loans receivable
	(in thousands)
One year or less	$1,544	$236,204	$61,491	$3,813	$49,733	$352,785
After one year:
More than one year to three years	13,662	339,575	3,585	11,066	31,076	398,964
More than three years to five years	13,678	349,286	—	11,466	23,399	397,829
More than five years to ten years	95,764	494,419	—	72,326	21,735	684,244
More than ten years to twenty years	483,080	164,468	—	187,747	10,950	846,245
More than twenty years	1,045,518	84,920	332	4,258	15,917	1,150,945
Total due after December 31, 2017	1,651,702	1,432,668	3,917	286,863	103,077	3,478,227
Total amount due	$1,653,246	$1,668,872	$65,408	$290,676	$152,810	3,831,012
Loans in process						(14,249)
Deferred origination costs, net						3,414
Allowance for loan losses						(15,183)
Loans receivable, net						3,804,994
Less: Loans held for sale						1,551
Total loans, net						$3,803,443

(1)	Residential construction loans are primarily originated on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase.
The following table sets forth at December 31, 2016, the dollar amount of total loans receivable, contractually due after December 31, 2017, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
One-to-four family	$1,234,389	$417,313	$1,651,702
Commercial real estate, multi-family and land	944,335	488,333	1,432,668
Residential construction	3,489	428	3,917
Consumer	137,872	148,991	286,863
Commercial and industrial	62,066	41,011	103,077
Total loans receivable	$2,382,151	$1,096,076	$3,478,227

Origination, Sale and Servicing of Loans. The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held-for-sale, for the periods indicated.

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Total loans:
Beginning balance	$2,001,096	$1,722,888	$1,572,364
Loans originated:
One-to-four family	135,107	124,225	107,816
Commercial real estate, multi-family and land	122,806	187,454	193,025
Residential construction	42,805	48,558	50,556
Consumer	43,780	48,594	52,070
Commercial and industrial	138,495	76,931	50,833
Total loans originated	482,993	485,762	454,300
Loans purchased	37,561	21,992	20,363
Net loans acquired in acquisition	1,930,853	121,466	—
Total	4,452,503	2,352,108	2,047,027
Less:
Principal repayments	536,432	294,284	249,704
Sales of loans	78,736	48,614	62,318
Charge-offs (gross)	4,490	1,135	7,828
Transfer to other real estate owned	1,833	6,979	4,289
Total loans	$3,831,012	$2,001,096	$1,722,888
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
At December 31, 2016, the Bank’s total loans outstanding were $3.831 billion, of which $1.653 billion, or 43.2%, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loans was approximately $181,000 at December 31, 2016.
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
The Bank’s fixed-rate mortgage loans are currently made for terms from 10 to 30 years. Prior to the fourth quarter of 2014, the Bank generally retained the servicing on loans sold. Currently, servicing rights are generally sold as part of the loan sale. The Bank generally holds for its portfolio shorter-term, fixed-rate loans and certain longer-term, fixed-rate loans, generally consisting of loans with balances exceeding the conforming loan limits of the government agencies (“Jumbo” loans) and loans to officers, directors or employees of the Bank. The Bank may retain a portion of its longer-term, fixed-rate loans after considering volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates. During the past several years, the Bank has generally sold much of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk. With the recent rise in market interest rates and the reduction in refinance volume, the Bank anticipates retaining most of its 30-year fixed-rate loan originations in 2017 to replace anticipated repayments of the existing residential loan portfolio.
The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 55.5% at December 31, 2016 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank currently brokers reverse mortgage loans for a third-party originator. The loans qualify under the Home Equity Conversion Mortgage program of the Federal Housing Administration and are insured by the Department of Housing and Urban Development. For the year ended December 31, 2016, the Bank recognized fee income on reverse mortgage loans of $95,000, as compared to $233,000 for the year ended December 31, 2015.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the Consumer Financial Protection Bureau (“CFPB”) regulations. See “Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank.”
Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as office, industrial or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in its primary market area. The Bank’s underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank generally originates commercial real estate loans with terms of up to ten years and amortization schedules up to thirty years with fixed or adjustable rates. The loans typically contain prepayment penalties over the initial term. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history and profitability among other factors. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal borrowers for commercial real estate loans.
The Bank’s commercial real estate loan portfolio at December 31, 2016 was $1.669 billion, or 43.6% of total loans, as compared to $818.4 million, or 40.9% of total loans, at December 31, 2015. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders and has commercial lending teams in Monmouth, Atlantic, Cape May, and Mercer Counties and in the Philadelphia area. Of the total commercial real estate portfolio, 32.0% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property. The average size of the Bank’s commercial real estate loans at December 31, 2016 was approximately $778,000.
The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2016, the Bank had an outstanding balance in commercial construction loans of $123.2 million, as compared to $29.2 million at December 31, 2015. The increase was primarily due to the acquisitions of Cape and Ocean Shore and commercial construction loan origination opportunities in the Bank's local market.
The Bank also originates multi-family mortgage loans and land loans on a limited basis. The Bank’s multi-family loans and land loans at December 31, 2016 totaled $34.8 million and $7.7 million, respectively, as compared to $28.4 million and $8.0 million, respectively, at December 31, 2015.
Residential Construction Lending. At December 31, 2016, residential construction loans totaled $65.4 million, or 1.7%, of the Bank’s total loans outstanding.
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

Consumer Loans. At December 31, 2016, the Bank’s consumer loans totaled $290.7 million, or 7.6% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $149.8 million; home equity lines of credit comprised $143.4 million; overdraft line of credit loans totaled $771,000; loans on savings accounts and other consumer loans totaled $785,000. There was also $4.1 million of unaccreted fair value marks on the consumer loan portfolio.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from 5 to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2016, these loans totaled $41.4 million, as compared to $15.7 million at December 31, 2015.
Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.
Commercial and Industrial Lending. At December 31, 2016, commercial and industrial (“C&I”) loans totaled $152.8 million, or 4.0% of the Bank’s total loans outstanding. The Bank originates commercial and industrial loans and lines of credit (including for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial and industrial loans and credit lines, the Bank reviews and analyzes financial history and capacity, collateral value, strength and character of the principals, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, fixtures, etc. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial loans.
Commercial and industrial business lending is generally considered to involve a higher degree of risk than real estate lending. Risk of loss on a commercial and industrial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations. The average size of the Bank’s commercial and industrial loans at December 31, 2016 was approximately $261,000.
Loan Approval Procedures and Authority. The Board establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by various officers of the Bank or a Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of responsibility as the loan amount increases. Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital. At December 31, 2016 this limit amounted to $66.8 million. At December 31, 2016, the Bank’s maximum loan exposure to a single borrower was a $22.3 million relationship secured by pledges and assignments of notes receivables and various real estate collateral.
Due to the recent acquisitions, a majority of the loan portfolio was underwritten under the underwriting standards and guidelines of the acquired bank. Acquired loans have been evaluated under OceanFirst's credit risk management policies during pre-closing due diligence and during post-closing risk rating reviews.
In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed more than 60% of the Company’s commercial real estate and commercial and industrial loans during 2016. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. On October 31, 2014, the Bank sold most of the servicing rights on residential mortgage loans serviced for Federal agencies, recognizing a net gain of $408,000. Smaller sales in 2015 resulted in a net gain of $111,000. All of the remaining loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2016, the Bank was servicing $137.9 million of loans for others. At December 31, 2016, 2015, and 2014, the balance of the Bank’s Mortgage Servicing Rights (“MSR”) totaled $228,000, $589,000, and $701,000, respectively. For the years ended December 31, 2016, 2015, and 2014, loan servicing income totaled $250,000, $268,000, and $816,000, respectively. The Bank evaluates the MSR for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2016, 2015, and 2014. The valuation of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.

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
The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. As part of this process, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans, and a narrative report of classified commercial and industrial, commercial real estate, multi-family, land and construction loans. The Bank classifies assets in accordance with certain regulatory guidelines and definitions. At December 31, 2016, the Bank had $70.5 million of assets, including all other real estate owned ("OREO"), classified as “Substandard”, $111,000 classified as “Doubtful” and no assets classified as “Loss.” At December 31, 2015, the Bank had $33.3 million of assets classified as “Substandard,” no assets classified as “Doubtful” and no assets classified as “Loss.” Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, such as past delinquencies, are designated “Special Mention.” Special Mention assets totaled $15.7 million at December 31, 2016, as compared to $23.1 at December 31, 2015.
Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans and OREO, excluding Purchase Credit Impaired (“PCI”) loans. The Bank obtained PCI loans as part of its acquisitions of Colonial American, Cape and Ocean Shore. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows with no related allowance for loan losses. PCI loans totaled $7.6 million and $461,000 at December 31, 2016 and 2015, respectively. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2016, 2015 and 2014, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $391,000, $848,000, and $1,630,000, respectively.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Non-accrual loans:
Real estate:
One-to-four family	$8,126	$5,779	$3,115	$28,213	$26,521
Commercial real estate, multi-family and land	2,935	10,796	12,758	12,304	11,567
Consumer	2,064	1,576	1,877	4,328	4,540
Commercial and industrial	441	123	557	515	746
Total	13,566	18,274	18,307	45,360	43,374
OREO	9,803	8,827	4,664	4,345	3,210
Total non-performing assets	$23,369	$27,101	$22,971	$49,705	$46,584
Allowance for loan losses as a percent of total loans receivable (1)	0.40%	0.84%	0.95%	1.33%	1.32%
Allowance for loan losses as a percent of total non-performing loans (2)	111.92	91.51	89.13	46.14	47.29
Non-performing loans as a percent of total loans receivable (1)(2)	0.35	0.91	1.06	2.88	2.80
Non-performing assets as a percent of total assets (2)	0.45	1.05	0.97	2.21	2.05

(1)	Total loans includes loans receivable and loans held for sale.

(2)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
Non-performing loans totaled $13.6 million at December 31, 2016, a decrease of $4.7 million, as compared to December 31, 2015, partly due to the bulk sale of non-performing and under-performing loans during the year. Non-performing loans at December 31, 2016 and 2015 do not include $7.6 million and $461,000, respectively, of PCI loans acquired from Colonial American, Cape and Ocean Shore. The Company’s OREO totaled $9.8 million at December 31, 2016, a $976,000 increase from December 31, 2015. The amount at December 31, 2016 and 2015 includes $7.0 million relating to a hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.
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
As of December 31, 2016 and 2015, the Bank’s allowance for loan losses was 0.40% and 0.84% respectively, of total loans. The decline in the loan coverage ratio from the prior year was primarily a result of Cape and Ocean Shore loans acquired at fair value, with no corresponding allowance. The net credit mark on all acquired loans, not reflected in the allowance for loan losses, was $26.0 million and $2.2 million, respectively, at December 31, 2016 and 2015. The allowance for loan losses as a percent of total non-performing loans was 111.92% at December 31, 2016, an increase from 91.51% in the prior year. The Bank had non-accrual loans of $13.6 million at December 31, 2016, a decrease from $18.3 million at December 31, 2015. The Bank will continue to monitor its allowance for loan losses as conditions dictate.
The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance at beginning of year	$16,722	$16,317	$20,930	$20,510	$18,230
Charge-offs:
Residential real estate	558	295	6,955	2,444	4,679
Commercial real estate	3,399	103	323	—	47
Consumer	349	678	471	842	2,282
Commercial and industrial	184	59	78	235	76
Total	4,490	1,135	7,827	3,521	7,084
Recoveries	328	265	584	1,141	1,464
Net charge-offs	4,162	870	7,243	2,380	5,620
Provision for loan losses	2,623	1,275	2,630	2,800	7,900
Balance at end of year	$15,183	$16,722	$16,317	$20,930	$20,510
Ratio of net charge-offs during the year to average net loans outstanding during the year	0.15%	0.05%	0.45%	0.16%	0.36%
The increase in net charge-offs for the year ended December 31, 2016, was primarily due to charge-offs of $2.1 million on the bulk sales of non-performing and under-performing loans. The elevated charge-offs in 2014 was due to the bulk sale of non-performing residential and consumer loans which resulted in a charge-off of $5.0 million on these loans.

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands).

	At December 31,
	2016			2015			2014			2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
Residential real estate	$2,245	14.79%	44.86%	$6,590	39.41%	42.22%	$4,291	26.30%	45.83%	$4,859	23.22%	49.75%	$5,241	25.56%	52.82%
Commercial real estate	9,360	61.65	43.56	7,165	42.85	40.90	8,935	54.76	37.73	10,371	49.55	33.64	8,937	43.57	30.66
Consumer	1,110	7.31	7.59	1,095	6.55	9.65	1,146	7.02	11.57	1,360	6.50	12.76	2,264	11.04	12.78
Commercial and industrial	2,037	13.41	3.99	1,639	9.80	7.23	863	5.29	4.87	1,383	6.61	3.85	1,348	6.57	3.74
Unallocated	431	2.84	—	233	1.39	—	1,082	6.63	—	2,957	14.12	—	2,720	13.26	—
Total	$15,183	100.00%	100.00%	$16,722	100.00%	100.00%	$16,317	100.00%	100.00%	$20,930	100.00%	100.00%	$20,510	100.00%	100.00%

Throughout 2014, 2015, and 2016, the Bank has refined and enhanced its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined substantially. Additionally, the reduction in the unallocated portion of the allowance for loan losses in 2014 was due to the improved risk profile of the loan portfolio and related credit metrics, and the lower level of uncertainty relating to future loan losses due to the bulk sale of non-performing residential and consumer loans.
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
At December 31, 2016 and 2015, the Company maintained a reserve for repurchased loans and loss sharing obligations of $846,000 and $986,000, respectively. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. Losses were $140,000, $56,000, and $436,000, respectively, for the years ended December 31, 2016, 2015 and 2014. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2016 and 2015, there were no outstanding loan repurchase requests.
Management believes that the Bank has established and maintained the reserve for repurchased loans and loss sharing obligations at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.
Investment Activities
The investment policy of the Bank as established by the Board attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed securities, municipal securities and corporate debt obligations. The Bank’s policies provide that all investment purchases must be evaluated internally for creditworthiness and be approved by two officers (any two of the Senior Vice President/Treasurer, the Executive Vice President/Chief Financial Officer, and the President/Chief Executive Officer). The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of equity securities in limited amounts.
Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold securities until maturity, they may be classified as held-to-maturity. Investment and mortgage-backed securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available-for-sale. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. See “Note 4 to the Consolidated Financial Statements.”

Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including the Federal Home Loan Mortgage Company (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and the Small Business Administration ("SBA") that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and with varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans.
The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related estimated fair value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities. With the increase in interest rates at the end of 2016, prepayments have slowed as compared to recent years.
The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities and all were directly insured or guaranteed by either FHLMC, FNMA, GNMA or SBA.
The following table sets forth the Bank’s mortgage-backed securities activities at amortized cost for the periods indicated.

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$280,872	$326,117	$349,550
Mortgage-backed securities acquired	203,416	—	—
Mortgage-backed securities purchased	59,590	16,913	35,203
Less: Principal repayments	(73,470)	(60,924)	(57,199)
Less: Sales	(6,394)	—	—
Amortization of premium	(1,131)	(1,234)	(1,437)
Ending balance	$462,883	$280,872	$326,117
The following table sets forth certain information regarding the amortized cost and estimated fair value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
FHLMC	$144,016	$141,754	$120,116	$118,991	$141,494	$140,444
FNMA	217,445	217,096	160,254	162,170	184,003	187,495
GNMA	92,475	92,230	502	597	620	739
SBA	8,947	8,975	—	—	—	—
Total mortgage-backed securities	$462,883	$460,055	$280,872	$281,758	$326,117	$328,678
Investment Securities. At December 31, 2016, the amortized cost of the Company’s investment securities totaled $157.5 million, and consisted of $32.5 million of U.S. agency obligations, $39.2 million of state and municipal obligations, $77.1 million of corporate debt securities, and $8.8 million of other investments. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities with current credit ratings that are considered investment grade ranging from a high of AAA to a low of A+. The corporate debt securities include a $1.0 million issue of a local community bank purchased in late 2015 which is not rated by any of the credit rating services. Excluding this item, the remaining corporate debt securities are issued by various corporate entities with an amortized cost of $76.1 million. Credit ratings range from a high of AA- to a low of Ba1 as rated by one of the internationally-recognized credit rating services. See “Note 4 to the Consolidated Financial Statements”.
The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s investment securities at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment securities:
U.S. agency obligations	$32,502	$32,253	$85,084	$85,108	$106,294	$106,245
State and municipal obligations	39,155	38,309	13,311	13,326	13,829	13,846
Corporate debt securities	77,057	71,141	56,000	47,473	55,000	45,250
Other investments	8,778	8,550	—	—	—	—
Total investment securities	$157,492	$150,253	$154,395	$145,907	$175,123	$165,341

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities as of December 31, 2016. Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See “Investment Activities – Mortgage-backed Securities”.

	At December 31, 2016
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Investment securities:
U.S. agency obligations	$5,032	$27,470	$—	$—	$32,502	$32,253
State and municipal obligations (1)	4,387	17,360	17,408	—	39,155	38,309
Corporate debt securities (2)	1,000	16,144	2,971	56,942	77,057	71,141
Total investment securities	$10,419	$60,974	$20,379	$56,942	$148,714	$141,703
Weighted average yield	1.35%	1.75%	2.75%	1.54%	1.78%
Mortgage-backed securities:
FHLMC	$—	$1,865	$26,685	$115,466	$144,016	$141,754
FNMA	8	670	49,013	167,754	217,445	217,096
GNMA	—	—	151	92,324	92,475	92,230
SBA	—	—	—	8,947	8,947	8,975
Total mortgage-backed securities	$8	$2,535	$75,849	$384,491	$462,883	$460,055
Weighted average yield	4.49%	1.69%	2.65%	2.28%	2.14%

(1)	State and municipal obligations are reported at tax equivalent yield.

(2)	$60.9 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.
Sources of Funds
General. Deposits, repayments and prepayments of loans and mortgage-backed securities, proceeds from sales of loans, investment maturities, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts and time deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with its customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions could significantly affect the Bank’s ability to attract and retain deposits.

At December 31, 2016, the Bank had $269.0 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$52,447	1.02%
Over three through six months	43,077	1.19
Over six through 12 months	55,562	1.03
Over 12 months	117,864	1.55
Total	$268,950	1.28%
The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Money market deposit accounts	$316,977	10.75%	0.27%	$129,775	6.95%	0.14%	$113,406	6.49%	0.08%
Savings accounts	447,484	15.17	0.04	306,151	16.39	0.03	295,289	16.89	0.04
Interest-bearing checking accounts	1,266,135	42.92	0.17	875,326	46.85	0.11	869,383	49.71	0.11
Non-interest-bearing accounts	497,166	16.85	—	327,216	17.51	—	257,058	14.70	—
Time deposits	422,026	14.31	1.03	229,785	12.30	1.33	213,566	12.21	1.39
Total average deposits	$2,949,788	100.00%	0.25%	$1,868,253	100.00%	0.23%	$1,748,702	100.00%	0.24%
Borrowings. The Bank has obtained advances from the FHLB for cash management and interest rate risk management purposes or as an alternative to deposit funds and may do so in the future as part of its operating strategy. FHLB term advances are also used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2016, the Bank had $250.5 million in outstanding advances from the FHLB. The Bank also has outstanding municipal letters of credit issued by the FHLB used to secure government deposits. At December 31, 2016, these letters of credit totaled $456.0 million.
The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2016, the Bank had borrowed $69.9 million through securities sold under agreements to repurchase.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2016, the Bank had no borrowings outstanding with the Reserve Bank.

Subsidiary Activities
At December 31, 2016, the Bank owned 9 direct subsidiaries:

•
OceanFirst REIT Holdings, Inc. was established in 2007 as a wholly-owned subsidiary of the Bank and now acts as the holding company for OceanFirst Management Corp, which was organized in 2016 for the purpose of holding and managing investment securities, including the stock of OceanFirst Realty Corp. OceanFirst Realty Corp. was established in 1997 and invests in qualifying mortgage loans and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future.

•	OCHB Preferred Corp. was acquired by the Bank part of its acquisition of Ocean Shore in 2016 and, like OceanFirst Realty Corp., is intended to qualify as a real estate investment trust.

•	OCHB Investment Corp. was acquired by the Bank as part of its acquisition of Ocean Shore in 2016 and serves to hold and manage investment securities.

•
975 Holdings, LLC, Hooper Holdings, LLC, and TRREO Holdings, LLC were established in 2010, 2015, and 2016, respectively, as wholly-owned subsidiaries of the Bank. Casaba Real Estate Holding Corporation and Cohensey Bridge, L.L.C. were acquired by the Bank as wholly-owned subsidiaries as part of its acquisition of Cape in 2016. All of these subsidiaries are maintained for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.

•
OceanFirst Services, LLC is a wholly-owned subsidiary of the Bank that is now the holding company for OFB Reinsurance, Ltd., which was established in 2002 to reinsure a percentage of the private mortgage insurance (“PMI”) risks on one-to-four family residential mortgages originated by the Bank.

Personnel
As of December 31, 2016, the Bank had 675 full-time employees and 122 part-time employees, for a total of 797 employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. From time to time the Bank may operate subsidiaries which may include employees not directly employed in banking activities. As of December 31, 2016, subsidiaries of the Bank had 81 full-time and 23 part-time employees to manage a repossessed commercial property.

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
The Dodd-Frank Act. The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, compliance and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various Federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The Federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and the full impact of the Dodd-Frank Act are still not yet known. In addition, as a result of the 2016 election, there is some chance that certain provisions of the Dodd-Frank Act may be repealed or amended.

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
Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. The Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” The rule sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge a lender's determination that a loan was in fact a Qualified Mortgage. The qualified mortgage rule has yet to be fully addressed by the foreclosure courts and depending on the interpretation of these rules, collectability of non-qualifying mortgages could be subject to future action by the courts. See "Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank."
The Dodd-Frank Act also directed the FRB to issue rules to limit debit card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. The FRB issued a final rule which caps an issuer’s debit card interchange base fee at twenty-one cents ($0.21) per transaction and allows an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Bank’s average interchange fee per transaction is 39 cents ($0.39). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces in future periods may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2016, the Bank’s revenues from interchange fees was $4.3 million, an increase of $1.2 million from 2015.
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
It is still uncertain to what extent and how full implementation of and promulgation of rules under the Dodd-Frank Act, will occur and affect the Bank.
Holding Company Regulation
The Company is a nondiversified unitary savings and loan holding company within the meaning of Federal law. Generally, a unitary savings and loan holding company, such as the Company, is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation—QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association unless it engages only in the financial activities permitted for financial holding companies or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the

Bank continues to comply with the QTL test. The Company qualifies for the grandfather provision. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in over four years beginning January 1, 2016. The capital conservation buffer requirement is being phased in incrementally, starting at 0.625% on January 1, 2016, and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.50% on January 1, 2019, when the full capital conservation buffer requirement will be effective. Both the Bank and the Company are in compliance with the capital conservation buffer requirements applicable to them.
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
The following table presents the Bank’s capital position at December 31, 2016. The Bank exceeded all of its capital requirements at that date.

				Capital
As of December 31, 2016	Actual Capital	Required Capital	Excess Amount	Actual Percent		Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$445,576	$176,856	$268,720	10.08%	(2)	4.000%
Common equity Tier 1 (to risk-weighted assets)	445,576	180,178	$265,398	12.67		5.125	(1)
Tier 1 capital (to risk-weighted assets)	445,576	232,913	$212,663	12.67		6.625	(1)
Total capital (to risk-weighted assets)	461,386	303,227	$158,159	13.12		8.625	(1)
(1) Includes the Capital Conservation Buffer of 0.625%
(2) Tier 1 capital ratios are calculated based on outstanding capital at the end of the quarter divided by average assets for the quarter. The average assets for the fourth quarter exclude the assets acquired from Ocean Shore for the period from October 1, 2016 through November 30, 2016. The Tier 1 capital ratio for the Bank based on total assets as of the end of the period is 8.75%.

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

Based on the regulatory guidelines, the Bank meets the requirements to be classified as “well-capitalized.”

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
The total expense incurred in 2016 and 2015 for the deposit insurance assessment and the Financing Corporation payments was $2.2 million and $1.6 million, respectively.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2016, the Bank’s limit on loans to one borrower was $66.8 million and the largest loan exposure to a single borrower was $22.3 million.
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
A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2016, the Bank met the qualified thrift lender test with a ratio of qualified thrift investments to portfolio assets of 70.6%. See “Risk Factors. The Bank is required to maintain a significant percentage of total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts the ability to diversify the loan portfolio.”
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
Assessments. Savings institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2016 and 2015 totaled $623,000 and $477,000, respectively.
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
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage-related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2016 of $19.3 million.

Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the FRB) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2017, the FRB has set the 3% reserve limit at $115.1 million and the exemption at $15.5 million.

FEDERAL AND STATE TAXATION
Federal Taxation
General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in over 10 years. For its 2016 taxable year, the Bank is subject to a maximum Federal income tax rate of 35%.
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
OceanFirst REIT Holdings, Inc. files a New Jersey income tax return and qualifies as a New Jersey Investment Company which is taxed at a rate presently equal to 3.60% of taxable income.
New York Taxation. Due to an increase in loan activity both organically and through acquisition, the Bank is required to file a New York State and MTA tax return. The New York return requires consolidation of all entities, including OceanFirst Realty, and New York taxable income, consistent with other states, generally means Federal taxable income subject to certain adjustments. The allocation and apportionment of taxable income to New York state may positively effect the overall tax rate.
Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1A.	Risk Factors
An investment in the Company's common stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K, before making any purchase or sale decisions regarding the Company's common stock. If any of the following risks actually occur, the Company's financial condition or operating results may be harmed. In that case, the trading price of the Company's common stock may decline, and stockholders may lose part or all of their investment in the Company's common stock.

A downturn in the local economy or in local real estate values could adversely impact profits. Most of the Bank’s loans are secured by real estate and are made to borrowers in Central and Southern New Jersey and the surrounding areas. A downturn in the local economy or a decline in real estate values could increase the amount of non-performing loans and cause residential and commercial mortgage loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.
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
Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2016, $1.8 billion, or 47.6%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial and industrial loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans.
The long foreclosure timeline in New Jersey continues to adversely impact the Bank’s recoveries on non-performing loans. The Judicial foreclosure process in New Jersey is protracted, which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders, which may result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses.
The Company has grown and may continue to grow through acquisitions. To be successful as a larger institution, the Company must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs. Since July 31, 2015, the Company has acquired Colonial, Cape and Ocean Shore.
Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of the acquired institutions and retain the customers of those institutions. If the Company is unable to successfully manage the integration of the separate cultures, customer bases and operating systems of the acquired institutions, and any other institutions that may be acquired in the future, the Company’s results of operations may be adversely affected.
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
The Company may be challenged to successfully manage its business as a result of the strain on management and operations that may result from growth. The ability to manage growth will depend on its ability to continue to attract, hire and retain skilled employees. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees.
Finally, substantial growth may stress regulatory capital levels, and may require the Company to raise additional capital. No assurance can be given that the Company will be able to raise any required capital, or that it will be able to raise capital on terms that are beneficial to stockholders.
Future acquisition activity could dilute tangible book value. Both nationally and locally, the banking industry is undergoing consolidation marked by numerous mergers and acquisitions. From time to time the Company may be presented with opportunities to acquire institutions and/or bank branches which result in discussions and negotiations. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of tangible book value per share.
The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” The rule sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan actually met the criteria to be deemed an Ability-to-Pay Qualified Mortgage. These challenges have yet to be addressed by the courts.
Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank currently originates residential mortgage loans that do not qualify. As a result of the Ability-to-Repay rules, the Bank may experience loan losses, litigation related expenses and delays in taking title to real estate collateral in a foreclosure proceeding if these loans do not perform and borrowers challenge whether the Bank satisfied the Ability-To-Repay rule upon originating the loan.
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
Changes in the estimated fair value of securities may reduce stockholders’ equity and net income. At December 31, 2016, the Company maintained a securities portfolio of $610.9 million, of which $12.2 million was classified as available-for-sale. The estimated fair value of the available-for-sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.
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
At December 31, 2016 the securities portfolio included corporate debt securities issued by national and regional banks in an unrealized loss position for greater than one year. The portfolio consisted of ten $5.0 million issues and two $2.5 million issues spread among eight issuers. At December 31, 2016, the securities in a loss position had a book value of $55.0 million and an estimated fair value of $49.1 million. At December 31, 2016, the Company determined that no other-than-temporary charge was required. However, the Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.
The Bank may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Company has entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. FNMA, FHLMC and investors carefully examine loan documentation on delinquent loans for a possible reason to request a repurchase by the loan originator. A subsequent sale of the repurchased mortgage loan or underlying collateral could typically be at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans, however, if repurchase activity is greater than anticipated, the reserve may need to be increased to cover actual losses which could harm future earnings.
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
The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. Although the Bank is exempt from this rule, market forces in future periods, may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2016, the Bank’s revenues from interchange fees were $4.3 million, an increase of $1.2 million from 2015. See “Regulation and Supervision, General, The Dodd-Frank Act.”
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

Competition from other banks, financial institutions, government-sponsored entities and emerging technological providers in originating loans, attracting deposits and providing various financial services may adversely affect profitability and liquidity. The Company has substantial competition in originating loans, both commercial and consumer, in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. In addition, rapid technological changes and consumer preferences may result in increased competition for the Bank’ services. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Bank originates and the interest rates charged on these loans, or reducing the Bank’s ability to attract deposits.
In attracting consumer, business and public fund deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of its competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, stronger asset quality and performance, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain which could increase the cost of funds. Public fund deposits from local government entities such as counties, townships, school districts and other municipalities generally have higher average balances and the Bank’s inability to retain such funds could adversely affect liquidity or result in the use of higher-cost funding sources.
Over the past few years, the FRB has been a consistently large purchaser of U.S. Treasury and GSE-backed mortgage-backed securities. The Bank has also faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The actions of the FRB and the GSEs have caused the interest rate for 30-year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. As a result of these factors, it may be difficult for the Bank to originate mortgage loans and grow the residential mortgage loan portfolio, which could have a materially adverse impact on the Bank’s earnings.
The Company’s inability to tailor its retail delivery model to respond to consumer preferences in banking may negatively affect earnings. The Bank has expanded its market presence through de novo branching and acquisitions . The branch continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, the Bank has undertaken a comprehensive review of its branch network, resulting in branch consolidation accompanied by the enhancement of the Bank’s capabilities to serve its customers through channels other than branches. The benefits of this strategy are dependent on the Bank's ability to realize expected expense reductions without experiencing significant customer attrition.
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
Although the Company devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Company’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Company and its customers, there is no assurance that all of the Company’s security measures will provide absolute security. This risk is evidenced by recent events where financial institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyberattacks, ransomware and other means. Additionally, there is the risk of distributed denial-of-service attacks from technically sophisticated and well-resourced third parties which are intended to disrupt online services, as well as data breaches due to cyberattacks which result in unauthorized access to customer data. Despite the Company’s efforts to ensure the integrity of its systems, it is possible that the Company may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers or clients. These risks may increase in the future as the Company continues to increase its mobile and other internet-based product offerings.
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
The Company may incur impairments to goodwill. At December 31, 2016, the Bank had $145.1 million in goodwill which is evaluated for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. The Company operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
The Bank is required to maintain a significant percentage of total assets in residential mortgage loans and investments secured by residential mortgage loans, which restricts the ability to diversify the loan portfolio. A Federal savings bank differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain the Federal savings bank charter the Bank has to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which the Bank can grow the commercial loan portfolio. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in the qualified thrift investments. As of December 31, 2016, the Bank maintained 70.6% of its portfolio assets in qualified thrift investments. Because of the QTL requirement, the Bank may be limited in its ability to change its asset mix and increase the yield on earning assets by growing the commercial loan portfolio. Alternatively, the Bank may find it necessary to pursue different structures, including converting from a savings bank charter to a commercial bank charter.
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
The Bank conducts its business through its administrative office, which includes a branch office, 60 additional branch offices and 2 deposit production facilities. The branch offices are located throughout Central and Southern New Jersey. The Bank also operates a wealth management office in Ocean County, and commercial loan production offices in the Philadelphia area and Mercer County, New Jersey.

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
Market Information for Common Stock
OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Global Select Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2016 and 2015.

2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$19.95	$19.48	$19.95	$30.07
Low	16.30	16.96	18.12	19.05
2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$17.42	$18.76	$19.04	$20.94
Low	16.11	16.75	16.59	17.22
As of December 31, 2016, the Company had approximately 4,100 stockholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.‘s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index and the SNL Thrift Index for the period December 31, 2011 through December 31, 2016. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
OceanFirst Financial Corp.	100.00	108.90	139.85	144.11	173.49	267.66
Nasdaq Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Thrift	100.00	121.63	156.09	167.88	188.78	231.23

For the years ended December 31, 2016 and 2015, the Company paid an annual cash dividend of $0.54 and $0.52 per share, respectively.
On July 24, 2014, the Company announced authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. Information regarding the Company’s common stock repurchases for the three month period ended December 31, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	—	$—	—	244,804
November 1, 2016 through November 30, 2016	90,000	20.86	90,000	154,804
December 1, 2016 through December 31, 2016	—	—	—	154,804

Item 6.	Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,167,052	$2,593,068	$2,356,714	$2,249,711	$2,269,228
Securities available-for-sale, at estimated fair value	12,224	29,902	19,804	43,836	547,450
Securities held-to-maturity, net	598,691	394,813	469,417	495,599	—
Federal Home Loan Bank of New York stock	19,313	19,978	19,170	14,518	17,061
Loans receivable, net	3,803,443	1,970,703	1,688,846	1,541,460	1,523,200
Deposits	4,187,750	1,916,678	1,720,135	1,746,763	1,719,671
Federal Home Loan Bank advances	250,498	324,385	305,238	175,000	225,000
Securities sold under agreements to repurchase and other borrowings	126,494	98,372	95,312	95,804	88,291
Stockholders’ equity	572,038	238,446	218,259	214,350	219,792

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$133,425	$85,863	$79,853	$80,157	$87,615
Interest expense	13,163	9,034	7,505	9,628	14,103
Net interest income	120,262	76,829	72,348	70,529	73,512
Provision for loan losses	2,623	1,275	2,630	2,800	7,900
Net interest income after provision for loan losses	117,639	75,554	69,718	67,729	65,612
Other income	20,412	16,426	18,577	16,458	17,724
Operating expenses	86,182	58,897	57,764	54,400	52,389
Merger related expenses	16,534	1,878	—	—	—
Federal Home Loan Bank advance prepayment fee	136	—	—	4,265	—
Branch consolidation expense	—	—	—	579	—
Income before provision for income taxes	35,199	31,205	30,531	24,943	30,947
Provision for income taxes	12,153	10,883	10,611	8,613	10,927
Net income	$23,046	$20,322	$19,920	$16,330	$20,020
Basic earnings per share	$1.00	$1.22	$1.19	$0.96	$1.13
Diluted earnings per share	$0.98	$1.21	$1.19	$0.95	$1.12

(continued)

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)	0.62%	0.82%	0.86%	0.71%	0.87%
Return on average stockholders’ equity (2)	6.08	8.92	9.18	7.51	9.15
Return on average tangible stockholders’ equity (2)(3)	7.13	8.96	9.18	7.51	9.15
Stockholders’ equity to total assets	11.07	9.19	9.26	9.53	9.69
Tangible stockholders’ equity to tangible assets (3)	8.30	9.12	9.26	9.53	9.69
Average interest rate spread (4)	3.38	3.18	3.23	3.16	3.27
Net interest margin (5)	3.47	3.28	3.31	3.24	3.37
Average interest-earning assets to average interest-bearing liabilities	122.46	123.80	121.21	117.19	115.71
Operating expenses to average assets (2)	2.76	2.47	2.50	2.58	2.29
Efficiency ratio (2)(6)	73.11	65.17	63.53	68.11	57.42
Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (7)(8)	0.35	0.91	1.06	2.88	2.80
Non-performing assets as a percent of total assets (8)	0.45	1.05	0.97	2.21	2.05
Allowance fro loan losses as a percent of total loans receivable (8)(9)	0.40	0.84	0.95	1.33	1.32
Allowance for loan losses as a percent of total non-performing loans (8)	111.92	91.51	89.13	46.14	47.29
Wealth Management:
Assets under administration (000’s)	$218,336	$229,039	$225,234	$216,144	$172,879
Per Share Data:
Cash dividends per common share	$0.54	$0.52	$0.49	$0.48	$0.48
Stockholders’ equity per common share at end of period	17.80	13.79	12.91	12.33	12.28
Tangible stockholders’ equity per common share at end of period (3)	12.95	13.67	12.91	12.33	12.28
Number of full-service customer facilities:	61	27	23	23	24

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.

(2)
Performance ratios for 2016 include merger related expenses and the Federal Home Loan Bank advance prepayment fee totaling $16.7 million with an after tax cost of $11.9 million. Performance ratios for 2015 include merger related expenses of $1.9 million with an after tax cost of $1.3 million. Performance ratios for 2013 include expenses relating to the Federal Home Loan Bank advance prepayment fee of $4.3 million and the consolidation of two branches into newer, in-market facilities, at a cost of $579,000. The total after tax cost was $3.1 million. Performance ratios for 2012 include an additional loan loss provision of $1.8 million relating to Superstorm Sandy and $687,000 in net severance expense. The total after tax cost was $1.6 million.

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
The Company conducts business primarily through its ownership of the Bank which operates its administrative/branch office located in Toms River, 60 additional branch offices and 2 deposit production facilities located throughout Central and Southern New Jersey. The Bank also operates a wealth management office in Manchester, New Jersey and commercial loan production offices in the Philadelphia area and Mercer County, New Jersey.
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
Acquisitions

On July 31, 2015, the Company completed its acquisition of Colonial American Bank ("Colonial American"), which added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits. Colonial American’s results of operations are included in the consolidated results for the year ended December 31, 2016, but are only included in the results of operations for the period from August 1, 2015 through December 31, 2015.

On March 11, 2016, the Bank purchased an existing retail branch in the Toms River, New Jersey market with total deposits of $17.0 million.
On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. ("Cape"), which added $1.5 billion to assets, $1.2 billion to loans, and $1.2 billion to deposits. Cape's results of operations from May 2, 2016 through December 31, 2016 are included in the consolidated results for the year ended December 31, 2016, but are not included in the results of operations for the corresponding prior year.
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Company ("Ocean Shore"), which added $995.9 million to assets, $774.0 million to loans, and $875.1 million to deposits. Ocean Shore's results of operations from December 1, 2016 through December 31, 2016 are included in the consolidated results for the year ended December 31, 2016, but are not included in the results of operations for the corresponding prior year.
These acquisitions have provided the Company with the opportunity to grow business lines, expand geographic footprint and improve financial performance. The Company will continue to evaluate potential acquisition opportunities for those that are expected to create stockholder value.
Strategy
The Company operates as a full service community bank delivering commercial and residential financing solutions, deposit services and wealth management throughout the Central and Southern New Jersey region. The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with larger, out-of-market financial service providers through its local focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products and by having an ability to extend larger credits.
The Company’s strategy has been to grow profitability while limiting exposure to credit, interest rate and operational risks. To accomplish these objectives, the Bank has sought to (1) grow commercial loans receivable through the offering of commercial lending services to local businesses; (2) grow core deposits (defined as all deposits other than time deposits) through product offerings appealing to a broadened customer base; and (3) increase non-interest income by expanding the menu of fee-based products and services and investing additional resources in these product lines. The growth in these areas has occurred both organically and through acquisitions.

The Company will focus on prudent growth to create value for stockholders, which may include opportunistic acquisitions. The Company will also continue to build additional operational infrastructure and invest in key personnel in response to growth and changing business conditions.
Growing Commercial Loans
With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders. Additionally, a loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader Central New Jersey market area. An additional loan production office in the Philadelphia area was acquired in the Cape transaction. As a result of these initiatives, commercial loans represented 47.6% of the Bank’s total loans at December 31, 2016, as compared to 31.9% at December 31, 2011 and only 3.6% at December 31, 1997. Commercial loan balances increased by $856.1 million, or 88.9%, in 2016, including $820.4 million acquired from the Cape and Ocean Shore transactions. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring. See “Risk Factors – Increased emphasis on commercial lending may expose the Bank to increased lending risks”.
Increasing core deposits
The Bank seeks to increase core deposit market share in its primary market area by improving market penetration. Deposits increased by $2.271 billion, to $4.188 billion at December 31, 2016, from $1.917 billion at December 31, 2015, including deposits of $2.140 billion acquired from Cape, Ocean Shore and the retail branch purchase. Excluding these transactions, deposits increased $130.7 million, while core deposits (all deposits excluding time deposits) increased $169.7 million. The loan to deposit ratio was 90.8% at December 31, 2016. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposit ratio has grown to 84.5% at December 31, 2016, as compared to 84.2% at December 31, 2011 and only 33.0% at December 31, 1997.
Enhancing non-interest income
Management continues to diversify the Bank’s product line and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in areas such as wealth management services and in Bankcard services, which includes interchange revenue, merchant services and ATM fees. The Bank also offers alternative investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. Income from fees and service charges continues to be an area of focus, increasing $3.8 million, or 27.6%, to $17.7 million, for the year ended December 31, 2016, as compared to the prior year. Of the total increase $3.1 million was related to the Colonial American, Cape and Ocean Shore acquisitions. By comparison, income from fees and service charges was $13.8 million for the year ended December 31, 2011 and only $1.4 million for the year ended December 31, 1997.
Branch Rationalization and Service Delivery
In light of the recent acquisition activity, Management performed a comprehensive review of the Bank’s branch network, which resulted in the January 2017 announcement of the consolidation of ten branches in the legacy Cape and Ocean Shore market area by mid-year 2017, with expected annualized cost savings of $3.6 million. Further, the Bank expects to consolidate other branches in its Central New Jersey market area by the end of the year. In addition to branch consolidation, the Bank has adapted to the industry wide trend of declining branch activity by transitioning to a universal banker staffing model, with a smaller branch staff handling sales and service transactions. In certain locations, routine transactions are handled through “Personal Teller Machines”, an advanced technology with a live team member in a remote location who performs transactions for multiple Personal Teller Machines. The Bank is also investing in its multiple electronic delivery channels to enhance the customer experience.
Capital Management
In addition to the objectives described above, the Company determined to more actively manage its capital position to improve return on equity. The Company has, over the past few years, implemented or announced, three stock repurchase programs. The most recent plan to repurchase up to 5% of outstanding common stock was announced on July 24, 2014. For the year ended December 31, 2016, the Company repurchased 90,000 shares of common stock for $1.9 million. At December 31, 2016, there were 154,804 shares remaining to be repurchased under the existing stock repurchase plan.
Summary
Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company has attempted to mitigate the adverse impact of low absolute levels of interest rates by focusing on commercial loan and core deposit growth, as noted above. Based upon current economic conditions, characterized by moderate growth and low inflation, interest rates may remain at, or close to, historically low levels with increases in the Federal funds rate expected to be gradual. The continuation of the low interest rate environment may have an adverse impact on the Company’s net interest margin in future periods.
In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to some improvement in the U.S. economy, which expanded moderately in 2016, while measures of inflation remain subdued.
Highlights of the Company’s financial results for the year ended December 31, 2016 were as follows:
Total assets increased to $5.2 billion at December 31, 2016, from $2.6 billion at December 31, 2015, primarily as a result of the acquisitions of Cape and Ocean Shore. Loans receivable, net increased $1.833 billion at December 31, 2016, as compared to December 31, 2015, which included $1.931 billion of acquired loans. Deposits increased $2.271 billion at December 31, 2016, as compared to December 31, 2015, which included $2.140 billion of acquired deposits.
Net income for the year ended December 31, 2016 was $23.0 million, or $0.98 per diluted share, as compared to net income of $20.3 million, or $1.21 per diluted share for the prior year. Net income for the years ended December 31, 2016 and 2015 includes merger related expenses, net of tax benefit, of $11.8 million and $1.3 million, respectively. The merger related expenses reduced diluted earnings per share by $0.50 and $0.08, respectively, for the years ended December 31, 2016 and 2015.

Non-performing loans decreased 25.8%, to $13.6 million, at December 31, 2016, from $18.3 million at December 31, 2015. Non-performing loans as a percent of total loans receivable decreased to 0.35% at December 31, 2016, from 0.91% at December 31, 2015, the lowest level in the past 10 years.

Risk management activities related to the acquisitions included the sale of certain higher risk loan pools, including 63 residential loans with a carrying value of $4.4 million, 72 SBA loans with a carrying value of $8.4 million, and 61 commercial loans with a carrying value of $17.5 million.
The Company remains well-capitalized with a tangible common equity ratio of 8.30% at December 31, 2016.
Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2016 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for loan losses and judgments regarding securities and goodwill impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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
The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all non-accrual loans (excluding PCI loans) where the value of the underlying collateral can reasonably be evaluated. For these loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs. Acquired loans are marked to fair value on the date of acquisition. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in the calculation of the allowance for loan losses after the initial valuation, and provide accordingly.
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
A general allowance is determined for all loans that are not individually evaluated for a specific allowance (excluding purchased loans). In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments as follows: residential real estate; commercial real estate; consumer; and commercial and industrial.
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
Of the Bank’s loan portfolio, 96.0% is secured by real estate, whether residential or commercial. Additionally, most of the Bank’s borrowers are located in central and southern New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline further or should the markets served experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.
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
As of December 31, 2016, the Company concluded that any remaining unrealized losses in the securities portfolio were temporary in nature because they were primarily related to market interest rates, market illiquidity and wider credit spreads for these types of securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that could materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.
Goodwill Impairment
Acquired assets and liabilities, including goodwill and other intangible assets are recorded at fair value at the acquisition date. Goodwill totaling $145.1 million at December 31, 2016, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets, such as core deposit intangibles, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.
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

The following table sets forth certain information relating to the Company for each of the years ended December 31, 2016, 2015 and 2014. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	Years Ended December 31,
	2016			2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$154,830	$693	0.45%	$38,371	$44	0.11%	$39,549	$41	0.10%
Securities (1)	505,124	8,965	1.77	464,415	7,425	1.60	526,637	8,535	1.62
FHLB-NY stock	19,028	805	4.23	16,891	700	4.14	15,972	713	4.46
Loans receivable, net (2)	2,782,858	122,962	4.42	1,826,161	77,694	4.25	1,603,434	70,564	4.40
Total interest-earning assets	3,461,840	133,425	3.85	2,345,838	85,863	3.66	2,185,592	79,853	3.65
Non-interest-earning assets	269,622			119,035			120,677
Total assets	$3,731,462			$2,464,873			$2,306,269
Liabilities and Equity:
Interest-bearing liabilities:
Money market deposit Accounts	$316,977	858	0.27	$129,775	187	0.14	$113,406	92	0.08
Savings accounts	447,484	191	0.04	306,151	102	0.03	295,289	112	0.04
Interest-bearing checking Accounts	1,266,135	2,114	0.17	875,326	952	0.11	869,383	925	0.11
Time deposits	422,026	4,354	1.03	229,785	3,060	1.33	213,566	2,974	1.39
Total	2,452,622	7,517	0.31	1,541,037	4,301	0.28	1,491,644	4,103	0.28
FHLB advances	266,981	4,471	1.67	253,843	3,850	1.52	219,847	2,515	1.14
Securities sold under agreements to repurchase	75,227	102	0.14	73,029	103	0.14	64,223	78	0.12
Other borrowings	32,029	1,073	3.35	26,988	780	2.89	27,500	809	2.94
Total interest-bearing liabilities	2,826,859	13,163	0.47	1,894,897	9,034	0.48	1,803,214	7,505	0.42
Non-interest-bearing deposits	497,166			327,216			257,058
Non-interest-bearing liabilities	28,454			14,851			29,082
Total liabilities	3,352,479			2,236,964			2,089,354
Stockholders’ equity	378,983			227,909			216,915
Total liabilities and equity	$3,731,462			$2,464,873			$2,306,269
Net interest income		$120,262			$76,829			$72,348
Net interest rate spread (3)			3.38%			3.18%			3.23%
Net interest margin (4)			3.47%			3.28%			3.31%
Ratio of interest-earning assets to interest- bearing liabilities	122.46%			123.80%			121.21%

(1)Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015			Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short- term investments	$322	$327	$649	$(1)	$4	$3
Securities	696	844	1,540	(1,005)	(105)	(1,110)
FHLB-NY stock	90	15	105	40	(53)	(13)
Loans receivable, net	42,057	3,211	45,268	9,587	(2,457)	7,130
Total interest-earning assets	43,165	4,397	47,562	8,621	(2,611)	6,010
Interest-bearing liabilities:
Money market deposit accounts	408	263	671	15	80	95
Savings accounts	52	37	89	6	(16)	(10)
Interest-bearing checking accounts	523	639	1,162	27	—	27
Time deposits	2,105	(811)	1,294	218	(132)	86
Total	3,088	128	3,216	266	(68)	198
FHLB advances	214	407	621	424	911	1,335
Securities sold under agreements to repurchase	(1)	—	(1)	11	14	25
Other borrowings	—	293	293	—	(29)	(29)
Total interest-bearing liabilities	3,301	828	4,129	701	828	1,529
Net change in net interest income	$39,864	$3,569	$43,433	$7,920	$(3,439)	$4,481
Comparison of Financial Condition at December 31, 2016 and December 31, 2015
Total assets increased by $2.574 billion to $5.167 billion at December 31, 2016, from $2.593 billion at December 31, 2015, primarily as a result of the acquisitions of Cape and Ocean Shore. Cash and due from banks and interest-bearing deposits increased by $257.4 million, to $301.4 million at December 31, 2016, from $43.9 million at December 31, 2015. The increase was primarily due to cash flows from a reduction in loans receivable (exclusive of acquired loans), deposit growth not utilized to reduce FHLB advances (exclusive of acquired deposits), and the issuance of subordinated notes. Loans receivable, net, increased by $1.833 billion, to $3.803 billion at December 31, 2016, from $1.971 billion at December 31, 2015, due to acquired loans of $1.931 billion. As part of the Colonial, Cape and Ocean Shore acquisitions ("Acquisition Transactions"), and the purchase of an existing retail branch in the Toms River market, the Company had outstanding goodwill of $145.1 million and core deposit intangibles of $10.9 million at December 31, 2016.
Deposits increased by $2.271 billion, to $4.188 billion at December 31, 2016, from $1.917 billion at December 31, 2015, which include deposits of $2.140 billion acquired from Ocean Shore, Cape, and the purchase of an existing retail branch. Excluding those acquired, deposits increased $130.7 million, while core deposits (all deposits excluding time deposits) increased $169.7 million. The loan-to-deposit ratio at December 31, 2016 was 90.8%, as compared to 102.8% at December 31, 2015. The deposit growth offset a decrease in FHLB advances of $73.9 million, to $250.5 million at December 31, 2016 from $324.4 million at December 31, 2015. The increase in other borrowings relates to the September 2016 issuance of $35.0 million in subordinated notes at an all-in cost of 5.45% with a stated maturity of September 30, 2026.
Stockholders' equity increased to $572.0 million at December 31, 2016, as compared to $238.4 million at December 31, 2015. The acquisitions of Cape and Ocean Shore added $165.9 million and $152.3 million, respectively, to stockholders' equity. At December 31, 2016, there were 154,804 shares available for repurchase under the Company's stock repurchase program adopted in July of 2014. During the year, the Company repurchased 90,000 shares under this plan at an average cost of $20.86 per share. Tangible stockholders' equity per common share decreased to $12.95 at December 31, 2016, as compared to $13.67 at December 31, 2015, due to the addition of intangible assets in the Ocean Shore and Cape acquisitions.

Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015
General
Net income for the year ended December 31, 2016 was $23.0 million, or $0.98 per diluted share, as compared to net income of $20.3 million, or $1.21 per diluted share for the prior year. Net income for the years ended December 31, 2016 and 2015 includes merger related expenses, net of tax benefit, of $11.8 million and $1.3 million, respectively. Additionally, net income for the year ended December 31, 2016, includes an FHLB Advance prepayment fee of $136,000 and a loss on the sale of investment securities available-for-sale of $12,000. Excluding these items, diluted earnings per share increased over the prior year due to higher net interest income and other income partially offset by increases in operating expenses, provision for loan losses, and average diluted shares outstanding.
Interest Income
Interest income for the year ended December 31, 2016, increased to $133.4 million, as compared to $85.9 million, in the prior year. Average interest-earning assets increased $1.116 billion for the year ended December 31, 2016, as compared to the prior year, benefiting from the interest-earning assets from the Acquisition Transactions of $900.7 million. The yield on average interest-earning assets increased to 3.85% for the year ended December 31, 2016, as compared to 3.66% for the prior year. The asset yield benefited from the accretion of purchase accounting adjustments on the Acquisition Transactions (an additional 10 basis points of yield), the higher-yielding interest-earning assets acquired from Cape, and the higher interest rate environment at the end of 2016.
Interest Expense
Interest expense for the year ended December 31, 2016, was $13.2 million, as compared to $9.0 million in the prior year, due to an increase in average-interest bearing liabilities of $932.0 million. The cost of average interest-bearing liabilities decreased to 0.47% for the year ended December 31, 2016, as compared to 0.48% in the prior year. The total cost of deposits (including non-interest bearing deposits) was 0.25% for the year ended December 31, 2016, as compared to 0.23% in the prior year.
Net Interest Income
Net interest income for the year ended December 31, 2016 increased to $120.3 million, as compared to $76.8 million in the prior year, reflecting an increase in interest-earning assets and a higher net interest margin. Average interest-earning assets increased $1.116 billion for the year ended December 31, 2016, as compared to the prior year. The net interest margin increased to 3.47% for the year ended December 31, 2016, from 3.28%, for the prior year. Net interest income benefited from the accretion of purchase accounting adjustments on the Acquisition Transactions of $4.5 million for the year ended December 31, 2016, as compared to $317,000 in the prior year.
Provision for Loan Losses
For the year ended December 31, 2016, the provision for loan losses was $2.6 million as compared to $1.3 million for the prior year. Net charge-offs increased to $4.2 million for the year ended December 31, 2016, as compared to net charge-offs of $870,000 in the prior year. The increase in net charge-offs for the year ended December 31, 2016, was primarily due to charge-offs of $2.1 million on the sale of under-performing loans , and to a lesser extent, charge-offs of $886,000 on two non-performing commercial loans. Excluding charge-offs attributable to the loan sales, net charge-offs for the year totaled $2.0 million. Non-performing loans totaled $13.6 million at December 31, 2016, as compared to $18.3 million at December 31, 2015. At December 31, 2016, the Company’s allowance for loan losses was 0.40% of total loans, a decrease from 0.84% at December 31, 2015. These ratios exclude existing fair value credit marks of $26.0 million at December 31, 2016 on the Colonial American, Cape and Ocean Shore loans and $2.2 million at December 31, 2015 on the Colonial American loans. These loans were acquired at fair value with no related allowance for loan losses. The allowance for loan losses as a percent of total non-performing loans was 111.92% at December 31, 2016, as compared to 91.51% at December 31, 2015.
Other Income
For the year ended December 31, 2016, other income increased to $20.4 million, as compared to $16.4 million in the prior year, an increase of $4.0 million. The increase from the prior year was primarily due to the impact of the Acquisition Transactions, which added $3.8 million to total other income for the year ended December 31, 2016. Excluding the impact of the Acquisition Transactions, other income increased by approximately $202,000 for the year ended December 31, 2016. For the year ended December 31, 2016, other income included losses of $342,000 attributable to the operations of a hotel, golf and banquet facility acquired as Other Real Estate Owned in the fourth quarter of 2015. The Bank is currently engaged in a sales process with qualified buyers for this property.

Operating Expenses
Operating expenses increased to $102.9 million for the year ended December 31, 2016, as compared to $60.8 million in the prior year. Operating expenses for the year ended December 31, 2016 include $16.5 million in merger related expenses, as compared to merger related expenses of $1.9 million in the prior year. Excluding merger related expenses, the increase in operating expenses over the prior year were primarily due to the Acquisition Transactions, which added operating expenses of $21.3 million; the investment in commercial lending which added expenses of $816,000; the addition of new branches (excluding those acquired in the Acquisition Transactions) which added expenses of $1.2 million; the amortization of the core deposit intangible which added expenses of $602,000; expenses associated with the Bank's re-branding effort of $363,000; and the FHLB advance prepayment fee of $136,000.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2016 was $12.2 million, as compared to $10.9 million for the prior year. The effective tax was 34.5% for the year ended December 31, 2016, as compared to 34.9% for the prior year. The effective tax rate was impacted in both periods by non-deductible merger related expenses.
Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014
General
Net income for the year ended December 31, 2015 was $20.3 million, or $1.21 per diluted share, as compared to net income of $19.9 million, or $1.19 per diluted share for the prior year. Net income for the year ended December 31, 2015 includes merger related expenses, net of tax benefit of $1.3 million, which reduced diluted earnings per share by $0.08. Excluding the merger related expenses, the increase in diluted earnings per share over the previous year was primarily due to higher net interest income and lower provisions for loan losses, partly offset by a reduction in other income and higher operating expenses.
Interest Income
Interest income for the year ended December 31, 2015, increased to $85.9 million, as compared to $79.9 million, in the prior year. Average interest-earning assets increased $160.2 million for the year ended December 31, 2015, as compared to the prior year, benefiting from the interest-earning assets acquired from Colonial American which averaged $51.2 million, for the year ended December 31, 2015. The yield on average interest-earning assets increased to 3.66% for the year ended December 31, 2015, as compared to 3.65% for the prior year. The asset yield benefited from a shift in the mix of interest-earning assets as average loans receivable, net, increased $222.7 million, for the year ended December 31, 2015, as compared to the prior year, while average interest-earning securities decreased $62.2 million, as compared to the prior year.
Interest Expense
Interest expense for the year ended December 31, 2015, was $9.0 million, as compared to $7.5 million, in the prior year. The cost of average interest-bearing liabilities increased to 0.48% for the year ended December 31, 2015, as compared to 0.42% in the prior year as the Company extended its borrowed funds into longer-term maturities, which carry a higher cost, to better manage the Company’s interest rate risk. Between December 31, 2013, and December 31, 2015, the Bank ~~has~~ extended $197.4 million of short-term funding into 3-5 year maturities, extending the weighted average maturity of term borrowings from 1.3 years to 3.1 years at December 31, 2015. The total cost of deposits (including non-interest bearing deposits) was 0.23% for the year ended December 31, 2015, unchanged compared to the prior year.
Net Interest Income
Net interest income for the year ended December 31, 2015 increased to $76.8 million, as compared to $72.3 million in the prior year, reflecting an increase in interest-earning assets, partly offset by a lower net interest margin. Average interest-earning assets increased $160.2 million for the year ended December 31, 2015, as compared to the prior year. The net interest margin decreased to 3.28% for the year ended December 31, 2015, from 3.31%, for the prior year. Yields and costs for the year ended December 31, 2015 were impacted by fair value adjustments to interest-earning assets and interest-bearing liabilities acquired from Colonial American as of the July 31, 2015 merger date.

Provision for Loan Losses
For the year ended December 31, 2015, the provision for loan losses was $1.3 million as compared to $2.6 million for the prior year. Net charge-offs decreased to $870,000 for the year ended December 31, 2015, as compared to net charge-offs of $7.2 million in the prior year. In September 2014, the Company completed the bulk sale of certain non-performing residential mortgage loans which resulted in a loan charge-off of $5.0 million. The provision exceeded the net charge-offs for the year ended December 31, 2015 to account for loan growth. Non-performing loans totaled $18.3 million at December 31, 2015, unchanged from December 31, 2014. At December 31, 2015, the Company’s allowance for loan losses was 0.84% of total loans, a decline from 0.95% at December 31, 2014. The decline in the loan coverage ratio from the prior year was partly a result of Colonial American loans acquired at fair value, with no corresponding allowance. The allowance for loan losses as a percent of total non-performing loans was 91.51% at December 31, 2015, an increase from 89.13% in the prior year.
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
Operating Expenses
Operating expenses increased to $60.8 million for the year ended December 31, 2015, as compared to $57.8 million, in the prior year. Operating expenses for the year ended December 31, 2015 include $1.9 million in merger expenses relating to the acquisition of Colonial American. Additionally, operating expenses attributable to Colonial American for the year ended December 31, 2015 were $1.1 million. Approximately $368,000 of these expenses were associated with operating duplicate systems from the merger date (July 31, 2015) through December 31, 2015. Compensation and employee benefits expense increased $519,000 for the year ended December 31, 2015, as compared to the prior year, which included $196,000 in severance related expenses due to the Company’s strategic decision to improve efficiency in the residential mortgage loan area. The increase was primarily due to higher salary expense associated with the Colonial American acquisition, personnel increases in commercial lending, and the opening of two new branches.
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
At December 31, 2016, the Bank had no outstanding overnight borrowings from the FHLB, compared to $82.0 million outstanding at December 31, 2015. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $250.5 million at December 31, 2016, a decrease from $324.4 million at December 31, 2015.
The Company's cash needs for the year ended December 31, 2016 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and the sale of under-performing loans, proceeds from maturities and calls of investment securities, proceeds from sale of available-for-sale securities, deposit growth and the issuance of subordinated notes. The cash was primarily utilized for loan originations, the purchase of loans receivable, the purchase of securities and to reduce borrowings. The Company’s cash needs for the year ended December 31, 2015 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held-for-sale, proceeds from maturities of investment securities, deposit growth and increased total borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities.

In the normal course of business, the Bank routinely enters into various commitments, primarily relating to the origination and sale of loans. At December 31, 2016, outstanding commitments to originate loans totaled $131.7 million; outstanding unused lines of credit totaled $495.6 million, of which $297.8 million were commitments to commercial borrowers and $197.8 million were commitments to consumer/construction borrowers; and, outstanding commitments to sell loans totaled $2.8 million. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $374.5 million at December 31, 2016. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.
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
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2016, the Company repurchased 90,000 shares of common stock at a total cost of $1.9 million, compared to 373,594 shares of common stock at a total cost of $6.5 million for the year ended December 31, 2015. At December 31, 2016, there were 154,804 shares remaining to be repurchased under the current stock repurchase authorization.
Cash dividends on common stock declared and paid during the year ended December 31, 2016 were $12.6 million, as compared to $8.7 million for the prior year. On January 26, 2017, the Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend was payable on February 17, 2017 to common stockholders of record at the close of business on February 6, 2017.
The primary sources of liquidity specifically available to the Company are capital distributions from the Bank and the issuance of preferred and common stock and debt. In September 2016, the Company issued $35.0 million in subordinated notes at an initial all-in cost of 5.45% and a stated maturity of September 30, 2026. For the year ended December 31, 2016, the Company received dividend payments of $4.0 million from the Bank. The Bank elected not to pay dividends subsequent to the first quarter of 2016 in order to retain capital subsequent to the Cape and Ocean Shore acquisitions. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2016, OceanFirst Financial Corp. held $21.5 million in cash.
The Bank is considered a “well-capitalized” institution under the Prompt Corrective Action Regulations. See “Regulation and Supervision—Federal Savings Institution Regulation – Capital Requirements.”
At December 31, 2016, the Company maintained tangible common equity of $416.1 million for a tangible common equity to assets ratio of 8.30%.
Off-Balance-Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 13 to the Consolidated Financial Statements. The Bank also has outstanding commitments to sell loans amounting to $2.8 million.
The Company entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the MPF program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At December 31, 2016 and 2015, the reserve for repurchased loans and loss sharing obligations amounted to $846,000 and $986,000, respectively.

The following table shows the contractual obligations of the Bank by expected payment period as of December 31, 2016 (in thousands). Further discussion of these commitments is included in Notes 9 and 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$376,992	$71,857	$148,576	$100,000	$56,559
Commitments to Originate Loans	131,686	131,686	—	—	—
Commitments to Fund Unused Lines of Credit
— Commercial	297,813	297,813	—	—	—
— Consumer/Construction	197,784	197,784	—	—	—
Operating Lease Obligations	20,244	2,423	4,392	4,019	9,410
Purchase Obligations	13,635	3,717	6,763	3,155	—
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
Impact of New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-16, “Business Combinations, Simplifying the Accounting for Measurement – Period Adjustments.” The amendments in this update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for fiscal years beginning after December 31, 2015 including interim periods within those fiscal years. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
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

The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated financial statements. To date, the Company has identified its leased real estate as within the scope of the guidance. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company's consolidated financial statements. Further, to date, no guidance has been issued by either the Company's or the Bank's primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)." The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's consolidated financial statements.
While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current "incurred loss" model to one based on estimated cash flows over a loan's contractual life, adjusted for prepayments (a "life of loan" model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company's or the Bank's primary regulator with respect to how the impact of the amended standard is to be treated for regulatory purposes.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments."  This ASU is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period.   A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable.  The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - simplifying the Test for Goodwill Impairment." This ASU intends to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit's fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019; early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.
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
The Bank utilizes the following strategies to manage IRR: (1) emphasizing the origination for portfolio of fixed-rate mortgage loans generally having terms to maturity of not more than fifteen years, adjustable-rate loans, floating-rate and balloon maturity commercial loans, and consumer loans consisting primarily of home equity loans and lines of credit; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (3) managing the maturities of wholesale borrowings. The Bank may also sell fixed-rate mortgage loans into the secondary market. In determining whether to retain fixed-rate mortgages or to purchase fixed-rate mortgage-backed securities, management considers the Bank’s overall IRR position, the volume of such loans originated or the amount of MBS to be purchased, the loan or MBS yield and the types and amount of funding sources. The Bank periodically retains fixed-rate mortgage loan production or purchases fixed-rate MBS in order to improve yields and increase balance sheet leverage. During periods when fixed-rate mortgage loan production is retained, the Bank generally attempts to extend the maturity on part of its wholesale borrowings. For the past few years, the Bank has sold most 30 year fixed-rate mortgage loan originations in the secondary market. With the recent rise in market interest rates and the reduction in refinance volume the Bank anticipates retaining most of its 30 year fixed-rate loan originations in 2017 to replace anticipated repayments of the existing residential loan portfolio. The Company currently does not participate in financial futures contracts, interest rate swaps or other activities involving the use of off-balance-sheet derivative financial instruments, but may do so in the future to manage IRR.
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
The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2016, the Company’s one-year gap was negative 3.47% as compared to negative 1.71% at December 31, 2015. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2016, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 9% and 25% annually. Mortgage-backed securities were projected to prepay at rates between 5% and 24% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 6.0 years, 4.8 years and 6.5 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.
There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2016	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$239,051	$—	$—	$—	$—	$239,051
Investment securities	61,308	10,043	21,092	35,891	29,158	157,492
Mortgage-backed securities	40,299	77,604	130,170	84,934	129,876	462,883
FHLB stock	—	—	—	—	19,313	19,313
Loans receivable (2)	546,948	725,287	1,077,014	655,812	811,702	3,816,763
Total interest-earning assets	887,606	812,934	1,228,276	776,637	990,049	4,695,502
Interest-bearing liabilities:
Money market deposit accounts	83,684	40,050	77,880	52,275	205,022	458,911
Savings accounts	97,600	71,535	141,527	95,670	266,187	672,519
Interest-bearing checking accounts	1,039,969	61,670	128,866	91,498	304,710	1,626,713
Time deposits	110,517	263,938	181,748	85,748	5,152	647,103
FHLB advances	477	1,445	148,576	100,000	—	250,498
Securities sold under agreements to repurchase and other borrowings	92,435	—	—	34,059	—	126,494
Total interest-bearing liabilities	1,424,682	438,638	678,597	459,250	781,071	3,782,238
Interest sensitivity gap (3)	$(537,076)	$374,296	$549,679	$317,387	$208,978	$913,264
Cumulative interest sensitivity gap	$(537,076)	$(162,780)	$386,899	$704,286	$913,264	$913,264
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(11.44)%	(3.47)%	8.24%	15.00%	19.45%	19.45%

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

The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2016 and 2015 (dollars in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2016						December 31, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change
300	$664,767	(1.1)%	14.1%	$156,689	(1.0)%	300	$286,152	(9.0)%	11.8%	$74,186	(9.3)%
200	678,347	1.0	14.0	158,078	(0.1)	200	303,359	(3.5)	12.2	77,638	(5.1)
100	683,492	1.7	13.7	158,840	0.3	100	313,886	(0.2)	12.3	80,160	(2.0)
Static	671,878	—	13.2	158,309	—	Static	314,366	—	12.0	81,821	—
(100)	620,675	(7.6)	11.9	152,007	(4.0)	(100)	300,080	(4.5)	11.3	78,138	(4.5)
The decrease in interest rate sensitivity in a rising rate scenario at December 31, 2016, as compared to December 31, 2015, is primarily due to the increase in interest-earning deposits of $220.0 million and the increased value of core deposits.
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
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OceanFirst Financial Corp. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
March 15, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
OceanFirst Financial Corp.:
We have audited OceanFirst Financial Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, OceanFirst Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
March 15, 2017

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$301,373	$43,946
Securities available-for-sale (encumbered $12,192 at December 31, 2016 and $29,902 at December 31, 2015)	12,224	29,902
Securities held-to-maturity, net (estimated fair value of $598,119 at December 31, 2016 and $397,763 at December 31, 2015) (encumbered $492,147 at December 31, 2016 and $371,270 at December 31, 2015)	598,691	394,813
Federal Home Loan Bank of New York stock, at cost	19,313	19,978
Loans receivable, net	3,803,443	1,970,703
Mortgage loans held-for-sale	1,551	2,697
Interest and dividends receivable	11,989	5,860
Other real estate owned	9,803	8,827
Premises and equipment, net	71,385	28,419
Servicing asset	228	589
Bank Owned Life Insurance	132,172	57,549
Deferred tax asset	38,787	16,807
Other assets	10,105	10,900
Core deposit intangible	10,924	256
Goodwill	145,064	1,822
Total assets	$5,167,052	$2,593,068
Liabilities and Stockholders’ Equity
Deposits	$4,187,750	$1,916,678
Securities sold under agreements to repurchase with retail customers	69,935	75,872
Federal Home Loan Bank advances	250,498	324,385
Other borrowings	56,559	22,500
Advances by borrowers for taxes and insurance	14,030	7,121
Other liabilities	16,242	8,066
Total liabilities	4,595,014	2,354,622
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 32,136,892 and 17,286,557 shares outstanding at December 31, 2016 and December 31, 2015, respectively	336	336
Additional paid-in capital	364,433	269,757
Retained earnings	238,192	229,140
Accumulated other comprehensive loss	(5,614)	(6,241)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,761)	(3,045)
Treasury stock, 1,429,880 and 16,280,215 shares at December 31, 2016 and December 31, 2015, respectively	(22,548)	(251,501)
Common stock acquired by Deferred Compensation Plan	(313)	(314)
Deferred Compensation Plan Liability	313	314
Total stockholders’ equity	572,038	238,446
Total liabilities and stockholders’ equity	$5,167,052	$2,593,068
See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Income
(in thousands, except per share amount)

	Years Ended December 31,
	2016	2015	2014
Interest income:
Loans	$122,962	$77,694	$70,564
Mortgage-backed securities	6,697	6,051	6,845
Investment securities and other	3,766	2,118	2,444
Total interest income	133,425	85,863	79,853
Interest expense:
Deposits	7,517	4,301	4,103
Borrowed funds	5,646	4,733	3,402
Total interest expense	13,163	9,034	7,505
Net interest income	120,262	76,829	72,348
Provision for loan losses	2,623	1,275	2,630
Net interest income after provision for loan losses	117,639	75,554	69,718
Other income:
Bankcard services revenue	4,833	3,537	3,478
Wealth management revenue	2,324	2,187	2,280
Fees and services charges	10,508	8,124	8,589
Loan servicing income	250	268	816
Net gain on sale of loan servicing	—	111	408
Net gain on sales of loans	986	822	772
Net (loss) gain on sales of investment securities available-for-sale	(12)	—	1,031
Net loss from other real estate operations	(856)	(149)	(390)
Income from Bank Owned Life Insurance	2,230	1,501	1,477
Other	149	25	116
Total other income	20,412	16,426	18,577
Operating expenses:
Compensation and employee benefits	47,105	31,946	31,427
Occupancy	8,332	5,722	5,510
Equipment	5,104	3,725	3,278
Marketing	1,882	1,516	1,795
Federal deposit insurance	2,825	2,072	2,128
Data processing	7,577	4,731	4,239
Check card processing	2,210	1,815	1,934
Professional fees	2,848	1,865	2,267
Other operating expense	7,676	5,484	5,186
Amortization of core deposit intangible	623	21	—
Federal Home Loan Bank advance prepayment fee	136	—	—
Merger related expenses	16,534	1,878	—
Total operating expenses	102,852	60,775	57,764
Income before provision for income taxes	35,199	31,205	30,531
Provision for income taxes	12,153	10,883	10,611
Net income	$23,046	$20,322	$19,920
Basic earnings per share	$1.00	$1.22	$1.19
Diluted earnings per share	$0.98	$1.21	$1.19
Average basic shares outstanding	23,093	16,600	16,687
Average diluted shares outstanding	23,526	16,811	16,797

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$23,046	$20,322	$19,920
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $128 in 2016, tax expense of $38 in 2015, and tax benefit of $415 in 2014)	(186)	55	(601)
Reclassification adjustment for losses (gains) included in net income (net of tax benefit of $5 in 2016 and tax expense of $421 in 2014, respectively)	7	—	(610)
Accretion of unrealized loss on securities reclassified to held-to- maturity (net of tax expense of $556, $562 and $497 in 2016, 2015 and 2014, respectively)	806	813	721
Total other comprehensive income (loss)	627	868	(490)
Total comprehensive income	$23,673	$21,190	$19,430

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
Years Ended December 31, 2016, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2013	$—	$336	$263,319	$206,201	$(6,619)	$(3,616)	$(245,271)	$(665)	$665	$214,350
Net income	—	—	—	19,920	—	—	—	—	—	19,920
Other comprehensive loss, net of tax	—	—	—	—	(490)	—	—	—	—	(490)
Stock awards	—	—	928	—	—	—	—	—	—	928
Tax benefit of stock plans	—	—	51	—	—	—	—	—	—	51
Treasury stock allocated to restricted stock plan	—	—	678	(99)	—	—	(579)	—	—	—
Allocation of ESOP stock	—	—	284	—	—	286	—	—	—	570
Cash dividend – $0.49 per share	—	—	—	(8,241)	—	—	—	—	—	(8,241)
Exercise of stock options	—	—	—	(67)	—	—	416	—	—	349
Purchase of 551,291 shares of common stock	—	—	—	—	—	—	(9,178)	—	—	(9,178)
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	361	(361)	—
Balance at December 31, 2014	—	336	265,260	217,714	(7,109)	(3,330)	(254,612)	(304)	304	218,259
Net income	—	—	—	20,322	—	—	—	—	—	20,322
Other comprehensive income, net of tax	—	—	—	—	868	—	—	—	—	868
Stock awards	—	—	1,300	—	—	—	—	—	—	1,300
Tax benefit of stock plans	—	—	32	—	—	—	—	—	—	32
Treasury stock allocated to restricted stock plan	—	—	1,214	(144)	—	—	(1,070)	—	—	—
Issued 660,098 treasury shares to finance acquisition	—	—	1,633	—	—	—	10,185	—	—	11,818
Purchased 373,594 shares of common stock	—	—	—	—	—	—	(6,459)	—	—	(6,459)
Allocation of ESOP stock	—	—	318	—	—	285	—	—	—	603
Cash dividend – $0.52 per share	—	—	—	(8,693)	—	—	—	—	—	(8,693)
Exercise of stock options	—	—	—	(59)	—	—	455	—	—	396
Purchase of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(10)	10	—
Balance at December 31, 2015	—	336	269,757	229,140	(6,241)	(3,045)	(251,501)	(314)	314	238,446
Net income	—	—	—	23,046	—	—	—	—	—	23,046
Other comprehensive income, net of tax	—	—	—	—	627	—	—	—	—	627
Stock awards	—	—	1,505	—	—	—	—	—	—	1,505
Tax benefit of stock plans	—	—	62	—	—	—	—	—	—	62
Treasury stock allocated to restricted stock plan	—	—	1,046	(101)	—	—	(945)	—	—	—
Purchase 90,000 shares of common stock	—	—	—	—	—	—	(1,878)	—	—	(1,878)
Allocation of ESOP stock	—	—	373	—	—	284	—	—	—	657
Cash dividend – $0.54 per share	—	—	—	(12,616)	—	—	—	—	—	(12,616)
Exercise of stock options	—	—	—	(1,277)	—	—	5,266	—	—	3,989
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	1	(1)	—
Issued 14,547,452 treasury shares to finance acquisitions	—	—	91,690	—	—	—	226,510	—	—	318,200
Balance at December 31, 2016	$—	$336	$364,433	$238,192	$(5,614)	$(2,761)	$(22,548)	$(313)	$313	$572,038

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$23,046	$20,322	$19,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,786	3,335	2,916
Allocation of ESOP stock	657	603	570
Stock awards	1,505	1,300	928
Amortization of core deposit intangible	623	21	—
Net accretion/amortization of purchase accounting adjustments	(4,505)	(317)	—
Amortization of servicing asset	157	245	1,016
Net premium amortization in excess of discount accretion on securities	1,656	1,991	2,816
Net (accretion) amortization of deferred fees and discounts on loans	(274)	55	63
Provision for loan losses	2,623	1,275	2,630
Deferred tax provision	5,798	1,441	82
Net loss (gain) on sales of other real estate owned	138	(269)	(46)
Net loss on sale of fixed assets	38	—	—
Net gain on sales of loans	(986)	(822)	(772)
Net loss (gain) on sales of investment securities available for sale	12	—	(1,031)
Proceeds from sale of mortgage servicing rights	—	192	3,155
Net gain on sale of loan servicing	—	(111)	(408)
Proceeds from sales of mortgage loans held-for-sale	50,075	49,436	39,641
Mortgage loans originated for sale	(47,943)	(47,110)	(42,571)
Increase in value of Bank Owned Life Insurance	(2,230)	(1,501)	(1,477)
(Increase) decrease in interest and dividends receivable	(200)	68	(126)
Decrease in other assets	18,612	1,670	151
(Decrease) increase in other liabilities	(20,781)	(3,690)	124
Total adjustments	9,761	7,812	7,661
Net cash provided by operating activities	32,807	28,134	27,581
Cash flows from investing activities:
Net decrease (increase) in loans receivable	106,371	(146,416)	(152,852)
Purchase of loans receivable	(37,561)	(22,054)	(20,574)
Proceeds from sale of under-performing loans	29,647	—	19,058
Proceeds from sales of investment securities available-for-sale	41,853	—	8,439
Purchase of investment securities available-for-sale	(10,021)	(9,972)	(20,547)
Purchase of investment securities held-to-maturity	(6,006)	(16,349)	(5,003)
Purchase of mortgage-backed securities held-to-maturity	(59,590)	(10,312)	(35,203)
Proceeds from maturities and calls of investment securities available-for-sale	18,506	—	35,005
Proceeds from maturities and calls of investment securities held-to-maturity	53,964	46,292	7,711
Proceeds from maturities and calls of mortgage backed securities held-to-maturity	6,394	—	—
Principal repayments on mortgage-backed securities held-to-maturity	73,470	61,081	57,199
Proceeds from Bank Owned Life Insurance	310	—	—
Proceeds from the redemption of Federal Home Loan Bank of New York stock	32,168	38,663	35,269
Purchases of Federal Home Loan Bank of New York stock	(23,571)	(39,157)	(39,921)
Net proceeds from sale and acquisition of other real estate owned	3,744	3,342	4,016
Purchases of premises and equipment	(6,670)	(3,891)	(3,970)
Cash acquired, net of cash paid for branch acquisition	16,727	—	—
Cash acquired, net of cash consideration paid for acquisitions	31,965	3,703	—
Net cash used in investing activities	271,700	(95,070)	(111,373)

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Increase in deposits	131,308	73,284	(26,628)
(Decrease) increase in short-term borrowings	(175,137)	(27,740)	24,746
Proceeds from Federal Home Loan Bank advances	55,161	55,000	215,000
Net proceeds from issuance of subordinated notes	33,898	—	—
Repayments of Federal Home Loan Bank advances	(74,153)	(6,853)	(110,000)
Repayments of other borrowings	(10,000)	(5,000)	—
Increase (decrease) in advances by borrowers for taxes and insurance	2,286	798	(148)
Exercise of stock options	3,989	396	349
Purchase of treasury stock	(1,878)	(6,459)	(9,178)
Dividends paid	(12,616)	(8,693)	(8,241)
Tax benefit of stock plans	62	32	51
Net cash (used in) provided by financing activities	(47,080)	74,765	85,951
Net increase in cash and due from banks	257,427	7,829	2,159
Cash and due from banks at beginning of year	43,946	36,117	33,958
Cash and due from banks at end of year	$301,373	$43,946	$36,117
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,201	$8,928	$7,243
Income taxes	10,912	10,562	11,801
Non-cash investing activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	1,406	1,375	1,218
Loans charged-off, net	4,162	870	7,243
Transfer of loans receivable to other real estate owned	1,833	6,979	4,289
Acquisition:
Non-cash assets acquired:
Securities	$305,139	$6,758	$—
Federal Home Loan Bank of New York stock	7,932	314	—
Loans	1,930,853	121,466	—
Premises & equipment	41,067	—	—
Other real estate owned	3,025	257	—
Deferred tax asset	28,197	3,227	—
Other assets	97,162	8,279	—
Goodwill and other intangible assets, net	154,211	2,099	—
Total non-cash assets acquired	$2,567,586	$142,400	$—
Liabilities assumed:
Deposits	$2,123,440	$123,346	$—
Federal Home Loan Bank advances	128,160	6,800	—
Other liabilities	29,747	309	—
Total liabilities assumed	$2,281,347	$130,455	$—
Total consideration for acquisition	$286,239	$11,945	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”) and its wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC, Hooper Holdings, LLC., TRREO Holdings LLC, OCHB Investment Co., OCHB Preferred Corp, Casaba Real Estate Holdings Corporation, and Cohensey Bridge, L.L.C.. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts previously reported have been reclassified to conform to the current year’s presentation.
Business
The Bank provides a range of community banking services to customers through a network of branches and offices in Central and Southern New Jersey. The Bank is subject to competition from other financial institutions; it is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.
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
In addition, management periodically considers the sale of commercial and other loans as part of its management of credit risk.
Loans held for sale are carried at the lower of unpaid principal balance, net, or estimated fair value on an aggregate basis. Estimated fair value is determined based on bid quotations from securities dealers.
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
A general allowance is determined for all loans that are not individually evaluated for a specific allowance (excluding purchased loans). In determining the level of the general allowance, the Bank segments the loan portfolio into various loan segments as follows: residential real estate; commercial real estate; consumer; and commercial and industrial. Acquired loans (including PCI loans) are initially valued at an estimated fair value on the date of acquisition, with no initial related allowance for loan losses. These loans are periodically evaluated for impairment after initial valuation.
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

Reserve for Repurchased Loans and Loss Sharing Obligations
The reserve for repurchased loans and loss sharing obligations relates to potential losses on loans sold which may have to be repurchased due to a violation of representations and warranties and an estimate of the Bank’s obligation under a loss sharing arrangement for loans sold to the Federal Home Loan Bank ("FHLB"). Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. The reserve represents the Company's estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company's evaluation of the potential exposure related to the loan sale agreements over the period of repurchase risk. The reserve for repurchased loans and loss sharing obligations is included in other liabilities on the Company's consolidated statement of financial condition.

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
Premises and Equipment
Land is carried at cost and premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization or, in the case of acquired premises, the value on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or leases. Generally, depreciable lives are as follows: computer equipment: 3 years; furniture, fixtures and other electronic equipment: 5 years; building improvements: 10 years; and buildings: 30 years. Repair and maintenance items are expensed and improvements are capitalized. Gains and losses on dispositions are reflected in current operations.
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
Impact of New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-16, “Business Combinations, Simplifying the Accounting for Measurement – Period Adjustments”. The amendments in this update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for fiscal years beginning after December 31, 2016 including interim periods within those fiscal years. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
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
The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated financial statements. To date, the Company has identified its leased real estate as within the scope of the guidance. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company's consolidated financial statements. Further, to date, no guidance has been issued by either the Company's or the Bank's primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)." The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale ("AFS") debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current "incurred loss" model to one based on estimated cash flows over a loan's contractual life, adjusted for prepayments (a "life of loan" model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company's or the Bank's primary regulator with respect to how the impact of the amended standard is to be treated for regulatory purposes.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments."  This ASU is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period.   A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable.  The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." This ASU intends to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit's fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019; early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly in equity, such as unrealized gains or losses on securities available-for-sale and accretion of unrealized loss on securities reclassified to held-to-maturity.
Bank Owned Life Insurance (“BOLI”)
Bank Owned Life Insurance is accounted for using the cash surrender value method and is recorded at its realizable value. Part of the Company’s BOLI is invested in a separate account insurance product which is invested in a fixed income portfolio. The separate account includes stable value protection which maintains realizable value at book value with investment gains and losses amortized over future periods. Increases in cash surrender value are included in other non-interest income, while proceeds from death benefits are recorded as a reduction to the carrying value.

Defined Benefit Plan
As part of the Cape Bancorp, Inc. ("Cape") acquisition, the Bank acquired a tax-qualified defined benefit pension plan, also now known as the Cape Bank Defined Benefit Plan. The Plan previously froze benefits as of December 31, 2008 for employees eligible to participate prior to January 1, 2008. The Bank is in the process of terminating the Plan and distributing accrued benefits and recorded a $3.7 million liability as part of the acquisition date purchase accounting adjustment.
Intangible Assets
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and core deposit intangible. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of August 30, 2016. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.
Segment Reporting
The Company's operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates primarily in the geographical regions of Central and Southern New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of the Bank's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
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
Note 2: Regulatory Matters
Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2016, the Bank was required to maintain a minimum ratio of Tier 1 capital to total adjusted assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%; a minimum ratio of Tier 1 capital to risk weighted assets of 6.0%; and, a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.
Under the regulatory framework for prompt corrective action, Federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2016 and 2015, the Bank was considered well-capitalized.

The following is a summary of the Bank and the Company's regulatory capital amounts and ratios as of December 31, 2016 and 2015 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (in thousands).

As of December 31, 2016	Actual			For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio		Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$445,576	10.08%	(2)	$176,856	4.000%		$221,071	5.00%
Common equity Tier 1 (to risk-weighted assets)	445,576	12.67		180,178	5.125	(1)	228,519	6.50
Tier 1 capital (to risk-weighted assets)	445,576	12.67		232,913	6.625	(1)	281,254	8.00
Total capital (to risk-weighted assets)	461,386	13.12		303,227	8.625	(1)	351,567	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$440,552	9.96%	(2)	$177	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	426,855	12.12		181	5.125	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	440,552	12.51		233	6.625	(1)	N/A	N/A
Total capital (to risk-weighted assets)	491,362	13.95		304	8.625	(1)	N/A	N/A

As of December 31, 2015	Actual			For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio		Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$229,306	8.91%	(2)	$102,935	4.000%		$128,669	5.00%
Common equity Tier 1 (to risk-weighted assets)	229,306	12.72		81,114	4.500	(1)	117,165	6.50
Tier 1 capital (to risk-weighted assets)	229,306	12.72		108,152	6.000	(1)	144,203	8.00
Total capital (to risk-weighted assets)	246,106	13.65		144,203	8.000	(1)	180,253	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$250,324	9.72%		$102,984	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	241,856	13.40		81,234	4.500		N/A	N/A
Tier 1 capital (to risk-weighted assets)	250,324	13.87		108,312	6.000		N/A	N/A
Total capital (to risk-weighted assets)	267,124	14.80		144,416	8.000		N/A	N/A
(1) Includes the Capital Conservation Buffer of 0.625%.
(2) Tier 1 capital ratios are calculated based on outstanding capital at the end of the quarter divided by average assets for the quarter. The average assets for the fourth quarter exclude the assets acquired from Ocean Shore for the period from October 1, 2016 through November 30, 2016. The Tier 1 capital ratios for the Bank and the Company based on total assets as of the end of the period are 8.85% and 8.75%, respectively.
The capital conservation buffer requirement is being phased in incrementally, starting at 0.625% on January 1, 2016, and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.50% on January 1, 2019, when the full capital conservation buffer requirement will be effective. Capital distributions and certain discretionary bonus payments are limited if the capital conservation buffer is not maintained. Applicable regulations also impose limitations upon capital distributions by the Bank, such as dividends and payments to repurchase or otherwise acquire shares. The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital minimum requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3. Business Combination
As a result of the following acquisitions, the Company incurred merger related expenses of $16.5 million for the year ended December 31, 2016. Merger related expenses were classified as change in control payments, professional fees, IT expenses and other/miscellaneous fees with amounts totaling $5.5 million, $5.7 million, $5.1 million and $200,000, respectively.
Branch Acquisition
On March 11, 2016, the Company completed its acquisition of an existing retail branch in the Toms River market ("Toms River Retail Branch"). Under the terms of the Purchase and Assumption Agreement dated July 31, 2015, the Company paid a deposit premium of $340,000, equal to 2.50% of core deposits; i.e., all deposits other than time deposits, government deposits, and fiduciary accounts. Up to 1.00% of the deposit premium was contingent on the core deposit balance seventy-five days after closing.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.
The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition(in thousands):

	At March 11, 2016
	Book Value	Fair Value Adjustment	Fair Value
Assets Acquired
Cash and cash equivalents	$16,727	$—	$16,727
Loans	9	—	$9
Other assets	15	—	$15
Core deposit intangible	—	66	$66
Total assets acquired	$16,751	$66	$16,817
Liabilities Assumed
Deposits	$16,953	$4	$16,957
Other liabilities assumed	138	—	138
Total liabilities assumed	$17,091	$4	$17,095
Goodwill			$278

Cape Bancorp Acquisition
On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. ("Cape"), which after purchase accounting adjustments added $1.5 billion to assets, $1.2 billion to loans, and $1.2 billion to deposits. Total consideration paid for Cape was $196.4 million, including cash consideration of $30.5 million. Cape was merged with and into the Company as of the date of acquisition.
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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Cape, net of total consideration paid (in thousands):

	At May 2, 2016
(in thousands)	Cape Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$196,403
Assets acquired:
Cash and cash equivalents	$30,025	$—	$30,025
Securities and Federal Home Loan Bank Stock	218,577	361	218,938
Loans:	1,169,568		1,156,807
Specific credit fair value on credit impaired loans	—	(5,859)	—
General credit fair value	—	(20,545)	—
Interest rate fair value	—	1,888	—
Reverse allowance for loan losses	—	9,931	—
Reverse net deferred fees, premiums and discounts	—	1,824	—
Premises and equipment	27,972	(1,973)	25,999
Other real estate owned	2,343	(408)	1,935
Deferred tax asset	9,407	10,993	20,400
Other assets	61,793	—	61,793
Core deposit intangible	831	2,887	3,718
Total assets acquired	1,520,516	(901)	1,519,615
Liabilities assumed:
Deposits	(1,247,688)	(679)	(1,248,367)
Borrowings	(123,587)	(879)	(124,466)
Other liabilities	(7,611)	(5,398)	(13,009)
Total liabilities assumed	(1,378,886)	(6,956)	(1,385,842)
Net assets acquired	$141,630	$(7,857)	133,773
Goodwill recorded in the merger			$62,630

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.

Ocean Shore Holding Co. Acquisition
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Co. ("Ocean Shore"), which after purchase accounting adjustments added $995.9 million to assets, $774.0 million to loans, and $875.1 million to deposits. Total consideration paid for Ocean Shore was $180.7 million, including cash consideration of $28.4 million. Ocean Shore was merged with and into the Company on the date of acquisition.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Ocean Shore, net of total consideration paid (in thousands):

	At November 30, 2016
(in thousands)	Ocean Shore Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$180,732
Assets acquired:
Cash and cash equivalents	$60,871	$—	$60,871
Securities and Federal Home Loan Bank Stock	94,109	24	94,133
Loans:	790,396		774,046
Specific credit fair value on credit impaired loans	—	(2,062)	—
General credit fair value	—	(8,127)	—
Interest rate fair value	—	(5,779)	—
Reverse allowance for loan losses	—	3,265	—
Reverse net deferred fees, premiums and discounts	—	(3,647)	—
Premises and equipment	11,696	3,372	15,068
Other real estate owned	1,090	—	1,090
Deferred tax asset	5,587	2,210	7,797
Other assets	35,369	—	35,369
Core deposit intangible	348	7,158	7,506
Total assets acquired	999,466	(3,586)	995,880
Liabilities assumed:
Deposits	(874,301)	(772)	(875,073)
Borrowings	(3,694)	—	(3,694)
Other liabilities	(17,629)	891	(16,738)
Total liabilities assumed	(895,624)	119	(895,505)
Net assets acquired	$103,842	$(3,467)	100,375
Goodwill recorded in the merger			$80,357

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Cape operations included in the Consolidated Statements of Income from the date of the acquisition (May 2, 2016) through December 31, 2016 and regarding the former Ocean Shore operations included in the Consolidated Statements of Income from the date of the acquisition (December 1, 2016) through December 31, 2016. In addition, the table provides condensed pro forma financial information assuming the Cape and Ocean Shore acquisitions had been completed as of January 1, 2016, for the year ended December 31, 2016, and as of January 1, 2015, for the year ended December 31, 2015. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of Cape's and Ocean Shore's operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(in thousands)	Cape Actual from May 2, 2016 to December 31, 2016	Ocean Shore Actual from December 1, 2016 to December 31, 2016	Pro forma Year ended December 31, 2016	Pro forma Year ended December 31, 2015
Net interest income	34,565	$3,109	$166,462	$159,351
Provision for loan losses	498	—	4,400	4,639
Non-interest income	3,503	349	25,761	33,292
Non-interest expense	19,258	1,337	161,090	123,762
Net income	12,311	$1,397	$16,772	$43,471
Earnings per share:
Fully diluted			$0.52	$1.39
Core Deposit Intangible
The estimated future amortization expense for the core deposit intangible over the next five years is as follows (in thousands):

Year Ended December 31,
2017	$2,039
2018	1,828
2019	1,618
2020	1,408
2021	1,197
Thereafter	2,834
$10,924
Fair Value Measurement of Assets Acquired and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Retail Branch, Cape and Ocean Shore acquisitions were as follows. Refer to Note 15, Fair Value Measurements, for a discussion of the fair value hierarchy.
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

The general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated after consideration of historical losses of the Company, the acquired bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of experience with the originator’s underwriting process.
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
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Cape operated eight properties subject to lease agreements, and Ocean Shore operated two properties subject to lease agreements.
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
Note 4: Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2016 and 2015 are as follows (in thousands)

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,542	$—	$(318)	$12,224
Held-to-maturity:
Investment securities:
U.S. agency obligations	$19,960	$69	$—	$20,029
State and municipal obligations	39,155	10	(856)	38,309
Corporate debt securities	77,057	85	(6,001)	71,141
Other investments	8,778	—	(228)	8,550
Total investment securities	144,950	164	(7,085)	138,029
Mortgage-backed securities:
FHLMC	144,016	195	(2,457)	141,754
FNMA	217,445	2,175	(2,524)	217,096
GNMA	92,475	119	(364)	92,230
SBA	8,947	28	—	8,975
Total mortgage-backed securities	462,883	2,517	(5,345)	460,055
Total held-to-maturity	$607,833	$2,681	$(12,430)	$598,084
Total securities	$620,375	$2,681	$(12,748)	$610,308

(continued)

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$29,906	$23	$(27)	$29,902
Held-to-maturity:
Investment securities:
U.S. agency obligations	$55,178	$87	$(59)	$55,206
State and municipal obligations	13,311	18	(3)	13,326
Corporate debt securities	56,000	—	(8,527)	47,473
Total investment securities	124,489	105	(8,589)	116,005
Mortgage-backed securities:
FHLMC	120,116	364	(1,489)	118,991
FNMA	160,254	3,039	(1,123)	162,170
GNMA	502	95	—	597
Total mortgage-backed securities	280,872	3,498	(2,612)	281,758
Total held-to-maturity	$405,361	$3,603	$(11,201)	$397,763
Total securities	$435,267	$3,626	$(11,228)	$427,665

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Amortized cost	$607,833	$405,361
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of unrealized loss on securities reclassified to held-to-maturity	4,205	2,799
Carrying value	$598,691	$394,813
Realized gains on the sale of securities were $75,000, $0, and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. There was a realized loss of $87,000 during 2016. There were no realized losses during 2015 and 2014 on the sale of securities.
The amortized cost and estimated fair value of investment securities at December 31, 2016 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2016, corporate debt securities with an amortized cost and estimated fair value of $60.5 million and $54.6 million, respectively, were callable prior to the maturity date.

December 31, 2016	Amortized Cost	Estimated Fair Value
Less than one year	$10,419	$10,423
Due after one year through five years	60,974	60,400
Due after five years through ten years	20,379	19,829
Due after ten years	56,942	51,051
	$148,714	$141,703
Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table above. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $506.0 million and $317.9 million, at December 31, 2016 and 2015, respectively. The estimated fair value of securities pledged as collateral for reverse repurchase agreements amounted to $67.5 million and $83.2 million, at December 31, 2016 and 2015, respectively.
The estimated fair value and unrealized loss for securities available-for-sale and held-to-maturity at December 31, 2016 and December 31, 2015, segregated by the duration of the unrealized loss, are as follows (in thousands):

	As of December 31, 2016
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. government & agency obligations	$12,224	$(318)	$—	$—	$12,224	$(318)
Held-to-maturity:
Investment securities:
State and municipal obligations	32,995	(856)	—	—	32,995	(856)
Corporate debt securities	12,450	(120)	49,119	(5,881)	61,569	(6,001)
Other investments	8,551	(228)	—	—	8,551	(228)
Total investment securities	53,996	(1,204)	49,119	(5,881)	103,115	(7,085)
Mortgage-backed securities:
FHLMC	102,461	(1,665)	26,898	(792)	129,359	(2,457)
FNMA	124,403	(2,185)	8,925	(339)	133,328	(2,524)
GNMA	79,116	(364)	—	—	79,116	(364)
Total mortgage backed securities	305,980	(4,214)	35,823	(1,131)	341,803	(5,345)
Total held-to- maturity	359,976	(5,418)	84,942	(7,012)	444,918	(12,430)
Total securities	$372,200	$(5,736)	$84,942	$(7,012)	$457,142	$(12,748)

(continued)

	As of December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$14,937	$(27)	$—	$—	$14,937	$(27)
Held-to-maturity:
Investment securities:
U.S. agency obligations	30,175	(43)	5,023	(16)	35,198	(59)
State and municipal obligations	2,857	(2)	639	(1)	3,496	(3)
Corporate debt securities	—	—	46,473	(8,527)	46,473	(8,527)
Total investment securities	33,032	(45)	52,135	(8,544)	85,167	(8,589)
Mortgage-backed securities:
FHLMC	35,816	(200)	53,604	(1,289)	89,420	(1,489)
FNMA	44,004	(434)	23,318	(689)	67,322	(1,123)
Total mortgage-backed securities	79,820	(634)	76,922	(1,978)	156,742	(2,612)
Total held-to-maturity	112,852	(679)	129,057	(10,522)	241,909	(11,201)
Total securities	$127,789	$(706)	$129,057	$(10,522)	$256,846	$(11,228)

At December 31, 2016, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

	As of December 31, 2016
Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
BankAmerica Capital	$15,000	$13,525	Ba1/BB+
Chase Capital	10,000	9,050	Baa2/BBB-
Wells Fargo Capital	5,000	4,488	A1/BBB+
Huntington Capital	5,000	4,150	Baa2/BB
Keycorp Capital	5,000	4,400	Baa2/BB+
PNC Capital	5,000	4,600	Baa1/BBB-
State Street Capital	5,000	4,600	A3/BBB
SunTrust Capital	5,000	4,306	Not Rated/BB+
	$55,000	$49,119
At December 31, 2016, the estimated fair value of each of the above corporate debt securities was below cost. However, the total estimated fair value of the corporate debt securities has steadily increased over the past several years. These corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A1 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required credit spread increased for these types of securities causing a decline in the market price. The Company concluded that unrealized losses on corporate debt securities were only temporarily impaired at December 31, 2016. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions were also considered well-capitalized. Credit spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. Historically, the Company has not utilized security sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the FHLMC, FNMA , GNMA, or SBA corporations which are chartered by the United States government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive or negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at December 31, 2016.
Note 5: Loans Receivable, Net
A summary of loans receivable at December 31, 2016 and 2015 follows (in thousands):

	December 31,
	2016	2015
Commercial:
Commercial and industrial	$152,569	$144,538
Commercial real estate - owner occupied	534,214	307,509
Commercial real estate - investor	1,132,075	510,725
Total commercial	1,818,858	962,772
Consumer:
Residential mortgage	1,647,154	791,249
Residential construction	65,319	50,757
Home equity loans and lines	288,991	192,368
Other consumer	1,564	792
Total consumer	2,003,028	1,035,166
	3,821,886	1,997,938
Purchased credit impaired ("PCI") loans	7,575	461
Total loans	3,829,461	1,998,399
Loans in Process	(14,249)	(14,206)
Deferred origination costs, net	3,414	3,232
Allowance for loan losses	(15,183)	(16,722)
Loans receivable, net	$3,803,443	$1,970,703
The Bank’s eligible mortgage loans are pledged to secure FHLB advances.
At December 31, 2016, 2015 and 2014, loans in the amount of $13.6 million, $18.3 million, and $18.3 million, respectively, were three or more months delinquent or in the process of foreclosure. The Company was not accruing interest income on these loans and has reversed previously accrued interest. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $3.7 million at December 31, 2016. The amount of foreclosed residential real estate property held by the Company was $1.7 million at December 31, 2016.
The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial and industrial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2016, the impaired loan portfolio totaled $31.0 million, for which there was a specific allocation in the allowance for loan losses of $510,000. At December 31, 2015, the impaired loan portfolio totaled $38.4 million, for which there was a specific allocation in the allowance for loan losses of $1.3 million. The average balance of impaired loans for the years ended December 31, 2016, 2015 and 2014 was $38.4 million, $41.5 million, and $41.0 million, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $391,000, $848,000, and $1.6 million of interest income for the years ended December 31, 2016, 2015 and 2014, respectively, would have been recorded.

At December 31, 2016, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.
An analysis of the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$16,722	$16,317	$20,930
Provision charged to operations	2,623	1,275	2,630
Charge-offs	(4,490)	(1,135)	(7,827)
Recoveries	328	265	584
Balance at end of year	$15,183	$16,722	$16,317

The following table presents an analysis of the allowance for loan losses for the years ended December 31, 2016 and 2015, the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015 excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the year ended December 31, 2016
Allowance for loan losses:
Balance at beginning of year	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Provision (benefit) charged to operations	(3,858)	2,210	3,200	310	563	198	2,623
Charge-offs	(558)	(1,509)	(1,890)	(349)	(184)	—	(4,490)
Recoveries	71	6	178	54	19	—	328
Balance at end of year	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
For the year ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$4,291	$3,627	$5,308	$1,146	$863	$1,082	$16,317
Provision (benefit) charged to operations	2,465	(1,335)	(361)	529	826	(849)	1,275
Charge-offs	(295)	—	(103)	(678)	(59)	—	(1,135)
Recoveries	129	—	29	98	9	—	265
Balance at end of year	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$266	$—	$119	$125	$—	$—	$510
Collectively evaluated for impairment	1,979	2,999	6,242	985	2,037	431	14,673
Total ending allowance balance	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Loans:
Loans individually evaluated for impairment	$13,306	$11,123	$3,789	$2,556	$268	$—	$31,042
Loans collectively evaluated for impairment	1,699,167	523,091	1,128,286	287,999	152,301	—	3,790,844
Total ending loan balance	$1,712,473	$534,214	$1,132,075	$290,555	$152,569	$—	$3,821,886
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$31	$544	$287	$43	$434	$—	$1,339
Collectively evaluated for impairment	6,559	1,748	4,586	1,052	1,205	233	15,383
Total ending allowance balance	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Loans:
Loans individually evaluated for impairment	$13,165	$18,964	$2,686	$2,307	$1,250	$—	$38,372
Loans collectively evaluated for impairment	828,841	288,545	508,039	190,853	143,288	—	1,959,566
Total ending loan balance	$842,006	$307,509	$510,725	$193,160	$144,538	$—	$1,997,938

A summary of impaired loans at December 31, 2016 and 2015 is as follows, excluding PCI loans (in thousands):

	December 31,
	2016	2015
Impaired loans with no allocated allowance for loan losses	$25,228	$35,177
Impaired loans with allocated allowance for loan losses	5,814	3,195
	$31,042	$38,372
Amount of the allowance for loan losses allocated	$510	$1,339
At December 31, 2016, impaired loans include troubled debt restructuring loans of $30.5 million, of which $27.0 million were performing in accordance with their restructured terms and were accruing interest. At December 31, 2015 impaired loans include troubled debt restructuring loans of $31.3 million, of which $26.3 million were performing in accordance with their restructured terms and were accruing interest.
The summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2016
With no related allowance recorded:
Residential real estate	$9,848	$9,694	$—
Commercial real estate - owner occupied	11,886	11,123	—
Commercial real estate - investor	2,239	1,897	—
Consumer	2,559	2,246	—
Commercial and industrial	300	268	—
	$26,832	$25,228	$—
With an allowance recorded:
Residential real estate	$3,998	$3,612	$266
Commercial real estate - owner occupied	—	—	—
Commercial real estate - investor	2,011	1,892	119
Consumer	581	310	125
Commercial and industrial	—	—	—
	$6,590	$5,814	$510

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of December 31, 2015
With no related allowance recorded:
Residential real estate	$13,431	$13,056	$—
Commercial real estate - owner occupied	18,742	18,688	—
Commercial real estate - investor	498	466	—
Consumer	2,577	2,264	—
Commercial and industrial	703	703	—
	$35,951	$35,177	$—
With an allowance recorded:
Residential real estate	$109	$109	$31
Commercial real estate - owner occupied	276	276	544
Commercial real estate - investor	2,171	2,220	287
Consumer	81	43	43
Commercial and industrial	547	547	434
	$3,184	$3,195	$1,339

(continued)

	For the years ended December 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$14,497	$394	$12,844	$585
Commercial real estate - owner occupied	18,095	467	15,931	451
Commercial real estate - investor	535	98	397	11
Consumer	2,549	122	2,183	123
Commercial and industrial	411	13	705	8
	$36,087	$1,094	$32,060	$1,178
With an allowance recorded:
Residential real estate	$786	$163	$110	$3
Commercial real estate	466	—	990	1
Commercial real estate - investor	1,027	79	7,966	9
Consumer	67	29	42	2
Commercial and industrial	—	—	365	2
	$2,346	$271	$9,473	$17
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2016 and 2015, excluding PCI loans (in thousands):

	December 31,
	2016	2015
Residential real estate	$8,126	$5,779
Commercial real estate - owner occupied	2,414	7,684
Commercial real estate - investor	521	3,112
Consumer	2,064	1,576
Commercial and industrial	441	123
	$13,566	$18,274
The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2016
Residential real estate	$9,532	$3,038	$7,159	$19,729	$1,692,744	$1,712,473
Commercial real estate - owner occupied	3,962	1,032	890	5,884	528,330	534,214
Commercial real estate - investor	—	—	521	521	1,131,554	1,132,075
Consumer	1,519	436	1,963	3,918	286,637	290,555
Commercial and industrial	5,548	181	384	6,113	146,456	152,569
	$20,561	$4,687	$10,917	$36,165	$3,785,721	$3,821,886
December 31, 2015
Residential real estate	$4,075	$2,716	$3,168	$9,959	$832,047	$842,006
Commercial real estate - owner occupied	80	—	7,684	7,764	299,745	307,509
Commercial real estate - investor	217	1,208	2,649	4,074	506,651	510,725
Consumer	1,661	115	1,248	3,024	190,136	193,160
Commercial and industrial	8	—	360	368	144,170	144,538
	$6,041	$4,039	$15,109	$25,189	$1,972,749	$1,997,938

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

Pass: Loans classified as Pass are well protected by the paying capacity and net worth of the borrower.
Special Mention: Loans classified as Special Mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.
Substandard: Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful: Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows, excluding PCI loans (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial real estate - owner occupied	$501,652	$7,680	$24,882	$—	$534,214
Commercial real estate - investor	1,106,747	713	24,615	—	1,132,075
Commercial and industrial	150,474	757	1,338	—	152,569
	$1,758,873	$9,150	$50,835	$—	$1,818,858
December 31, 2015
Commercial real estate - owner occupied	$288,701	$1,803	$17,005	$—	$307,509
Commercial real estate - investor	494,664	10,267	5,794	—	510,725
Commercial and industrial	142,387	787	1,364	—	144,538
	$925,752	$12,857	$24,163	$—	$962,772
For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2016 and 2015, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
December 31, 2016
Performing	$1,704,347	$288,491
Non-performing	8,126	2,064
	$1,712,473	$290,555
December 31, 2015
Performing	$836,227	$191,584
Non-performing	5,779	1,576
	$842,006	$193,160
The Company classifies certain loans as troubled debt restructurings ("TDR") when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at December 31, 2016, 2015 and 2014 were $3.5 million, $4.9 million, and $2.0 million, respectively, of troubled debt restructurings. At December 31, 2016, 2015 and 2014, the Company has allocated $510,000, $262,000, and $419,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at December 31, 2016, 2015 and 2014 which totaled $27.0 million, $26.3 million, and $21.5 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.
The following table presents information about troubled debt restructurings which occurred during the years ended December 31, 2016 and 2015, and troubled debt restructurings modified within the previous year and which defaulted during the years ended December 31, 2016 and 2015 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2016
Residential real estate	7	$1,574	$1,523
Commercial real estate - investor	1	1,592	1,592
Consumer	8	852	846
	Number of Loans	Recorded Investment
Which Subsequently Defaulted:	None	None
	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Year ended December 31, 2015
Residential real estate	5	$2,029	$1,966
Commercial real estate - investor	4	6,095	6,007
Consumer	9	599	547
	Number of Loans	Recorded Investment
Which Subsequently Defaulted:	None	None
As part of the Ocean Shore, Cape, and Colonial American acquisitions, PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Ocean Shore at December 1, 2016, Cape at May 2, 2016, and Colonial American at July 31, 2015 (in thousands):

	Ocean Shore	Cape	Colonial American
	December 1, 2016	May 2, 2016	July 31, 2015
Contractually required principal and interest	$7,385	$21,345	$3,263
Contractual cash flows not expected to be collected (non-accretable discount)	(4,666)	(12,387)	(1,854)
Expected cash flows to be collected at acquisition	2,719	8,958	1,409
Interest component of expected cash flows (accretable yield)	(401)	(576)	(109)
Fair value of acquired loans	$2,318	$8,382	$1,300

The following table summarizes the changes in accretable yield for PCI loans during the years ended December 31, 2016 and 2015 (in thousands):

	For the years ended December 31,
	2016	2015
Beginning balance	$75	$—
Acquisition	977	91
Accretion	(459)	(16)
Reclassification from non-accretable difference	156	—
Ending balance	$749	$75

Note 6: Interest and Dividends Receivable
A summary of interest and dividends receivable at December 31, 2016 and 2015 follows (in thousands):

	December 31,
	2016	2015
Loans	$10,499	$4,844
Investment securities	582	442
Mortgage-backed securities	908	574
	$11,989	$5,860
Note 7: Premises and Equipment, Net
Premises and equipment at December 31, 2016 and 2015 are summarized as follows (in thousands):

	December 31,
	2016	2015
Land	$19,080	$5,124
Buildings and improvements	63,955	29,241
Leasehold improvements	6,598	6,338
Furniture and equipment	33,375	27,770
Automobiles	824	628
Construction in progress	2,416	430
Total	126,248	69,531
Accumulated depreciation and amortization	(54,863)	(41,112)
	$71,385	$28,419

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 amounted to $4.8 million, $3.3 million and $2.9 million, respectively.

Note 8: Deposits
Deposits, including accrued interest payable of $31,000 at both December 31, 2016 and 2015, are summarized as follows (in thousands):

	December 31,
	2016		2015
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$782,504	—%	$337,143	—%
Interest-bearing checking accounts	1,626,713	0.19%	859,927	0.12%
Money market deposit accounts	458,911	0.30%	153,196	0.23%
Savings accounts	672,519	0.08%	310,989	0.03%
Time deposits	647,103	1.14%	255,423	1.39%
Total deposits	$4,187,750	0.30%	$1,916,678	0.26%
Included in time deposits at December 31, 2016 and 2015, respectively, is $269.0 million and $119.6 million in deposits of $100,000 and over.

Time deposits at December 31, 2016 mature as follows (in thousands):

Year Ended December 31,
2017	$374,455
2018	108,320
2019	73,428
2020	45,029
2021	40,719
Thereafter	5,152
$647,103
Interest expense on deposits for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest-bearing checking accounts	$2,114	$952	$925
Money market deposit accounts	858	187	92
Savings accounts	191	102	112
Time deposits	4,354	3,060	2,974
	$7,517	$4,301	$4,103
Note 9: Borrowed Funds
Borrowed funds are summarized as follows (in thousands):

	December 31,
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Home Loan Bank advances	$250,498	1.75%	$324,385	1.41%
Securities sold under agreements to repurchase	69,935	0.13	75,872	0.14
Other borrowings	56,559	4.21	22,500	2.00
	$376,992	1.81%	$422,757	1.21%
Information concerning FHLB advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2016	2015	2016	2015
Average balance	$266,981	$253,843	$75,227	$73,029
Maximum amount outstanding at any month end	252,229	352,624	81,738	77,803
Average interest rate for the year	1.67%	1.52%	0.14%	0.14%
Amortized cost of collateral:
Mortgage-backed securities	—	—	$67,224	$79,483
Estimated fair value of collateral:
Mortgage-backed securities	—	—	67,452	83,233
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
FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2016 as follows (in thousands):

	FHLB Advances	Reverse Repurchase Agreements
Year Ended December 31,
2017	$1,922	$69,935
2018	66,958	—
2019	81,618	—
2020	75,000	—
2021	25,000	—
	$250,498	$69,935
During September 2016, the Company issued $35.0 million of subordinated notes, which carry a fixed rate of 5.125% for the first five years and a floating rate of 392 basis points over 3-month LIBOR for the subsequent five years. Accrued interest is payable semi-annually and principal is due at maturity on September 30, 2026. During 2007, the Company issued $10.0 million of trust preferred securities which carry a floating rate of 175 basis points over 3-month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date of September 1, 2037. During 2006, the Company issued $12.5 million of trust preferred securities. The trust preferred securities carry a floating rate of 166 basis points over 3-month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date in 2036.
Interest expense on borrowings for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal Home Loan Bank advances	$4,471	$3,850	$2,515
Securities sold under agreements to repurchase	102	103	78
Other borrowings	1,073	780	809
	$5,646	$4,733	$3,402
All FHLB advances are secured by the Bank’s mortgage loans and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

Note 10: Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$6,259	$8,378	$9,525
State	96	1,064	1,004
Total current	6,355	9,442	10,529
Deferred:
Federal	5,798	1,349	9
State	—	92	73
Total deferred	5,798	1,441	82
	$12,153	$10,883	$10,611
Included in other comprehensive income is income tax expense (benefit) attributable to net unrealized gains (losses) on securities available-for-sale arising during the year in the amount of $423,000, $600,000, and $(338,000) for the years ended December 31, 2016, 2015 and 2014, respectively. Included in stockholders’ equity is income tax benefit (expense) attributable to stock plans in the amount of $62,000, $32,000, and $51,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income before provision for income taxes	$35,199	$31,205	$30,531
Applicable statutory Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$12,320	$10,922	$10,686
Increase (decrease) in Federal income tax expense resulting from:
Tax exempt interest	(390)	(291)	(109)
ESOP fair market value adjustment	131	111	99
ESOP dividends	(223)	(234)	(229)
Earnings on BOLI	(781)	(525)	(517)
Merger related expenses	1,005	132	—
State income taxes net of Federal benefit	62	751	695
Other items, net	29	17	(14)
	$12,153	$10,883	$10,611

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented in the following table (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$6,269	$6,847
Reserve for repurchased loans	346	403
Reserve for uncollected interest	70	382
Incentive compensation	1,695	1,245
Deferred compensation	1,549	644
Other reserves	375	95
Stock plans	2,151	1,894
ESOP	224	198
Fair value adjustments related to acquisition	16,905	508
Net operating loss carryforward related to acquisition	5,829	2,177
Other real estate owned	26	128
Unrealized loss on securities	5,118	4,311
Federal alternative minimum tax	1,060	—
State alternative minimum tax	1,160	1,160
Total gross deferred tax assets	42,777	19,992
Deferred tax liabilities:
Excess servicing on sale of mortgage loans	(76)	(99)
Investments, discount accretion	(434)	(444)
Deferred loan and commitment costs, net	(1,261)	(1,224)
Premises and equipment, differences in depreciation	(52)	(237)
Undistributed REIT income	(2,167)	(1,181)
Total gross deferred tax liabilities	(3,990)	(3,185)
Net deferred tax assets	$38,787	$16,807
The 2016 deferred tax expense does not equal the change in net deferred tax assets as a result of deferred taxes recorded in connection with the Cape and Ocean Shore acquisitions of $26.6 million.
The Company has Federal Net Operating Losses from the acquisitions of Colonial and Cape. As of December 31, 2016 and 2015, the net operating losses from Colonial were $5.9 million and $6.2 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 in the amount of approximately $330,000 and will expire between 2029 and 2034. As of December 31, 2016, the net operating losses from Cape were $10.8 million. These net operating losses are subject to annual limitation under Code Section 382 of approximately $4.5 million, and will expire between 2020-2023.
As of December 31, 2016 and 2015, the Company had $1.8 million of New Jersey AMA Tax Credits. These credits do not expire. As of December 31, 2016, the Company had $1.0 million of AMT Tax Credits that were part of the Cape acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire.
At December 31, 2016, 2015 and 2014, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2016 includes approximately $10.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2016, the Company had an unrecognized deferred tax liability of $4.4 million with respect to this reserve.

There were no unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014. The tax years that remain subject to examination by the Federal government include the year ended December 31, 2013 and forward. The tax years that remain subject to examination by the States of New Jersey and New York include the years ended December 31, 2012 and forward.
Note 11: Employee Stock Ownership Plan
As part of its mutual to stock conversion, the Bank established an Employee Stock Ownership Plan and in 2006 the Bank established a Matching Contribution Employee Stock Ownership Plan (collectively the “ESOP”) to provide retirement benefits for eligible employees. Effective December 31, 2015, the Matching Contribution Employee Stock Ownership Plan was terminated and merged into the Employee Stock Ownership Plan. All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1000 hours. ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely if service was terminated due to death, retirement, disability or change in control of the Company. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death except that a participant may elect to have dividends distributed as a cash payment on a quarterly basis.
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
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2016 and 2015, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $507,000 and $510,000, respectively. During 2016 and 2015, $194,000 and $204,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2016 and 2015, the loan had an outstanding balance of $3.3 million and $3.5 million, respectively, and the ESOP had unallocated shares of 327,362 and 360,995, respectively. At December 31, 2016, the unallocated shares had a fair value of $9.8 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the years ended December 31, 2016, 2015 and 2014, the Bank recorded compensation expense related to the ESOP of $657,000, $603,000, and $570,000, respectively, including $373,000, $318,000, and $284,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2016, 2,285,891 shares had been allocated to participants and 33,634 shares were committed to be released.
Note 12: Incentive Plan
On April 20, 2006, the OceanFirst Financial Corp. 2006 Stock Incentive Plan, which authorizes the granting of stock options or awards of common stock, was approved by stockholders. On May 5, 2011, the OceanFirst Financial Corp. 2011 Stock Incentive Plan, which also authorizes the granting of stock options or awards of common stock, was approved by stockholders. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors (“Outside Directors”) with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.
Under the 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 2,400,000 shares subject to option or, in lieu of options, up to 960,000 shares in the form of stock awards. At December 31, 2016, 653,815 options or 261,526 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company is authorized to issue up to an additional 1,000,000 shares subject to options, or in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2016, no options or awards remain to be issued.
As part of the Colonial American acquisition, 370,000 options were granted in 2015 for the conversion of Colonial American outstanding options. These options had a weighted average exercise price of $26.11 and were fully vested upon acquisition. As part of the Cape acquisition, 599,373 options were granted in 2016 for the conversion of outstanding Cape options. These options had a weighted average exercise price of $10.34 per option and were fully vested upon acquisition. As part of the Ocean Shore acquisition, 287,595 options were granted in 2016 for the conversion of outstanding Ocean Shore options. These options had a weighted average exercise price of $9.37 per option and were fully vested upon acquisition. The Company will not recognize compensation expense in the future on these options as they have been accounted for as part of the acquisition.
All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares to satisfy stock option exercises.
The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $829,000, $783,000, and $657,000, of expense for stock option grants for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the Company had $1.9 million in compensation cost related to non-vested awards not yet recognized. This cost will be recognized over the remaining vesting period of 3.1 years.
The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.69%	1.72%	2.29%
Expected option life	7 years	7 years	7 years
Expected volatility	21%	28%	29%
Expected dividend yield	3.01%	2.99%	2.71%

Weighted average fair value of an option share granted during the year	$2.64	$3.58	$4.17
Intrinsic value of options exercised during the year (in thousands)	3,412	136	131
The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.
A summary of option activity for the years ended December 31, 2016, 2015 and 2014 follows:

	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,281,931	$17.62	1,751,270	$15.94	1,740,580	$16.47
Granted	317,460	17.27	238,305	17.39	280,375	17.72
Assumed in acquisition	886,968	10.30	370,000	26.11	—	—
Exercised	(375,576)	13.20	(29,480)	13.43	(27,634)	12.66
Forfeited	(11,625)	16.37	(8,900)	14.56	(7,751)	13.30
Expired	(340,325)	25.02	(39,264)	25.31	(234,300)	22.44
Outstanding at end of year	2,758,833	$14.94	2,281,931	$17.62	1,751,270	$15.94
Options exercisable	1,912,630		1,497,960		1,003,075

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 8.44 to 9.98	453,681	3.4 years	$9.20	453,681	3.4 years	$9.20
10.00 to 12.28	362,835	4.0	10.84	361,861	4.0	10.84
12.40 to 14.62	732,125	5.3	14.02	576,275	5.1	13.98
16.06 to 18.45	975,482	7.3	17.35	298,353	4.6	17.23
20.25 to 22.17	89,710	0.1	21.69	89,710	0.1	21.69
27.34	145,000	5.3	27.34	132,750	5.0	27.34
	2,758,833	5.3 years	$14.94	1,912,630	4.2 years	$14.05
The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2016 is $41.6 million and $30.6 million, respectively.
A summary of the granted but unvested stock award activity for the years ended December 31, 2016, 2015 and 2014 follows:

	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	126,960	$16.90	81,775	$15.85	59,962	$13.84
Granted	66,770	17.66	70,890	17.39	40,380	17.70
Vested	(33,651)	16.31	(23,587)	14.86	(16,438)	13.31
Forfeited	(3,134)	16.54	(2,118)	15.16	(2,129)	14.18
Outstanding at end of year	156,945	$17.25	126,960	$16.90	81,775	$15.85
Note 13: Commitments, Contingencies and Concentrations of Credit Risk
The Company, in the normal course of business, is party to financial instruments and commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit.
At December 31, 2016, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2016
Unused consumer and construction loan lines of credit (primarily floating-rate)	$197,784
Unused commercial loan lines of credit (primarily floating-rate)	297,813
Other commitments to extend credit:
Fixed-Rate	101,749
Adjustable-Rate	7,776
Floating-Rate	22,161
The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 3.00% to 5.54% at December 31, 2016.
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

At December 31, 2016, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $3.1 million, $2.3 million, and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The projected minimum rental commitments as of December 31, 2016 are as follows (in thousands):

Year Ended December 31,
2017	$2,423
2018	2,293
2019	2,099
2020	2,087
2021	1,932
Thereafter	9,410
$20,244
The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located in Central and Southern New Jersey. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial mortgage loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.
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
Note 14: Earnings Per Share
The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
Weighted average shares outstanding	23,481	17,037	17,197
Less: Unallocated ESOP shares	(344)	(378)	(412)
Unallocated Incentive award shares and shares held by deferred compensation plan	(44)	(59)	(98)
Average basic shares outstanding	23,093	16,600	16,687
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	433	211	110
Average diluted shares outstanding	23,526	16,811	16,797
For the years ended December 31, 2016, 2015 and 2014, 882,000, 926,000, and 767,000, respectively, of antidilutive stock options were excluded from earnings per share calculations.
Note 15: Fair Value Measurements
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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the years ended December 31, 2016, 2015 and 2014. The fair value hierarchy is as follows:
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
Securities Available-for-Sale
Securities classified as available-for-sale are reported at fair value. Fair value for these securities, all of which are U. S. agency obligations, is determined using a quoted price in an active market or exchange (Level 1) or estimated by using inputs other than quoted prices that are based on market observable information (Level 2). Level 2 securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.

Other Real Estate Owned and Impaired Loans
Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs of 15%. Fair value is based on independent appraisals.
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
December 31, 2016	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$12,224	$—	$12,224	$—
Items measured on a non-recurring basis:
Other real estate owned	9,803	—	—	9,803
Loans measured for impairment based on the fair value of the underlying collateral	2,419	—	—	2,419

		Fair Value Measurements at Reporting Date Using:
December 31, 2015	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$29,902	$—	$29,902	$—
Items measured on a non-recurring basis:
Other real estate owned	8,827	—	—	8,827
Loans measured for impairment based on the fair value of the underlying collateral	4,344	—	—	4,344

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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2016 and December 31, 2015 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
December 31, 2016	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$301,373	$301,373	$—	$—
Securities held-to-maturity	598,691	8,550	586,504	3,030
Federal Home Loan Bank of New York stock	19,313	—	—	19,313
Loans receivable and mortgage loans held-for-sale	3,804,994	—	—	3,834,677
Financial Liabilities:
Deposits other than time deposits	3,540,647	—	3,540,647	—
Time deposits	647,103	—	644,354	—
Securities sold under agreements to repurchase with retail customers	69,935	69,935	—	—
Federal Home Loan Bank advances and other borrowings	307,057	—	304,901	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2015	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$43,946	$43,946	$—	$—
Securities held-to-maturity	394,813	—	397,763	—
Federal Home Loan Bank of New York stock	19,978	—	—	19,978
Loans receivable and mortgage loans held-for-sale	1,973,400	—	—	1,986,891
Financial Liabilities:
Deposits other than time deposits	1,661,255	—	1,661,255	—
Time deposits	255,423	—	255,564	—
Securities sold under agreements to repurchase with retail customers	75,872	75,872	—	—
Federal Home Loan Bank advances and other borrowings	346,885	—	346,118	—
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

Note 16: Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2016 and 2015 and condensed statements of operations and cash flows for the years ended December 31, 2016, 2015 and 2014 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiary, the Bank, using the equity method of accounting.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
(in thousands)

	December 31,
	2016	2015
Assets:
Cash and due from banks	$9,100	$7
Advances to subsidiary Bank	12,358	16,196
Investment securities	1,000	1,000
ESOP loan receivable	3,285	3,503
Investment in subsidiary Bank	602,274	239,486
Other assets	3,657	866
Total assets	$631,674	$261,058
Liabilities and Stockholders’ Equity:
Borrowings	$56,398	$22,500
Other liabilities	3,238	112
Stockholders' equity	572,038	238,446
Total liabilities and stockholders’ equity	$631,674	$261,058

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Dividend income – subsidiary Bank	$4,000	$16,000	$16,000
Interest and dividend income – investment securities	62	3	279
Net gain on sales of investment securities available-for-sale	—	—	1,031
Interest income – advances to subsidiary Bank	118	51	44
Interest income – ESOP loan receivable	322	306	322
Total income	4,502	16,360	17,676
Interest expense – borrowings	1,049	736	767
Operating expenses	1,697	1,452	1,365
Income before income taxes and undistributed earnings of subsidiary Bank	1,756	14,172	15,544
Benefit for income taxes	780	634	229
Income before undistributed earnings of subsidiary Bank	2,536	14,806	15,773
Undistributed earnings of subsidiary Bank	20,510	5,516	4,147
Net Income	$23,046	$20,322	$19,920

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$23,046	$20,322	$19,920
Decrease (increase) in advances to subsidiary Bank	3,838	6,580	(6,023)
Undistributed earnings of subsidiary Bank	(20,510)	(5,516)	(4,147)
Net (gain) on sales of investment securities available for sale	—	—	(1,031)
Change in other assets and other liabilities	(1,619)	(707)	373
Net cash provided by operating activities	4,755	20,679	9,092
Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	—	—	8,439
Purchase of investment securities	—	(1,000)	(651)
Repayments on ESOP loan receivable	218	204	190
Cash consideration for acquisition, net of cash received	(19,274)	(127)	—
Net cash (used in) provided by investing activities	(19,056)	(923)	7,978
Cash flows from financing activities:
Net proceeds from issuance of subordinated notes	33,899	—	—
Repayment of borrowings	—	(5,000)	—
Dividends paid	(12,616)	(8,693)	(8,241)
Purchase of treasury stock	(1,878)	(6,459)	(9,178)
Exercise of stock options	3,989	396	349
Net cash provided by (used in) financing activities	23,394	(19,756)	(17,070)
Net increase in cash and due from banks	9,093	—	—
Cash and due from banks at beginning of year	7	7	7
Cash and due from banks at end of year	$9,100	$7	$7

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)
(Unaudited)

	Quarters ended
	Dec. 31	Sept. 30	June 30	March 31
2016
Interest income	$39,904	$37,307	$33,141	$23,073
Interest expense	4,150	3,372	3,127	2,514
Net interest income	35,754	33,935	30,014	20,559
Provision for loans losses	510	888	662	563
Net interest income after provision for loan losses	35,244	33,047	29,352	19,996
Other income	6,257	5,896	4,883	3,376
Operating expenses (excluding merger related expenses)	25,833	23,715	21,457	15,313
Merger related expenses	6,632	1,311	7,189	1,402
Income before provision for income taxes	9,036	13,917	5,589	6,657
Provision for income taxes	2,984	4,789	1,928	2,452
Net income	$6,052	$9,128	$3,661	$4,205
Basic earnings per share	$0.22	$0.36	$0.16	$0.25
Diluted earnings per share	$0.22	$0.35	$0.16	$0.25

	Dec. 31	Sept. 30	June 30	March 31
2015
Interest income	$23,149	$21,970	$20,576	$20,168
Interest expense	2,461	2,395	2,143	2,035
Net interest income	20,688	19,575	18,433	18,133
Provision for loans losses	300	300	300	375
Net interest income after provision for loan losses	20,388	19,275	18,133	17,758
Other income	4,118	4,152	4,171	3,985
Operating expenses (excluding merger related expenses)	15,885	15,117	14,208	13,687
Merger related expenses	614	1,030	184	50
Income before provision for income taxes	8,007	7,280	7,912	8,006
Provision for income taxes	2,777	2,582	2,779	2,745
Net income	$5,230	$4,698	$5,133	$5,261
Basic earnings per share	$0.31	$0.28	$0.31	$0.32
Diluted earnings per share	$0.31	$0.28	$0.31	$0.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

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
There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, the Company maintained effective internal control over financial reporting based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 50.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2017 under the captions “Corporate Governance”, “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2017 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2017 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2016 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,758,833	$14.94	653,815
Equity compensation plans not approved by stockholders	—	—	—
Total	2,758,833	14.94	653,815

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2017 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on June 2, 2017 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements
The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.2	Bylaws of OceanFirst Financial Corp. (20)
4.0	Stock Certificate of OceanFirst Financial Corp. (1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (2)
10.1(b)	Amended Employee Stock Ownership Plan (10)
10.1(c)	Form of Matching Contribution Employee Stock Ownership Plan (10)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (11)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (11)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (11)
10.8	Amended and Restated OceanFirst Financial Corp. 1997 Incentive Plan (3)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (4)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (6)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (7)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (8)
10.20	2006 Stock Incentive Plan (9)
10.21	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Michael J. Fitzpatrick. (10)
10.21(a)	Amendment to form of Employment Agreement between OceanFirst Financial Corp and certain executive officers, including Michael J. Fitzpatrick. (15)
10.22	Form of Employment Agreement between OceanFirst Bank and certain executive officers, including Michael J. Fitzpatrick. (10)

10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Steven J. Tsimbinos (10)
10.23(a)	Amendment to form of Change in Control Agreement between OceanFirst Financial Corp. and certain executive officers, including Steven J. Tsimbinos (15)
10.24	Form of Change in Control Agreement between OceanFirst Bank and certain executive officers, including Steven J. Tsimbinos (10)
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options (13)
10.26	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Awards (13)
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement (13)
10.28	2011 Stock Incentive Plan (14)
10.29	2011 Cash Incentive Compensation Plan (14)
10.30	Amended and restated Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated April 23, 2014 (16)
10.30A	Amendment No. 1 dated August 5, 2015 to the Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Financial Corp. dated April 23, 2014 (21)
10.31	Amended and restated Employment Agreement between Christopher D. Maher and OceanFirst Bank dated April 23, 2014 (16)
10.31A	Amendment No. 1 dated August 5, 2015 to the Amended and Restated Employment Agreement between Christopher D. Maher and OceanFirst Bank dated April 23, 2014 (21)
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013 (17)
10.33	Letter Agreement between Craig C. Spengemen and OceanFirst Bank (18)
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards (13)
10.35	Form of Employment Agreement between OceanFirst Bank, OceanFirst Financial Corp., and certain executive officers, including Joseph R. Iantosca and Joseph J. Lebel (21)
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (5)
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.

(2)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.

(3)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 19, 1998.

(4)	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.

(5)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.

(6)	Incorporated by reference from Exhibit to Form 10-K filed on March 15, 2005.

(7)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.

(8)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.

(9)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 14, 2006.

(10)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.

(11)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.

(12)	Incorporated by reference from Exhibit to Form 8-K filed January 20, 2009.

(13)	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.

(14)	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.

(15)	Incorporated herein by reference from Exhibit to Form 8-K filed on July 21, 2011.

(16)	Incorporated herein by reference from Exhibit to Form 8-K filed April 25, 2014.

(17)	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.

(18)	Incorporated herein by reference from Exhibit to Form 8-K filed December 5, 2013.

(19)	Incorporated herein by reference from Exhibit to Form 8-K filed on January 17, 2014.

(20)	Incorporated herein by reference from Exhibit to Form 8-K filed on January 23, 2015.

(21)	Incorporated herein by reference from Exhibit to Form 8-K filed on August 5, 2015.

Item 16.	Form 10-K Summary
Not applicable.

CONFORMED
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board
President and Chief Executive Officer

Date:	March 6, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	March 6, 2017
Christopher D. Maher
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	March 6, 2017
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Angela K. Ho	March 6, 2017
Angela K. Ho
(principal accounting officer)

/s/ Steven E. Brady	March 6, 2017
Steven E. Brady
Director

/s/ Joseph J. Burke	March 6, 2017
Joseph J. Burke
Director

/s/ Angelo Catania	March 6, 2017
Angelo Catania
Director

/s/ Michael D. Devlin	March 6, 2017
Michael D. Devlin
Director

Name	Date
/s/ Jack M. Farris	March 6, 2017
Jack M. Farris
Director

/s/ John R. Garbarino	March 6, 2017
John R. Garbarino
Director

/s/ Dorothy F. McCrosson	March 6, 2017
Dorothy F. McCrosson
Director

/s/ Donald E. McLaughlin	March 6, 2017
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	March 6, 2017
Diane F. Rhine
Director

/s/ Mark G. Solow	March 6, 2017
Mark G. Solow
Director

/s/ John E. Walsh	March 6, 2017
John E. Walsh
Director

/s/ Samuel R. Young	March 6, 2017
Samuel R. Young
Director