Form 10-Q
period 2017-03-31
OCEANFIRST FINANCIAL CORP
filed 2017-05-09
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11713
________________________________________________
OceanFirst Financial Corp.
(Exact name of registrant as specified in its charter)
 ________________________________________________

Delaware	22-3412577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

975 Hooper Avenue, Toms River, NJ	08753
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 240-4500
________________________________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.
As of May 5, 2017 there were 32,472,121 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2017	December 31, 2016	March 31, 2016
SELECTED FINANCIAL CONDITION DATA:
Total assets	$5,196,340	$5,167,052	$2,588,447
Loans receivable, net	3,825,600	3,803,443	1,996,993
Deposits	4,198,663	4,187,750	1,971,360
Stockholders’ equity	582,680	572,038	241,076
SELECTED OPERATING DATA:
Net interest income	41,483	35,754	20,559
Provision for loan losses	700	510	563
Other income	5,995	6,257	3,376
Operating expenses	30,961	32,465	16,716
Net income	12,018	6,052	4,205
Diluted earnings per share	0.36	0.22	0.25
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share	17.95	17.80	13.89
Tangible stockholders’ equity per common share (1)	13.07	12.95	13.75
Cash dividend per share	0.15	0.15	0.13
Stockholders’ equity to total assets	11.21%	11.07%	9.31%
Tangible stockholders’ equity to total tangible assets (1)	8.43	8.30	9.23
Return on average assets (2) (3)	0.94	0.53	0.65
Return on average stockholders’ equity (2) (3)	8.42	5.10	7.01
Return on average tangible stockholders’ equity (1) (2) (3)	11.50	6.48	7.07
Net interest rate spread	3.47	3.31	3.23
Net interest margin	3.56	3.40	3.34
Operating expenses to average assets (2) (3)	2.41	2.83	2.57
Efficiency ratio (3)	65.21	77.28	69.84
Loans to deposit ratio	91.11	90.82	101.30
ASSET QUALITY:
Non-performing loans	$21,679	$13,566	$16,193
Non-performing assets	30,453	23,369	25,222
Allowance for loan losses as a percent of total loans receivable	0.42%	0.40%	0.80%
Allowance for loan losses as a percent of total non-performing loans	74.50	111.92	100.13
Non-performing loans as a percent of total loans receivable	0.56	0.35	0.80
Non-performing assets as a percent of total assets	0.59	0.45	0.97
Wealth Management
Assets under administration	$215,593	$218,336	$203,723

(1)	Tangible stockholders’ equity is calculated by excluding intangible assets relating to goodwill and core deposit intangible.

(2)	Ratios are annualized.

(3)
Performance ratios include the adverse impact of merger related expenses of $1.4 million, or $1.0 million, net of tax benefit, for the quarter ended March 31, 2017; $6.6 million, or $4.5 million, net of tax benefit, for the quarter ended December 31, 2016; and $1.4 million, or $1.2 million, net of tax benefit, for the quarter ended March 31, 2016.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank headquartered in Ocean County, New Jersey, serving business and retail customers in the central and southern New Jersey region. The term “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and the actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company has attempted to mitigate the adverse impact of low absolute levels of interest rates by focusing on commercial loan and core deposit growth. Interest rates have begun what appears will be a slow march higher. The pace of change will be governed by the response of the economy to more restrictive monetary policy and potentially more stimulative fiscal policy.
Although the housing sector has enjoyed steady improvement, overall the economic recovery has fallen short of the robust levels of previous recoveries. Sub par economic growth is projected for 2017 even though the national unemployment has breached the Federal Reserve's threshold for full employment. Price pressures and wages have increased even as inflation expectations remain low.
Highlights of the Company’s financial results and corporate activities for the three months ended March 31, 2017 were as follows:

Net income for the quarter ended March 31, 2017, was $12.0 million, or $0.36 per diluted share, as compared to $4.2 million, or $0.25 per diluted share, for the corresponding prior year period. Net income for the quarter ended March 31, 2017 includes merger related expenses and an accelerated stock award expense from a director retirement of $1.1 million, net of tax benefit, as compared to $1.2 million in merger related expenses, net of tax benefit, for the same prior year period. Net income increased over the prior year period primarily due to the acquisitions ("Acquisition Transactions") of Cape Bancorp ("Cape") and Ocean City Home Bank ("Ocean Shore").

Net interest income for the three months ended March 31, 2017 increased to $41.5 million, as compared to $20.6 million for the corresponding prior year period reflecting an increase in interest-earning assets and a higher net interest margin primarily due to the Acquisition Transactions.
Other income increased to $6.0 million for the three months ended March 31, 2017, as compared to $3.4 million for the same prior year period. The increase was primarily due to the impact of the Acquisition Transactions, which added $2.1 million to total other income. Operating expenses, excluding merger related expenses, increased $14.2 million for the three months ended March 31, 2017, as compared to the same prior year period primarily due to the operations of Ocean Shore and Cape, which added $11.2 million to operating expenses.
In the first quarter of 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09 "Compensation - Stock Compensation" which resulted in a $1.4 million decrease in income tax expense related to the exercise of options assumed in the acquisitions of Cape and Ocean Shore and the increase in the Company's stock price.

The Company remains well-capitalized with a tangible common equity ratio of 8.43% at March 31, 2017. On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock up to an additional 1.6 million shares ). This amount is in addition to the remaining 154,804 shares available for repurchase under the existing 2014 Repurchase Program at March 31, 2017. No shares were repurchased during the first quarter of 2017.

The Company declared a quarterly cash dividend on common stock. The dividend for the quarter ended March 31, 2017 of $0.15 per share will be paid on May 19, 2017 to stockholders of record on May 8, 2017.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three months ended March 31, 2017 and March 31, 2016. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED,
	March 31, 2017			March 31, 2016
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short- term investments	$214,165	$409	0.77%	$48,501	$28	0.23%
Securities (1) and FHLB stock	703,712	3,863	2.23	445,696	2,010	1.81
Loans receivable, net (2)
Commercial	1,830,641	21,140	4.68	972,050	10,998	4.53
Residential	1,704,035	17,339	4.13	830,840	8,039	3.87
Home Equity	287,335	3,245	4.58	191,355	1,990	4.16
Other	1,248	18	5.85	501	8	6.39
Allowance for loan loss net of deferred loan fees	(12,123)	—	—	(13,645)	—	—
Loans Receivable, net	3,811,136	41,742	4.44	1,981,101	21,035	4.27
Total interest-earning assets	4,729,013	46,014	3.95	2,475,298	23,073	3.75
Non-interest-earning assets	482,058			129,719
Total assets	$5,211,071			$2,605,017
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,668,545	876	0.21	$899,883	305	0.14
Money market	445,186	311	0.28	156,326	70	0.18
Savings	674,721	130	0.08	316,148	26	0.03
Time deposits	640,269	1,464	0.93	263,722	870	1.33
Total	3,428,721	2,781	0.33	1,636,079	1,271	0.31
Securities sold under agreements to repurchase	76,351	27	0.14	83,506	28	0.13
FHLB Advances	250,339	1,070	1.73	266,234	1,084	1.63
Other borrowings	56,392	653	4.70	22,500	131	2.33
Total interest-bearing liabilities	3,811,803	4,531	0.48	2,008,319	2,514	0.50
Non-interest-bearing deposits	791,036			343,371
Non-interest-bearing liabilities	29,399			13,328
Total liabilities	4,632,238			2,365,018
Stockholders’ equity	578,833			239,999
Total liabilities and equity	$5,211,071			$2,605,017
Net interest income		$41,483			$20,559
Net interest rate spread (3)			3.47%			3.25%
Net interest margin (4)			3.56%			3.34%
Total cost of deposits (including non- interest-bearing deposits)			0.27%			0.26%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016
Total assets increased by $29.3 million to $5.196 billion at March 31, 2017, from $5.167 billion at December 31, 2016. Cash and due from banks and interest-bearing deposits decreased by $126.1 million, to $175.3 million at March 31, 2017, from $301.4 million at December 31, 2016, as these funds were deployed into higher-yielding securities which increased $132.1 million. Loans receivable, net, increased by $22.2 million, to $3.826 billion at March 31, 2017 from $3.803 billion at December 31, 2016.
Deposits increased by $10.9 million, to $4.199 billion at March 31, 2017, from $4.188 billion at December 31, 2016, reflecting increases in non-interest bearing checking and savings accounts totaling $24.2 million and $9.3 million, respectively. These increases were partially offset by decreases in money market and time deposit accounts of $10.8 million and $14.7 million, respectively. The loan-to-deposit ratio at March 31, 2017 was 91.1%, as compared to 90.8% at December 31, 2016.
Stockholders' equity increased to $582.7 million at March 31, 2017, as compared to $572.0 million at December 31, 2016. At March 31, 2017, there were 154,804 shares available for repurchase under the Company's stock repurchase program adopted in July of 2014. Subsequent to quarter end, the Board of Directors approved the 2017 Repurchase Program, pursuant to which the Company may repurchase up to an additional 1.6 million shares. In the first quarter, the Company did not repurchase any shares under these repurchase programs. Tangible stockholders' equity per common share increased to $13.07 at March 31, 2017, as compared to $12.95 at December 31, 2016.
Comparison of Operating Results for the three months ended March 31, 2017 and March 31, 2016
General
On May 2, 2016, the Company completed its acquisition of Cape and its results of operations are included in the consolidated results for the quarter ended March 31, 2017, but are not included in the results of operations for the quarter ended March 31, 2016.
On November 30, 2016, the Company completed its acquisition of Ocean Shore and its results of operations are included in the consolidated results for the quarter ended March 31, 2017, but are not included in the results of operations for the quarter ended March 31, 2016.
Net income for the quarter ended March 31, 2017, was $12.0 million, or $0.36 per diluted share, as compared to $4.2 million, or $0.25 per diluted share, for the corresponding prior year period. Net income for the quarter ended March 31, 2017 includes merger related expenses and an accelerated stock award expense from a director retirement of $1.1 million, net of tax benefit, as compared to $1.2 million in merger related expenses, net of tax benefit, for the same prior year period. Net income increased over the prior year period primarily due to the Acquisition Transactions. In addition, in the first quarter of 2017, the Company adopted ASU 2016-09 "Compensation - Stock Compensation" which resulted in a $1.4 million decrease in income tax expense. The after-tax impact of merger related expenses and the accelerated stock award expense reduced diluted earnings per share by $0.04 for the three months ended March 31, 2017, and by $0.07 for the three months ended March 31, 2016. Excluding these two items, diluted earnings per share increased over the prior year period due to higher net interest income and other income, partly offset by higher operating expenses and an increase in average diluted shares outstanding.

Interest Income
Interest income for the three months ended March 31, 2017 increased to $46.0 million, as compared to $23.1 million in the corresponding prior year period. Average interest-earning assets increased $2.254 billion for the quarter ended March 31, 2017, as compared to the same prior year period. The increase mainly resulted from the Acquisition Transactions, which added $2.005 billion to average interest-earning assets. The remaining increase is related to interest-earning deposits, securities and loans, which increased by $147.5 million, $27.1 million, and $63.4 million, respectively. The yield on average interest-earning assets increased to 3.95% for the quarter ended March 31, 2017, from 3.75% for the same prior year period. The yield on average interest-earning assets for the quarter ended March 31, 2017 benefited from an increase in the accretion of purchase accounting adjustments of $1.8 million and the generally higher interest rate environment.
Interest Expense
Interest expense for the three months ended March 31, 2017 was $4.5 million, as compared to $2.5 million in the corresponding prior year period. Average interest-bearing liabilities increased $1.803 billion for the quarter ended March 31, 2017, as compared to the same prior year period. The cost of average interest-bearing liabilities decreased to 0.48%, from 0.50%, in the corresponding prior year period. The total cost of deposits (including non-interest bearing deposits) was 0.27% for the quarter ended March 31, 2017, as compared to 0.26% for the corresponding prior year period.

Net Interest Income
Net interest income for the quarter ended March 31, 2017 increased to $41.5 million, as compared to $20.6 million for the same prior year period, reflecting an increase in interest-earning assets and a higher net interest margin. Average interest-earning assets increased $2.254 billion for the quarter ended March 31, 2017, as compared to the same prior year period. The net interest margin increased to 3.56% for the quarter ended March 31, 2017, from 3.34% for the same prior year period.
Provision for Loan Losses
For the three months ended March 31, 2017, the provision for loan losses was $700,000, as compared to $563,000 for the corresponding prior year period. Net loan recoveries were $268,000 for the three months ended March 31, 2017, as compared to net charge-offs of $1.1 million in the corresponding prior year period.  Non-performing loans increased to $21.7 million at March 31, 2017, as compared to $13.6 million at December 31, 2016. This increase was primarily due to the addition of a single commercial real estate relationship with a balance of $4.2 million and, to a lesser extent, an increase of $3.9 million in non-performing residential mortgage loans.
Other Income
For the three months ended March 31, 2017, other income increased to $6.0 million, as compared to $3.4 million in the same prior year period. The increase from the prior period was primarily due to the impact of the Acquisition Transactions, which added $2.1 million to other income for the three months ended March 31, 2017. Excluding the Acquisition Transactions, the increase was primarily related to deposit related fees. For the three months ended March 31, 2017 and March 31, 2016, other income included losses of $250,000 and $272,000, respectively, attributable to the operations of a hotel, golf and banquet facility acquired as Other Real Estate Owned ("OREO") in the fourth quarter of 2015. The Bank is currently engaged in a sales process with qualified buyers for this property.
Operating Expenses
Operating expenses increased to $31.0 million for the three months ended March 31, 2017, as compared to $16.7 million in the same prior year period. Operating expenses for the each of the quarters ended March 31, 2017 and 2016 include $1.4 million in merger related expenses. The increase in operating expenses over the prior year was primarily due to the operations of Cape and Ocean Shore, which added $11.2 million for the quarter. Excluding the Acquisition Transactions expenses, there were increases of $1.1 million relating to compensation and employee benefits, partly due to higher stock plan expense of $400,000, including $242,000 of accelerated expense relating to a director retirement, $1.7 million relating to general and administrative expenses, partly due to higher data and check processing charges, and $345,000 relating to marketing expenses.
Provision for Income Taxes
The provision for income taxes was $3.8 million for the three months ended March 31, 2017, as compared to $2.5 million for the same prior year period. The effective tax rate was 24.0% for the three months ended March 31, 2017, as compared to 36.8% for the same prior year period. The lower effective tax rate for the three months ended March 31, 2017 resulted from the adoption of ASU 2016-09 "Compensation - Stock Compensation" which resulted in a $1.4 million decrease in income tax expense. Excluding the impact of ASU 2016-09, the effective tax rate would have been 32.7% for the first quarter of 2017. Under the ASU, the tax benefits of exercised stock options and vested stock awards are recognized as a benefit to income tax expense in the reporting period in which they occur. The tax benefit relating to the Company's stock plans was $62,000 for the year ended December 31, 2016, which was recorded directly into stockholder's equity. The elevated tax benefit for the quarter ended March 31, 2017 was related to the exercise of options assumed in the acquisitions of Cape and Ocean Shore and the increase in the Company's stock price.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (FHLB) advances and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rates, economic conditions and competition.
At March 31, 2017 and December 31, 2016, the Company had no outstanding overnight borrowings from the FHLB. The Company utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. The Company had total FHLB borrowings of $250.0 million and $250.5 million, respectively, at March 31, 2017 and December 31, 2016.

The Company’s cash needs for the three months ended March 31, 2017 were primarily satisfied by principal payments on loans and mortgage-backed securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities.  The Company’s cash needs for the three months ended March 31, 2016 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities and calls of investment securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, and to reduce borrowings.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At March 31, 2017, outstanding undrawn lines of credit totaled $506.5 million and outstanding commitments to originate loans totaled $139.3 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $367.1 million at March 31, 2017. Based upon historical experience, management estimates that a significant portion of such time deposits will remain with the Company.
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
Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares of common stock. At March 31, 2017, there were 154,804 shares available to be repurchased under the stock repurchase program authorized in July of 2014. An additional 1.6 million shares were authorized for repurchase by the Company's Board of Directors on April 27, 2017.
Cash dividends on common stock declared and paid during the first three months of 2017 were $4.8 million, as compared to $2.2 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the Acquisition Transactions. On April 27, 2017 the Company's Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend is payable on May 19, 2017 to stockholders of record at the close of business on May 8, 2017.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. During the first quarter of 2017, the Company received notice from the Federal Reserve Bank of Philadelphia that it did not object to the payment of $32.0 million in dividends from the Bank to the Company over the year, although the Federal Reserve Bank reserved the right to revoke the approval at any time if a safety and soundness concern arises. For the three months ended March 31, 2017, the Company received a dividend payment of $8.0 million from the Bank and $24.0 remained to be paid. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At March 31, 2017, OceanFirst Financial Corp. held $25.6 million in cash.

As of March 31, 2017 and December 31, 2016, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (in thousands):

As of March 31, 2017	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$452,151	8.91%	$203,047	4.000%		$253,809	5.00%
Common equity Tier 1 (to risk-weighted assets)	452,151	12.68	205,010	5.750	(1)	231,750	6.50
Tier 1 capital (to risk-weighted assets)	452,151	12.68	258,491	7.250	(1)	285,231	8.00
Total capital (to risk-weighted assets)	468,929	13.15	329,798	9.250	(1)	356,539	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$446,333	8.78%	$203,332	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	434,208	12.16	205,263	5.750	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	446,333	12.50	258,810	7.250	(1)	N/A	N/A
Total capital (to risk-weighted assets)	498,111	13.95	330,206	9.250	(1)	N/A	N/A

As of December 31, 2016	Actual			For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio		Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$450,414	10.19%	(3)	$176,856	4.000%		$221,070	5.00%
Common equity Tier 1 (to risk-weighted assets)	450,414	12.81		180,178	5.125	(2)	228,519	6.50
Tier 1 capital (to risk-weighted assets)	450,414	12.81		232,913	6.625	(2)	281,254	8.00
Total capital (to risk-weighted assets)	466,224	13.26		303,227	8.625	(2)	351,567	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$440,552	9.96%	(3)	$176,897	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	426,855	12.12		180,512	5.125	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	440,552	12.51		233,345	6.625	(2)	N/A	N/A
Total capital (to risk-weighted assets)	491,362	13.95		303,788	8.625	(2)	N/A	N/A
(1) Includes the Capital Conservation Buffer of 1.25%.
(2) Includes the Capital Conservation Buffer of 0.625%.
(3) Tier 1 capital ratios are calculated based on outstanding capital at the end of the quarter divided by average assets for the quarter. The Tier 1 capital ratios for the Bank and the Company based on total assets as of the end of the period were 8.85% and 8.75%, respectively.
The Company and the Bank satisfy the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At March 31, 2017, the Company maintained tangible common equity of $424.5 million, for a tangible common equity to assets ratio of 8.43%. At December 31, 2016, the Company maintained tangible common equity of $416.1 million, for a tangible common equity to assets ratio of 8.30%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally required the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At both March 31, 2017 and December 31, 2016, the reserve for repurchased loans and loss sharing obligations amounted to $846,000.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2017 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$383,819	$77,207	$175,021	$75,000	$56,591
Commitments to Fund Undrawn Lines of Credit
Commercial	290,498	290,498	—	—	—
Consumer/Construction	216,011	216,011	—	—	—
Commitments to Originate Loans	139,272	139,272	—	—	—
Debt obligations include advances from the FHLB and other borrowings and have defined terms.
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

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$231	$441
Commercial real estate – owner occupied	2,383	2,414
Commercial real estate – investor	5,118	521
Residential mortgage	11,993	8,126
Home equity loans and lines	1,954	2,064
Total non-performing loans	21,679	13,566
Other real estate owned	8,774	9,803
Total non-performing assets	$30,453	$23,369
Purchased credit impaired loans (“PCI”)	$7,118	$7,575
Delinquent loans 30-89 days	$18,516	$22,598
Allowance for loan losses as a percent of total loans receivable	0.42%	0.40%
Allowance for loan losses as a percent of total non-performing loans	74.50	111.92
Non-performing loans as a percent of total loans receivable	0.56	0.35
Non-performing assets as a percent of total assets	0.59	0.45

The Company’s non-performing loans totaled $21.7 million at March 31, 2017, as compared to $13.6 million at December 31, 2016. Included in the non-performing loans total was $3.5 million of troubled debt restructured (“TDR”) loans at both March 31, 2017 and at December 31, 2016. The increase in total non-performing loans was primarily due to a single commercial real estate relationship with a balance of $4.2 million and, to a lesser extent, an increase of $3.9 million in non-performing residential mortgage loans. Non-performing loans do not include $7.1 million of PCI loans acquired from Ocean Shore, Cape, and Colonial American Bank ("Colonial American"). At March 31, 2017, the allowance for loan losses totaled $16.2 million, or 0.42% of total loans, as compared to $15.2 million, or 0.40% of total loans at December 31, 2016. These ratios exclude existing fair value credit marks on acquired loans of $24.0 million and $26.0 million, respectively, at March 31, 2017 and December 31, 2016. These loans were acquired at fair value with no related allowances for loan losses. OREO includes $7.0 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	March 31, 2017	December 31, 2016
Special Mention	$25,042	$15,692
Substandard	67,008	70,543

Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for loan losses and judgments regarding securities and goodwill impairment are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. Goodwill will be evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. These critical accounting policies and their application are reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines and the Bank's ability to successfully integrate acquired operations. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2016 Form 10-K.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2017, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2017, the Company’s one-year gap was negative 5.25% as compared to negative 3.47% at December 31, 2016. These results were within Board approved policy guidelines.

At March 31, 2017	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$112,454	$—	$—	$—	$—	$112,454
Investment securities	62,950	8,024	53,715	65,116	43,331	233,136
Mortgage-backed securities	42,547	85,164	143,195	99,000	149,037	518,943
FHLB stock	—	—	—	—	19,253	19,253
Loans receivable (2)	569,186	723,181	1,105,308	655,778	784,895	3,838,348
Total interest-earning assets	787,137	816,369	1,302,218	819,894	996,516	4,722,134
Interest-bearing liabilities:
Money market deposit accounts	81,306	37,828	73,580	52,033	203,346	448,093
Savings accounts	95,969	73,658	142,528	96,365	273,333	681,853
Interest-bearing checking accounts	1,068,385	55,720	118,038	85,790	301,656	1,629,589
Time deposits	111,291	225,437	192,545	91,857	11,270	632,400
FHLB advances	479	1,452	173,090	75,000	—	250,021
Securities sold under agreements to repurchase and other borrowings	99,745	—	—	34,053	—	133,798
Total interest-bearing liabilities	1,457,175	394,095	699,781	435,098	789,605	3,775,754
Interest sensitivity gap (3)	$(670,038)	$422,274	$602,437	$384,796	$206,911	$946,380
Cumulative interest sensitivity gap	$(670,038)	$(247,764)	$354,673	$739,469	$946,380	$946,380
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(14.19)%	(5.25)%	7.51%	15.66%	20.04%	20.04%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2017 and December 31, 2016. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2016 Form 10-K.

	March 31, 2017					December 31, 2016
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$634,883	(8.0)%	13.4%	$165,639	(3.5)%	$664,767	(1.1)%	14.1%	$156,689	(1.0)%
200	662,847	(4.0)	13.6	168,503	(1.9)	678,347	1.0	14.0	158,078	(0.1)
100	683,979	(0.9)	13.6	170,773	(0.6)	683,492	1.7	13.7	158,840	0.3
Static	690,378	—	13.4	171,723	—	671,878	—	13.2	158,309	—
(100)	644,441	(6.7)	12.3	165,353	(3.7)	620,675	(7.6)	11.9	152,007	(4.0)
The increase in interest rate sensitivity in a rising interest rate environment at March 31, 2017, as compared to December 31, 2016, is primarily the result of investing low yield cash and short term investments into fixed-rate securities and an increase in longer duration fixed-rate commercial real estate loans.

Item 4.    Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$175,252	$301,373
Securities available-for-sale, at estimated fair value	47,104	12,224
Securities held-to-maturity, net (estimated fair value of $695,564 at March 31, 2017 and $598,119 at December 31, 2016)	695,918	598,691
Federal Home Loan Bank of New York stock, at cost	19,253	19,313
Loans receivable, net	3,825,600	3,803,443
Loans held for sale	283	1,551
Interest and dividends receivable	12,258	11,989
Other real estate owned	8,774	9,803
Premises and equipment, net	70,806	71,385
Servicing asset	203	228
Bank Owned Life Insurance	132,789	132,172
Deferred tax asset	33,652	38,787
Other assets	16,233	10,105
Core deposit intangible	10,400	10,924
Goodwill	147,815	145,064
Total assets	$5,196,340	$5,167,052
Liabilities and Stockholders’ Equity
Deposits	$4,198,663	$4,187,750
Securities sold under agreements to repurchase with retail customers	77,207	69,935
Federal Home Loan Bank advances	250,021	250,498
Other borrowings	56,591	56,559
Advances by borrowers for taxes and insurance	14,876	14,030
Other liabilities	16,302	16,242
Total liabilities	4,613,660	4,595,014
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 32,465,413 and 32,136,892 shares outstanding at March 31, 2017 and December 31, 2016, respectively	336	336
Additional paid-in capital	352,316	364,433
Retained earnings	256,045	238,192
Accumulated other comprehensive loss	(5,382)	(5,614)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,690)	(2,761)
Treasury stock, 1,101,359 and 1,429,880 shares at March 31, 2017 and December 31, 2016, respectively	(17,945)	(22,548)
Common stock acquired by Deferred Compensation Plan	(316)	(313)
Deferred Compensation Plan Liability	316	313
Total stockholders’ equity	582,680	572,038
Total liabilities and stockholders’ equity	$5,196,340	$5,167,052
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)
Interest income:
Loans	$41,742	$21,035
Mortgage-backed securities	2,660	1,415
Investment securities and other	1,612	623
Total interest income	46,014	23,073
Interest expense:
Deposits	2,781	1,271
Borrowed funds	1,750	1,243
Total interest expense	4,531	2,514
Net interest income	41,483	20,559
Provision for loan losses	700	563
Net interest income after provision for loan losses	40,783	19,996
Other income:
Bankcard services revenue	1,579	851
Wealth management revenue	516	550
Fees and service charges	3,743	1,817
Loan servicing income	64	56
Net gain on sales of loans available-for-sale	42	179
Net loss from other real estate operations	(733)	(406)
Income from Bank Owned Life Insurance	772	319
Other	12	10
Total other income	5,995	3,376
Operating expenses:
Compensation and employee benefits	16,138	8,466
Occupancy	2,767	1,626
Equipment	1,698	969
Marketing	740	251
Federal deposit insurance	661	529
Data processing	2,396	1,265
Check card processing	953	420
Professional fees	960	498
Other operating expense	2,677	1,277
Amortization of core deposit intangible	524	13
Merger related expenses	1,447	1,402
Total operating expenses	30,961	16,716
Income before provision for income taxes	15,817	6,656
Provision for income taxes	3,799	2,451
Net income	$12,018	$4,205
Basic earnings per share	$0.38	$0.25
Diluted earnings per share	$0.36	$0.25
Average basic shares outstanding	31,901	16,906
Average diluted shares outstanding	33,090	17,118

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net income	$12,018	$4,205
Other comprehensive income:
Unrealized gain on securities (net of tax expense of $44 and $71 in 2017 and 2016, respectively)	64	102
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $116 and $149 in 2017 and 2016, respectively)	168	216
Total comprehensive income	$12,250	$4,523
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share amounts)
Three Months Ended March 31, 2017 and 2016

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2015	$—	$336	$269,757	$229,140	$(6,241)	$(3,045)	$(251,501)	$(314)	$314	$238,446
Net income	—	—	—	4,205	—	—	—	—	—	4,205
Other comprehensive income, net of tax	—	—	—	—	318	—	—	—	—	318
Tax expense of stock plans	—	—	(270)	—	—	—	—	—	—	(270)
Stock awards	—	—	330	—	—	—	—	—	—	330
Treasury stock allocated to restricted stock plan	—	—	1,108	(113)	—	—	(995)	—	—	—
Allocation of ESOP stock	—	—	78	—	—	71	—	—	—	149
Cash dividend $0.13 per share	—	—	—	(2,197)	—	—	—	—	—	(2,197)
Exercise of stock options	—	—	—	(19)	—	—	114	—	—	95
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	9	(9)	—
Balance at March 31, 2016	$—	$336	$271,003	$231,016	$(5,923)	$(2,974)	$(252,382)	$(305)	$305	$241,076
Balance at December 31, 2016	$—	$336	$364,433	$238,192	$(5,614)	$(2,761)	$(22,548)	$(313)	$313	$572,038
Net income	—	—	—	12,018	—	—	—	—	—	12,018
Other comprehensive income, net of tax	—	—	—	—	232	—	—	—	—	232
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Stock awards	—	—	730	—	—	—	—	—	—	730
Treasury stock allocated to restricted stock plan	—	—	(1,892)	892	—	—	1,000	—	—	—
Allocation of ESOP stock	—	—	174	—	—	71	—	—	—	245
Cash dividend $0.15 per share	—	—	—	(4,787)	—	—	—	—	—	(4,787)
Exercise of stock options	—	—	—	(1,399)	—	—	3,603	—	—	2,204
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—
Balance at March 31, 2017	$—	$336	$352,316	$256,045	$(5,382)	$(2,690)	$(17,945)	$(316)	$316	$582,680
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$12,018	$4,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,527	973
Allocation of ESOP stock	245	149
Stock awards	730	330
Net excess tax benefit (expense) on stock compensation	3,916	(270)
Amortization of servicing asset	25	45
Net premium amortization in excess of discount accretion on securities	468	388
Net amortization of deferred costs and discounts on borrowings	32	128
Amortization of core deposit intangible	524	13
Net accretion of purchase accounting adjustments	(2,169)	(164)
Net amortization of deferred costs and discounts on loans	30	—
Provision for loan losses	700	563
Net loss on sale of other real estate owned	366	65
Net loss on sale of fixed assets	7	—
Net gain on sales of loans	(42)	(179)
Proceeds from sales of mortgage loans held for sale	1,949	9,080
Mortgage loans originated for sale	(639)	(9,590)
Increase in value of Bank Owned Life Insurance	(772)	(319)
Increase in interest and dividends receivable	(269)	(161)
(Increase) decrease in other assets	(5,141)	428
(Decrease) increase in other liabilities	(1,552)	2,206
Total adjustments	(65)	3,685
Net cash provided by operating activities	11,953	7,890
Cash flows from investing activities:
Net increase in loans receivable	(16,292)	(14,382)
Purchase of loans receivable	(5,029)	(12,942)
Purchase of investment securities available-for-sale	(34,770)	—
Purchase of investment securities held-to-maturity	(42,497)	—
Purchase of MBS securities held-to-maturity	(79,984)	—
Proceeds from maturities and calls of investment securities held-to-maturity	1,375	6,135
Principal repayments on mortgage-backed securities held-to-maturity	23,696	13,029
Proceeds from Bank Owned Life Insurance	155	—
Proceeds from the redemption of Federal Home Loan Bank of New York stock	60	5,706
Purchases of Federal Home Loan Bank of New York stock	—	(2,373)
Proceeds from sales of other real estate owned	868	208
Purchases of premises and equipment	(961)	(876)
Cash acquired, net of cash paid for branch acquisition	—	16,727
Net cash (used in) provided by investing activities	(153,379)	11,232
Continued

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$11,204	$37,771
Increase (decrease) in short-term borrowings	7,271	(73,959)
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan Bank advances	(477)	(468)
Increase in advances by borrowers for taxes and insurance	846	150
Exercise of stock options	2,204	95
Payment of employee taxes withheld from stock awards	(956)	(199)
Dividends paid	(4,787)	(2,197)
Net cash provided by (used in) financing activities	15,305	(28,807)
Net decrease in cash and due from banks	(126,121)	(9,685)
Cash and due from banks at beginning of period	301,373	43,946
Cash and due from banks at end of period	$175,252	$34,261
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,266	$2,485
Income taxes	2	—
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	293	366
Net loan recoveries (charge-offs)	268	(1,071)
Transfer of loans receivable to other real estate owned	318	475
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiary, OceanFirst Bank (the “Bank”), and its subsidiaries.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for all of 2017. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2016.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Cape, net of total consideration paid (in thousands):

	At May 2, 2016
(in thousands)	Cape Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$196,403
Assets acquired:
Cash and cash equivalents	$30,025	$—	$30,025
Securities and Federal Home Loan Bank Stock	218,577	361	218,938
Loans:	1,169,568		1,156,807
Specific credit fair value on credit impaired loans	—	(5,859)	—
General credit fair value	—	(20,545)	—
Interest rate fair value	—	1,888	—
Reverse allowance for loan losses	—	9,931	—
Reverse net deferred fees, premiums and discounts	—	1,824	—
Premises and equipment	27,972	(1,973)	25,999
Other real estate owned	2,343	(408)	1,935
Deferred tax asset	9,407	8,072	17,479
Other assets	61,793	—	61,793
Core deposit intangible	831	2,887	3,718
Total assets acquired	1,520,516	(3,822)	1,516,694
Liabilities assumed:
Deposits	(1,247,688)	(679)	(1,248,367)
Borrowings	(123,587)	(879)	(124,466)
Other liabilities	(7,611)	(4,612)	(12,223)
Total liabilities assumed	(1,378,886)	(6,170)	(1,385,056)
Net assets acquired	$141,630	$(9,992)	131,638
Goodwill recorded in the merger			$64,765
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Ocean Shore Holding Co. Acquisition
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Co. ("Ocean Shore"), which after purchase accounting adjustments added $994.7 million million to assets, $774.0 million to loans, and $875.1 million to deposits. Total consideration paid for Ocean Shore was $180.7 million, including cash consideration of $28.4 million. Ocean Shore was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Ocean Shore, net of total consideration paid (in thousands):

	At November 30, 2016
(in thousands)	Ocean Shore Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$180,732
Assets acquired:
Cash and cash equivalents	$60,871	$—	$60,871
Securities and Federal Home Loan Bank Stock	94,109	24	$94,133
Loans:	790,396		774,046
Specific credit fair value on credit impaired loans	—	(2,062)	—
General credit fair value	—	(8,127)	—
Interest rate fair value	—	(5,779)	—
Reverse allowance for loan losses	—	3,265	—
Reverse net deferred fees, premiums and discounts	—	(3,647)	—
Premises and equipment	11,696	3,372	15,068
Other real estate owned	1,090	(67)	1,023
Deferred tax asset	5,587	1,093	6,680
Other assets	35,369	(5)	35,364
Core deposit intangible	348	7,158	7,506
Total assets acquired	999,466	(4,775)	994,691
Liabilities assumed:
Deposits	(874,301)	(772)	(875,073)
Borrowings	(3,694)	—	(3,694)
Other liabilities	(17,629)	1,463	(16,166)
Total liabilities assumed	(895,624)	691	(894,933)
Net assets acquired	$103,842	$(4,084)	99,758
Goodwill recorded in the merger			$80,974
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands):

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2017	2016
Weighted average shares issued net of Treasury shares	32,318	17,304
Less: Unallocated ESOP shares	(323)	(357)
Unallocated incentive award shares and shares held by deferred compensation plan	(94)	(41)
Average basic shares outstanding	31,901	16,906
Add: Effect of dilutive securities:
Stock options	1,169	192
Shares held by deferred compensation plan	20	20
Average diluted shares outstanding	33,090	17,118
For the three months ended March 31, 2017 and 2016, antidilutive stock options of 335,000 and 1,113,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	At March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$47,312	$81	$(289)	$47,104
Held-to-maturity:
Investment securities:
U.S. agency obligations	$19,962	$70	$—	$20,032
State and municipal obligations	80,993	121	(564)	80,550
Corporate debt securities	76,049	218	(5,964)	70,303
Other investments	8,820	—	(232)	8,588
Total investment securities	185,824	409	(6,760)	179,473
Mortgage-backed securities:
FHLMC	181,310	246	(2,301)	179,255
FNMA	241,800	1,982	(2,283)	241,499
GNMA	87,301	88	(611)	86,778
SBA	8,532	27	—	8,559
Total mortgage-backed securities	518,943	2,343	(5,195)	516,091
Total held-to-maturity	$704,767	$2,752	$(11,955)	$695,564
Total securities	$752,079	$2,833	$(12,244)	$742,668

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,542	$—	$(318)	$12,224
Held-to-maturity:
Investment securities:
U.S. agency obligations	$19,960	$69	$—	$20,029
State and municipal obligations	39,155	10	(856)	38,309
Corporate debt securities	77,057	85	(6,001)	71,141
Other investments	8,778	—	(228)	8,550
Total investment securities	144,950	164	(7,085)	138,029
Mortgage-backed securities:
FHLMC	144,016	195	(2,457)	141,754
FNMA	217,445	2,175	(2,524)	217,096
GNMA	92,475	119	(364)	92,230
SBA	8,947	28	—	8,975
Total mortgage-backed securities	462,883	2,517	(5,345)	460,055
Total held-to-maturity	$607,833	$2,681	$(12,430)	$598,084
Total securities	$620,375	$2,681	$(12,748)	$610,308

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Amortized cost	$704,767	$607,833
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	4,498	4,205
Carrying value	$695,918	$598,691
There were no realized gains or losses on the sale of securities for the three months ended March 31, 2017 and March 31, 2016.
The amortized cost and estimated fair value of investment securities at March 31, 2017 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2017, corporate debt securities with an amortized cost of $60.5 million and estimated fair value of $54.6 million were callable prior to the maturity date.

March 31, 2017	Amortized Cost	Estimated Fair Value
Less than one year	$14,026	$14,020
Due after one year through five years	118,831	118,606
Due after five years through ten years	61,459	58,813
Due after ten years	30,000	26,550
	$224,316	$217,989
Other investments which consist of two open-end funds are excluded from the above table since there are no contractual maturity dates. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at March 31, 2017 and December 31, 2016, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At March 31, 2017
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. government & agency obligations	$12,251	$(289)	$—	$—	$12,251	$(289)
Held-to-maturity:
Investment securities:
State and municipal obligations	43,496	(564)	—	—	43,496	(564)
Corporate debt securities	8,503	(82)	49,118	(5,882)	57,621	(5,964)
Other investments	8,588	(232)	—	—	8,588	(232)
Total investment securities	60,587	(878)	49,118	(5,882)	109,705	(6,760)
Mortgage-backed securities:
FHLMC	131,346	(1,545)	25,548	(756)	156,894	(2,301)
FNMA	155,073	(1,980)	8,524	(303)	163,597	(2,283)
GNMA	81,768	(611)	—	—	81,768	(611)
Total mortgage-backed securities	368,187	(4,136)	34,072	(1,059)	402,259	(5,195)
Total held-to-maturity	428,774	(5,014)	83,190	(6,941)	511,964	(11,955)
Total securities	$441,025	$(5,303)	$83,190	$(6,941)	$524,215	$(12,244)

	At December 31, 2016
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. government & agency obligations	$12,224	$(318)	$—	$—	$12,224	$(318)
Held-to-maturity:
Investment securities:
State and municipal obligations	32,995	(856)	—	—	32,995	(856)
Corporate debt securities	12,450	(120)	49,119	(5,881)	61,569	(6,001)
Other Investments	8,551	(228)	—	—	8,551	(228)
Total investment securities	53,996	(1,204)	49,119	(5,881)	103,115	(7,085)
Mortgage-backed securities:
FHLMC	102,461	(1,665)	26,898	(792)	129,359	(2,457)
FNMA	124,403	(2,185)	8,925	(339)	133,328	(2,524)
GNMA	79,116	(364)	—	—	79,116	(364)
Total mortgage-backed securities	305,980	(4,214)	35,823	(1,131)	341,803	(5,345)
Total held-to-maturity	359,976	(5,418)	84,942	(7,012)	444,918	(12,430)
Total securities	$372,200	$(5,736)	$84,942	$(7,012)	$457,142	$(12,748)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At March 31, 2017, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
BankAmerica Capital	$15,000	$13,513	Ba1/BB+
Chase Capital	10,000	9,055	Baa2/BBB-
Wells Fargo Capital	5,000	4,513	A1/BBB+
Huntington Capital	5,000	4,225	Baa2/BB
Keycorp Capital	5,000	4,425	Baa2/BB+
PNC Capital	5,000	4,525	Baa1/BBB-
State Street Capital	5,000	4,500	A3/BBB
SunTrust Capital	5,000	4,362	Not Rated/BB+
	$55,000	$49,118

At March 31, 2017, the estimated fair value of each of the above corporate debt securities was below cost. However, the estimated fair value of these corporate debt securities has steadily increased over the past several years. These corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A1 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate corporate debt securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate corporate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required interest rate spread increased for these types of securities causing a decline in the market price. The Company concluded that these corporate debt securities were only temporarily impaired at March 31, 2017. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Credit spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association ("GNMA"), or the Small Business Administration ("SBA") corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at March 31, 2017.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Commercial:
Commercial and industrial	$205,590	$152,569
Commercial real estate – owner occupied	531,325	534,214
Commercial real estate – investor	1,111,989	1,132,075
Total commercial	1,848,904	1,818,858
Consumer:
Residential mortgage	1,636,497	1,647,154
Residential construction	76,985	65,319
Home equity loans and lines	285,149	288,991
Other consumer	1,388	1,564
Total consumer	2,000,019	2,003,028
	3,848,923	3,821,886
Purchased credit impaired (“PCI”) loans	7,118	7,575
Total Loans	3,856,041	3,829,461
Loans in process	(17,976)	(14,249)
Deferred origination costs, net	3,686	3,414
Allowance for loan losses	(16,151)	(15,183)
Total loans, net	$3,825,600	$3,803,443

At March 31, 2017 and December 31, 2016, loans in the amount of $21.7 million and $13.6 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $4.3 million at March 31, 2017. The amount of foreclosed residential real estate property held by the Company was $1.1 million at March 31, 2017.
The Company defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At March 31, 2017, the impaired loan portfolio totaled $35.3 million for which there was a specific allocation in the allowance for loan losses of $976,000. At December 31, 2016, the impaired loan portfolio totaled $31.0 million for which there was a specific allocation in the allowance for loan losses of $510,000. The average balance of impaired loans for the three months ended March 31, 2017 and 2016 was $33.2 million and $34.6 million, respectively.
An analysis of the allowance for loan losses for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$15,183	$16,722
Provision charged to operations	700	563
Charge-offs	(205)	(1,172)
Recoveries	473	101
Balance at end of period	$16,151	$16,214

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2017 and 2016 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended March 31, 2017
Allowance for loan losses:
Balance at beginning of period	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Provision (benefit) charged to operations	(627)	390	993	20	(201)	125	700
Charge-offs	(49)	(50)	—	(18)	(88)	—	(205)
Recoveries	—	110	7	24	332	—	473
Balance at end of period	$1,569	$3,449	$7,361	$1,136	$2,080	$556	$16,151
For the three months ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Provision (benefit) charged to operations	(11)	1,039	(581)	(40)	(144)	300	563
Charge-offs	(78)	(968)	—	(3)	(123)	—	(1,172)
Recoveries	54	—	10	29	8	—	101
Balance at end of period	$6,555	$2,363	$4,302	$1,081	$1,380	$533	$16,214
March 31, 2017
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$285	$—	$606	$85	$—	$—	$976
Collectively evaluated for impairment	1,284	3,449	6,755	1,051	2,080	556	15,175
Total ending allowance balance	$1,569	$3,449	$7,361	$1,136	$2,080	$556	$16,151
Loans:
Loans individually evaluated for impairment	$13,072	$10,763	$8,718	$2,522	$268	$—	$35,343
Loans collectively evaluated for impairment	1,700,410	520,562	1,103,271	284,015	205,322	—	3,813,580
Total ending loan balance	$1,713,482	$531,325	$1,111,989	$286,537	$205,590	$—	$3,848,923

December 31, 2016
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$266	$—	$119	$125	$—	$—	$510
Collectively evaluated for impairment	1,979	2,999	6,242	985	2,037	431	14,673
Total ending allowance balance	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Loans:
Loans individually evaluated for impairment	$13,306	$11,123	$3,789	$2,556	$268	$—	$31,042
Loans collectively evaluated for impairment	1,699,167	523,091	1,128,286	287,999	152,301	—	3,790,844
Total ending loan balance	$1,712,473	$534,214	$1,132,075	$290,555	$152,569	$—	$3,821,886

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of impaired loans at March 31, 2017, and December 31, 2016, is as follows, excluding PCI loans (in thousands):

	March 31, 2017	December 31, 2016
Impaired loans with no allocated allowance for loan losses	$24,811	$25,228
Impaired loans with allocated allowance for loan losses	10,532	5,814
	$35,343	$31,042
Amount of the allowance for loan losses allocated	$976	$510
At March 31, 2017, impaired loans included troubled debt restructured (“TDR”) loans of $30.5 million, of which $27.0 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2016, impaired loans included TDR loans of $30.5 million, of which $27.0 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.
The summary of loans individually evaluated for impairment by loan portfolio segment as of March 31, 2017, and December 31, 2016 and for the three months ended March 31, 2017 and 2016, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of March 31, 2017
With no related allowance recorded:
Residential real estate	$8,907	$8,760	$—
Commercial real estate – owner occupied	11,550	10,763	—
Commercial real estate – investor	3,240	2,782
Consumer	2,555	2,238	—
Commercial and industrial	300	268	—
	$26,552	$24,811	$—
With an allowance recorded:
Residential real estate	$4,753	$4,312	$285
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	6,048	5,936	606
Consumer	515	284	85
Commercial and industrial	—	—	—
	$11,316	$10,532	$976
As of December 31, 2016
With no related allowance recorded:
Residential real estate	$9,848	$9,694	$—
Commercial real estate – owner occupied	11,886	11,123	—
Commercial real estate – investor	2,239	1,897	—
Consumer	2,559	2,246	—
Commercial and industrial	300	268	—
	$26,832	$25,228	$—
With an allowance recorded:
Residential real estate	$3,998	$3,612	$266
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	2,011	1,892	119
Consumer	581	310	125
Commercial and industrial	—	—	—
	$6,590	$5,814	$510

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$9,227	$86	$13,190	$125
Commercial real estate – owner occupied	10,943	161	16,792	131
Commercial real estate – investor	2,340	26	345	2
Consumer	2,242	28	2,196	29
Commercial and industrial	268	5	703	—
	$25,020	$306	$33,226	$287
With an allowance recorded:
Residential real estate	$3,962	$62	$489	$4
Commercial real estate – owner occupied	—	—	228	4
Commercial real estate – investor	3,914	55	642	—
Consumer	297	6	—	—
Commercial and industrial	—	—	—	—
	$8,173	$123	$1,359	$8
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of March 31, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	March 31, 2017	December 31, 2016
Residential real estate	$11,993	$8,126
Commercial real estate – owner occupied	2,383	2,414
Commercial real estate – investor	5,118	521
Consumer	1,954	2,064
Commercial and industrial	231	441
	$21,679	$13,566

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2017
Residential real estate	$4,875	$4,099	$8,343	$17,317	$1,696,165	$1,713,482
Commercial real estate – owner occupied	3,224	616	1,406	5,246	526,079	531,325
Commercial real estate – investor	970	2,576	4,492	8,038	1,103,951	1,111,989
Consumer	1,351	472	1,513	3,336	283,201	286,537
Commercial and industrial	1,934	169	322	2,425	203,165	205,590
	$12,354	$7,932	$16,076	$36,362	$3,812,561	$3,848,923
December 31, 2016
Residential real estate	$9,532	$3,038	$7,159	$19,729	$1,692,744	$1,712,473
Commercial real estate – owner occupied	3,962	1,032	890	5,884	528,330	534,214
Commercial real estate – investor	—	—	521	521	1,131,554	1,132,075
Consumer	1,519	436	1,963	3,918	286,637	290,555
Commercial and industrial	5,548	181	384	6,113	146,456	152,569
	$20,561	$4,687	$10,917	$36,165	$3,785,721	$3,821,886

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017
Commercial real estate – owner occupied	$505,907	$8,957	$16,461	$—	$531,325
Commercial real estate – investor	1,082,896	5,666	23,427	—	1,111,989
Commercial and industrial	202,581	1,684	1,214	111	205,590
	$1,791,384	$16,307	$41,102	$111	$1,848,904
December 31, 2016
Commercial real estate – owner occupied	$501,652	$7,680	$24,882	$—	$534,214
Commercial real estate – investor	1,106,747	713	24,615	—	1,132,075
Commercial and industrial	150,474	757	1,338	—	152,569
	$1,758,873	$9,150	$50,835	$—	$1,818,858
For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
March 31, 2017
Performing	$1,701,489	$284,583
Non-performing	11,993	1,954
	$1,713,482	$286,537
December 31, 2016
Performing	$1,704,347	$288,491
Non-performing	8,126	2,064
	$1,712,473	$290,555
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Included in the non-accrual loan total at March 31, 2017 and December 31, 2016 were $3.5 million of troubled debt restructurings. At March 31, 2017 and December 31, 2016, the Company has allocated $482,000 and $510,000, respectively, of specific reserves to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at March 31, 2017 and December 31, 2016, which totaled $27.0 million in each period. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2017 and 2016, and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2017 and 2016, (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended March 31, 2017
Troubled Debt Restructurings:
Residential real estate	2	$368	$341
Commercial real estate - owner occupied	2	1,643	1,643
Commercial real estate - investor	1	626	773

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	1	188

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended March 31, 2016
Troubled Debt Restructurings:
Residential real estate	1	$190	$189
Commercial real estate – owner occupied	1	256	270

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None
 As part of the Cape, Ocean Shore and Colonial American acquisitions, PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Ocean Shore at December 1, 2016, Cape at May 2, 2016, and Colonial American at July 31, 2015 (in thousands):

	Ocean Shore December 1, 2016	Cape May 2, 2016	Colonial American July 31, 2015
Contractually required principal and interest	$7,385	$21,345	$3,263
Contractual cash flows not expected to be collected (non-accretable discount)	(4,666)	(12,387)	(1,854)
Expected cash flows to be collected at acquisition	2,719	8,958	1,409
Interest component of expected cash flows (accretable yield)	(401)	(576)	(109)
Fair value of acquired loans	$2,318	$8,382	$1,300
The following table summarizes the changes in accretable yield for PCI loans during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Beginning balance	$749	$75
Accretion	(162)	(9)
Reclassification from non-accretable difference	106	—
Ending balance	$693	$66

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at March 31, 2017 and December 31, 2016 were as follows (in thousands):

Type of Account	March 31, 2017	December 31, 2016
Non-interest-bearing	$806,728	$782,504
Interest-bearing checking	1,629,589	1,626,713
Money market deposit	448,093	458,911
Savings	681,853	672,519
Time deposits	632,400	647,103
Total deposits	$4,198,663	$4,187,750
Included in time deposits at March 31, 2017 and December 31, 2016, is $263.8 million and $269.0 million, respectively, in deposits of $100,000 and over.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, and securities. Accordingly, the adoption of this update is not expected to have a material impact on the Company's consolidated financial statements as the majority of the Company's revenues will not be affected.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)." The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2017 and it did not have a material impact on the Company's consolidated financial statements, resulting in a balance sheet reclassification.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business." This ASU narrows the definition of a business and clarifies that, to be considered a business, the fair value of the gross assets acquired (or disposed of) may not be substantially all concentrated in a single identifiable asset or group of similar assets. In addition, in order to be considered a business, a set of activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU is effective for fiscal years beginning after December 15, 2017; early adoption is permitted on a limited basis. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities." This ASU requires the amortization of premiums to the earliest call date on debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates. This ASU does not impact securities held as a discount, as the discount continues to be amortized to the contractual maturity. The guidance is effective for fiscal years beginning December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

to retained earnings as of the beginning of the period of adoption. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.
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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2017. The fair value hierarchy is as follows:
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
March 31, 2017	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$47,104	$—	$47,104	$—
Items measured on a non-recurring basis:
Other real estate owned	8,774	—	—	8,774
Loans measured for impairment based on the fair value of the underlying collateral	6,237	—	—	6,237

		Fair Value Measurements at Reporting Date Using:
December 31, 2016	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$12,224	$—	$12,224	$—
Items measured on a non-recurring basis:
Other real estate owned	9,803	—	—	9,803
Loans measured for impairment based on the fair value of the underlying collateral	2,419	—	—	2,419

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2017 and December 31, 2016 are presented in the following tables (in thousands):

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

		Fair Value Measurements at Reporting Date Using:
March 31, 2017	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$175,252	$175,252	$—	$—
Securities held-to-maturity	695,918	8,588	684,320	2,656
Federal Home Loan Bank of New York stock	19,253	—	—	19,253
Loans receivable, net and mortgage loans held for sale	3,825,883	—	—	3,858,364
Financial Liabilities:
Deposits other than time deposits	3,566,263	—	3,566,263	—
Time deposits	632,400	—	628,870	—
Securities sold under agreements to repurchase with retail customers	77,207	77,207	—	—
Federal Home Loan Bank advances and other borrowings	306,612	—	304,646	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2016	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$301,373	$301,373	$—	$—
Securities held-to-maturity	598,691	8,550	586,504	3,030
Federal Home Loan Bank of New York stock	19,313	—	—	19,313
Loans receivable and mortgage loans held for sale	3,804,994	—	—	3,834,677
Financial Liabilities:
Deposits other than time deposits	3,540,647	—	3,540,647	—
Time deposits	647,103	—	644,354	—
Securities sold under agreements to repurchase with retail customers	69,935	69,935	—	—
Federal Home Loan Bank advances and other borrowings	307,057	—	304,901	—

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
Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, Bank Owned Life Insurance, deferred tax assets and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2016 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares of which 154,804 shares remain available for repurchase.  Information regarding the Company’s common stock repurchases for the three month period ended March 31, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	—	—	154,804
February 1, 2017 through February 28, 2017	—	—	—	154,804
March 1, 2017 through March 31, 2017	—	—	—	154,804

On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company's outstanding common stock, or 1.6 million shares.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable

Item 6. Exhibits

Exhibits:
10.1	Agreement by and between John R. Garbarino and the Registrant (1)
10.2	OceanFirst Financial Corp. two year change-in-control agreement dated December 5, 2016 by and between Registrant and Angela Ho (2)
10.3	OceanFirst Bank two year change-in-control agreement dated December 5, 2016 by and between Registrant and Angela Ho (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1) Incorporated by reference from Exhibit 10.36 to current report on Form 8-K filed March 30, 2017.
(2) Incorporated by reference from Exhibit 10.36 and 10.37, respectively, to current report on Form 8-K filed March 7, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: May 9, 2017	/s/ Christopher D. Maher
Christopher D. Maher
President and Chief Executive Officer

DATE: May 9, 2017	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.