Form 10-Q
period 2017-06-30
OCEANFIRST FINANCIAL CORP
filed 2017-08-09
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.
As of August 4, 2017 there were 32,530,582 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2017	March 31, 2017	June 30, 2016
SELECTED FINANCIAL CONDITION DATA:
Total assets	$5,202,200	$5,196,340	$4,047,493
Loans receivable, net	3,868,805	3,825,600	3,130,046
Deposits	4,176,909	4,198,663	3,206,262
Stockholders’ equity	587,303	582,680	409,258
SELECTED OPERATING DATA:
Net interest income	42,174	41,483	30,014
Provision for loan losses	1,165	700	662
Other income	6,973	5,995	4,883
Operating expenses	37,133	30,961	28,646
Net income	7,679	12,018	3,661
Diluted earnings per share	0.23	0.36	0.16
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share	18.05	17.95	15.89
Tangible stockholders’ equity per common share (1)	13.19	13.07	13.14
Cash dividend per share	0.15	0.15	0.13
Stockholders’ equity to total assets	11.29%	11.21%	10.11%
Tangible stockholders’ equity to total tangible assets (1)	8.51	8.43	8.51
Return on average assets (2) (3)	0.59	0.94	0.40
Return on average stockholders’ equity (2) (3)	5.25	8.42	3.79
Return on average tangible stockholders’ equity (1) (2) (3)	7.19	11.50	4.32
Net interest rate spread	3.48	3.47	3.47
Net interest margin	3.57	3.56	3.57
Operating expenses to average assets (2) (3)	2.86	2.41	3.16
Efficiency ratio (3) (4)	75.55	65.21	82.09
Loan to deposit ratio	92.62	91.11	97.62
ASSET QUALITY:
Non-performing loans	$16,261	$21,679	$15,330
Non-performing assets	25,159	30,453	25,121
Allowance for loan losses as a percent of total loans receivable	0.42%	0.42%	0.53%
Allowance for loan losses as a percent of total non-performing loans	101.82	74.50	108.79
Non-performing loans as a percent of total loans receivable	0.42	0.56	0.48
Non-performing assets as a percent of total assets	0.48	0.59	0.62

(1)	Tangible stockholders’ equity is calculated by excluding intangible assets relating to goodwill and core deposit intangible.

(2)	Ratios are annualized.

(3)
Performance ratios include the adverse impact of merger related and branch consolidation expenses of $8.6 million, or $5.6 million, net of tax benefit, for the quarter ended June 30, 2017; $1.5 million, or $1.0 million, net of tax benefit, for the quarter ended March 31, 2017; and $7.2 million, or $5.0 million, net of tax benefit, for the quarter ended June 30, 2016.

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

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company has attempted to mitigate the adverse impact of relatively low absolute levels of interest rates by focusing on commercial loan and core deposit growth.

Over the past two years the Company has grown significantly through acquisitions, acquiring Cape Bancorp ("Cape") and Ocean City Home Bank ("Ocean Shore") (the "Acquisition Transactions"). The Acquisition Transactions added $2.5 billion in assets and $2.1 billion in deposits. In addition, on June 30, 2017, the Company announced it had entered into a definitive agreement (the "merger agreement") to acquire Sun Bancorp, Inc. ("Sun"). At June 30, 2017, Sun had total assets of $2.2 billion, total loans of $1.6 billion and total deposits of $1.7 billion. The acquisition of Sun is expected to close in the first quarter of 2018, subject to each company receiving the required approval of its shareholders, receipt of all required regulatory approvals and fulfillment of other customary closing conditions.
Highlights of the Company’s financial results and corporate activities for the three months ended June 30, 2017 were as follows:

Total loans grew $47.5 million, including $26.6 million in consumer loan growth and $20.9 million in commercial loan growth, while asset quality improved as non-performing loans decreased $5.4 million, or 25%, to $16.3 million, and non-performing loans as a percentage of total loans decreased to 0.42%, as compared to 0.56% in the prior linked quarter.

The Company maintained a loan to deposit ratio of 92.6% while cost of deposits increased one basis point from the prior linked quarter to 0.28%.

The Company successfully completed the consolidation of 15 branches, five of which occurred early in the third quarter, with total expected annualized cost savings of $6.1 million.

Net income for the quarter ended June 30, 2017, was $7.7 million, or $0.23 per diluted share, as compared to $3.7 million, or $0.16 per diluted share, for the corresponding prior year period. Net income for the quarter ended June 30, 2017, includes merger related and branch consolidation expenses. These items decreased net income, net of tax benefit, for the three months ended June 30, 2017, by $5.6 million. Net income increased over the prior year period primarily due to the Acquisition Transactions.

Net interest income for the three months ended June 30, 2017 increased to $42.2 million, as compared to $30.0 million for the corresponding prior year period reflecting an increase in interest-earning assets primarily due to the Acquisition Transactions.

Other income increased to $7.0 million for the three months ended June 30, 2017, as compared to $4.9 million for the same prior year period. The increase was primarily due to the impact of the Acquisition Transactions, which added $1.7 million to other income. Operating expenses increased to $37.1 million for the three months ended June 30, 2017, as compared to $28.6 million in the same prior year period. Operating expenses for the three months ended June 30, 2017 included $8.6 million of merger related and branch consolidation expenses, as compared to $7.2 million in the prior year period. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the operations of the Cape and Ocean Shore, which added $5.9 million for the three months ended June 30, 2017.

The Company declared a quarterly cash dividend on common stock. The dividend for the quarter ended June 30, 2017 of $0.15 per share will be paid on August 18, 2017 to stockholders of record on August 7, 2017.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2017 and June 30, 2016. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED,
	June 30, 2017			June 30, 2016
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short- term investments	$114,019	$211	0.74%	$40,567	$41	0.41%
Securities (1) and FHLB stock	786,964	4,060	2.07	571,463	2,579	1.82
Loans receivable, net (2)
Commercial	1,850,737	22,057	4.78	1,471,159	17,783	4.86
Residential	1,718,413	17,304	4.04	1,076,557	10,225	3.82
Home Equity	283,124	3,225	4.57	236,937	2,498	4.24
Other	1,161	22	7.60	1,011	15	5.97
Allowance for loan loss net of deferred loan fees	(12,518)	—	—	(13,146)	—	—
Loans Receivable, net	3,840,917	42,608	4.45	2,772,518	30,521	4.43
Total interest-earning assets	4,741,900	46,879	3.97	3,384,548	33,141	3.94
Non-interest-earning assets	473,736			262,554
Total assets	$5,215,636			$3,647,102
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,716,930	$1,038	0.24%	$1,166,298	$503	0.17%
Money market	422,439	281	0.27	298,530	180	0.24
Savings	679,806	97	0.06	434,438	41	0.04
Time deposits	624,020	1,498	0.96	417,301	1,047	1.01
Total	3,443,195	2,914	0.34	2,316,567	1,771	0.31
Securities sold under agreements to repurchase	73,574	25	0.14	76,907	26	0.14
FHLB Advances	259,291	1,118	1.73	287,171	1,201	1.68
Other borrowings	56,456	648	4.60	22,500	129	2.31
Total interest-bearing liabilities	3,832,516	4,705	0.49	2,703,145	3,127	0.47
Non-interest-bearing deposits	772,739			529,230
Non-interest-bearing liabilities	23,260			26,033
Total liabilities	4,628,515			3,258,408
Stockholders’ equity	587,121			388,694
Total liabilities and equity	$5,215,636			$3,647,102
Net interest income		$42,174			$30,014
Net interest rate spread (3)			3.48%			3.47%
Net interest margin (4)			3.57%			3.57%
Total cost of deposits (including non- interest-bearing deposits)			0.28%			0.25%

	FOR THE SIX MONTHS ENDED,
	June 30, 2017			June 30, 2016
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short- term investments	$163,815	$620	0.76%	$44,533	$70	0.32%
Securities (1) and FHLB stock	745,568	7,923	2.14	508,590	4,588	1.81
Loans receivable, net (2)
Commercial	1,840,745	43,197	4.73	1,221,604	28,780	4.74
Residential	1,711,263	34,643	4.08	954,059	18,265	3.85
Home Equity	285,208	6,470	4.57	214,146	4,488	4.21
Other	1,215	40	6.64	756	23	6.12
Allowance for loan loss net of deferred loan fees	(12,322)	—	—	(13,396)	—	—
Loans Receivable, net	3,826,109	84,350	4.45	2,377,169	51,556	4.36
Total interest-earning assets	4,735,492	92,893	3.96	2,930,292	56,214	3.86
Non-interest-earning assets	477,874			195,768
Total assets	$5,213,366			$3,126,060
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,692,820	$1,913	0.23%	$1,033,091	$808	0.16%
Money market	433,750	591	0.27	227,428	250	0.22
Savings	677,278	227	0.07	375,293	67	0.04
Time deposits	632,099	2,964	0.95	340,511	1,917	1.13
Total	3,435,947	5,695	0.33	1,976,323	3,042	0.31
Securities sold under agreements to repurchase	74,955	52	0.14	80,207	54	0.14
FHLB Advances	254,840	2,186	1.73	276,547	2,284	1.66
Other borrowings	56,424	1,303	4.66	22,500	261	2.33
Total interest-bearing liabilities	3,822,166	9,236	0.49	2,355,577	5,641	0.48
Non-interest-bearing deposits	781,888			436,300
Non-interest-bearing liabilities	26,312			19,836
Total liabilities	4,630,366			2,811,713
Stockholders’ equity	583,000			314,347
Total liabilities and equity	$5,213,366			$3,126,060
Net interest income		$83,657			$50,573
Net interest rate spread (3)			3.47%			3.38%
Net interest margin (4)			3.56%			3.47%
Total cost of deposits (including non- interest-bearing deposits)			0.27%			0.25%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased by $35.1 million to $5.202 billion at June 30, 2017, from $5.167 billion at December 31, 2016. Cash and due from banks decreased by $193.7 million, to $107.7 million at June 30, 2017, from $301.4 million at December 31, 2016, as these funds were deployed into higher-yielding securities which increased $171.8 million. Loans receivable, net, increased by $65.4 million, to $3.869 billion at June 30, 2017 from $3.803 billion at December 31, 2016. Premises and equipment decreased $11.9 million at June 30, 2017, as compared to December 31, 2016, due to the consolidation of 15 branches, of which 5 were closed in early July. The premises and equipment at these locations were written down to their net realizable value and the remaining balance of $5.8 million was reclassified to assets held for sale.

Deposits decreased by $10.8 million, to $4.177 billion at June 30, 2017, from $4.188 billion at December 31, 2016. The loan-to-deposit ratio at June 30, 2017 was 92.6%, as compared to 90.8% at December 31, 2016.

Stockholders' equity increased to $587.3 million at June 30, 2017, as compared to $572.0 million at December 31, 2016. At June 30, 2017, there were 1.8 million shares available for repurchase under the Company's stock repurchase programs. In the six months ended June 30, 2017, the Company did not repurchase any shares under these repurchase programs. Tangible stockholders' equity per common share increased to $13.19 at June 30, 2017, as compared to $12.95 at December 31, 2016.
Comparison of Operating Results for the three and six months ended June 30, 2017 and June 30, 2016
General
On May 2, 2016, the Company completed its acquisition of Cape and its results of operations are included in the consolidated results for the three and six months ended June 30, 2017, but are excluded from the results of operations for the period from January 1, 2016 to May 1, 2016.
On November 30, 2016, the Company completed its acquisition of Ocean Shore and its results of operations are included in the consolidated results for the three and six months ended June 30, 2017, but are excluded from the results of operations for the three and six months ended June 30, 2016.
Net income for the quarter ended June 30, 2017, was $7.7 million, or $0.23 per diluted share, as compared to $3.7 million, or $0.16 per diluted share, for the corresponding prior year period. Net income for the six months ended June 30, 2017 was $19.7 million, or $0.59 per diluted share, as compared to net income of $7.9 million, or $0.39 per diluted share, for the corresponding prior year period. Net income for the three and six months ended June 30, 2017 include merger related and branch consolidation expenses and for the six months ended June 30, 2017, also includes the acceleration of stock award expense from a director retirement. These items decreased net income, net of tax benefit, for the three and six months ended June 30, 2017, by $5.6 million and $6.7 million, respectively. Net income for the three and six months ended June 30, 2016 include merger related expenses of $7.2 million and $8.6 million, respectively, a Federal Home Loan Bank prepayment fee of $136,000 and a loss on the sale of investment securities available-for-sale of $12,000. The after-tax impact of these items reduced diluted earnings per share by $0.17 and $0.21 for the three and six months ended June 30, 2017, respectively, and by $0.22 and $0.29, respectively, for the same prior year periods. Net income for the three and six months ended June 30, 2017 increased over the prior year periods primarily due to the Acquisition Transactions. In addition, in the first quarter of 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09 "Compensation - Stock Compensation" which resulted in decreases in income tax expense for the three and six months ended June 30, 2017, of $172,000 and $1.5 million, respectively.
Interest Income
Interest income for the three and six months ended June 30, 2017 increased to $46.9 million and $92.9 million, respectively, as compared to $33.1 million and $56.2 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased $1.357 billion and $1.805 billion, respectively, for the three and six months ended June 30, 2017, as compared to the same prior year periods. The averages for the three and six months ended June 30, 2017, were favorably impacted by the Acquisition Transactions. The yield on average interest-earning assets increased to 3.97% and 3.96%, respectively, for the three and six months ended June 30, 2017, as compared to 3.94% and 3.86%, respectively, for the same prior year periods. The yields on average interest-earning assets for the three and six months ended June 30, 2017 benefited from an increase in the accretion of purchase accounting adjustments of $632,000 and $2.6 million, respectively, and the generally higher interest rate environment.
Interest Expense
Interest expense for the three and six months ended June 30, 2017 was $4.7 million and $9.2 million, respectively, as compared to $3.1 million and $5.6 million, respectively, in the corresponding prior year periods. Average interest-bearing liabilities increased $1.129 billion and $1.467 billion, respectively, for the three and six months ended June 30, 2017, as compared to the same prior year periods. For both the three and six months ended June 30, 2017, the cost of average interest-bearing liabilities increased to 0.49%, from 0.47% and 0.48%, respectively, in the corresponding prior year periods. The total cost of deposits (including non-

interest bearing deposits) was 0.28% and 0.27%, respectively, for the three and six months ended June 30, 2017, as compared to 0.25% for both the three and six months ending June 30, 2016.
Net Interest Income
Net interest income for the three and six months ended June 30, 2017 increased to $42.2 million and $83.7 million, respectively, as compared to $30.0 million and $50.6 million, respectively, for the same prior year periods, reflecting an increase in interest-earning assets. The net interest margin remained stable at 3.57% for both the three months ended June 30, 2017 and 2016, and increased to 3.56% for the six months ended June 30, 2017, from 3.47% for the same prior year period.
Provision for Loan Losses
For the three and six months ended June 30, 2017, the provision for loan losses was $1.2 million and $1.9 million, respectively, as compared to $662,000 and $1.2 million, respectively, for the corresponding prior year periods. Net loan charge-offs were $759,000 and $491,000, respectively, for the three and six months ended June 30, 2017, as compared to net loan charge-offs of $198,000 and $1.3 million, respectively, in the corresponding prior year periods. Non-performing loans increased to $16.3 million at June 30, 2017, as compared to $13.6 million at December 31, 2016. This increase was primarily due to the addition of a single commercial real estate relationship with a balance of $4.2 million, which was partly offset by the payoff of two non-performing commercial loans totaling $1.7 million.
Other Income
For the three and six months ended June 30, 2017, other income increased to $7.0 million, and $13.0 million, respectively, as compared to $4.9 million and $8.3 million, respectively, in the same prior year periods. The increases were primarily due to the impact of the Acquisition Transactions, which added $1.7 million and $3.8 million, respectively, to other income for the three and six months ended June 30, 2017, as compared to the same prior year periods. Excluding the Acquisition Transactions, the remaining increase in other income was primarily related to higher deposit related fees of $389,000 and $902,000, respectively, for the three and six months ended June 30, 2017, as compared to the same prior year periods.
Operating Expenses
Operating expenses increased to $37.1 million and $68.1 million, respectively, for the three and six months ended June 30, 2017, as compared to $28.6 million and $45.4 million, respectively, in the same prior year periods. Operating expenses for the three and six months ended June 30, 2017 included $8.6 million and $10.1 million, respectively, of merger related and branch consolidation expenses, as compared to $7.2 million and $8.6 million, respectively, in the prior year periods. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the operations of the Cape and Ocean Shore, which added $5.9 million and $17.3 million for the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2017, excluding the Acquisition Transaction expenses, there were increases in salary compensation, equipment expenses and professional fees. For the six months ended June 30, 2017, excluding the Acquisition Transaction expenses, there were increases in salary compensation, stock plan expense, equipment expenses and professional fees.
Provision for Income Taxes
The provision for income taxes was $3.2 million and $7.0 million, respectively, for the three and six months ended June 30, 2017, as compared to $1.9 million and $4.4 million, respectively, for the same prior year periods. The effective tax rate was 29.2% and 26.1%, respectively, for the three and six months ended June 30, 2017, as compared to 34.5% and 35.8%, respectively, for the same prior year periods. The lower effective tax rate for the three and six months ended June 30, 2017 resulted from the adoption of ASU 2016-09 "Compensation - Stock Compensation," which decreased income tax expense by $172,000 and $1.5 million, respectively. Excluding the impact of ASU 2016-09, the effective tax rate would have been 30.8% and 31.9% for the three and six months ended June 30, 2017, respectively. Under the ASU, the tax benefits of exercised stock options and vested stock awards are recognized as a benefit to income tax expense in the reporting period in which they occur. The tax benefit relating to the Company's stock plans was $62,000 for the year ended December 31, 2016, which was recorded directly into stockholders equity. The elevated tax benefit for the three and six months ended June 30, 2017 was related to the exercise of options assumed in the acquisitions of Cape and Ocean Shore and the increase in the Company's stock price.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (FHLB) advances and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition.

At June 30, 2017, the company had $23.0 million in outstanding overnight borrowings from the FHLB as compared to none outstanding at December 31, 2016. The Company utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $277.5 million and $250.5 million, respectively, at June 30, 2017 and December 31, 2016.
The Company’s cash needs for the six months ended June 30, 2017 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, and increased borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities. The Company’s cash needs for the six months ended June 30, 2016 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale, proceeds from maturities and calls of investment securities, proceeds from the sale of available-for-sale securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable, and to reduce borrowings.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At June 30, 2017, outstanding undrawn lines of credit totaled $514.1 million and outstanding commitments to originate loans totaled $137.0 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $338.6 million at June 30, 2017. Based upon historical experience, management estimates that a significant portion of such time deposits will remain with the Company.
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
Under the Company’s common stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the six months ended June 30, 2017 and 2016, the Company did not repurchase any shares of common stock. At June 30, 2017, there were 1,754,804 shares available to be repurchased under the stock repurchase programs authorized in July of 2014 and April of 2017.
Cash dividends on common stock declared and paid during the first six months of 2017 were $9.6 million, as compared to $5.5 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the Acquisition Transactions. On July 27, 2017, the Company's Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend is payable on August 18, 2017 to stockholders of record at the close of business on August 7, 2017.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. During the first quarter of 2017, the Company received notice from the Federal Reserve Bank of Philadelphia that it did not object to the payment of $32.0 million in dividends from the Bank to the Company over the year, although the Federal Reserve Bank reserved the right to revoke the notice of non-objection at any time if a safety and soundness concern arises. For the six months ended June 30, 2017, the Company received a dividend payment of $8.0 million from the Bank and $24.0 remained to be paid. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At June 30, 2017, OceanFirst Financial Corp. held $20.3 million in cash.

As of June 30, 2017 and December 31, 2016, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (in thousands):

As of June 30, 2017	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$461,085	9.10%	$202,698	4.000%		$253,372	5.00%
Common equity Tier 1 (to risk-weighted assets)	461,085	12.95	204,685	5.750	(1)	231,383	6.50
Tier 1 capital (to risk-weighted assets)	461,085	12.95	258,081	7.250	(1)	284,780	8.00
Total capital (to risk-weighted assets)	478,269	13.44	329,276	9.250	(1)	355,974	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$450,472	8.88%	$202,922	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	438,041	12.29	204,912	5.750	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	450,472	12.64	258,367	7.250	(1)	N/A	N/A
Total capital (to risk-weighted assets)	502,656	14.10	329,640	9.250	(1)	N/A	N/A

As of December 31, 2016	Actual			For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio		Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$450,414	10.19%	(3)	$176,856	4.000%		$221,070	5.00%
Common equity Tier 1 (to risk-weighted assets)	450,414	12.81		180,178	5.125	(2)	228,519	6.50
Tier 1 capital (to risk-weighted assets)	450,414	12.81		232,913	6.625	(2)	281,254	8.00
Total capital (to risk-weighted assets)	466,224	13.26		303,227	8.625	(2)	351,567	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$440,552	9.96%	(3)	$176,897	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	426,855	12.12		180,512	5.125	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	440,552	12.51		233,345	6.625	(2)	N/A	N/A
Total capital (to risk-weighted assets)	491,362	13.95		303,788	8.625	(2)	N/A	N/A
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
At June 30, 2017, the Company maintained tangible common equity of $429.0 million, for a tangible common equity to assets ratio of 8.51%. At December 31, 2016, the Company maintained tangible common equity of $416.1 million, for a tangible common equity to assets ratio of 8.30%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At June 30, 2017 and December 31, 2016, the reserve for repurchased loans and loss sharing obligations amounted to $763,000 and $846,000, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2017 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$409,214	$139,990	$162,601	$50,000	$56,623
Commitments to Fund Undrawn Lines of Credit
Commercial	309,907	309,907	—	—	—
Consumer/Construction	204,218	204,218	—	—	—
Commitments to Originate Loans	136,991	136,991	—	—	—
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

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$68	$441
Commercial real estate – owner occupied	943	2,414
Commercial real estate – investor	5,608	521
Residential mortgage	7,936	8,126
Home equity loans and lines	1,706	2,064
Total non-performing loans	16,261	13,566
Other real estate owned	8,898	9,803
Total non-performing assets	$25,159	$23,369
Purchased credit impaired loans (“PCI”)	$4,969	$7,575
Delinquent loans 30-89 days	$25,224	$22,598
Allowance for loan losses as a percent of total loans receivable	0.42%	0.40%
Allowance for loan losses as a percent of total non-performing loans	101.82	111.92
Non-performing loans as a percent of total loans receivable	0.42	0.35
Non-performing assets as a percent of total assets	0.48	0.45

The Company’s non-performing loans totaled $16.3 million at June 30, 2017, as compared to $13.6 million at December 31, 2016. Included in the non-performing loans total was $1.3 million and $3.5 million of troubled debt restructured (“TDR”) loans at June 30, 2017 and December 31, 2016, respectively. The increase in total non-performing loans was primarily due to the addition of a single commercial real estate relationship with a balance of $4.2 million, which was partially offset by the payoff of two non-performing commercial loans totaling $1.7 million. An increase in non-performing residential mortgage loans in the first quarter of 2017 was largely offset by the bulk sale of non-performing residential loans in the second quarter of 2017. Non-performing loans do not include $5.0 million of PCI loans acquired from Ocean Shore, Cape, and Colonial American Bank ("Colonial American"). At June 30, 2017, the allowance for loan losses totaled $16.6 million, or 0.42% of total loans, as compared to $15.2 million, or 0.40% of total loans at December 31, 2016. These ratios exclude existing fair value credit marks on acquired loans of $21.8 million and $26.0 million, respectively, at June 30, 2017 and December 31, 2016. These loans were acquired at fair value with no related allowances for loan losses. OREO includes $7.0 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	June 30, 2017	December 31, 2016
Special Mention	$22,209	$15,692
Substandard	60,752	70,543

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2017, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2017, the Company’s one-year gap was negative 2.40% as compared to negative 3.47% at December 31, 2016. These results were within Board approved policy guidelines.

At March 31, 2017	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$63,215	$988	$2,950	$—	$—	$67,153
Investment securities	66,383	22,519	62,524	66,646	58,282	276,354
Mortgage-backed securities	34,531	71,787	153,602	117,179	138,000	515,099
FHLB stock	—	—	—	—	20,358	20,358
Loans receivable (2)	607,197	809,192	1,244,109	677,591	543,076	3,881,165
Total interest-earning assets	771,326	904,486	1,463,185	861,416	759,716	4,760,129
Interest-bearing liabilities:
Money market deposit accounts	23,730	26,040	60,446	49,301	219,021	378,538
Savings accounts	85,865	55,892	116,235	91,038	328,909	677,939
Interest-bearing checking accounts	1,038,044	59,246	128,821	96,766	404,951	1,727,828
Time deposits	101,088	237,533	175,570	102,764	5,592	622,547
FHLB advances	23,482	41,458	162,601	50,000	—	277,541
Securities sold under agreements to repurchase and other borrowings	97,550	—	—	34,123	—	131,673
Total interest-bearing liabilities	1,369,759	420,169	643,673	423,992	958,473	3,816,066
Interest sensitivity gap (3)	$(598,433)	$484,317	$819,512	$437,424	$(198,757)	$944,063
Cumulative interest sensitivity gap	$(598,433)	$(114,116)	$705,396	$1,142,820	$944,063	$944,063
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(12.58)%	(2.40)%	14.81%	24.00%	19.83%	19.83%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2017 and December 31, 2016. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2016 Form 10-K.

	June 30, 2017					December 31, 2016
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$778,301	0.9%	16.0%	$155,902	(8.9)%	$664,767	(1.1)%	14.1%	$156,689	(1.0)%
200	794,196	3.0	15.9	161,909	(5.4)	678,347	1.0	14.0	158,078	(0.1)
100	792,289	2.7	15.5	167,171	(2.4)	683,492	1.7	13.7	158,840	0.3
Static	771,418	—	14.7	171,215	—	671,878	—	13.2	158,309	—
(100)	667,382	(13.5)	12.5	165,633	(3.3)	620,675	(7.6)	11.9	152,007	(4.0)
The increased interest rate sensitivity of net interest income in a rising interest rate environment at June 30, 2017, as compared to December 31, 2016, is primarily the result of reducing low yield cash and short term investment balances and investing in fixed-rate securities and loans. Another factor in the increased net interest income sensitivity is a change in the assumption regarding the interest rate sensitivity of certain deposits without maturity dates. This change was made to reflect the Company's reasonable expectation of the increased sensitivity of these deposits in the face of rising interest rates.

Item 4.    Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$107,660	$301,373
Securities available-for-sale, at estimated fair value	62,154	12,224
Securities held-to-maturity, net (estimated fair value of $724,250 at June 30, 2017 and $598,119 at December 31, 2016)	720,511	598,691
Federal Home Loan Bank of New York stock, at cost	20,358	19,313
Loans receivable, net	3,868,805	3,803,443
Loans held for sale	168	1,551
Interest and dividends receivable	13,036	11,989
Other real estate owned	8,898	9,803
Premises and equipment, net	59,509	71,385
Servicing asset	181	228
Bank Owned Life Insurance	133,572	132,172
Deferred tax asset	29,804	38,787
Assets held for sale	6,114	360
Other assets	13,110	9,745
Core deposit intangible	9,887	10,924
Goodwill	148,433	145,064
Total assets	$5,202,200	$5,167,052
Liabilities and Stockholders’ Equity
Deposits	$4,176,909	$4,187,750
Securities sold under agreements to repurchase with retail customers	75,050	69,935
Federal Home Loan Bank advances	277,541	250,498
Other borrowings	56,623	56,559
Advances by borrowers for taxes and insurance	15,036	14,030
Other liabilities	13,738	16,242
Total liabilities	4,614,897	4,595,014
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 32,528,658 and 32,136,892 shares outstanding at June 30, 2017 and December 31, 2016, respectively	336	336
Additional paid-in capital	353,296	364,433
Retained earnings	258,470	238,192
Accumulated other comprehensive loss	(5,198)	(5,614)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,620)	(2,761)
Treasury stock, 1,038,114 and 1,429,880 shares at June 30, 2017 and December 31, 2016, respectively	(16,981)	(22,548)
Common stock acquired by Deferred Compensation Plan	(176)	(313)
Deferred Compensation Plan Liability	176	313
Total stockholders’ equity	587,303	572,038
Total liabilities and stockholders’ equity	$5,202,200	$5,167,052

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest income:
Loans	$42,608	$30,521	$84,350	$51,556
Mortgage-backed securities	2,791	1,708	5,451	3,123
Investment securities and other	1,480	912	3,092	1,535
Total interest income	46,879	33,141	92,893	$56,214
Interest expense:
Deposits	2,914	1,771	5,695	3,042
Borrowed funds	1,791	1,356	3,541	2,599
Total interest expense	4,705	3,127	9,236	5,641
Net interest income	42,174	30,014	83,657	50,573
Provision for loan losses	1,165	662	1,865	1,225
Net interest income after provision for loan losses	41,009	29,352	81,792	49,348
Other income:
Bankcard services revenue	1,837	1,211	3,416	2,062
Wealth management revenue	565	621	1,081	1,171
Fees and service charges	3,658	2,597	7,465	4,470
Net loss on sale of investment securities available-for-sale	—	(12)	—	(12)
Net gain on sales of loans available-for-sale	15	170	57	349
Net gain (loss) from other real estate operations	105	(313)	(628)	(719)
Income from Bank Owned Life Insurance	783	542	1,555	861
Other	10	67	23	77
Total other income	6,973	4,883	12,969	8,259
Operating expenses:
Compensation and employee benefits	15,328	11,432	31,466	19,898
Occupancy	2,641	2,011	5,409	3,637
Equipment	1,703	1,184	3,400	2,153
Marketing	730	543	1,470	794
Federal deposit insurance	705	723	1,366	1,252
Data processing	2,046	1,881	4,442	3,146
Check card processing	815	505	1,768	925
Professional fees	1,095	700	2,055	1,198
Other operating expense	2,951	2,217	5,595	3,493
Federal Home Loan Bank prepayment fee	—	136	—	136
Amortization of core deposit intangible	513	125	1,037	138
Branch consolidation expenses	5,451	—	5,484	—
Merger related expenses	3,155	7,189	4,602	8,591
Total operating expenses	37,133	28,646	68,094	45,361
Income before provision for income taxes	10,849	5,589	26,667	12,246
Provision for income taxes	3,170	1,928	6,969	4,380
Net income	$7,679	$3,661	$19,698	$7,866
Basic earnings per share	$0.24	$0.16	$0.62	$0.40
Diluted earnings per share	$0.23	$0.16	$0.59	$0.39
Average basic shares outstanding	32,122	22,478	32,014	19,694
Average diluted shares outstanding	33,138	22,880	33,111	19,996

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$7,679	$3,661	$19,698	$7,866
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $1 and tax expense of $44 in 2017, and net of tax benefit of $34 and tax expense of $37 in 2016, respectively)	(1)	(49)	63	53
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $128 and $244 in 2017 and net of tax expense of $128 and $277 in 2016, respectively)	185	186	353	402
Reclassification adjustment for losses included in net income (net of tax benefit of $5 in 2016)	—	(12)	—	(12)
Total comprehensive income	$7,863	$3,786	$20,114	$8,309
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share amounts)
Six Months Ended June 30, 2017 and 2016

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2015	$—	$336	$269,757	$229,140	$(6,241)	$(3,045)	$(251,501)	$(314)	$314	$238,446
Net income	—	—	—	7,866	—	—	—	—	—	7,866
Other comprehensive income, net of tax	—	—	—	—	443	—	—	—	—	443
Tax expense of stock plans	—	—	(260)	—	—	—	—	—	—	(260)
Stock awards	—	—	756	—	—	—	—	—	—	756
Treasury stock allocated to restricted stock plan	—	—	1,108	(114)	—	—	(994)	—	—	—
Issued 8,282,296 treasury shares to finance acquisition	—	—	36,940	—	—	—	128,961	—	—	165,901
Allocation of ESOP stock	—	—	159	—	—	142	—	—	—	301
Cash dividend $0.26 per share	—	—	—	(5,481)	—	—	—	—	—	(5,481)
Exercise of stock options	—	—	—	(516)	—	—	1,802	—	—	1,286
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	6	(6)	—
Balance at June 30, 2016	$—	$336	$308,460	$230,895	$(5,798)	$(2,903)	$(121,732)	$(308)	$308	$409,258
Balance at December 31, 2016	$—	$336	$364,433	$238,192	$(5,614)	$(2,761)	$(22,548)	$(313)	$313	$572,038
Net income	—	—	—	19,698	—	—	—	—	—	19,698
Other comprehensive income, net of tax	—	—	—	—	416	—	—	—	—	416
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Stock awards	—	—	1,204	—	—	—	—	—	—	1,204
Treasury stock allocated to restricted stock plan	—	—	(1,544)	747	—	—	797	—	—	—
Allocation of ESOP stock	—	—	332	—	—	141	—	—	—	473
Cash dividend $0.30 per share	—	—	—	(9,557)	—	—	—	—	—	(9,557)
Exercise of stock options	—	—	—	(1,739)	—	—	4,770	—	—	3,031
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	137	(137)	—
Balance at June 30, 2017	$—	$336	$353,296	$258,470	$(5,198)	$(2,620)	$(16,981)	$(176)	$176	$587,303
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$19,698	$7,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,111	2,131
Allocation of ESOP stock	473	301
Stock awards	1,204	756
Tax expense of stock plans	—	(260)
Net excess tax benefit on stock compensation	(1,543)	—
Amortization of servicing asset	47	87
Net premium amortization in excess of discount accretion on securities	1,190	849
Net amortization of deferred costs and discounts on borrowings	64	—
Amortization of core deposit intangible	1,037	138
Net accretion of purchase accounting adjustments	(4,061)	(1,431)
Net amortization of deferred costs and discounts on loans	172	26
Provision for loan losses	1,865	1,225
Net loss on sale of other real estate owned	379	145
Write down of fixed assets held for sale to net realizable value	4,982	—
Net loss on sale of fixed assets	7	—
Net loss on sales of available-for-sale securities	—	12
Net gain on sales of loans	(57)	(349)
Proceeds from sales of mortgage loans held for sale	2,830	19,555
Mortgage loans originated for sale	(1,390)	(21,819)
Increase in value of Bank Owned Life Insurance	(1,555)	(861)
Increase in interest and dividends receivable	(1,047)	(756)
Decrease in other assets	3,754	9,172
Decrease in other liabilities	(961)	(857)
Total adjustments	10,501	8,064
Net cash provided by operating activities	30,199	15,930
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(48,758)	9,648
Purchase of loans receivable	(16,627)	(12,942)
Purchase of investment securities available-for-sale	(49,812)	—
Purchase of investment securities held-to-maturity	(77,144)	—
Purchase of mortgage-backed securities held-to-maturity	(100,015)	—
Proceeds from maturities and calls of investment securities held-to-maturity	7,375	19,635
Proceeds from sales of securities available-for-sale	—	59,211
Principal repayments on mortgage-backed securities held-to-maturity	47,361	31,037
Proceeds from Bank Owned Life Insurance	155	155
Proceeds from the redemption of Federal Home Loan Bank of New York stock	3,740	26,559
Purchases of Federal Home Loan Bank of New York stock	(4,785)	(20,927)
Proceeds from sales of other real estate owned	1,500	1,714
Purchases of premises and equipment	(1,991)	(1,381)
Cash (received) acquired, net of cash consideration paid for acquisition	—	(477)
Cash acquired, net of cash paid for branch acquisition	—	16,727
Net cash (used in) provided by investing activities	(239,001)	128,959

Continued

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(10,331)	$24,496
Increase (decrease) in short-term borrowings	28,114	(116,400)
Proceeds from Federal Home Loan Bank advances	5,000	55,000
Repayments of Federal Home Loan Bank advances	(957)	(73,048)
Repayments of other borrowings	—	(10,000)
Increase in advances by borrowers for taxes and insurance	1,006	1,778
Exercise of stock options	3,031	1,286
Payment of employee taxes withheld from stock awards	(1,217)	(244)
Dividends paid	(9,557)	(5,481)
Net cash provided by (used in) financing activities	15,089	(122,613)
Net (decrease) increase in cash and due from banks	(193,713)	22,276
Cash and due from banks at beginning of period	301,373	43,946
Cash and due from banks at end of period	$107,660	$66,222
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,702	$5,507
Income taxes	2	4,664
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	565	679
Net loan charge-offs	491	1,269
Transfer of premises and equipment to assets held-for-sale	5,754	—
Transfer of loans receivable to other real estate owned	1,317	888
Acquisition:
Non-cash assets acquired:
Securities	$—	$212,156
Federal Home Loan Bank of New York stock	—	6,782
Loans	—	1,156,980
Premises & equipment	—	21,723
Other real estate owned	—	1,935
Deferred tax asset	—	22,054
Other assets	—	61,793
Goodwill and other intangible assets, net	—	68,739
Total non-cash assets acquired	$—	$1,552,162
Liabilities assumed:
Deposits	$—	$1,248,367
Federal Home Loan Bank advances	—	124,466
Other liabilities	—	12,951
Total liabilities assumed	$—	$1,385,784
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Risk Management, Inc. and OceanFirst Bank (the “Bank”), and the Bank's subsidiaries.
On May 18, 2017, a new subsidiary of the Company was incorporated under the name OceanFirst Risk Management, Inc. OceanFirst Risk Management, Inc. is a captive insurance subsidiary which insures various liability and property damage policies for the Company and its related subsidiaries.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for all of 2017. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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
The following table presents the assets acquired and liabilities assumed as of March 11, 2016 and the fair value estimates (in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$16,727
Loans	9
Other assets	15
Core deposit intangible	66
Total assets acquired	$16,817
Liabilities assumed:
Deposits	$16,957
Other liabilities	138
Total liabilities assumed	$17,095
Goodwill	$278

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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Cape, net of total consideration paid (in thousands):

At May 2, 2016
(in thousands)	Fair Value
Total Purchase Price:	$196,403
Assets acquired:
Cash and cash equivalents	$30,025
Securities and Federal Home Loan Bank Stock	218,938
Loans	1,156,719
Premises and equipment	25,999
Other real estate owned	1,683
Deferred tax asset	17,826
Other assets	61,793
Core deposit intangible	3,718
Total assets acquired	$1,516,701
Liabilities assumed:
Deposits	$(1,248,367)
Borrowings	(124,466)
Other liabilities	(12,767)
Total liabilities assumed	$(1,385,600)
Net assets acquired	$131,101
Goodwill recorded in the merger	$65,302

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties becomes available. On May 2, 2017, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Ocean Shore Holding Co. Acquisition
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Co. ("Ocean Shore"), which after purchase accounting adjustments added $994.6 million to assets, $773.9 million to loans, and $875.1 million to deposits. Total consideration paid for Ocean Shore was $180.7 million, including cash consideration of $28.4 million. Ocean Shore was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Ocean Shore, net of total consideration paid (in thousands):

At November 30, 2016
(in thousands)	Estimated Fair Value
Total Purchase Price:	$180,732
Assets acquired:
Cash and cash equivalents	$60,871
Securities and Federal Home Loan Bank Stock	94,133
Loans	773,900
Premises and equipment	15,068
Other real estate owned	1,044
Deferred tax asset	6,724
Other assets	35,364
Core deposit intangible	7,506
Total assets acquired	$994,610
Liabilities assumed:
Deposits	$(875,073)
Borrowings	(3,694)
Other liabilities	(16,166)
Total liabilities assumed	$(894,933)
Net assets acquired	$99,677
Goodwill recorded in the merger	$81,055
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Cape and Ocean Shore acquisitions were as follows. Refer to Note 8, Fair Value Measurements, for a discussion of the fair value hierarchy.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $66,000, $3.7 million, $7.5 million, for the branch, Cape, and Ocean Shore acquisitions, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares issued net of Treasury shares	32,500	22,861	32,410	20,083
Less: Unallocated ESOP shares	(315)	(349)	(319)	(353)
Unallocated incentive award shares and shares held by deferred compensation plan	(63)	(34)	(77)	(36)
Average basic shares outstanding	32,122	22,478	32,014	19,694
Add: Effect of dilutive securities:
Stock options	999	382	1,080	282
Shares held by deferred compensation plan	17	20	17	20
Average diluted shares outstanding	33,138	22,880	33,111	19,996
For the three months ended June 30, 2017 and 2016, antidilutive stock options of 480,000 and 1,310,000, respectively, were excluded from earnings per share calculations. For the six months ended June 30, 2017 and 2016, antidilutive stock options of 200,000 and 1,317,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2017, and December 31, 2016, are as follows (in thousands):

	At June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$62,365	$103	$(314)	$62,154
Held-to-maturity:
Investment securities:
U.S. agency obligations	$14,964	$67	$—	$15,031
State and municipal obligations	114,123	577	(402)	114,298
Corporate debt securities	76,041	325	(3,812)	72,554
Other investments	8,861	—	(191)	8,670
Total investment securities	213,989	969	(4,405)	210,553
Mortgage-backed securities:
FHLMC	178,287	351	(1,752)	176,886
FNMA	245,469	1,903	(1,737)	245,635
GNMA	84,091	147	(393)	83,845
SBA	7,252	79	—	7,331
Total mortgage-backed securities	515,099	2,480	(3,882)	513,697
Total held-to-maturity	$729,088	$3,449	$(8,287)	$724,250
Total securities	$791,453	$3,552	$(8,601)	$786,404

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,542	$—	$(318)	$12,224
Held-to-maturity:
Investment securities:
U.S. agency obligations	$19,960	$69	$—	$20,029
State and municipal obligations	39,155	10	(856)	38,309
Corporate debt securities	77,057	85	(6,001)	71,141
Other investments	8,778	—	(228)	8,550
Total investment securities	144,950	164	(7,085)	138,029
Mortgage-backed securities:
FHLMC	144,016	195	(2,457)	141,754
FNMA	217,445	2,175	(2,524)	217,096
GNMA	92,475	119	(364)	92,230
SBA	8,947	28	—	8,975
Total mortgage-backed securities	462,883	2,517	(5,345)	460,055
Total held-to-maturity	$607,833	$2,681	$(12,430)	$598,084
Total securities	$620,375	$2,681	$(12,748)	$610,308

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at June 30, 2017, and December 31, 2016, are as follows (in thousands):

	June 30, 2017	December 31, 2016
Amortized cost	$729,088	$607,833
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	4,770	4,205
Carrying value	$720,511	$598,691
There were no realized gains or losses on the sale of securities for the three and six months ended June 30, 2017. There were $75,000 in realized gains and $87,000 in realized losses on the sale of available-for-sale securities for the three and six months ended June 30, 2016, respectively.
The amortized cost and estimated fair value of investment securities at June 30, 2017 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2017, investment securities with an amortized cost of $60.5 million and estimated fair value of $56.8 million were callable prior to the maturity date.

June 30, 2017	Amortized Cost	Estimated Fair Value
Less than one year	$28,955	$28,936
Due after one year through five years	132,163	132,089
Due after five years through ten years	76,375	75,343
Due after ten years	30,000	27,669
	$267,493	$264,037
Other investments which consist of two open-end funds are excluded from the above table since there are no contractual maturity dates. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized loss of securities available-for-sale and held-to-maturity at June 30, 2017 and December 31, 2016, segregated by the duration of the unrealized loss, are as follows (in thousands):

	At June 30, 2017
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$37,272	$(314)	$—	$—	$37,272	$(314)
Held-to-maturity:
Investment securities:
State and municipal obligations	61,001	(400)	250	(2)	61,251	(402)
Corporate debt securities	7,019	(31)	51,219	(3,781)	58,238	(3,812)
Other investments	8,670	(191)	—	—	8,670	(191)
Total investment securities	76,690	(622)	51,469	(3,783)	128,159	(4,405)
Mortgage-backed securities:
FHLMC	84,056	(1,079)	25,232	(673)	109,288	(1,752)
FNMA	124,334	(1,454)	10,481	(283)	134,815	(1,737)
GNMA	63,965	(393)	—	—	63,965	(393)
Total mortgage-backed securities	272,355	(2,926)	35,713	(956)	308,068	(3,882)
Total held-to-maturity	349,045	(3,548)	87,182	(4,739)	436,227	(8,287)
Total securities	$386,317	$(3,862)	$87,182	$(4,739)	$473,499	$(8,601)

	At December 31, 2016
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,224	$(318)	$—	$—	$12,224	$(318)
Held-to-maturity:
Investment securities:
State and municipal obligations	32,995	(856)	—	—	32,995	(856)
Corporate debt securities	12,450	(120)	49,119	(5,881)	61,569	(6,001)
Other Investments	8,551	(228)	—	—	8,551	(228)
Total investment securities	53,996	(1,204)	49,119	(5,881)	103,115	(7,085)
Mortgage-backed securities:
FHLMC	102,461	(1,665)	26,898	(792)	129,359	(2,457)
FNMA	124,403	(2,185)	8,925	(339)	133,328	(2,524)
GNMA	79,116	(364)	—	—	79,116	(364)
Total mortgage-backed securities	305,980	(4,214)	35,823	(1,131)	341,803	(5,345)
Total held-to-maturity	359,976	(5,418)	84,942	(7,012)	444,918	(12,430)
Total securities	$372,200	$(5,736)	$84,942	$(7,012)	$457,142	$(12,748)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At June 30, 2017, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
BankAmerica Capital	$15,000	$14,038	Ba1/BB+
Chase Capital	10,000	9,425	Baa2/BBB-
Wells Fargo Capital	5,000	4,712	A1/BBB+
Huntington Capital	5,000	4,481	Baa2/BB
Keycorp Capital	5,000	4,619	Baa2/BB+
PNC Capital	5,000	4,687	Baa1/BBB-
State Street Capital	5,000	4,669	A3/BBB
SunTrust Capital	5,000	4,588	Not Rated/BB+
	$55,000	$51,219

At June 30, 2017, the estimated fair value of each of the above corporate debt securities was below cost. However, the estimated fair value of these corporate debt securities has increased over the past several years. These corporate debt securities are issued by other financial institutions with credit ratings ranging from a high of A1 to a low of BB as rated by one of the internationally-recognized credit rating services. These floating-rate corporate debt securities were purchased in 1998 and have paid coupon interest continuously since issuance. Floating-rate corporate debt securities such as these pay a fixed interest rate spread over 90-day LIBOR. Following the purchase of these securities, the required interest rate spread increased for these types of securities causing a decline in the market price. The Company concluded that these corporate debt securities were only temporarily impaired at June 30, 2017. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. All of the financial institutions are also considered well-capitalized. Credit spreads have now decreased for these types of securities and market prices have improved. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. The Company has held the securities continuously since 1998 and expects to receive its full principal at maturity in 2028 or prior if called by the issuer. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association ("GNMA"), or the Small Business Administration ("SBA") corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at June 30, 2017.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Commercial:
Commercial and industrial	$193,625	$152,569
Commercial real estate – owner occupied	556,180	534,214
Commercial real estate – investor	1,120,942	1,132,075
Total commercial	1,870,747	1,818,858
Consumer:
Residential mortgage	1,665,862	1,647,154
Residential construction	78,339	65,319
Home equity loans and lines	282,402	288,991
Other consumer	1,267	1,564
Total consumer	2,027,870	2,003,028
	3,898,617	3,821,886
Purchased credit impaired (“PCI”) loans	4,969	7,575
Total Loans	3,903,586	3,829,461
Loans in process	(22,589)	(14,249)
Deferred origination costs, net	4,365	3,414
Allowance for loan losses	(16,557)	(15,183)
Total loans, net	$3,868,805	$3,803,443

At June 30, 2017 and December 31, 2016, loans in the amount of $16.3 million and $13.6 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $5.6 million at June 30, 2017. The amount of foreclosed residential real estate property held by the Company was $811,000 at June 30, 2017.
The Company defines an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At June 30, 2017, the impaired loan portfolio totaled $41.3 million for which there was a specific allocation in the allowance for loan losses of $616,000. At December 31, 2016, the impaired loan portfolio totaled $31.0 million for which there was a specific allocation in the allowance for loan losses of $510,000. The average balance of impaired loans for the three and six months ended June 30, 2017 and 2016 was $37.9 million and $34.2 million, respectively and $35.6 million and $34.4 million, respectively, for the same prior year periods.
An analysis of the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$16,151	$16,214	$15,183	$16,722
Provision charged to operations	1,165	662	1,865	1,225
Charge-offs	(1,299)	(223)	(1,504)	(1,395)
Recoveries	540	25	1,013	126
Balance at end of period	$16,557	$16,678	$16,557	$16,678

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$1,569	$3,449	$7,361	$1,136	$2,080	$556	$16,151
Provision (benefit) charged to operations	639	(342)	1,090	(244)	160	(138)	1,165
Charge-offs	(1,152)	(23)	(84)	(40)	—	—	(1,299)
Recoveries	436	13	—	78	13	—	540
Balance at end of period	$1,492	$3,097	$8,367	$930	$2,253	$418	$16,557
For the three months ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,555	$2,363	$4,302	$1,081	$1,380	$533	$16,214
Provision (benefit) charged to operations	(480)	390	410	70	(127)	399	662
Charge-offs	(74)	(42)	—	(63)	(44)	—	(223)
Recoveries	5	—	1	19	—	—	25
Balance at end of period	$6,006	$2,711	$4,713	$1,107	$1,209	$932	$16,678
For the six months ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Provision (benefit) charged to operations	12	48	2,083	(224)	(41)	(13)	1,865
Charge-offs	(1,201)	(73)	(84)	(58)	(88)	—	(1,504)
Recoveries	436	123	7	102	345	—	1,013
Balance at end of period	$1,492	$3,097	$8,367	$930	$2,253	$418	$16,557
For the six months ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Provision (benefit) charged to operations	(491)	1,429	(170)	30	(272)	699	1,225
Charge-offs	(152)	(1,010)	—	(66)	(167)	—	(1,395)
Recoveries	59	—	10	48	9	—	126
Balance at end of period	$6,006	$2,711	$4,713	$1,107	$1,209	$932	$16,678
June 30, 2017
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$616	$—	$—	$—	$616
Collectively evaluated for impairment	1,492	3,097	7,751	930	2,253	418	15,941
Total ending allowance balance	$1,492	$3,097	$8,367	$930	$2,253	$418	$16,557
Loans:
Loans individually evaluated for impairment	$13,098	$10,896	$13,861	$2,512	$923	$—	$41,290
Loans collectively evaluated for impairment	1,731,103	545,284	1,107,081	281,157	192,702	—	3,857,327
Total ending loan balance	$1,744,201	$556,180	$1,120,942	$283,669	$193,625	$—	$3,898,617

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Residential Real Estate	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Consumer	Commercial and Industrial	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$266	$—	$119	$125	$—	$—	$510
Collectively evaluated for impairment	1,979	2,999	6,242	985	2,037	431	14,673
Total ending allowance balance	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Loans:
Loans individually evaluated for impairment	$13,306	$11,123	$3,789	$2,556	$268	$—	$31,042
Loans collectively evaluated for impairment	1,699,167	523,091	1,128,286	287,999	152,301	—	3,790,844
Total ending loan balance	$1,712,473	$534,214	$1,132,075	$290,555	$152,569	$—	$3,821,886

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of impaired loans at June 30, 2017, and December 31, 2016, is as follows, excluding PCI loans (in thousands):

	June 30, 2017	December 31, 2016
Impaired loans with no allocated allowance for loan losses	$36,729	$25,228
Impaired loans with allocated allowance for loan losses	4,561	5,814
	$41,290	$31,042
Amount of the allowance for loan losses allocated	$616	$510
At June 30, 2017, impaired loans included troubled debt restructured (“TDR”) loans of $35.4 million, of which $34.1 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2016, impaired loans included TDR loans of $30.5 million, of which $27.0 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.
The summary of loans individually evaluated for impairment by loan portfolio segment as of June 30, 2017, and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of June 30, 2017
With no related allowance recorded:
Residential real estate	$13,619	$13,098	$—
Commercial real estate – owner occupied	11,578	10,896	—
Commercial real estate – investor	10,266	9,300
Consumer	2,995	2,512	—
Commercial and industrial	955	923	—
	$39,413	$36,729	$—
With an allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	4,563	4,561	616
Consumer	—	—	—
Commercial and industrial	—	—	—
	$4,563	$4,561	$616
As of December 31, 2016
With no related allowance recorded:
Residential real estate	$9,848	$9,694	$—
Commercial real estate – owner occupied	11,886	11,123	—
Commercial real estate – investor	2,239	1,897	—
Consumer	2,559	2,246	—
Commercial and industrial	300	268	—
	$26,832	$25,228	$—
With an allowance recorded:
Residential real estate	$3,998	$3,612	$266
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	2,011	1,892	119
Consumer	581	310	125
Commercial and industrial	—	—	—
	$6,590	$5,814	$510

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$10,929	$187	$12,852	$135
Commercial real estate – owner occupied	10,830	24	15,711	154
Commercial real estate – investor	5,655	221	282	5
Consumer	2,375	42	1,948	29
Commercial and industrial	596	19	270	—
	$30,385	$493	$31,063	$323
With an allowance recorded:
Residential real estate	$2,156	$—	$635	$9
Commercial real estate – owner occupied	—	—	1,637	—
Commercial real estate – investor	5,249	13	726	—
Consumer	142	—	115	—
Commercial and industrial	—	—	—	—
	$7,547	$13	$3,113	$9

	Six months ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$10,517	$273	$12,948	$258
Commercial real estate – owner occupied	10,927	185	15,778	287
Commercial real estate – investor	4,402	247	314	7
Consumer	2,332	70	2,059	58
Commercial and industrial	486	24	270	—
	$28,664	$799	$31,369	$610
With an allowance recorded:
Residential real estate	$2,641	$62	$636	$15
Commercial real estate – owner occupied	—	—	1,624	—
Commercial real estate – investor	4,130	68	684	—
Consumer	198	6	100	3
Commercial and industrial	—	—	—	—
	$6,969	$136	$3,044	$18
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of June 30, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	June 30, 2017	December 31, 2016
Residential real estate	$7,936	$8,126
Commercial real estate – owner occupied	943	2,414
Commercial real estate – investor	5,608	521
Consumer	1,706	2,064
Commercial and industrial	68	441
	$16,261	$13,566

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2017
Residential real estate	$8,685	$1,970	$6,730	$17,385	$1,726,816	$1,744,201
Commercial real estate – owner occupied	682	4,898	849	6,429	549,751	556,180
Commercial real estate – investor	2,732	4,506	5,522	12,760	1,108,182	1,120,942
Consumer	1,756	497	1,178	3,431	280,238	283,669
Commercial and industrial	165	275	228	668	192,957	193,625
	$14,020	$12,146	$14,507	$40,673	$3,857,944	$3,898,617
December 31, 2016
Residential real estate	$9,532	$3,038	$7,159	$19,729	$1,692,744	$1,712,473
Commercial real estate – owner occupied	3,962	1,032	890	5,884	528,330	534,214
Commercial real estate – investor	—	—	521	521	1,131,554	1,132,075
Consumer	1,519	436	1,963	3,918	286,637	290,555
Commercial and industrial	5,548	181	384	6,113	146,456	152,569
	$20,561	$4,687	$10,917	$36,165	$3,785,721	$3,821,886
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
As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands) is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017
Commercial real estate – owner occupied	$534,237	$4,419	$17,524	$—	$556,180
Commercial real estate – investor	1,087,710	10,749	22,483	—	1,120,942
Commercial and industrial	187,021	3,547	3,057	—	193,625
	$1,808,968	$18,715	$43,064	$—	$1,870,747
December 31, 2016
Commercial real estate – owner occupied	$501,652	$7,680	$24,882	$—	$534,214
Commercial real estate – investor	1,106,747	713	24,615	—	1,132,075
Commercial and industrial	150,474	757	1,338	—	152,569
	$1,758,873	$9,150	$50,835	$—	$1,818,858

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
June 30, 2017
Performing	$1,736,265	$281,963
Non-performing	7,936	1,706
	$1,744,201	$283,669
December 31, 2016
Performing	$1,704,347	$288,491
Non-performing	8,126	2,064
	$1,712,473	$290,555
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Included in the non-accrual loan total at June 30, 2017 and December 31, 2016 were $1.3 million and $3.5 million of troubled debt restructurings. At June 30, 2017, the Company had no specific reserves allocated to loans that are classified as troubled debt restructurings. At December 31, 2016, the Company had allocated $510,000 of specific reserves to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at June 30, 2017 and December 31, 2016, which totaled $34.1 million and $27.0 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2017 and 2016, and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2017 and 2016, (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended June 30, 2017
Troubled Debt Restructurings:
Residential real estate	2	$658	$658
Commercial real estate - owner occupied	1	966	966
Commercial real estate - investor	2	5,036	5,011
Commercial and industrial	1	665	665

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2017
Troubled Debt Restructurings:
Residential real estate	4	$1,026	$999
Commercial real estate - owner occupied	3	2,609	2,609
Commercial real estate – investor	3	5,662	5,784
Commercial and industrial	1	665	665

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended June 30, 2016
Troubled Debt Restructurings:
Residential real estate	1	$29	$29
Consumer	2	63	63

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2016
Troubled Debt Restructurings:
Residential real estate	2	$219	$218
Commercial real estate – investor	1	256	270
Consumer	2	63	63

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

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
The following table summarizes the changes in accretable yield for PCI loans during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017	Six months ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Beginning balance	$693	$749	$66	$75
Acquisition	—	—	1,040	1,040
Accretion	(152)	(314)	(95)	(104)
Reclassification from non-accretable difference	924	1,030	—	—
Ending balance	$1,465	$1,465	$1,011	$1,011

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at June 30, 2017 and December 31, 2016 were as follows (in thousands):

Type of Account	June 30, 2017	December 31, 2016
Non-interest-bearing	$770,057	$782,504
Interest-bearing checking	1,727,828	1,626,713
Money market deposit	378,538	458,911
Savings	677,939	672,519
Time deposits	622,547	647,103
Total deposits	$4,176,909	$4,187,750
Included in time deposits at June 30, 2017 and December 31, 2016, is $262.0 million and $269.0 million, respectively, in deposits of $100,000 and over.

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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective in developing this new ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The update requires equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a quantitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2017 and it did not have a material impact on the Company's consolidated financial statements, resulting in a balance sheet reclassification.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.”  This ASU is intended to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period.   A retrospective transition method should be applied to each period presented, unless it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” This ASU narrows the definition of a business and clarifies that, to be considered a business, the fair value of the gross assets acquired (or disposed of) may not be substantially all concentrated in a single identifiable asset or group of similar assets. In addition, in order to be considered a business, a set of activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU is effective for fiscal years beginning after December 15, 2017; early adoption is permitted on a limited basis. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” This ASU intends to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit's fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019; early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” This ASU requires the amortization of premiums to the earliest call date on debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates. This ASU does not impact securities held as a discount, as the discount continues to be amortized to the contractual maturity. The guidance is effective for fiscal years beginning December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2017. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

		Fair Value Measurements at Reporting Date Using:
June 30, 2017	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$62,154	$—	$62,154	$—
Items measured on a non-recurring basis:
Other real estate owned	8,898	—	—	8,898
Loans measured for impairment based on the fair value of the underlying collateral	8,136	—	—	8,136

		Fair Value Measurements at Reporting Date Using:
December 31, 2016	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$12,224	$—	$12,224	$—
Items measured on a non-recurring basis:
Other real estate owned	9,803	—	—	9,803
Loans measured for impairment based on the fair value of the underlying collateral	2,419	—	—	2,419

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of June 30, 2017 and December 31, 2016 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
June 30, 2017	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$107,660	$107,660	$—	$—
Securities held-to-maturity	720,511	8,670	711,924	3,656
Federal Home Loan Bank of New York stock	20,358	—	—	20,358
Loans receivable, net and mortgage loans held for sale	3,868,973	—	—	3,932,367
Financial Liabilities:
Deposits other than time deposits	3,554,362	—	3,554,362	—
Time deposits	622,547	—	618,396	—
Securities sold under agreements to repurchase with retail customers	75,050	75,050	—	—
Federal Home Loan Bank advances and other borrowings	334,164	—	332,729	—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

		Fair Value Measurements at Reporting Date Using:
December 31, 2016	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$301,373	$301,373	$—	$—
Securities held-to-maturity	598,691	8,550	586,504	3,030
Federal Home Loan Bank of New York stock	19,313	—	—	19,313
Loans receivable and mortgage loans held for sale	3,804,994	—	—	3,834,677
Financial Liabilities:
Deposits other than time deposits	3,540,647	—	3,540,647	—
Time deposits	647,103	—	644,354	—
Securities sold under agreements to repurchase with retail customers	69,935	69,935	—	—
Federal Home Loan Bank advances and other borrowings	307,057	—	304,901	—

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 9. Subsequent Event
On June 30, 2017, the Company announced an agreement to acquire Sun Bancorp, Inc. (“Sun”), headquartered in Mount Laurel, New Jersey, in a transaction valued at approximately $487 million. Under the terms of the agreement, Sun stockholders will be entitled to receive $3.78 in cash and 0.7884 shares of OceanFirst common stock, for each share of Sun common stock. The transaction is expected to close in the first quarter of 2018, subject to certain conditions, including approval by stockholders of each company, receipt of all required regulatory approvals and customary closing conditions.
The Company will be acquiring real estate in Monmouth County, New Jersey related to a back-office consolidation initiative at a purchase price of $42.5 million. The transaction is expected to close in the fourth quarter of 2017 and occupancy is expected in the first half of 2018.

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
Item 1A. Risk Factors
In addition to the risk factors relevant to the Company set forth in Part I, Item 1A, “Risk Factors,” in the 2016 Form 10-K stockholders and investors of the Company should consider the following risk factors related to the pending merger with Sun. For more information regarding the pending merger with Sun, stockholders and investors of the Company should read the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that will be filed in connection with such pending merger. There were no other material changes to risk factors relevant to the Company’s operations since December 31, 2016.
Because the market price of the Company’s common stock may fluctuate, neither the Company’s stockholders nor Sun shareholders can be certain of the market value of the stock portion of the merger consideration that will be payable by the Company to the Sun shareholders. At the time of the completion of the merger of Mercury Merger Sub Corp. into Sun (the “first-step merger”), each outstanding share of Sun common stock, except for certain shares of Sun common stock owned by Sun or the Company, will be converted into the right to receive the “merger consideration” which is either (i) the cash consideration, which is an amount in cash equal to the sum of (A) $3.78 plus (B) the product of 0.7884 multiplied by the volume weighted-average trading price of shares of common stock of the Company for the five trading days immediately prior to the effective time of the first-step merger (the “Company share closing price”), or (ii) the stock consideration, which will be a number of shares of Company common stock equal to the exchange ratio, which is the quotient of (A) the cash consideration divided by (B) the Company share closing price. The right to receive the cash consideration or the stock consideration will be made at the election of each holder of shares of Sun common stock, subject to the allocation and proration provisions of the merger agreement. The merger agreement provides that the aggregate amount of cash consideration will not exceed the product of (x) $3.78 and (y) the total number of shares of Sun common stock issued and outstanding immediately prior to the effective time of the first-step merger (the “effective time”). There will be a lapse of time between each of the date of this report, the date of the Company special meeting of its stockholders relating to the issuance of shares of Company common stock in connection with the proposed transaction with Sun (the “Company special meeting”), the date of the Sun special meeting of its shareholders in connection with the proposed transaction with the Company and the date on which the first-step merger is completed. The market value of the Company common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in the Company’s businesses, operations and prospects and regulatory considerations. Many of these factors are outside of the control of the Company.
Because the merger consideration is primarily based on the Company share closing price, any changes in the market price of Company common stock prior to the completion of the first-step merger will have a corresponding effect on the amount of per share cash consideration payable by the Company and will affect the value of the stock consideration. There will be no adjustment to the computation of the merger consideration for changes in the market price of either shares of Company common stock or shares of Sun common stock.
In addition, because the date when the proposed transactions will be completed will be later than the date of the Company special meeting, the Company stockholders will not know at the time they vote at the Company special meeting the exact value of the Company common stock that will determine the merger consideration and be issued as stock consideration. Accordingly, if the Company share closing price is higher than the market price of Company common stock on the date of the Company special meeting, the merger consideration will be greater than what the merger consideration would have been at the time the Company stockholders vote at the Company special meeting.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the proposed transaction with Sun. Before the proposed transaction with Sun can be completed, the Company and Sun must obtain approvals from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency. Other approvals, as well as waivers or consents, from regulators may also be required. In determining whether to grant these approvals, waivers and consents the regulators consider a variety of factors, including, among others, the regulatory standing of each party. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the proposed transaction or require changes to the terms of the proposed transaction. Such conditions or changes could have the effect of delaying or preventing completion of the proposed transaction with Sun or imposing additional costs on or limiting the revenues of the combined company following the completion of the proposed transaction, any of which might have an adverse effect on the combined company following the completion of the proposed transaction. However, under the terms of the merger agreement, in connection with obtaining such regulatory approvals or waivers, neither party is required to take any action, or commit to take any action, or agree to any condition or restriction, that would reasonably be expected to have a material adverse effect (measured on a scale relative to Sun) on any of the Company, Sun or the surviving corporation, after giving effect to the proposed transaction. In addition, subject to approval from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, prior to the completion of the proposed transaction, OceanFirst Bank intends to convert from a federal savings association into a national banking association, and the Company intends to cease being a savings and loan holding company and become a bank holding company. The approval process for the conversion application could delay the completion of the proposed transaction with Sun.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the proposed transaction with Sun may not be realized. The Company and Sun have operated and, until the completion of the proposed transaction, will continue to operate, independently. The success of the proposed transaction with Sun, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and Sun in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, employees and other constituents or to achieve the anticipated benefits and cost savings of the proposed transaction with Sun. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the proposed transaction with Sun may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company and/or Sun to lose customers or cause customers to remove their accounts from the Company and/or Sun and move their business to competing financial institutions. Integration efforts between the two companies, as well as the Company’s ongoing integration efforts relating to the Cape acquisition and the Ocean Shore acquisition, will also divert management attention and resources. These integration matters could have an adverse effect on each of Sun and the Company during this transition period and for an undetermined period after completion of the proposed transaction on the combined company. In addition, the actual cost savings of the proposed transaction could be less than anticipated.
Termination of the merger agreement could negatively impact the Company. If the merger agreement is terminated, there may be various consequences. For example, the Company’s businesses may have been impacted adversely by the failure to pursue other opportunities due to management’s focus on the proposed transaction with Sun, without realizing any of the anticipated benefits of completing the proposed transaction. Additionally, if the merger agreement is terminated, the market price of the Company common stock could decline to the extent that the current market prices reflect a market assumption that the proposed transaction will be completed. If the merger agreement is terminated under certain circumstances, Sun or the Company may be required to pay to the other party a termination fee of $17.045 million.
The Company will be subject to business uncertainties and contractual restrictions while the proposed transaction is pending. Uncertainty about the effect of the proposed transaction with Sun on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the proposed transaction is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the proposed transaction is pending, as certain employees may experience uncertainty about their future roles with the Company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Company’s business could be harmed. In addition, subject to certain exceptions, the Company has agreed to certain restrictive covenants.

Litigation relating to the proposed transaction with Sun could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the proposed transaction. On July 18, 2017, three purported Sun shareholders filed purported shareholder class actions in the Superior Court of New Jersey, Burlington County, Chancery Division challenging the transaction captioned Oswald v. Sun Bancorp, Inc., C 000070 17; Rumsey v. Sun Bancorp, Inc., et al., C 000071 17 and Chetcuti v. Sun Bancorp, Inc., et al., C 000072 17. The actions generally allege that members of the Sun board breached their fiduciary duties by approving the merger agreement because the transaction is procedurally flawed and financially inadequate. Plaintiffs further allege that the Company and Mercury Merger Sub Corp. aided and abetted such alleged breaches. The actions seek to enjoin the proposed transaction with Sun, as well as unspecified money damages, costs and attorneys’ fees and expense. The Company and Sun believe these allegations are without merit and they intend to vigorously defend against all claims asserted.
If the proposed transaction with Sun is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the proposed transaction. The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the first-step merger. If the proposed transaction with Sun is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the proposed transaction.
The Company has an unqualified obligation to submit to the Company stockholders for consideration the proposal with respect to the issuance of shares of the Company common stock in the proposed transaction with Sun. Sun has a similar obligation with respect to the proposal that its shareholders approve the first-step merger. In addition, the merger agreement requires each company to pay a termination fee of $17.045 million under limited circumstances. Unless the merger agreement has been terminated in accordance with its terms, each party has an unqualified obligation to submit their respective stockholder proposals to their stockholders at the applicable special meeting. The merger agreement also provides that the Company or Sun must pay a termination fee in the amount of $17.045 million in the event that the merger agreement is terminated under certain circumstances.
Holders of Company common stock will have a reduced ownership and voting interest after the first-step merger and will exercise less influence over management. Holders of Company common stock currently have the right to vote in the election of the board of directors of the Company and on other matters affecting the Company. Upon the completion of the first-step merger, each Sun shareholder who receives the stock consideration (either because such Sun shareholder elects to receive stock consideration or because of the allocation and proration provisions of the merger agreement) will become a Company stockholder. It is currently expected that the former Sun shareholders as a group will receive shares in the first-step merger constituting approximately 32% of the outstanding shares of Company common stock immediately after the first-step merger. As a result, current Company stockholders as a group will own approximately 68% of the outstanding shares of Company common stock immediately after the first-step merger. Because of this reduced ownership percentage, Company stockholders may have less influence on the management and policies of the Company than they now have on the management and policies of the Company. Upon consummation of the proposed transaction with Sun, the Company has agreed to increase the size of the board of directors of the Company and the board of directors of OceanFirst Bank to fourteen members and appoint two current members of the board of directors of Sun, to be selected by the Leadership Committee of the Company in consultation with the board of directors of the Company and the board of directors of Sun, to the board of directors of the Company and the board of directors of OceanFirst Bank. Each such appointee will be appointed to a class of the board of directors of the Company and the board of directors of OceanFirst Bank to be selected by the Company in its discretion (provided that such appointees shall be allocated among the classes as evenly as possible).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares of which 154,804 shares remain available for repurchase. On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company's outstanding common stock, or 1.6 million shares of which all shares authorized for repurchase remain available at June 30, 2017. Information regarding the Company’s common stock repurchases for the three month period ended June 30, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	—	—	—	1,754,804
May 1, 2017 through May 31, 2017	—	—	—	1,754,804
June 1, 2017 through June 30, 2017	—	—	—	1,754,804

Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information

The Company will be acquiring real estate in Monmouth County, New Jersey related to a back-office consolidation initiative at a purchase price of $42.5 million. The transaction is expected to close in the fourth quarter of 2017 and occupancy is expected in the first half of 2018.

Item 6. Exhibits

Exhibits:
2.1	Agreement and Plan of Merger, dated as of June 30, 2017, by and among OceanFirst Financial Corp., Sun Bancorp, Inc. and Mercury Merger Sub Corp. (1)
3.1	Amended Bylaws of OceanFirst
10.1	Agreement by and between John R. Garbarino and the Registrant (2)
10.2	OceanFirst Financial Corp. two year change-in-control agreement dated December 5, 2016 by and between Registrant and Angela Ho (3)
10.3	OceanFirst Bank two year change-in-control agreement dated December 5, 2016 by and between Registrant and Angela Ho (3)
10.35A
Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel III, and Steven J. Tsimbinos (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

(1) Incorporated by reference from Exhibit 2.1 to current report on Form 8-K filed July 3, 2017.
(2) Incorporated by reference from Exhibit 10.1 to current report on Form 8-K filed March 30, 2017.
(3) Incorporated by reference from Exhibit 10.2 and 10.3, respectively, to current report on Form 8-K filed March 7, 2017.
(4) Incorporated by reference from Exhibit 10.35A to current report on Form 8-K filed on June 27, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: August 9, 2017	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE: August 9, 2017	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

3.1	Amended Bylaws of OceanFirst
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.