Form 10-Q
period 2017-09-30
OCEANFIRST FINANCIAL CORP
filed 2017-11-08
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of November 3, 2017 there were 32,582,472 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2017	June 30, 2017	September 30, 2016
SELECTED FINANCIAL CONDITION DATA:
Total assets	$5,383,912	$5,202,200	$4,151,017
Loans receivable, net	3,870,109	3,868,805	3,028,696
Deposits	4,350,259	4,176,909	3,324,681
Stockholders’ equity	596,252	587,303	417,244
SELECTED OPERATING DATA:
Net interest income	43,056	42,174	33,935
Provision for loan losses	1,165	1,165	888
Other income	7,359	6,973	5,896
Operating expenses	30,733	37,133	25,026
Net income	12,817	7,679	9,128
Diluted earnings per share	0.39	0.23	0.35
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share	18.31	18.05	16.14
Tangible stockholders’ equity per common share (1)	13.47	13.19	13.42
Cash dividend per share	0.15	0.15	0.13
Stockholders’ equity to total assets	11.07%	11.29%	10.05%
Tangible stockholders’ equity to total tangible assets (1)	8.39	8.51	8.50
Return on average assets (2) (3)	0.95	0.59	0.88
Return on average stockholders’ equity (2) (3)	8.60	5.25	8.77
Return on average tangible stockholders’ equity (1) (2) (3)	11.74	7.19	10.58
Net interest rate spread	3.41	3.48	3.49
Net interest margin	3.50	3.57	3.56
Operating expenses to average assets (2) (3)	2.29	2.86	2.43
Efficiency ratio (3) (4)	60.96	75.55	62.83
Loan to deposit ratio	88.96	92.62	91.10
ASSET QUALITY:
Non-performing loans	$15,121	$16,261	$16,507
Non-performing assets	24,455	25,159	25,614
Allowance for loan losses as a percent of total loans receivable	0.42%	0.42%	0.51%
Allowance for loan losses as a percent of total non-performing loans	109.68	101.82	94.61
Non-performing loans as a percent of total loans receivable	0.39	0.42	0.54
Non-performing assets as a percent of total assets	0.45	0.48	0.62

(1)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(2)	Ratios are annualized.

(3)
Performance ratios include the adverse impact of merger related and branch consolidation expenses of $3.2 million, or $2.1 million, net of tax benefit, for the quarter ended September 30, 2017; $8.6 million, or $5.6 million, net of tax benefit, for the quarter ended June 30, 2017; and $1.3 million, or $1.1 million, net of tax benefit, for the quarter ended September 30, 2016.

(4)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank (the “Bank”), a community bank headquartered in Ocean County, New Jersey, serving business and retail customers in the central and southern New Jersey regions. The term “Company” refers to OceanFirst Financial Corp., OceanFirst Bank and all of the Bank’s subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and the actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company has attempted to mitigate the adverse impact of relatively low absolute levels of interest rates by focusing on commercial loan and core deposit growth.

Over the past two years the Company has grown significantly through acquisitions, acquiring Cape Bancorp, Inc. (“Cape”) and Ocean City Home Bank (“Ocean Shore”) (the “Acquisition Transactions”). The Acquisition Transactions added $2.5 billion in assets and $2.1 billion in deposits. In addition, on June 30, 2017, the Company announced it had entered into a definitive agreement (the “merger agreement”) to acquire Sun Bancorp, Inc. (“Sun”). At September 30, 2017, Sun had total assets of $2.2 billion, total loans of $1.6 billion and total deposits of $1.7 billion. On October 24 and 25, 2017, Sun and the Company received their respective requisite stockholder approvals for the merger.  Regulatory approval of the merger was received from the Federal Reserve Bank of Philadelphia on October 17, 2017. The regulatory application for the transaction remains under review by the Office of the Comptroller of the Currency (“OCC”).   Subject to receipt of OCC approval and other customary closing conditions, the Company expects to close the transaction in January 2018 and anticipates full integration of Sun’s branches and core operating systems in the second quarter of 2018.
Highlights of the Company’s financial results and corporate activities for the three months ended September 30, 2017 were as follows:

The Company grew deposits $173.4 million, reducing its loan to deposit ratio to 89.0%, while the cost of deposits increased only one basis point from the prior linked quarter to 0.29%.

Asset quality improved as non-performing loans decreased to $15.1 million and non-performing loans as a percentage of total loans decreased to 0.39%.

Net income for the quarter ended September 30, 2017, was $12.8 million, or $0.39 per diluted share, as compared to $9.1 million, or $0.35 per diluted share, for the corresponding prior year period. Net income for the quarters ended September 30, 2017 and 2016, included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $2.1 million and by $1.1 million, respectively, and reduced diluted earnings per share by $0.06 and $0.05, respectively. Net income increased over the prior year period primarily due to the Acquisition Transactions.

Net interest income for the three months ended September 30, 2017 increased to $43.1 million, as compared to $33.9 million for the corresponding prior year period reflecting an increase in interest-earning assets primarily due to the Acquisition Transactions.

Other income increased to $7.4 million for the three months ended September 30, 2017, as compared to $5.9 million for the corresponding prior year period. The increase was primarily due to the impact of the Acquisition Transactions, which added $1.1 million to other income. Operating expenses increased to $30.7 million for the three months ended September 30, 2017, as compared to $25.0 million in the same prior year period. Operating expenses for the three months ended September 30, 2017 included $3.2 million of merger related and branch consolidation expenses, as compared to $1.3 million in the prior year period. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Acquisition Transactions, which added $2.4 million for the three months ended September 30, 2017.

The Company declared a quarterly cash dividend on common stock. The dividend for the quarter ended September 30, 2017 of $0.15 per share will be paid on November 17, 2017 to stockholders of record on November 6, 2017.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2017 and September 30, 2016. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	FOR THE THREE MONTHS ENDED
	September 30, 2017			September 30, 2016
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$183,514	$438	0.95%	$168,045	$139	0.33%
Securities (1) and FHLB stock	817,867	4,263	2.07	533,809	2,561	1.91
Loans receivable, net (2)
Commercial	1,865,970	22,423	4.77	1,723,520	20,970	4.84
Residential	1,737,739	17,588	4.02	1,118,435	10,874	3.87
Home Equity	279,900	3,289	4.66	255,919	2,745	4.27
Other	1,112	29	10.35	1,163	18	6.16
Allowance for loan loss net of deferred loan fees	(12,370)	—	—	(13,346)	—	—
Loans Receivable, net	3,872,351	43,329	4.44	3,085,691	34,607	4.46
Total interest-earning assets	4,873,732	48,030	3.91	3,787,545	37,307	3.92
Non-interest-earning assets	460,795			316,290
Total assets	$5,334,527			$4,103,835
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,852,421	1,173	0.25%	$1,425,350	583	0.16%
Money market	389,035	299	0.30	386,490	295	0.30
Savings	672,548	59	0.03	488,749	49	0.04
Time deposits	620,308	1,595	1.02	477,496	1,156	0.96
Total	3,534,312	3,126	0.35	2,778,085	2,083	0.30
Securities sold under agreements to repurchase	74,285	30	0.16	68,540	24	0.14
FHLB Advances	264,652	1,153	1.73	264,213	1,067	1.61
Other borrowings	56,502	665	4.67	26,207	198	3.01
Total interest-bearing liabilities	3,929,751	4,974	0.50	3,137,045	3,372	0.43
Non-interest-bearing deposits	781,047			521,088
Non-interest-bearing liabilities	32,360			31,536
Total liabilities	4,743,158			3,689,669
Stockholders equity	591,369			414,166
Total liabilities and equity	$5,334,527			$4,103,835
Net interest income		$43,056			$33,935
Net interest rate spread (3)			3.41%			3.49%
Net interest margin (4)			3.50%			3.56%
Total cost of deposits (including non-interest-bearing deposits)			0.29%			0.25%

	FOR THE NINE MONTHS ENDED
	September 30, 2017			September 30, 2016
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/ COST
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$180,821	$1,058	0.78%	$86,007	$209	0.32%
Securities (1) and FHLB stock	769,932	12,186	2.12	517,051	7,149	1.85
Loans receivable, net (2)
Commercial	1,849,246	65,619	4.74	1,390,196	49,750	4.78
Residential	1,720,185	52,231	4.06	1,009,012	29,139	3.86
Home Equity	283,419	9,760	4.60	228,172	7,233	4.23
Other	1,180	69	7.82	893	41	6.13
Allowance for loan loss net of deferred loan fees	(12,338)	—	—	(13,379)	—	—
Loans Receivable, net	3,841,692	127,679	4.44	2,614,894	86,163	4.40
Total interest-earning assets	4,792,445	140,923	3.93	3,217,952	93,521	3.88
Non-interest-earning assets	461,752			236,399
Total assets	$5,254,197			$3,454,351
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,746,601	3,086	0.24%	$1,181,110	1,391	0.16%
Money market	418,681	891	0.28	280,836	546	0.26
Savings	675,684	285	0.06	413,388	117	0.04
Time deposits	628,126	4,559	0.97	386,505	3,071	1.06
Total	3,469,092	8,821	0.34	2,261,839	5,125	0.30
Securities sold under agreements to repurchase	74,729	82	0.15	76,289	78	0.14
FHLB Advances	258,147	3,340	1.73	272,405	3,351	1.64
Other borrowings	56,450	1,967	4.66	23,846	459	2.57
Total interest-bearing liabilities	3,858,418	14,210	0.49	2,634,379	9,013	0.46
Non-interest-bearing deposits	781,608			448,459
Non-interest-bearing liabilities	28,351			23,650
Total liabilities	4,668,377			3,106,488
Stockholders equity	585,820			347,863
Total liabilities and equity	$5,254,197			$3,454,351
Net interest income		$126,713			$84,508
Net interest rate spread (3)			3.44%			3.42%
Net interest margin (4)			3.54%			3.51%
Total cost of deposits (including non-interest-bearing deposits)			0.28%			0.25%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets increased by $216.9 million to $5.384 billion at September 30, 2017, from $5.167 billion at December 31, 2016. Cash and due from banks decreased by $46.1 million, to $255.3 million at September 30, 2017, from $301.4 million at December 31, 2016, as these funds were deployed into higher-yielding securities which increased $199.1 million. Loans receivable, net, increased by $66.7 million, to $3.870 billion at September 30, 2017 from $3.803 billion at December 31, 2016. Premises and equipment decreased $7.0 million at September 30, 2017, as compared to December 31, 2016, due to the consolidation of 15 branches during the nine months ended September 30, 2017. The premises and equipment at these locations were written down to their net realizable value and the remaining balance was reclassified to assets held for sale.

Deposits increased by $162.5 million, to $4.350 billion at September 30, 2017, from $4.188 billion at December 31, 2016. The loan-to-deposit ratio at September 30, 2017 was 89.0%, as compared to 90.8% at December 31, 2016.

Stockholders’ equity increased to $596.3 million at September 30, 2017, as compared to $572.0 million at December 31, 2016. At September 30, 2017, there were 1.8 million shares available for repurchase under the Company’s stock repurchase programs. In the nine months ended September 30, 2017, the Company did not repurchase any shares under these repurchase programs. Tangible stockholders’ equity per common share increased to $13.47 at September 30, 2017, as compared to $12.95 at December 31, 2016.
Comparison of Operating Results for the three and nine months ended September 30, 2017 and September 30, 2016
General
On May 2, 2016, the Company completed its acquisition of Cape and its results of operations are included in the consolidated results for the three and nine months ended September 30, 2017, but are excluded from the results of operations for the period from January 1, 2016 to May 1, 2016.
On November 30, 2016, the Company completed its acquisition of Ocean Shore and its results of operations are included in the consolidated results for the three and nine months ended September 30, 2017, but are excluded from the results of operations for the three and nine months ended September 30, 2016.
Net income for the quarter ended September 30, 2017, was $12.8 million, or $0.39 per diluted share, as compared to $9.1 million, or $0.35 per diluted share, for the corresponding prior year period. Net income for the nine months ended September 30, 2017 was $32.5 million, or $0.98 per diluted share, as compared to net income of $17.0 million, or $0.77 per diluted share, for the corresponding prior year period. Net income for the three and nine months ended September 30, 2017 includes merger related and branch consolidation expenses and for the nine months ended September 30, 2017, also includes the acceleration of stock award expense due to the retirement of a director. These items decreased net income, net of tax benefit, for the three and nine months ended September 30, 2017, by $2.1 million and $8.8 million, respectively. Net income for the three and nine months ended September 30, 2016 includes merger related expenses of $1.3 million and $9.9 million, respectively. The after-tax impact of these items reduced diluted earnings per share by $0.06 and $0.27 for the three and nine months ended September 30, 2017, respectively, and by $0.05 and $0.34, respectively, for the same prior year periods. Excluding these items, net income for the three and nine ended September 30, 2017 increased over the prior year periods primarily due to the Acquisition Transactions. In addition, in the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation” which resulted in decreases in income tax expense for the three and nine months ended September 30, 2017, of $158,000 and $1.7 million, respectively.
Interest Income
Interest income for the three and nine months ended September 30, 2017 increased to $48.0 million and $140.9 million, respectively, as compared to $37.3 million and $93.5 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased $1.086 billion and $1.574 billion, respectively, for the three and nine months ended September 30, 2017, as compared to the same prior year periods. The averages for the three and nine months ended September 30, 2017, were favorably impacted by the Acquisition Transactions. The yields on average interest-earning assets decreased to 3.91% and increased to 3.93%, respectively, for the three and nine months ended September 30, 2017, from 3.92% and 3.88%, respectively, for the same prior year periods.
Interest Expense
Interest expense for the three and nine months ended September 30, 2017 was $5.0 million and $14.2 million, respectively, as compared to $3.4 million and $9.0 million, respectively, in the corresponding prior year periods. Average interest-bearing liabilities increased $792.7 million and $1.224 billion, respectively, for the three and nine months ended September 30, 2017, as compared to the same prior year periods. For the three and nine months ended September 30, 2017, the cost of average interest-bearing liabilities increased to 0.50% and 0.49%, respectively, from 0.43% and 0.46%, respectively, in the corresponding prior year periods.

The total cost of deposits (including non-interest bearing deposits) was 0.29% and 0.28%, respectively, for the three and nine months ended September 30, 2017, as compared to 0.25% for both the three and nine months ended September 30, 2016.
Net Interest Income
Net interest income for the three and nine months ended September 30, 2017 increased to $43.1 million and $126.7 million, respectively, as compared to $33.9 million and $84.5 million, respectively, for the same prior year periods, reflecting an increase in interest-earning assets. The net interest margin for the three and nine months ended September 30, 2017 decreased to 3.50% and increased to 3.54%, respectively, from 3.56% and 3.51%, respectively, for the same prior year periods.
Provision for Loan Losses
For the three and nine months ended September 30, 2017, the provision for loan losses was $1.2 million and $3.0 million, respectively, as compared to $888,000 and $2.1 million, respectively, for the corresponding prior year periods. Net loan charge-offs were $1.1 million and $1.6 million, respectively, for the three and nine months ended September 30, 2017, as compared to net loan charge-offs of $1.9 million and $3.2 million, respectively, in the corresponding prior year periods. Non-performing loans increased to $15.1 million at September 30, 2017, as compared to $13.6 million at December 31, 2016. The increase was primarily due to the addition of two commercial real estate relationships totaling $7.4 million, partially offset by the payoff of two non-performing loans totaling $1.7 million. An increase in non-performing residential mortgage loans was offset by the bulk sale of $7.8 million in non-performing residential loans in the second and third quarters of 2017.
Other Income
For the three and nine months ended September 30, 2017, other income increased to $7.4 million and $20.3 million, respectively, as compared to $5.9 million and $14.2 million, respectively, for the corresponding prior year periods. The increases were primarily due to the impact of the Acquisition Transactions, which added $1.1 million and $4.9 million, respectively, to other income for the three and nine months ended September 30, 2017, as compared to the same prior year periods. Excluding the Acquisition Transactions, the remaining increase in other income for the three months ended September 30, 2017, was primarily due to higher deposit and bank card related fees of $272,000 and $71,000, respectively, as compared to the same prior year period. In addition, income from other real estate operations, excluding the Acquisition Transactions, increased $364,000 which was offset by a decrease in the net gain on the sale of loans available for sale (included in other income) of $360,000. For the nine months ended September 30, 2017, excluding the Acquisition Transactions, the increase in other income was primarily due to higher deposit and bank card related fees of $1.0 million and $153,000, respectively, as compared to the same prior year period. Excluding the Acquisition Transactions, an increase in income from other real estate operations of $609,000 was offset by a decrease in the net gain on the sale of loans (included in other income) of $697,000.
Operating Expenses
Operating expenses increased to $30.7 million and $98.8 million, respectively, for the three and nine months ended September 30, 2017, as compared to $25.0 million and $70.4 million, respectively, in the same prior year periods. Operating expenses for the three and nine months ended September 30, 2017 included $3.2 million and $13.2 million, respectively, of merger related and branch consolidation expenses, as compared to $1.3 million and $9.9 million, respectively, in the prior year periods. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Acquisition Transactions, which added $2.4 million and $18.9 million for the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2017, excluding the Acquisition Transaction expenses, there were increases in marketing expense and loan related expenses. For the nine months ended September 30, 2017, excluding the Acquisition Transaction expenses, there were increases in compensation and employee benefits expense, equipment expense, marketing expense and professional fees.
Provision for Income Taxes
The provision for income taxes was $5.7 million and $12.7 million, respectively, for the three and nine months ended September 30, 2017, as compared to $4.8 million and $9.2 million, respectively, for the same prior year periods. The effective tax rate was 30.8% and 28.0%, respectively, for the three and nine months ended September 30, 2017, as compared to 34.4% and 35.0%, respectively, for the same prior year periods. The lower effective tax rate for the three and nine months ended September 30, 2017 resulted from the adoption of ASU 2016-09 “Compensation - Stock Compensation,” which decreased income tax expense by $158,000 and $1.7 million, respectively. Excluding the impact of ASU 2016-09, the effective tax rate would have been 31.6% and 31.8% for the three and nine months ended September 30, 2017, respectively. Under the ASU, the tax benefits of exercised stock options and vested stock awards are recognized as a benefit to income tax expense in the reporting period in which they occur. The tax benefit relating to the Company’s stock plans was $62,000 for the year ended December 31, 2016, which was recorded directly into stockholders equity. The elevated tax benefit for the three and nine months ended September 30, 2017, was related to the exercise of options assumed in the acquisitions of Cape and Ocean Shore and the increase in the Company’s stock price. Excluding the tax benefit of exercised stock options and vested stock awards, the lower effective tax rate for the three and nine months ended September 30, 2017, as compared to the same prior year periods, was primarily due to the deductibility of merger related expenses and an increase in tax exempt income.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (FHLB) advances and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition.
At September 30, 2017 and December 31, 2016, the company had no outstanding overnight borrowings from the FHLB. The Company utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $259.2 million and $250.5 million, respectively, at September 30, 2017 and December 31, 2016.
The Company’s cash needs for the nine months ended September 30, 2017 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, deposit growth, and increased borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities. The Company’s cash needs for the nine months ended September 30, 2016 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and the sale of higher risk loans, proceeds from maturities and calls of investment securities, proceeds from sale of available-for-sale securities, deposit growth and the issuance of subordinated notes. The cash was principally utilized for loan originations, the purchase of loans receivable, and to reduce borrowings.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At September 30, 2017, outstanding undrawn lines of credit totaled $550.5 million and outstanding commitments to originate loans totaled $111.5 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $322.7 million at September 30, 2017. Based upon historical experience, management estimates that a significant portion of such time deposits will remain with the Company.
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
Under the Company’s common stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the nine months ended September 30, 2017 and 2016, the Company did not repurchase any shares of common stock. At September 30, 2017, there were 1,754,804 shares available to be repurchased under the stock repurchase programs authorized in July of 2014 and April of 2017.
Cash dividends on common stock declared and paid during the first nine months of 2017 were $14.4 million, as compared to $8.8 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the Acquisition Transactions. On October 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend is payable on November 17, 2017 to stockholders of record at the close of business on November 6, 2017.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. During the first quarter of 2017, the Company received notice from the Federal Reserve Bank of Philadelphia that it did not object to the payment of $32.0 million in dividends from the Bank to the Company over the year, although the Federal Reserve Bank reserved the right to revoke the notice of non-objection at any time if a safety and soundness concern arises. For the nine months ended September 30, 2017, the Company received a dividend payment of $24.0 million from the Bank and $8.0 million remained to be paid. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If the Bank is unable to pay dividends to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At September 30, 2017, OceanFirst Financial Corp. held $31.1 million in cash.
As of September 30, 2017 and December 31, 2016, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (in thousands):

As of September 30, 2017	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$460,836	8.91%	$206,958	4.000%		$258,698	5.00%
Common equity Tier 1 (to risk-weighted assets)	460,836	12.82	206,710	5.750	(1)	233,672	6.50
Tier 1 capital (to risk-weighted assets)	460,836	12.82	260,635	7.250	(1)	287,597	8.00
Total capital (to risk-weighted assets)	478,047	13.30	332,534	9.250	(1)	359,496	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$467,540	9.02%	$207,380	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	448,307	12.46	206,951	5.750	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	467,540	12.99	260,938	7.250	(1)	N/A	N/A
Total capital (to risk-weighted assets)	519,751	14.44	332,921	9.250	(1)	N/A	N/A

As of December 31, 2016	Actual			For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio		Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$450,414	10.19%	(2)	$176,856	4.000%		$221,070	5.00%
Common equity Tier 1 (to risk-weighted assets)	450,414	12.81		180,178	5.125	(3)	228,519	6.50
Tier 1 capital (to risk-weighted assets)	450,414	12.81		232,913	6.625	(3)	281,254	8.00
Total capital (to risk-weighted assets)	466,224	13.26		303,227	8.625	(3)	351,567	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$440,552	9.96%	(2)	$176,897	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	426,855	12.12		180,512	5.125	(3)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	440,552	12.51		233,345	6.625	(3)	N/A	N/A
Total capital (to risk-weighted assets)	491,362	13.95		303,788	8.625	(3)	N/A	N/A
(1) Includes the Capital Conservation Buffer of 1.25%.
(2) Tier 1 capital ratios are calculated based on outstanding capital at the end of the quarter divided by average assets for the quarter. The Tier 1 capital ratios for the Bank and the Company based on total assets as of the end of the period were 8.85% and 8.75%, respectively.
(3) Includes the Capital Conservation Buffer of 0.625%.
The Company and the Bank satisfy the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At September 30, 2017, the Company maintained tangible common equity of $438.7 million, for a tangible common equity to assets ratio of 8.39%. At December 31, 2016, the Company maintained tangible common equity of $416.1 million, for a tangible common equity to assets ratio of 8.30%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At September 30, 2017 and December 31, 2016, the reserve for repurchased loans and loss sharing obligations amounted to $463,000 and $846,000, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2017 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$390,978	$130,326	$159,060	$45,126	$56,466
Commitments to Fund Undrawn Lines of Credit
Commercial	346,159	346,159	—	—	—
Consumer/Construction	204,292	204,292	—	—	—
Commitments to Originate Loans	111,525	111,525	—	—	—
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

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$63	$441
Commercial real estate – owner occupied	923	2,414
Commercial real estate – investor	8,720	521
Residential mortgage	3,551	8,126
Home equity loans and lines	1,864	2,064
Total non-performing loans	15,121	13,566
Other real estate owned	9,334	9,803
Total non-performing assets	$24,455	$23,369
Purchased credit impaired loans (“PCI”)	$4,867	$7,575
Delinquent loans 30-89 days	$24,548	$22,598
Allowance for loan losses as a percent of total loans receivable	0.42%	0.40%
Allowance for loan losses as a percent of total non-performing loans	109.68	111.92
Non-performing loans as a percent of total loans receivable	0.39	0.35
Non-performing assets as a percent of total assets	0.45	0.45

The Company’s non-performing loans totaled $15.1 million at September 30, 2017, as compared to $13.6 million at December 31, 2016. Included in the non-performing loans total was $270,000 and $3.5 million of troubled debt restructured (“TDR”) loans at September 30, 2017 and December 31, 2016, respectively. The increase in non-performing loans was primarily due to the addition of two commercial real estate relationships totaling $7.4 million, partially offset by the payoff of two non-performing loans totaling $1.7 million. An increase in non-performing residential mortgage loans was offset by the bulk sale of $7.8 million in non-performing residential loans in the second and third quarters of 2017. Non-performing loans do not include $4.9 million of PCI loans acquired in the Acquisition Transactions. At September 30, 2017, the allowance for loan losses totaled $16.6 million, or 0.42% of total loans, as compared to $15.2 million, or 0.40% of total loans at December 31, 2016. These ratios exclude existing fair value credit marks on acquired loans of $19.8 million and $26.0 million, respectively, at September 30, 2017 and December 31, 2016. These loans were acquired at fair value with no related allowances for loan losses. Other real estate owned includes $7.0 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	September 30, 2017	December 31, 2016
Special Mention	$25,778	$15,692
Substandard	58,939	70,543

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

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines and the Bank’s ability to successfully integrate acquired operations. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2016 Form 10-K.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2017, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2017, the Company’s one-year gap was negative 4.38% as compared to negative 3.47% at December 31, 2016. These results were within the approved policy guidelines.

At September 30, 2017	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$174,079	$971	$2,713	$—	$—	$177,763
Investment securities	66,168	28,181	85,296	58,300	71,492	309,437
Mortgage-backed securities	33,735	71,473	156,030	118,022	129,833	509,093
FHLB stock	—	—	—	—	18,472	18,472
Loans receivable (2)	596,331	813,588	1,217,892	694,223	560,352	3,882,386
Total interest-earning assets	870,313	914,213	1,461,931	870,545	780,149	4,897,151
Interest-bearing liabilities:
Money market deposit accounts	27,938	26,132	60,662	49,481	219,893	384,106
Savings accounts	83,497	51,208	115,685	90,608	327,372	668,370
Interest-bearing checking accounts	1,278,133	56,591	123,083	92,490	342,535	1,892,832
Time deposits	103,322	219,578	183,652	112,287	5,069	623,908
FHLB advances	—	55,000	159,060	45,126	—	259,186
Securities sold under agreements to repurchase and other borrowings	97,826	—	—	33,966	—	131,792
Total interest-bearing liabilities	1,590,716	408,509	642,142	423,958	894,869	3,960,194
Interest sensitivity gap (3)	$(720,403)	$505,704	$819,789	$446,587	$(114,720)	$936,957
Cumulative interest sensitivity gap	$(720,403)	$(214,699)	$605,090	$1,051,677	$936,957	$936,957
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(14.71)%	(4.38)%	12.36%	21.48%	19.13%	19.13%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2017 and December 31, 2016. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2016 Form 10-K.

	September 30, 2017					December 31, 2016
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$778,489	(0.4)%	15.4%	$155,106	(9.2)%	$664,767	(1.1)%	14.1%	$156,689	(1.0)%
200	797,951	2.0	15.4	161,134	(5.7)	678,347	1.0	14.0	158,078	(0.1)
100	799,982	2.3	15.1	166,414	(2.6)	683,492	1.7	13.7	158,840	0.3
Static	781,958	—	14.4	170,833	—	671,878	—	13.2	158,309	—
(100)	733,571	(6.2)	13.2	164,993	(3.4)	620,675	(7.6)	11.9	152,007	(4.0)
The increased interest rate sensitivity of net interest income in a rising interest rate environment at September 30, 2017, as compared to December 31, 2016, is primarily the result of increased holdings in fixed-rate securities and loans. Another factor in the increased net interest income sensitivity is a change in the assumption regarding the interest rate sensitivity of certain deposits without maturity dates. This change was made to reflect the Company’s reasonable expectation of the increased sensitivity of these deposits in the face of rising interest rates.

Item 4.    Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$255,258	$301,373
Securities available-for-sale, at estimated fair value	67,133	12,224
Securities held-to-maturity, net (estimated fair value of $746,497 at September 30, 2017 and $598,119 at December 31, 2016)	742,886	598,691
Federal Home Loan Bank of New York stock, at cost	18,472	19,313
Loans receivable, net	3,870,109	3,803,443
Loans held for sale	338	1,551
Interest and dividends receivable	13,627	11,989
Other real estate owned	9,334	9,803
Premises and equipment, net	64,350	71,385
Bank Owned Life Insurance	134,298	132,172
Deferred tax asset	29,718	38,787
Assets held for sale	5,241	360
Other assets	15,634	9,973
Core deposit intangible	9,380	10,924
Goodwill	148,134	145,064
Total assets	$5,383,912	$5,167,052
Liabilities and Stockholders’ Equity
Deposits	$4,350,259	$4,187,750
Securities sold under agreements to repurchase with deposit customers	75,326	69,935
Federal Home Loan Bank advances	259,186	250,498
Other borrowings	56,466	56,559
Advances by borrowers for taxes and insurance	14,371	14,030
Other liabilities	32,052	16,242
Total liabilities	4,787,660	4,595,014
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 32,567,477 and 32,136,892 shares outstanding at September 30, 2017 and December 31, 2016, respectively	336	336
Additional paid-in capital	353,817	364,433
Retained earnings	266,053	238,192
Accumulated other comprehensive loss	(5,037)	(5,614)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,549)	(2,761)
Treasury stock, 999,295 and 1,429,880 shares at September 30, 2017 and December 31, 2016, respectively	(16,368)	(22,548)
Common stock acquired by Deferred Compensation Plan	(83)	(313)
Deferred Compensation Plan Liability	83	313
Total stockholders’ equity	596,252	572,038
Total liabilities and stockholders’ equity	$5,383,912	$5,167,052

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest income:
Loans	$43,329	$34,607	$127,679	$86,163
Mortgage-backed securities	2,738	1,700	8,189	4,823
Investment securities and other	1,963	1,000	5,055	2,535
Total interest income	48,030	37,307	140,923	93,521
Interest expense:
Deposits	3,126	2,083	8,821	5,125
Borrowed funds	1,848	1,289	5,389	3,888
Total interest expense	4,974	3,372	14,210	9,013
Net interest income	43,056	33,935	126,713	84,508
Provision for loan losses	1,165	888	3,030	2,113
Net interest income after provision for loan losses	41,891	33,047	123,683	82,395
Other income:
Bankcard services revenue	1,785	1,347	5,202	3,409
Wealth management revenue	541	608	1,622	1,779
Fees and service charges	3,702	2,916	11,163	7,235
Net gain (loss) from other real estate operations	432	(63)	(196)	(782)
Income from Bank Owned Life Insurance	881	659	2,436	1,520
Other	18	429	97	994
Total other income	7,359	5,896	20,324	14,155
Operating expenses:
Compensation and employee benefits	14,673	13,558	46,138	33,456
Occupancy	2,556	2,315	7,965	5,952
Equipment	1,605	1,452	5,006	3,605
Marketing	775	479	2,245	1,273
Federal deposit insurance	713	743	2,079	1,995
Data processing	2,367	2,140	6,809	5,286
Check card processing	871	623	2,640	1,548
Professional fees	846	681	2,901	1,879
Other operating expense	2,667	1,543	8,258	5,036
Federal Home Loan Bank prepayment fee	—	—	—	136
Amortization of core deposit intangible	507	181	1,544	319
Branch consolidation expenses	1,455	—	6,939	—
Merger related expenses	1,698	1,311	6,300	9,902
Total operating expenses	30,733	25,026	98,824	70,387
Income before provision for income taxes	18,517	13,917	45,183	26,163
Provision for income taxes	5,700	4,789	12,669	9,169
Net income	$12,817	$9,128	$32,514	$16,994
Basic earnings per share	$0.40	$0.36	$1.01	$0.79
Diluted earnings per share	$0.39	$0.35	$0.98	$0.77
Average basic shares outstanding	32,184	25,435	32,073	21,624
Average diluted shares outstanding	33,106	25,889	33,110	21,990

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$12,817	$9,128	$32,514	$16,994
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $10 and tax expense of $34 in 2017, and net of tax benefit of $27 and tax expense of $10 in 2016, respectively)	(14)	(39)	49	14
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $122 and $365 in 2017 and net of tax expense of $153 and $431 in 2016, respectively)	176	221	528	623
Reclassification adjustment for losses included in net income (net of tax benefit of $5 in 2016)	—	—	—	(7)
Total comprehensive income	$12,979	$9,310	$33,091	$17,624
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2015	$—	$336	$269,757	$229,140	$(6,241)	$(3,045)	$(251,501)	$(314)	$314	$238,446
Net income	—	—	—	16,994	—	—	—	—	—	16,994
Other comprehensive income, net of tax	—	—	—	—	630	—	—	—	—	630
Tax expense of stock plans	—	—	(228)	—	—	—	—	—	—	(228)
Stock awards	—	—	1,181	—	—	—	—	—	—	1,181
Treasury stock allocated to restricted stock plan	—	—	1,081	(109)	—	—	(972)	—	—	—
Issued 8,282,296 treasury shares to finance acquisition	—	—	36,940	—	—	—	128,961	—	—	165,901
Allocation of ESOP stock	—	—	248	—	—	213	—	—	—	461
Cash dividend $0.39 per share	—	—	—	(8,789)	—	—	—	—	—	(8,789)
Exercise of stock options	—	—	—	(764)	—	—	3,412	—	—	2,648
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	4	(4)	—
Balance at September 30, 2016	$—	$336	$308,979	$236,472	$(5,611)	$(2,832)	$(120,100)	$(310)	$310	$417,244
Balance at December 31, 2016	$—	$336	$364,433	$238,192	$(5,614)	$(2,761)	$(22,548)	$(313)	$313	$572,038
Net income	—	—	—	32,514	—	—	—	—	—	32,514
Other comprehensive income, net of tax	—	—	—	—	577	—	—	—	—	577
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Stock awards	—	—	1,678	—	—	—	—	—	—	1,678
Treasury stock allocated to restricted stock plan	—	—	(1,645)	782	—	—	863	—	—	—
Allocation of ESOP stock	—	—	480	—	—	212	—	—	—	692
Cash dividend $0.45 per share	—	—	—	(14,439)	—	—	—	—	—	(14,439)
Exercise of stock options	—	—	—	(2,125)	—	—	5,317	—	—	3,192
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	230	(230)	—
Balance at September 30, 2017	$—	$336	$353,817	$266,053	$(5,037)	$(2,549)	$(16,368)	$(83)	$83	$596,252
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$32,514	$16,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,606	3,441
Allocation of ESOP stock	692	461
Stock awards	1,678	1,181
Tax expense of stock plans	—	(228)
Net excess tax benefit on stock compensation	(1,700)	—
Amortization of servicing asset	67	125
Net premium amortization in excess of discount accretion on securities	2,153	1,295
Net amortization of deferred costs and discounts on borrowings	33	—
Amortization of core deposit intangible	1,544	319
Net accretion of purchase accounting adjustments	(6,281)	(3,068)
Net amortization (accretion) of deferred costs and discounts on loans	300	(117)
Provision for loan losses	3,030	2,113
Net loss on sale of other real estate owned	737	208
Write down of fixed assets held for sale to net realizable value	6,350	—
Net loss on sale of fixed assets	13	38
Net loss on sales of available-for-sale securities	—	12
Net gain on sales of loans	(74)	(696)
Proceeds from sales of mortgage loans held for sale	3,837	37,687
Mortgage loans originated for sale	(2,551)	(25,079)
Increase in value of Bank Owned Life Insurance	(2,436)	(1,520)
Increase in interest and dividends receivable	(1,638)	(24)
Decrease in other assets	4,012	8,708
Increase in other liabilities	15,810	4,072
Total adjustments	30,182	28,928
Net cash provided by operating activities	62,696	45,922
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(57,646)	68,358
Proceeds from sale of under performing loans	6,022	12,797
Purchase of loans receivable	(16,627)	(12,942)
Purchase of investment securities available-for-sale	(54,810)	—
Purchase of investment securities held-to-maturity	(111,593)	(2,030)
Purchase of mortgage-backed securities held-to-maturity	(120,210)	—
Proceeds from maturities and calls of investment securities held-to-maturity	13,020	53,552
Proceeds from sales of securities available-for-sale	—	59,870
Principal repayments on mortgage-backed securities held-to-maturity	73,313	52,110
Proceeds from Bank Owned Life Insurance	310	310
Proceeds from the redemption of Federal Home Loan Bank of New York stock	19,010	32,042
Purchases of Federal Home Loan Bank of New York stock	(18,169)	(23,571)
Proceeds from sales of other real estate owned	2,777	3,193
Purchases of premises and equipment	(9,031)	(4,580)
Cash received, net of cash consideration paid for acquisition	—	(477)
Cash acquired, net of cash paid for branch acquisition	—	16,727
Net cash (used in) provided by investing activities	(273,634)	255,359

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$163,182	$143,104
Increase (decrease) in short-term borrowings	5,391	(175,821)
Proceeds from Federal Home Loan Bank advances	10,000	55,000
Repayments of Federal Home Loan Bank advances	(1,438)	(73,678)
Net proceeds from issuance of subordinated notes	—	33,899
Repayments of other borrowings	—	(10,000)
Increase in advances by borrowers for taxes and insurance	341	237
Exercise of stock options	3,192	2,648
Payment of employee taxes withheld from stock awards	(1,406)	(244)
Dividends paid	(14,439)	(8,789)
Net cash provided by (used in) financing activities	164,823	(33,644)
Net (decrease) increase in cash and due from banks	(46,115)	267,637
Cash and due from banks at beginning of period	301,373	43,946
Cash and due from banks at end of period	$255,258	$311,583
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$14,333	$8,932
Income taxes	8	7,064
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	865	1,054
Net loan charge-offs	1,629	1,949
Transfer of premises and equipment to assets held-for-sale	5,078	—
Transfer of loans receivable to other real estate owned	3,389	1,667
Acquisition:
Non-cash assets acquired:
Securities	$—	$212,156
Federal Home Loan Bank of New York stock	—	6,782
Loans	—	1,157,753
Premises & equipment	—	21,723
Other real estate owned	—	1,996
Deferred tax asset	—	21,664
Other assets	—	61,793
Goodwill and other intangible assets, net	—	68,179
Total non-cash assets acquired	$—	$1,552,046
Liabilities assumed:
Deposits	$—	$1,248,367
Federal Home Loan Bank advances	—	124,466
Other liabilities	—	12,835
Total liabilities assumed	$—	$1,385,668

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Risk Management, Inc. and OceanFirst Bank (the “Bank”), and the Bank’s subsidiaries.
On May 18, 2017, a new subsidiary of the Company was incorporated under the name OceanFirst Risk Management, Inc. OceanFirst Risk Management, Inc. is a captive insurance subsidiary which insures various liability and property damage policies for the Company and its related subsidiaries.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for all of 2017. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Ocean Shore Holding Co. Acquisition
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Co. (“Ocean Shore”), which after purchase accounting adjustments added $994.2 million to assets, $773.6 million to loans, and $875.1 million to deposits. Total consideration paid for Ocean Shore was $180.7 million, including cash consideration of $28.4 million. Ocean Shore was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Ocean Shore, net of total consideration paid (in thousands):

At November 30, 2016
Estimated Fair Value
Total Purchase Price:	$180,732
Assets acquired:
Cash and cash equivalents	$60,871
Securities and Federal Home Loan Bank Stock	94,133
Loans	773,641
Premises and equipment	15,068
Other real estate owned	1,044
Deferred tax asset	6,563
Other assets	35,364
Core deposit intangible	7,506
Total assets acquired	$994,190
Liabilities assumed:
Deposits	$(875,073)
Borrowings	(3,694)
Other liabilities	(15,447)
Total liabilities assumed	$(894,214)
Net assets acquired	$99,976
Goodwill recorded in the merger	$80,756
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
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $66,000, $3.7 million, and $7.5 million, for the branch, Cape, and Ocean Shore acquisitions, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares issued net of Treasury shares	32,545	25,823	32,456	22,010
Less: Unallocated ESOP shares	(306)	(340)	(315)	(348)
Unallocated incentive award shares and shares held by deferred compensation plan	(55)	(48)	(68)	(38)
Average basic shares outstanding	32,184	25,435	32,073	21,624
Add: Effect of dilutive securities:
Stock options	912	434	1,023	347
Shares held by deferred compensation plan	10	20	14	19
Average diluted shares outstanding	33,106	25,889	33,110	21,990
For the three months ended September 30, 2017 and 2016, antidilutive stock options of 476,000 and 914,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2017 and 2016, antidilutive stock options of 244,000 and 1,132,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2017, and December 31, 2016, are as follows (in thousands):

	At September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$67,367	$88	$(322)	$67,133
Held-to-maturity:
Investment securities:
U.S. agency obligations	$14,966	$41	$—	$15,007
State and municipal obligations	142,168	610	(579)	142,199
Corporate debt securities	76,033	361	(3,753)	72,641
Other investments	8,903	—	(189)	8,714
Total investment securities	242,070	1,012	(4,521)	238,561
Mortgage-backed securities:
FHLMC	179,890	447	(1,674)	178,663
FNMA	244,279	1,892	(1,474)	244,697
GNMA	78,441	96	(505)	78,032
SBA	6,483	61	—	6,544
Total mortgage-backed securities	509,093	2,496	(3,653)	507,936
Total held-to-maturity	$751,163	$3,508	$(8,174)	$746,497
Total securities	$818,530	$3,596	$(8,496)	$813,630

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,542	$—	$(318)	$12,224
Held-to-maturity:
Investment securities:
U.S. agency obligations	$19,960	$69	$—	$20,029
State and municipal obligations	39,155	10	(856)	38,309
Corporate debt securities	77,057	85	(6,001)	71,141
Other investments	8,778	—	(228)	8,550
Total investment securities	144,950	164	(7,085)	138,029
Mortgage-backed securities:
FHLMC	144,016	195	(2,457)	141,754
FNMA	217,445	2,175	(2,524)	217,096
GNMA	92,475	119	(364)	92,230
SBA	8,947	28	—	8,975
Total mortgage-backed securities	462,883	2,517	(5,345)	460,055
Total held-to-maturity	$607,833	$2,681	$(12,430)	$598,084
Total securities	$620,375	$2,681	$(12,748)	$610,308

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity investment securities at September 30, 2017, and December 31, 2016, are as follows (in thousands):

	September 30, 2017	December 31, 2016
Amortized cost	$751,163	$607,833
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	5,070	4,205
Carrying value	$742,886	$598,691
There were no realized gains or losses on the sale of securities for the three and nine months ended September 30, 2017. There were no realized gains or losses on the sale of securities for the three months ended September 30, 2016 and there were $75,000 in realized gains and $87,000 in realized losses on the sale of available-for-sale securities for the nine months ended September 30, 2016.
The amortized cost and estimated fair value of investment securities at September 30, 2017 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2017, investment securities with an amortized cost of $60.9 million and estimated fair value of $57.5 million were callable prior to the maturity date.

September 30, 2017	Amortized Cost	Estimated Fair Value
Less than one year	$35,395	$35,384
Due after one year through five years	145,590	145,528
Due after five years through ten years	89,509	88,277
Due after ten years	30,000	27,751
	$300,494	$296,940
Other investments which consist of two open-end funds are excluded from the above table since there are no contractual maturity dates. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of securities available-for-sale and held-to-maturity at September 30, 2017 and December 31, 2016, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At September 30, 2017
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$52,276	$(322)	$—	$—	$52,276	$(322)
Held-to-maturity:
Investment securities:
State and municipal obligations	77,979	(531)	9,908	(48)	87,887	(579)
Corporate debt securities	5,028	(11)	53,260	(3,742)	58,288	(3,753)
Other investments	—	—	8,714	(189)	8,714	(189)
Total investment securities	83,007	(542)	71,882	(3,979)	154,889	(4,521)
Mortgage-backed securities:
FHLMC	67,059	(892)	30,684	(782)	97,743	(1,674)
FNMA	96,886	(954)	19,878	(520)	116,764	(1,474)
GNMA	65,565	(477)	741	(28)	66,306	(505)
Total mortgage-backed securities	229,510	(2,323)	51,303	(1,330)	280,813	(3,653)
Total held-to-maturity	312,517	(2,865)	123,185	(5,309)	435,702	(8,174)
Total securities	$364,793	$(3,187)	$123,185	$(5,309)	$487,978	$(8,496)

	At December 31, 2016
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,224	$(318)	$—	$—	$12,224	$(318)
Held-to-maturity:
Investment securities:
State and municipal obligations	32,995	(856)	—	—	32,995	(856)
Corporate debt securities	12,450	(120)	49,119	(5,881)	61,569	(6,001)
Other Investments	8,551	(228)	—	—	8,551	(228)
Total investment securities	53,996	(1,204)	49,119	(5,881)	103,115	(7,085)
Mortgage-backed securities:
FHLMC	102,461	(1,665)	26,898	(792)	129,359	(2,457)
FNMA	124,403	(2,185)	8,925	(339)	133,328	(2,524)
GNMA	79,116	(364)	—	—	79,116	(364)
Total mortgage-backed securities	305,980	(4,214)	35,823	(1,131)	341,803	(5,345)
Total held-to-maturity	359,976	(5,418)	84,942	(7,012)	444,918	(12,430)
Total securities	$372,200	$(5,736)	$84,942	$(7,012)	$457,142	$(12,748)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At September 30, 2017, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
BankAmerica Capital	$15,000	$14,155	Ba1/BB+
Chase Capital	10,000	9,355	Baa2/BBB-
Wells Fargo Capital	5,000	4,706	A1/BBB+
Huntington Capital	5,000	4,463	Baa2/BB
Keycorp Capital	5,000	4,715	Baa2/BB+
PNC Capital	5,000	4,663	Baa1/BBB-
State Street Capital	5,000	4,613	A3/BBB
SunTrust Capital	5,000	4,592	Not Rated/BB+
MetLife Global Funding	1,000	999	Aa3/AA-
State Street Corporation	1,000	999	A1/A
	$57,000	$53,260

At September 30, 2017, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at September 30, 2017. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”) corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at September 30, 2017.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Commercial:
Commercial and industrial	$183,420	$152,569
Commercial real estate – owner occupied	553,971	534,214
Commercial real estate – investor	1,133,118	1,132,075
Total commercial	1,870,509	1,818,858
Consumer:
Residential mortgage	1,676,143	1,647,154
Residential construction	73,812	65,319
Home equity loans and lines	277,909	288,991
Other consumer	1,354	1,564
Total consumer	2,029,218	2,003,028
	3,899,727	3,821,886
Purchased credit impaired (“PCI”) loans	4,867	7,575
Total Loans	3,904,594	3,829,461
Loans in process	(22,546)	(14,249)
Deferred origination costs, net	4,645	3,414
Allowance for loan losses	(16,584)	(15,183)
Total loans, net	$3,870,109	$3,803,443

At September 30, 2017 and December 31, 2016, loans in the amount of $15.1 million and $13.6 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. At September 30, 2017, there were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $2.5 million at September 30, 2017. The amount of foreclosed residential real estate property held by the Company was $1.2 million at September 30, 2017.
The Company defines an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At September 30, 2017, the impaired loan portfolio totaled $44.9 million for which there was a specific allocation in the allowance for loan losses of $616,000. At December 31, 2016, the impaired loan portfolio totaled $31.0 million for which there was a specific allocation in the allowance for loan losses of $510,000. The average balance of impaired loans for the three months ended September 30, 2017 and 2016 was $43.1 million and $34.5 million, respectively. The average balance of impaired loans for the nine months ended September 30, 2017 and 2016 was $38.0 million and $34.3 million, respectively.
An analysis of the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$16,557	$16,678	$15,183	$16,722
Provision charged to operations	1,165	888	3,030	2,113
Charge-offs	(1,357)	(2,116)	(2,861)	(3,511)
Recoveries	219	167	1,232	293
Balance at end of period	$16,584	$15,617	$16,584	$15,617

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$1,492	$3,097	$8,367	$930	$2,253	$418	$16,557
Provision (benefit) charged to operations	1,465	119	81	(122)	(180)	(198)	1,165
Charge-offs	(1,284)	—	—	(67)	(6)	—	(1,357)
Recoveries	128	—	24	17	50	—	219
Balance at end of period	$1,801	$3,216	$8,472	$758	$2,117	$220	$16,584
For the three months ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,006	$2,711	$4,713	$1,107	$1,209	$932	$16,678
Provision (benefit) charged to operations	(376)	(168)	104	(130)	1,949	(491)	888
Charge-offs	(167)	—	—	(80)	(1,869)	—	(2,116)
Recoveries	6	—	—	—	161	—	167
Balance at end of period	$5,469	$2,543	$4,817	$897	$1,450	$441	$15,617
For the nine months ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Provision (benefit) charged to operations	1,477	167	2,164	(346)	(221)	(211)	3,030
Charge-offs	(2,485)	(73)	(84)	(125)	(94)	—	(2,861)
Recoveries	564	123	31	119	395	—	1,232
Balance at end of period	$1,801	$3,216	$8,472	$758	$2,117	$220	$16,584
For the nine months ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Provision (benefit) charged to operations	(867)	1,261	(56)	(98)	1,665	208	2,113
Charge-offs	(319)	(1,010)	—	(146)	(2,036)	—	(3,511)
Recoveries	65	—	—	46	182	—	293
Balance at end of period	$5,469	$2,543	$4,817	$897	$1,450	$441	$15,617
September 30, 2017
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$616	$—	$—	$—	$616
Collectively evaluated for impairment	1,801	3,216	7,856	758	2,117	220	15,968
Total ending allowance balance	$1,801	$3,216	$8,472	$758	$2,117	$220	$16,584
Loans:
Loans individually evaluated for impairment	$12,484	$11,537	$17,535	$2,478	$893	$—	$44,927
Loans collectively evaluated for impairment	1,737,471	542,434	1,115,583	276,785	182,527	—	3,854,800
Total ending loan balance	$1,749,955	$553,971	$1,133,118	$279,263	$183,420	$—	$3,899,727

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Residential Real Estate	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Consumer	Commercial and Industrial	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$266	$—	$119	$125	$—	$—	$510
Collectively evaluated for impairment	1,979	2,999	6,242	985	2,037	431	14,673
Total ending allowance balance	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Loans:
Loans individually evaluated for impairment	$13,306	$11,123	$3,789	$2,556	$268	$—	$31,042
Loans collectively evaluated for impairment	1,699,167	523,091	1,128,286	287,999	152,301	—	3,790,844
Total ending loan balance	$1,712,473	$534,214	$1,132,075	$290,555	$152,569	$—	$3,821,886

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of impaired loans at September 30, 2017, and December 31, 2016, is as follows, excluding PCI loans (in thousands):

	September 30, 2017	December 31, 2016
Impaired loans with no allocated allowance for loan losses	$40,386	$25,228
Impaired loans with allocated allowance for loan losses	4,541	5,814
	$44,927	$31,042
Amount of the allowance for loan losses allocated	$616	$510
At September 30, 2017, impaired loans included troubled debt restructured (“TDR”) loans of $36.1 million, of which $35.8 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2016, impaired loans included TDR loans of $30.5 million, of which $27.0 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.
The summary of loans individually evaluated for impairment by loan portfolio segment as of September 30, 2017, and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of September 30, 2017
With no related allowance recorded:
Residential real estate	$12,896	$12,484	$—
Commercial real estate – owner occupied	12,233	11,537	—
Commercial real estate – investor	13,938	12,994	—
Consumer	2,939	2,478	—
Commercial and industrial	925	893	—
	$42,931	$40,386	$—
With an allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	4,556	4,541	616
Consumer	—	—	—
Commercial and industrial	—	—	—
	$4,556	$4,541	$616
As of December 31, 2016
With no related allowance recorded:
Residential real estate	$9,848	$9,694	$—
Commercial real estate – owner occupied	11,886	11,123	—
Commercial real estate – investor	2,239	1,897	—
Consumer	2,559	2,246	—
Commercial and industrial	300	268	—
	$26,832	$25,228	$—
With an allowance recorded:
Residential real estate	$3,998	$3,612	$266
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	2,011	1,892	119
Consumer	581	310	125
Commercial and industrial	—	—	—
	$6,590	$5,814	$510

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$12,791	$128	$13,451	$171
Commercial real estate – owner occupied	11,217	335	17,198	119
Commercial real estate – investor	11,147	240	281	3
Consumer	2,495	36	2,340	44
Commercial and industrial	908	26	269	—
	$38,558	$765	$33,539	$337
With an allowance recorded:
Residential real estate	$—	$—	$107	$1
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	4,551	13	896	—
Consumer	—	—	—	—
Commercial and industrial	—	—	—	—
	$4,551	$13	$1,003	$1

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$11,009	$401	$13,326	$437
Commercial real estate – owner occupied	11,080	520	17,333	406
Commercial real estate – investor	6,550	487	303	9
Consumer	2,368	106	2,220	105
Commercial and industrial	588	50	270	—
	$31,595	$1,564	$33,452	$957
With an allowance recorded:
Residential real estate	$1,981	$62	$108	$3
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	4,233	81	755	—
Consumer	148	6	—	—
Commercial and industrial	—	—	—	—
	$6,362	$149	$863	$3
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of September 30, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	September 30, 2017	December 31, 2016
Residential real estate	$3,551	$8,126
Commercial real estate – owner occupied	923	2,414
Commercial real estate – investor	8,720	521
Consumer	1,864	2,064
Commercial and industrial	63	441
	$15,121	$13,566

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2017
Residential real estate	$12,736	$6,872	$2,277	$21,885	$1,728,070	$1,749,955
Commercial real estate – owner occupied	711	—	289	1,000	552,971	553,971
Commercial real estate – investor	2,301	173	8,146	10,620	1,122,498	1,133,118
Consumer	768	491	1,486	2,745	276,518	279,263
Commercial and industrial	—	1,874	64	1,938	181,482	183,420
	$16,516	$9,410	$12,262	$38,188	$3,861,539	$3,899,727
December 31, 2016
Residential real estate	$9,532	$3,038	$7,159	$19,729	$1,692,744	$1,712,473
Commercial real estate – owner occupied	3,962	1,032	890	5,884	528,330	534,214
Commercial real estate – investor	—	—	521	521	1,131,554	1,132,075
Consumer	1,519	436	1,963	3,918	286,637	290,555
Commercial and industrial	5,548	181	384	6,113	146,456	152,569
	$20,561	$4,687	$10,917	$36,165	$3,785,721	$3,821,886
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
As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands) is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial real estate – owner occupied	$531,493	$4,349	$18,129	$—	$553,971
Commercial real estate – investor	1,100,142	10,768	22,208	—	1,133,118
Commercial and industrial	176,619	3,520	3,281	—	183,420
	$1,808,254	$18,637	$43,618	$—	$1,870,509
December 31, 2016
Commercial real estate – owner occupied	$501,652	$7,680	$24,882	$—	$534,214
Commercial real estate – investor	1,106,747	713	24,615	—	1,132,075
Commercial and industrial	150,474	757	1,338	—	152,569
	$1,758,873	$9,150	$50,835	$—	$1,818,858

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2017 and December 31, 2016, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
September 30, 2017
Performing	$1,746,404	$277,399
Non-performing	3,551	1,864
	$1,749,955	$279,263
December 31, 2016
Performing	$1,704,347	$288,491
Non-performing	8,126	2,064
	$1,712,473	$290,555
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Included in the non-accrual loan total at September 30, 2017, and December 31, 2016, were $270,000 and $3.5 million, respectively, of troubled debt restructurings. At September 30, 2017, the Company had no specific reserves allocated to loans that are classified as troubled debt restructurings. At December 31, 2016, the Company had allocated $510,000 of specific reserves to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at September 30, 2017, and December 31, 2016, which totaled $35.8 million and $27.0 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2017 and 2016, and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2017 and 2016, (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2017
Troubled Debt Restructurings:
Residential real estate	2	$328	$357
Commercial real estate - owner occupied	1	700	700
Commercial real estate - investor	1	700	700

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2017
Troubled Debt Restructurings:
Residential real estate	6	$1,354	$1,356
Commercial real estate - owner occupied	4	3,309	3,309
Commercial real estate – investor	4	6,362	6,484
Commercial and industrial	1	665	665

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2016
Troubled Debt Restructurings:
Residential real estate	1	$455	$455
Consumer	1	602	602

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2016
Troubled Debt Restructurings:
Residential real estate	3	$674	$673
Commercial real estate – investor	1	256	270
Consumer	3	665	665

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

As part of the Cape, Ocean Shore and Colonial American Bank acquisitions, PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Ocean Shore at December 1, 2016, Cape at May 2, 2016, and Colonial American Bank at July 31, 2015 (in thousands):

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
The following table summarizes the changes in accretable yield for PCI loans during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Beginning balance	$1,465	$749	$503	$75
Acquisition	—	—	—	576
Accretion	(328)	(642)	(196)	(344)
Reclassification from non-accretable difference	13	1,043	—	—
Ending balance	$1,150	$1,150	$307	$307

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at September 30, 2017 and December 31, 2016 were as follows (in thousands):

Type of Account	September 30, 2017	December 31, 2016
Non-interest-bearing	$781,043	$782,504
Interest-bearing checking	1,892,832	1,626,713
Money market deposit	384,106	458,911
Savings	668,370	672,519
Time deposits	623,908	647,103
Total deposits	$4,350,259	$4,187,750
Included in time deposits at September 30, 2017 and December 31, 2016, is $273.6 million and $269.0 million, respectively, in deposits of $100,000 and over.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequent related Updates modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance.  The updates also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company will adopt the guidance in first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the new revenue recognition standard does not have a material impact on the Company’s consolidated financial statements. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While we have not identified any material changes related to the timing or amount of revenue recognition, the Company will continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased real estate as within the scope of the guidance. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s consolidated financial statements. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2017 and it did not have a material impact on the Company’s consolidated financial statements, resulting in a balance sheet reclassification.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory purposes.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” This ASU intends to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019; early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2017. The fair value hierarchy is as follows:
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2017	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$67,133	$—	$67,133	$—
Items measured on a non-recurring basis:
Other real estate owned	9,334	—	—	9,334
Loans measured for impairment based on the fair value of the underlying collateral	12,065	—	—	12,065

		Fair Value Measurements at Reporting Date Using:
December 31, 2016	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$12,224	$—	$12,224	$—
Items measured on a non-recurring basis:
Other real estate owned	9,803	—	—	9,803
Loans measured for impairment based on the fair value of the underlying collateral	2,419	—	—	2,419

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
The Company utilizes third-party pricing services to obtain fair values for most of its securities held-to-maturity. Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

all securities except for certain investments classified as Level 1, which are derived from quoted market prices in active markets and certain state and municipal obligations known as bond anticipation notes (“BANs”) where management utilized Level 3 inputs. In the case of the Level 2 securities, the significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer. Management based its fair value estimate of the BANs on the local nature of the issuing entities, the short-term life of the security and current economic conditions.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2017 and December 31, 2016 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2017	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$255,258	$255,258	$—	$—
Securities held-to-maturity	742,886	8,714	734,990	2,793
Federal Home Loan Bank of New York stock	18,472	—	—	18,472
Loans receivable, net and mortgage loans held for sale	3,870,447	—	—	3,935,093
Financial Liabilities:
Deposits other than time deposits	3,726,351	—	3,726,351	—
Time deposits	623,908	—	619,619	—
Securities sold under agreements to repurchase with retail customers	75,326	75,326	—	—
Federal Home Loan Bank advances and other borrowings	315,652	—	314,021	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2016	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$301,373	$301,373	$—	$—
Securities held-to-maturity	598,691	8,550	586,504	3,030
Federal Home Loan Bank of New York stock	19,313	—	—	19,313
Loans receivable and mortgage loans held for sale	3,804,994	—	—	3,834,677
Financial Liabilities:
Deposits other than time deposits	3,540,647	—	3,540,647	—
Time deposits	647,103	—	644,354	—
Securities sold under agreements to repurchase with retail customers	69,935	69,935	—	—
Federal Home Loan Bank advances and other borrowings	307,057	—	304,901	—

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 9. Subsequent Event
On June 30, 2017, the Company announced an agreement to acquire Sun Bancorp, Inc. (“Sun”), headquartered in Mount Laurel, New Jersey, in a transaction valued at approximately $487 million. Under the terms of the agreement, Sun stockholders will be entitled to receive $3.78 in cash and 0.7884 shares of the Company’s common stock, for each share of Sun common stock. Sun and the Company received their respective requisite stockholder approvals for the merger.  Regulatory approval of the merger was received from the Federal Reserve Bank of Philadelphia on October 17, 2017. The regulatory application for the transaction remains under review by the Office of the Comptroller of the Currency (“OCC”).   Subject to receipt of OCC approval and other customary closing conditions, the Company expects to close the transaction in January 2018.
On  November 1, 2017 the Company closed on its previously announced acquisition of an office building in Red Bank, New Jersey related to its back-office consolidation, at a purchase price of $42.5 million. Included in the acquisition is a structured parking facility as well as the existing furniture, fixtures and equipment. Occupancy is expected in the first half of 2018.

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
Item 1A. Risk Factors
In addition to the risk factors relevant to the Company set forth in Part I, Item 1A, “Risk Factors,” in the 2016 Form 10-K stockholders and investors of the Company should consider the following risk factors related to the pending merger with Sun. For more information regarding the pending merger with Sun, stockholders and investors of the Company should read the joint proxy statement/prospectus included in the registration statement (File No. 333-220235) on Form S-4 that was filed with the SEC on August 29, 2017, as amended by that certain Amendment No. 1 to Form S-4, filed with the SEC on September 19, 2017, and declared effective by the SEC on September 20, 2017, in connection with such pending merger. There were no other material changes to risk factors relevant to the Company’s operations since December 31, 2016.
Because the market price of the Company’s common stock may fluctuate, neither the Company’s stockholders nor Sun shareholders can be certain of the market value of the stock portion of the merger consideration that will be payable by the Company to the Sun shareholders. At the time of the completion of the merger of Mercury Merger Sub Corp. into Sun (the “first-step merger”), each outstanding share of Sun common stock, except for certain shares of Sun common stock owned by Sun or the Company, will be converted into the right to receive the “merger consideration” which is either (i) the cash consideration, which is an amount in cash equal to the sum of (A) $3.78 plus (B) the product of 0.7884 multiplied by the volume weighted-average trading price of shares of common stock of the Company for the five trading days immediately prior to the effective time of the first-step merger (the “Company share closing price”), or (ii) the stock consideration, which will be a number of shares of Company common stock equal to the exchange ratio, which is the quotient of (A) the cash consideration divided by (B) the Company share closing price. The right to receive the cash consideration or the stock consideration will be made at the election of each holder of shares of Sun common stock, subject to the allocation and proration provisions of the merger agreement. The merger agreement provides that the aggregate amount of cash consideration will not exceed the product of (x) $3.78 and (y) the total number of shares of Sun common stock issued and outstanding immediately prior to the effective time of the first-step merger (the “effective time”). There will be a lapse of time between the date of this report and the date on which the first-step merger is completed. The market value of the Company common stock may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in the Company’s businesses, operations and prospects and regulatory considerations. Many of these factors are outside of the control of the Company.
Because the merger consideration is primarily based on the Company share closing price, any changes in the market price of Company common stock prior to the completion of the first-step merger will have a corresponding effect on the amount of per share cash consideration payable by the Company and the value of the per share stock consideration. There will be no adjustment to the computation of the merger consideration for changes in the market price of either shares of Company common stock or shares of Sun common stock.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the proposed transaction with Sun. Before the proposed transaction with Sun can be completed, the Company and Sun must obtain approvals from the Board of Governors of the Federal Reserve System (the “FRS”) and the OCC. The Company and Sun obtained approval from the Board of Governors of the FRS on October 17, 2017. In evaluating an application for approval, the OCC takes into consideration a number of factors, including (i) the competitive impact of the transaction; (ii) financial and managerial resources of the bank parties to the bank merger or integrated mergers both on a current and pro forma basis; (iii) the convenience and needs of the community to be served and the record of the banks under the Community Reinvestment Act (the “CRA”), including their CRA ratings; (iv) the banks’ effectiveness in combating money laundering activities; and (v) the extent to which the bank merger or integrated mergers would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Other approvals, as well as waivers or consents, from regulators may also be required. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the proposed transaction or require changes to the terms of the proposed transaction. Such conditions or changes could have the effect of delaying or preventing completion of the proposed transaction with Sun or imposing additional costs on or limiting the revenues of the combined company following the completion of the proposed transaction, any of which might have an adverse effect on the combined company following the completion of the proposed transaction. However, under the terms of the merger agreement, in connection with obtaining such regulatory approvals or waivers, neither party is required to take any action, or commit to take any action, or agree to any condition or restriction, that would reasonably be expected to have a material adverse effect (measured on a scale relative to Sun) on any of the Company, Sun or the surviving corporation, after giving effect to the proposed transaction. In addition, subject to approval from the OCC, prior to the completion of the proposed transaction, OceanFirst Bank intends to convert from a federal savings association into a national banking association, and the Company intends to cease being a savings and loan holding company and become a bank holding company. The approval process for the conversion application could delay the completion of the proposed transaction with Sun.
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
Litigation relating to the proposed transaction with Sun could require the Company to incur significant costs and suffer management distraction, as well as delay and/or enjoin the proposed transaction. Following the announcement of the transaction with Sun, three stockholders filed purported class actions in state court which were consolidated under the caption In re Sun Bancorp, Inc. Consolidated Stockholder Litigation, Case No. BUR-L-2060-17 (N.J. Super. Ct. Law Div.). Plaintiffs alleged that members of the Sun board breached their fiduciary duties by approving the merger agreement because the transaction was procedurally flawed and financially inadequate, and by failing to disclose material information about the transaction. Plaintiffs further alleged that OceanFirst and Merger Sub aided and abetted such alleged breaches, and sought to enjoin the merger, as well as unspecified money damages, costs and attorneys' fees and expenses. A purported class action was also filed in federal court captioned Parshall v. Sun Bancorp, Inc., Case No. 1:17-cv-07368 (D.N.J.) alleging defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and certain rules and regulations promulgated thereunder, by not disclosing certain allegedly material facts about the transaction. On October 13, 2017, the parties to the various actions entered into a Memorandum of Understanding to resolve the named plaintiffs' individual claims in the state and federal actions.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares of which 154,804 shares remain available for repurchase. On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares of which all shares authorized for repurchase remain available at September 30, 2017. Information regarding the Company’s common stock repurchases for the three month period ended September 30, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	—	—	—	1,754,804
August 1, 2017 through August 31, 2017	—	—	—	1,754,804
September 1, 2017 through September 30, 2017	—	—	—	1,754,804

Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information

On  November 1, 2017 the Company closed on its previously announced acquisition of an office building in Red Bank, New Jersey related to its  back-office consolidation, at a purchase price of $42.5 million. Included in the acquisition is a structured parking facility as well as the existing furniture, fixtures and equipment. Occupancy is expected in the first half of 2018.

Item 6. Exhibits

Exhibits:
2.1	Agreement and Plan of Merger, dated as of June 30, 2017, by and among OceanFirst Financial Corp., Sun Bancorp, Inc. and Mercury Merger Sub Corp. (1)
3.1	Amended Bylaws of OceanFirst (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

(1) Incorporated by reference from Exhibit 2.1 to current report on Form 8-K filed July 3, 2017.
(2) Incorporated by reference from Exhibit 3.1 to current report on Form 10-Q filed August 9, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE: November 8, 2017	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE: November 8, 2017	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.