Form 10-K
period 2017-12-31
OCEANFIRST FINANCIAL CORP
filed 2018-02-28
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $858,357,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of February 23, 2018 was 47,988,933.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A. (the “Bank”). At December 31, 2017, the Company had consolidated total assets of $5.4 billion and total stockholders’ equity of $601.9 million. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.
The Company has been the holding company for the Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”). Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company. The conversions on January 31, 2018 do not change the entities which regulate and supervise the Bank and Company. The Bank’s principal business has been and continues to be attracting retail and business deposits in the communities surrounding its branch offices and investing those deposits primarily in loans, consisting of commercial real estate and other commercial loans which have become a key focus of the Bank and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, Bankcard services, wealth management services and the sale of alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, investment maturities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) advances and other borrowings.
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
In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, accounting principles and guidelines and the Bank’s ability to successfully integrate acquired operations. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Market Area and Competition
The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through an administrative/branch office located in Toms River, New Jersey, and 45 additional branch offices and three deposit production facilities located throughout central and southern New Jersey. The Bank also operates a wealth management office in Ocean County, New Jersey and commercial loan production offices in the Philadelphia area and in Atlantic, Cape May, and Mercer Counties in New Jersey. The Bank’s deposit gathering and lending activities are concentrated in the markets surrounding its branch office network. During 2017, the Company acquired an administrative office building in Red Bank, New Jersey which it expects to occupy in April 2018 while consolidating 19 non-branch operating facilities into two primary locations throughout 2018.
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
The Bank’s future growth opportunities will be partly influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition both in making loans and in attracting deposits. In addition, rapid technological changes and consumer preferences may result in increased competition for the Company’s other services. The state of New Jersey, including the Bank’s primary market areas of central and southern New Jersey, is an attractive market to many financial institutions. Many of the Bank’s competitors are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large banking competitors through its local presence and ability to deliver personalized service.
Community Involvement
The Bank proudly promotes a higher quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. Through the Foundation, established in 1996, OceanFirst has granted over $34 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development and the arts.
Acquisitions
On July 31, 2015, the Company completed its acquisition of Colonial American Bank (“Colonial American”), which added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits. The in-market acquisition strengthened the Bank’s position in the attractive Monmouth County, New Jersey marketplace by adding offices in Middletown and Shrewsbury, New Jersey.
On March 11, 2016, the Bank purchased an existing retail branch located in the Toms River, New Jersey market with total deposits of $17.0 million.
On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. (“Cape”) which added $1.5 billion to assets, $1.2 billion to loans, and $1.2 billion to deposits. The transaction was a market extension, creating a preeminent New Jersey based community banking franchise operating throughout central and southern New Jersey while also providing a gateway into the demographically attractive Philadelphia metropolitan area.
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Company (“Ocean Shore”) which added $991.3 million to assets, $773.3 million to loans, and $875.1 million to deposits. The in-market transaction solidified the Bank’s position as the premier banking franchise in central and southern New Jersey with a strong core deposit franchise and enhanced operating scale.
On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”). Based on the $26.45 per share closing price of the Company’s common stock on January 31, 2018, the total transaction value was $474.9 million. The acquisition added $2.1 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. The Sun acquisition was another in-market transaction which enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey.
These acquisitions have provided the Company with the opportunity to grow business lines, expand its geographic footprint and improve financial performance. The Company will continue to evaluate potential acquisition opportunities for those that can be expected to create stockholder value.

Lending Activities
Loan Portfolio Composition. At December 31, 2017, the Bank had total loans outstanding of $3.976 billion, of which $1.757 billion, or 44.2% of total loans, were commercial real estate, multi-family and land loans. The remainder of the portfolio consisted of $1.749 billion of one-to-four family residential mortgage loans, or 44.0% of total loans; $282.4 million of consumer loans, primarily home equity loans and lines of credit, or 7.1% of total loans; and, $187.6 million of commercial loans, or 4.7% of total loans. Included in total loans are $241,000 of loans held-for-sale at December 31, 2017. At that same date, 31.9% of the Bank’s total loans had adjustable interest rates.
The types of loans that the Bank may originate are subject to Federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the Federal government, including the FRB, and legislative tax policies.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Real estate:
Commercial real estate, multi-family and land	$1,757,106	44.19%	$1,668,872	43.72%	$818,445	41.19%	$649,951	38.09%	$528,945	33.91%
One-to-four family	1,749,166	43.99	1,704,405	44.66	830,497	41.80	772,911	45.31	769,476	49.34
Consumer (1)	282,438	7.10	290,676	7.62	193,160	9.72	199,349	11.68	200,683	12.87
Commercial and industrial	187,645	4.72	152,810	4.00	144,788	7.29	83,946	4.92	60,545	3.88
Total loans	3,976,355	100.00%	3,816,763	100.00%	1,986,890	100.00%	1,706,157	100.00%	1,559,649	100.00%
Deferred origination costs, net	5,380		3,414		3,232		3,207		3,526
Allowance for loan losses	(15,721)		(15,183)		(16,722)		(16,317)		(20,930)
Total loans, net	3,966,014		3,804,994		1,973,400		1,693,047		1,542,245
Less:
Loans held for sale	241		1,551		2,697		4,201		785
Loans receivable, net	$3,965,773		$3,803,443		$1,970,703		$1,688,846		$1,541,460
Total loans:
Adjustable rate	$1,266,817	31.86%	$1,192,998	31.26%	$750,816	37.79%	$634,835	37.21%	$590,261	37.85%
Fixed rate	2,709,538	68.14	2,623,765	68.74	1,236,074	62.21	1,071,322	62.79	969,388	62.15
	$3,976,355	100.00%	$3,816,763	100.00%	$1,986,890	100.00%	$1,706,157	100.00%	$1,559,649	100.00%

(1)	Consists primarily of home equity loans and lines of credit, and to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2017. The table does not include principal prepayments.

	At December 31, 2017
	Commercial Real Estate, Multi-Family and Land	One-to- Four Family	Consumer	Commercial and Industrial	Total Loans Receivable
	(in thousands)
One year or less	$256,770	$50,622	$3,715	$47,529	$358,636
After one year:
More than one year to three years	331,610	9,129	9,402	57,283	407,424
More than three years to five years	339,145	16,585	13,858	25,921	395,509
More than five years to ten years	608,230	124,091	84,187	23,621	840,129
More than ten years to twenty years	152,945	432,521	163,772	13,146	762,384
More than twenty years	68,406	1,116,218	7,504	20,145	1,212,273
Total due after December 31, 2018	1,500,336	1,698,544	278,723	140,116	3,617,719
Total amount due	$1,757,106	$1,749,166	$282,438	$187,645	3,976,355
Deferred origination costs, net					5,380
Allowance for loan losses					(15,721)
Loans receivable, net					3,966,014
Less: Loans held for sale					241
Total loans, net					$3,965,773
The following table sets forth at December 31, 2017, the dollar amount of total loans receivable, contractually due after December 31, 2018, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
Commercial real estate, multi-family and land	$966,001	$534,335	$1,500,336
One-to-four family	1,322,450	376,094	1,698,544
Consumer	152,424	126,299	278,723
Commercial and industrial	72,344	67,772	140,116
Total loans receivable	$2,513,219	$1,104,500	$3,617,719

Origination, Sale and Servicing of Loans. The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held-for-sale, for the periods indicated.

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total loans:
Beginning balance	$3,816,763	$1,986,890	$1,722,888
Loans originated:
Commercial real estate, multi-family and land	295,519	122,806	187,454
One-to-four family	298,272	163,663	158,577
Consumer	68,872	43,780	48,594
Commercial and industrial	165,191	138,495	76,931
Total loans originated	827,854	468,744	471,556
Loans purchased	37,337	37,561	21,992
Net loans acquired in acquisition	—	1,930,853	121,466
Total	4,681,954	4,424,048	2,337,902
Less:
Principal repayments	680,118	522,226	294,284
Sales of loans	16,371	78,736	48,614
Charge-offs (gross)	5,384	4,490	1,135
Transfer to other real estate owned	3,726	1,833	6,979
Total loans	$3,976,355	$3,816,763	$1,986,890
Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as office, industrial or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in its primary market area. The Bank generally originates commercial real estate loans with terms of up to ten years and amortization schedules up to thirty years with fixed or adjustable rates. Fixed rate loans typically contain prepayment penalties over the initial term. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history and profitability among other factors. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 130%. The Bank generally requires the personal guarantee of the principal borrowers for commercial real estate loans.
At December 31, 2017, the Bank’s total loans outstanding were $3.976 billion, of which $1.757 billion, or 44.2% of total loans, were commercial real estate loan portfolio, as compared to $1.669 billion, or 43.7% of total loans, at December 31, 2016. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders and has commercial lending teams in various New Jersey counties including Atlantic, Cape May, Mercer, Monmouth, and Ocean as well as teams in the Philadelphia area. Of the total commercial real estate portfolio, 32.4% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property.
The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2017, the Bank had an outstanding balance in commercial construction loans of $108.0 million, as compared to $123.2 million at December 31, 2016.
The Bank also originates multi-family mortgage loans and land loans on a limited basis. The Bank’s multi-family loans and land loans at December 31, 2017 totaled $90.1 million and $10.9 million, respectively, as compared to $34.8 million and $7.7 million, respectively, at December 31, 2016.
One-to-Four Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by commissioned loan representatives in the exclusive employment of the Bank and are largely derived from contacts within the local real estate industry, members of the local communities and the Bank’s existing or past customers. On occasion the Bank purchases loans originated by other banks.
At December 31, 2017, $1.749 billion, or 44.0% of total loans, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loans was approximately $223,000 at December 31, 2017.
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
Generally, ARM loans pose credit risks different than the risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of ARM loans with an initial fixed period of five years or less must qualify based on the greater of the note rate plus 2% or the fully-indexed rate. Seven- to ten-year ARMs must qualify based on the note rate. The Bank does not originate ARM loans which provide for negative amortization.
The Bank’s fixed-rate mortgage loans are currently made for terms from 10 to 30 years. Prior to the fourth quarter of 2014, the Bank generally retained the servicing on loans sold. Currently, servicing rights are generally sold as part of the loan sale. Currently, the Bank generally holds its residential loans for its portfolio, and may sell a portion of its longer-term, fixed-rate loans after reviewing volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates. During the past several years, the Bank has generally sold much of its 30-year, fixed-rate, one-to-four family loans into the secondary market primarily to manage interest rate risk. With the rise in market interest rates and the reduction in refinance volume, the Bank retained most of its 30-year fixed-rate loan originations in 2017 to replace repayments on the existing residential mortgage loan portfolio.
The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 58.0% at December 31, 2017 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the Consumer Financial Protection Bureau (“CFPB”) regulations. See “Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank.”
Included in the Bank’s one-to-four family loan balance at December 31, 2017, were residential construction loans which totaled $54.6 million. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s residential construction loans are made to individuals building a residence.
Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.
Consumer Loans. At December 31, 2017, the Bank’s consumer loans totaled $282.4 million, or 7.1% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $147.9 million; home equity lines of credit comprised $136.8 million; overdraft line of credit loans totaled $709,000; and loans on savings accounts and other consumer loans totaled $524,000.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from 5 to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2017, these loans totaled $31.2 million, as compared to $41.4 million at December 31, 2016.

Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.
Commercial and Industrial Lending. At December 31, 2017, commercial and industrial (“C&I”) loans totaled $187.6 million, or 4.7% of the Bank’s total loans outstanding. The Bank originates commercial and industrial loans and lines of credit (including for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial and industrial loans and credit lines, the Bank reviews and analyzes financial history and capacity, collateral value, strength and character of the principals, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, fixtures, etc. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial loans. Risk of loss on a commercial and industrial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations.
Loan Approval Procedures and Authority. The Board establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by a minimum of two officers of the Bank or the Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of credit approval authority as the loan amount increases. Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital.
Due to the recent acquisitions, a significant portion of the loan portfolio was underwritten according to the underwriting standards and guidelines of the acquired banks. Acquired loans have been evaluated under OceanFirst’s credit risk management policies during pre-closing due diligence and during post-closing risk rating reviews.
In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed 60% of the outstanding loan balances for the Company’s commercial real estate and commercial and industrial loans during 2017. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. On October 31, 2014, the Bank sold most of the servicing rights on residential mortgage loans serviced for Federal agencies, recognizing a net gain of $408,000. Smaller sales in 2015 resulted in a net gain of $111,000. All of the remaining loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2017, the Bank was servicing $121.7 million of loans for others. At December 31, 2017, 2016, and 2015, the balance of the Bank’s Mortgage Servicing Rights (“MSR”) totaled $143,000, $228,000, and $589,000, respectively. For the years ended December 31, 2017, 2016, and 2015, loan servicing income totaled $261,000, $250,000, and $268,000, respectively. The Bank evaluates the MSR for impairment on a quarterly basis. No impairment was recognized for the years ended December 31, 2017, 2016, and 2015. The valuation of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions which are subject to significant change in the near term. Generally, a decline in market interest rates will cause expected prepayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately lower future servicing fee income.
Delinquencies and Classified Assets. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. The Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to satisfy the loan terms. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 120 days or more, the Bank will either; (i) commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan; or (ii) sell non-performing loans where foreclosure proceedings may or may not have been initiated. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Foreclosure timelines in New Jersey are among the longest in the nation and have remained protracted over the past several years.
The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. As part of this process, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans, and a narrative report of classified commercial and industrial, commercial real estate, multi-family, land and construction loans. The Bank classifies assets in accordance with certain regulatory guidelines and definitions. At December 31, 2017, the Bank had $60.7 million of assets, including all other real estate owned (“OREO”), classified as “Substandard.” There were no assets classified as “Doubtful” or as “Loss.” At December 31, 2016, the Bank had $70.5 million of assets classified as

“Substandard,” $111,000 classified as “Doubtful” and no assets classified as “Loss.” Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, such as past delinquencies, are designated “Special Mention.” Special Mention assets totaled $25.5 million at December 31, 2017, as compared to $15.7 million at December 31, 2016.
Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans and OREO, excluding Purchase Credit Impaired (“PCI”) loans. The Bank obtained PCI loans as part of its acquisitions of Colonial American, Cape and Ocean Shore. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows with no related allowance for loan losses. PCI loans totaled $1.7 million and $7.6 million at December 31, 2017 and 2016, respectively. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2017, 2016 and 2015, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $639,000, $391,000, and $848,000, respectively.

	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Non-accrual loans:
Real estate:
Commercial real estate, multi-family and land	$14,243	$2,935	$10,796	$12,758	$12,304
One-to-four family	4,190	8,126	5,779	3,115	28,213
Consumer	1,929	2,064	1,576	1,877	4,328
Commercial and industrial	503	441	123	557	515
Total	20,865	13,566	18,274	18,307	45,360
OREO	8,186	9,803	8,827	4,664	4,345
Total non-performing assets	$29,051	$23,369	$27,101	$22,971	$49,705
Allowance for loan losses as a percent of total loans receivable (1)	0.40%	0.40%	0.84%	0.95%	1.33%
Allowance for loan losses as a percent of total non-performing loans (1)(2)	75.35	111.92	91.51	89.13	46.14
Non-performing loans as a percent of total loans receivable (2)	0.52	0.35	0.91	1.06	2.88
Non-performing assets as a percent of total assets (2)	0.54	0.45	1.05	0.97	2.21

(1)
The loans acquired from Ocean Shore, Cape, and Colonial American were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for loan losses, was $17,531, $25,973, and $2,202 at December 31, 2017, 2016, and 2015, respectively. There were no net credit marks on loans at December 31, 2014 and 2013.

(2)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
Non-performing loans totaled $20.9 million at December 31, 2017, an increase of $7.3 million, as compared to December 31, 2016. The increase was primarily due to three commercial loan relationships totaling $12.6 million, including one large relationship in the fourth quarter of 2017. An increase in non-performing residential mortgage loans early in the year was offset by bulk sales of non-performing residential mortgage loans totaling $8.5 million. Non-performing loans at December 31, 2017 and 2016 do not include $1.7 million and $7.6 million, respectively, of PCI loans acquired from Colonial American, Cape and Ocean Shore. The Company’s OREO totaled $8.2 million at December 31, 2017, a $1.6 million decrease from December 31, 2016. The OREO balance at December 31, 2017 and 2016 included $6.5 million and $7.0 million, respectively, relating to a hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.
Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. A description of the methodology used in establishing the allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Allowance for Loan Losses.”
As of December 31, 2017 and 2016, the Bank’s allowance for loan losses was 0.40% of total loans. The net credit mark on all acquired loans, not reflected in the allowance for loan losses, was $17.5 million and $26.0 million at December 31, 2017 and 2016, respectively. The allowance for loan losses as a percent of total non-performing loans was 75.35% at December 31, 2017, a decrease from 111.92% in the prior year. The decrease was due to the addition of one large loan relationship in the fourth quarter of 2017 with no related loss allocation included in the allowance for loan losses. The Bank had non-accrual loans of $20.9 million at December 31, 2017, an increase from $13.6 million at December 31, 2016. The Bank will continue to monitor its allowance for loan losses as conditions dictate.
The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Balance at beginning of year	$15,183	$16,722	$16,317	$20,930	$20,510
Charge-offs:
Commercial real estate	1,049	3,399	103	323	—
Residential real estate	3,820	558	295	6,955	2,444
Consumer	135	349	678	471	842
Commercial and industrial	380	184	59	78	235
Total	5,384	4,490	1,135	7,827	3,521
Recoveries	1,477	328	265	584	1,141
Net charge-offs	3,907	4,162	870	7,243	2,380
Provision for loan losses	4,445	2,623	1,275	2,630	2,800
Balance at end of year	$15,721	$15,183	$16,722	$16,317	$20,930
Ratio of net charge-offs during the year to average net loans outstanding during the year	0.10%	0.15%	0.05%	0.45%	0.16%
The increase in net charge-offs for the year ended December 31, 2016, was primarily due to charge-offs of $2.1 million on the bulk sales of non-performing and under-performing loans. The elevated charge-offs in 2014 were due to the bulk sale of non-performing residential and consumer loans which resulted in a charge-off of $5.0 million on these loans.

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2017			2016			2015			2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$11,127	70.78%	44.19%	$9,360	61.65%	43.72%	$7,165	42.85%	41.19%	$8,935	54.76%	38.09%	$10,371	49.55%	33.91%
Residential real estate	1,804	11.48	43.99	2,245	14.79	44.66	6,590	39.41	41.80	4,291	26.30	45.31	4,859	23.22	49.34
Consumer	614	3.91	7.10	1,110	7.31	7.62	1,095	6.55	9.72	1,146	7.02	11.68	1,360	6.50	12.87
Commercial and industrial	1,801	11.45	4.72	2,037	13.41	4.00	1,639	9.80	7.29	863	5.29	4.92	1,383	6.61	3.88
Unallocated	375	2.38	—	431	2.84	—	233	1.39	—	1,082	6.63	—	2,957	14.12	—
Total	$15,721	100.00%	100.00%	$15,183	100.00%	100.00%	$16,722	100.00%	100.00%	$16,317	100.00%	100.00%	$20,930	100.00%	100.00%
In recent years, the Bank has refined and enhanced its assessment of the adequacy of the allowance by reviewing the look-back periods, updating the loss emergence periods, and enhancing the analysis of qualitative factors. These refinements have increased the level of precision in the allowance and the unallocated portion has declined substantially. Additionally, the reduction in the unallocated portion of the allowance for loan losses in 2014 was due to the improved risk profile of the loan portfolio and related credit metrics, and the lower level of uncertainty relating to future loan losses due to the bulk sale of non-performing residential and consumer loans.
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
At December 31, 2017 and 2016, the Company maintained a reserve for repurchased loans and loss sharing obligations of $463,000 and $846,000, respectively. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. Losses were $383,000, $140,000, and $56,000, respectively, for the years ended December 31, 2017, 2016 and 2015. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2017 and 2016, there were no outstanding loan repurchase requests.
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
Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including the Federal Home Loan Mortgage Company (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and the Small Business Administration (“SBA”) that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and with varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans.
The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related estimated fair value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration (“FHA”) or Department of Veterans Affairs (“VA”) loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.
The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including ARM, balloon and fixed-rate securities and all were directly insured or guaranteed by either FHLMC, FNMA, GNMA or SBA.

The following table sets forth the Bank’s mortgage-backed securities activities at amortized cost for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$462,883	$280,872	$326,117
Mortgage-backed securities acquired	—	203,416	—
Mortgage-backed securities purchased	165,501	59,590	16,913
Less: Principal repayments	(96,383)	(73,470)	(60,924)
Less: Sales	—	(6,394)	—
Amortization of premium	(891)	(1,131)	(1,234)
Ending balance	$531,110	$462,883	$280,872
The following table sets forth certain information regarding the amortized cost and estimated fair value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
FHLMC	$186,921	$184,135	$144,016	$141,754	$120,116	$118,991
FNMA	263,103	261,296	217,445	217,130	160,254	162,170
GNMA	75,243	74,379	92,475	92,230	502	597
SBA	5,843	5,871	8,947	8,975	—	—
Total mortgage-backed securities	$531,110	$525,681	$462,883	$460,089	$280,872	$281,758
Investment Securities. At December 31, 2017, the amortized cost of the Company’s investment securities totaled $332.3 million, and consisted of $97.3 million of U.S. agency obligations, $150.0 million of state and municipal obligations, $76.0 million of corporate debt securities, and $8.9 million of other investments. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities with current credit ratings that are considered investment grade ranging from a high of AAA to a low of A-. The corporate debt securities include a $1.0 million issue of a local community bank purchased in late 2015 which is not rated by any of the credit rating services. Excluding this item, the remaining corporate debt securities are issued by various corporate entities with an amortized cost of $75.0 million. Credit ratings range from a high of AA- to a low of BB as rated by one of the internationally-recognized credit rating services. See “Note 4 to the Consolidated Financial Statements.”
The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s investment securities at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment securities:
U.S. agency obligations	$97,346	$96,484	$32,502	$32,253	$85,084	$85,108
State and municipal obligations	149,958	148,702	39,155	38,309	13,311	13,326
Corporate debt securities	76,024	72,374	77,057	71,141	56,000	47,473
Other investments	8,947	8,700	8,778	8,551	—	—
Total investment securities	$332,275	$326,260	$157,492	$150,254	$154,395	$145,907

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities as of December 31, 2017. Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See “Investment Activities – Mortgage-backed Securities.”

	At December 31, 2017
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Investment securities:
U.S. agency obligations	$15,024	$82,322	$—	$—	$97,346	$96,484
State and municipal obligations	25,908	64,996	59,054	—	149,958	148,702
Corporate debt securities (1)	5,012	11,079	29,932	30,001	76,024	72,374
Total investment securities	$45,944	$158,397	$88,986	$30,001	$323,328	$317,560
Weighted average yield	1.57%	1.79%	2.57%	2.09%	2.00%
Mortgage-backed securities:
FHLMC	$46	$1,121	$39,478	$146,276	$186,921	$184,135
FNMA	95	333	41,969	220,706	263,103	261,296
GNMA	—	—	376	74,867	75,243	74,379
SBA	—	—	—	5,843	5,843	5,871
Total mortgage-backed securities	$141	$1,454	$81,823	$447,692	$531,110	$525,681
Weighted average yield	1.61%	1.92%	2.41%	2.21%	2.24%

(1)	$61.0 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.
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
At December 31, 2017, the Bank had $270.6 million in time deposits in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$43,613	0.95%
Over three through six months	23,839	0.72
Over six through twelve months	54,372	0.94
Over twelve months	148,815	1.73
Total	$270,639	1.36%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Interest-bearing checking accounts	$1,796,370	41.96%	0.25%	$1,266,135	42.92%	0.17%	$875,326	46.85%	0.11%
Money market deposit accounts	410,373	9.59	0.30	316,977	10.75	0.27	129,775	6.95	0.14
Savings accounts	672,315	15.70	0.05	447,484	15.17	0.04	306,151	16.39	0.03
Non-interest-bearing accounts	776,344	18.13	—	497,166	16.85	—	327,216	17.51	—
Time deposits	625,847	14.62	1.00	422,026	14.31	1.03	229,785	12.30	1.33
Total average deposits	$4,281,249	100.00%	0.29%	$2,949,788	100.00%	0.25%	$1,868,253	100.00%	0.23%
Borrowings. The Bank has obtained advances from the FHLB for cash management and interest rate risk management purposes or as an alternative to deposit funds and may do so in the future as part of its operating strategy. FHLB term advances are also used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2017, the Bank had $288.7 million in outstanding advances from the FHLB. The Bank also has outstanding municipal letters of credit issued by the FHLB used to secure government deposits. At December 31, 2017, these letters of credit totaled $665.0 million.
The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2017, the Bank had borrowed $79.7 million through securities sold under agreements to repurchase.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2017, the Bank had no borrowings outstanding with the Reserve Bank.
Subsidiary Activities
At December 31, 2017, the Bank owned 7 direct subsidiaries:

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

•
OceanFirst Services, LLC is a wholly-owned subsidiary of the Bank that is now the holding company for OFB Reinsurance, Ltd., which was established in 2002 to reinsure a percentage of the private mortgage insurance (“PMI”) risks on one-to-four family residential mortgages originated by the Bank. There are no current reinsurance contracts in force by OFB Reinsurance, Ltd.

In addition to the Bank, the Company has OceanFirst Risk Management, Inc. as a direct subsidiary. OceanFirst Risk Management Inc. is a captive insurance company that insures certain risks relating to the business of the Bank and the Company.

Personnel
As of December 31, 2017, the Bank had 598 full-time employees and 86 part-time employees, for a total of 684 employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. From time to time the Bank may operate subsidiaries which may include employees not directly employed in banking activities. As of December 31, 2017, subsidiaries of the Bank had 38 full-time and 27 part-time employees to manage a repossessed commercial property.
On January 31, 2018, the Company completed its acquisition of Sun, which added 291 full-time and 35 part time employees, for a total of 326 employees.
REGULATION AND SUPERVISION
General
Prior to January 2018, the Bank was a Federally-chartered savings bank, and the Company was registered as a savings and loan holding company. Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is subject to the requirements of the BHC Act, including required approvals for investments in or acquisitions of banking organizations, or entities involved in activities that are deemed closely related to banking, capital adequacy standards and limitations on nonbanking activities. The Company is registered with the FRB and is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund (“DIF”) managed by the FDIC. The Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC conducts periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
In addition, the Company elected to become a financial holding company under the Gramm-Leach Bliley Act amendments to the BHC Act (the “GLBA”). A financial holding company, and the nonbank companies under its control, are permitted to engage in activities considered financial in nature or incidental to financial activities and, if the FRB determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities are considered complementary to financial activities.
The banking industry is highly regulated. Statutory and regulatory controls increase a BHC’s cost of doing business and limit the options of its management to deploy assets and maximize income. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the Company or the Bank. It is intended only to briefly summarize some material provisions.
The description of statutory provisions and regulations applicable to national bank chartered institutions and BHCs set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company, is subject to change and is qualified in its entirety by reference to the actual laws and regulations involved.
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
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators (the OCC in the case of the Bank), although the CFPB will have back-up authority over such institutions. The Dodd-Frank Act also weakens the Federal preemption rules that have been applicable for national banks and Federal savings associations, and gives state attorney generals the ability to enforce Federal consumer protection laws.

Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. The Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” The rule sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge a lender’s determination that a loan was in fact a Qualified Mortgage. The qualified mortgage rule has yet to be fully addressed by the foreclosure courts and depending on the interpretation of these rules, collectability of non-qualifying mortgages could be subject to future action by the courts. See “Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank.”
The Dodd-Frank Act also directed the FRB to issue rules to limit debit card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. The FRB issued a final rule which caps an issuer’s debit card interchange base fee at twenty-one cents ($0.21) per transaction and allows an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Bank’s average interchange fee per transaction is thirty-nine cents ($0.39). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces in future periods may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2017, the Bank’s revenues from interchange fees was $6.3 million, an increase of $2.0 million from 2016.
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
Bank Holding Company Regulation
The Company is a BHC and is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require. The Company and its subsidiaries are subject to examination by the FRB.
The BHC Act prohibits the companies which do not elect to become financial holding companies, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that a BHC may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The BHC Act requires prior approval by the FRB of the acquisition by bank holding companies of more than 5% of the voting stock of any other entity, including another bank. Satisfactory capital ratios and Community Reinvestment Act (“CRA”) ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a BHC is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy.
Holding Company Capital Requirements. The Dodd-Frank Act requires capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. The Dodd-Frank Act also requires banking regulators to seek to make capital standards countercyclical, so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
At December 31, 2017, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2017:

				Capital
As of December 31, 2017	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$465,554	$209,943	$255,611	8.87%	4.00%
Common equity Tier 1 (to risk-weighted assets)	449,991	212,907	237,084	12.15	5.75	(1)
Tier 1 capital (to risk-weighted assets)	465,554	268,448	197,106	12.57	7.25	(1)
Total capital (to risk-weighted assets)	516,902	342,502	174,400	13.96	9.25	(1)

(1)	Includes the Capital Conservation Buffer of 1.25%
Dividends. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory pressures to reclassify and charge off loans and to establish additional loan loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the Company’s net income for the past four quarters, net of dividends previously paid over that period is insufficient to fully fund the dividend or the Company’s overall rate of earnings retention is inconsistent with the Company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction in the amount of such instruments outstanding from the beginning of the quarter in which the redemption or repurchase occurred compared with the end of such quarter. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Acquisition of the Company. Under the Federal Change in Bank Control Act (“CBCA”) and applicable regulations, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the FRB has found that the acquisition will not result in a change of control of the Company. Under CBCA, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a BHC.
Financial Holding Company Status
When the Bank converted to a national bank charter and the Company became a BHC, the Company elected to become a financial holding company. Financial holding companies may engage in a broader scope of activities than a BHC. In addition, financial holding companies may undertake certain activities without prior FRB approval.
A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and insurance agency activities; merchant banking; and activities that the FRB determines to be financial in nature or incidental to a financial activity or which is complementary to a financial activity and does not pose a safety and soundness risk.
A financial holding company that engages in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. Also, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity, if it shows, among other things, that the activity does not pose a substantial risk to the safety and soundness of its insured depository institutions or the financial system.
A financial holding company generally may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a BHC, bank or savings association. In addition, under the FRB's merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross-market its products or services with any of the financial holding company's controlled depository institutions.
If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed” and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than “satisfactory,” then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.
Regulation of Bank Subsidiary
Business Activities. The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, and limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. Approval of the OCC is required for branching, bank mergers in which the continuing bank is a national bank and in connection with certain fundamental corporate changes affecting the Bank. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, as implemented by Regulation W which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries.
Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital including: a common equity Tier 1 capital to risk-based assets ratio of 4.0%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in over four years beginning January 1, 2016. The capital conservation buffer requirement is being phased in incrementally, which started at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and increasing to 1.875% on January 1, 2018, and 2.50% on January 1, 2019, when the full capital conservation buffer requirement will be effective. Both the Bank and the Company are in compliance with the capital conservation buffer requirements applicable to them.
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
At December 31, 2017, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2017:

				Capital
As of December 31, 2017	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$459,031	$209,760	$249,271	8.75%	4.00%
Common equity Tier 1 (to risk-weighted assets)	459,031	212,705	246,326	12.41	5.75	(1)
Tier 1 capital (to risk-weighted assets)	459,031	268,194	190,837	12.41	7.25	(1)
Total capital (to risk-weighted assets)	475,379	342,178	133,201	12.85	9.25	(1)

(1)	Includes the Capital Conservation Buffer of 1.25%
Prompt Corrective Action. Federal law requires, among other things, that the Federal bank regulatory authorities take “prompt corrective action” with respect to insured depository institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC’s regulations define the five categories as follows:
An institution is classified as “well capitalized” if:

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 6.5%; and

•	its ratio to Tier 1 capital to risk-weighted assets is at least 8%; and

•	its ratio of total capital to risk-weighted assets is at least 10%.
An institution is classified as “adequately capitalized” if:

•	its ratio of Tier 1 capital to total assets is at least 4%; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 5.75%; and

•	its ratio to Tier 1 capital to risk-weighted assets is at least 7.25%; and

•	its ratio of total capital to risk-weighted assets is at least 9.25%.
An institution is classified as “undercapitalized” if:

•	its leverage ratio is less than 4%; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 5.75%; and

•	its ratio to Tier 1 risk based capital is at less than 7.25%; and

•	its ratio of total capital to risk-weighted assets is at least 9.25%.
An institution is classified as “significantly undercapitalized” if:

•	its leverage ratio is less than 3%; or

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 4.25%; or

•	its ratio to Tier 1 risk based capital is at less than 5.25%; or

•	its total risk-based capital is less than 7.25%.
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

Based on the regulatory guidelines, the Bank satisfies the criteria to be “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the DIF of the FDIC. The Bank is therefore subject to FDIC deposit insurance assessments which are determined using a risk-based system.
In 2011, the FDIC approved a final rule required by the Dodd-Frank Act, that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the DIF. The rule finalized a target size for the DIF at 2% of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provided for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. The rule lowered overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total are between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”), formed in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation, is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO. The bonds issued by the FICO are due to mature in 2017 through 2019.
The total expense incurred in 2017 and 2016 for the deposit insurance assessment and the FICO payments were $1.6 million and $2.2 million, respectively.
Loans to One Borrower. Subject to certain exceptions, a banking institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.
Limitation on Capital Distributions. Applicable regulations impose limitations upon all capital distributions by a banking institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OCC, is required prior to any capital distribution if the total capital distributions for the calendar year exceeds net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. In the event the Bank’s capital fell below its regulatory requirements or the FRB or OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the FRB or OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the FRB or OCC determine that such distribution would constitute an unsafe or unsound practice. If the Bank is unable for any reason to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act and Basel III may limit the Company’s ability to pay dividends or repurchase stock in the future.
Assessments. Banking institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2017 and 2016 totaled $923,000 and $623,000, respectively.
Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-bank subsidiaries) is limited by Federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage-related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2017 of $19.7 million.
Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2018, the FRB has set the 3% reserve limit at $122.3 million and the exemption at $16.0 million.
In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $26.5 million at February 1, 2018.
FEDERAL AND STATE TAXATION
Federal Taxation
General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its 2017 taxable year, the Bank is subject to a maximum Federal income tax rate of 35% which declines to a maximum rate of 21% in 2018.
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
Tax Reform. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted resulting in significant modifications to existing law. As a result of the Tax Reform, the Company recorded additional tax expense of $3.6 million for the year ended December 31, 2017, due to the remeasurement of deferred tax assets and liabilities relating to the reduction in the corporate tax rate from 35% to 21%.
State and Local Taxation
New Jersey Taxation. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, the Bank is subject to a tax rate of 9% of taxable income. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations).
The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 3.60% (40% of 9%) of taxable income. The Company is not expected to qualify as a New Jersey Investment Company.
OceanFirst REIT Holdings, Inc. files a New Jersey income tax return and qualifies as a New Jersey Investment Company which is taxed at a rate presently equal to 3.60% of taxable income.
New York Taxation. Due to an increase in loan activity both organically and through acquisition, the Bank is required to file a New York State and MTA tax return. The New York return requires consolidation of all entities, including OceanFirst Realty, and New

York taxable income, consistent with other states, generally means Federal taxable income subject to certain adjustments. The allocation and apportionment of taxable income to New York state may positively affect the overall tax rate.
Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1A.	Risk Factors
An investment in the Company’s common stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K, before making any purchase or sale decisions regarding the Company’s common stock. If any of the following risks actually occur, the Company’s financial condition or operating results may be harmed. In that case, the trading price of the Company’s common stock may decline, and stockholders may lose part or all of their investment in the Company’s common stock.
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
Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2017, $1.9 billion, or 48.9%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial and industrial loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans.
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
The Company has grown and may continue to grow through acquisitions. To be successful as a larger institution, the Company must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs. Since July 31, 2015, the Company has acquired Colonial American, Cape and Ocean Shore. On January 31, 2018, the Company acquired Sun Bancorp, Inc.
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
Future acquisition activity could dilute tangible book value. Both nationally and locally, the banking industry is undergoing consolidation marked by numerous mergers and acquisitions. From time-to-time the Company may be presented with opportunities to acquire institutions and/or bank branches which result in discussions and negotiations. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of tangible book value per share.
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
Changes in the estimated fair value of securities may reduce stockholders’ equity and net income. At December 31, 2017, the Company maintained a securities portfolio of $854.3 million, of which $90.3 million was classified as available-for-sale. The estimated fair value of the available-for-sale securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss).

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
At December 31, 2017 the securities portfolio included corporate debt securities issued by national and regional banks in an unrealized loss position for greater than one year. The portfolio consisted of ten $5.0 million issues, two $2.5 million issues, two $1.5 million issues, and two $1.0 million issues spread among twelve issuers. At December 31, 2017, the securities in a loss position had a book value of $60.0 million and an estimated fair value of $56.1 million. At December 31, 2017, the Company determined that no other-than-temporary charge was required. However, the Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.
The Bank may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Company has entered into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. FNMA, FHLMC and investors carefully examine loan documentation on delinquent loans for a possible reason to request a repurchase by the loan originator. A subsequent sale of the repurchased mortgage loan or underlying collateral could typically be at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans. However, if repurchase activity is greater than anticipated, the reserve may need to be increased to cover actual losses which could harm future earnings.
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
The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. Although the Bank is exempt from this rule, market forces in future periods may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2017, the Bank’s revenues from interchange fees were $6.3 million, an increase of $2.0 million from 2016. See “Regulation and Supervision, General, The Dodd-Frank Act.”
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
Competition from other banks, financial institutions, government-sponsored entities and emerging technological providers in originating loans, attracting deposits and providing various financial services may adversely affect profitability and liquidity. The Company has substantial competition in originating loans, both commercial and consumer, in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. In addition, rapid technological changes and consumer preferences may result in increased competition for the Bank’s services. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Bank originates and the interest rates charged on these loans.
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

In addition, rapid technological changes and consumer preferences may result in increased competition for the Company’s other services. A number of well-funded technology focused companies are innovating the payments, distributed ledger, and cryptocurrency networks and are attempting to disintermediate portions of the traditional banking model. A shift in the mix of payment forms away from the Company’s products and services could have a material adverse effect on the Company’s financial position and results of operations.
The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2017, governmental and municipal deposits accounted for approximately 30% of the Company’s total deposits. The newly elected governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities may deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits and financing opportunities.
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
The Company’s inability to tailor its retail delivery model to respond to consumer preferences in banking may negatively affect earnings. The Bank has expanded its market presence through de novo branching and acquisitions. The branch continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, the Bank has undertaken a comprehensive review of its branch network, resulting in branch consolidation accompanied by the enhancement of the Bank’s capabilities to serve its customers through channels other than branches. The benefits of this strategy are dependent on the Bank’s ability to realize expected expense reductions without experiencing significant customer attrition.
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
Although the Company devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Company’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Company and its customers, there is no assurance that all of the Company’s security measures will provide absolute security. This risk is evidenced by recent events where financial institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyberattacks, ransomware and other means. Additionally, there is the risk of distributed denial-of-service or other similar attacks from technically sophisticated and well-resourced third parties which are intended to disrupt online services, as well as data breaches due to cyberattacks which result in unauthorized access to customer data. Despite the Company’s efforts to ensure the integrity of its systems, it is possible that the Company may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments, often with seemingly limitless resources. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers or clients. These risks may increase in the future as the Company continues to increase its mobile and other internet-based product offerings and systems.
In addition, a majority of data processing is outsourced to certain third-party providers. If these third-party providers encounter difficulties, or if there is difficulty communicating with them, the ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various vendors and their personnel. Breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to the Company’s confidential or other information or the confidential or other information of the Company’s customers, clients or counterparties. While management regularly reviews security assessments that were conducted on the Company’s third party service providers that have access to sensitive and confidential information, there can be no assurance that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
The Company may incur impairments to goodwill. At December 31, 2017, the Bank had $150.5 million in goodwill which is evaluated for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. The Company operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
The Company may be adversely affected by recent changes in U.S. tax laws. Changes in tax laws contained in the Tax Cuts and Jobs Act, enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for loan losses, which would reduce profitability and could have a material adverse effect on the Company’s business, financial condition and results of operations.
Monetary policies and regulations of the Federal Reserve Board could adversely affect the Company’s business, financial condition and results of operations. In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon the Company’s business, financial condition and results of operations cannot be predicted.
The Company is subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Federal Reserve Board may require the Company to commit capital resources to support the Bank. Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on the Company’s business, financial condition and results of operations.
Changes in card network fees could impact the Company’s operations. From time to time, the card networks increase the fees (known as interchange fees) that they charge to acquirers and that the Bank charges its merchants. It is possible that competitive pressures will result in the Bank absorbing a portion of such increases in the future, which would increase costs, reduce profit margin and adversely affect the Company’s business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit the Company’s use of capital for other purposes.

Changes in card network rules or standards could adversely affect the Company’s business. In order to provide debit card and cash management solutions, the Company is a member of the Visa network. Subsequent to the acquisition of Sun on January 31, 2018, the Company also became a member of the MasterCard network. As such, the Company is subject to card network rules resulting in a variety of fines or penalties that may be assessed on the Company. The termination of membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating merchant servicer business or limit the ability to provide debit card and cash management solutions to or through customers, and could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company will be subject to heightened regulatory requirements if total assets exceed $10 billion. The Company’s total assets were $5.4 billion at December 31, 2017 and $7.5 billion at January 31, 2018 after closing on the Sun acquisition. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, enhanced risk management frameworks and stress testing, all of which increase operating costs and reduce earnings.
As the Company approaches $10 billion in total consolidated assets, additional costs have been incurred to prepare for the implementation of these imposed requirements. The Company may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with the new statutory and regulatory requirements under the Dodd-Frank Act. Further, Federal financial regulators may require accelerated actions and investments to prepare for compliance before $10 billion in total consolidated assets is exceeded, and may suspend or delay certain regulatory actions, such as approving a merger agreement, if preparations are deemed inadequate. Upon reaching this threshold, the Company faces the risk of failing to meet these requirements, which may negatively impact results of operations and financial condition. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations would have is unpredictable, these changes could be materially adverse to the Company’s investors.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Bank conducts its business through its administrative office, which includes a branch office, 45 additional branch offices and three deposit production facilities. The branch offices are located throughout central and southern New Jersey. The Bank also operates a wealth management office in Ocean County, and commercial loan production offices in the Philadelphia area and Atlantic, Cape May, and Mercer Counties in New Jersey.
On January 31, 2018, the Bank acquired an additional 30 branches, three loan offices and two administrative offices as part of the Sun acquisition. The Company expects to consolidate 17 branches in the second quarter of 2018, primarily as a result of the merger.

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
Market Information for Common Stock
OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Global Select Market under the symbol OCFC. The table below shows the reported high and low daily closing prices of the common stock during the periods indicated in 2017 and 2016.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$30.54	$28.51	$27.65	$29.12
Low	27.49	26.05	24.25	25.70
2016
High	$19.95	$19.48	$19.95	$30.07
Low	16.30	16.96	18.12	19.05
As of December 31, 2017, the Company had approximately 6,000 stockholders, including the number of persons or entities holding stock in nominee or street name through various brokers and banks.
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index and the SNL Thrift Index for the period December 31, 2012 through December 31, 2017. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
OceanFirst Financial Corp.	100.00	128.42	132.33	159.31	245.78	219.54
Nasdaq Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Thrift Index	100.00	128.33	138.02	155.20	190.11	188.72

For the years ended December 31, 2017 and 2016, the Company paid an annual cash dividend of $0.60 and $0.54 per share, respectively.
On July 24, 2014, the Company announced authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares, of which 154,804 remain available for repurchase. On April 27, 2017, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares, all of which remain available for repurchase at December 31, 2017. There were 1,754,804 shares available for repurchase at December 31, 2017 under these two stock repurchase programs. The Company did not repurchase shares of its common stock during the year ended December 31, 2017.

Item 6.	Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$5,416,006	$5,166,917	$2,593,068	$2,356,714	$2,249,711
Securities available-for-sale, at estimated fair value	90,281	20,775	29,902	19,804	43,836
Securities held-to-maturity, net	764,062	589,912	394,813	469,417	495,599
Federal Home Loan Bank of New York stock	19,724	19,313	19,978	19,170	14,518
Loans receivable, net	3,965,773	3,803,443	1,970,703	1,688,846	1,541,460
Deposits	4,342,798	4,187,750	1,916,678	1,720,135	1,746,763
Federal Home Loan Bank advances	288,691	250,498	324,385	305,238	175,000
Securities sold under agreements to repurchase and other borrowings	136,187	126,494	98,372	95,312	95,804
Stockholders’ equity	601,941	571,903	238,446	218,259	214,350

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$188,829	$133,425	$85,863	$79,853	$80,157
Interest expense	19,611	13,163	9,034	7,505	9,628
Net interest income	169,218	120,262	76,829	72,348	70,529
Provision for loan losses	4,445	2,623	1,275	2,630	2,800
Net interest income after provision for loan losses	164,773	117,639	75,554	69,718	67,729
Other income	27,072	20,412	16,426	18,577	16,458
Operating expenses	112,022	86,182	58,897	57,764	54,400
Federal Home Loan Bank advance prepayment fee	—	136	—	—	4,265
Branch consolidation expense	6,205	—	—	—	579
Merger related expenses	8,293	16,534	1,878	—	—
Income before provision for income taxes	65,325	35,199	31,205	30,531	24,943
Provision for income taxes	22,855	12,153	10,883	10,611	8,613
Net income	$42,470	$23,046	$20,322	$19,920	$16,330
Basic earnings per share	$1.32	$1.00	$1.22	$1.19	$0.96
Diluted earnings per share	$1.28	$0.98	$1.21	$1.19	$0.95

(continued)

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)	0.80%	0.62%	0.82%	0.86%	0.71%
Return on average stockholders’ equity (2)	7.20	6.08	8.92	9.18	7.51
Return on average tangible stockholders’ equity (2)(3)	9.82	7.13	8.96	9.18	7.51
Stockholders’ equity to total assets	11.11	11.07	9.19	9.26	9.53
Tangible stockholders’ equity to tangible assets (3)	8.42	8.30	9.12	9.26	9.53
Net interest rate spread (4)	3.41	3.38	3.18	3.23	3.16
Net interest margin (5)	3.50	3.47	3.28	3.31	3.24
Average interest-earning assets to average interest-bearing liabilities	124.06	122.46	123.80	121.21	117.19
Operating expenses to average assets (2)	2.39	2.76	2.47	2.50	2.58
Efficiency ratio (2)(6)	64.46	73.11	65.17	63.53	68.11
Loan to deposit ratio	91.32	90.82	102.82	98.18	88.25
Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (7)(8)	0.52	0.35	0.91	1.06	2.88
Non-performing assets as a percent of total assets (8)	0.54	0.45	1.05	0.97	2.21
Allowance for loan losses as a percent of total loans receivable (8)(9)	0.40	0.40	0.84	0.95	1.33
Allowance for loan losses as a percent of total non-performing loans (8)	75.35	111.92	91.51	89.13	46.14
Wealth Management:
Assets under administration (000’s)	$233,185	$218,336	$229,039	$225,234	$216,144
Per Share Data:
Cash dividends per common share	$0.60	$0.54	$0.52	$0.49	$0.48
Stockholders’ equity per common share at end of period	18.47	17.80	13.79	12.91	12.33
Tangible stockholders’ equity per common share at end of period (3)	13.58	12.94	13.67	12.91	12.33
Number of full-service customer facilities:	46	61	27	23	23

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.

(2)
Performance ratios for 2017 include merger related expenses, branch consolidation expenses, acceleration of stock award expense due to the retirement of a director, and additional income tax expense related to the recently enacted Tax Reform of $18.4 million with an after tax cost of $13.7 million. Performance ratios for 2016 include merger related expenses and the Federal Home Loan Bank advance prepayment fee totaling $16.7 million with an after tax cost of $11.9 million. Performance ratios for 2015 include merger related expenses of $1.9 million with an after tax cost of $1.3 million. Performance ratios for 2013 include expenses relating to the Federal Home Loan Bank advance prepayment fee of $4.3 million and the consolidation of two branches into newer, in-market facilities, at a cost of $579,000. The total after tax cost was $3.1 million.

(3)	Tangible stockholders’ equity excludes intangible assets relating to goodwill and core deposit intangible.

(4)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

(6)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

(7)	Total loans receivable includes loans receivable and loans held-for-sale.

(8)
Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.

(9)
The loans acquired from Ocean Shore, Cape, and Colonial American were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for loan losses, was $17.5 million, $26.0 million, and $2.2 million at December 31, 2017, 2016, and 2015, respectively. There were no loans acquired and therefore no corresponding credit marks at December 31, 2014 and 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s Conversion.
The Company conducts business primarily through its ownership of the Bank which, at December 31, 2017, operated its administrative/branch office located in Toms River, 45 additional branch offices and three deposit production facilities located throughout central and southern New Jersey. The Bank also operated a wealth management office in Manchester, New Jersey and commercial loan production offices in the Philadelphia area and in Atlantic, Cape May, and Mercer Counties in New Jersey. During 2017, the Company acquired an administrative office building in Red Bank, New Jersey which it expects to occupy in April 2018 while consolidating 19 operating facilities into two locations.
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
Acquisitions
On July 31, 2015, the Company completed its acquisition of Colonial American Bank (“Colonial American”), which added $142.4 million to assets, $121.2 million to loans, and $123.3 million to deposits. Colonial American’s results of operations are included in the consolidated results for the years ended December 31, 2017, and December 31, 2016, but are only included in the results of operations for the period from August 1, 2015 through December 31, 2015.
On March 11, 2016, the Bank purchased an existing retail branch in the Toms River, New Jersey market with total deposits of $17.0 million.
On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. (“Cape”), which added $1.5 billion to assets, $1.2 billion to loans, and $1.2 billion to deposits. Cape’s results of operations are included in the consolidated results for the year ended December 31, 2017, but are only included in the results of operations for the period from May 2, 2016 to December 31, 2016.
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Company (“Ocean Shore”), which added $991.3 million to assets, $773.3 million to loans, and $875.1 million to deposits. Ocean Shore’s results of operations are included in the consolidated results for the year ended December 31, 2017 but are only included in the results of operations for the period from December 1, 2016 to December 31, 2016.
On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”). Based on the $26.45 per share closing price of the Company’s common stock on January 31, 2018, the total transaction value was $474.9 million. The acquisition added $2.1 billion to assets, $1.5 billion to loans, and $1.6 billion million to deposits. Sun’s results of operations are not included in any of the periods presented herein.
These acquisitions have provided the Company with the opportunity to grow business lines, expand geographic footprint and improve financial performance. The Company will continue to evaluate potential acquisition opportunities for those that are expected to create stockholder value.
Strategy
The Company operates as a full-service community bank delivering commercial and residential financing solutions, deposit services and wealth management throughout the central and southern New Jersey region. The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with larger, out-of-market financial service providers through its local focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products and by having an ability to extend larger credits.
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
The Company will focus on prudent growth to create value for stockholders, which may include opportunistic acquisitions. The Company will also continue to build additional operational infrastructure and invest in key personnel in response to growth and changing business conditions. In addition, as a result of the reduction in the corporate tax from 35% to 21% effective in 2018, associated with the recently enacted Tax Reform, the Company will reinvest part of the anticipated benefit in its workforce by raising the minimum hourly pay rate to $15.00, increasing the number of shares available in the employee stock ownership program by 300,000 shares, and supplementing other stock-based compensation.
Growing Commercial Loans
With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders. Additionally, a loan production office was opened in Mercer County in the first quarter of 2015 to better serve the broader central New Jersey market area. An additional loan production office in the Philadelphia area was acquired in the Cape transaction. As a result of these initiatives, commercial loans represented 48.9% of the Bank’s total loans at December 31, 2017, as compared to 34.4% at December 31, 2012 and only 3.6% at December 31, 1997. Commercial loan balances increased by $123.1 million, or 6.8%, in 2017. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring. See “Risk Factors – Increased emphasis on commercial lending may expose the Bank to increased lending risks.”
Increasing Core Deposits
The Bank seeks to increase core deposit market share in its primary market area by improving market penetration. Deposits increased by $155.0 million, to $4.343 billion at December 31, 2017, from $4.188 billion at December 31, 2016. Core deposits (all deposits excluding time deposits) increased by $195.0 million. The loan to deposit ratio was 91.3% at December 31, 2017. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposit ratio was 86.0% at December 31, 2017.
Enhancing Non-Interest Income
Management continues to diversify the Bank’s product line and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in areas such as wealth management services and in Bankcard services, which includes interchange revenue, merchant services and ATM fees. The Bank also offers investment products (annuities, mutual funds and life insurance) for sale through its retail branch network. Income from fees and service charges increased $6.3 million, or 34.9%, to $24.2 million, for the year ended December 31, 2017, as compared to the prior year.
Branch Rationalization and Service Delivery
In light of the recent acquisition activity, management performed a comprehensive review of the Bank’s branch network, which resulted in the January 2018 announcement of the consolidation of 17 branches in the second quarter of 2018, primarily as a result of the Sun merger. The anticipated 2018 branch consolidations are in addition to the 15 branch consolidations in the legacy Cape, Ocean Shore, and central New Jersey market areas completed in 2017. In addition to branch consolidation, the Bank is adapting to the industry wide trend of declining branch activity by transitioning to a universal banker staffing model, with a smaller branch staff handling sales and service transactions. In certain locations, routine transactions are handled through “Video Teller Machines,” an advanced technology with live team members in a remote location performing transactions for multiple Video Teller Machines. The Bank is also investing in its multiple electronic channels to enhance the customer experience and bolster cyber security and fraud protection.
Capital Management
In addition to the objectives described above, the Company actively manages its capital position to improve return on equity. The Company has, over the past few years, implemented or announced, four stock repurchase programs. The most recent plan to repurchase up to 5% of outstanding common stock was announced on April 27, 2017 to repurchase an additional 1.6 million shares. For the year ended December 31, 2017, the Company did not repurchase any shares of its common stock under these repurchase programs. At December 31, 2017, there were 1.8 million shares available for repurchase under the Company’s stock repurchase programs.

Summary
Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company has attempted to mitigate the adverse impact of low interest rates by focusing on commercial loan and core deposit growth, as noted above. Based upon current economic conditions, and expectations of slowly rising inflation, several increases in the Federal funds rate are anticipated in 2018.
In addition to the interest rate environment, the Company’s results are affected by economic conditions. Recent economic indicators point to continued improvement in the U.S. economy, with growth accelerating in 2017.
Highlights of the Company’s financial results for the year ended December 31, 2017 were as follows:
Total assets increased to $5.416 billion at December 31, 2017, from $5.167 billion at December 31, 2016. Loans receivable, net increased by $162.3 million at December 31, 2017, as compared to December 31, 2016, while deposits increased $155.0 million over the same period. The loan to deposit ratio was 91.3% at December 31, 2017, while the cost of deposits increased only 4 basis points year over year.
Net income for the year ended December 31, 2017 was $42.5 million, or $1.28 per diluted share, as compared to net income of $23.0 million, or $0.98 per diluted share for the prior year. Net income for the year ended December 31, 2017 includes merger related expenses, branch consolidation expenses, the acceleration of stock award expense due to the retirement of a director, and additional income tax expense from the revaluation of deferred tax assets related to the recently enacted Tax Cuts and Jobs Act (“Tax Reform”). These items decreased net income, net of tax benefit, for the year ended December 31, 2017 by $13.7 million. Net income for the year ended December 31, 2016 included merger related expenses of $11.8 million, net of tax benefit. These items reduced diluted earnings per share by $0.42 and $0.50, respectively, for the years ended December 31, 2017 and 2016.
The Company remains well-capitalized with a tangible common equity ratio of 8.42% at December 31, 2017.
Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2017 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for loan losses and judgments regarding securities are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
Allowance for Loan Losses
The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic and regulatory conditions, as well as organizational changes. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses.
Acquired loans are marked to fair value on the date of acquisition and are evaluated on a quarterly basis to ensure the necessary purchase accounting updates are made in parallel with the allowance for loan loss calculation. Acquired loans that have been renewed since acquisition are included in the allowance for loan loss calculation since these loans have been underwritten to the Bank’s guidelines. Acquired loans that have not been renewed since acquisition, or that have a PCI mark, are excluded from the allowance for loan loss calculation. The Bank calculates a general valuation allowance for these excluded acquired loans and compares that to the remaining general credit and interest rate marks. To the extent the remaining general credit and interest rate marks exceed the calculated general valuation allowance, no additional reserve is required. If the calculated general valuation allowance exceeds the remaining general credit and interest rate marks, the Bank would record an adjustment to the extent necessary.
The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all impaired loans (excluding PCI loans). The Bank defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. For collateral dependent loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs. Impairment for all other impaired loans is calculated using the present value of the expected future cash flows.
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
A general allowance is determined for all loans that are not individually evaluated for impairment (excluding acquired loans that have not been renewed under the Bank’s underwriting criteria). In determining the level of the general allowance, the Bank segments the loan portfolio into the following loan segments: residential real estate; consumer; investor-owned commercial real estate; owner-occupied commercial real estate; and commercial and industrial.
The portfolio segments are further segmented by delinquency status and risk rating (Pass, Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each delinquency status and risk rating category. To determine the loss factor, the Bank utilizes historical loss experience as a percent of the outstanding loan principal balance adjusted for certain qualitative factors and the loss emergence period.
The Bank’s historical loss experience is based on a rolling 24-month look-back period for each portfolio segment. The look-back period was selected based on (1) management’s judgment that this period captures sufficient loss events (in both dollar terms and number of individual events) to be relevant; and (2) that the Bank’s underwriting criteria and risk characteristics have remained relatively stable throughout this period.
The historical loss experience is adjusted for certain qualitative factors including, but not limited to, (1) delinquency trends, (2) net charge-off trends, (3) nature and volume of the loan portfolio, (4) loan policies and underwriting standards, (5) experience and ability of lending personnel, (6) concentrations of credit, (7) loan review system, and external factors such as (8) changes in current economic conditions, (9) local competition and (10) regulation. Economic factors that the Bank considered in its estimate of the allowance for loan losses include: local and regional trends in economic growth, unemployment and real estate values. The Bank considers the applicability of each of these qualitative factors in estimating the general allowance for each portfolio segment. Each quarter, the Bank considers the current conditions for each of the qualitative factors, as well as a forward looking view on trends and events, to support an assessment unique to each portfolio segment.
The Bank calculates and analyzes the loss emergence period on an annual basis or more frequently if conditions warrant. The Bank’s methodology is to use loss events in the past eight quarters to determine the loss emergence period for each loan segment. The loss emergence period is specific to each loan segment. It represents the amount of time that has elapsed between (1) the occurrence of a loss event, which resulted in a potential loss and (2) the confirmation of the potential loss, when the Bank records an initial charge-off or downgrades the risk-rating of the loan to substandard.
The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent factors that cannot be practically assigned to individual loss categories, including the periodic update of appraisals, subjectivity of the Bank’s credit review and risk rating process, and continued economic uncertainty that may not be fully captured in the Bank’s loss history or the qualitative factors.
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
Of the Bank’s loan portfolio, 95.2% is secured by real estate, whether residential or commercial. Additionally, most of the Bank’s borrowers are located in central and southern New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline or should the markets served experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.

Management believes the primary risk characteristics for each portfolio segment are a decline in the general economy, including elevated levels of unemployment, a decline in real estate market values and rising interest rates. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and future levels of provisions.
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
As of December 31, 2017, the Company concluded that any remaining unrealized losses in the securities portfolio were temporary in nature because they were primarily related to market interest rates, market illiquidity and wider credit spreads for these types of securities. Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. Future events that could materially change this conclusion and require an impairment loss to be charged to operations include a change in the credit quality of the issuers or a determination that a market recovery in the foreseeable future is unlikely.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2017, 2016 and 2015. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	For the Year Ended December 31,
	2017			2016			2015
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$179,960	$1,449	0.81%	$154,830	$693	0.45%	$38,371	$44	0.11%
Securities (1) and FHLB stock	796,392	16,792	2.11	524,152	9,770	1.86	481,306	8,125	1.69
Loans receivable, net (2)
Commercial	1,858,842	87,706	4.72	1,472,421	70,768	4.81	840,531	38,186	4.54
Residential	1,726,020	69,784	4.04	1,085,991	41,996	3.87	804,404	31,423	3.91
Home Equity	282,128	13,003	4.61	236,769	10,139	4.28	194,383	8,054	4.14
Other	1,156	95	8.22	957	59	6.17	482	31	6.43
Allowance for loan loss net of deferred loan fees	(12,251)	—	—	(13,280)	—	—	(13,639)	—	—
Loans receivable, net (2)	3,855,895	170,588	4.42	2,782,858	122,962	4.42	1,826,161	77,694	4.25
Total interest-earning assets	4,832,247	188,829	3.91	3,461,840	133,425	3.85	2,345,838	85,863	3.66
Non-interest-earning assets	459,926			269,622			119,035
Total assets	$5,292,173			$3,731,462			$2,464,873
Liabilities and Equity:
Interest-bearing liabilities:
Interest-bearing checking	$1,796,370	4,533	0.25%	$1,266,135	2,114	0.17%	$875,326	952	0.11%
Money market	410,373	1,213	0.30	316,977	858	0.27	129,775	187	0.14
Savings	672,315	345	0.05	447,484	191	0.04	306,151	102	0.03
Time deposits	625,847	6,245	1.00	422,026	4,354	1.03	229,785	3,060	1.33
Total	3,504,905	12,336	0.35	2,452,622	7,517	0.31	1,541,037	4,301	0.28
Securities sold under agreements to repurchase	74,712	121	0.16	75,227	102	0.14	73,029	103	0.14
FHLB advances	258,870	4,486	1.73	266,981	4,471	1.67	253,864	3,849	1.52
Other borrowings	56,457	2,668	4.73	32,029	1,073	3.35	26,967	781	2.90
Total interest-bearing liabilities	3,894,944	19,611	0.50	2,826,859	13,163	0.47	1,894,897	9,034	0.48
Non-interest-bearing deposits	776,344			497,166			327,216
Non-interest-bearing liabilities	31,004			28,454			14,851
Total liabilities	4,702,292			3,352,479			2,236,964
Stockholders’ equity	589,881			378,983			227,909
Total liabilities and equity	$5,292,173			$3,731,462			$2,464,873
Net interest income		$169,218			$120,262			$76,829
Net interest rate spread (3)			3.41%			3.38%			3.18%
Net interest margin (4)			3.50%			3.47%			3.28%
Total cost of deposits (including non-interest-bearing deposits)			0.29%			0.25%			0.23%
Ratio of interest-earning assets to interest-bearing liabilities	124.06%			122.46%			123.80%

(1)	Amounts are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Compared to			Compared to
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$128	$628	$756	$322	$327	$649
Securities and FHLB stock	5,578	1,444	7,022	772	873	1,645
Loans receivable, net
Commercial	18,285	(1,347)	16,938	30,193	2,389	32,582
Residential	25,860	1,928	27,788	10,898	(325)	10,573
Home Equity	2,042	822	2,864	1,805	280	2,085
Other	14	22	36	29	(1)	28
Loans receivable, net	46,201	1,425	47,626	42,925	2,343	45,268
Total interest-earning assets	51,907	3,497	55,404	44,019	3,543	47,562
Interest-bearing liabilities:
Interest-bearing checking	1,139	1,280	2,419	523	639	1,162
Money market	258	97	355	408	263	671
Savings	103	51	154	52	37	89
Time deposits	2,022	(131)	1,891	2,105	(811)	1,294
Total	3,522	1,297	4,819	3,088	128	3,216
Securities sold under agreements to repurchase	(1)	20	19	(1)	—	(1)
FHLB Advances	(140)	155	15	214	407	621
Other borrowings	1,036	559	1,595	158	135	293
Total interest-bearing liabilities	4,417	2,031	6,448	3,459	670	4,129
Net change in net interest income	$47,490	$1,466	$48,956	$40,560	$2,873	$43,433
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total assets increased by $249.1 million to $5.416 billion at December 31, 2017, from $5.167 billion at December 31, 2016. Cash and due from banks decreased by $191.8 million, to $109.6 million at December 31, 2017, from $301.4 million at December 31, 2016, as these funds were deployed into higher-yielding securities and to fund loan growth. Loans receivable, net, increased by $162.3 million, to $3.966 billion at December 31, 2017, from $3.803 billion at December 31, 2016. Premises and equipment, net, increased by $30.4 million at December 31, 2017, as compared to December 31, 2016, primarily due to the acquisition of an office building in Red Bank, New Jersey for $42.5 million, partially offset by the consolidation of 15 branches during the year ended December 31, 2017. The premises and equipment at these locations were written down to their net realizable value and the remaining balance was reclassified to assets held for sale. Deferred tax assets decreased by $37.0 million to $1.9 million at December 31, 2017, from $38.9 million at December 31, 2016, and other assets increased by $31.9 million to $41.9 million at December 31, 2017, from $10.0 million at December 31, 2016. In response to Tax Reform, the Company implemented certain tax strategies prior to year end which reduced the deferred tax asset and increased income taxes receivable.
Deposits increased by $155.0 million, to $4.343 billion at December 31, 2017, from $4.188 billion at December 31, 2016. The loan-to-deposit ratio at December 31, 2017 was 91.3%, as compared to 90.8% at December 31, 2016. Deposits per branch averaged $94.4 million at December 31, 2017, as compared to $68.7 million at December 31, 2016.

Stockholders’ equity increased to $601.9 million at December 31, 2017, as compared to $571.9 million at December 31, 2016. At December 31, 2017, there were 1.8 million shares available for repurchase under the Company’s stock repurchase programs. During the year ended December 31, 2017, the Company did not repurchase any shares under these repurchase programs. Tangible stockholders’ equity per common share increased to $13.58 at December 31, 2017, as compared to $12.94 at December 31, 2016.
Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016
General
Net income for the year ended December 31, 2017 was $42.5 million, or $1.28 per diluted share, as compared to net income of $23.0 million, or $0.98 per diluted share for the prior year. Net income for the year ended December 31, 2017 included merger related expenses, branch consolidation expenses, acceleration of stock award expense due to the retirement of a director, and additional income tax expense related to the recently enacted Tax Reform. These items decreased net income, net of tax benefit, for the year ended December 31, 2017, by $13.7 million. Net income for the year ended December 31, 2016 included merger related expenses of $11.8 million, net of tax benefit. Excluding these items, net income for the year ended December 31, 2017 increased over the prior year period primarily due to the acquisitions of Cape and Ocean Shore (“Acquisition Transactions”). In addition, in the first quarter of 2017 the Company adopted Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation” which resulted in a decrease in income tax expense for the year ended December 31, 2017, of $1.8 million.
Interest Income
Interest income for the year ended December 31, 2017, increased to $188.8 million, as compared to $133.4 million, in the prior year. Average interest-earning assets increased $1.370 billion for the year ended December 31, 2017, as compared to the prior year, benefiting from the interest-earning assets from the Acquisition Transactions. The yield on average interest-earning assets increased to 3.91% for the year ended December 31, 2017, as compared to 3.85% for the prior year. The asset yield benefited from the accretion of purchase accounting adjustments on the Acquisition Transactions (an additional 5 basis points of yield), and the higher interest rate environment at the end of 2017.
Interest Expense
Interest expense for the year ended December 31, 2017, was $19.6 million, as compared to $13.2 million in the prior year, due to an increase in average-interest bearing liabilities of $1.068 billion, and an increase in the average cost of interest-bearing liabilities of 3 basis points, to 0.50% for the year ended December 31, 2017, as compared to 0.47% in the prior year. The total cost of deposits (including non-interest bearing deposits) was 0.29% for the year ended December 31, 2017, as compared to 0.25% in the prior year.
Net Interest Income
Net interest income for the year ended December 31, 2017 increased to $169.2 million, as compared to $120.3 million in the prior year, reflecting an increase in interest-earning assets and a higher net interest margin. Average interest-earning assets increased $1.370 billion for the year ended December 31, 2017, as compared to the prior year, and was favorably impacted by the interest-earning assets acquired in the Acquisition Transactions. The net interest margin increased to 3.50% for the year ended December 31, 2017, from 3.47% for the prior year. Net interest income benefited from the accretion of purchase accounting adjustments of $8.3 million for the year ended December 31, 2017, as compared to $4.5 million in the prior year.
Provision for Loan Losses
For the year ended December 31, 2017, the provision for loan losses was $4.4 million, as compared to $2.6 million for the prior year. Net loan charge-offs were $3.9 million for the year ended December 31, 2017, as compared to net loan charge-offs of $4.2 million in the prior year. Non-performing loans totaled $20.9 million at December 31, 2017, as compared to $13.6 million at December 31, 2016. The increase is primarily attributable to one commercial loan relationship, which entered non-performing status in the fourth quarter of 2017. Subsequent to December 31, 2017, the Bank received a significant payment from this borrower. At both December 31, 2017 and 2016, the Company’s allowance for loan losses was 0.40% of total loans. These ratios exclude existing fair value credit marks of $17.5 million at December 31, 2017 and $26.0 million at December 31, 2016 on the Ocean Shore, Cape, and Colonial American loans. These loans were acquired at fair value with no related allowance for loan losses. The allowance for loan losses as a percent of total non-performing loans was 75.35% at December 31, 2017, as compared to 111.92% at December 31, 2016. The decrease was due to the addition of the one large loan relationship noted above with no related loss allocation included in the allowance for loan losses.
Other Income
For the year ended December 31, 2017, other income increased to $27.1 million, as compared to $20.4 million in the prior year. The increase from the prior year was primarily due to the impact of the Acquisition Transactions, which added $6.1 million to other income for the year ended December 31, 2017. Excluding the impact of the Acquisition Transactions, the increase in other income was primarily due to higher deposit fees of $1.3 million and rental income of $460,000 for November and December 2017 on the Company’s newly acquired corporate headquarters, partially offset by a decrease of $912,000 in the net gain on the sale of loans available for sale (included in other income), as compared to the prior year.
Operating Expenses
Operating expenses increased to $126.5 million for the year ended December 31, 2017, as compared to $102.9 million in the prior year. Operating expenses for the year ended December 31, 2017 include $14.5 million in merger related and branch consolidation expenses, as compared to $16.5 million in the prior year. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Acquisition Transactions, which added $16.0 million for the year ended December 31, 2017. Excluding the Acquisition Transactions, the increase in operating expense was primarily due to increases in compensation and employee benefits expense, equipment expense, marketing expense, data processing expense and professional fees.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2017 was $22.9 million, as compared to $12.2 million for the prior year. The effective tax was 35.0% for the year ended December 31, 2017, as compared to 34.5% for the prior year. During the fourth quarter of 2017, Tax Reform was enacted which reduced the statutory tax rate for corporations from 35% to 21% effective in 2018. Excluding non-deductible merger related expenses, the Company anticipates its effective tax rate to be approximately 19% in 2018. Authoritative accounting guidance required the Company to revalue its deferred tax assets and liabilities at December 31, 2017, resulting in additional income tax expense of $3.6 million, which increased the effective tax rate by 5.6% for the year ended December 31, 2017. Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) 2016-09 “Compensation - Stock Compensation,” which decreased income tax expense by $1.8 million for the year ended December 31, 2017, as compared to the prior year. Under the ASU, the tax benefits of exercised stock options and vested stock awards are recognized as a benefit to income tax expense in the reporting period in which they occur. The tax benefit relating to the Company’s stock plans was $62,000 for the year ended December 31, 2016, which was recorded directly into stockholders equity. The elevated tax benefit for the year ended December 31, 2017, was related to the exercise of options assumed in the Acquisition Transactions and the increase in the Company’s stock price. Excluding the impact of Tax Reform and ASU 2016-09, the effective tax rate was 32.2% for the year ended December 31, 2017. The lower effective tax rate for the year ended December 31, 2017, as compared to the same prior year period, was primarily due to the deductibility of merger related expenses and an increase in tax exempt income.
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
Operating Expenses
Operating expenses increased to $102.9 million for the year ended December 31, 2016, as compared to $60.8 million in the prior year. Operating expenses for the year ended December 31, 2016 include $16.5 million in merger related expenses, as compared to merger related expenses of $1.9 million in the prior year. Excluding merger related expenses, the increase in operating expenses over the prior year was primarily due to the Acquisition Transactions, which added operating expenses of $21.3 million; the investment in commercial lending which added expenses of $816,000; the addition of new branches (excluding those acquired in the Acquisition Transactions) which added expenses of $1.2 million; the amortization of the core deposit intangible which added expenses of $602,000; expenses associated with the Bank's re-branding effort of $363,000; and the FHLB advance prepayment fee of $136,000.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2016 was $12.2 million, as compared to $10.9 million for the prior year. The effective tax was 34.5% for the year ended December 31, 2016, as compared to 34.9% for the prior year. The effective tax rate was impacted in both periods by non-deductible merger related expenses.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit.
At December 31, 2017, the Bank had $30.0 million of outstanding overnight borrowings from the FHLB, compared to no outstanding overnight borrowings at December 31, 2016. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $288.7 million at December 31, 2017, an increase from $250.5 million at December 31, 2016.

The Company’s cash needs for the year ended December 31, 2017 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, deposit growth, and increased borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of securities and the purchase of a new administrative office building. The Company’s cash needs for the year ended December 31, 2016 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from the sale of mortgage loans held for sale and the sale of under-performing loans, proceeds from maturities and calls of investment securities, proceeds from sale of available-for-sale securities, deposit growth and the issuance of subordinated notes. The cash was primarily utilized for loan originations, the purchase of loans receivable, the purchase of securities and to reduce borrowings.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At December 31, 2017, outstanding commitments to originate loans totaled $88.9 million; outstanding unused lines of credit totaled $522.4 million, of which $315.4 million were commitments to commercial borrowers and $207.0 million were commitments to consumer/construction borrowers. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $308.2 million at December 31, 2017. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Bank.
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
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2017, the Company did not repurchase shares of common stock, compared to the repurchase of 90,000 shares of common stock at a total cost of $1.9 million for the year ended December 31, 2016. At December 31, 2017, there were 1,754,804 shares available to be repurchased under the stock repurchase programs authorized in July of 2014 and April of 2017.
Cash dividends on common stock declared and paid during the year ended December 31, 2017 were $19.3 million, as compared to $12.6 million for the prior year. The increase in dividends was a result of the additional shares issued in the Acquisition Transactions. On January 24, 2018, the Company’s Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend was payable on February 16, 2018 to common stockholders of record at the close of business on February 5, 2018.
The primary sources of liquidity specifically available to the OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. In September 2016, the Company issued $35.0 million in subordinated notes at an initial all-in cost of 5.45% and a stated maturity of September 30, 2026. For the year ended December 31, 2017, the Company received dividend payments of $32.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2017, OceanFirst Financial Corp. held $33.8 million in cash.
The Company and the Bank satisfy the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations. See “Regulation and Supervision—Bank Regulation – Capital Requirements.”
At December 31, 2017, the Company maintained tangible common equity of $442.6 million for a tangible common equity to tangible assets ratio of 8.42%.
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

The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At December 31, 2017 and 2016, the reserve for repurchased loans and loss sharing obligations amounted to $463,000 and $846,000, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of December 31, 2017 (in thousands). Further discussion of these commitments is included in Notes 9 and 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$424,878	$176,626	$156,733	$35,000	$56,519
Commitments to Originate Loans	88,938	88,938	—	—	—
Commitments to Fund Unused Lines of Credit:
Commercial	315,400	315,400	—	—	—
Consumer/Construction	207,006	207,006	—	—	—
Operating Lease Obligations	16,236	2,009	3,958	3,410	6,859
Purchase Obligations	15,414	3,717	7,316	4,381	—
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
Operating leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes.
Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist primarily of contractual obligations under data processing servicing agreements. Actual amounts expended vary based on transaction volumes, number of users and other factors.
Impact of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequent related Updates modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance.  The updates also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company will adopt the guidance in first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other United States Generally Accepted Accounting Principles (“U.S. GAAP”), the new revenue recognition standard does not have a material impact on the Company’s consolidated financial statements. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. No material changes related to the timing or amount of revenue recognition have been identified.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective in developing this new ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The update requires equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a quantitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased real estate as within the scope of the guidance. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s consolidated financial statements, although total assets and total liabilities will increase by similar amounts. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2017 resulting in an equity reclassification of $11.1 million and an income statement benefit through a $1.8 million decrease in income tax expense.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is not yet determined at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory purposes.

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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” This ASU narrows the definition of a business and clarifies that, to be considered a business, the fair value of the gross assets acquired (or disposed of) may not be substantially all concentrated in a single identifiable asset or group of similar assets. In addition, in order to be considered a business, a set of activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU is effective for fiscal years beginning after December 15, 2017; early adoption is permitted on a limited basis. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” This ASU intends to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019; early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” This ASU requires the amortization of premiums to the earliest call date on debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates. This ASU does not impact securities held as a discount, as the discount continues to be amortized to the contractual maturity. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU was issued to address a narrow-scope financial reporting issue that arose as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. The objective of ASU 2018-02 is to address the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) that do not reflect the appropriate tax rate enacted in the Tax Reform. As a result, the ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted corporate income tax rate of 21 percent. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU may be applied retrospectively to each period in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Reform is recognized. The Company has early adopted ASU 2018-02 for the year ended December 31, 2017, and has elected not to reclassify the income tax effects of the Tax Reform from accumulated other comprehensive loss to retained earnings. Refer to Note 10 Income Taxes for further details.
Impact of Inflation and Changing Prices
The consolidated financial statements and notes thereto presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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
The Bank utilizes the following strategies to manage IRR: (1) emphasizing the origination for portfolio of fixed-rate mortgage loans generally having terms to maturity of not more than fifteen years, adjustable-rate loans, floating-rate and balloon maturity commercial loans, and consumer loans consisting primarily of home equity loans and lines of credit; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (3) managing the maturities of wholesale borrowings. The Bank may also sell fixed-rate mortgage loans into the secondary market. In determining whether to retain fixed-rate mortgages or to purchase fixed-rate mortgage-backed securities, management considers the Bank’s overall IRR position, the volume of such loans originated or the amount of MBS to be purchased, the loan or MBS yield and the types and amount of funding sources. The Bank periodically retains fixed-rate mortgage loan production or purchases fixed-rate MBS in order to improve yields and increase balance sheet leverage. During periods when fixed-rate mortgage loan production is retained, the Bank generally attempts to extend the maturity on part of its wholesale borrowings. For the past few years, the Bank has generally sold most 30 year fixed-rate mortgage loan originations in the secondary market. With the rise in market interest rates and the reduction in refinance volume, the Bank retained most of its 30 year fixed-rate loan originations in 2017 to replace anticipated repayments of the existing residential loan portfolio. The Company currently does not participate in financial futures contracts, interest rate swaps or other activities involving the use of off-balance-sheet derivative financial instruments, but may do so in the future to manage IRR.
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
The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2017, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2017, the Company’s one-year gap was positive 4.62% as compared to negative 3.47% at December 31, 2016. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2017, on the basis of contractual maturities, anticipated prepayments, scheduled rate adjustments and the rate sensitivity of non-maturity deposits within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 10% and 20% annually. Mortgage-backed securities were projected to prepay at rates between 9% and 15% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 7.7 years, 6.1 years and 7.1 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.
There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2017	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$75,239	$1,714	$1,724	$—	$—	$78,677
Investment securities	64,207	40,696	102,706	53,696	70,970	332,275
Mortgage-backed securities	38,856	65,261	146,960	122,655	157,378	531,110
FHLB stock	—	—	—	—	19,724	19,724
Loans receivable (2)	588,281	838,317	1,245,770	708,878	595,109	3,976,355
Total interest-earning assets	766,583	945,988	1,497,160	885,229	843,181	4,938,141
Interest-bearing liabilities:
Interest-bearing checking accounts	738,728	102,476	229,037	178,246	705,871	1,954,358
Money market deposit accounts	11,247	25,838	59,988	48,939	217,644	363,656
Savings accounts	40,883	57,694	121,955	95,518	345,117	661,167
Time deposits	107,238	200,999	177,557	117,680	3,630	607,104
FHLB advances	30,486	66,472	156,733	35,000	—	288,691
Securities sold under agreements to repurchase and other borrowings	102,168	—	—	34,019	—	136,187
Total interest-bearing liabilities	1,030,750	453,479	745,270	509,402	1,272,262	4,011,163
Interest sensitivity gap (3)	$(264,167)	$492,509	$751,890	$375,827	$(429,081)	$926,978
Cumulative interest sensitivity gap	$(264,167)	$228,342	$980,232	$1,356,059	$926,978	$926,978
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(5.35)%	4.62%	19.85%	27.46%	18.77%	18.77%

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

The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2017 and 2016 (dollars in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2017					December 31, 2016
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
300	$844,117	5.0%	16.8%	$169,653	(2.3)%	$664,767	(1.1)%	14.1%	$156,689	(1.0)%
200	850,511	5.8	16.5	171,758	(1.1)	678,347	1.0	14.0	158,078	(0.1)
100	838,066	4.3	15.9	173,119	(0.3)	683,492	1.7	13.7	158,840	0.3
Static	803,722	—	14.9	173,590	—	671,878	—	13.2	158,309	—
(100)	737,232	(8.3)	13.3	170,383	(1.8)	620,675	(7.6)	11.9	152,007	(4.0)
Static case economic value of equity and net interest income increased over the prior year primarily due to the increased benefit of non-maturity deposits in a higher interest rate environment. Changes in interest rate sensitivity in a rising interest rate scenario at December 31, 2017, as compared to December 31, 2016, are primarily the result of a reduction in the interest rate sensitivity for non-maturity deposits partly offset by a decrease in interest-earning deposits and an increase in fixed rate assets.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 1989.
Short Hills, New Jersey
February 28, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
OceanFirst Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited OceanFirst Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Short Hills, New Jersey
February 28, 2018

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$109,613	$301,373
Securities available-for-sale (encumbered $22,086 at December 31, 2017 and $12,192 at December 31, 2016)	90,281	20,775
Securities held-to-maturity, net (estimated fair value of $761,660 at December 31, 2017 and $589,568 at December 31, 2016) (encumbered $447,276 at December 31, 2017 and $492,147 at December 31, 2016)	764,062	589,912
Federal Home Loan Bank of New York stock, at cost	19,724	19,313
Loans receivable, net	3,965,773	3,803,443
Mortgage loans held-for-sale	241	1,551
Interest and dividends receivable	14,254	11,989
Other real estate owned	8,186	9,803
Premises and equipment, net	101,776	71,385
Bank Owned Life Insurance	134,847	132,172
Deferred tax asset	1,922	38,880
Assets held for sale	4,046	360
Other assets	41,895	9,973
Core deposit intangible	8,885	10,924
Goodwill	150,501	145,064
Total assets	$5,416,006	$5,166,917
Liabilities and Stockholders’ Equity
Deposits	$4,342,798	$4,187,750
Federal Home Loan Bank advances	288,691	250,498
Securities sold under agreements to repurchase with retail customers	79,668	69,935
Other borrowings	56,519	56,559
Advances by borrowers for taxes and insurance	11,156	14,030
Other liabilities	35,233	16,242
Total liabilities	4,814,065	4,595,014
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 33,566,772 shares issued and 32,596,893 and 32,136,892 shares outstanding at December 31, 2017 and December 31, 2016, respectively	336	336
Additional paid-in capital	354,377	364,433
Retained earnings	271,023	238,192
Accumulated other comprehensive loss	(5,349)	(5,749)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,479)	(2,761)
Treasury stock, 969,879 and 1,429,880 shares at December 31, 2017 and December 31, 2016, respectively	(15,967)	(22,548)
Common stock acquired by Deferred Compensation Plan	(84)	(313)
Deferred Compensation Plan Liability	84	313
Total stockholders’ equity	601,941	571,903
Total liabilities and stockholders’ equity	$5,416,006	$5,166,917
See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Income
(in thousands, except per share amount)

	For the Year Ended December 31,
	2017	2016	2015
Interest income:
Loans	$170,588	$122,962	$77,694
Mortgage-backed securities	11,108	6,697	6,051
Investment securities and other	7,133	3,766	2,118
Total interest income	188,829	133,425	85,863
Interest expense:
Deposits	12,336	7,517	4,301
Borrowed funds	7,275	5,646	4,733
Total interest expense	19,611	13,163	9,034
Net interest income	169,218	120,262	76,829
Provision for loan losses	4,445	2,623	1,275
Net interest income after provision for loan losses	164,773	117,639	75,554
Other income:
Bankcard services revenue	6,965	4,833	3,537
Wealth management revenue	2,150	2,324	2,187
Fees and service charges	15,058	10,758	8,392
Net loss from other real estate operations	(874)	(856)	(149)
Income from Bank Owned Life Insurance	3,299	2,230	1,501
Other	474	1,123	958
Total other income	27,072	20,412	16,426
Operating expenses:
Compensation and employee benefits	60,100	47,105	31,946
Occupancy	10,657	8,332	5,722
Equipment	6,769	5,104	3,725
Marketing	2,678	1,882	1,516
Federal deposit insurance	2,564	2,825	2,072
Data processing	8,849	7,577	4,731
Check card processing	3,561	2,210	1,815
Professional fees	3,995	2,848	1,865
Other operating expense	10,810	7,676	5,484
Amortization of core deposit intangible	2,039	623	21
Federal Home Loan Bank advance prepayment fee	—	136	—
Branch consolidation expenses	6,205	—	—
Merger related expenses	8,293	16,534	1,878
Total operating expenses	126,520	102,852	60,775
Income before provision for income taxes	65,325	35,199	31,205
Provision for income taxes	22,855	12,153	10,883
Net income	$42,470	$23,046	$20,322
Basic earnings per share	$1.32	$1.00	$1.22
Diluted earnings per share	$1.28	$0.98	$1.21
Average basic shares outstanding	32,113	23,093	16,600
Average diluted shares outstanding	33,125	23,526	16,811

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$42,470	$23,046	$20,322
Other comprehensive income:
Unrealized (loss) gain on securities (net of tax benefit of $204 in 2017, tax benefit of $221 in 2016, and tax expense of $38 in 2015)	(295)	(321)	55
Reclassification adjustment for losses included in net income (net of tax benefit of $5 in 2016)	—	7	—
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $480, $556 and $562 in 2017, 2016 and 2015, respectively)	695	806	813
Total other comprehensive income	400	492	868
Total comprehensive income	$42,870	$23,538	$21,190

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share amounts)
For the Year Ended December 31, 2017, 2016 and 2015

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2014	$—	$336	$265,260	$217,714	$(7,109)	$(3,330)	$(254,612)	$(304)	$304	$218,259
Net income	—	—	—	20,322	—	—	—	—	—	20,322
Other comprehensive income, net of tax	—	—	—	—	868	—	—	—	—	868
Stock awards	—	—	1,300	—	—	—	—	—	—	1,300
Tax benefit of stock plans	—	—	32	—	—	—	—	—	—	32
Treasury stock allocated to restricted stock plan	—	—	1,214	(144)	—	—	(1,070)	—	—	—
Issued 660,098 treasury shares to finance acquisition	—	—	1,633	—	—	—	10,185	—	—	11,818
Purchased 373,594 shares of common stock	—	—	—	—	—	—	(6,459)	—	—	(6,459)
Allocation of ESOP stock	—	—	318	—	—	285	—	—	—	603
Cash dividend – $0.52 per share	—	—	—	(8,693)	—	—	—	—	—	(8,693)
Exercise of stock options	—	—	—	(59)	—	—	455	—	—	396
Purchase of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	(10)	10	—
Balance at December 31, 2015	—	336	269,757	229,140	(6,241)	(3,045)	(251,501)	(314)	314	238,446
Net income	—	—	—	23,046	—	—	—	—	—	23,046
Other comprehensive income, net of tax	—	—	—	—	492	—	—	—	—	492
Stock awards	—	—	1,505	—	—	—	—	—	—	1,505
Tax benefit of stock plans	—	—	62	—	—	—	—	—	—	62
Treasury stock allocated to restricted stock plan	—	—	1,046	(101)	—	—	(945)	—	—	—
Purchase 90,000 shares of common stock	—	—	—	—	—	—	(1,878)	—	—	(1,878)
Allocation of ESOP stock	—	—	373	—	—	284	—	—	—	657
Cash dividend – $0.54 per share	—	—	—	(12,616)	—	—	—	—	—	(12,616)
Exercise of stock options	—	—	—	(1,277)	—	—	5,266	—	—	3,989
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	1	(1)	—
Issued 14,547,452 treasury shares to finance acquisitions	—	—	91,690	—	—	—	226,510	—	—	318,200
Balance at December 31, 2016	—	336	364,433	238,192	(5,749)	(2,761)	(22,548)	(313)	313	571,903
Net income	—	—	—	42,470	—	—	—	—	—	42,470
Other comprehensive income, net of tax	—	—	—	—	400	—	—	—	—	400
Stock awards	—	—	2,181	—	—	—	—	—	—	2,181
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(1,745)	822	—	—	923	—	—	—
Allocation of ESOP stock	—	—	637	—	—	282	—	—	—	919
Cash dividend – $0.60 per share	—	—	—	(19,286)	—	—	—	—	—	(19,286)
Exercise of stock options	—	—	—	(2,304)	—	—	5,658	—	—	3,354
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	229	(229)	—
Balance at December 31, 2017	$—	$336	$354,377	$271,023	$(5,349)	$(2,479)	$(15,967)	$(84)	$84	$601,941

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$42,470	$23,046	$20,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,303	4,786	3,335
Allocation of ESOP stock	919	657	603
Stock awards	2,181	1,505	1,300
Tax benefit of stock plans	—	62	32
Net excess tax benefit on stock compensation	(1,823)	—	—
Amortization of core deposit intangible	2,039	623	21
Net accretion of purchase accounting adjustments	(8,216)	(4,505)	(317)
Amortization of servicing asset	85	157	245
Net premium amortization in excess of discount accretion on securities	3,216	1,656	1,991
Net amortization of deferred costs and discounts on borrowings	74	—	—
Net amortization (accretion) of deferred fees and discounts on loans	509	(274)	55
Provision for loan losses	4,445	2,623	1,275
Deferred tax provision	35,440	5,798	1,441
Net loss (gain) on sales of other real estate owned	1,119	138	(269)
Write down of fixed assets held for sale to net realizable value	6,084	—	—
Net loss on sales of fixed assets	150	38	—
Net gain on sales of loans	(100)	(986)	(822)
Net loss on sales of investment securities available for sale	—	12	—
Proceeds from sale of mortgage servicing rights	—	—	192
Net gain on sale of loan servicing	—	—	(111)
Proceeds from sales of mortgage loans held-for-sale	5,282	50,075	49,436
Mortgage loans originated for sale	(3,872)	(47,943)	(47,110)
Increase in value of Bank Owned Life Insurance	(3,299)	(2,230)	(1,501)
(Increase) decrease in interest and dividends receivable	(2,265)	(200)	68
(Increase) decrease in other assets	(5,375)	18,612	1,670
Decrease in other liabilities	(5,235)	(20,226)	(3,525)
Total adjustments	37,661	10,378	8,009
Net cash provided by operating activities	80,131	33,424	28,331
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(138,271)	106,371	(146,416)
Purchases of loans receivable	(37,337)	(37,561)	(22,054)
Proceeds from sale of under-performing loans	11,186	29,647	—
Proceeds from sales of investment securities available-for-sale	—	41,853	—
Purchases of investment securities available-for-sale	(69,987)	(10,021)	(9,972)
Purchases of investment securities held-to-maturity	(125,324)	(6,006)	(16,349)
Purchases of mortgage-backed securities held-to-maturity	(165,501)	(59,590)	(10,312)
Proceeds from maturities and calls of investment securities available-for-sale	—	18,506	—
Proceeds from maturities and calls of investment securities held-to-maturity	18,233	53,964	46,292
Proceeds from maturities and calls of mortgage backed securities held-to-maturity	—	6,394	—
Principal repayments on mortgage-backed securities held-to-maturity	96,383	73,470	61,081
Proceeds from Bank Owned Life Insurance	624	310	—
Proceeds from the redemption of Federal Home Loan Bank of New York stock	19,738	32,168	38,663
Purchases of Federal Home Loan Bank of New York stock	(20,149)	(23,571)	(39,157)
Net proceeds from sales of other real estate owned	3,880	3,744	3,342

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from investing activities (continued):
Purchases of premises and equipment	(48,698)	(6,670)	(3,891)
Cash acquired, net of cash paid for branch acquisition	—	16,727	—
Cash acquired, net of cash consideration paid for acquisitions	—	31,965	3,703
Net cash (used in) provided by investing activities	(455,223)	271,700	(95,070)
Cash flows from financing activities:
Increase in deposits	155,849	131,308	73,284
Increase (decrease) in short-term borrowings	39,733	(175,137)	(27,740)
Proceeds from Federal Home Loan Bank advances	10,000	55,161	55,000
Repayments of Federal Home Loan Bank advances	(1,922)	(74,153)	(6,853)
Net proceeds from issuance of subordinated notes	—	33,898	—
Repayments of other borrowings	—	(10,000)	(5,000)
(Decrease) increase in advances by borrowers for taxes and insurance	(2,874)	2,286	798
Exercise of stock options	3,354	3,989	396
Payment of employee taxes withheld from stock awards	(1,522)	(555)	(165)
Purchase of treasury stock	—	(1,878)	(6,459)
Dividends paid	(19,286)	(12,616)	(8,693)
Net cash provided by (used in) financing activities	183,332	(47,697)	74,568
Net (decrease) increase in cash and due from banks	(191,760)	257,427	7,829
Cash and due from banks at beginning of year	301,373	43,946	36,117
Cash and due from banks at end of year	$109,613	$301,373	$43,946
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$20,219	$13,201	$8,928
Income taxes	6,008	10,912	10,562
Non-cash investing activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	1,145	1,406	1,375
Loans charged-off, net	3,907	4,162	870
Transfer of premises and equipment to assets held-for-sale	5,729	—	—
Transfer of loans receivable to other real estate owned	3,726	1,833	6,979
Acquisition:
Non-cash assets acquired:
Securities	$—	$305,139	$6,758
Federal Home Loan Bank of New York stock	—	7,932	314
Loans	—	1,929,986	121,466
Premises & equipment	—	41,067	—
Other real estate owned	—	2,727	257
Deferred tax asset	—	21,878	3,227
Other assets	—	97,140	8,279
Goodwill and other intangible assets, net	—	159,649	2,099
Total non-cash assets acquired	$—	$2,565,518	$142,400
Liabilities assumed:
Deposits	$—	$2,123,440	$123,346
Federal Home Loan Bank advances	—	128,160	6,800
Other liabilities	—	27,679	309
Total liabilities assumed	$—	$2,279,279	$130,455
Total consideration for acquisition	$—	$286,239	$11,945
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC, Hooper Holdings, LLC., TRREO Holdings LLC, Casaba Real Estate Holdings Corporation, and Cohensey Bridge, L.L.C.. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Immaterial Correction of an Error
During the fourth quarter of 2017, management identified an immaterial correction of an error related to the classification of a mutual fund with no stated maturity that was acquired in a previous business combination and was inappropriately classified as held to maturity in the 2016 consolidated financial statements.  In order to correct this immaterial error, management has revised the 2016 consolidated financial statements and footnotes to report these securities as available-for-sale.
Cash Equivalents
Cash equivalents consist of interest-bearing deposits in other financial institutions and loans of Federal funds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Securities
Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell prior to maturity, the securities are classified as held-to-maturity securities. Such securities are stated at amortized cost. During 2013, the Company transferred $536.0 million of previously designated available-for-sale securities to held-to-maturity designation at estimated fair value. The Company has the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive income, net of subsequent amortization, which is being recognized over the remaining life of the securities. Securities in the available-for-sale category are securities which the Company may sell prior to maturity as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of comprehensive income. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Gains or losses on the sale of such securities are included in other income using the specific identification method.
Other-Than-Temporary Impairment on Securities
One of the significant estimates related to securities is the evaluation for other-than-temporary impairment. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.
The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the estimated fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period.
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
Purchased credit-impaired (“PCI”) loans are acquired at a discount that is due, in part, to credit quality. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Interest income on loans acquired at a discount is based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.

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
Loans Held for Sale
The Company may sell part of its mortgage loan originations in order to manage interest rate risk and liquidity. Prior to 2017, the Bank had generally sold fixed-rate mortgage loans with final maturities in excess of 15 years. However, with few exceptions, since the beginning of 2017, the Bank generally retains newly originated mortgage loans in its portfolio.
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
Allowance for Loan Losses
The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic and regulatory conditions, as well as organizational changes. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. The allowance for loan losses is maintained at an amount management considers sufficient to provide for probable losses.
Acquired loans are marked to fair value on the date of acquisition and are evaluated on a quarterly basis to ensure the necessary purchase accounting updates are made in parallel with the allowance for loan loss calculation. Acquired loans that have been renewed since acquisition are included in the allowance for loan loss calculation since these loans have been underwritten to the Bank’s guidelines. Acquired loans that have not been renewed since acquisition, or that have a PCI mark, are excluded from the allowance for loan loss calculation. The Bank calculates a general valuation allowance for these excluded acquired loans and compares that to the remaining general credit and interest rate marks. To the extent the remaining general credit and interest rate marks exceed the calculated general valuation allowance, no additional reserve is required. If the calculated general valuation allowance exceeds the remaining general credit and interest rate marks, the Bank would record an adjustment to the extent necessary.
The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all impaired loans (excluding PCI loans). The Bank defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. For collateral dependent loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs. Impairment for all other impaired loans is calculated using the present value of the expected future cash flows.
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
A general allowance is determined for all loans that are not individually evaluated for impairment (excluding acquired loans that have not been renewed under the Bank’s underwriting criteria). In determining the level of the general allowance, the Bank segments the loan portfolio into the following loan segments: residential real estate; consumer; investor-owned commercial real estate; owner-occupied commercial real estate; and commercial and industrial.
The portfolio segments are further segmented by delinquency status and risk rating (Pass, Special Mention, Substandard and Doubtful). An estimated loss factor is then applied to each delinquency status and risk rating category. To determine the loss factor, the Bank utilizes historical loss experience as a percent of the outstanding loan principal balance adjusted for certain qualitative factors and the loss emergence period.
The Bank’s historical loss experience is based on a rolling 24-month look-back period for each portfolio segment. The look-back period was selected based on (1) management’s judgment that this period captures sufficient loss events (in both dollar terms and number of individual events) to be relevant; and (2) that the Bank’s underwriting criteria and risk characteristics have remained relatively stable throughout this period.
The historical loss experience is adjusted for certain qualitative factors including, but not limited to, (1) delinquency trends, (2) net charge-off trends, (3) nature and volume of the loan portfolio, (4) loan policies and underwriting standards, (5) experience and ability of lending personnel, (6) concentrations of credit, (7) loan review system, and external factors such as (8) changes in current economic conditions, (9) local competition and (10) regulation. Economic factors that the Bank considered in its estimate of the allowance for loan losses include: local and regional trends in economic growth, unemployment and real estate values. The Bank considers the applicability of each of these qualitative factors in estimating the general allowance for each portfolio segment. Each quarter, the Bank considers the current conditions for each of the qualitative factors, as well as a forward looking view on trends and events, to support an assessment unique to each portfolio segment.
The Bank calculates and analyzes the loss emergence period on an annual basis or more frequently if conditions warrant. The Bank’s methodology is to use loss events in the past eight quarters to determine the loss emergence period for each loan segment. The loss emergence period is specific to each loan segment. It represents the amount of time that has elapsed between (1) the occurrence of a loss event, which resulted in a potential loss and (2) the confirmation of the potential loss, when the Bank records an initial charge-off or downgrades the risk-rating of the loan to substandard.
The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent factors that cannot be practically assigned to individual loss categories, including the periodic update of appraisals, subjectivity of the Bank’s credit review and risk rating process, and continued economic uncertainty that may not be fully captured in the Bank’s loss history or the qualitative factors.
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
Other Real Estate Owned
Other real estate owned (“OREO”) is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over estimated fair value is charged to the allowance for loan losses. Operating results from other real estate owned, including rental income, operating expenses, gains and losses realized from the sales of other real estate owned and subsequent write-downs are recorded as incurred.
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
Impact of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequent related Updates modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance.  The updates also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company will adopt the guidance in first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other United States Generally Accepted Accounting Principles (“U.S. GAAP”), the new revenue recognition standard does not have a material impact on the Company’s consolidated financial statements. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. No material changes related to the timing or amount of revenue recognition have been identified.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective in developing this new ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The update requires equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a quantitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased real estate as within the scope of the guidance. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact of adoption on the Company’s consolidated financial statements, although total assets and total liabilities will increase by similar amounts. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The objective of the Update is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the Update, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur. Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amendments in this Update were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2017, resulting in an equity reclassification of $11.1 million and an income statement benefit through a $1.8 million decrease in income tax expense.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” This ASU narrows the definition of a business and clarifies that, to be considered a business, the fair value of the gross assets acquired (or disposed of) may not be substantially all concentrated in a single identifiable asset or group of similar assets. In addition, in order to be considered a business, a set of activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU is effective for fiscal years beginning after December 15, 2017; early adoption is permitted on a limited basis. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” This ASU intends to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019; early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” This ASU requires the amortization of premiums to the earliest call date on debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates. This ASU does not impact securities held as a discount, as the discount continues to be amortized to the contractual maturity. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU was issued to address a narrow-scope financial reporting issue that arose as a result of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) on December 22, 2017. The objective of ASU 2018-02 is to address the tax effects of items within accumulated other comprehensive income (referred to as “stranded tax effects”) that do not reflect the appropriate tax rate enacted in the Tax Reform. As a result, the ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted corporate income tax rate of 21 percent. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU may be applied retrospectively to each period in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Reform is recognized. The Company has early adopted ASU 2018-02 for the year ended December 31, 2017, and has elected not to reclassify the income tax effects of the Tax Reform from accumulated other comprehensive loss to retained earnings. Refer to Note 10 Income Taxes for further details.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly in equity, such as unrealized gains or losses on securities available-for-sale and accretion of unrealized loss on securities reclassified to held-to-maturity.
Bank Owned Life Insurance
Bank Owned Life Insurance (“BOLI”) is accounted for using the cash surrender value method and is recorded at its realizable value. Part of the Company’s BOLI is invested in a separate account insurance product which is invested in a fixed income portfolio. The separate account includes stable value protection which maintains realizable value at book value with investment gains and losses amortized over future periods. Increases in cash surrender value are included in other non-interest income, while proceeds from death benefits are generally recorded as a reduction to the carrying value.
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

Intangible Assets
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and core deposit intangible. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of August 31, 2017. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.
Segment Reporting
The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates primarily in the geographical regions of central and southern New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
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
Note 2: Regulatory Matters
Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2017, the Bank was required to maintain a minimum ratio of Tier 1 capital to total adjusted assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 5.75%; a minimum ratio of Tier 1 capital to risk weighted assets of 7.25%; and, a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 9.25%. With its conversion to a bank holding company on January 31, 2018, the Company became subject to substantially similar consolidated capital requirements imposed by FRB regulation.
Under the regulatory framework for prompt corrective action, Federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2017 and 2016, the Company and the Bank exceeded all regulatory capital requirements currently applicable.

The following is a summary of the Bank and the Company’s regulatory capital amounts and ratios as of December 31, 2017 and 2016 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

As of December 31, 2017	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$459,031	8.75%	$209,760	4.000%		$262,200	5.00%
Common equity Tier 1 (to risk-weighted assets)	459,031	12.41	212,705	5.750	(1)	240,450	6.50
Tier 1 capital (to risk-weighted assets)	459,031	12.41	268,194	7.250	(1)	295,938	8.00
Total capital (to risk-weighted assets)	475,379	12.85	342,178	9.250	(1)	369,923	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$465,554	8.87%	$209,943	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	449,991	12.15	212,907	5.750	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	465,554	12.57	268,448	7.250	(1)	N/A	N/A
Total capital (to risk-weighted assets)	516,902	13.96	342,502	9.250	(1)	N/A	N/A

As of December 31, 2016	Actual			For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio		Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$450,414	10.19%	(2)	$176,856	4.000%		$221,071	5.00%
Common equity Tier 1 (to risk-weighted assets)	450,414	12.81		180,178	5.125	(3)	228,519	6.50
Tier 1 capital (to risk-weighted assets)	450,414	12.81		232,913	6.625	(3)	281,254	8.00
Total capital (to risk-weighted assets)	466,224	13.26		303,227	8.625	(3)	351,567	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$440,552	9.96%	(2)	$176,897	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	426,855	12.12		180,512	5.125	(3)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	440,552	12.51		233,345	6.625	(3)	N/A	N/A
Total capital (to risk-weighted assets)	491,362	13.95		303,788	8.625	(3)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 1.25%.

(2)
Tier 1 capital ratios are calculated based on outstanding capital at the end of the quarter divided by average assets for the quarter. The December 31, 2016 Tier 1 capital ratios for the Bank and the Company based on total assets as of the end of the period are 8.85% and 8.75%, respectively.

(3)	Includes the Capital Conservation Buffer of 0.625%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
The capital conservation buffer requirement is being phased in over four years beginning January 1, 2016. The capital conservation buffer requirement is being phased in incrementally, and started at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and increases to 1.875% on January 1, 2018, and 2.50% on January 1, 2019, when the full capital conservation buffer requirement will be effective. Capital distributions and certain discretionary bonus payments are limited if the capital conservation buffer is not maintained. Applicable regulations also impose limitations upon capital distributions by the Company, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital minimum requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3. Business Combination
As a result of the following acquisitions and the June 30, 2017 definitive agreement and plan of merger with Sun Bancorp, Inc. (“Sun”), which closed on January 31, 2018, the Company incurred merger related expenses of $8.3 million, $16.5 million, and $1.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Refer to Note 17 Subsequent Events, for additional information related to the Sun acquisition. The following table summarizes the merger related expenses for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Data processing fees	$3,956	$4,844	$371
Professional fees	2,771	5,982	524
Employee severance payments	1,177	5,457	763
Other/miscellaneous fees	389	251	220
Merger related expenses	$8,293	$16,534	$1,878
Branch Acquisition
On March 11, 2016, the Company completed its acquisition of an existing retail branch in the Toms River market (“Toms River Retail Branch”). Under the terms of the Purchase and Assumption Agreement dated July 31, 2015, the Company paid a deposit premium of $340,000, equal to 2.50% of core deposits; i.e., all deposits other than time deposits, government deposits, and fiduciary accounts. Up to 1.00% of the deposit premium was contingent on the core deposit balance seventy-five days after closing.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.
The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

	At March 11, 2016
	Book Value	Fair Value Adjustment	Fair Value
Assets Acquired
Cash and cash equivalents	$16,727	$—	$16,727
Loans	9	—	9
Other assets	15	—	15
Core deposit intangible	—	66	66
Total assets acquired	$16,751	$66	$16,817
Liabilities Assumed
Deposits	$16,953	$4	$16,957
Other liabilities assumed	138	—	138
Total liabilities assumed	$17,091	$4	$17,095
Goodwill			$278
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. On March 11, 2017, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.

Cape Bancorp Inc. Acquisition
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Cape, net of total consideration paid (in thousands):

	At May 2, 2016
	Cape Book Value	Purchase Accounting Adjustments	Fair Value
Total Purchase Price:			$196,403
Assets acquired:
Cash and cash equivalents	$30,025	$—	$30,025
Securities and Federal Home Loan Bank Stock	218,577	361	218,938
Loans	1,169,568	(12,849)	1,156,719
Premises and equipment	27,972	(1,973)	25,999
Other real estate owned	2,343	(660)	1,683
Deferred tax asset	9,407	8,419	17,826
Other assets	61,793	—	61,793
Core deposit intangible	831	2,887	3,718
Total assets acquired	1,520,516	(3,815)	1,516,701
Liabilities assumed:
Deposits	(1,247,688)	(679)	(1,248,367)
Borrowings	(123,587)	(879)	(124,466)
Other liabilities	(7,611)	(5,156)	(12,767)
Total liabilities assumed	(1,378,886)	(6,714)	(1,385,600)
Net assets acquired	$141,630	$(10,529)	131,101
Goodwill recorded in the merger			$65,302
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. On May 2, 2017, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.

Ocean Shore Holding Co. Acquisition
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Co. (“Ocean Shore”), which after purchase accounting adjustments added $991.3 million to assets, $773.3 million to loans, and $875.1 million to deposits. Total consideration paid for Ocean Shore was $180.7 million, including cash consideration of $28.4 million. Ocean Shore was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Ocean Shore, net of total consideration paid (in thousands):

	At November 30, 2016
	Ocean Shore Book Value	Purchase Accounting Adjustments	Fair Value
Total Purchase Price:			$180,732
Assets acquired:
Cash and cash equivalents	$60,871	$—	$60,871
Securities and Federal Home Loan Bank Stock	94,109	24	94,133
Loans	790,396	(17,129)	773,267
Premises and equipment	11,696	3,372	15,068
Other real estate owned	1,090	(46)	1,044
Deferred tax asset	5,587	(1,535)	4,052
Other assets	35,369	(22)	35,347
Core deposit intangible	348	7,158	7,506
Total assets acquired	999,466	(8,178)	991,288
Liabilities assumed:
Deposits	(874,301)	(772)	(875,073)
Borrowings	(3,694)	—	(3,694)
Other liabilities	(17,629)	2,717	(14,912)
Total liabilities assumed	(895,624)	1,945	(893,679)
Net assets acquired	$103,842	$(6,233)	97,609
Goodwill recorded in the merger			$83,123
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. On November 30, 2017, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Cape operations included in the Consolidated Statements of Income from the date of the acquisition (May 2, 2016) through December 31, 2016 and regarding the former Ocean Shore operations included in the Consolidated Statements of Income from the date of the acquisition (December 1, 2016) through December 31, 2016. In addition, the table provides condensed pro forma financial information assuming the Cape and Ocean Shore acquisitions had been completed as of January 1, 2016, for the year ended December 31, 2016, and as of January 1, 2015, for the year ended December 31, 2015. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of Cape’s and Ocean Shore’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

	Cape Actual from May 2, 2016 to December 31, 2016	Ocean Shore Actual from December 1, 2016 to December 31, 2016	Pro forma Year ended December 31, 2016	Pro forma Year ended December 31, 2015
(in thousands, except per share amounts)	(Unaudited)
Net interest income	$34,565	$3,109	$166,462	$159,351
Provision for loan losses	498	—	4,400	4,639
Non-interest income	3,503	349	25,761	33,292
Non-interest expense	19,258	1,337	161,090	123,762
Net income	$12,311	$1,397	$16,772	$43,471
Fully diluted earnings per share			$0.52	$1.39
Core Deposit Intangible
The estimated future amortization expense for the core deposit intangible over the next five years is as follows (in thousands):

For the Year Ended December 31,	Amortization Expense
2018	$1,828
2019	1,618
2020	1,408
2021	1,197
2022	987
Thereafter	1,847
Total	$8,885
Fair Value Measurement of Assets Acquired and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Toms River Retail Branch, Cape and Ocean Shore acquisitions are described below. Refer to Note 15 Fair Value Measurements, for a discussion of the fair value hierarchy.
Securities
The estimated fair values of the securities were calculated utilizing Level 2 inputs. The securities acquired are bought and sold in active markets. Prices for these instruments were obtained through security industry sources that actively participate in the buying and selling of securities.
Loans
The acquired loan portfolio was valued utilizing Level 3 inputs and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value. Specifically, the Company utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: (1) interest rate loan fair value analysis; (2) general credit fair value adjustment; and (3) specific credit fair value adjustment.
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
The general credit fair value adjustment was calculated using a two part general credit fair value analysis: (1) expected lifetime losses and (2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated after consideration of historical losses of the Company, the acquired bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of experience with the originator’s underwriting process.
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
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. At the acquisition dates, the core deposit premium totaled $66,000, $3.7 million, and $7.5 million, for the Toms River Retail Branch, Cape, and Ocean Shore acquisitions, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

Note 4: Securities
The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2017 and 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2017
Available-for-sale:
Investment securities:
U.S. agency obligations	$82,378	$—	$(797)	$81,581
Other investments	8,947	—	(247)	8,700
Total available-for-sale	$91,325	$—	$(1,044)	$90,281
Held-to-maturity:
Investment securities:
U.S. agency obligations	$14,968	$—	$(65)	$14,903
State and municipal obligations	149,958	219	(1,475)	148,702
Corporate debt securities	76,024	312	(3,962)	72,374
Total investment securities	240,950	531	(5,502)	235,979
Mortgage-backed securities:
FHLMC	186,921	151	(2,937)	184,135
FNMA	263,103	1,193	(3,000)	261,296
GNMA	75,243	64	(928)	74,379
SBA	5,843	28	—	5,871
Total mortgage-backed securities	531,110	1,436	(6,865)	525,681
Total held-to-maturity	$772,060	$1,967	$(12,367)	$761,660
Total securities	$863,385	$1,967	$(13,411)	$851,941
At December 31, 2016
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,542	$—	$(318)	$12,224
Other investments	8,778	—	(227)	8,551
Total available-for-sale	$21,320	$—	$(545)	$20,775
Held-to-maturity:
Investment securities:
U.S. agency obligations	$19,960	$69	$—	$20,029
State and municipal obligations	39,155	10	(856)	38,309
Corporate debt securities	77,057	85	(6,001)	71,141
Total investment securities	136,172	164	(6,857)	129,479
Mortgage-backed securities:
FHLMC	144,016	195	(2,457)	141,754
FNMA	217,445	2,209	(2,524)	217,130
GNMA	92,475	119	(364)	92,230
SBA	8,947	28	—	8,975
Total mortgage-backed securities	462,883	2,551	(5,345)	460,089
Total held-to-maturity	$599,055	$2,715	$(12,202)	$589,568
Total securities	$620,375	$2,715	$(12,747)	$610,343

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the held-to-maturity securities at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Amortized cost	$772,060	$599,055
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of unrealized loss on securities reclassified to held-to-maturity	5,349	4,204
Carrying value	$764,062	$589,912
There were no realized gains or losses on the sale of securities for the year ended December 31, 2017. Realized gains on the sale of securities were $75,000 for the year ended December 31, 2016 and realized losses were $87,000. There were no realized gains or losses on the sale of securities for the year ended December 31, 2015.
The amortized cost and estimated fair value of investment securities at December 31, 2017 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2017, corporate debt securities with an amortized cost and estimated fair value of $59.9 million and $56.3 million, respectively, were callable prior to the maturity date.

December 31, 2017	Amortized Cost	Estimated Fair Value
Less than one year	$45,944	$45,867
Due after one year through five years	158,397	156,862
Due after five years through ten years	88,986	87,180
Due after ten years	30,001	27,651
	$323,328	$317,560
Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table above. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $466.4 million and $506.0 million, at December 31, 2017 and 2016, respectively. The estimated fair value of securities pledged as collateral for reverse repurchase agreements amounted to $58.0 million and $67.5 million at December 31, 2017 and 2016, respectively.

The estimated fair value and unrealized loss for securities available-for-sale and held-to-maturity at December 31, 2017 and December 31, 2016, segregated by the duration of the unrealized loss, are as follows (in thousands):

	As of December 31, 2017
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$69,375	$(496)	$12,206	$(301)	$81,581	$(797)
Other investments	—	—	8,700	(247)	8,700	(247)
Total available-for-sale	69,375	(496)	20,906	(548)	90,281	(1,044)
Held-to-maturity:
Investment securities:
U.S. agency obligations	14,903	(65)	—	—	14,903	(65)
State and municipal obligations	104,883	(1,153)	14,363	(322)	119,246	(1,475)
Corporate debt securities	4,035	(30)	56,106	(3,932)	60,141	(3,962)
Total investment securities	123,821	(1,248)	70,469	(4,254)	194,290	(5,502)
Mortgage-backed securities:
FHLMC	98,138	(781)	68,238	(2,156)	166,376	(2,937)
FNMA	132,982	(1,058)	65,060	(1,942)	198,042	(3,000)
GNMA	26,105	(223)	45,281	(705)	71,386	(928)
Total mortgage-backed securities	257,225	(2,062)	178,579	(4,803)	435,804	(6,865)
Total held-to-maturity	381,046	(3,310)	249,048	(9,057)	630,094	(12,367)
Total securities	$450,421	$(3,806)	$269,954	$(9,605)	$720,375	$(13,411)

	As of December 31, 2016
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available-for-sale:
Investment securities:
U.S. agency obligations	$12,224	$(318)	$—	$—	$12,224	$(318)
Other investments	8,551	(227)	—	—	8,551	(227)
Total available-for-sale	20,775	(545)	—	—	20,775	(545)
Held-to-maturity:
Investment securities:
State and municipal obligations	32,995	(856)	—	—	32,995	(856)
Corporate debt securities	12,450	(120)	49,119	(5,881)	61,569	(6,001)
Total investment securities	45,445	(976)	49,119	(5,881)	94,564	(6,857)
Mortgage-backed securities:
FHLMC	102,461	(1,665)	26,898	(792)	129,359	(2,457)
FNMA	124,403	(2,185)	8,925	(339)	133,328	(2,524)
GNMA	79,116	(364)	—	—	79,116	(364)
Total mortgage-backed securities	305,980	(4,214)	35,823	(1,131)	341,803	(5,345)
Total held-to-maturity	351,425	(5,190)	84,942	(7,012)	436,367	(12,202)
Total securities	$372,200	$(5,735)	$84,942	$(7,012)	$457,142	$(12,747)

At December 31, 2017, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

	As of December 31, 2017
Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
BankAmerica Capital	$15,000	$14,038	Baa3/BBB-
Chase Capital	10,000	9,350	Baa2/BBB-
Wells Fargo Capital	5,000	4,713	A1/BBB+
Huntington Capital	5,000	4,450	Baa2/BB
Keycorp Capital	5,000	4,675	Baa2/BB+
PNC Capital	5,000	4,675	Baa1/BBB-
State Street Capital	5,000	4,625	A3/BBB
SunTrust Capital	5,000	4,575	Not Rated/BB+
Southern Company	1,524	1,509	Baa2/BBB+
AT&T Inc.	1,514	1,498	Baa1/BBB+
MetLife Global Funding	1,000	999	Aa3/AA-
State Street Corporation	1,000	999	A1/A
	$60,038	$56,106

At December 31, 2017, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at December 31, 2017. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”) corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at December 31, 2017.

Note 5: Loans Receivable, Net
A summary of loans receivable at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Commercial:
Commercial and industrial	$187,645	$152,569
Commercial real estate - owner occupied	569,497	534,214
Commercial real estate - investor	1,186,302	1,132,075
Total commercial	1,943,444	1,818,858
Consumer:
Residential mortgage	1,694,042	1,647,154
Residential construction	54,548	51,070
Home equity loans and lines	281,143	288,991
Other consumer	1,225	1,564
Total consumer	2,030,958	1,988,779
	3,974,402	3,807,637
Purchased credit impaired loans	1,712	7,575
Total loans	3,976,114	3,815,212
Deferred origination costs, net	5,380	3,414
Allowance for loan losses	(15,721)	(15,183)
Loans receivable, net	$3,965,773	$3,803,443
The Bank’s eligible mortgage loans are pledged to secure FHLB advances.
At December 31, 2017, 2016 and 2015, loans in the amount of $20.9 million, $13.6 million, and $18.3 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The recorded investment in mortgage and consumer loans collateralized by residential real estate which are in the process of foreclosure amounted to $1.1 million at December 31, 2017. The amount of foreclosed residential real estate property held by the Company was $1.1 million at December 31, 2017.
The Company defines an impaired loan as a non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2017, the impaired loan portfolio totaled $47.0 million, for which there was no specific allocation in the allowance for loan losses. At December 31, 2016, the impaired loan portfolio totaled $31.0 million, for which there was a specific allocation in the allowance for loan losses of $510,000. The average balance of impaired loans for the years ended December 31, 2017, 2016 and 2015 was $39.8 million, $38.4 million, and $41.5 million, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $639,000, $391,000, and $848,000 of interest income for the years ended December 31, 2017, 2016 and 2015, respectively, would have been recorded.
At December 31, 2017, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.
An analysis of the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	At or For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$15,183	$16,722	$16,317
Provision charged to operations	4,445	2,623	1,275
Charge-offs	(5,384)	(4,490)	(1,135)
Recoveries	1,477	328	265
Balance at end of year	$15,721	$15,183	$16,722

The following table presents an analysis of the allowance for loan losses for the years ended December 31, 2017 and 2016, the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016 excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the year ended December 31, 2017
Allowance for loan losses:
Balance at beginning of year	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Provision (benefit) charged to operations	2,742	203	2,444	(509)	(379)	(56)	4,445
Charge-offs	(3,820)	(150)	(899)	(135)	(380)	—	(5,384)
Recoveries	637	123	46	148	523	—	1,477
Balance at end of year	$1,804	$3,175	$7,952	$614	$1,801	$375	$15,721
For the year ended December 31, 2016
Allowance for loan losses:
Balance at beginning of year	$6,590	$2,292	$4,873	$1,095	$1,639	$233	$16,722
Provision (benefit) charged to operations	(3,858)	2,210	3,200	310	563	198	2,623
Charge-offs	(558)	(1,509)	(1,890)	(349)	(184)	—	(4,490)
Recoveries	71	6	178	54	19	—	328
Balance at end of year	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,804	3,175	7,952	614	1,801	375	15,721
Total ending allowance balance	$1,804	$3,175	$7,952	$614	$1,801	$375	$15,721
Loans:
Loans individually evaluated for impairment	$10,605	$15,132	$17,923	$2,464	$864	$—	$46,988
Loans collectively evaluated for impairment	1,737,985	554,365	1,168,379	279,904	186,781	—	3,927,414
Total ending loan balance	$1,748,590	$569,497	$1,186,302	$282,368	$187,645	$—	$3,974,402
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$266	$—	$119	$125	$—	$—	$510
Collectively evaluated for impairment	1,979	2,999	6,242	985	2,037	431	14,673
Total ending allowance balance	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Loans:
Loans individually evaluated for impairment	$13,306	$11,123	$3,789	$2,556	$268	$—	$31,042
Loans collectively evaluated for impairment	1,684,918	523,091	1,128,286	287,999	152,301	—	3,776,595
Total ending loan balance	$1,698,224	$534,214	$1,132,075	$290,555	$152,569	$—	$3,807,637

A summary of impaired loans at December 31, 2017 and 2016 is as follows, excluding PCI loans (in thousands):

	December 31,
	2017	2016
Impaired loans with no allocated allowance for loan losses	$46,988	$25,228
Impaired loans with allocated allowance for loan losses	—	5,814
	$46,988	$31,042
Amount of the allowance for loan losses allocated	$—	$510
At December 31, 2017, impaired loans include troubled debt restructured loans of $42.1 million, of which $33.3 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2016 impaired loans include troubled debt restructured loans of $30.5 million, of which $27.0 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.
The summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
At December 31, 2017
With no related allowance recorded:
Residential real estate	$10,951	$10,605	$—
Commercial real estate – owner occupied	15,832	15,132	—
Commercial real estate – investor	19,457	17,923	—
Consumer	2,941	2,464	—
Commercial and industrial	895	864	—
	$50,076	$46,988	$—
With an allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Consumer	—	—	—
Commercial and industrial	—	—	—
	$—	$—	$—
At December 31, 2016
With no related allowance recorded:
Residential real estate	$9,848	$9,694	$—
Commercial real estate – owner occupied	11,886	11,123	—
Commercial real estate – investor	2,239	1,897	—
Consumer	2,559	2,246	—
Commercial and industrial	300	268	—
	$26,832	$25,228	$—
With an allowance recorded:
Residential real estate	$3,998	$3,612	$266
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	2,011	1,892	119
Consumer	581	310	125
Commercial and industrial	—	—	—
	$6,590	$5,814	$510

(continued)

	For the Year Ended December 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$10,928	$481	$14,497	$394
Commercial real estate – owner occupied	11,890	797	18,095	467
Commercial real estate – investor	8,825	768	535	98
Consumer	2,388	144	2,549	122
Commercial and industrial	643	60	411	13
	$34,674	$2,250	$36,087	$1,094
With an allowance recorded:
Residential real estate	$1,585	$62	$786	$163
Commercial real estate – owner occupied	—	—	466	—
Commercial real estate – investor	3,386	81	1,027	79
Consumer	119	6	67	29
Commercial and industrial	—	—	—	—
	$5,090	$149	$2,346	$271
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2017 and 2016, excluding PCI loans (in thousands):

	December 31,
	2017	2016
Residential real estate	$4,190	$8,126
Commercial real estate – owner occupied	5,962	2,414
Commercial real estate – investor	8,281	521
Consumer	1,929	2,064
Commercial and industrial	503	441
	$20,865	$13,566
The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2017
Residential real estate	$13,197	$2,351	$3,372	$18,920	$1,729,670	$1,748,590
Commercial real estate – owner occupied	222	—	5,402	5,624	563,873	569,497
Commercial real estate – investor	135	1,426	4,507	6,068	1,180,234	1,186,302
Consumer	1,067	310	1,687	3,064	279,304	282,368
Commercial and industrial	2,694	36	503	3,233	184,412	187,645
	$17,315	$4,123	$15,471	$36,909	$3,937,493	$3,974,402
December 31, 2016
Residential real estate	$9,532	$3,038	$7,159	$19,729	$1,678,495	$1,698,224
Commercial real estate – owner occupied	3,962	1,032	890	5,884	528,330	534,214
Commercial real estate – investor	—	—	521	521	1,131,554	1,132,075
Consumer	1,519	436	1,963	3,918	286,637	290,555
Commercial and industrial	5,548	181	384	6,113	146,456	152,569
	$20,561	$4,687	$10,917	$36,165	$3,771,472	$3,807,637

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
As of December 31, 2017 and 2016, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows, excluding PCI loans (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial real estate – owner occupied	$546,569	$4,337	$18,591	$—	$569,497
Commercial real estate – investor	1,146,630	14,644	25,028	—	1,186,302
Commercial and industrial	181,438	3,153	3,054	—	187,645
	$1,874,637	$22,134	$46,673	$—	$1,943,444
December 31, 2016
Commercial real estate – owner occupied	$501,652	$7,680	$24,882	$—	$534,214
Commercial real estate – investor	1,106,747	713	24,615	—	1,132,075
Commercial and industrial	150,474	757	1,338	—	152,569
	$1,758,873	$9,150	$50,835	$—	$1,818,858
For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2017 and 2016, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
December 31, 2017
Performing	$1,744,400	$280,439
Non-performing	4,190	1,929
	$1,748,590	$282,368
December 31, 2016
Performing	$1,690,098	$288,491
Non-performing	8,126	2,064
	$1,698,224	$290,555
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at December 31, 2017, 2016 and 2015 were $8.8 million, $3.5 million, and $4.9 million, respectively, of troubled debt restructurings. At December 31, 2017, there were no specific reserves allocated to loans which were classified as troubled debt restructurings. At December 31, 2016 and 2015 the Company had allocated $510,000, and $262,000, respectively, of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at December 31, 2017, 2016 and 2015 which totaled $33.3 million, $27.0 million, and $26.3 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.
The following table presents information about troubled debt restructurings which occurred during the years ended December 31, 2017 and 2016, and troubled debt restructurings modified within the previous year and which defaulted during the years ended December 31, 2017 and 2016 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the year ended December 31, 2017
Troubled Debt Restructurings:
Residential real estate	8	$1,637	$1,600
Commercial real estate – owner occupied	7	6,977	6,977
Commercial real estate – investor	7	10,904	11,026
Commercial and industrial	1	665	665
		Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:		None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the year ended December 31, 2016
Troubled Debt Restructurings:
Residential real estate	7	$1,574	$1,523
Commercial real estate – investor	1	1,592	1,592
Consumer	8	852	846
		Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:		None	None
As part of the Ocean Shore and Cape acquisitions, PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.
The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Ocean Shore at December 1, 2016 and Cape at May 2, 2016 (in thousands):

	Ocean Shore	Cape
	December 1, 2016	May 2, 2016
Contractually required principal and interest	$7,385	$21,345
Contractual cash flows not expected to be collected (non-accretable discount)	(4,666)	(12,387)
Expected cash flows to be collected at acquisition	2,719	8,958
Interest component of expected cash flows (accretable yield)	(401)	(576)
Fair value of acquired loans	$2,318	$8,382

The following table summarizes the changes in accretable yield for PCI loans during the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016
Beginning balance	$749	$75
Acquisition	—	977
Accretion	(921)	(459)
Reclassification from non-accretable difference	333	156
Ending balance	$161	$749
Note 6: Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2017 and 2016 are summarized as follows (in thousands):

	December 31,
	2017	2016
Loans	$10,750	$10,499
Investment securities	2,430	582
Mortgage-backed securities	1,074	908
	$14,254	$11,989
Note 7: Premises and Equipment, Net
Premises and equipment, net at December 31, 2017 and 2016 are summarized as follows (in thousands):

	December 31,
	2017	2016
Land	$24,876	$19,080
Buildings and improvements	97,463	63,955
Leasehold improvements	6,613	6,598
Furniture and equipment	30,545	33,375
Other	1,450	3,240
Total	160,947	126,248
Accumulated depreciation and amortization	(59,171)	(54,863)
	$101,776	$71,385
During 2017, the Company acquired an administrative office building in Red Bank, New Jersey for $42.5 million, which it expects to occupy in April 2018 while consolidating multiple operating facilities into two locations.
Depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 amounted to $6.3 million, $4.8 million and $3.3 million, respectively.

Note 8: Deposits
Deposits, including accrued interest payable of $22,000 at December 31, 2017 and $31,000 at December 31, 2016, are summarized as follows (in thousands):

	December 31,
	2017		2016
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$756,513	—%	$782,504	—%
Interest-bearing checking accounts	1,954,358	0.32	1,626,713	0.19
Money market deposit accounts	363,656	0.33	458,911	0.30
Savings accounts	661,167	0.04	672,519	0.08
Time deposits	607,104	1.18	647,103	1.14
Total deposits	$4,342,798	0.34%	$4,187,750	0.30%
Included in time deposits at December 31, 2017 and 2016, is $270.6 million and $269.0 million, respectively, in deposits of $100,000 and over.

Time deposits at December 31, 2017 mature as follows (in thousands):

For the Year Ended December 31,	Time Deposit Maturities
2018	$308,237
2019	110,598
2020	66,959
2021	42,060
2022	75,620
Thereafter	3,630
Total	$607,104
Interest expense on deposits for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Interest-bearing checking accounts	$4,533	$2,114	$952
Money market deposit accounts	1,213	858	187
Savings accounts	345	191	102
Time deposits	6,245	4,354	3,060
Total interest expense on deposits	$12,336	$7,517	$4,301
Note 9: Borrowed Funds
Borrowed funds are summarized as follows (in thousands):

	December 31,
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Home Loan Bank advances	$288,691	1.74%	$250,498	1.75%
Securities sold under agreements to repurchase	79,668	0.21	69,935	0.13
Other borrowings	56,519	4.48	56,559	4.21
	$424,878	1.82%	$376,992	1.81%

Information concerning FHLB advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2017	2016	2017	2016
Average balance	$258,870	$266,981	$74,712	$75,227
Maximum amount outstanding at any month end	291,615	252,229	80,945	81,738
Average interest rate for the year	1.73%	1.67%	0.16%	0.14%
Amortized cost of collateral:
Mortgage-backed securities	—	—	$58,020	$67,224
Estimated fair value of collateral:
Mortgage-backed securities	—	—	58,007	67,452
The securities collateralizing the reverse repurchase agreements are delivered to the lender with whom each transaction is executed or to a third-party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the reverse repurchase agreements. (Refer to Note 4 Securities)
FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2017 as follows (in thousands):

	FHLB Advances	Reverse Repurchase Agreements
For the Year Ended December 31,
2018	$96,958	$79,668
2019	81,618	—
2020	75,115	—
2021	25,000	—
2022	10,000	—
Total	$288,691	$79,668
During September 2016, the Company issued $35.0 million of subordinated notes, which carry a fixed rate of 5.125% for the first five years and a floating rate of 392 basis points over 3-month LIBOR for the subsequent five years. Accrued interest is payable semi-annually during the fixed rate period and quarterly thereafter and principal is due at maturity on September 30, 2026. During 2007, the Company issued $10.0 million of trust preferred securities which carry a floating rate of 175 basis points over 3-month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date of September 1, 2037. During 2006, the Company issued $12.5 million of trust preferred securities. The trust preferred securities carry a floating rate of 166 basis points over 3-month LIBOR adjusted quarterly. Accrued interest is due quarterly with principal due at the maturity date in 2036.
Interest expense on borrowings for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Federal Home Loan Bank advances	$4,486	$4,471	$3,850
Securities sold under agreements to repurchase	121	102	103
Other borrowings	2,668	1,073	780
	$7,275	$5,646	$4,733
All FHLB advances are secured by the Bank’s mortgage loans and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

Note 10: Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 consists of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current
Federal	$(12,754)	$6,259	$8,378
State	169	96	1,064
Total current	(12,585)	6,355	9,442
Deferred
Federal	35,440	5,798	1,349
State	—	—	92
Total deferred	35,440	5,798	1,441
	$22,855	$12,153	$10,883
Included in other comprehensive income is income tax expense attributable to the net accretion of unrealized losses on securities available-for-sale arising during the year in the amount of $276,000, $330,000, and $600,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation - Stock Compensation,” which decreased income tax expense by $1.8 million for the year ended December 31, 2017. Under the ASU, the tax benefits of exercised stock options and vested stock awards are recognized as a benefit to income tax expense in the reporting period which they occur. Prior to the adoption of the ASU, included in stockholders’ equity is income tax benefit attributable to stock plans in the amount of $62,000, and $32,000 for the years ended December 31, 2016, and 2015, respectively.
A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Income before provision for income taxes	$65,325	$35,199	$31,205
Applicable statutory Federal income tax rate	35.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$22,864	$12,320	$10,922
(Decrease) increase in Federal income tax expense resulting from
Tax exempt interest	(839)	(390)	(291)
ESOP fair market value adjustment	223	131	111
ESOP dividends	(230)	(223)	(234)
Earnings on BOLI	(1,155)	(781)	(525)
Merger related expenses	478	1,005	132
State income taxes net of Federal benefit	110	62	751
Stock compensation	(1,823)	—	—
Impact of Tax Cuts and Jobs Act (“Tax Reform”)	3,643	—	—
Other items, net	(416)	29	17
	$22,855	$12,153	$10,883

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented in the following table (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$3,311	$6,269
Reserve for repurchased loans	97	346
Reserve for uncollected interest	49	70
Incentive compensation	—	1,695
Deferred compensation	519	1,549
Other reserves	115	375
Stock plans	864	2,151
ESOP	126	224
Purchase accounting adjustments	3,436	16,905
Net operating loss carryforward related to acquisition	3,741	5,829
Other real estate owned	170	26
Unrealized loss on securities	1,898	5,211
Federal and state alternative minimum tax	2,451	2,220
Total gross deferred tax assets	16,777	42,870
Deferred tax liabilities:
Incentive compensation	(127)	—
Excess servicing on sale of mortgage loans	(28)	(76)
Investments, discount accretion	(244)	(434)
Deferred loan and commitment costs, net	(1,119)	(1,261)
Premises and equipment, differences in depreciation	(373)	(52)
Undistributed REIT income	(12,322)	(2,167)
Other	(642)	—
Total gross deferred tax liabilities	(14,855)	(3,990)
Net deferred tax assets	$1,922	$38,880
The Company has Federal net operating losses from the acquisitions of Colonial American and Cape. At both December 31, 2017 and 2016, the net operating losses from Colonial American were $5.9 million. These net operating losses are subject to annual limitation under Code Section 382 in the amount of approximately $330,000 and will expire between 2029 and 2034. At both December 31, 2017 and 2016, the net operating losses from Cape were $10.5 million. These net operating losses are subject to annual limitation under Code Section 382 of approximately $4.5 million, and will expire between 2020-2023.
As of December 31, 2017 and 2016, the Company had $1.8 million of New Jersey AMA Tax Credits. These credits do not expire. As of December 31, 2017 and 2016, the Company had $1.0 million of AMT Tax Credits that were part of the Cape acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire.
At December 31, 2017, 2016 and 2015, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2017 includes approximately $10.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2017, the Company had an unrecognized deferred tax liability of $2.3 million with respect to this reserve.
There were no unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015. The tax years that remain subject to examination by the Federal government and the state of New York include the years ended December 31, 2014 and forward.

The tax years that remain subject to examination by the state of New Jersey include the years ended December 31, 2013 and forward.
With the enactment of the Tax Reform on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accounting guidance requires that the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U. S. federal statutory income tax rate, the Company recognized an additional income tax expense of $3.6 million for the year ended December 31, 2017. Because accounting guidance requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations, this additional income tax expense included $1.8 million related to items recognized in other comprehensive income. These amounts will continue to be reported as separate components of accumulated other comprehensive income until such time as the underlying transactions from which such amounts arose are settled through continuing operations. At such time, the reclassification from accumulated other comprehensive income will be recognized as a net tax benefit.
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
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2017 and 2016, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $505,000 and $507,000, respectively. During 2017 and 2016, $195,000 and $194,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2017 and 2016, the loan had an outstanding balance of $3.1 million and $3.3 million, respectively, and the ESOP had unallocated shares of 293,860 and 327,362, respectively. At December 31, 2017, the unallocated shares had a fair value of $7.7 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the years ended December 31, 2017, 2016 and 2015, the Bank recorded compensation expense related to the ESOP of $919,000, $657,000, and $603,000, respectively, including $637,000, $373,000, and $318,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2017, 2,319,525 shares had been allocated to participants and 33,502 shares were committed to be released.
Note 12: Incentive Plan
On April 20, 2006, the OceanFirst Financial Corp. 2006 Stock Incentive Plan, which authorizes the granting of stock options or awards of common stock, was approved by stockholders. On May 5, 2011, the OceanFirst Financial Corp. 2011 Stock Incentive Plan, which also authorizes the granting of stock options or awards of common stock, was approved by stockholders. This plan was subsequently amended on June 2, 2017. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors (“Outside Directors”) with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.

Under the amended 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 4,000,000 shares subject to option or, in lieu of options, up to 1,600,000 shares in the form of stock awards. At December 31, 2017, 1,799,047 options or 719,619 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company was authorized to issue up to an additional 1,000,000 shares subject to options, or in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2017, no options or awards remain to be issued.
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
All options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $1.2 million, $829,000, and $783,000, of expense for stock option grants and $1.0 million, $684,000, and $517,000, of expense for stock award grants, for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had $5.4 million in compensation cost related to non-vested options and stock awards not yet recognized. This cost will be recognized over the remaining vesting period of 3.4 years.
The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2017	2016	2015
Risk-free interest rate	2.31%	1.69%	1.72%
Expected option life	7 years	7 years	7 years
Expected volatility	21%	21%	28%
Expected dividend yield	2.07%	3.01%	2.99%

Weighted average fair value of an option share granted during the year	$5.62	$2.64	$3.58
Intrinsic value of options exercised during the year (in thousands)	7,882	3,412	136
The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.

A summary of option activity for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017		2016		2015
	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,758,833	$14.94	2,281,931	$17.62	1,751,270	$15.94
Granted	335,150	29.01	317,460	17.27	238,305	17.39
Assumed in acquisition	—	—	886,968	10.30	370,000	26.11
Exercised	(567,153)	14.39	(375,576)	13.20	(29,480)	13.43
Forfeited	(35,099)	18.42	(11,625)	16.37	(8,900)	14.56
Expired	(2,417)	11.70	(340,325)	25.02	(39,264)	25.31
Outstanding at end of year	2,489,314	$16.91	2,758,833	$14.94	2,281,931	$17.62
Options exercisable	1,608,762		1,912,630		1,497,960
The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 8.44 to 9.98	283,707	2.6 years	$8.97	283,707	2.6 years	$8.97
9.99 to 12.28	293,557	2.8	10.74	293,557	2.8	10.74
12.40 to 14.62	648,568	4.3	14.07	588,243	4.2	14.05
16.06 to 18.45	787,082	7.0	17.40	304,505	6.2	17.42
23.00 to 29.01	476,400	7.7	28.50	138,750	4.1	27.34
	2,489,314	5.4 years	$16.91	1,608,762	4.0 years	$14.34
The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2017 is $24.3 million and $19.3 million, respectively.
A summary of the granted but unvested stock award activity for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017		2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number Of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	156,945	$17.25	126,960	$16.90	81,775	$15.85
Granted	69,175	28.70	66,770	17.66	70,890	17.39
Vested	(47,379)	17.32	(33,651)	16.31	(23,587)	14.86
Forfeited	(9,038)	19.14	(3,134)	16.54	(2,118)	15.16
Outstanding at end of year	169,703	$21.79	156,945	$17.25	126,960	$16.90
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

At December 31, 2017, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2017
Unused consumer and construction loan lines of credit (primarily floating-rate)	$207,006
Unused commercial loan lines of credit (primarily floating-rate)	315,400
Other commitments to extend credit:
Fixed-Rate	63,819
Adjustable-Rate	2,379
Floating-Rate	22,740
The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 2.25% to 5.99% at December 31, 2017.
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
At December 31, 2017, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $3.2 million, $3.1 million, and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The projected minimum rental commitments as of December 31, 2017 are as follows (in thousands):

For the Year Ended December 31,
2018	$2,009
2019	1,990
2020	1,968
2021	1,798
2022	1,612
Thereafter	6,859
Total	$16,236
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

Note 14: Earnings Per Share
The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Weighted average shares outstanding	32,490	23,481	17,037
Less: Unallocated ESOP shares	(311)	(344)	(378)
Unallocated incentive award shares and shares held by deferred compensation plan	(66)	(44)	(59)
Average basic shares outstanding	32,113	23,093	16,600
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	1,012	433	211
Average diluted shares outstanding	33,125	23,526	16,811
For the years ended December 31, 2017, 2016 and 2015, 331,000, 882,000, and 926,000, respectively, of antidilutive stock options were excluded from earnings per share calculations.
Note 15: Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair market value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or the most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the years ended December 31, 2017, 2016 and 2015. The fair value hierarchy is as follows:
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
Securities Available-for-Sale
Securities classified as available-for-sale are reported at fair value. Fair value for these securities is determined using a quoted price in an active market or exchange (Level 1) or estimated by using inputs other than quoted prices that are based on market observable information (Level 2). Level 2 securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities, but comparing the securities to benchmark or comparable securities.
Other Real Estate Owned and Impaired Loans
Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals.
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2017
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$81,581	$—	$81,581	$—
Other investments	8,700	8,700	—	—
Items measured on a non-recurring basis:
Other real estate owned	8,186	—	—	8,186
Loans measured for impairment based on the fair value of the underlying collateral	16,496	—	—	16,496
December 31, 2016
Items measured on a recurring basis:
Investment securities available-for-sale:
U.S. agency obligations	$12,224	$—	$12,224	$—
Other investments	8,551	8,551	—	—
Items measured on a non-recurring basis:
Other real estate owned	9,803	—	—	9,803
Loans measured for impairment based on the fair value of the underlying collateral	2,419	—	—	2,419
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
The Company utilizes third-party pricing services to obtain fair values for most of its securities held-to-maturity. Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and makes a determination as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain investments classified as Level 1, which are derived from quoted market prices in active markets and certain state and municipal obligations known as bond anticipation notes (“BANs”) where management utilized Level 3 inputs. In the case of the Level 2 securities, the significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other market information and observations of equity and credit default swap curves related to the issuer. Management based its fair value estimate of the BANs on the local nature of the issuing entities, the short-term life of the security and current economic conditions.
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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2017 and December 31, 2016 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2017
Financial Assets:
Cash and due from banks	$109,613	$109,613	$—	$—
Securities held-to-maturity	764,062	—	751,182	10,478
Federal Home Loan Bank of New York stock	19,724	—	—	19,724
Loans receivable and mortgage loans held-for-sale	3,966,014	—	—	3,962,689
Financial Liabilities:
Deposits other than time deposits	3,735,694	—	3,735,694	—
Time deposits	607,104	~~—~~	599,677	~~—~~
Securities sold under agreements to repurchase with retail customers	79,668	79,668	—	—
Federal Home Loan Bank advances and other borrowings	345,210	~~—~~	341,820	~~—~~
December 31, 2016
Financial Assets:
Cash and due from banks	$301,373	$301,373	$—	$—
Securities held-to-maturity	589,912	—	586,504	3,030
Federal Home Loan Bank of New York stock	19,313	—	—	19,313
Loans receivable and mortgage loans held-for-sale	3,804,994	—	—	3,834,677
Financial Liabilities:
Deposits other than time deposits	3,540,647	—	3,540,647	—
Time deposits	647,103	—	644,354	—
Securities sold under agreements to repurchase with retail customers	69,935	69,935	—	—
Federal Home Loan Bank advances and other borrowings	307,057	—	304,901	—
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

Note 16: Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2017 and 2016 and condensed statements of operations and cash flows for the years ended December 31, 2017, 2016 and 2015 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiaries, the Bank and OceanFirst Risk Management, Inc., using the equity method of accounting.
Condensed Statement of Financial Condition
(in thousands)

	December 31,
	2017	2016
Assets:
Cash and due from banks	$16	$9,100
Advances to subsidiary Bank	33,749	12,358
Investment securities	1,000	1,000
ESOP loan receivable	3,051	3,285
Investment in subsidiary Bank	617,866	602,274
Other assets	3,343	3,522
Total assets	$659,025	$631,539
Liabilities and Stockholders’ Equity:
Borrowings	$56,519	$56,398
Other liabilities	565	3,238
Stockholders’ equity	601,941	571,903
Total liabilities and stockholders’ equity	$659,025	$631,539
Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Dividend income – subsidiary Bank	$32,000	$4,000	$16,000
Interest and dividend income – investment securities	63	62	3
Interest income – advances to subsidiary Bank	280	118	51
Interest income – ESOP loan receivable	321	322	306
Total income	32,664	4,502	16,360
Interest expense – borrowings	2,592	1,049	736
Operating expenses	1,788	1,697	1,452
Income before income taxes and undistributed earnings of subsidiary Bank	28,284	1,756	14,172
Benefit for income taxes	973	780	634
Income before undistributed earnings of subsidiary Bank	29,257	2,536	14,806
Undistributed earnings of subsidiary Bank	13,213	20,510	5,516
Net Income	$42,470	$23,046	$20,322

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$42,470	$23,046	$20,322
(Increase) decrease in advances to subsidiary Bank	(23,371)	3,838	6,580
Undistributed earnings of subsidiary Bank	(13,213)	(20,510)	(5,516)
Amortization of deferred costs on borrowings	121	—	—
Change in other assets and other liabilities	607	(1,619)	(707)
Net cash provided by operating activities	6,614	4,755	20,679
Cash flows from investing activities:
Purchase of investment securities	—	—	(1,000)
Repayments on ESOP loan receivable	234	218	204
Cash consideration for acquisition, net of cash received	—	(19,274)	(127)
Net cash provided by (used in) investing activities	234	(19,056)	(923)
Cash flows from financing activities:
Net proceeds from issuance of subordinated notes	—	33,899	—
Repayment of borrowings	—	—	(5,000)
Dividends paid	(19,286)	(12,616)	(8,693)
Purchase of treasury stock	—	(1,878)	(6,459)
Exercise of stock options	3,354	3,989	396
Net cash (used in) provided by financing activities	(15,932)	23,394	(19,756)
Net (decrease) increase in cash and due from banks	(9,084)	9,093	—
Cash and due from banks at beginning of year	9,100	7	7
Cash and due from banks at end of year	$16	$9,100	$7
Note 17: Subsequent Events
On June 30, 2017, the Company announced a definitive agreement and plan of merger with Sun, headquartered in Mount Laurel, New Jersey. The transaction closed on January 31, 2018 and based on the $26.45 per share closing price of the Company’s common stock on January 31, 2018, the total transaction value was $474.9 million. The total number of shares issued in the transaction was approximately 15,093,000. Sun operated 30 full-service banking offices, three loan offices and two administrative offices. The acquisition added $2.1 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits.
Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company. The conversions on January 31, 2018 do not change the entities which regulate and supervise the Bank and Company.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	December 31	September 30	June 30	March 31
2017
Interest income	$47,906	$48,030	$46,879	$46,014
Interest expense	5,401	4,974	4,705	4,531
Net interest income	42,505	43,056	42,174	41,483
Provision for loans losses	1,415	1,165	1,165	700
Net interest income after provision for loan losses	41,090	41,891	41,009	40,783
Other income	6,745	7,359	6,973	5,995
Operating expenses (excluding merger related and branch consolidation expenses)	26,434	27,580	28,527	29,481
Merger related and branch consolidation expenses	1,259	3,153	8,606	1,480
Income before provision for income taxes	20,142	18,517	10,849	15,817
Provision for income taxes	10,186	5,700	3,170	3,799
Net income	$9,956	$12,817	$7,679	$12,018
Basic earnings per share	$0.31	$0.40	$0.24	$0.38
Diluted earnings per share	$0.30	$0.39	$0.23	$0.36
2016
Interest income	$39,904	$37,307	$33,141	$23,073
Interest expense	4,150	3,372	3,127	2,514
Net interest income	35,754	33,935	30,014	20,559
Provision for loans losses	510	888	662	563
Net interest income after provision for loan losses	35,244	33,047	29,352	19,996
Other income	6,257	5,896	4,883	3,376
Operating expenses (excluding merger related expenses)	25,833	23,715	21,457	15,313
Merger related expenses	6,632	1,311	7,189	1,402
Income before provision for income taxes	9,036	13,917	5,589	6,657
Provision for income taxes	2,984	4,789	1,928	2,452
Net income	$6,052	$9,128	$3,661	$4,205
Basic earnings per share	$0.22	$0.36	$0.16	$0.25
Diluted earnings per share	$0.22	$0.35	$0.16	$0.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

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
There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)	Management Report on Internal Control Over Financial Reporting
Management of OceanFirst Financial Corp. and its subsidiaries are responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, the Company maintained effective internal control over financial reporting based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 52.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2018 under the captions “Corporate Governance”, “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2018 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2018 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2017 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,489,314	$16.91	1,799,047
Equity compensation plans not approved by stockholders	—	—	—
Total	2,489,314	$16.91	1,799,047

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2018 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 31, 2018 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements
The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

3.1	Certificate of Incorporation of OceanFirst Financial Corp. (1)
3.2	Bylaws of OceanFirst Financial Corp. (19)
4.0	Stock Certificate of OceanFirst Financial Corp. (1)
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan (1)
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan (2)
10.1(b)	Amended Employee Stock Ownership Plan (9)
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan (1)
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement (10)
10.4	OceanFirst Bank Deferred Compensation Plan for Directors (1)
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement (10)
10.5	OceanFirst Bank Deferred Compensation Plan for Officers (1)
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement (10)
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan (3)
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement (5)
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan (6)
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program (7)
10.20	2006 Stock Incentive Plan (8)

10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and Angela K. Ho (15)
10.24	Form of Change in Control Agreement between OceanFirst Bank and Angela K. Ho (15)
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options (12)
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement (12)
10.28	2011 Stock Incentive Plan (11)
10.28A	Amendment No. 1 to 2011 Stock Incentive Plan (17)
10.29	2011 Cash Incentive Compensation Plan (11)
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, and Steven J. Tsimbinos (16)
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013 (13)
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards (14)
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph R. Iantosca and Joseph J. Lebel (16)
10.35A
Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel III, and Steven J. Tsimbinos (18)

14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct (4)
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”
23.0	Consent of KPMG LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.

(2)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.

(3)	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.

(4)	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.

(5)	Incorporated by reference from Exhibit to Form 10-K filed on March 15, 2005.

(6)	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.

(7)	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.

(8)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 15, 2006.

(9)	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.

(10)	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.

(11)	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.

(12)	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.

(13)	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.

(14)	Incorporated herein by reference from Exhibit to Form 8-K filed January 17, 2014.

(15)	Incorporated herein by reference from Exhibit to Form 8-K filed on March 7, 2017.

(16)	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.

(17)	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on April 26, 2017.

(18)	Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.

(19)	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.

Item 16.	Form 10-K Summary
Not applicable.

CONFORMED
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board
President and Chief Executive Officer

Date:	February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	February 27, 2018
Christopher D. Maher
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	February 27, 2018
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Angela K. Ho	February 27, 2018
Angela K. Ho
(principal accounting officer)

/s/ Steven E. Brady	February 27, 2018
Steven E. Brady
Director

/s/ Joseph J. Burke	February 27, 2018
Joseph J. Burke
Director

/s/ Angelo Catania	February 27, 2018
Angelo Catania
Director

/s/ Anthony R. Coscia	February 27, 2018
Anthony R. Coscia
Director

Name	Date
/s/ Michael D. Devlin	February 27, 2018
Michael D. Devlin
Director

/s/ Jack M. Farris	February 27, 2018
Jack M. Farris
Director

/s/ John K. Lloyd	February 27, 2018
John K. Lloyd
Director

/s/ Dorothy F. McCrosson	February 27, 2018
Dorothy F. McCrosson
Director

/s/ Donald E. McLaughlin	February 27, 2018
Donald E. McLaughlin
Director

/s/ Diane F. Rhine	February 27, 2018
Diane F. Rhine
Director

/s/ Mark G. Solow	February 27, 2018
Mark G. Solow
Director

/s/ Grace C. Torres	February 27, 2018
Grace C. Torres
Director

/s/ John E. Walsh	February 27, 2018
John E. Walsh
Director

/s/ Samuel R. Young	February 27, 2018
Samuel R. Young
Director