Form 10-Q
period 2018-03-31
OCEANFIRST FINANCIAL CORP
filed 2018-05-09
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11713
________________________________________________
OceanFirst Financial Corp.
(Exact name of registrant as specified in its charter)
 ________________________________________________

Delaware	22-3412577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 West Front Street, Red Bank, NJ	07701
(Address of principal executive offices)	(Zip Code)
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
As of May 4, 2018 there were 48,136,830 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017	March 31, 2017
SELECTED FINANCIAL CONDITION DATA(1):
Total assets	$7,494,899	$5,416,006	$5,196,203
Loans receivable, net	5,413,780	3,965,773	3,825,600
Deposits	5,907,336	4,342,798	4,198,663
Stockholders’ equity	1,007,460	601,941	582,543
SELECTED OPERATING DATA:
Net interest income	55,711	42,505	41,483
Provision for loan losses	1,371	1,415	700
Other income	8,910	6,745	5,995
Operating expenses	56,818	27,693	30,961
Net income	5,427	9,956	12,018
Diluted earnings per share	0.12	0.30	0.36
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	20.94	18.47	17.94
Tangible stockholders’ equity per common share (2)	13.51	13.58	13.07
Cash dividend per share	0.15	0.15	0.15
Stockholders’ equity to total assets	13.44%	11.11%	11.21%
Tangible stockholders’ equity to total tangible assets (2)	9.11	8.42	8.42
Return on average assets (3) (4)	0.32	0.73	0.94
Return on average stockholders’ equity (3) (4)	2.54	6.56	8.42
Return on average tangible stockholders’ equity (2) (3) (4)	3.80	8.89	11.50
Net interest rate spread	3.58	3.32	3.47
Net interest margin	3.70	3.42	3.56
Operating expenses to average assets (3) (4)	3.37	2.03	2.41
Efficiency ratio (4) (5)	87.92	56.23	65.21
Loan to deposit ratio	91.65	91.32	91.11
ASSET QUALITY:
Non-performing loans	$18,251	$20,865	$21,679
Non-performing assets	26,516	29,051	30,453
Allowance for loan losses as a percent of total loans receivable	0.31%	0.40%	0.42%
Allowance for loan losses as a percent of total non-performing loans	92.14	75.35	74.50
Non-performing loans as a percent of total loans receivable	0.34	0.52	0.56
Non-performing assets as a percent of total assets	0.35	0.54	0.59

(1)	With the exception of end of quarter ratios, all ratios are based on average daily balances.

(2)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(3)	Ratios are annualized.

(4)
Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $18.3 million, or $14.6 million, net of tax benefit, for the quarter ended March 31, 2018. Performance ratios include merger related expenses, branch consolidation expenses, and additional income tax expense related to the Tax Cuts and Jobs Act of $4.9 million, net of tax benefit, for the quarter ended December 31, 2017. Performance ratios include the adverse impact of merger related expenses, branch consolidation expenses, and acceleration of stock award expense due to the retirement of a director of $1.7 million, or $1.1 million, net of tax benefit, for the quarter ended March 31, 2017.

(5)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a community bank serving business and retail customers in New Jersey, and the metropolitan areas of New York and Philadelphia. The term “Company” refers to OceanFirst Financial Corp., OceanFirst Bank N.A. and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and the actions of regulatory agencies.

Interest-earning assets, both loans and securities, are generally priced against longer-term indices, while interest-bearing liabilities, primarily deposits and borrowings, are generally priced against shorter-term indices. The Company has attempted to mitigate the adverse impact of relatively low absolute levels of interest rates by focusing on commercial loan and core deposit growth.

Over the past two years the Company has grown significantly through acquisitions, acquiring Cape Bancorp, Inc. (“Cape”), Ocean Shore Holding Co. (“Ocean Shore”), and Sun Bancorp. Inc. (“Sun”) (the “Acquisition Transactions”). The Acquisition Transactions added $4.6 billion in assets and $3.7 billion in deposits. Additionally, effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company.
Highlights of the Company’s financial results and corporate activities for the three months ended March 31, 2018 were as follows:

On January 31, 2018, the Company completed its acquisition of Sun, which added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. The Company anticipates full integration of Sun’s branches and core operating systems in June 2018.

The Company’s net interest margin increased to 3.70%, as compared to 3.42% in the prior linked quarter, and 3.56% in the comparable prior year period.

The cost of deposits increased only one basis point from the prior linked quarter, to 0.33% and the loan to deposit ratio at March 31, 2018 was 91.7%.

Asset quality improved as non-performing loans decreased $2.6 million, to $18.3 million, from the prior linked quarter and non-performing loans as a percentage of total loans receivable decreased to 0.34%, from 0.52%.

Net income for the quarter ended March 31, 2018, was $5.4 million, or $0.12 per diluted share, as compared to $12.0 million, or $0.36 per diluted share, for the corresponding prior year period. Net income for the quarter ended March 31, 2018, included merger related and branch consolidation expenses which decreased net income, net of tax benefit, by $14.6 million. Net income for the quarter ended March 31, 2017 included merger related and branch consolidation expenses, and an accelerated stock award expense from a director retirement, of $1.1 million, net of tax benefit. Excluding these items, net income for the quarter ended March 31, 2018 increased over the same prior year period, primarily due to the acquisition of Sun and the successful integration during 2017 of Ocean Shore which was acquired on November 30, 2016.

Net interest income for the quarter ended March 31, 2018, increased to $55.7 million, as compared to $41.5 million for the same prior year period, reflecting an increase in interest-earning assets and a higher net interest margin, as a result of the acquisition of Sun.

For the quarter ended March 31, 2018, other income increased to $8.9 million, as compared to $6.0 million for the corresponding prior year period, including an additional $1.4 million relating to Sun. Operating expenses increased to $56.8 million for the quarter ended March 31, 2018, as compared to $31.0 million in the same prior year period. Operating expenses for the quarter ended March 31, 2018, included $18.3 million of merger related and branch consolidation expenses, as compared to $1.5 million in the same prior year period. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Sun acquisition, which added $8.0 million for the quarter ended March 31, 2018.

The Company remains well-capitalized with a tangible common equity ratio of 9.11% at March 31, 2018.

The Company declared a quarterly cash dividend on common stock. The dividend for the quarter ended March 31, 2018 of $0.15 per share will be paid on May 18, 2018 to stockholders of record on May 7, 2018.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following table sets forth certain information relating to the Company for the three months ended March 31, 2018 and March 31, 2017. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$100,236	$209	0.84%	$214,165	$409	0.77%
Securities (1)	1,056,774	6,030	2.31	703,712	3,863	2.23
Loans receivable, net (2)
Commercial	2,772,952	33,391	4.88	1,830,641	21,140	4.68
Residential	1,843,804	19,037	4.19	1,704,035	17,339	4.13
Home Equity	342,078	4,143	4.91	287,335	3,245	4.58
Other	1,458	27	7.51	1,248	18	5.85
Allowance for loan loss net of deferred loan fees	(10,285)	—	—	(12,123)	—	—
Loans Receivable, net	4,950,007	56,598	4.64	3,811,136	41,742	4.44
Total interest-earning assets	6,107,017	62,837	4.17	4,729,013	46,014	3.95
Non-interest-earning assets	735,676			482,058
Total assets	$6,842,693			$5,211,071
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,263,318	1,758	0.32%	$1,668,545	876	0.21%
Money market	525,933	550	0.42	445,186	311	0.28
Savings	825,044	195	0.10	674,721	130	0.08
Time deposits	820,834	1,961	0.97	640,269	1,464	0.93
Total	4,435,129	4,464	0.41	3,428,721	2,781	0.33
Securities sold under agreements to repurchase	78,931	40	0.21	76,351	27	0.14
FHLB Advances	322,120	1,513	1.90	250,339	1,070	1.73
Other borrowings	80,112	1,109	5.61	56,392	653	4.70
Total interest-bearing liabilities	4,916,292	7,126	0.59	3,811,803	4,531	0.48
Non-interest-bearing deposits	1,004,673			791,036
Non-interest-bearing liabilities	55,031			29,399
Total liabilities	5,975,996			4,632,238
Stockholders’ equity	866,697			578,833
Total liabilities and equity	$6,842,693			$5,211,071
Net interest income		$55,711			$41,483
Net interest rate spread (3)			3.58%			3.47%
Net interest margin (4)			3.70%			3.56%
Total cost of deposits (including non-interest-bearing deposits)			0.33%			0.27%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets increased by $2.079 billion, to $7.495 billion at March 31, 2018, from $5.416 billion at December 31, 2017, primarily as a result of the acquisition of Sun, which added $2.045 billion to total assets. Loans receivable, net, increased by $1.448 billion, to $5.414 billion at March 31, 2018 from $3.966 billion at December 31, 2017, due to acquired loans of $1.518 billion from the acquisition of Sun. As part of the acquisition of Sun, the Company’s goodwill balance increased to $337.5 million at March 31, 2018, from $150.5 million at December 31, 2017, and the core deposit intangible increased to $20.0 million, from $8.9 million at December 31, 2017.

Deposits increased by $1.565 billion, to $5.907 billion at March 31, 2018, from $4.343 billion at December 31, 2017, due to acquired deposits of $1.616 billion. The loan-to-deposit ratio at March 31, 2018 was 91.7%, as compared to 91.3% at December 31, 2017.

Stockholders’ equity increased to $1.007 billion at March 31, 2018, as compared to $601.9 million at December 31, 2017. The acquisition of Sun added $402.6 million to stockholders’ equity. At March 31, 2018, there were 1.8 million shares available for repurchase under the Company’s stock repurchase programs. For the quarter ended March 31, 2018, the Company did not repurchase any shares under these repurchase programs. Tangible stockholders’ equity per common share decreased to $13.51 at March 31, 2018, as compared to $13.58 at December 31, 2017.
Comparison of Operating Results for the Quarter Ended March 31, 2018 and March 31, 2017
General
On January 31, 2018, the Company completed its acquisition of Sun and its results of operations from February 1, 2018 to March 31, 2018 are included in the consolidated results for the quarter ended March 31, 2018, but are not included in the results of operations for the corresponding prior year periods.

Net income for the quarter ended March 31, 2018, was $5.4 million, or $0.12 per diluted share, as compared to $12.0 million, or $0.36 per diluted share, for the corresponding prior year period. Net income for the quarter ended March 31, 2018, included merger related and branch consolidation expenses which decreased net income, net of tax benefit, by $14.6 million. Net income for the quarter ended March 31, 2017 included merger related and branch consolidation expenses, and an accelerated stock award expense from a director retirement, of $1.1 million, net of tax benefit. Excluding these items, net income for the quarter ended March 31, 2018 increased over the same prior year period, primarily due to the acquisition of Sun and the successful integration during 2017 of Ocean Shore which was acquired on November 30, 2016.

Interest Income
Interest income for the quarter ended March 31, 2018 increased to $62.8 million, as compared to $46.0 million in the corresponding prior year period. Average interest-earning assets increased by $1.378 billion for the quarter ended March 31, 2018, as compared to the same prior year period. The average for the quarter ended March 31, 2018, was favorably impacted by $1.174 billion of interest-earning assets acquired from Sun. Average loans receivable, net, increased by $1.139 billion for the quarter ended March 31, 2018, as compared to the same prior year period. The increase attributable to the acquisition of Sun was $989.5 million. The yield on average interest-earning assets increased to 4.17% for the quarter ended March 31, 2018, from 3.95% in the same prior year period. The yields on average interest-earning assets benefited from the accretion of purchase accounting adjustments on the Sun acquisition of $2.3 million, representing 15 basis points, and, to a lesser extent, higher-yielding interest-earning assets acquired from Sun and the impact of Federal Reserve rate increases.
Interest Expense
Interest expense for the quarter ended March 31, 2018 was $7.1 million, as compared to $4.5 million in the corresponding prior year period. Average interest-bearing liabilities increased $1.104 billion for the quarter ended March 31, 2018, as compared to the same prior year period. For the quarter ended March 31, 2018, the cost of average interest-bearing liabilities increased to 0.59% from 0.48% in the corresponding prior year period. The total cost of deposits (including non-interest bearing deposits) was 0.33% for the quarter ended March 31, 2018, as compared to 0.27% for the quarter ended March 31, 2017.
Net Interest Income

Net interest income for the quarter ended March 31, 2018, increased to $55.7 million, as compared to $41.5 million for the same prior year period, reflecting an increase in interest-earning assets and a higher net interest margin. The net interest margin for the quarter ended March 31, 2018 increased to 3.70%, from 3.56%, for the same prior year period.

Provision for Loan Losses
For the quarter ended March 31, 2018, the provision for loan losses was $1.4 million, as compared to $700,000 for the corresponding prior year period. Net loan charge-offs were $275,000 for the quarter ended March 31, 2018, as compared to net loan recoveries of $268,000 in the corresponding prior year period. Non-performing loans totaled $18.3 million at March 31, 2018, as compared to $20.9 million at December 31, 2017. The decrease in non-performing loans from the prior linked quarter was primarily due to the sale of one commercial loan relationship.
Other Income
For the quarter ended March 31, 2018, other income increased to $8.9 million as compared to $6.0 million for the corresponding prior year period. The increase was partly due to the impact of the Sun acquisition, which added $1.4 million to other income for the quarter ended March 31, 2018, as compared to the same prior year period. Excluding the Sun acquisition, the remaining increase in other income for the quarter ended March 31, 2018, was primarily due to the gain on sale of loans of $613,000, mostly related to the sale of one non-performing commercial loan relationship, rental income of $460,000 received for January and February 2018 on the Company’s recently acquired administrative office building (the building was occupied by the former owner through February 2018), and the decrease in the net loss from other real estate operations of $321,000, as compared to the same prior year period.
Operating Expenses
Operating expenses increased to $56.8 million for the quarter ended March 31, 2018, as compared to $31.0 million in the same prior year period. Operating expenses for the quarter ended March 31, 2018, included $18.3 million of merger related and branch consolidation expenses, as compared to $1.5 million in the same prior year period. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Sun acquisition, which added $8.0 million for the quarter ended March 31, 2018. Excluding the Sun acquisition, the remaining increase in operating expenses over the prior year period was primarily due to increases in compensation and employee benefits expense as a result of higher incentive plan expense, and occupancy expense, partly due to the cost of snow removal.
Provision for Income Taxes
The provision for income taxes was $1.0 million for the quarter ended March 31, 2018, as compared to $3.8 million for the same prior year period. The effective tax rate was 15.6% for the quarter ended March 31, 2018, as compared to 24.0% for the same prior year period. The lower effective tax rate for the quarter ended March 31, 2018 resulted from the Tax Cuts and Jobs Act (“Tax Reform”) enacted during the fourth quarter of 2017 and the larger impact of tax-exempt income on the lower income before taxes.

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
At March 31, 2018, the Company had no outstanding overnight borrowings from the FHLB, compared to $30.0 million of outstanding overnight borrowings at December 31, 2017. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings totaled $341.6 million and $288.7 million, respectively, at March 31, 2018 and December 31, 2017.
The Company’s cash needs for the three months ended March 31, 2018 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, deposit growth, and increased borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities. The Company’s cash needs for the three months ended March 31, 2017 were primarily satisfied by principal payments on loans and mortgage-backed securities and deposit growth. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At March 31, 2018, outstanding undrawn lines of credit totaled $807.3 million and outstanding commitments to originate loans totaled $156.8 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $555.4 million at March 31, 2018. Based upon historical experience, management estimates that a significant portion of such time deposits will remain with the Company.
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
Under the Company’s common stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. For the three months ended March 31, 2018 and 2017, the Company did not repurchase any shares of common stock. At March 31, 2018, there were 1,754,804 shares available to be repurchased under the stock repurchase programs authorized in July of 2014 and April of 2017.
Cash dividends on common stock declared and paid during the first three months of 2018 were $7.1 million, as compared to $4.8 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the acquisition of Sun. On April 26, 2018, the Company’s Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend is payable on May 18, 2018 to stockholders of record at the close of business on May 7, 2018.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank N.A., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the three months ended March 31, 2018, the Company received a dividend payment of $8.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At March 31, 2018, OceanFirst Financial Corp. held $37.0 million in cash.
As of March 31, 2018 and December 31, 2017, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (in thousands):

	Actual			For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2018	Amount	Ratio		Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$712,729	10.98%	(1)	$259,558	4.000%		$324,448	5.00%
Common equity Tier 1 (to risk-weighted assets)	712,729	13.50		336,627	6.375	(2)	343,228	6.50
Tier 1 capital (to risk-weighted assets)	712,729	13.50		415,833	7.875	(2)	422,434	8.00
Total capital (to risk-weighted assets)	730,553	13.84		521,442	9.875	(2)	528,042	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$716,099	11.03%	(1)	$259,627	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	658,387	12.47		336,627	6.375	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	716,099	13.56		415,833	7.875	(2)	N/A	N/A
Total capital (to risk-weighted assets)	768,923	14.56		521,442	9.875	(2)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2017	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$459,031	8.75%	$209,760	4.000%		$262,200	5.00%
Common equity Tier 1 (to risk-weighted assets)	459,031	12.41	212,705	5.750	(3)	240,450	6.50
Tier 1 capital (to risk-weighted assets)	459,031	12.41	268,194	7.250	(3)	295,938	8.00
Total capital (to risk-weighted assets)	475,379	12.85	342,178	9.250	(3)	369,923	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$465,554	8.87%	$209,943	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	449,991	12.15	212,907	5.750	(3)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	465,554	12.57	268,448	7.250	(3)	N/A	N/A
Total capital (to risk-weighted assets)	516,902	13.96	342,502	9.250	(3)	N/A	N/A

(1)
Tier 1 capital ratios are calculated based on outstanding capital at the end of the quarter divided by average assets for the quarter. The March 31, 2018 Tier 1 capital ratios for the Bank and the Company based on total assets as of the end of the period are 9.98% and 10.03%, respectively.

(2)	Includes the Capital Conservation Buffer of 1.875%.

(3)	Includes the Capital Conservation Buffer of 1.25%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At March 31, 2018, the Company maintained tangible common equity of $650.0 million, for a tangible common equity to assets ratio of 9.11%. At December 31, 2017, the Company maintained tangible common equity of $442.6 million, for a tangible common equity to assets ratio of 8.42%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At March 31, 2018 and December 31, 2017, the reserve for repurchased loans and loss sharing obligations amounted to $1.5 million and $463,000, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2018 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$523,468	$157,106	$192,576	$74,914	$98,872
Commitments to Fund Undrawn Lines of Credit
Commercial	431,108	431,108	—	—	—
Consumer/Construction	376,221	376,221	—	—	—
Commitments to Originate Loans	156,833	156,833	—	—	—
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

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$1,717	$503
Commercial real estate – owner occupied	862	5,962
Commercial real estate – investor	7,994	8,281
Residential mortgage	5,686	4,190
Home equity loans and lines	1,992	1,929
Total non-performing loans	18,251	20,865
Other real estate owned	8,265	8,186
Total non-performing assets	$26,516	$29,051
Purchased credit impaired loans (“PCI”)	$14,352	$1,712
Delinquent loans 30-89 days (1)	$35,431	$20,796
Allowance for loan losses as a percent of total loans receivable (2)	0.31%	0.40%
Allowance for loan losses as a percent of total non-performing loans (2)	92.14	75.35
Non-performing loans as a percent of total loans receivable	0.34	0.52
Non-performing assets as a percent of total assets	0.35	0.54

(1)
One commercial loan relationship, for $15.0 million, was in the process of renewal at March 31, 2018. Subsequent to quarter-end, the renewal process was completed and the loan returned to current status.

(2)
The loans acquired from Sun, Ocean Shore, Cape, and Colonial American Bank were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for loan losses, was $40,717 and $17,531 at March 31, 2018 and December 31, 2017, respectively.

The Company’s non-performing loans totaled $18.3 million at March 31, 2018, as compared to $20.9 million at December 31, 2017. Included in the non-performing loans total was $4.3 million and $8.8 million of troubled debt restructured (“TDR”) loans at March 31, 2018 and December 31, 2017, respectively. The decrease in non-performing loans was primarily due to the sale of one commercial loan relationship. Non-performing loans do not include $14.4 million of PCI loans acquired in the Acquisition Transactions and the Colonial American Bank (“Colonial American”) acquisition. At March 31, 2018, the allowance for loan losses totaled $16.8 million, or 0.31% of total loans, as compared to $15.7 million, or 0.40% of total loans at December 31, 2017. These ratios exclude existing fair value credit marks on acquired loans of $40.7 million and $17.5 million, respectively, at March 31, 2018 and December 31, 2017. These loans were acquired at fair value with no related allowances for loan losses. Other real estate owned includes $6.5 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	March 31, 2018	December 31, 2017
Special Mention	$28,080	$25,489
Substandard	54,220	60,661

Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for loan losses and judgments regarding securities are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines and the Bank’s ability to successfully integrate acquired operations. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2017 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2018, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2018, the Company’s one-year gap was positive 6.05% as compared to positive 4.62% at December 31, 2017. These results were within the approved policy guidelines.

At March 31, 2018	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$68,034	$3,189	$495	$—	$—	$71,718
Debt investment securities	66,377	56,691	101,250	48,763	62,572	335,653
Debt mortgage-backed securities	73,316	89,788	186,973	159,357	232,873	742,307
Equity investments	—	—	—	—	9,565	9,565
Restricted equity investments	—	—	—	—	50,418	50,418
Loans receivable (2)	1,130,410	902,975	1,527,484	904,644	959,499	5,425,012
Total interest-earning assets	1,338,137	1,052,643	1,816,202	1,112,764	1,314,927	6,634,673
Interest-bearing liabilities:
Interest-bearing checking accounts	773,268	206,119	346,074	219,177	786,044	2,330,682
Money market deposit accounts	105,522	83,477	108,493	74,554	241,137	613,183
Savings accounts	72,190	128,049	184,390	125,718	406,941	917,288
Time deposits	124,624	279,502	284,390	173,592	66,975	929,083
FHLB advances	40,000	34,618	192,429	74,599	—	341,646
Securities sold under agreements to repurchase and other borrowings	141,992	—	—	39,830	—	181,822
Total interest-bearing liabilities	1,257,596	731,765	1,115,776	707,470	1,501,097	5,313,704
Interest sensitivity gap (3)	$80,541	$320,878	$700,426	$405,294	$(186,170)	$1,320,969
Cumulative interest sensitivity gap	$80,541	$401,419	$1,101,845	$1,507,139	$1,320,969	$1,320,969
Cumulative interest sensitivity gap as a percent of total interest-earning assets	1.21%	6.05%	16.61%	22.72%	19.91%	19.91%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2018 and December 31, 2017. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2017 Form 10-K.

	March 31, 2018					December 31, 2017
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,115,918	(2.0)%	16.7%	$238,677	(0.5)%	$844,117	5.0%	16.8%	$169,653	(2.3)%
200	1,142,360	0.3	16.6	239,922	—	850,511	5.8	16.5	171,758	(1.1)
100	1,151,572	1.1	16.3	240,389	0.2	838,066	4.3	15.9	173,119	(0.3)
Static	1,139,129	—	15.8	239,922	—	803,722	—	14.9	173,590	—
(100)	1,098,821	(3.5)	14.9	236,396	(1.5)	737,232	(8.3)	13.3	170,383	(1.8)
The change in interest rate sensitivity at March 31, 2018, as compared to December 31, 2017, is primarily due to the addition of Sun.

Item 4.    Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$119,364	$109,613
Debt securities available-for-sale, at estimated fair value	86,114	81,581
Debt securities held-to-maturity, net (estimated fair value of $971,399 at March 31, 2018 and $761,660 at December 31, 2017)	982,857	764,062
Equity investments, at estimated fair value	9,565	8,700
Restricted equity investments, at cost	50,418	19,724
Loans receivable, net	5,413,780	3,965,773
Loans held-for-sale	167	241
Interest and dividends receivable	19,422	14,254
Other real estate owned	8,265	8,186
Premises and equipment, net	121,835	101,776
Bank Owned Life Insurance	218,673	134,847
Deferred tax asset	60,136	1,922
Assets held for sale	3,147	4,046
Other assets	43,687	41,895
Core deposit intangible	19,950	8,885
Goodwill	337,519	150,501
Total assets	$7,494,899	$5,416,006
Liabilities and Stockholders’ Equity
Deposits	$5,907,336	$4,342,798
Federal Home Loan Bank advances	341,646	288,691
Securities sold under agreements to repurchase with retail customers	82,463	79,668
Other borrowings	99,359	56,519
Advances by borrowers for taxes and insurance	11,974	11,156
Other liabilities	44,661	35,233
Total liabilities	6,487,439	4,814,065
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 48,105,623 shares issued and 48,105,623 and 32,596,893 shares outstanding at March 31, 2018 and December 31, 2017, respectively	481	336
Additional paid-in capital	745,480	354,377
Retained earnings	268,994	271,023
Accumulated other comprehensive loss	(5,306)	(5,349)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(2,189)	(2,479)
Treasury stock, 0 and 969,879 shares at March 31, 2018 and December 31, 2017, respectively	—	(15,967)
Common stock acquired by Deferred Compensation Plan	(84)	(84)
Deferred Compensation Plan Liability	84	84
Total stockholders’ equity	1,007,460	601,941
Total liabilities and stockholders’ equity	$7,494,899	$5,416,006

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Interest income:
Loans	$56,598	$41,742
Mortgage-backed securities	3,685	2,660
Debt securities, equity investments and other	2,554	1,612
Total interest income	62,837	46,014
Interest expense:
Deposits	4,464	2,781
Borrowed funds	2,662	1,750
Total interest expense	7,126	4,531
Net interest income	55,711	41,483
Provision for loan losses	1,371	700
Net interest income after provision for loan losses	54,340	40,783
Other income:
Bankcard services revenue	1,919	1,579
Wealth management revenue	553	516
Fees and service charges	4,674	3,807
Net gain on sales of loans	617	42
Net unrealized loss on equity investments	(138)	—
Net loss from other real estate operations	(412)	(733)
Income from Bank Owned Life Insurance	1,141	772
Other	556	12
Total other income	8,910	5,995
Operating expenses:
Compensation and employee benefits	21,251	16,138
Occupancy	4,567	2,767
Equipment	1,903	1,698
Marketing	561	740
Federal deposit insurance	930	661
Data processing	3,176	2,396
Check card processing	989	953
Professional fees	1,283	960
Other operating expense	3,016	2,644
Amortization of core deposit intangible	832	524
Branch consolidation (income) expense	(176)	33
Merger related expenses	18,486	1,447
Total operating expenses	56,818	30,961
Income before provision for income taxes	6,432	15,817
Provision for income taxes	1,005	3,799
Net income	$5,427	$12,018
Basic earnings per share	$0.12	$0.38
Diluted earnings per share	$0.12	$0.36
Average basic shares outstanding	43,880	31,901
Average diluted shares outstanding	44,846	33,090

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$5,427	$12,018
Other comprehensive income:
Unrealized (loss) gain on debt securities (net of tax benefit of $85 and tax expense of $43 in 2018 and 2017, respectively)	(321)	62
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $57 and $116 in 2018 and 2017, respectively)	216	168
Reclassification adjustment for gains included in net income (net of tax expense of $1 in 2018)	1	—
Total comprehensive income	$5,323	$12,248
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2016	$—	$336	$364,433	$238,192	$(5,749)	$(2,761)	$(22,548)	$(313)	$313	$571,903
Net income	—	—	—	12,018	—	—	—	—	—	12,018
Other comprehensive income, net of tax	—	—	—	—	230	—	—	—	—	230
Stock awards	—	—	730	—	—	—	—	—	—	730
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(1,892)	892	—	—	1,000	—	—	—
Allocation of ESOP stock	—	—	174	—	—	71	—	—	—	245
Cash dividend $0.15 per share	—	—	—	(4,787)	—	—	—	—	—	(4,787)
Exercise of stock options	—	—	—	(1,399)	—	—	3,603	—	—	2,204
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—
Balance at March 31, 2017	$—	$336	$352,316	$256,045	$(5,519)	$(2,690)	$(17,945)	$(316)	$316	$582,543
Balance at December 31, 2017	$—	$336	$354,377	$271,023	$(5,349)	$(2,479)	$(15,967)	$(84)	$84	$601,941
Net income	—	—	—	5,427	—	—	—	—	—	5,427
Other comprehensive income, net of tax	—	—	—	—	(104)	—	—	—	—	(104)
Stock awards	—	2	806	—	—	—	—	—	—	808
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	—	(147)	147	—	—	—	—	—
Allocation of ESOP stock	—	—	193	—	—	290	—	—	—	483
Cash dividend $0.15 per share	—	—	—	(7,105)	—	—	—	—	—	(7,105)
Exercise of stock options	—	2	3,456	(204)	—	—	202	—	—	3,456
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	—	—	402,554
Balance at March 31, 2018	$—	$481	$745,480	$268,994	$(5,306)	$(2,189)	$—	$(84)	$84	$1,007,460
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$5,427	$12,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,267	1,527
Allocation of ESOP stock	483	245
Stock awards	808	730
Net excess tax benefit on stock compensation	(125)	(3,916)
Amortization of servicing asset	57	25
Net premium amortization in excess of discount accretion on securities	1,101	468
Net amortization of deferred costs and discounts on borrowings	65	32
Amortization of core deposit intangible	832	524
Net accretion of purchase accounting adjustments	(3,865)	(2,169)
Net amortization of deferred costs and discounts on loans	31	30
Provision for loan losses	1,371	700
Net loss on sale of other real estate owned	56	366
Write down of fixed assets held for sale to net realizable value	4	—
Net (gain) loss on sale of fixed assets	(27)	7
Net unrealized loss on equity securities	138	—
Net gain on sales of loans	(617)	(42)
Proceeds from sales of mortgage loans held for sale	247	1,949
Mortgage loans originated for sale	(170)	(639)
Increase in value of Bank Owned Life Insurance	(1,141)	(772)
Decrease (increase) in interest and dividends receivable	453	(269)
Decrease in other assets	3,758	2,691
Decrease in other liabilities	(3,454)	(1,552)
Total adjustments	2,272	(65)
Net cash provided by operating activities	7,699	11,953
Cash flows from investing activities:
Net decrease (increase) in loans receivable	67,880	(16,292)
Proceeds from sale of under performing loans	4,294	—
Purchase of loans receivable	—	(5,029)
Purchase of debt securities available-for-sale	(980)	(34,770)
Purchase of debt investment securities held-to-maturity	(2,667)	(42,497)
Purchase of equity investments	(42)	—
Purchase of mortgage-backed debt securities held-to-maturity	—	(79,984)
Proceeds from maturities and calls of investment debt securities held-to-maturity	3,715	1,375
Proceeds from sales of debt securities available-for-sale	1,137	—
Principal repayments on mortgage-backed debt securities held-to-maturity	25,797	23,696
Principal repayments on investment debt securities held-to-maturity	1,835	—
Proceeds from Bank Owned Life Insurance	2,553	155
Proceeds from the redemption of restricted equity investments	23,092	60
Purchases of restricted equity investments	(36,968)	—
Proceeds from sales of other real estate owned	238	868
Purchases of premises and equipment	(1,926)	(961)
Cash consideration paid for acquisition, net of cash received	(3,743)	—
Net cash provided by (used in) investing activities	84,215	(153,379)

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(51,139)	$11,204
(Decrease) increase in short-term borrowings	(27,205)	7,271
Repayments of Federal Home Loan Bank advances	(521)	(477)
Increase in advances by borrowers for taxes and insurance	818	846
Exercise of stock options	3,456	2,204
Payment of employee taxes withheld from stock awards	(467)	(956)
Dividends paid	(7,105)	(4,787)
Net cash (used in) provided by financing activities	(82,163)	15,305
Net increase (decrease) in cash and due from banks	9,751	(126,121)
Cash and due from banks at beginning of period	109,613	301,373
Cash and due from banks at end of period	$119,364	$175,252
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,920	$5,266
Income taxes	—	2
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	273	293
Net loan charge-offs	(275)	268
Transfer of loans receivable to other real estate owned	373	318
Acquisition:
Non-cash assets acquired:
Securities	$254,522	$—
Restricted equity investments	16,967	—
Loans	1,517,947	—
Premises and equipment	20,301	—
Accrued interest receivable	5,621	—
Bank Owned Life Insurance	85,238	—
Deferred tax asset	58,352	—
Other assets	5,262	—
Goodwill and other intangible assets, net	198,915	—
Total non-cash assets acquired	$2,163,125	$—
Liabilities assumed:
Deposits	$1,616,073	$—
Borrowings	127,747	—
Other liabilities	13,007	—
Total liabilities assumed	$1,756,827	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC, Hooper Holdings, LLC., TRREO Holdings LLC, Casaba Real Estate Holdings Corporation, Cohensey Bridge, L.L.C., and Prosperis Financial, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts previously reported have been reclassified to conform to the current year’s presentation.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for all of 2018. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Note 2. Business Combinations
On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”), which after purchase accounting adjustments added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. Total consideration paid for Sun was $474.9 million, including cash consideration of $72.4 million. Sun was merged with and into the Company on the date of acquisition.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Sun, net of total consideration paid (in thousands):

	At January 31, 2018
	Sun Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$474,930
Assets acquired:
Cash and cash equivalents	$68,632	$—	$68,632
Securities	254,522	—	254,522
Loans	1,541,868	(23,921)	1,517,947
Accrued interest receivable	5,621	—	5,621
Bank Owned Life Insurance	85,238	—	85,238
Deferred tax asset	55,710	2,642	58,352
Other assets	49,561	(7,031)	42,530
Core deposit intangible	—	11,897	11,897
Total assets acquired	2,061,152	(16,413)	2,044,739
Liabilities assumed:
Deposits	(1,614,910)	(1,163)	(1,616,073)
Borrowings	(142,567)	14,820	(127,747)
Other liabilities	(14,372)	1,365	(13,007)
Total liabilities assumed	(1,771,849)	15,022	(1,756,827)
Net assets acquired	$289,303	$(1,391)	$287,912
Goodwill recorded in the merger			$187,018
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Sun operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2018) through March 31, 2018. In addition, the table provides unaudited condensed pro forma financial information assuming the Sun acquisition had been completed as of January 1, 2018 for the three months ended March 31, 2018 and as of January 1, 2017 for the three months ended March 31, 2017. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Sun’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(in thousands)	Sun Actual from February 1, 2018 to March 31, 2018	Pro forma Three Months Ended March 31, 2018	Pro forma Three Months Ended March 31, 2017
Net interest income	$12,976	$62,190	$59,773
Provision for loan losses	221	1,371	700
Non-interest income	1,409	9,725	9,426
Non-interest expense	7,994	74,101	47,180
Net income	$4,874	$(3,998)	$16,104
Fully diluted earnings per share		$(0.08)	$0.33

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Sun acquisition were as follows. Refer to Note 8, Fair Value Measurements, for a discussion of the fair value hierarchy.
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
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Sun operated twenty-one properties subject to lease agreements.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $11.9 million for the acquisition of Sun, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding	44,227	32,318
Less: Unallocated ESOP shares	(290)	(323)
Unallocated incentive award shares and shares held by deferred compensation plan	(57)	(94)
Average basic shares outstanding	43,880	31,901
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	966	1,189
Average diluted shares outstanding	44,846	33,090
For the three months ended March 31, 2018 and 2017, antidilutive stock options of 656,000 and 335,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity at March 31, 2018, and December 31, 2017, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2018
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$85,861	$—	$(1,261)	$84,600
Mortgage-backed securities - FNMA	1,517	—	(3)	1,514
Total debt securities available-for-sale	$87,378	$—	$(1,264)	$86,114
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	$14,970	$—	$(154)	$14,816
State and municipal obligations	149,055	2	(2,636)	146,421
Corporate debt securities	85,767	650	(3,877)	82,540
Total investment securities	249,792	652	(6,667)	243,777
Mortgage-backed securities:
FHLMC	277,110	73	(5,789)	271,394
FNMA	317,419	1,028	(6,679)	311,768
GNMA	141,218	153	(1,952)	139,419
SBA	5,043	—	(2)	5,041
Total mortgage-backed securities	740,790	1,254	(14,422)	727,622
Total debt securities held-to-maturity	$990,582	$1,906	$(21,089)	$971,399
Total debt securities	$1,077,960	$1,906	$(22,353)	$1,057,513
At December 31, 2017
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$82,378	$—	$(797)	$81,581
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	$14,968	$—	$(65)	$14,903
State and municipal obligations	149,958	219	(1,475)	148,702
Corporate debt securities	76,024	312	(3,962)	72,374
Total investment securities	240,950	531	(5,502)	235,979
Mortgage-backed securities:
FHLMC	186,921	151	(2,937)	184,135
FNMA	263,103	1,193	(3,000)	261,296
GNMA	75,243	64	(928)	74,379
SBA	5,843	28	—	5,871
Total mortgage-backed securities	531,110	1,436	(6,865)	525,681
Total debt securities held-to-maturity	$772,060	$1,967	$(12,367)	$761,660
Total debt securities	$854,438	$1,967	$(13,164)	$843,241

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at March 31, 2018, and December 31, 2017, is as follows (in thousands):

	March 31, 2018	December 31, 2017
Amortized cost	$990,582	$772,060
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	5,622	5,349
Carrying value	$982,857	$764,062
Realized gains were $2,000 for the three months ended March 31, 2018 and there were no realized gains or losses on the sale of securities for the three months ended March 31, 2017.
The amortized cost and estimated fair value of investment securities at March 31, 2018 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2018, corporate debt with an amortized cost of $59.9 million and estimated fair value of $56.3 million were callable prior to the maturity date.

March 31, 2018	Amortized Cost	Estimated Fair Value
Less than one year	$56,691	$56,586
Due after one year through five years	152,009	149,604
Due after five years through ten years	91,202	87,763
Due after ten years	35,751	34,424
	$335,653	$328,377
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $641.3 million and $466.4 million, at March 31, 2018 and December 31, 2017, respectively. The estimated fair value of securities pledged as collateral for reverse repurchase agreements amounted to $85.7 million and $58.0 million at March 31, 2018 and December 31, 2017, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at March 31, 2018 and December 31, 2017, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At March 31, 2018
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$62,502	$(853)	$22,098	$(408)	$84,600	$(1,261)
Mortgage-backed securities - FNMA	1,514	(3)	—	—	1,514	(3)
Total debt securities available-for-sale	64,016	(856)	22,098	(408)	86,114	(1,264)
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	14,816	(154)	—	—	14,816	(154)
State and municipal obligations	120,101	(2,083)	13,547	(553)	133,648	(2,636)
Corporate debt securities	7,414	(95)	55,252	(3,782)	62,666	(3,877)
Total investment securities	142,331	(2,332)	68,799	(4,335)	211,130	(6,667)
Mortgage-backed securities:
FHLMC	202,453	(2,921)	64,716	(2,868)	267,169	(5,789)
FNMA	199,147	(3,877)	61,253	(2,802)	260,400	(6,679)
GNMA	66,529	(849)	43,190	(1,103)	109,719	(1,952)
SBA	5,041	(2)	—	—	5,041	(2)
Total mortgage-backed securities	473,170	(7,649)	169,159	(6,773)	642,329	(14,422)
Total debt securities held-to-maturity	615,501	(9,981)	237,958	(11,108)	853,459	(21,089)
Total debt securities	$679,517	$(10,837)	$260,056	$(11,516)	$939,573	$(22,353)

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$69,375	$(496)	$12,206	$(301)	$81,581	$(797)
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	14,903	(65)	—	—	14,903	(65)
State and municipal obligations	104,883	(1,153)	14,363	(322)	119,246	(1,475)
Corporate debt securities	4,035	(30)	56,106	(3,932)	60,141	(3,962)
Total investment securities	123,821	(1,248)	70,469	(4,254)	194,290	(5,502)
Mortgage-backed securities:
FHLMC	98,138	(781)	68,238	(2,156)	166,376	(2,937)
FNMA	132,982	(1,058)	65,060	(1,942)	198,042	(3,000)
GNMA	26,105	(223)	45,281	(705)	71,386	(928)
Total mortgage-backed securities	257,225	(2,062)	178,579	(4,803)	435,804	(6,865)
Total debt securities held-to-maturity	381,046	(3,310)	249,048	(9,057)	630,094	(12,367)
Total debt securities	$450,421	$(3,806)	$261,254	$(9,358)	$711,675	$(13,164)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At March 31, 2018, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
BankAmerica Capital	$15,000	$14,044	Baa3/BBB-
Chase Capital	10,000	9,250	Baa2/BBB-
Wells Fargo Capital	5,000	4,725	A1/BBB
Huntington Capital	5,000	4,525	Baa2/BB
Keycorp Capital	5,000	4,663	Baa2/BB+
PNC Capital	5,000	4,700	Baa1/BBB-
State Street Capital	5,000	4,734	A3/BBB
SunTrust Capital	5,000	4,642	Not Rated/BB+
Southern Company	1,521	1,487	Baa2/BBB+
AT&T Inc.	1,513	1,483	Baa1/BBB+
State Street Corporation	1,000	999	A1/A
	$59,034	$55,252

At March 31, 2018, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at March 31, 2018. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”) corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at March 31, 2018.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Commercial:
Commercial and industrial	$369,840	$187,645
Commercial real estate – owner occupied	762,641	569,497
Commercial real estate – investor	2,025,551	1,186,302
Total commercial	3,158,032	1,943,444
Consumer:
Residential mortgage	1,880,287	1,748,590
Home equity loans and lines	371,340	281,143
Other consumer	834	1,225
Total consumer	2,252,461	2,030,958
	5,410,493	3,974,402
Purchased credit impaired (“PCI”) loans	14,352	1,712
Total Loans	5,424,845	3,976,114
Deferred origination costs, net	5,752	5,380
Allowance for loan losses	(16,817)	(15,721)
Total loans, net	$5,413,780	$3,965,773

At March 31, 2018 and December 31, 2017, loans in the amount of $18.3 million and $20.9 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. At March 31, 2018, there were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
The recorded investment in mortgage and consumer loans collateralized by residential real estate, which are in the process of foreclosure, amounted to $1.2 million at March 31, 2018. The amount of foreclosed residential real estate property held by the Company was $941,000 at March 31, 2018.
The Company defines an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At March 31, 2018, the impaired loan portfolio totaled $44.1 million for which there was a specific allocation in the allowance for loan losses of $1.6 million. At December 31, 2017, the impaired loan portfolio totaled $47.0 million for which there was no specific allocation in the allowance for loan losses. The average balance of impaired loans for the three months ended March 31, 2018 and 2017 was $45.5 million and $33.2 million, respectively.
An analysis of the allowance for loan losses for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$15,721	$15,183
Provision charged to operations	1,371	700
Charge-offs	(533)	(205)
Recoveries	258	473
Balance at end of period	$16,817	$16,151

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2018 and 2017 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	Residential Real Estate	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Consumer	Commercial and Industrial	Unallocated	Total
For the three months ended March 31, 2018
Allowance for loan losses:
Balance at beginning of period	$1,804	$3,175	$7,952	$614	$1,801	$375	$15,721
Provision (benefit) charged to operations	493	(307)	879	(1)	470	(163)	1,371
Charge-offs	(244)	—	(123)	(122)	(44)	—	(533)
Recoveries	85	3	130	16	24	—	258
Balance at end of period	$2,138	$2,871	$8,838	$507	$2,251	$212	$16,817
For the three months ended March 31, 2017
Allowance for loan losses:
Balance at beginning of period	$2,245	$2,999	$6,361	$1,110	$2,037	$431	$15,183
Provision (benefit) charged to operations	(627)	390	993	20	(201)	125	700
Charge-offs	(49)	(50)	—	(18)	(88)	—	(205)
Recoveries	—	110	7	24	332	—	473
Balance at end of period	$1,569	$3,449	$7,361	$1,136	$2,080	$556	$16,151
March 31, 2018
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$930	$—	$675	$—	$1,605
Collectively evaluated for impairment	2,138	2,871	7,908	507	1,576	212	15,212
Total ending allowance balance	$2,138	$2,871	$8,838	$507	$2,251	$212	$16,817
Loans:
Loans individually evaluated for impairment	$11,406	$9,811	$18,085	$2,489	$2,269	$—	$44,060
Loans collectively evaluated for impairment	1,868,881	752,830	2,007,466	369,685	367,571	—	5,366,433
Total ending loan balance	$1,880,287	$762,641	$2,025,551	$372,174	$369,840	$—	$5,410,493
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,804	3,175	7,952	614	1,801	375	15,721
Total ending allowance balance	$1,804	$3,175	$7,952	$614	$1,801	$375	$15,721
Loans:
Loans individually evaluated for impairment	$10,605	$15,132	$17,923	$2,464	$864	$—	$46,988
Loans collectively evaluated for impairment	1,737,985	554,365	1,168,379	279,904	186,781	—	3,927,414
Total ending loan balance	$1,748,590	$569,497	$1,186,302	$282,368	$187,645	$—	$3,974,402

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of impaired loans at March 31, 2018, and December 31, 2017, is as follows, excluding PCI loans (in thousands):

	March 31, 2018	December 31, 2017
Impaired loans with no allocated allowance for loan losses	$39,235	$46,988
Impaired loans with allocated allowance for loan losses	4,825	—
	$44,060	$46,988
Amount of the allowance for loan losses allocated	$1,605	$—
At March 31, 2018, impaired loans included troubled debt restructured (“TDR”) loans of $38.1 million, of which $33.8 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2017, impaired loans included TDR loans of $42.1 million, of which $33.3 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.
The summary of loans individually evaluated for impairment by loan portfolio segment as of March 31, 2018, and December 31, 2017 and for the three months ended March 31, 2018 and 2017, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of March 31, 2018
With no related allowance recorded:
Residential real estate	$11,820	$11,406	$—
Commercial real estate – owner occupied	9,920	9,811	—
Commercial real estate – investor	15,669	14,732	—
Consumer	2,970	2,489	—
Commercial and industrial	807	797	—
	$41,186	$39,235	$—
With an allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	3,857	3,353	930
Consumer	—	—	—
Commercial and industrial	1,472	1,472	675
	$5,329	$4,825	$1,605
As of December 31, 2017
With no related allowance recorded:
Residential real estate	$10,951	$10,605	$—
Commercial real estate – owner occupied	15,832	15,132	—
Commercial real estate – investor	19,457	17,923	—
Consumer	2,941	2,464	—
Commercial and industrial	895	864	—
	$50,076	$46,988	$—
With an allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Consumer	—	—	—
Commercial and industrial	—	—	—
	$—	$—	$—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$11,006	$125	$9,227	$86
Commercial real estate – owner occupied	12,471	115	10,943	161
Commercial real estate – investor	16,328	154	2,340	26
Consumer	2,477	37	2,242	28
Commercial and industrial	830	16	268	5
	$43,112	$447	$25,020	$306
With an allowance recorded:
Residential real estate	$—	$—	$3,962	$62
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	1,677	—	3,914	55
Consumer	—	—	297	6
Commercial and industrial	736	—	—	—
	$2,413	$—	$8,173	$123

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of March 31, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	March 31, 2018	December 31, 2017
Residential real estate	$5,686	$4,190
Commercial real estate – owner occupied	862	5,962
Commercial real estate – investor	7,994	8,281
Consumer	1,992	1,929
Commercial and industrial	1,717	503
	$18,251	$20,865

The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2018
Residential real estate	$11,766	$3,142	$1,863	$16,771	$1,863,516	$1,880,287
Commercial real estate – owner occupied	17,634	—	292	17,926	744,715	762,641
Commercial real estate – investor	4,503	403	4,352	9,258	2,016,293	2,025,551
Consumer	1,794	570	1,678	4,042	368,132	372,174
Commercial and industrial	214	—	1,485	1,699	368,141	369,840
	$35,911	$4,115	$9,670	$49,696	$5,360,797	$5,410,493
December 31, 2017
Residential real estate	$13,197	$2,351	$3,372	$18,920	$1,729,670	$1,748,590
Commercial real estate – owner occupied	222	—	5,402	5,624	563,873	569,497
Commercial real estate – investor	135	1,426	4,507	6,068	1,180,234	1,186,302
Consumer	1,067	310	1,687	3,064	279,304	282,368
Commercial and industrial	2,694	36	503	3,233	184,412	187,645
	$17,315	$4,123	$15,471	$36,909	$3,937,493	$3,974,402

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
As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands) is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018
Commercial real estate – owner occupied	$744,157	$3,150	$15,334	$—	$762,641
Commercial real estate – investor	1,984,332	17,216	23,073	930	2,025,551
Commercial and industrial	363,257	3,849	2,059	675	369,840
	$3,091,746	$24,215	$40,466	$1,605	$3,158,032
December 31, 2017
Commercial real estate – owner occupied	$546,569	$4,337	$18,591	$—	$569,497
Commercial real estate – investor	1,146,630	14,644	25,028	—	1,186,302
Commercial and industrial	181,438	3,153	3,054	—	187,645
	$1,874,637	$22,134	$46,673	$—	$1,943,444
For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	Residential	Consumer
March 31, 2018
Performing	$1,874,601	$370,182
Non-performing	5,686	1,992
	$1,880,287	$372,174
December 31, 2017
Performing	$1,744,400	$280,439
Non-performing	4,190	1,929
	$1,748,590	$282,368
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at March 31, 2018, and December 31, 2017, were $4.3 million and $8.8 million, respectively, of troubled debt restructurings. At March 31, 2018 and December 31, 2017, the Company had no specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at March 31, 2018, and December 31, 2017, which totaled $33.8 million and $33.3 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2018 and 2017, and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2018 and 2017, (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2018
Troubled Debt Restructurings:
Residential real estate	2	$257	$270
Commercial real estate – investor	1	179	180
Commercial and industrial	1	237	243

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2017
Troubled Debt Restructurings:
Residential real estate	2	$368	$341
Commercial real estate - owner occupied	2	1,643	1,643
Commercial real estate – investor	1	626	773

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	1	$188

As part of the Sun acquisition, PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Sun at January 31, 2018 (in thousands):

Contractually required principal and interest	$22,556
Contractual cash flows not expected to be collected (non-accretable discount)	(6,115)
Expected cash flows to be collected at acquisition	16,441
Interest component of expected cash flows (accretable yield)	(3,535)
Fair value of acquired loans	$12,906

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the changes in accretable yield for PCI loans during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Beginning balance	$161	$749
Acquisition	3,535	—
Accretion	(222)	(162)
Reclassification from non-accretable difference	18	106
Ending balance	$3,492	$693
Note 6. Deposits
The major types of deposits at March 31, 2018 and December 31, 2017 were as follows (in thousands):

Type of Account	March 31, 2018	December 31, 2017
Non-interest-bearing	$1,117,100	$756,513
Interest-bearing checking	2,330,682	1,954,358
Money market deposit	613,183	363,656
Savings	917,288	661,167
Time deposits	929,083	607,104
Total deposits	$5,907,336	$4,342,798
Included in time deposits at March 31, 2018 and December 31, 2017, is $119.9 million and $84.9 million, respectively, in deposits of $250,000 and over.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and subsequent related Updates modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance.  The Updates also require new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The amendments in this update were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, “ASC 606”).
The majority of the Company’s revenues are not subject to ASC 606, including revenue generated from financial instruments, such as interest and dividend income, including loans and securities, as these activities are subject to other U.S. Generally Accepted Accounting Principles (“GAAP”). Revenue generating activities that are within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Descriptions of revenue generating activities that are within the scope of ASC 606, which are presented in the Consolidated Statements of Income as components of other income are as follows:

•
Bankcard services revenue - The Company generates other non-interest income from Bankcard services, which includes interchange revenue and merchant services revenue. The calculation of the revenue collected is based on customer transactions, which do not have a fixed duration. When there is a transaction, the performance obligation is fulfilled. The Company recognizes revenue per underlying transaction and recognizes the revenue when the performance obligation is satisfied at a point in time.

•
Wealth management revenue - The Company provides customers with sound financial solutions and comprehensive wealth management products. Wealth management accounts earn minimum annual fees and may earn additional fees and service charges. Fees and service charges from wealth management accounts may include numerous fees such as Bill Pay fees, extraordinary service fees, unique asset fees, and transaction fees. The Company will recognize the fee when received because the Company provided the service to its customer at that time, and has no future performance obligation. Therefore, each month the Company will accrue and recognize the monthly portion of the minimum annual fee as a result of providing advisory services. If a customer utilizes additional services such as a wire transfer or bill pay, or any other advisory service outlined in their respective agreements, the Company will recognize revenue at that time, since there are no future performance obligations during the existing contract.

•
Fees and service charges - The Company has multiple types of deposit accounts that may earn fees and service charges. Fees and service charges from deposit accounts represent general service fees for monthly account maintenance and activity-or-transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is satisfied, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are typically received at the time the performance obligations are satisfied.

The Company adopted the ASU using the modified retrospective method as of January 1, 2018. The adoption of this ASU did not result in a change to the accounting for any of the in-scope revenue streams; as such no cumulative effect adjustment was recorded on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective in developing this new ASU is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information. The update requires equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a quantitative assessment to identify impairment. The amendment eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Financial assets and financial liabilities are to be presented separately by measurement category and the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated with other deferred tax assets. The amendments in this update were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU in its entirety on January 1, 2018, and has appropriately reflected the changes throughout the Company’s consolidated financial statements. The adoption of this ASU resulted in an impact to retained earnings and other comprehensive income of $147,000.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased real estate as within the scope of the guidance and continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. The Company expects total assets and total liabilities will increase by similar amounts. Further, to date, no guidance has been issued by either the Company’s or the Bank’s primary regulator with respect to how the impact of the amended standard is to be treated for regulatory capital purposes.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” This ASU narrows the definition of a business and clarifies that, to be considered a business, the fair value of the gross assets acquired (or disposed of) may not be substantially all concentrated in a single identifiable asset or group of similar assets. In addition, in order to be considered a business, a set of activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU was effective for fiscal years beginning after December 15, 2017; early adoption was permitted on a limited basis. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. As a result, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Current GAAP contains limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. To address those current limitations, the amendments in this ASU permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. In addition, the amendments in this ASU change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not enter into derivatives that are designated as hedging instruments and as such, the adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements.
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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2018. The fair value hierarchy is as follows:
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
Debt Securities Available-For-Sale
Debt securities classified as available-for-sale are reported at fair value. Fair value for these debt securities is determined using inputs other than quoted prices that are based on market observable information (Level 2). Level 2 debt securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific securities, but comparing the debt securities to benchmark or comparable debt securities.
Equity Investments
Equity investments are reported at fair value. Fair value for these investments is determined using a quoted price in an active market or exchange (Level 1).

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Interest Rate Swaps
The Company’s interest rate swaps, acquired from Sun, are reported at fair value utilizing models provided by an independent, third-party and observable market data. When entering into an interest rate swap agreement, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of our contract counterparty.
Other Real Estate Owned and Impaired Loans
Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals.
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2018
Items measured on a recurring basis:
Debt securities available-for-sale	$86,114	$—	$86,114	$—
Equity investments	9,565	9,565	—	—
Interest rate swap asset	415	—	415	—
Interest rate swap liability	(416)	—	(416)	—
Items measured on a non-recurring basis:
Other real estate owned	8,265	—	—	8,265
Loans measured for impairment based on the fair value of the underlying collateral	12,633	—	—	12,633
December 31, 2017
Items measured on a recurring basis:
Debt securities available-for-sale	$81,581	$—	$81,581	$—
Equity investments	8,700	8,700	—	—
Items measured on a non-recurring basis:
Other real estate owned	8,186	—	—	8,186
Loans measured for impairment based on the fair value of the underlying collateral	16,496	—	—	16,496

Assets and Liabilities Disclosed at Fair Value
A description of the valuation methodologies used for assets and liabilities disclosed at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.
Cash and Due from Banks
For cash and due from banks, the carrying amount approximates fair value.
Debt Securities Held-to-Maturity
Debt securities classified as held-to-maturity are carried at amortized cost, as the Company has the positive intent and ability to hold these debt securities to maturity. The Company determines the fair value of the debt securities utilizing Level 1, Level 2 and, infrequently, Level 3 inputs. In general, fair value is based upon quoted market prices, where available. Most of the Company’s investment and mortgage-backed securities, however, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third-party pricing vendors or security industry sources that actively participate in the buying and selling of debt securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific debt securities, but comparing the debt securities to benchmark or comparable debt securities.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Restricted Equity Investments
The fair value for Federal Home Loan Bank of New York and Federal Reserve Bank stock is its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum investment as stipulated by the respective agencies.
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
Deposits Other than Time Deposits
The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, and interest-bearing checking accounts and money market accounts is, by definition, equal to the amount payable on demand. The related insensitivity of the majority of these deposits to interest rate changes creates a significant inherent value which is not reflected in the fair value reported.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2018 and December 31, 2017 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
March 31, 2018	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$119,364	$119,364	$—	$—
Debt securities held-to-maturity	982,857	—	959,574	11,825
Restricted equity investments	50,418	—	—	50,418
Loans receivable, net and mortgage loans held for sale (1)	5,413,947	—	—	5,326,600
Financial Liabilities:
Deposits other than time deposits	4,978,253	—	4,978,253	—
Time deposits	929,083	—	921,845	—
Securities sold under agreements to repurchase with retail customers	82,463	82,463	—	—
Federal Home Loan Bank advances and other borrowings	441,005	—	432,368	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2017	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$109,613	$109,613	$—	$—
Debt securities held-to-maturity	764,062	—	751,182	10,478
Restricted equity investments	19,724	—	—	19,724
Loans receivable, net and mortgage loans held for sale (1)	3,966,014	—	—	3,962,689
Financial Liabilities:
Deposits other than time deposits	3,735,694	—	3,735,694	—
Time deposits	607,104	—	599,677	—
Securities sold under agreements to repurchase with retail customers	79,668	79,668	—	—
Federal Home Loan Bank advances and other borrowings	345,210	—	341,820	—
(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price notion as of March 31, 2018. The fair value of loans was measured using the entry price notion as of December 31, 2017.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9. Derivatives, Hedging Activities and Other Financial Instruments
As a result of the Sun acquisition, the Company acquired derivative financial instruments which involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures, seeking to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The derivative financial instruments acquired by the Company are an economic hedge of a derivative offering to Bank customers. The Company does not use derivative financial instruments for trading purposes.
Customer Derivatives – Interest Rate Swaps
As a result of the Sun acquisition, the Company acquired interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized $2,000 in other income resulting from fair value adjustments during the three months ended March 31, 2018.

The table below presents the notional and fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition as of March 31, 2018 (in thousands):

	March 31, 2018
Balance Sheet Location	Notional	Fair Value
Other assets	$19,863	$415
Other liabilities	19,863	416
Credit risk-related Contingent Features
As a result of the Sun acquisition, the Company is a party to an International Swaps and Derivatives Association agreement with a third party broker-dealer that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at March 31, 2018 was $2.1 million. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $416,000 at March 31, 2018.

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
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2017 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares of which 154,804 shares remain available for repurchase. On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares of which all shares authorized for repurchase remain available at March 31, 2018. There were 1,754,804 shares available for repurchase at March 31, 2018 under these two stock repurchase programs. The Company did not repurchase shares of its common stock during the three month period ended March 31, 2018.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 9, 2018	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	May 9, 2018	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.