Form 10-Q
period 2018-06-30
OCEANFIRST FINANCIAL CORP
filed 2018-08-08
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
As of August 3, 2018 there were 48,314,556 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2018	March 31, 2018	June 30, 2017
SELECTED FINANCIAL CONDITION DATA(1):
Total assets	$7,736,903	$7,494,899	$5,202,086
Loans receivable, net	5,553,035	5,413,780	3,868,805
Deposits	5,819,406	5,907,336	4,176,909
Stockholders’ equity	1,012,568	1,007,460	587,189
SELECTED OPERATING DATA:
Net interest income	61,447	55,711	42,174
Provision for loan losses	706	1,371	1,165
Other income	8,883	8,910	6,973
Operating expenses	50,904	56,818	37,133
Net income	15,702	5,427	7,679
Diluted earnings per share	0.32	0.12	0.23
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	20.97	20.94	18.05
Tangible stockholders’ equity per common share (2)	13.56	13.51	13.18
Cash dividend per share	0.15	0.15	0.15
Stockholders’ equity to total assets	13.09%	13.44%	11.29%
Tangible stockholders’ equity to total tangible assets (2)	8.87	9.11	8.50
Return on average assets (3) (4)	0.84	0.32	0.59
Return on average stockholders’ equity (3) (4)	6.23	2.54	5.25
Return on average tangible stockholders’ equity (2) (3) (4)	9.64	3.80	7.19
Net interest rate spread	3.57	3.58	3.48
Net interest margin	3.70	3.70	3.57
Operating expenses to average assets (3) (4)	2.71	3.37	2.86
Efficiency ratio (4) (5)	72.38	87.92	75.55
Loan to deposit ratio	95.42	91.65	92.62
ASSET QUALITY:
Non-performing loans	$18,106	$18,251	$16,261
Non-performing assets	25,960	26,516	25,159
Allowance for loan losses as a percent of total loans receivable	0.30%	0.31%	0.42%
Allowance for loan losses as a percent of total non-performing loans	92.18	92.14	101.82
Non-performing loans as a percent of total loans receivable	0.33	0.34	0.42
Non-performing assets as a percent of total assets	0.34	0.35	0.48

(1)	With the exception of end of quarter ratios, all ratios are based on average daily balances.

(2)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(3)	Ratios are annualized.

(4)
Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $8.4 million, or $6.7 million, net of tax benefit, for the quarter ended June 30, 2018; and $18.3 million, or $14.6 million, net of tax benefit, for the quarter ended March 31, 2018; and $8.6 million, or $5.6 million, net of tax benefit, for the quarter ended June 30, 2017.

(5)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The term “Company” refers to OceanFirst Financial Corp., OceanFirst Bank N.A. and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and the actions of regulatory agencies.

Over the past two years the Company has grown significantly through the acquisitions of Ocean Shore Holding Co. (“Ocean Shore”), and Sun Bancorp. Inc. (“Sun”). These acquisitions added $3.0 billion in assets and $2.5 billion in deposits. Additionally, effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company.
Highlights of the Company’s financial results and corporate activities for the three months ended June 30, 2018 were as follows:

Total loans grew $137.4 million while asset quality improved as non-performing loans decreased to $18.1 million, or 0.33% of total loans. At the same time, the loan pipeline increased substantially to $239.7 million.

The cost of deposits increased only two basis points from the prior linked quarter, to 0.35%, while the net interest margin remained steady at 3.70%.

The integration of Sun National Bank was completed in June. The consolidation of 17 branches and the elimination of Sun’s duplicate operating systems is expected to result in cost savings in future periods.

Net income for the three months ended June 30, 2018, was $15.7 million, or $0.32 per diluted share, as compared to $7.7 million, or $0.23 per diluted share, for the corresponding prior year period. Net income for the six months ended June 30, 2018, was $21.1 million, or $0.45 per diluted share, as compared to $19.7 million and $0.59 for the corresponding prior year period. Net income for the three and six months ended June 30, 2018, included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $6.7 million and $21.3 million, respectively. Net income for the three and six months ended June 30, 2017 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $5.6 million and $6.6 million, respectively. Excluding these items, net income for the three and six months ended June 30, 2018 increased over the same prior year period, primarily due to the acquisition of Sun and the expense savings from the successful integration during 2017 of Ocean Shore which was acquired on November 30, 2016.

Net interest income for the three and six months ended June 30, 2018, increased to $61.4 million and $117.2 million, respectively, as compared to $42.2 million and $83.7 million, respectively, for the same prior year periods, reflecting an increase in interest-earning assets and a higher net interest margin, as a result of the acquisition of Sun.

For the three months ended June 30, 2018, other income increased to $8.9 million as compared to $7.0 million for the corresponding prior year period, including an additional $2.3 million relating to Sun. Operating expenses increased to $50.9 million for the three months ended June 30, 2018 as compared to $37.1 million in the same prior year period. Operating expenses for the three months ended June 30, 2018, included $8.4 million of merger related and branch consolidation expenses, as compared to $8.6 million in the same prior year period. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Sun acquisition, which added $11.0 million.

The Company remains well-capitalized with a tangible common equity to assets ratio of 8.87% at June 30, 2018.

The Company declared a quarterly cash dividend on common stock. The dividend for the quarter ended June 30, 2018 of $0.15 per share will be paid on August 17, 2018 to stockholders of record on August 6, 2018.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2018 and June 30, 2017. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$115,724	$280	0.97%	$114,019	$211	0.74%
Securities (1)	1,119,354	6,663	2.39	786,964	4,060	2.07
Loans receivable, net (2)
Commercial	3,109,313	38,805	5.01	1,850,737	22,057	4.78
Residential	1,951,075	19,642	4.04	1,718,413	17,304	4.04
Home Equity	369,054	4,564	4.96	283,124	3,225	4.57
Other	7,604	124	6.54	1,161	22	7.60
Allowance for loan loss net of deferred loan fees	(11,076)	—	—	(12,518)	—	—
Loans Receivable, net	5,425,970	63,135	4.67	3,840,917	42,608	4.45
Total interest-earning assets	6,661,048	70,078	4.22	4,741,900	46,879	3.97
Non-interest-earning assets	871,920			473,736
Total assets	$7,532,968			$5,215,636
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,372,777	2,028	0.34%	$1,716,930	1,038	0.24%
Money market	597,770	694	0.47	422,439	281	0.27
Savings	907,570	267	0.12	679,806	97	0.06
Time deposits	902,091	2,258	1.00	624,020	1,498	0.96
Total	4,780,208	5,247	0.44	3,443,195	2,914	0.34
FHLB Advances	376,527	1,900	2.02	259,291	1,118	1.73
Securities sold under agreements to repurchase	64,446	44	0.27	73,574	25	0.14
Other borrowings	99,383	1,440	5.81	56,456	648	4.60
Total interest-bearing liabilities	5,320,564	8,631	0.65	3,832,516	4,705	0.49
Non-interest-bearing deposits	1,149,764			772,739
Non-interest-bearing liabilities	51,262			23,260
Total liabilities	6,521,590			4,628,515
Stockholders’ equity	1,011,378			587,121
Total liabilities and equity	$7,532,968			$5,215,636
Net interest income		$61,447			$42,174
Net interest rate spread (3)			3.57%			3.48%
Net interest margin (4)			3.70%			3.57%
Total cost of deposits (including non-interest-bearing deposits)			0.35%			0.28%

	For the Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$108,023	$488	0.91%	$163,815	$620	0.76%
Securities (1)	1,088,237	12,694	2.35	745,568	7,923	2.14
Loans receivable, net (2)
Commercial	2,942,062	72,195	4.95	1,840,745	43,197	4.73
Residential	1,897,736	38,679	4.11	1,711,263	34,643	4.08
Home Equity	355,641	8,707	4.94	285,208	6,470	4.57
Other	4,547	151	6.70	1,215	40	6.64
Allowance for loan loss net of deferred loan fees	(10,683)	—	—	(12,322)	—	—
Loans Receivable, net	5,189,303	119,732	4.65	3,826,109	84,350	4.45
Total interest-earning assets	6,385,563	132,914	4.20	4,735,492	92,893	3.96
Non-interest-earning assets	804,174			477,874
Total assets	$7,189,737			$5,213,366
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,318,751	3,786	0.33%	$1,692,820	1,913	0.23%
Money market	562,050	1,244	0.45	433,750	591	0.27
Savings	866,535	462	0.11	677,278	227	0.07
Time deposits	861,687	4,219	0.99	632,099	2,964	0.95
Total	4,609,023	9,711	0.42	3,435,947	5,695	0.33
FHLB Advances	349,474	3,413	1.97	254,840	2,186	1.73
Securities sold under agreements to repurchase	71,649	84	0.24	74,955	52	0.14
Other borrowings	89,796	2,549	5.72	56,424	1,303	4.66
Total interest-bearing liabilities	5,119,942	15,757	0.62	3,822,166	9,236	0.49
Non-interest-bearing deposits	1,077,218			781,888
Non-interest-bearing liabilities	53,140			26,312
Total liabilities	6,250,300			4,630,366
Stockholders equity	939,437			583,000
Total liabilities and equity	$7,189,737			$5,213,366
Net interest income		$117,157			$83,657
Net interest rate spread (3)			3.58%			3.47%
Net interest margin (4)			3.70%			3.56%
Total cost of deposits (including non-interest-bearing deposits)			0.34%			0.27%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets increased by $2.321 billion, to $7.737 billion at June 30, 2018, from $5.416 billion at December 31, 2017, primarily as a result of the acquisition of Sun, which added $2.043 billion to total assets. Restricted equity investments increased by $47.3 million, to $67.0 million at June 30, 2018, from $19.7 million at December 31, 2017, primarily due to the addition of Federal Reserve Bank stock as a result of converting to a national bank charter. Loans receivable, net, increased by $1.587 billion, to $5.553 billion at June 30, 2018 from $3.966 billion at December 31, 2017, primarily due to acquired loans of $1.517 billion, as well as purchased loans totaling $121.7 million. As part of the acquisition of Sun, the Company’s goodwill balance increased to $339.0 million at June 30, 2018, from $150.5 million at December 31, 2017, and the core deposit intangible increased to $18.9 million, from $8.9 million at December 31, 2017.

Deposits increased by $1.477 billion, to $5.819 billion at June 30, 2018, from $4.343 billion at December 31, 2017, due to acquired deposits of $1.616 billion. The loan-to-deposit ratio at June 30, 2018 was 95.4%, as compared to 91.3% at December 31, 2017. Federal Home Loan Bank Advances increased by $385.5 million, to $674.2 million at June 30, 2018, from $288.7 million at December 31, 2017 due to the acquisition of Sun, loan growth, and seasonal deposit outflows.

Stockholders’ equity increased to $1.013 billion at June 30, 2018, as compared to $601.9 million at December 31, 2017. The acquisition of Sun added $402.6 million to stockholders’ equity. At June 30, 2018, there were 1.8 million shares available for repurchase under the Company’s stock repurchase programs. For the six months ended June 30, 2018, the Company did not repurchase any shares under these repurchase programs. During the second quarter of 2018, the Company contributed an additional $8.4 million to the existing Employee Stock Ownership Plan. The purchased shares will be allocated to employees over the next nine years. Tangible stockholders’ equity per common share decreased to $13.56 at June 30, 2018, as compared to $13.58 at December 31, 2017.
Comparison of Operating Results for the Three and Six Months Ended June 30, 2018 and June 30, 2017
General
On January 31, 2018, the Company completed its acquisition of Sun and its results of operations from February 1, 2018 through June 30, 2018 are included in the consolidated results for the three and six months ended June 30, 2018, but are not included in the results of operations for the corresponding prior year periods.

Net income for the three months ended June 30, 2018, was $15.7 million, or $0.32 per diluted share, as compared to $7.7 million, or $0.23 per diluted share, for the corresponding prior year period. Net income for the six months ended June 30, 2018, was $21.1 million, or $0.45 per diluted share, as compared to $19.7 million and $0.59 per diluted share for the corresponding prior year period. Net income for the three and six months ended June 30, 2018, included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $6.7 million and $21.3 million, respectively. Net income for the three and six months ended June 30, 2017 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $5.6 million and $6.6 million, respectively. Excluding these items, net income for the three and six months ended June 30, 2018 increased over the same prior year period, primarily due to the acquisition of Sun and the expense savings from the successful integration during 2017 of Ocean Shore, which was acquired on November 30, 2016.

Interest Income
Interest income for the three and six months ended June 30, 2018 increased to $70.1 million and $132.9 million, respectively, as compared to $46.9 million and $92.9 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased by $1.919 billion and $1.650 billion for the three and six months ended June 30, 2018, respectively, as compared to the same prior year periods. The averages for the three and six months ended June 30, 2018, were favorably impacted by $1.727 billion and $1.452 billion, respectively, of interest-earning assets acquired from Sun. Average loans receivable, net, increased by $1.585 billion and $1.363 billion for the three and six months ended June 30, 2018, respectively, as compared to the same prior year periods. The increases attributable to the acquisition of Sun were $1.461 billion and $1.226 billion, respectively. For the three and six months ended June 30, 2018, the yield on average interest-earning assets increased to 4.22% and 4.20%, respectively, from 3.97% and 3.96% in the corresponding prior periods. The yields on average interest-earning assets benefited from the accretion of purchase accounting adjustments on the Sun acquisition and to a lesser extent the impact of Federal Reserve rate increases.
Interest Expense
Interest expense for the three and six months ended June 30, 2018 was $8.6 million and $15.8 million, respectively, as compared to $4.7 million and $9.2 million, respectively, in the corresponding prior year periods. Average interest-bearing liabilities increased $1.488 billion and $1.298 billion for the three and six months ended June 30, 2018, respectively, as compared to the same prior year periods. For the three and six months ended June 30, 2018, the cost of average interest-bearing liabilities increased to 0.65% and 0.62%, respectively, from 0.49% in both corresponding prior year periods. The total cost of deposits (including non-interest bearing deposits) was 0.35% and 0.34% for the three and six months ended June 30, 2018, respectively, as compared to 0.28% and 0.27%, respectively, in the same prior year periods.
Net Interest Income

Net interest income for the three and six months ended June 30, 2018, increased to $61.4 million and $117.2 million, respectively, as compared to $42.2 million and $83.7 million, respectively, for the same prior year periods, reflecting an increase in interest-earning assets and a higher net interest margin. The net interest margin for both the three and six months ended June 30, 2018 increased to 3.70%, from 3.57% and 3.56%, respectively, for the same prior year periods. The net interest margin benefited from the accretion of purchase accounting adjustments on the Sun acquisition of $3.0 million and $5.3 million for the three and six months ended June 30, 2018, respectively.
Provision for Loan Losses
For the three and six months ended June 30, 2018, the provision for loan losses was $706,000 and $2.1 million, respectively, as compared to $1.2 million and $1.9 million, respectively, for the corresponding prior year periods. Net loan charge-offs were $832,000 and $1.1 million for the three and six months ended June 30, 2018, respectively, as compared to net loan charge-offs of $759,000 and $491,000, respectively, in the corresponding prior year periods. Net charge-offs for the three months ended June 30, 2018, included $946,000 of specific reserves on non-performing loans established in the prior quarter, which were separately identified in the allowance for loan losses. Non-performing loans totaled $18.1 million at June 30, 2018, as compared to $16.3 million at June 30, 2017.
Other Income
For the three and six months ended June 30, 2018, other income increased to $8.9 million and $17.8 million, respectively, as compared to $7.0 million and $13.0 million, respectively, for the corresponding prior year periods. The increases were primarily due to the impact of the Sun acquisition, which added $2.3 million and $3.7 million to other income for the three and six months ended June 30, 2018, respectively, as compared to the same prior year periods. Excluding the Sun acquisition, the decrease in other income for the three months ended June 30, 2018, was primarily due to an increase in the loss from real estate operations of $1.1 million, of which $500,000 related to a write-down attributable to the operations of a hotel, golf, and banquet facility, partially offset by increases in fees and service charges of $428,000 and in the gain on investment securities of $182,000. Excluding the Sun acquisition, the increase in other income for the six months ended June 30, 2018, was primarily due to increases in fees and service charges of $627,000, the gain on sales of loans of $566,000, mostly related to the sale of one non-performing commercial loan relationship during the first quarter of 2018, and rental income of $483,000 received primarily for January and February 2018 on the Company’s recently acquired executive office building, partially offset by the increase in the loss from real estate operations of $765,000, including the $500,000 write-down noted above.
Operating Expenses
Operating expenses increased to $50.9 million and $107.7 million for the three and six months ended June 30, 2018, respectively, as compared to $37.1 million and $68.1 million, respectively, in the same prior year periods. Operating expenses for the three and six months ended June 30, 2018, included $8.4 million and $26.7 million, respectively, of merger related and branch consolidation expenses, as compared to $8.6 million and $10.1 million, respectively, in the same prior year periods. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Sun acquisition, which added $11.0 million and $19.2 million for the three and six months ended June 30, 2018, respectively. Excluding the Sun acquisition, the remaining increase in operating expenses for the three months ended June 30, 2018 over the prior year period was primarily due to increases in compensation and employee benefits expense of $1.7 million as a result of higher incentive and stock plan expenses, including $220,000 of accelerated stock compensation expense due to director retirements, service bureau expense of $700,000, and occupancy expense of $327,000. Excluding the Sun acquisition, the remaining increase in operating expenses for the six months ended June 30, 2018 over the prior year period was primarily due to increases in compensation and employee benefits expense of $2.3 million as a result of higher incentive and stock plan expenses, service bureau expense of $882,000 and occupancy expense of $786,000.
Provision for Income Taxes
The provision for income taxes was $3.0 million and $4.0 million for the three and six months ended June 30, 2018, respectively, as compared to $3.2 million and $7.0 million, respectively, for the same prior year periods. The effective tax rate was 16.1% and 16.0% for the three and six months ended June 30, 2018, respectively, as compared to 29.2% and 26.1%, respectively, for the same prior year periods. The lower effective tax rate for the three and six months ended June 30, 2018 primarily resulted from the Tax Cuts and Jobs Act (“Tax Reform”) enacted during the fourth quarter of 2017.

Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (“FHLB”) advances and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit.
At June 30, 2018, the Company had $373.0 million of outstanding overnight borrowings from the FHLB, compared to $30.0 million of outstanding overnight borrowings at December 31, 2017. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings totaled $674.2 million and $288.7 million, respectively, at June 30, 2018 and December 31, 2017.
The Company’s cash needs for the six months ended June 30, 2018 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, and increased borrowings. The cash was principally utilized for the purchase of loans receivable, loan originations, the purchase of securities, and to fund deposit outflows. The Company’s cash needs for the six months ended June 30, 2017 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, and increased borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At June 30, 2018, outstanding undrawn lines of credit totaled $856.8 million and outstanding commitments to originate loans totaled $239.7 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $493.7 million at June 30, 2018. Based upon historical experience, management estimates that a significant portion of such time deposits will remain with the Company.
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
Under the Company’s common stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. For the six months ended June 30, 2018 and 2017, the Company did not repurchase any shares of common stock. At June 30, 2018, there were 1,754,804 shares available to be repurchased under the stock repurchase programs authorized in July of 2014 and April of 2017.
Cash dividends on common stock declared and paid during the first six months of 2018 were $14.3 million, as compared to $9.6 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the acquisition of Sun. On July 26, 2018, the Company’s Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend is payable on August 17, 2018 to stockholders of record at the close of business on August 6, 2018.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank N.A., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the six months ended June 30, 2018, the Company received a dividend payment of $16.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At June 30, 2018, OceanFirst Financial Corp. held $28.9 million in cash.

As of June 30, 2018 and December 31, 2017, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2018	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$667,378	9.35%	$285,430	4.000%		$356,788	5.00%
Common equity Tier 1 (to risk-weighted assets)	667,378	12.60	337,562	6.375	(1)	344,181	6.50
Tier 1 capital (to risk-weighted assets)	667,378	12.60	416,988	7.875	(1)	423,607	8.00
Total capital (to risk-weighted assets)	685,076	12.94	522,890	9.875	(1)	529,509	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$676,882	9.48%	$285,693	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	614,901	11.61	337,561	6.375	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	676,882	12.78	416,987	7.875	(1)	N/A	N/A
Total capital (to risk-weighted assets)	729,580	13.78	522,888	9.875	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2017	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$459,031	8.75%	$209,760	4.000%		$262,200	5.00%
Common equity Tier 1 (to risk-weighted assets)	459,031	12.41	212,705	5.750	(2)	240,450	6.50
Tier 1 capital (to risk-weighted assets)	459,031	12.41	268,194	7.250	(2)	295,938	8.00
Total capital (to risk-weighted assets)	475,379	12.85	342,178	9.250	(2)	369,923	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$465,554	8.87%	$209,943	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	449,991	12.15	212,907	5.750	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	465,554	12.57	268,448	7.250	(2)	N/A	N/A
Total capital (to risk-weighted assets)	516,902	13.96	342,502	9.250	(2)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 1.875%.

(2)	Includes the Capital Conservation Buffer of 1.25%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At June 30, 2018, the Company maintained tangible common equity of $654.6 million, for a tangible common equity to assets ratio of 8.87%. At December 31, 2017, the Company maintained tangible common equity of $442.6 million, for a tangible common equity to assets ratio of 8.42%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At June 30, 2018 and December 31, 2017, the reserve for repurchased loans and loss sharing obligations amounted to $1.5 million and $463,000, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2018 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$835,831	$514,791	$167,158	$54,989	$98,893
Commitments to Fund Undrawn Lines of Credit
Commercial	522,904	522,904	—	—	—
Consumer/Construction	333,943	333,943	—	—	—
Commitments to Originate Loans	239,677	239,677	—	—	—
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

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$1,947	$503
Commercial real estate – owner occupied	522	5,962
Commercial real estate – investor	6,364	8,281
Residential mortgage	6,858	4,190
Home equity loans and lines	2,415	1,929
Total non-performing loans	18,106	20,865
Other real estate owned	7,854	8,186
Total non-performing assets	$25,960	$29,051
Purchased credit impaired loans (“PCI”)	$12,995	$1,712
Delinquent loans 30-89 days	$36,010	$20,796
Allowance for loan losses as a percent of total loans receivable	0.30%	0.40%
Allowance for loan losses as a percent of total non-performing loans	92.18	75.35
Non-performing loans as a percent of total loans receivable	0.33	0.52
Non-performing assets as a percent of total assets	0.34	0.54

The Company’s non-performing loans totaled $18.1 million at June 30, 2018, as compared to $20.9 million at December 31, 2017. Included in the non-performing loans total was $4.2 million and $8.8 million of troubled debt restructured (“TDR”) loans at June 30, 2018 and December 31, 2017, respectively. The decrease in non-performing loans was primarily due to the sale of one commercial loan relationship. Non-performing loans do not include $13.0 million of acquired PCI loans. At June 30, 2018, the allowance for loan losses totaled $16.7 million, or 0.30% of total loans, as compared to $15.7 million, or 0.40% of total loans at December 31, 2017. These ratios exclude existing fair value credit marks on acquired loans of $37.7 million and $17.5 million at June 30, 2018 and December 31, 2017, respectively. These loans were acquired at fair value with no related allowances for loan losses. Other real estate owned includes $6.0 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	June 30, 2018	December 31, 2017
Special Mention	$33,644	$25,489
Substandard	51,700	60,661
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

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines and the Company’s ability to successfully integrate acquired operations. These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2017 Form 10-K, as amended by its subsequent SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2018, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2018, the Company’s one-year gap was positive 5.27% as compared to positive 4.62% at December 31, 2017. These results were within the approved policy guidelines.

At June 30, 2018	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$193,115	$481	$2,223	$2,941	$—	$198,760
Debt investment securities	59,078	43,228	120,123	44,697	55,095	322,221
Debt mortgage-backed securities	72,705	75,487	192,381	141,289	225,939	707,801
Equity investments	—	—	—	—	9,539	9,539
Restricted equity investments	—	—	—	—	66,981	66,981
Loans receivable (2)	1,211,487	862,098	1,536,356	891,028	1,062,166	5,563,135
Total interest-earning assets	1,536,385	981,294	1,851,083	1,079,955	1,419,720	6,868,437
Interest-bearing liabilities:
Interest-bearing checking accounts	739,484	127,438	286,209	224,081	888,759	2,265,971
Money market deposit accounts	41,163	38,454	89,520	73,319	331,813	574,269
Savings accounts	47,737	79,875	168,357	131,862	475,946	903,777
Time deposits	146,000	348,275	256,166	125,420	3,548	879,409
FHLB advances	388,000	64,577	166,987	54,663	—	674,227
Securities sold under agreements to repurchase and other borrowings	62,176	72,538	171	326	26,393	161,604
Total interest-bearing liabilities	1,424,560	731,157	967,410	609,671	1,726,459	5,459,257
Interest sensitivity gap (3)	$111,825	$250,137	$883,673	$470,284	$(306,739)	$1,409,180
Cumulative interest sensitivity gap	$111,825	$361,962	$1,245,635	$1,715,919	$1,409,180	$1,409,180
Cumulative interest sensitivity gap as a percent of total interest-earning assets	1.63%	5.27%	18.14%	24.98%	20.52%	20.52%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2018 and December 31, 2017. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2017 Form 10-K.

	June 30, 2018					December 31, 2017
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,339,300	3.4%	19.1%	$270,271	3.9%	$844,117	5.0%	16.8%	$169,653	(2.3)%
200	1,352,763	4.5	18.7	267,810	2.9	850,511	5.8	16.5	171,758	(1.1)
100	1,338,576	3.4	18.0	264,482	1.6	838,066	4.3	15.9	173,119	(0.3)
Static	1,294,693	—	17.0	260,225	—	803,722	—	14.9	173,590	—
(100)	1,230,220	(5.0)	15.8	255,601	(1.8)	737,232	(8.3)	13.3	170,383	(1.8)
The change in interest rate sensitivity at June 30, 2018, as compared to December 31, 2017, is primarily due to the full integration of Sun into the Bank’s operations.

Item 4.    Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$254,469	$109,613
Debt securities available-for-sale, at estimated fair value	100,369	81,581
Debt securities held-to-maturity, net (estimated fair value of $906,989 at June 30, 2018 and $761,660 at December 31, 2017)	922,756	764,062
Equity investments, at estimated fair value	9,539	8,700
Restricted equity investments, at cost	66,981	19,724
Loans receivable, net	5,553,035	3,965,773
Loans held-for-sale	919	241
Interest and dividends receivable	19,669	14,254
Other real estate owned	7,854	8,186
Premises and equipment, net	113,782	101,776
Bank Owned Life Insurance	219,853	134,847
Deferred tax asset	59,283	1,922
Assets held for sale	10,269	4,046
Other assets	40,204	41,895
Core deposit intangible	18,949	8,885
Goodwill	338,972	150,501
Total assets	$7,736,903	$5,416,006
Liabilities and Stockholders’ Equity
Deposits	$5,819,406	$4,342,798
Federal Home Loan Bank advances	674,227	288,691
Securities sold under agreements to repurchase with retail customers	62,176	79,668
Other borrowings	99,428	56,519
Advances by borrowers for taxes and insurance	17,773	11,156
Other liabilities	51,325	35,233
Total liabilities	6,724,335	4,814,065
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 48,283,500 shares issued and 48,283,500 and 32,596,893 shares outstanding at June 30, 2018 and December 31, 2017, respectively	482	336
Additional paid-in capital	752,223	354,377
Retained earnings	273,749	271,023
Accumulated other comprehensive loss	(3,654)	(5,349)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(10,232)	(2,479)
Treasury stock, 0 and 969,879 shares at June 30, 2018 and December 31, 2017, respectively	—	(15,967)
Common stock acquired by Deferred Compensation Plan	(84)	(84)
Deferred Compensation Plan Liability	84	84
Total stockholders’ equity	1,012,568	601,941
Total liabilities and stockholders’ equity	$7,736,903	$5,416,006

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Interest income:
Loans	$63,135	$42,608	$119,732	$84,350
Mortgage-backed securities	4,297	2,791	7,982	5,451
Debt securities, equity investments and other	2,646	1,480	5,200	3,092
Total interest income	70,078	46,879	132,914	92,893
Interest expense:
Deposits	5,247	2,914	9,711	5,695
Borrowed funds	3,384	1,791	6,046	3,541
Total interest expense	8,631	4,705	15,757	9,236
Net interest income	61,447	42,174	117,157	83,657
Provision for loan losses	706	1,165	2,077	1,865
Net interest income after provision for loan losses	60,741	41,009	115,080	81,792
Other income:
Bankcard services revenue	2,373	1,837	4,292	3,416
Wealth management revenue	595	565	1,148	1,081
Fees and service charges	5,140	3,658	9,816	7,465
Net gain on sales of loans	6	15	623	57
Net unrealized loss on equity investments	(71)	—	(212)	—
Net (loss) income from other real estate operations	(981)	105	(1,393)	(628)
Income from Bank Owned Life Insurance	1,335	783	2,476	1,555
Other	486	10	1,044	23
Total other income	8,883	6,973	17,794	12,969
Operating expenses:
Compensation and employee benefits	23,244	15,328	44,495	31,466
Occupancy	4,572	2,641	9,139	5,409
Equipment	2,034	1,703	3,937	3,400
Marketing	893	730	1,454	1,470
Federal deposit insurance	1,000	705	1,930	1,366
Data processing	3,667	2,046	6,843	4,442
Check card processing	1,116	815	2,105	1,768
Professional fees	1,397	1,095	2,680	2,055
Other operating expense	3,546	2,951	6,561	5,595
Amortization of core deposit intangible	1,001	513	1,834	1,037
Branch consolidation expense	1,719	5,451	1,544	5,484
Merger related expenses	6,715	3,155	25,200	4,602
Total operating expenses	50,904	37,133	107,722	68,094
Income before provision for income taxes	18,720	10,849	25,152	26,667
Provision for income taxes	3,018	3,170	4,023	6,969
Net income	$15,702	$7,679	$21,129	$19,698
Basic earnings per share	$0.33	$0.24	$0.46	$0.62
Diluted earnings per share	$0.32	$0.23	$0.45	$0.59
Average basic shares outstanding	47,718	32,122	45,805	32,014
Average diluted shares outstanding	48,704	33,138	46,786	33,111
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$15,702	$7,679	$21,129	$19,698
Other comprehensive income:
Unrealized (loss) gain on debt securities (net of tax benefit of $74 and $159 in 2018, and net of tax expense of $15 and $58 in 2017, respectively)	(272)	22	(593)	84
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $460 and $518 in 2018, and net of tax expense of $128 and $244 in 2017, respectively)	1,730	185	1,946	353
Reclassification adjustment for gains included in net income (net of tax expense of $52 and $53 in 2018)	194	—	195	—
Total comprehensive income	$17,354	$7,886	$22,677	$20,135
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Six Months Ended June 30, 2018 and 2017

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2016	$—	$336	$364,433	$238,192	$(5,749)	$(2,761)	$(22,548)	$(313)	$313	$571,903
Net income	—	—	—	19,698	—	—	—	—	—	19,698
Other comprehensive income, net of tax	—	—	—	—	437	—	—	—	—	437
Stock awards	—	—	1,204	—	—	—	—	—	—	1,204
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(1,544)	747	—	—	797	—	—	—
Allocation of ESOP stock	—	—	332	—	—	141	—	—	—	473
Cash dividend $0.30 per share	—	—	—	(9,557)	—	—	—	—	—	(9,557)
Exercise of stock options	—	—	—	(1,739)	—	—	4,770	—	—	3,031
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	137	(137)	—
Balance at June 30, 2017	$—	$336	$353,296	$258,470	$(5,312)	$(2,620)	$(16,981)	$(176)	$176	$587,189
Balance at December 31, 2017	$—	$336	$354,377	$271,023	$(5,349)	$(2,479)	$(15,967)	$(84)	$84	$601,941
Net income	—	—	—	21,129	—	—	—	—	—	21,129
Other comprehensive income, net of tax	—	—	—	—	1,548	—	—	—	—	1,548
Stock awards	—	2	1,785	—	—	—	—	—	—	1,787
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	—	(147)	147	—	—	—	—	—
Acquisition of common stock by ESOP	—	—	—	—	—	(8,400)	—	—	—	(8,400)
Allocation of ESOP stock	—	—	319	—	—	647	—	—	—	966
Cash dividend $0.30 per share	—	—	—	(14,274)	—	—	—	—	—	(14,274)
Exercise of stock options	—	3	9,094	(3,982)	—	—	202	—	—	5,317
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	—	—	402,554
Balance at June 30, 2018	$—	$482	$752,223	$273,749	$(3,654)	$(10,232)	$—	$(84)	$84	$1,012,568
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$21,129	$19,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,583	3,111
Allocation of ESOP stock	966	473
Stock awards	1,787	1,204
Net excess tax benefit on stock compensation	(572)	(1,543)
Amortization of servicing asset	72	47
Net premium amortization in excess of discount accretion on securities	2,065	1,190
Net amortization of deferred costs on borrowings	131	64
Amortization of core deposit intangible	1,834	1,037
Net accretion of purchase accounting adjustments	(8,804)	(4,061)
Net amortization of deferred costs and discounts on loans	295	172
Provision for loan losses	2,077	1,865
Net loss on sale of other real estate owned	689	379
Write down of fixed assets held for sale to net realizable value	786	4,982
Net (gain) loss on sale of fixed assets	(27)	7
Net unrealized loss on equity securities	212	—
Net gain on sales of loans	(623)	(57)
Proceeds from sales of mortgage loans held for sale	673	2,830
Mortgage loans originated for sale	(1,342)	(1,390)
Increase in value of Bank Owned Life Insurance	(2,476)	(1,555)
Net gain on sale of assets held for sale	(1,166)	—
Decrease (increase) in interest and dividends receivable	206	(1,047)
Decrease in other assets	8,092	3,754
Increase (decrease) in other liabilities	3,622	(961)
Total adjustments	13,080	10,501
Net cash provided by operating activities	34,209	30,199
Cash flows from investing activities:
Net decrease (increase) in loans receivable	52,970	(48,758)
Proceeds from sale of under performing loans	4,294	—
Purchase of loans receivable	(121,690)	(16,627)
Purchase of debt investment securities available-for-sale	(28,010)	(49,812)
Purchase of debt investment securities held-to-maturity	(4,017)	(77,144)
Purchase of debt mortgage-backed securities held-to-maturity	—	(100,015)
Purchase of equity investments	(87)	—
Proceeds from maturities and calls of debt investment securities available-for-sale	13,829	—
Proceeds from maturities and calls of debt investment securities held-to-maturity	34,378	7,375
Principal repayments on debt mortgage-backed securities held-to-maturity	59,870	47,361
Proceeds from Bank Owned Life Insurance	2,708	155
Proceeds from the redemption of restricted equity investments	51,324	3,740
Purchases of restricted equity investments	(81,764)	(4,785)
Proceeds from sales of other real estate owned	283	1,500
Proceeds from sales of assets held for sale	4,631	—
Purchases of premises and equipment	(6,549)	(1,991)
Cash consideration paid for acquisition, net of cash received	(3,743)	—
Net cash used in investing activities	(21,573)	(239,001)

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from financing activities:
Decrease in deposits	$(138,626)	$(10,331)
Increase in short-term borrowings	325,508	28,114
Proceeds from Federal Home Loan Bank advances	—	5,000
Repayments of Federal Home Loan Bank advances	(41,063)	(957)
Repayments of other borrowings	(192)	—
Increase in advances by borrowers for taxes and insurance	6,617	1,006
Exercise of stock options	5,317	3,031
Payment of employee taxes withheld from stock awards	(2,667)	(1,217)
Acquisition of common stock by ESOP	(8,400)	—
Dividends paid	(14,274)	(9,557)
Net cash provided by financing activities	132,220	15,089
Net increase (decrease) in cash and due from banks	144,856	(193,713)
Cash and due from banks at beginning of period	109,613	301,373
Cash and due from banks at end of period	$254,469	$107,660
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$16,213	$9,702
Income taxes	129	2
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	2,464	565
Net loan charge-offs	1,107	491
Transfer of premises and equipment to assets held-for-sale	9,225	5,754
Transfer of loans receivable to other real estate owned	640	1,317
Acquisition:
Non-cash assets acquired:
Securities	$254,522	$—
Restricted equity investments	16,967	—
Loans	1,517,346	—
Premises and equipment	19,892	—
Accrued interest receivable	5,621	—
Bank Owned Life Insurance	85,238	—
Deferred tax asset	57,943	—
Other assets	5,262	—
Goodwill and other intangible assets, net	200,369	—
Total non-cash assets acquired	$2,163,160	$—
Liabilities assumed:
Deposits	$1,616,073	$—
Borrowings	127,747	—
Other liabilities	13,042	—
Total liabilities assumed	$1,756,862	$—

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
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for all of 2018. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Sun, net of total consideration paid (in thousands):

At January 31, 2018
Estimated Fair Value
Total Purchase Price:	$474,930
Assets acquired:
Cash and cash equivalents	$68,632
Securities	254,522
Loans	1,517,346
Accrued interest receivable	5,621
Bank Owned Life Insurance	85,238
Deferred tax asset	57,943
Other assets	42,121
Core deposit intangible	11,897
Total assets acquired	2,043,320
Liabilities assumed:
Deposits	(1,616,073)
Borrowings	(127,747)
Other liabilities	(13,042)
Total liabilities assumed	(1,756,862)
Net assets acquired	$286,458
Goodwill recorded in the merger	$188,472
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Sun operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2018) through June 30, 2018. In addition, the table provides unaudited condensed pro forma financial information assuming the Sun acquisition had been completed as of January 1, 2018 for the six months ended June 30, 2018 and as of January 1, 2017 for the six months ended June 30, 2017. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Sun’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(in thousands)	Pro forma Six Months Ended June 30, 2018	Pro forma Six Months Ended June 30, 2017
Net interest income	$123,538	$119,805
Provision for loan losses	2,077	1,034
Non-interest income	18,609	19,400
Non-interest expense	125,005	100,758
Net income	$11,627	$27,481
Fully diluted earnings per share	$0.24	$0.57

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding	48,156	32,500	46,189	32,410
Less: Unallocated ESOP shares	(378)	(315)	(334)	(319)
Unallocated incentive award shares and shares held by deferred compensation plan	(60)	(63)	(50)	(77)
Average basic shares outstanding	47,718	32,122	45,805	32,014
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	986	1,016	981	1,097
Average diluted shares outstanding	48,704	33,138	46,786	33,111
For the three months ended June 30, 2018 and 2017, antidilutive stock options of 464,000 and 480,000, respectively, were excluded from earnings per share calculations. For the six months ended June 30, 2018 and 2017, antidilutive stock options of 464,000 and 200,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity at June 30, 2018, and December 31, 2017, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2018
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$100,407	$6	$(1,361)	$99,052
Mortgage-backed securities - FNMA	1,325	—	(8)	1,317
Total debt securities available-for-sale	$101,732	$6	$(1,369)	$100,369
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	$14,972	$—	$(182)	$14,790
State and municipal obligations	140,037	12	(2,278)	137,771
Corporate debt securities	66,805	641	(3,090)	64,356
Total investment securities	221,814	653	(5,550)	216,917
Mortgage-backed securities:
FHLMC	263,312	59	(7,074)	256,297
FNMA	303,598	939	(8,085)	296,452
GNMA	134,838	189	(2,345)	132,682
SBA	4,728	—	(87)	4,641
Total mortgage-backed securities	706,476	1,187	(17,591)	690,072
Total debt securities held-to-maturity	$928,290	$1,840	$(23,141)	$906,989
Total debt securities	$1,030,022	$1,846	$(24,510)	$1,007,358
At December 31, 2017
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$82,378	$—	$(797)	$81,581
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	$14,968	$—	$(65)	$14,903
State and municipal obligations	149,958	219	(1,475)	148,702
Corporate debt securities	76,024	312	(3,962)	72,374
Total investment securities	240,950	531	(5,502)	235,979
Mortgage-backed securities:
FHLMC	186,921	151	(2,937)	184,135
FNMA	263,103	1,193	(3,000)	261,296
GNMA	75,243	64	(928)	74,379
SBA	5,843	28	—	5,871
Total mortgage-backed securities	531,110	1,436	(6,865)	525,681
Total debt securities held-to-maturity	$772,060	$1,967	$(12,367)	$761,660
Total debt securities	$854,438	$1,967	$(13,164)	$843,241

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at June 30, 2018, and December 31, 2017, is as follows (in thousands):

	June 30, 2018	December 31, 2017
Amortized cost	$928,290	$772,060
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	7,813	5,349
Carrying value	$922,756	$764,062
Realized gains were $246,000 and $248,000 for the three and six months ended June 30, 2018, respectively, and there were no realized gains or losses on the sale of securities for the three and six months ended June 30, 2017.
The amortized cost and estimated fair value of investment securities at June 30, 2018 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2018, corporate debt with an amortized cost of $53.7 million and estimated fair value of $51.4 million were callable prior to the maturity date.

June 30, 2018	Amortized Cost	Estimated Fair Value
Less than one year	$50,536	$50,361
Due after one year through five years	165,817	163,396
Due after five years through ten years	90,095	86,235
Due after ten years	15,773	15,977
	$322,221	$315,969
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $552.9 million and $466.4 million, at June 30, 2018 and December 31, 2017, respectively, including $77.3 million and $58.0 million at June 30, 2018 and December 31, 2017, respectively, pledged as collateral for reverse repurchase agreements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at June 30, 2018 and December 31, 2017, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At June 30, 2018
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$65,034	$(765)	$21,953	$(596)	$86,987	$(1,361)
Mortgage-backed securities - FNMA	1,317	(8)	—	—	1,317	(8)
Total debt securities available-for-sale	66,351	(773)	21,953	(596)	88,304	(1,369)
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	14,790	(182)	—	—	14,790	(182)
State and municipal obligations	103,443	(1,679)	16,255	(599)	119,698	(2,278)
Corporate debt securities	6,384	(114)	40,055	(2,976)	46,439	(3,090)
Total investment securities	124,617	(1,975)	56,310	(3,575)	180,927	(5,550)
Mortgage-backed securities:
FHLMC	190,811	(3,936)	61,563	(3,138)	252,374	(7,074)
FNMA	183,931	(5,039)	58,634	(3,046)	242,565	(8,085)
GNMA	69,051	(1,154)	39,052	(1,191)	108,103	(2,345)
SBA	4,641	(87)	—	—	4,641	(87)
Total mortgage-backed securities	448,434	(10,216)	159,249	(7,375)	607,683	(17,591)
Total debt securities held-to-maturity	573,051	(12,191)	215,559	(10,950)	788,610	(23,141)
Total debt securities	$639,402	$(12,964)	$237,512	$(11,546)	$876,914	$(24,510)

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$69,375	$(496)	$12,206	$(301)	$81,581	$(797)
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	14,903	(65)	—	—	14,903	(65)
State and municipal obligations	104,883	(1,153)	14,363	(322)	119,246	(1,475)
Corporate debt securities	4,035	(30)	56,106	(3,932)	60,141	(3,962)
Total investment securities	123,821	(1,248)	70,469	(4,254)	194,290	(5,502)
Mortgage-backed securities:
FHLMC	98,138	(781)	68,238	(2,156)	166,376	(2,937)
FNMA	132,982	(1,058)	65,060	(1,942)	198,042	(3,000)
GNMA	26,105	(223)	45,281	(705)	71,386	(928)
Total mortgage-backed securities	257,225	(2,062)	178,579	(4,803)	435,804	(6,865)
Total debt securities held-to-maturity	381,046	(3,310)	249,048	(9,057)	630,094	(12,367)
Total debt securities	$450,421	$(3,806)	$261,254	$(9,358)	$711,675	$(13,164)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At June 30, 2018, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
Chase Capital	$10,000	$9,275	Baa2/BBB-
Wells Fargo Capital	5,000	4,700	A1/BBB
Huntington Capital	5,000	4,525	Baa2/BB+
Keycorp Capital	5,000	4,625	Baa2/BB+
PNC Capital	5,000	4,666	Baa1/BBB-
State Street Capital	5,000	4,675	A3/BBB
SunTrust Capital	5,000	4,625	Not Rated/BB+
Southern Company	1,519	1,487	Baa2/BBB+
AT&T Inc.	1,512	1,477	Baa2/BBB
	$43,031	$40,055

At June 30, 2018, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at June 30, 2018. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not have the intent to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at June 30, 2018.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Commercial:
Commercial and industrial	$337,699	$187,645
Commercial real estate – owner occupied	716,441	569,497
Commercial real estate – investor	2,068,782	1,186,302
Total commercial	3,122,922	1,943,444
Consumer:
Residential real estate	2,010,648	1,748,590
Home equity loans and lines	364,699	281,143
Other consumer	50,952	1,225
Total consumer	2,426,299	2,030,958
	5,549,221	3,974,402
Purchased credit impaired (“PCI”) loans	12,995	1,712
Total Loans	5,562,216	3,976,114
Deferred origination costs, net	7,510	5,380
Allowance for loan losses	(16,691)	(15,721)
Total loans, net	$5,553,035	$3,965,773

At June 30, 2018 and December 31, 2017, loans in the amount of $18.1 million and $20.9 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. At June 30, 2018, there were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
The recorded investment in mortgage and consumer loans collateralized by residential real estate, which are in the process of foreclosure, amounted to $2.3 million at June 30, 2018. The amount of foreclosed residential real estate property held by the Company was $1.0 million at June 30, 2018.
The Company defines an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At June 30, 2018, the impaired loan portfolio totaled $32.7 million for which there was a specific allocation in the allowance for loan losses of $675,000. At December 31, 2017, the impaired loan portfolio totaled $47.0 million for which there was no specific allocation in the allowance for loan losses. The average balance of impaired loans for the three and six months ended June 30, 2018 was $38.4 million and $41.3 million, respectively, and for the three and six months ended June 30, 2017 was $37.9 million and $35.6 million, respectively.
An analysis of the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$16,817	$16,151	$15,721	$15,183
Provision charged to operations	706	1,165	2,077	1,865
Charge-offs	(1,284)	(1,299)	(1,817)	(1,504)
Recoveries	452	540	710	1,013
Balance at end of period	$16,691	$16,557	$16,691	$16,557

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$2,251	$2,871	$8,838	$2,138	$507	$212	$16,817
Provision (benefit) charged to operations	(186)	(616)	1,166	8	(15)	349	706
Charge-offs	(13)	(90)	(978)	(157)	(46)	—	(1,284)
Recoveries	28	175	32	137	80	—	452
Balance at end of period	$2,080	$2,340	$9,058	$2,126	$526	$561	$16,691
For the three months ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$2,080	$3,449	$7,361	$1,569	$1,136	$556	$16,151
Provision (benefit) charged to operations	160	(342)	1,090	639	(244)	(138)	1,165
Charge-offs	—	(23)	(84)	(1,152)	(40)	—	(1,299)
Recoveries	13	13	—	436	78	—	540
Balance at end of period	$2,253	$3,097	$8,367	$1,492	$930	$418	$16,557
For the six months ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Provision (benefit) charged to operations	283	(923)	2,045	501	(15)	186	2,077
Charge-offs	(56)	(90)	(1,101)	(401)	(169)	—	(1,817)
Recoveries	52	178	162	222	96	—	710
Balance at end of period	$2,080	$2,340	$9,058	$2,126	$526	$561	$16,691
For the six months ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$2,037	$2,999	$6,361	$2,245	$1,110	$431	$15,183
Provision (benefit) charged to operations	(41)	48	2,083	12	(224)	(13)	1,865
Charge-offs	(88)	(73)	(84)	(1,201)	(58)	—	(1,504)
Recoveries	345	123	7	436	102	—	1,013
Balance at end of period	$2,253	$3,097	$8,367	$1,492	$930	$418	$16,557
June 30, 2018
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$675	$—	$—	$—	$—	$—	$675
Collectively evaluated for impairment	1,405	2,340	9,058	2,126	526	561	16,016
Total ending allowance balance	$2,080	$2,340	$9,058	$2,126	$526	$561	$16,691
Loans:
Loans individually evaluated for impairment	$1,698	$5,521	$11,622	$11,028	$2,874	$—	$32,743
Loans collectively evaluated for impairment	336,001	710,920	2,057,160	1,999,620	412,777	—	5,516,478
Total ending loan balance	$337,699	$716,441	$2,068,782	$2,010,648	$415,651	$—	$5,549,221

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,801	3,175	7,952	1,804	614	375	15,721
Total ending allowance balance	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Loans:
Loans individually evaluated for impairment	$864	$15,132	$17,923	$10,605	$2,464	$—	$46,988
Loans collectively evaluated for impairment	186,781	554,365	1,168,379	1,737,985	279,904	—	3,927,414
Total ending loan balance	$187,645	$569,497	$1,186,302	$1,748,590	$282,368	$—	$3,974,402

A summary of impaired loans at June 30, 2018, and December 31, 2017, is as follows, excluding PCI loans (in thousands):

	June 30, 2018	December 31, 2017
Impaired loans with no allocated allowance for loan losses	$31,271	$46,988
Impaired loans with allocated allowance for loan losses	1,472	—
	$32,743	$46,988
Amount of the allowance for loan losses allocated	$675	$—
At June 30, 2018, impaired loans included troubled debt restructured (“TDR”) loans of $28.5 million, of which $24.3 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2017, impaired loans included TDR loans of $42.1 million, of which $33.3 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The summary of loans individually evaluated for impairment by loan portfolio segment as of June 30, 2018, and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of June 30, 2018
With no related allowance recorded:
Commercial and industrial	$239	$226	$—
Commercial real estate – owner occupied	5,532	5,521	—
Commercial real estate – investor	14,024	11,622	—
Residential real estate	11,418	11,028	—
Consumer	3,241	2,874	—
	$34,454	$31,271	$—
With an allowance recorded:
Commercial and industrial	$1,472	$1,472	$675
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$1,472	$1,472	$675
As of December 31, 2017
With no related allowance recorded:
Commercial and industrial	$895	$864	$—
Commercial real estate – owner occupied	15,832	15,132	—
Commercial real estate – investor	19,457	17,923	—
Residential real estate	10,951	10,605	—
Consumer	2,941	2,464	—
	$50,076	$46,988	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$512	$—	$596	$19
Commercial real estate – owner occupied	7,666	36	10,830	24
Commercial real estate – investor	13,177	48	5,655	221
Residential real estate	11,217	112	10,929	187
Consumer	2,682	46	2,375	42
	$35,254	$242	$30,385	$493
With an allowance recorded:
Commercial and industrial	$1,472	$—	$—	$—
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	1,677	—	5,249	13
Residential real estate	—	—	2,156	—
Consumer	—	—	142	—
	$3,149	$—	$7,547	$13

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$629	$16	$486	$24
Commercial real estate – owner occupied	10,155	151	10,927	185
Commercial real estate – investor	14,759	202	4,402	247
Residential real estate	11,013	237	10,517	273
Consumer	2,609	83	2,332	70
	$39,165	$689	$28,664	$799
With an allowance recorded:
Commercial and industrial	$981	$—	$—	$—
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	1,118	—	4,130	68
Residential real estate	—	—	2,641	62
Consumer	—	—	198	6
	$2,099	$—	$6,969	$136
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of June 30, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	June 30, 2018	December 31, 2017
Commercial and industrial	$1,947	$503
Commercial real estate – owner occupied	522	5,962
Commercial real estate – investor	6,364	8,281
Residential real estate	6,858	4,190
Consumer	2,415	1,929
	$18,106	$20,865

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2018
Commercial and industrial	$651	$40	$1,674	$2,365	$335,334	$337,699
Commercial real estate – owner occupied	3,125	—	197	3,322	713,119	716,441
Commercial real estate – investor	12,074	728	3,503	16,305	2,052,477	2,068,782
Residential real estate	15,253	3,673	3,077	22,003	1,988,645	2,010,648
Consumer	1,714	905	1,940	4,559	411,092	415,651
	$32,817	$5,346	$10,391	$48,554	$5,500,667	$5,549,221
December 31, 2017
Commercial and industrial	$2,694	$36	$503	$3,233	$184,412	$187,645
Commercial real estate – owner occupied	222	—	5,402	5,624	563,873	569,497
Commercial real estate – investor	135	1,426	4,507	6,068	1,180,234	1,186,302
Residential real estate	13,197	2,351	3,372	18,920	1,729,670	1,748,590
Consumer	1,067	310	1,687	3,064	279,304	282,368
	$17,315	$4,123	$15,471	$36,909	$3,937,493	$3,974,402
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
As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands) is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Commercial and industrial	$331,369	$2,520	$3,135	$675	$337,699
Commercial real estate – owner occupied	697,195	3,651	15,595	—	716,441
Commercial real estate – investor	2,025,639	22,949	20,194	—	2,068,782
	$3,054,203	$29,120	$38,924	$675	$3,122,922
December 31, 2017
Commercial and industrial	$181,438	$3,153	$3,054	$—	$187,645
Commercial real estate – owner occupied	546,569	4,337	18,591	—	569,497
Commercial real estate – investor	1,146,630	14,644	25,028	—	1,186,302
	$1,874,637	$22,134	$46,673	$—	$1,943,444

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	Residential	Consumer
June 30, 2018
Performing	$2,003,790	$413,236
Non-performing	6,858	2,415
	$2,010,648	$415,651
December 31, 2017
Performing	$1,744,400	$280,439
Non-performing	4,190	1,929
	$1,748,590	$282,368
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at June 30, 2018, and December 31, 2017, were $4.2 million and $8.8 million, respectively, of troubled debt restructurings. At June 30, 2018 and December 31, 2017, the Company had no specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at June 30, 2018, and December 31, 2017, which totaled $24.3 million and $33.3 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2018 and 2017, and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2018
Troubled Debt Restructurings:
Commercial and industrial	1	$259	$259
Commercial real estate – investor	1	1,045	1,045

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2018
Troubled Debt Restructurings:
Commercial and industrial	2	$496	$502
Commercial real estate – investor	2	1,224	1,225
Residential real estate	2	257	270

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended June 30, 2017
Troubled Debt Restructurings:
Commercial and industrial	1	$665	$665
Commercial real estate - owner occupied	1	966	966
Commercial real estate – investor	2	5,036	5,011
Residential real estate	2	658	658

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2017
Troubled Debt Restructurings:
Commercial and industrial	1	$665	$665
Commercial real estate - owner occupied	3	2,609	2,609
Commercial real estate – investor	3	5,662	5,784
Residential real estate	4	1,026	999

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

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

Sun January 31, 2018
Contractually required principal and interest	$22,556
Contractual cash flows not expected to be collected (non-accretable discount)	(6,115)
Expected cash flows to be collected at acquisition	16,441
Interest component of expected cash flows (accretable yield)	(3,535)
Fair value of acquired loans	$12,906
The following table summarizes the changes in accretable yield for PCI loans during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Beginning balance	$3,492	$161	$693	$749
Acquisition	—	3,535	—	—
Accretion	(869)	(1,091)	(152)	(314)
Reclassification from non-accretable difference	566	584	924	1,030
Ending balance	$3,189	$3,189	$1,465	$1,465

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at June 30, 2018 and December 31, 2017 were as follows (in thousands):

Type of Account	June 30, 2018	December 31, 2017
Non-interest-bearing	$1,195,980	$756,513
Interest-bearing checking	2,265,971	1,954,358
Money market deposit	574,269	363,656
Savings	903,777	661,167
Time deposits	879,409	607,104
Total deposits	$5,819,406	$4,342,798
Included in time deposits at June 30, 2018 and December 31, 2017, is $117.0 million and $84.9 million, respectively, in deposits of $250,000 and over.

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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2018. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2018
Items measured on a recurring basis:
Debt securities available-for-sale	$100,369	$—	$100,369	$—
Equity investments	9,539	9,539	—	—
Interest rate swap asset	369	—	369	—
Interest rate swap liability	(369)	—	(369)	—
Items measured on a non-recurring basis:
Other real estate owned	7,854	—	—	7,854
Loans measured for impairment based on the fair value of the underlying collateral	11,832	—	—	11,832
December 31, 2017
Items measured on a recurring basis:
Debt securities available-for-sale	$81,581	$—	$81,581	$—
Equity investments	8,700	8,700	—	—
Items measured on a non-recurring basis:
Other real estate owned	8,186	—	—	8,186
Loans measured for impairment based on the fair value of the underlying collateral	16,496	—	—	16,496

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of June 30, 2018 and December 31, 2017 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
June 30, 2018	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$254,469	$254,469	$—	$—
Debt securities held-to-maturity	922,756	—	893,814	13,175
Restricted equity investments	66,981	—	—	66,981
Loans receivable, net and loans held-for-sale (1)	5,553,954	—	—	5,459,399
Financial Liabilities:
Deposits other than time deposits	4,939,997	—	4,939,997	—
Time deposits	879,409	—	863,981	—
Federal Home Loan Bank advances and other borrowings	773,655	—	779,701	—
Securities sold under agreements to repurchase with retail customers	62,176	62,176	—	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2017	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$109,613	$109,613	$—	$—
Debt securities held-to-maturity	764,062	—	751,182	10,478
Restricted equity investments	19,724	—	—	19,724
Loans receivable, net and loans held-for-sale (1)	3,966,014	—	—	3,962,689
Financial Liabilities:
Deposits other than time deposits	3,735,694	—	3,735,694	—
Time deposits	607,104	—	599,677	—
Federal Home Loan Bank advances and other borrowings	345,210	—	341,820	—
Securities sold under agreements to repurchase with retail customers	79,668	79,668	—	—
(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price notion as of June 30, 2018. The fair value of loans was measured using the entry price notion as of December 31, 2017.

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
Customer Derivatives – Interest Rate Swaps
As a result of the Sun acquisition, the Company acquired interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized $0 and $2,000 in other income resulting from fair value adjustments during the three and six months ended June 30, 2018, respectively.

The table below presents the notional and fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition as of June 30, 2018 (in thousands):

	June 30, 2018
Balance Sheet Location	Notional	Fair Value
Other assets	$12,530	$369
Other liabilities	12,530	369
Credit risk-related Contingent Features
As a result of the Sun acquisition, the Company is a party to an International Swaps and Derivatives Association agreement with a third party broker-dealer that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at June 30, 2018 was $1.8 million. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $369,000 at June 30, 2018.

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
Item 1A. Risk Factors
In addition to the risk factors relevant to the Company set forth in Part I, Item 1A, “Risk Factors,” in the 2017 Form 10-K, stockholders and investors of the Company should consider the following risk factor. There were no other material changes to risk factors relevant to the Company’s operations since December 31, 2017.
Recent New Jersey legislative changes may increase tax expense. In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase the Company’s state income tax liability and could increase the overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, and the Company cannot yet fully evaluate the impact of the legislation on overall tax expense or the valuation of the deferred tax asset. It is likely that the Company will lose the benefit of various tax management strategies, and as a result, the total tax expense will increase, although the deferred tax asset valuation may also increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares of which 154,804 shares remain available for repurchase. On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares of which all shares authorized for repurchase remain available at June 30, 2018. There were 1,754,804 shares available for repurchase at June 30, 2018 under these two stock repurchase programs. The Company did not repurchase shares of its common stock during the three month period ended June 30, 2018.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
3.1	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp., effective June 1, 2018	Incorporated by reference to Exhibit 3.1A of the Registrant’s Current Report on Form 8-K filed June 4, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 8, 2018	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	August 8, 2018	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp., effective June 1, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.