Form 10-Q
period 2018-09-30
OCEANFIRST FINANCIAL CORP
filed 2018-11-08
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
As of November 5, 2018 there were 48,400,470 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2018	June 30, 2018	September 30, 2017
SELECTED FINANCIAL CONDITION DATA(1):
Total assets	$7,562,589	$7,736,903	$5,383,800
Loans receivable, net	5,543,959	5,553,035	3,870,109
Deposits	5,854,250	5,819,406	4,350,259
Stockholders’ equity	1,029,844	1,012,568	596,140
SELECTED OPERATING DATA:
Net interest income	61,504	61,447	43,056
Provision for loan losses	907	706	1,165
Other income	8,285	8,883	7,359
Operating expenses	39,533	50,904	30,733
Net income	24,071	15,702	12,817
Diluted earnings per share	0.50	0.32	0.39
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	21.29	20.97	18.30
Tangible stockholders’ equity per common share (2)	13.93	13.56	13.47
Cash dividend per share	0.15	0.15	0.15
Stockholders’ equity to total assets	13.62%	13.09%	11.07%
Tangible stockholders’ equity to total tangible assets (2)	9.35	8.87	8.39
Return on average assets (3) (4)	1.26	0.84	0.95
Return on average stockholders’ equity (3) (4)	9.36	6.23	8.60
Return on average tangible stockholders’ equity (2) (3) (4)	14.39	9.64	11.74
Net interest rate spread	3.48	3.57	3.41
Net interest margin	3.64	3.70	3.50
Operating expenses to average assets (3) (4)	2.07	2.71	2.29
Efficiency ratio (4) (5)	56.65	72.38	60.96
Loan to deposit ratio	94.70	95.42	88.96
ASSET QUALITY:
Non-performing loans	$19,239	$18,106	$15,121
Non-performing assets	25,470	25,960	24,455
Allowance for loan losses as a percent of total loans receivable	0.30%	0.30%	0.42%
Allowance for loan losses as a percent of total non-performing loans	87.43	92.18	109.68
Non-performing loans as a percent of total loans receivable	0.35	0.33	0.39
Non-performing assets as a percent of total assets	0.34	0.34	0.45

(1)	With the exception of end of quarter ratios, all ratios are based on average daily balances.

(2)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(3)	Ratios are annualized.

(4)
Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $2.0 million, or $1.6 million, net of tax benefit, for the quarter ended September 30, 2018; and $8.4 million, or $6.7 million, net of tax benefit, for the quarter ended June 30, 2018; and $3.2 million, or $2.1 million, net of tax benefit, for the quarter ended September 30, 2017.

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
Highlights of the Company’s financial results and corporate activities for the three months ended September 30, 2018 were as follows:
Return on average assets for the three months ended September 30, 2018 of 1.26% and return on average tangible stockholders’ equity of 14.39%.

On October 25, 2018, the Company announced the planned acquisition of Capital Bank of New Jersey (“Capital Bank”). Capital Bank is an in-market opportunity that provides an excellent funding base with a 0.46% average cost of deposits and a 70.0% loan-to-deposit ratio.

Net income for the three months ended September 30, 2018, was $24.1 million, or $0.50 per diluted share, as compared to $12.8 million, or $0.39 per diluted share, for the corresponding prior year period. Net income for the nine months ended September 30, 2018, was $45.2 million, or $0.95 per diluted share, as compared to $32.5 million, or $0.98 per diluted share, for the corresponding prior year period. Net income for the three and nine months ended September 30, 2018, included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $1.6 million and $22.9 million, respectively. Net income for the three and nine months ended September 30, 2017, included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $2.1 million and $8.6 million, respectively. Excluding these items, net income for the three and nine months ended September 30, 2018 increased over the same prior year period, primarily due to the acquisition of Sun and the expense savings from the successful integration during 2017 of Ocean Shore, which was acquired on November 30, 2016.

Net interest income for the three and nine months ended September 30, 2018, increased to $61.5 million and $178.7 million, respectively, as compared to $43.1 million and $126.7 million, respectively, for the same prior year periods, reflecting an increase in interest-earning assets and a higher net interest margin, as a result of the acquisition of Sun.

For the three months ended September 30, 2018, other income increased to $8.3 million as compared to $7.4 million for the corresponding prior year period, including an additional $2.3 million relating to Sun. Operating expenses increased to $39.5 million for the three months ended September 30, 2018 as compared to $30.7 million in the same prior year period. Operating expenses for the three months ended September 30, 2018, included $2.0 million of merger related and branch consolidation expenses, as compared to $3.2 million in the same prior year period. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Sun acquisition, which added $8.2 million.

The Company remains well-capitalized with a tangible common equity to tangible assets ratio of 9.35% at September 30, 2018.

The Company declared a quarterly cash dividend of $0.17 per share, an increase of $0.02 per share, or 13%. The dividend, related to the quarter ended September 30, 2018, of $0.17 per share will be paid on November 16, 2018 to stockholders of record on November 5, 2018.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2018 and September 30, 2017. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$88,706	$172	0.77%	$183,514	$438	0.95%
Securities (1)	1,080,784	6,713	2.46	817,867	4,263	2.07
Loans receivable, net (2)
Commercial	3,101,665	38,726	4.95	1,865,970	22,423	4.77
Residential	2,027,880	20,438	4.03	1,737,739	17,588	4.05
Home Equity	361,127	4,628	5.08	279,900	3,289	4.66
Other	52,764	705	5.30	1,112	29	10.35
Allowance for loan loss net of deferred loan fees	(9,350)	—	—	(12,370)	—	—
Loans Receivable, net	5,534,086	64,497	4.62	3,872,351	43,329	4.44
Total interest-earning assets	6,703,576	71,382	4.22	4,873,732	48,030	3.91
Non-interest-earning assets	865,054			460,795
Total assets	$7,568,630			$5,334,527
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,300,270	2,313	0.40%	$1,852,421	1,173	0.25%
Money market	578,446	680	0.47	389,035	299	0.30
Savings	896,682	265	0.12	672,548	59	0.03
Time deposits	864,264	2,541	1.17	620,308	1,595	1.02
Total	4,639,662	5,799	0.50	3,534,312	3,126	0.35
FHLB Advances	475,536	2,542	2.12	264,652	1,153	1.73
Securities sold under agreements to repurchase	61,336	41	0.27	74,285	30	0.16
Other borrowings	99,438	1,496	5.97	56,502	665	4.67
Total interest-bearing liabilities	5,275,972	9,878	0.74	3,929,751	4,974	0.50
Non-interest-bearing deposits	1,210,650			781,047
Non-interest-bearing liabilities	61,272			32,360
Total liabilities	6,547,894			4,743,158
Stockholders’ equity	1,020,736			591,369
Total liabilities and equity	$7,568,630			$5,334,527
Net interest income		$61,504			$43,056
Net interest rate spread (3)			3.48%			3.41%
Net interest margin (4)			3.64%			3.50%
Total cost of deposits (including non-interest-bearing deposits)			0.39%			0.29%

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$101,513	$660	0.87%	$180,821	$1,058	0.78%
Securities (1)	1,085,725	19,407	2.39	769,932	12,186	2.12
Loans receivable, net (2)
Commercial	2,995,847	110,920	4.95	1,849,246	65,619	4.74
Residential	1,941,594	59,117	4.06	1,720,185	52,231	4.05
Home Equity	357,490	13,335	4.99	283,419	9,760	4.60
Other	20,796	857	5.51	1,180	69	7.82
Allowance for loan loss net of deferred loan fees	(10,233)	—	—	(12,338)	—	—
Loans Receivable, net	5,305,494	184,229	4.64	3,841,692	127,679	4.44
Total interest-earning assets	6,492,732	204,296	4.21	4,792,445	140,923	3.93
Non-interest-earning assets	824,691			461,752
Total assets	$7,317,423			$5,254,197
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,313,012	6,099	0.35%	$1,746,601	3,086	0.24%
Money market	567,575	1,924	0.45	418,681	891	0.28
Savings	876,695	727	0.11	675,684	285	0.06
Time deposits	862,555	6,760	1.05	628,126	4,559	0.97
Total	4,619,837	15,510	0.45	3,469,092	8,821	0.34
FHLB Advances	391,956	5,954	2.03	258,147	3,340	1.73
Securities sold under agreements to repurchase	68,173	125	0.25	74,729	82	0.15
Other borrowings	93,046	4,046	5.81	56,450	1,967	4.66
Total interest-bearing liabilities	5,173,012	25,635	0.66	3,858,418	14,210	0.49
Non-interest-bearing deposits	1,121,695			781,608
Non-interest-bearing liabilities	55,881			28,351
Total liabilities	6,350,588			4,668,377
Stockholders equity	966,835			585,820
Total liabilities and equity	$7,317,423			$5,254,197
Net interest income		$178,661			$126,713
Net interest rate spread (3)			3.55%			3.44%
Net interest margin (4)			3.68%			3.54%
Total cost of deposits (including non-interest-bearing deposits)			0.36%			0.28%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets increased by $2.147 billion, to $7.563 billion at September 30, 2018, from $5.416 billion at December 31, 2017, primarily as a result of the acquisition of Sun, which added $2.043 billion to total assets. Restricted equity investments increased by $37.4 million, to $57.1 million at September 30, 2018, from $19.7 million at December 31, 2017, primarily due to the addition of Federal Reserve Bank stock as a result of converting to a national bank charter. Loans receivable, net, increased by $1.578 billion, to $5.544 billion at September 30, 2018, from $3.966 billion at December 31, 2017, primarily due to acquired loans of $1.517 billion as well as purchased loans totaling $146.7 million. As part of the acquisition of Sun, the Company’s goodwill balance increased to $338.1 million at September 30, 2018, from $150.5 million at December 31, 2017, and the core deposit intangible increased to $18.0 million, from $8.9 million at December 31, 2017.

Deposits increased by $1.511 billion, to $5.854 billion at September 30, 2018, from $4.343 billion at December 31, 2017, due to acquired deposits of $1.616 billion. The loan-to-deposit ratio at September 30, 2018 was 94.7%, as compared to 91.3% at December 31, 2017. Federal Home Loan Bank advances increased by $168.1 million, to $456.8 million at September 30, 2018, from $288.7 million at December 31, 2017 due to the acquisition of Sun and to fund loan growth.

Stockholders’ equity increased to $1.030 billion at September 30, 2018, as compared to $601.9 million at December 31, 2017. The acquisition of Sun added $402.6 million to stockholders’ equity. At September 30, 2018, there were 1.8 million shares available for repurchase under the Company’s stock repurchase programs. For the nine months ended September 30, 2018, the Company did not repurchase any shares under these repurchase programs. During 2018, the Company contributed an additional $8.4 million to the existing Employee Stock Ownership Plan. The purchased shares will be allocated to employees over the next nine years. Tangible stockholders’ equity per common share increased to $13.93 at September 30, 2018, as compared to $13.58 at December 31, 2017.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2018 and September 30, 2017
General
On January 31, 2018, the Company completed its acquisition of Sun and its results of operations from February 1, 2018 through September 30, 2018 are included in the consolidated results for the three and nine months ended September 30, 2018, but are not included in the results of operations for the corresponding prior year periods.

Net income for the three months ended September 30, 2018, was $24.1 million, or $0.50 per diluted share, as compared to $12.8 million, or $0.39 per diluted share, for the corresponding prior year period. Net income for the nine months ended September 30, 2018, was $45.2 million, or $0.95 per diluted share, as compared to $32.5 million, or $0.98 per diluted share, for the corresponding prior year period. Net income for the three and nine months ended September 30, 2018, included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $1.6 million and $22.9 million, respectively. Net income for the three and nine months ended September 30, 2017, included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $2.1 million and $8.6 million, respectively. Excluding these items, net income for the three and nine months ended September 30, 2018, increased over the same prior year period, primarily due to the acquisition of Sun and the expense savings from the successful integration during 2017 of Ocean Shore, which was acquired on November 30, 2016.

Interest Income
Interest income for the three and nine months ended September 30, 2018 increased to $71.4 million and $204.3 million, respectively, as compared to $48.0 million and $140.9 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased by $1.830 billion and $1.700 billion for the three and nine months ended September 30, 2018, respectively, as compared to the same prior year periods. The averages for the three and nine months ended September 30, 2018, were favorably impacted by $1.636 billion and $1.509 billion, respectively, of interest-earning assets acquired from Sun. Average loans receivable, net, increased by $1.662 billion and $1.464 billion for the three and nine months ended September 30, 2018, respectively, as compared to the same prior year periods. The increases attributable to the acquisition of Sun were $1.398 billion and $1.279 billion, respectively. For the three and nine months ended September 30, 2018, the yield on average interest-earning assets increased to 4.22% and 4.21%, respectively, from 3.91% and 3.93% in the corresponding prior periods. The yields on average interest-earning assets benefited from the accretion of purchase accounting adjustments on the Sun acquisition, and to a lesser extent, the impact of Federal Reserve rate increases.
Interest Expense
Interest expense for the three and nine months ended September 30, 2018 was $9.9 million and $25.6 million, respectively, as compared to $5.0 million and $14.2 million, respectively, in the corresponding prior year periods. Average interest-bearing liabilities increased $1.346 billion and $1.315 billion for the three and nine months ended September 30, 2018, respectively, as compared to the same prior year periods. For the three and nine months ended September 30, 2018, the cost of average interest-bearing liabilities increased to 0.74% and 0.66%, respectively, from 0.50% and 0.49%, respectively, in the corresponding prior year periods. The total cost of deposits (including non-interest bearing deposits) was 0.39% and 0.36% for the three and nine months ended September 30, 2018, respectively, as compared to 0.29% and 0.28%, respectively, in the same prior year periods.
Net Interest Income

Net interest income for the three and nine months ended September 30, 2018, increased to $61.5 million and $178.7 million, respectively, as compared to $43.1 million and $126.7 million, respectively, for the same prior year periods, reflecting an increase in interest-earning assets and a higher net interest margin. The net interest margin for the three and nine months ended September 30, 2018, increased to 3.64% and 3.68%, from 3.50% and 3.54%, respectively, for the same prior year periods. The net interest margin benefited from the accretion of purchase accounting adjustments on the Sun acquisition of $2.8 million and $8.2 million for the three and nine months ended September 30, 2018, respectively.
Provision for Loan Losses

For the three and nine months ended September 30, 2018, the provision for loan losses was $907,000 and $3.0 million, respectively, as compared to $1.2 million and $3.0 million, respectively, for the corresponding prior year periods. Net loan charge-offs were $777,000 and $1.9 million for the three and nine months ended September 30, 2018, respectively, as compared to net loan charge-offs of $1.1 million and $1.6 million, respectively, in the corresponding prior year periods. Non-performing loans totaled $19.2 million at September 30, 2018, as compared to $15.1 million at September 30, 2017.
Other Income

For the three and nine months ended September 30, 2018, other income increased to $8.3 million and $26.1 million, respectively, as compared to $7.4 million and $20.3 million, respectively, for the corresponding prior year periods. The increases were primarily due to the impact of the Sun acquisition, which added $2.3 million and $6.1 million to other income for the three and nine months ended September 30, 2018, respectively, as compared to the same prior year periods. Excluding the Sun acquisition, the decrease in other income for the three months ended September 30, 2018, was primarily due to an increase in the loss from real estate operations of $2.0 million, of which $900,000 related to a write-down attributable to a hotel, golf, and banquet facility, partially offset by increases in fees and service charges of $449,000. Excluding the Sun acquisition, the decrease in other income for the nine months ended September 30, 2018, was primarily due to an increase in the loss from real estate operations of $2.8 million, of which $1.4 million related to the year-to-date write-down on the property noted above, partially offset by increases in fees and service charges of $763,000, an increase in the gain on sales of loans of $580,000, mostly related to the sale of one non-performing commercial loan relationship during the first quarter of 2018, rental income of $491,000 received primarily for January and February 2018 on the Company’s acquired administrative office, and increased bankcard services revenue of $443,000.
Operating Expenses
Operating expenses increased to $39.5 million and $147.3 million for the three and nine months ended September 30, 2018, respectively, as compared to $30.7 million and $98.8 million, respectively, in the same prior year periods. Operating expenses for the three and nine months ended September 30, 2018, included $2.0 million and $28.8 million, respectively, of merger related and branch consolidation expenses, as compared to $3.2 million and $13.2 million, respectively, in the same prior year periods. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Sun acquisition, which added $8.2 million and $27.5 million for the three and nine months ended September 30, 2018, respectively. Excluding the Sun acquisition, the remaining increase in operating expenses for the three months ended September 30, 2018 over the prior year period was primarily due to increases in compensation and employee benefits expense of $852,000 as a result of higher incentive and stock plan expenses, occupancy expense of $402,000, equipment expense of $296,000, and marketing expenses of $208,000. Excluding the Sun acquisition, the remaining increase in operating expenses for the nine months ended September 30, 2018 over the prior year period was primarily due to increases in compensation and employee benefits expense of $3.2 million as a result of higher incentive and stock plan expenses, occupancy expenses of $1.2 million, and service bureau expense of $838,000.
Provision for Income Taxes

The provision for income taxes was $5.3 million and $9.3 million for the three and nine months ended September 30, 2018, respectively, as compared to $5.7 million and $12.7 million, respectively, for the same prior year periods. The effective tax rate was 18.0% and 17.1% for the three and nine months ended September 30, 2018, respectively, as compared to 30.8% and 28.0%, respectively, for the same prior year periods. The lower effective tax rate for the three and nine months ended September 30, 2018 primarily resulted from the Tax Cuts and Jobs Act (“Tax Reform”), enacted during the fourth quarter of 2017. In addition, the State of New Jersey enacted new legislation on July 1, 2018, creating a temporary surtax effective for tax years 2018 through 2021, and requiring companies to file combined tax returns beginning 2019. The new legislation did not impact the Company’s deferred tax asset or state income tax expense for the three and nine months ended September 30, 2018. The Company will continue to evaluate the effect of this legislation on tax expense in future periods.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (“FHLB”) advances and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit.
At September 30, 2018, the Company had $171.0 million of outstanding overnight borrowings from the FHLB, compared to $30.0 million of outstanding overnight borrowings at December 31, 2017. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings totaled $456.8 million and $288.7 million, respectively, at September 30, 2018 and December 31, 2017.
The Company’s cash needs for the nine months ended September 30, 2018 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, and increased borrowings. The cash was principally utilized for the purchase of loans receivable, loan originations, the purchase of securities, and to fund deposit outflows. The Company’s cash needs for the nine months ended September 30, 2017 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, deposit growth, and increased borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At September 30, 2018, outstanding undrawn lines of credit totaled $835.2 million and outstanding commitments to originate loans totaled $213.4 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $452.4 million at September 30, 2018. Based upon historical experience, management is opportunistic about renewing time deposits on an as needed basis.
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
Under the Company’s common stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. For the nine months ended September 30, 2018 and 2017, the Company did not repurchase any shares of common stock. At September 30, 2018, there were 1,754,804 shares available to be repurchased under the stock repurchase programs authorized in July of 2014 and April of 2017.
Cash dividends on common stock declared and paid during the first nine months of 2018 were $21.4 million, as compared to $14.4 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the acquisition of Sun. On October 25, 2018, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend is payable on November 16, 2018 to stockholders of record at the close of business on November 5, 2018.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank N.A., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the nine months ended September 30, 2018, the Company received a dividend payment of $24.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. At September 30, 2018, OceanFirst Financial Corp. held $26.0 million in cash.
As of September 30, 2018 and December 31, 2017, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2018	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$687,155	9.58%	$286,867	4.000%		$358,584	5.00%
Common equity Tier 1 (to risk-weighted assets)	687,155	13.17	332,614	6.375	(1)	339,136	6.50
Tier 1 capital (to risk-weighted assets)	687,155	13.17	410,876	7.875	(1)	417,398	8.00
Total capital (to risk-weighted assets)	704,983	13.51	515,225	9.875	(1)	521,747	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$696,209	9.69%	$287,298	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	634,120	12.14	332,920	6.375	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	696,209	13.33	411,255	7.875	(1)	N/A	N/A
Total capital (to risk-weighted assets)	749,037	14.34	515,700	9.875	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2017	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$459,031	8.75%	$209,760	4.000%		$262,200	5.00%
Common equity Tier 1 (to risk-weighted assets)	459,031	12.41	212,705	5.750	(2)	240,450	6.50
Tier 1 capital (to risk-weighted assets)	459,031	12.41	268,194	7.250	(2)	295,938	8.00
Total capital (to risk-weighted assets)	475,379	12.85	342,178	9.250	(2)	369,923	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$465,554	8.87%	$209,943	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	449,991	12.15	212,907	5.750	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	465,554	12.57	268,448	7.250	(2)	N/A	N/A
Total capital (to risk-weighted assets)	516,902	13.96	342,502	9.250	(2)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 1.875%.

(2)	Includes the Capital Conservation Buffer of 1.25%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At September 30, 2018, the Company maintained tangible common equity of $673.8 million, for a tangible common equity to assets ratio of 9.35%. At December 31, 2017, the Company maintained tangible common equity of $442.6 million, for a tangible common equity to assets ratio of 8.42%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At September 30, 2018 and December 31, 2017, the reserve for repurchased loans and loss sharing obligations amounted to $1.5 million and $463,000, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2018 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$617,323	$318,696	$144,664	$55,063	$98,900
Commitments to Fund Undrawn Lines of Credit
Commercial	506,457	506,457	—	—	—
Consumer/Construction	328,770	328,770	—	—	—
Commitments to Originate Loans	213,390	213,390	—	—	—
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

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$1,727	$503
Commercial real estate – owner occupied	511	5,962
Commercial real estate – investor	8,082	8,281
Residential mortgage	6,390	4,190
Home equity loans and lines	2,529	1,929
Total non-performing loans	19,239	20,865
Other real estate owned	6,231	8,186
Total non-performing assets	$25,470	$29,051
Purchased credit impaired loans (“PCI”)	$9,700	$1,712
Delinquent loans 30-89 days	$26,691	$20,796
Allowance for loan losses as a percent of total loans receivable	0.30%	0.40%
Allowance for loan losses as a percent of total non-performing loans	87.43	75.35
Non-performing loans as a percent of total loans receivable	0.35	0.52
Non-performing assets as a percent of total assets	0.34	0.54

The Company’s non-performing loans totaled $19.2 million at September 30, 2018, as compared to $20.9 million at December 31, 2017. Included in the non-performing loans total was $3.6 million and $8.8 million of troubled debt restructured (“TDR”) loans at September 30, 2018 and December 31, 2017, respectively. The decrease in non-performing loans was primarily due to the sale of one commercial loan relationship. Non-performing loans do not include $9.7 million and $1.7 million of acquired PCI loans at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the allowance for loan losses totaled $16.8 million, or 0.30% of total loans, as compared to $15.7 million, or 0.40% of total loans at December 31, 2017. These ratios exclude existing fair value credit marks on acquired loans of $34.4 million and $17.5 million at September 30, 2018 and December 31, 2017, respectively. These loans were acquired at fair value with no related allowances for loan losses. Other real estate owned includes $5.1 million relating to the hotel, golf and banquet facility located in New Jersey which the Company acquired in the fourth quarter of 2015. The Company has executed a letter of intent with a qualified buyer for this facility at the current carrying value with the closing expected prior to year-end.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	September 30, 2018	December 31, 2017
Special Mention	$33,612	$25,489
Substandard	78,978	60,661
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

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines and the Company’s ability to successfully integrate acquired operations. These risks and uncertainties are further discussed in the Company’s 2017 Form 10-K and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2017 Form 10-K, as amended by its subsequent SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2018, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2018, the Company’s one-year gap was positive 5.32% as compared to positive 4.62% at December 31, 2017. These results were within the approved policy guidelines.

At September 30, 2018	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$107,012	$1,233	$2,695	$—	$—	$110,940
Debt investment securities	68,524	39,023	113,281	43,598	50,805	315,231
Debt mortgage-backed securities	64,959	80,784	201,216	139,595	188,666	675,220
Equity investments	—	—	—	—	9,519	9,519
Restricted equity investments	—	—	—	—	57,143	57,143
Loans receivable (2)	1,092,223	859,120	1,576,920	946,494	1,078,048	5,552,805
Total interest-earning assets	1,332,718	980,160	1,894,112	1,129,687	1,384,181	6,720,858
Interest-bearing liabilities:
Interest-bearing checking accounts	804,190	126,943	285,606	224,098	891,378	2,332,215
Money market deposit accounts	14,584	41,605	96,696	79,008	352,357	584,250
Savings accounts	48,706	73,543	166,145	130,129	469,276	887,799
Time deposits	127,479	326,793	276,535	119,137	3,167	853,111
FHLB advances	181,547	76,064	144,468	54,727	—	456,806
Securities sold under agreements to repurchase and other borrowings	61,044	72,541	196	336	26,400	160,517
Total interest-bearing liabilities	1,237,550	717,489	969,646	607,435	1,742,578	5,274,698
Interest sensitivity gap (3)	$95,168	$262,671	$924,466	$522,252	$(358,397)	$1,446,160
Cumulative interest sensitivity gap	$95,168	$357,839	$1,282,305	$1,804,557	$1,446,160	$1,446,160
Cumulative interest sensitivity gap as a percent of total interest-earning assets	1.42%	5.32%	19.08%	26.85%	21.52%	21.52%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2018 and December 31, 2017. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2017 Form 10-K.

	September 30, 2018					December 31, 2017
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,356,051	(0.7)%	19.7%	$260,994	0.7%	$844,117	5.0%	16.8%	$169,653	(2.3)%
200	1,386,005	1.5	19.6	261,230	0.8	850,511	5.8	16.5	171,758	(1.1)
100	1,390,317	1.8	19.1	260,702	0.6	838,066	4.3	15.9	173,119	(0.3)
Static	1,365,705	—	18.3	259,236	—	803,722	—	14.9	173,590	—
(100)	1,303,544	(4.6)	17.1	255,449	(1.5)	737,232	(8.3)	13.3	170,383	(1.8)
The change in interest rate sensitivity at September 30, 2018, as compared to December 31, 2017, is primarily due to the full integration of Sun into the Bank’s operations.

Item 4.    Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$148,362	$109,613
Debt securities available-for-sale, at estimated fair value	100,015	81,581
Debt securities held-to-maturity, net (estimated fair value of $864,173 at September 30, 2018 and $761,660 at December 31, 2017)	883,540	764,062
Equity investments, at estimated fair value	9,519	8,700
Restricted equity investments, at cost	57,143	19,724
Loans receivable, net	5,543,959	3,965,773
Loans held-for-sale	732	241
Interest and dividends receivable	20,822	14,254
Other real estate owned	6,231	8,186
Premises and equipment, net	112,320	101,776
Bank Owned Life Insurance	221,190	134,847
Deferred tax asset	59,052	1,922
Assets held for sale	7,552	4,046
Other assets	36,094	41,895
Core deposit intangible	17,954	8,885
Goodwill	338,104	150,501
Total assets	$7,562,589	$5,416,006
Liabilities and Stockholders’ Equity
Deposits	$5,854,250	$4,342,798
Federal Home Loan Bank advances	456,806	288,691
Securities sold under agreements to repurchase with retail customers	61,044	79,668
Other borrowings	99,473	56,519
Advances by borrowers for taxes and insurance	16,654	11,156
Other liabilities	44,518	35,233
Total liabilities	6,532,745	4,814,065
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 48,382,370 shares issued and 48,382,370 and 32,596,893 shares outstanding at September 30, 2018 and December 31, 2017, respectively	483	336
Additional paid-in capital	756,954	354,377
Retained earnings	286,462	271,023
Accumulated other comprehensive loss	(3,943)	(5,349)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(10,112)	(2,479)
Treasury stock, 0 and 969,879 shares at September 30, 2018 and December 31, 2017, respectively	—	(15,967)
Common stock acquired by Deferred Compensation Plan	(87)	(84)
Deferred Compensation Plan Liability	87	84
Total stockholders’ equity	1,029,844	601,941
Total liabilities and stockholders’ equity	$7,562,589	$5,416,006

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Interest income:
Loans	$64,497	$43,329	$184,229	$127,679
Mortgage-backed securities	4,105	2,738	12,087	8,189
Debt securities, equity investments and other	2,780	1,963	7,980	5,055
Total interest income	71,382	48,030	204,296	140,923
Interest expense:
Deposits	5,799	3,126	15,510	8,821
Borrowed funds	4,079	1,848	10,125	5,389
Total interest expense	9,878	4,974	25,635	14,210
Net interest income	61,504	43,056	178,661	126,713
Provision for loan losses	907	1,165	2,984	3,030
Net interest income after provision for loan losses	60,597	41,891	175,677	123,683
Other income:
Bankcard services revenue	2,425	1,785	6,717	5,202
Wealth management revenue	573	541	1,721	1,622
Fees and service charges	4,735	3,702	14,551	11,163
Net gain on sales of loans	31	17	654	74
Net unrealized loss on equity investments	(70)	—	(282)	—
Net (loss) income from other real estate operations	(1,582)	432	(2,975)	(196)
Income from Bank Owned Life Insurance	1,337	881	3,813	2,436
Other	836	1	1,880	23
Total other income	8,285	7,359	26,079	20,324
Operating expenses:
Compensation and employee benefits	19,694	14,673	64,189	46,138
Occupancy	4,443	2,556	13,582	7,965
Equipment	2,067	1,605	6,004	5,006
Marketing	1,021	775	2,475	2,245
Federal deposit insurance	927	713	2,857	2,079
Data processing	3,125	2,367	9,968	6,809
Check card processing	799	871	2,904	2,640
Professional fees	1,066	846	3,746	2,901
Other operating expense	3,366	2,667	9,928	8,258
Amortization of core deposit intangible	995	507	2,828	1,544
Branch consolidation expense	1,368	1,455	2,911	6,939
Merger related expenses	662	1,698	25,863	6,300
Total operating expenses	39,533	30,733	147,255	98,824
Income before provision for income taxes	29,349	18,517	54,501	45,183
Provision for income taxes	5,278	5,700	9,301	12,669
Net income	$24,071	$12,817	$45,200	$32,514
Basic earnings per share	$0.50	$0.40	$0.97	$1.01
Diluted earnings per share	$0.50	$0.39	$0.95	$0.98
Average basic shares outstanding	47,685	32,184	46,451	32,073
Average diluted shares outstanding	48,572	33,106	47,403	33,110
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$24,071	$12,817	$45,200	$32,514
Other comprehensive income:
Unrealized (loss) gain on debt securities (net of tax benefit of $46 and $207 in 2018, and net of tax benefit of $8 and net of tax expense of $50 in 2017, respectively)	(179)	(12)	(772)	72
Accretion of unrealized (gain) loss on debt securities reclassified to held-to-maturity (net of tax expense of $336 and $854 in 2018, and net of tax expense of $122 and $365 in 2017, respectively)	(110)	176	1,836	528
Reclassification adjustment for gains included in net income (net of tax expense of $0 and $53 in 2018)	—	—	195	—
Total comprehensive income	$23,782	$12,981	$46,459	$33,114
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2018 and 2017

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2016	$—	$336	$364,433	$238,192	$(5,749)	$(2,761)	$(22,548)	$(313)	$313	$571,903
Net income	—	—	—	32,514	—	—	—	—	—	32,514
Other comprehensive income, net of tax	—	—	—	—	600	—	—	—	—	600
Stock awards	—	—	1,678	—	—	—	—	—	—	1,678
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(1,645)	782	—	—	863	—	—	—
Allocation of ESOP stock	—	—	480	—	—	212	—	—	—	692
Cash dividend $0.45 per share	—	—	—	(14,439)	—	—	—	—	—	(14,439)
Exercise of stock options	—	—	—	(2,125)	—	—	5,317	—	—	3,192
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	230	(230)	—
Balance at September 30, 2017	$—	$336	$353,817	$266,053	$(5,149)	$(2,549)	$(16,368)	$(83)	$83	$596,140
Balance at December 31, 2017	$—	$336	$354,377	$271,023	$(5,349)	$(2,479)	$(15,967)	$(84)	$84	$601,941
Net income	—	—	—	45,200	—	—	—	—	—	45,200
Other comprehensive income, net of tax	—	—	—	—	1,259	—	—	—	—	1,259
Stock awards	—	2	2,528	—	—	—	—	—	—	2,530
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	—	(147)	147	—	—	—	—	—
Acquisition of common stock by ESOP	—	—	—	—	—	(8,400)	—	—	—	(8,400)
Allocation of ESOP stock	—	—	482	—	—	767	—	—	—	1,249
Cash dividend $0.45 per share	—	—	—	(21,425)	—	—	—	—	—	(21,425)
Exercise of stock options	—	4	12,919	(8,189)	—	—	202	—	—	4,936
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	—	—	402,554
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—
Balance at September 30, 2018	$—	$483	$756,954	$286,462	$(3,943)	$(10,112)	$—	$(87)	$87	$1,029,844
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$45,200	$32,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,581	4,606
Allocation of ESOP stock	1,249	692
Stock awards	2,530	1,678
Net excess tax benefit on stock compensation	(722)	(1,700)
Amortization of servicing asset	86	67
Net premium amortization in excess of discount accretion on securities	2,988	2,153
Net amortization of deferred costs on borrowings	196	33
Amortization of core deposit intangible	2,828	1,544
Net accretion of purchase accounting adjustments	(12,807)	(6,281)
Net amortization of deferred costs and discounts on loans	493	300
Provision for loan losses	2,984	3,030
Net loss on sale and write-down of other real estate owned	1,949	737
Write down of fixed assets held for sale to net realizable value	3,744	6,350
Net (gain) loss on sale of fixed assets	(26)	13
Net unrealized loss on equity securities	282	—
Net gain on sales of loans	(654)	(74)
Proceeds from sales of mortgage loans held for sale	2,053	3,837
Mortgage loans originated for sale	(2,503)	(2,551)
Increase in value of Bank Owned Life Insurance	(3,813)	(2,436)
Net gain on sale of assets held for sale	(1,166)	—
Increase in interest and dividends receivable	(947)	(1,638)
Decrease in other assets	13,452	4,012
(Decrease) increase in other liabilities	(1,744)	15,810
Total adjustments	17,033	30,182
Net cash provided by operating activities	62,233	62,696
Cash flows from investing activities:
Net decrease (increase) in loans receivable	85,935	(57,646)
Proceeds from sale of under performing loans	8,724	6,022
Purchase of loans receivable	(147,563)	(16,627)
Purchase of debt investment securities available-for-sale	(28,010)	(54,810)
Purchase of debt investment securities held-to-maturity	(4,017)	(111,593)
Purchase of debt mortgage-backed securities held-to-maturity	—	(120,210)
Purchase of equity investments	(138)	—
Proceeds from maturities and calls of debt investment securities available-for-sale	14,001	—
Proceeds from maturities and calls of debt investment securities held-to-maturity	41,246	13,020
Principal repayments on debt mortgage-backed securities held-to-maturity	91,717	73,313
Proceeds from Bank Owned Life Insurance	2,708	310
Proceeds from the redemption of restricted equity investments	83,806	19,010
Purchases of restricted equity investments	(104,408)	(18,169)
Proceeds from sales of other real estate owned	646	2,777
Proceeds from sales of assets held for sale	7,488	—
Purchases of premises and equipment	(10,424)	(9,031)
Cash consideration paid for acquisition, net of cash received	(3,743)	—
Net cash provided by (used in) investing activities	37,968	(273,634)

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(103,522)	$163,182
Increase in short-term borrowings	122,376	5,391
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan Bank advances	(56,607)	(1,438)
Repayments of other borrowings	(342)	—
Increase in advances by borrowers for taxes and insurance	5,498	341
Exercise of stock options	4,936	3,192
Payment of employee taxes withheld from stock awards	(3,235)	(1,406)
Acquisition of common stock by ESOP	(8,400)	—
Dividends paid	(21,425)	(14,439)
Net cash (used in) provided by financing activities	(60,721)	164,823
Net increase (decrease) in cash and due from banks and restricted cash	39,480	(46,115)
Cash and due from banks and restricted cash at beginning of period	109,613	301,373
Cash and due from banks and restricted cash at end of period	$149,093	$255,258
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$109,613	$301,373
Restricted cash at beginning of period	—	—
Cash and due from banks and restricted cash at beginning of period	$109,613	$301,373
Cash and due from banks at end of period	$148,362	$255,258
Restricted cash at end of period	731	—
Cash and due from banks and restricted cash at end of period	149,093	255,258
Cash paid during the period for:
Interest	$26,637	$14,333
Income taxes	143	8
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	2,690	865
Net loan charge-offs	1,884	1,629
Transfer of premises and equipment to assets held-for-sale	11,092	5,078
Transfer of loans receivable to other real estate owned	640	3,389
Acquisition:
Non-cash assets acquired:
Securities	$254,522	$—
Restricted equity investments	16,967	—
Loans	1,517,172	—
Premises and equipment	19,892	—
Accrued interest receivable	5,621	—
Bank Owned Life Insurance	85,238	—
Deferred tax asset	57,712	—
Other assets	5,246	—
Goodwill and other intangible assets, net	199,500	—
Total non-cash assets acquired	$2,161,870	$—
Liabilities assumed:
Deposits	$1,616,073	$—
Borrowings	127,747	—
Other liabilities	11,752	—
Total liabilities assumed	$1,755,572	$—

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
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for all of 2018. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Sun, net of total consideration paid (in thousands):

At January 31, 2018
Estimated Fair Value
Total Purchase Price:	$474,930
Assets acquired:
Cash and cash equivalents	$68,632
Securities	254,522
Loans	1,517,172
Accrued interest receivable	5,621
Bank Owned Life Insurance	85,238
Deferred tax asset	57,712
Other assets	42,105
Core deposit intangible	11,897
Total assets acquired	2,042,899
Liabilities assumed:
Deposits	(1,616,073)
Borrowings	(127,747)
Other liabilities	(11,752)
Total liabilities assumed	(1,755,572)
Net assets acquired	$287,327
Goodwill recorded in the merger	$187,603
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents the unaudited condensed pro forma financial information assuming the Sun acquisition had been completed as of January 1, 2018 for the nine months ended September 30, 2018 and as of January 1, 2017 for the nine months ended September 30, 2017. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Sun’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

(in thousands)	Pro forma Nine Months Ended September 30, 2018	Pro forma Nine Months Ended September 30, 2017
Net interest income	$184,887	$181,572
Provision for loan losses	2,984	2,199
Non-interest income	26,894	29,590
Non-interest expense	164,538	146,154
Net income	$35,575	$45,027
Fully diluted earnings per share	$0.74	$0.93

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding	48,337	32,545	46,913	32,456
Less: Unallocated ESOP shares	(546)	(306)	(401)	(315)
Unallocated incentive award shares and shares held by deferred compensation plan	(106)	(55)	(61)	(68)
Average basic shares outstanding	47,685	32,184	46,451	32,073
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	887	922	952	1,037
Average diluted shares outstanding	48,572	33,106	47,403	33,110
For the three months ended September 30, 2018 and 2017, antidilutive stock options of 463,000 and 476,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2018 and 2017, antidilutive stock options of 464,000 and 244,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity at September 30, 2018, and December 31, 2017, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2018
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$100,450	$—	$(1,577)	$98,873
Mortgage-backed securities - FNMA	1,153	—	(11)	1,142
Total debt securities available-for-sale	$101,603	$—	$(1,588)	$100,015
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	$14,974	$—	$(192)	$14,782
State and municipal obligations	134,988	—	(2,885)	132,103
Corporate debt securities	64,819	921	(3,035)	62,705
Total investment securities	214,781	921	(6,112)	209,590
Mortgage-backed securities:
FHLMC	249,884	45	(8,126)	241,803
FNMA	289,210	755	(9,382)	280,583
GNMA	130,847	176	(2,858)	128,165
SBA	4,126	—	(94)	4,032
Total mortgage-backed securities	674,067	976	(20,460)	654,583
Total debt securities held-to-maturity	$888,848	$1,897	$(26,572)	$864,173
Total debt securities	$990,451	$1,897	$(28,160)	$964,188
At December 31, 2017
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$82,378	$—	$(797)	$81,581
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	$14,968	$—	$(65)	$14,903
State and municipal obligations	149,958	219	(1,475)	148,702
Corporate debt securities	76,024	312	(3,962)	72,374
Total investment securities	240,950	531	(5,502)	235,979
Mortgage-backed securities:
FHLMC	186,921	151	(2,937)	184,135
FNMA	263,103	1,193	(3,000)	261,296
GNMA	75,243	64	(928)	74,379
SBA	5,843	28	—	5,871
Total mortgage-backed securities	531,110	1,436	(6,865)	525,681
Total debt securities held-to-maturity	$772,060	$1,967	$(12,367)	$761,660
Total debt securities	$854,438	$1,967	$(13,164)	$843,241

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at September 30, 2018, and December 31, 2017, is as follows (in thousands):

	September 30, 2018	December 31, 2017
Amortized cost	$888,848	$772,060
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	8,039	5,349
Carrying value	$883,540	$764,062
Realized gains were $0 and $248,000 for the three and nine months ended September 30, 2018, respectively, and there were no realized gains or losses on the sale of securities for the three and nine months ended September 30, 2017.
The amortized cost and estimated fair value of investment securities at September 30, 2018 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2018, corporate debt securities with an amortized cost of $53.8 million and estimated fair value of $51.8 million were callable prior to the maturity date.

September 30, 2018	Amortized Cost	Estimated Fair Value
Less than one year	$56,753	$56,522
Due after one year through five years	156,879	153,904
Due after five years through ten years	90,804	86,373
Due after ten years	10,795	11,664
	$315,231	$308,463
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $578.5 million and $466.4 million, at September 30, 2018 and December 31, 2017, respectively, including $76.8 million and $58.0 million at September 30, 2018 and December 31, 2017, respectively, pledged as collateral for securities sold under agreements to repurchase.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at September 30, 2018 and December 31, 2017, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At September 30, 2018
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$57,252	$(675)	$41,621	$(902)	$98,873	$(1,577)
Mortgage-backed securities - FNMA	1,142	(11)	—	—	1,142	(11)
Total debt securities available-for-sale	58,394	(686)	41,621	(902)	100,015	(1,588)
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	9,835	(129)	4,947	(63)	14,782	(192)
State and municipal obligations	52,779	(744)	67,500	(2,141)	120,279	(2,885)
Corporate debt securities	4,903	(68)	41,583	(2,967)	46,486	(3,035)
Total investment securities	67,517	(941)	114,030	(5,171)	181,547	(6,112)
Mortgage-backed securities:
FHLMC	125,973	(2,463)	112,290	(5,663)	238,263	(8,126)
FNMA	120,922	(3,594)	112,293	(5,788)	233,215	(9,382)
GNMA	52,813	(1,042)	51,237	(1,816)	104,050	(2,858)
SBA	4,032	(94)	—	—	4,032	(94)
Total mortgage-backed securities	303,740	(7,193)	275,820	(13,267)	579,560	(20,460)
Total debt securities held-to-maturity	371,257	(8,134)	389,850	(18,438)	761,107	(26,572)
Total debt securities	$429,651	$(8,820)	$431,471	$(19,340)	$861,122	$(28,160)

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. agency obligations	$69,375	$(496)	$12,206	$(301)	$81,581	$(797)
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	14,903	(65)	—	—	14,903	(65)
State and municipal obligations	104,883	(1,153)	14,363	(322)	119,246	(1,475)
Corporate debt securities	4,035	(30)	56,106	(3,932)	60,141	(3,962)
Total investment securities	123,821	(1,248)	70,469	(4,254)	194,290	(5,502)
Mortgage-backed securities:
FHLMC	98,138	(781)	68,238	(2,156)	166,376	(2,937)
FNMA	132,982	(1,058)	65,060	(1,942)	198,042	(3,000)
GNMA	26,105	(223)	45,281	(705)	71,386	(928)
Total mortgage-backed securities	257,225	(2,062)	178,579	(4,803)	435,804	(6,865)
Total debt securities held-to-maturity	381,046	(3,310)	249,048	(9,057)	630,094	(12,367)
Total debt securities	$450,421	$(3,806)	$261,254	$(9,358)	$711,675	$(13,164)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At September 30, 2018, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
Chase Capital	$10,000	$9,350	Baa2/BBB-
Wells Fargo Capital	5,000	4,650	A1/BBB
Huntington Capital	5,000	4,525	Baa2/BB+
Keycorp Capital	5,000	4,600	Baa2/BB+
PNC Capital	5,000	4,678	Baa1/BBB-
State Street Capital	5,000	4,700	A3/BBB
SunTrust Capital	5,000	4,625	Not Rated/BB+
Southern Company	1,516	1,485	Baa2/BBB+
AT&T Inc.	1,510	1,480	Baa2/BBB
Celgene	1,524	1,490	Baa2/BBB+
	$44,550	$41,583

At September 30, 2018, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at September 30, 2018. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at September 30, 2018.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Commercial:
Commercial and industrial	$342,555	$187,645
Commercial real estate – owner occupied	734,720	569,497
Commercial real estate – investor	2,011,897	1,186,302
Total commercial	3,089,172	1,943,444
Consumer:
Residential real estate	2,019,918	1,748,590
Home equity loans and lines	358,728	281,143
Other consumer	74,555	1,225
Total consumer	2,453,201	2,030,958
	5,542,373	3,974,402
Purchased credit impaired (“PCI”) loans	9,700	1,712
Total Loans	5,552,073	3,976,114
Deferred origination costs, net	8,707	5,380
Allowance for loan losses	(16,821)	(15,721)
Total loans, net	$5,543,959	$3,965,773

At September 30, 2018 and December 31, 2017, loans in the amount of $19.2 million and $20.9 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. At September 30, 2018, there were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
The recorded investment in mortgage and consumer loans collateralized by residential real estate, which are in the process of foreclosure, amounted to $2.1 million at September 30, 2018. The amount of foreclosed residential real estate property held by the Company was $447,000 at September 30, 2018.
The Company defines an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At September 30, 2018, the impaired loan portfolio totaled $33.1 million for which there was no specific allocation in the allowance for loan losses. At December 31, 2017, the impaired loan portfolio totaled $47.0 million for which there was no specific allocation in the allowance for loan losses. The average balance of impaired loans for the three and nine months ended September 30, 2018 was $32.9 million and $39.2 million, respectively, and for the three and nine months ended September 30, 2017 was $43.1 million and $38.0 million, respectively.
An analysis of the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$16,691	$16,557	$15,721	$15,183
Provision charged to operations	907	1,165	2,984	3,030
Charge-offs	(891)	(1,357)	(2,708)	(2,861)
Recoveries	114	219	824	1,232
Balance at end of period	$16,821	$16,584	$16,821	$16,584

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$2,080	$2,340	$9,058	$2,126	$526	$561	$16,691
Provision (benefit) charged to operations	(520)	187	661	578	57	(56)	907
Charge-offs	(146)	—	(138)	(535)	(72)	—	(891)
Recoveries	28	1	9	57	19	—	114
Balance at end of period	$1,442	$2,528	$9,590	$2,226	$530	$505	$16,821
For the three months ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$2,253	$3,097	$8,367	$1,492	$930	$418	$16,557
Provision (benefit) charged to operations	(180)	119	81	1,465	(122)	(198)	1,165
Charge-offs	(6)	—	—	(1,284)	(67)	—	(1,357)
Recoveries	50	—	24	128	17	—	219
Balance at end of period	$2,117	$3,216	$8,472	$1,801	$758	$220	$16,584
For the nine months ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Provision (benefit) charged to operations	(238)	(734)	2,706	1,079	41	130	2,984
Charge-offs	(202)	(91)	(1,239)	(936)	(240)	—	(2,708)
Recoveries	81	178	171	279	115	—	824
Balance at end of period	$1,442	$2,528	$9,590	$2,226	$530	$505	$16,821
For the nine months ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$2,037	$2,999	$6,361	$2,245	$1,110	$431	$15,183
Provision (benefit) charged to operations	(221)	167	2,164	1,477	(346)	(211)	3,030
Charge-offs	(94)	(73)	(84)	(2,485)	(125)	—	(2,861)
Recoveries	395	123	31	564	119	—	1,232
Balance at end of period	$2,117	$3,216	$8,472	$1,801	$758	$220	$16,584
September 30, 2018
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,442	2,528	9,590	2,226	530	505	16,821
Total ending allowance balance	$1,442	$2,528	$9,590	$2,226	$530	$505	$16,821
Loans:
Loans individually evaluated for impairment	$1,738	$5,446	$12,760	$10,454	$2,690	$—	$33,088
Loans collectively evaluated for impairment	340,817	729,274	1,999,137	2,009,464	430,593	—	5,509,285
Total ending loan balance	$342,555	$734,720	$2,011,897	$2,019,918	$433,283	$—	$5,542,373

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,801	3,175	7,952	1,804	614	375	15,721
Total ending allowance balance	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Loans:
Loans individually evaluated for impairment	$864	$15,132	$17,923	$10,605	$2,464	$—	$46,988
Loans collectively evaluated for impairment	186,781	554,365	1,168,379	1,737,985	279,904	—	3,927,414
Total ending loan balance	$187,645	$569,497	$1,186,302	$1,748,590	$282,368	$—	$3,974,402

A summary of impaired loans at September 30, 2018, and December 31, 2017, is as follows, excluding PCI loans (in thousands):

	September 30, 2018	December 31, 2017
Impaired loans with no allocated allowance for loan losses	$33,088	$46,988
Impaired loans with allocated allowance for loan losses	—	—
	$33,088	$46,988
Amount of the allowance for loan losses allocated	$—	$—
At September 30, 2018, impaired loans included troubled debt restructured (“TDR”) loans of $27.8 million, of which $24.2 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2017, impaired loans included TDR loans of $42.1 million, of which $33.3 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The summary of loans individually evaluated for impairment by loan portfolio segment as of September 30, 2018, and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of September 30, 2018
With no related allowance recorded:
Commercial and industrial	$1,824	$1,738	$—
Commercial real estate – owner occupied	5,459	5,446	—
Commercial real estate – investor	15,290	12,760	—
Residential real estate	10,828	10,454	—
Consumer	3,009	2,690	—
	$36,410	$33,088	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—
As of December 31, 2017
With no related allowance recorded:
Commercial and industrial	$895	$864	$—
Commercial real estate – owner occupied	15,832	15,132	—
Commercial real estate – investor	19,457	17,923	—
Residential real estate	10,951	10,605	—
Consumer	2,941	2,464	—
	$50,076	$46,988	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$982	$69	$908	$26
Commercial real estate – owner occupied	5,484	75	11,217	335
Commercial real estate – investor	12,191	102	11,147	240
Residential real estate	10,741	119	12,791	128
Consumer	2,782	33	2,495	36
	$32,180	$398	$38,558	$765
With an allowance recorded:
Commercial and industrial	$736	$—	$—	$—
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	—	—	4,551	13
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$736	$—	$4,551	$13

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$906	$85	$588	$50
Commercial real estate – owner occupied	8,978	226	11,080	520
Commercial real estate – investor	14,259	304	6,550	487
Residential real estate	10,873	356	11,009	401
Consumer	2,629	116	2,368	106
	$37,645	$1,087	$31,595	$1,564
With an allowance recorded:
Commercial and industrial	$736	$—	$—	$—
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	838	—	4,233	81
Residential real estate	—	—	1,981	62
Consumer	—	—	148	6
	$1,574	$—	$6,362	$149
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of September 30, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	September 30, 2018	December 31, 2017
Commercial and industrial	$1,727	$503
Commercial real estate – owner occupied	511	5,962
Commercial real estate – investor	8,082	8,281
Residential real estate	6,390	4,190
Consumer	2,529	1,929
	$19,239	$20,865

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2018
Commercial and industrial	$55	$37	$28	$120	$342,435	$342,555
Commercial real estate – owner occupied	3,433	876	197	4,506	730,214	734,720
Commercial real estate – investor	2,788	666	7,938	11,392	2,000,505	2,011,897
Residential real estate	11,674	6,462	3,567	21,703	1,998,215	2,019,918
Consumer	1,720	776	2,120	4,616	428,667	433,283
	$19,670	$8,817	$13,850	$42,337	$5,500,036	$5,542,373
December 31, 2017
Commercial and industrial	$2,694	$36	$503	$3,233	$184,412	$187,645
Commercial real estate – owner occupied	222	—	5,402	5,624	563,873	569,497
Commercial real estate – investor	135	1,426	4,507	6,068	1,180,234	1,186,302
Residential real estate	13,197	2,351	3,372	18,920	1,729,670	1,748,590
Consumer	1,067	310	1,687	3,064	279,304	282,368
	$17,315	$4,123	$15,471	$36,909	$3,937,493	$3,974,402
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
As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands) is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial and industrial	$330,996	$423	$11,136	$—	$342,555
Commercial real estate – owner occupied	709,902	2,202	22,616	—	734,720
Commercial real estate – investor	1,955,483	23,180	33,234	—	2,011,897
	$2,996,381	$25,805	$66,986	$—	$3,089,172
December 31, 2017
Commercial and industrial	$181,438	$3,153	$3,054	$—	$187,645
Commercial real estate – owner occupied	546,569	4,337	18,591	—	569,497
Commercial real estate – investor	1,146,630	14,644	25,028	—	1,186,302
	$1,874,637	$22,134	$46,673	$—	$1,943,444

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2018 and December 31, 2017, excluding PCI loans (in thousands):

	Residential	Consumer
September 30, 2018
Performing	$2,013,528	$430,754
Non-performing	6,390	2,529
	$2,019,918	$433,283
December 31, 2017
Performing	$1,744,400	$280,439
Non-performing	4,190	1,929
	$1,748,590	$282,368
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at September 30, 2018, and December 31, 2017, were $3.6 million and $8.8 million, respectively, of troubled debt restructurings. At September 30, 2018 and December 31, 2017, the Company had no specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at September 30, 2018, and December 31, 2017, which totaled $24.2 million and $33.3 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2018 and 2017, and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2018
Troubled Debt Restructurings:
Commercial real estate – owner occupied	1	49	50
Commercial real estate – investor	1	171	210

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Commercial real estate – investor	1	$2,820
Consumer	1	30

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2018
Troubled Debt Restructurings:
Commercial and industrial	2	$496	$502
Commercial real estate – owner occupied	1	49	50
Commercial real estate – investor	3	1,395	1,435
Residential real estate	2	257	270

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Commercial real estate – investor	1	$2,820
Consumer	1	30

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended September 30, 2017
Troubled Debt Restructurings:
Commercial real estate - owner occupied	1	$700	$700
Commercial real estate – investor	1	700	700
Residential real estate	2	328	357

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2017
Troubled Debt Restructurings:
Commercial and industrial	1	$665	$665
Commercial real estate - owner occupied	4	3,309	3,309
Commercial real estate – investor	4	6,362	6,484
Residential real estate	6	1,354	1,356

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the changes in accretable yield for PCI loans during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Beginning balance	$2,300	$161	$1,465	$749
Acquisition	—	2,646	—	—
Accretion	(368)	(1,459)	(328)	(642)
Reclassification from non-accretable difference	470	1,054	13	1,043
Ending balance	$2,402	$2,402	$1,150	$1,150
Note 6. Deposits
The major types of deposits at September 30, 2018 and December 31, 2017 were as follows (in thousands):

Type of Account	September 30, 2018	December 31, 2017
Non-interest-bearing	$1,196,875	$756,513
Interest-bearing checking	2,332,215	1,954,358
Money market deposit	584,250	363,656
Savings	887,799	661,167
Time deposits	853,111	607,104
Total deposits	$5,854,250	$4,342,798
Included in time deposits at September 30, 2018 and December 31, 2017, is $119.4 million and $84.9 million, respectively, in deposits of $250,000 and over.

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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU updates the disclosure requirements on Fair Value measurements by 1) removing: the disclosures for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements; 2) modifying: disclosures for timing of liquidation of an investee’s assets and disclosures for uncertainty in measurement as of reporting date; and 3) adding: disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring level 3 fair value measurements and disclosures for the range and weighted average of the significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted to any removed or modified disclosures and delay adoption of additional disclosures until the effective date. With the exception of the following, which should be applied prospectively, disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement, all other changes should be applied retrospectively to all periods presented upon the effective date. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2018. The fair value hierarchy is as follows:
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Interest Rate Swaps
The Company’s interest rate swaps are reported at fair value utilizing models provided by an independent, third-party and observable market data. When entering into an interest rate swap agreement, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of our contract counterparty.
Other Real Estate Owned and Impaired Loans
Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals.
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2018
Items measured on a recurring basis:
Debt securities available-for-sale	$100,015	$—	$100,015	$—
Equity investments	9,519	9,519	—	—
Interest rate swap asset	557	—	557	—
Interest rate swap liability	636	—	636	—
Items measured on a non-recurring basis:
Other real estate owned	6,231	—	—	6,231
Loans measured for impairment based on the fair value of the underlying collateral	13,001	—	—	13,001
December 31, 2017
Items measured on a recurring basis:
Debt securities available-for-sale	$81,581	$—	$81,581	$—
Equity investments	8,700	8,700	—	—
Items measured on a non-recurring basis:
Other real estate owned	8,186	—	—	8,186
Loans measured for impairment based on the fair value of the underlying collateral	16,496	—	—	16,496

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and decides as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations known as bond anticipation notes (“BANs”) where management utilized Level 3 inputs.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2018 and December 31, 2017 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
September 30, 2018	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$148,362	$148,362	$—	$—
Debt securities held-to-maturity	883,540	—	852,348	11,825
Restricted equity investments	57,143	—	—	57,143
Loans receivable, net and loans held-for-sale (1)	5,544,691	—	—	5,464,517
Financial Liabilities:
Deposits other than time deposits	5,001,139	—	5,001,139	—
Time deposits	853,111	—	836,692	—
Federal Home Loan Bank advances and other borrowings	556,279	—	559,107	—
Securities sold under agreements to repurchase with retail customers	61,044	61,044	—	—

		Fair Value Measurements at Reporting Date Using:
December 31, 2017	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets:
Cash and due from banks	$109,613	$109,613	$—	$—
Debt securities held-to-maturity	764,062	—	751,182	10,478
Restricted equity investments	19,724	—	—	19,724
Loans receivable, net and loans held-for-sale (1)	3,966,014	—	—	3,962,689
Financial Liabilities:
Deposits other than time deposits	3,735,694	—	3,735,694	—
Time deposits	607,104	—	599,677	—
Federal Home Loan Bank advances and other borrowings	345,210	—	341,820	—
Securities sold under agreements to repurchase with retail customers	79,668	79,668	—	—
(1) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price notion as of September 30, 2018. The fair value of loans was measured using the entry price notion as of December 31, 2017.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9. Derivatives, Hedging Activities and Other Financial Instruments
The Company enters into derivative financial instruments which involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures, seeking to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The derivative financial instruments entered into by the Company are an economic hedge of a derivative offering to Bank customers. The Company does not use derivative financial instruments for trading purposes.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized a loss of $78,000 and a loss of $76,000 in other income resulting from fair value adjustments during the three and nine months ended September 30, 2018, respectively.

The table below presents the notional and fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition as of September 30, 2018 (in thousands):

	September 30, 2018
Balance Sheet Location	Notional	Fair Value
Other assets	$59,729	$557
Other liabilities	59,729	636
Credit risk-related Contingent Features
The Company is a party to an International Swaps and Derivatives Association agreement with a third party broker-dealer that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at September 30, 2018 was $3.3 million. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $636,000 at September 30, 2018.
Note 10. Subsequent Event

On October 25, 2018, the Company announced the execution of a definitive agreement and plan of merger (the “merger agreement”) with Capital Bank of New Jersey (“Capital Bank”). The transaction is subject to receipt of the approval of Capital Bank’s stockholders and required regulatory approval. Subject to receipt of those approvals and fulfillment of other customary closing conditions, the Company expects to close the transaction in the first quarter of 2019.

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
Recent New Jersey legislative changes may increase tax expense. In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase the Company’s state income tax liability and could increase the overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. The new legislation did not impact the Company’s deferred tax asset or state income tax expense for the three and nine months ended September 30, 2018. The Company will continue to evaluate the impact of this legislation on tax expense in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2014, the Company announced the authorization of the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares of which 154,804 shares remain available for repurchase. On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares of which all shares authorized for repurchase remain available at September 30, 2018. There were 1,754,804 shares available for repurchase at September 30, 2018 under these two stock repurchase programs. The Company did not repurchase shares of its common stock during the three month period ended September 30, 2018.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
2.1	Agreement and Plan of Merger, dated as of October 25, 2018, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and Capital bank of New Jersey	Incorporated by reference to Exhibit 2.1 of the Registrant’s current report on Form 8-K filed October 26, 2018.
3.1	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp., effective June 1, 2018	Incorporated by reference to Exhibit 3.1A of the Registrant’s Current Report on Form 8-K filed June 4, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	November 8, 2018	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	November 8, 2018	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of October 25, 2018, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and Capital bank of New Jersey
3.1	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp., effective June 1, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.