Form 10-K
period 2018-12-31
OCEANFIRST FINANCIAL CORP
filed 2019-03-18
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-11713
OceanFirst Financial Corp.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3412577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 West Front Street, Red Bank, New Jersey 07701
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐ .
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised final accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $1,417,204,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of March 8, 2019 was 51,398,302.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A. (the “Bank”). At December 31, 2018, the Company had consolidated total assets of $7.5 billion and total stockholders’ equity of $1.0 billion. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.
The Company has been the holding company for the Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”). Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company. The conversions on January 31, 2018 do not change the entities which regulate and supervise the Bank and Company. The Bank’s principal business has been, and continues to be, attracting retail and business deposits in the communities surrounding its branch offices and investing those deposits primarily in loans, consisting of commercial real estate and other commercial loans which have become a key focus of the Bank and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from fees and service charges on loan and deposit products, Bankcard services, wealth management services and the sale of alternative investment products, e.g., mutual funds, annuities and life insurance. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, investment maturities, Federal Home Loan Bank (“FHLB”) advances and other borrowings.
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

Market Area and Competition
The Bank is a regional bank, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank operates its business through its branch office and headquarters located in Toms River, its administrative office located in Red Bank, 58 additional branch offices and three deposit production facilities located throughout central and southern New Jersey. The Bank also operates commercial loan production offices in New York City, the Philadelphia area and in Atlantic, Cape May, and Mercer Counties in New Jersey.

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
The Bank’s future growth opportunities will be partly influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition both in making loans and in attracting deposits. In addition, rapid technological changes and consumer preferences may result in increased competition for the Company’s other services, while a number of well-funded technology focused companies are innovating in the payments, distributed ledger, and cryptocurrency networks to disintermediate portions of the traditional banking model. The state of New Jersey, including the Bank’s primary market areas of central and southern New Jersey, is an attractive market to many financial institutions. Many of the Bank’s competitors are branches of significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large banking competitors through its local presence and ability to deliver personalized service.
Community Involvement
The Bank proudly promotes a higher quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. Through the Foundation, established in 1996, OceanFirst has granted over $37 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development and the arts.
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
On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”) which added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. The Sun acquisition was another in-market transaction which enhanced the Bank’s position in its central and southern New Jersey markets.
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”). Based on the $24.01 per share closing price of the Company’s common stock on January 31, 2019, the total transaction value was $76.8 million. The acquisition added $498 million to assets, $311 million to loans, and $449 million to deposits. This in-market transaction provides the Bank with significant market share in Cumberland and Atlantic counties in New Jersey.
These acquisitions have provided the Company with the opportunity to grow business lines, expand its geographic footprint and improve financial performance. The Company will continue to evaluate potential acquisition opportunities for those that can be expected to create stockholder value.

Lending Activities
Loan Portfolio Composition. At December 31, 2018, the Bank had total loans outstanding of $5.589 billion, of which $2.764 billion, or 49.5% of total loans, were commercial real estate, multi-family and land loans. The remainder of the portfolio consisted of $2.045 billion of one-to-four family residential mortgage loans, or 36.6% of total loans; $475.2 million of consumer loans, primarily home equity loans and lines of credit, or 8.5% of total loans; and, $305.0 million of commercial loans, or 5.5% of total loans. At December 31, 2018 the Bank did not have any loans available-for-sale. At that same date, 35.3% of the Bank’s total loans had adjustable interest rates.
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

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Real estate:
Commercial real estate, multi-family and land	$2,764,024	49.46%	$1,757,106	44.19%	$1,668,872	43.72%	$818,445	41.19%	$649,951	38.09%
One-to-four family	2,044,523	36.58	1,749,166	43.99	1,704,405	44.66	830,497	41.80	772,911	45.31
Consumer (1)	475,170	8.50	282,438	7.10	290,676	7.62	193,160	9.72	199,349	11.68
Commercial and industrial	304,996	5.46	187,645	4.72	152,810	4.00	144,788	7.29	83,946	4.92
Total loans	5,588,713	100.00%	3,976,355	100.00%	3,816,763	100.00%	1,986,890	100.00%	1,706,157	100.00%
Deferred origination costs, net	7,086		5,380		3,414		3,232		3,207
Allowance for loan losses	(16,577)		(15,721)		(15,183)		(16,722)		(16,317)
Total loans, net	5,579,222		3,966,014		3,804,994		1,973,400		1,693,047
Less:
Loans held for sale	—		241		1,551		2,697		4,201
Loans receivable, net	$5,579,222		$3,965,773		$3,803,443		$1,970,703		$1,688,846
Total loans:
Adjustable rate	$1,974,387	35.33%	$1,266,817	31.86%	$1,192,998	31.26%	$750,816	37.79%	$634,835	37.21%
Fixed rate	3,614,326	64.67	2,709,538	68.14	2,623,765	68.74	1,236,074	62.21	1,071,322	62.79
	$5,588,713	100.00%	$3,976,355	100.00%	$3,816,763	100.00%	$1,986,890	100.00%	$1,706,157	100.00%

(1)	Consists primarily of home equity loans and lines of credit and student loans, and to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2018. The table does not include principal prepayments.

	At December 31, 2018
	Commercial Real Estate, Multi-Family and Land	One-to- Four Family	Consumer	Commercial and Industrial	Total Loans Receivable
	(in thousands)
One year or less	$320,471	$55,663	$3,297	$106,317	$485,748
After one year:
More than one year to three years	620,387	4,794	7,442	50,408	683,031
More than three years to five years	473,558	16,519	18,840	56,158	565,075
More than five years to ten years	1,095,448	136,825	130,596	61,733	1,424,602
More than ten years to twenty years	199,742	413,266	283,954	12,221	909,183
More than twenty years	54,418	1,417,456	31,041	18,159	1,521,074
Total due after December 31, 2019	2,443,553	1,988,860	471,873	198,679	5,102,965
Total amount due	$2,764,024	$2,044,523	$475,170	$304,996	5,588,713
Deferred origination costs, net					7,086
Allowance for loan losses					(16,577)
Loans receivable, net					5,579,222
Less: Loans held for sale					—
Total loans, net					$5,579,222
The following table sets forth at December 31, 2018, the dollar amount of total loans receivable, contractually due after December 31, 2019, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
Commercial real estate, multi-family and land	$1,395,683	$1,047,870	$2,443,553
One-to-four family	1,600,987	387,873	1,988,860
Consumer	269,839	202,034	471,873
Commercial and industrial	84,615	114,064	198,679
Total loans receivable	$3,351,124	$1,751,841	$5,102,965

Origination, Sale and Servicing of Loans. The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held-for-sale, for the periods indicated.

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total loans:
Beginning balance	$3,976,355	$3,816,763	$1,986,890
Loans originated:
Commercial real estate, multi-family and land	327,513	295,519	122,806
One-to-four family	395,387	298,272	163,663
Consumer	68,489	68,872	43,780
Commercial and industrial	87,549	165,191	138,495
Total loans originated	878,938	827,854	468,744
Loans purchased	199,580	37,337	37,561
Net loans acquired in acquisition	1,517,345	—	1,930,853
Total	6,572,218	4,681,954	4,424,048
Less:
Principal repayments	965,520	680,118	522,226
Sales of loans	13,152	16,371	78,736
Charge-offs (gross)	3,841	5,384	4,490
Transfer to other real estate owned	992	3,726	1,833
Total loans	$5,588,713	$3,976,355	$3,816,763
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
At December 31, 2018, the Bank’s total loans outstanding were $5.589 billion, of which $2.764 billion, or 49.5% of total loans, were commercial real estate loans, as compared to $1.757 billion, or 44.2% of total loans, at December 31, 2017. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders and has commercial lending teams in various New Jersey counties including Atlantic, Cape May, Mercer, Monmouth, and Ocean as well as teams in New York City and the Philadelphia area. Of the total commercial real estate portfolio, 26.8% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property.
The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2018, the Bank had an outstanding balance in commercial construction loans of $181.7 million, as compared to $108.0 million at December 31, 2017.
The Bank also originates multi-family mortgage loans and land loans on a limited basis. The Bank’s multi-family loans and land loans at December 31, 2018 totaled $387.0 million and $8.7 million, respectively, as compared to $90.1 million and $10.9 million, respectively, at December 31, 2017.
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
At December 31, 2018, $2.045 billion, or 36.6% of total loans, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loans was approximately $238,000 at December 31, 2018.

The Bank currently offers several ARM loan programs with interest rates which adjust every three, five or ten years. The Bank’s ARM loans generally provide for periodic caps of 2% or 3% and an overall cap of 6% on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.50% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.50% above the one-year U.S. Treasury constant maturity yield.
Generally, ARM loans pose credit risks different than the risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of ARM loans with an initial fixed period of five years or less must qualify based on the greater of the note rate plus 2% or the fully-indexed rate. Seven- to ten-year ARMs must qualify based on the note rate. The Bank does not originate ARM loans that can result in negative amortization.
The Bank’s fixed-rate mortgage loans are currently made for terms from 10 to 30 years. Prior to the fourth quarter of 2014, the Bank generally retained the servicing on loans sold. Currently, servicing rights are generally sold as part of the loan sale. The Bank generally holds its residential loans for its portfolio, and may sell a portion of its longer-term, fixed-rate loans after reviewing volume and yield and after evaluating interest rate risk and capital management considerations. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates. Prior to 2017, the Bank generally sold much of its 30-year, fixed-rate, one-to-four family loans in the secondary mortgage market primarily to manage interest rate risk. With the rise in market interest rates and the reduction in refinance volume, the Bank retained most of its 30-year fixed-rate loan originations in 2017 and 2018 to replace repayments on the existing residential mortgage loan portfolio.
The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 59% at December 31, 2018 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the Consumer Financial Protection Bureau (“CFPB”) regulations. See “Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank.”
Included in the Bank’s one-to-four family loan balance at December 31, 2018, were residential construction loans which totaled $55.3 million. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Most of the Bank’s residential construction loans are made to individuals building a residence.
Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.
Consumer Loans. At December 31, 2018, the Bank’s consumer loans totaled $475.2 million, or 8.5% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $158.1 million; home equity lines of credit comprised $195.5 million; student loans comprised $119.3 million; overdraft line of credit loans totaled $1.8 million; and loans on savings accounts and other consumer loans totaled $516,000.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from 5 to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2018, these loans totaled $26.3 million, as compared to $31.2 million at December 31, 2017.

Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.
The student loans are targeted at high income, strong credit score borrowers in stable fields, such as doctors, nurses, dentists, lawyers and graduates of the top business schools. These loans are refinancing of other student loans and are made primarily after the borrowers have finished their education, are employed, have a strong credit score and verified income, and have demonstrated an ability and willingness to pay their student loans.
Commercial and Industrial Lending. At December 31, 2018, commercial and industrial (“C&I”) loans totaled $305.0 million, or 5.5% of the Bank’s total loans outstanding. The Bank originates commercial and industrial loans and lines of credit (including for working capital; fixed asset purchases; and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial and industrial loans and credit lines, the Bank reviews and analyzes financial history and capacity, collateral value, strength and character of the principals, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, fixtures, etc. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial loans. Risk of loss on a commercial and industrial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations.
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
In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed 57% of the outstanding loan balances for the Company’s commercial real estate and commercial and industrial loans during 2018. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank also services mortgage loans for others. On October 31, 2014, the Bank sold most of the servicing rights on residential mortgage loans serviced for Federal agencies. All of the remaining loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2018, the Bank was servicing $95.1 million of loans for others.
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
The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. As part of this process, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans, and a narrative report of classified commercial and industrial, commercial real estate, multi-family, land and construction loans. The Bank classifies assets in accordance with certain regulatory guidelines and definitions. At December 31, 2018, the Bank had $74.8 million of assets, including all other real estate owned (“OREO”), classified as “Substandard.” There were no assets classified as “Doubtful” or as “Loss.” At December 31, 2017, the Bank had $60.7 million of assets, including all OREO, classified as “Substandard.” There were no assets classified as “Doubtful” or as “Loss.” Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, such as past delinquencies, are designated “Special Mention.” Special Mention assets totaled $35.8 million at December 31, 2018, as compared to $25.5 million at December 31, 2017.
Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans and OREO, excluding Purchase Credit Impaired (“PCI”) loans. The Bank obtained PCI loans as part of its acquisitions of Colonial American Bank (“Colonial American”), Cape, Ocean Shore and Sun. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows with no related allowance for loan losses. PCI loans totaled $8.9 million and $1.7 million at December 31, 2018 and 2017, respectively. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2018, 2017 and 2016, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $419,000, $639,000, and $391,000, respectively.

	At December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Non-accrual loans:
Real estate:
Commercial real estate, multi-family and land	$5,525	$14,243	$2,935	$10,796	$12,758
One-to-four family	7,389	4,190	8,126	5,779	3,115
Consumer	2,914	1,929	2,064	1,576	1,877
Commercial and industrial	1,587	503	441	123	557
Total	17,415	20,865	13,566	18,274	18,307
OREO	1,381	8,186	9,803	8,827	4,664
Total non-performing assets	$18,796	$29,051	$23,369	$27,101	$22,971
Allowance for loan losses as a percent of total loans receivable (1)	0.30%	0.40%	0.40%	0.84%	0.95%
Allowance for loan losses as a percent of total non-performing loans (1) (2)	95.19	75.35	111.92	91.51	89.13
Non-performing loans as a percent of total loans receivable (2)	0.31	0.52	0.35	0.91	1.06
Non-performing assets as a percent of total assets (2)	0.25	0.54	0.45	1.05	0.97

(1)
The loans acquired from Sun, Ocean Shore, Cape, and Colonial American were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for loan losses, was $31,647, $17,531, $25,973, and $2,202 at December 31, 2018, 2017, 2016, and 2015 respectively. There were no net credit marks on loans at December 31, 2014.

(2)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
Non-performing loans totaled $17.4 million at December 31, 2018, a decrease of $3.5 million, as compared to December 31, 2017. The decrease was primarily due to the sale of one commercial loan relationship during the first quarter of 2018. Non-performing loans at December 31, 2018 and 2017 do not include $8.9 million and $1.7 million, respectively, of PCI loans acquired from Colonial American, Cape, Ocean Shore and Sun. The Company’s OREO totaled $1.4 million at December 31, 2018, a $6.8 million decrease from December 31, 2017. The decrease was primarily due to the sale of a hotel, golf, and banquet facility.
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
As of December 31, 2018 and 2017, the Bank’s allowance for loan losses was 0.30% and 0.40% of total loans, respectively. The net credit mark on all acquired loans, not reflected in the allowance for loan losses, was $31.6 million and $17.5 million at December 31, 2018 and 2017, respectively. The allowance for loan losses as a percent of total non-performing loans was 95.19% at December 31, 2018, an increase from 75.35% in the prior year. The Bank had non-accrual loans of $17.4 million at December 31, 2018, a decrease from $20.9 million at December 31, 2017. The Bank will continue to monitor its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balance at beginning of year	$15,721	$15,183	$16,722	$16,317	$20,930
Charge-offs:
Commercial real estate	2,253	1,049	3,399	103	323
Residential real estate	1,021	3,820	558	295	6,955
Consumer	337	135	349	678	471
Commercial and industrial	230	380	184	59	78
Total	3,841	5,384	4,490	1,135	7,827
Recoveries	1,207	1,477	328	265	584
Net charge-offs	2,634	3,907	4,162	870	7,243
Provision for loan losses	3,490	4,445	2,623	1,275	2,630
Balance at end of year	$16,577	$15,721	$15,183	$16,722	$16,317
Ratio of net charge-offs during the year to average net loans outstanding during the year	0.05%	0.10%	0.15%	0.05%	0.45%
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

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2018			2017			2016			2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$1,609	9.71%	5.46%	$1,801	11.45%	4.72%	$2,037	13.41%	4.00%	$1,639	9.80%	7.29%	$863	5.29%	4.92%
Commercial real estate	11,047	66.64	49.46	11,127	70.78	44.19	9,360	61.65	43.72	7,165	42.85	41.19	8,935	54.76	38.09
Residential real estate	2,413	14.56	36.58	1,804	11.48	43.99	2,245	14.79	44.66	6,590	39.41	41.80	4,291	26.30	45.31
Consumer	486	2.93	8.50	614	3.91	7.10	1,110	7.31	7.62	1,095	6.55	9.72	1,146	7.02	11.68
Unallocated	1,022	6.16	—	375	2.38	—	431	2.84	—	233	1.39	—	1,082	6.63	—
Total	$16,577	100.00%	100.00%	$15,721	100.00%	100.00%	$15,183	100.00%	100.00%	$16,722	100.00%	100.00%	$16,317	100.00%	100.00%
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
At December 31, 2018 and 2017, the Company maintained a reserve for repurchased loans and loss sharing obligations of $1.3 million and $463,000, respectively. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. Losses were $0, $383,000, and $140,000, respectively, for the years ended December 31, 2018, 2017 and 2016. During 2018, the reserve increased by $1.0 million due to the acquisition of Sun. The Company evaluates the adequacy of the reserve quarterly. As a result of this review, the reserve was decreased by $200,000 during 2018, which was included in other income. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2018 and 2017, there were no outstanding loan repurchase requests.
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
The following table sets forth the Bank’s mortgage-backed securities activities at amortized cost for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$531,110	$462,883	$280,872
Mortgage-backed securities acquired	235,700	—	203,416
Mortgage-backed securities purchased	—	165,501	59,590
Less: Principal repayments	(119,780)	(96,383)	(73,470)
Less: Sales	—	—	(6,394)
Amortization of premium	75	(891)	(1,131)
Ending balance	$647,105	$531,110	$462,883

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
FHLMC	$237,703	$232,752	$186,921	$184,135	$144,016	$141,754
FNMA	278,264	272,982	263,103	261,296	217,445	217,130
GNMA	127,611	125,449	75,243	74,379	92,475	92,230
SBA	3,527	3,447	5,843	5,871	8,947	8,975
Total mortgage-backed securities	$647,105	$634,630	$531,110	$525,681	$462,883	$460,089
Investment Securities. At December 31, 2018, the amortized cost of the Company’s investment securities totaled $306.3 million, and consisted of $115.5 million of U.S. agency obligations, $124.0 million of state and municipal obligations and $66.8 million of corporate debt securities. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities with current credit ratings that are considered investment grade ranging from a high of AAA to a low of A-. The corporate debt securities include two issues totaling $4.4 million issued by community banks, which are not rated by any of the credit rating services. Excluding these items, the remaining corporate debt securities are issued by various corporate entities with an amortized cost of $62.4 million. Credit ratings range from a high of AA- to a low of BB as rated by one of the internationally-recognized credit rating services. See “Note 4 to the Consolidated Financial Statements.”
The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s investment securities at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment securities:
U.S. agency obligations	$115,499	$114,569	$97,346	$96,484	$32,502	$32,253
State and municipal obligations	123,987	122,357	149,958	148,702	39,155	38,309
Corporate debt securities	66,834	61,976	76,024	72,374	77,057	71,141
Total investment securities	$306,320	$298,902	$323,328	$317,560	$148,714	$141,703

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities as of December 31, 2018. Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See “Investment Activities – Mortgage-backed Securities.”

	At December 31, 2018
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Investment securities:
U.S. agency obligations	$30,012	$85,486	$—	$—	$115,498	$114,569
State and municipal obligations	18,553	64,827	40,608	—	123,988	122,357
Corporate debt securities (1)	1,999	9,052	44,966	10,817	66,834	61,976
Total investment securities	$50,564	$159,365	$85,574	$10,817	$306,320	$298,902
Weighted average yield	1.49%	1.84%	3.35%	5.19%	2.32%
Mortgage-backed securities:
FHLMC	$—	$2,850	$64,977	$169,876	$237,703	$232,752
FNMA	2	10,818	79,395	188,049	278,264	272,982
GNMA	—	—	2,399	125,212	127,611	125,449
SBA	—	—	—	3,527	3,527	3,447
Total mortgage-backed securities	$2	$13,668	$146,771	$486,664	$647,105	$634,630
Weighted average yield	4.46%	2.18%	2.43%	1.55%	1.76%

(1)	$52.8 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.
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
At December 31, 2018, the Bank had $124.3 million in time deposits in amounts of $250,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$34,134	1.40%
Over three through six months	10,607	1.40
Over six through twelve months	25,112	1.65
Over twelve months	54,452	2.09
Total	$124,305	1.75%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Interest-bearing checking accounts	$2,336,917	40.43%	0.39%	$1,796,370	41.96%	0.25%	$1,266,135	42.92%	0.17%
Money market deposit accounts	571,997	9.90	0.49	410,373	9.59	0.30	316,977	10.75	0.27
Savings accounts	877,179	15.17	0.11	672,315	15.70	0.05	447,484	15.17	0.04
Non-interest-bearing accounts	1,135,602	19.64	—	776,344	18.13	—	497,166	16.85	—
Time deposits	858,978	14.86	1.11	625,847	14.62	1.00	422,026	14.31	1.03
Total average deposits	$5,780,673	100.00%	0.39%	$4,281,249	100.00%	0.29%	$2,949,788	100.00%	0.25%
Borrowings. The Bank has obtained advances from the FHLB for cash management and interest rate risk management purposes or as an alternative to deposit funds and may do so in the future as part of its operating strategy. FHLB term advances are also used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2018, the Bank had $449.4 million in outstanding advances from the FHLB. The Bank also has outstanding municipal letters of credit issued by the FHLB used to secure government deposits. At December 31, 2018, these municipal letters of credit totaled $950.0 million.
The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2018, the Bank had borrowed $61.8 million through securities sold under agreements to repurchase.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2018, the Bank had no borrowings outstanding with the Reserve Bank.
Subsidiary Activities
At December 31, 2018, the Bank owned 8 direct subsidiaries:

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

•
Prosperis Financial, L.L.C. was acquired by the Bank as a wholly-owned subsidiary as part of its acquisition of Sun in 2018. This subsidiary offered client access to various investment and advisory services and is currently inactive.

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
Personnel
As of December 31, 2018, the Bank had 787 full-time employees and 105 part-time employees, for a total of 892 employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.
On January 31, 2019, the Company completed its acquisition of Capital, which added 65 full-time and 8 part time employees, for a total of 73 employees.
REGULATION AND SUPERVISION
General
Prior to January 2018, the Bank was a Federally-chartered savings bank, and the Company was registered as a savings and loan holding company. Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is subject to the requirements of the BHC Act, including required approvals for investments in or acquisitions of banking organizations, or entities involved in activities that are deemed closely related to banking, capital adequacy standards and limitations on nonbanking activities. The Company is registered with the FRB and is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund (“DIF”) managed by the FDIC. The Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary Federal regulator, and the FDIC, as the deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC conducts periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
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
The description of statutory provisions and regulations applicable to national banks and BHCs set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company, is subject to change and is qualified in its entirety by reference to the actual laws and regulations involved.
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
The Dodd-Frank Act also directed the FRB to issue rules to limit debit card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. The FRB issued a final rule which caps an issuer’s debit card interchange base fee at twenty-one cents ($0.21) per transaction and allows an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Bank’s average interchange fee per transaction is forty cents ($0.40). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion, such as the Bank. Although exempt from the rule, market forces in future periods may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2018, the Bank’s revenues from interchange fees was $8.5 million, an increase of $2.2 million from 2017.
The Dodd-Frank Act requires publicly-traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allows greater access by stockholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal banking agencies to promulgate rules prohibiting excessive compensation paid to bank executives, regardless of whether the company is publicly traded. The SEC has not yet implemented rules giving stockholders access to company proxy statements, and the banking agency rules primarily address incentive compensation. The rules prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation or that would expose the bank to inappropriate risks by providing compensation that could lead to a material financial loss.
It is still uncertain to what extent and how full implementation of and promulgation of rules under the Dodd-Frank Act, will occur and affect the Bank.
Economic Growth, Regulatory Relief and Consumer Protection Act. The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRGCPA”), adopted in May of 2018, was intended to provide regulatory relief to midsized and regional banks. While many of its provisions are aimed at larger institutions, such as raising the threshold to be considered a systemically important financial institution to $250 billion in assets from $50 billion in assets, many of its provisions will provide regulatory relief to those institutions with $10 billion or more in assets. Among other things, the EGRGPA increased the asset threshold for depository institutions and holding companies to perform stress tests required under Dodd Frank from $10 billion to $250 billion, exempted institutions with less than $10 billion in consolidated assets from the Volker Rule, raised the threshold for the requirement that publicly traded holding companies have a risk committee from $10 billion in consolidated assets to $50 billion in consolidated assets, directed the federal banking agencies to adopt a “community bank leverage ratio,” applicable to institutions and holding companies with less than $10 billion in assets, and to provide that compliance with the new ratio would be deemed compliance with all capital requirements applicable to the institution or holding company, and provided that residential mortgage loans meeting certain criteria and originated by institutions with less than $10 billion in total assets will be deemed to meet the “ability to repay rule” under the Truth in Lending Act. In addition, the EGRGCPA limited the definition of loans that would be subject to the higher risk weighting applicable to High Volatility Commercial Real Estate.
Many of the regulations needed to implement the EGRGCPA have yet to be promulgated by the federal banking agencies, and so it is still uncertain how full implementation of the EGRGCPA will affect the Company and the Bank.

Bank Holding Company Regulation
The Company is a BHC and is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require. The Company and its subsidiaries are subject to examination by the FRB.
The BHC Act prohibits the companies which do not elect to become financial holding companies, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that a BHC may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The BHC Act requires prior approval by the FRB of the acquisition by bank holding companies of more than 5% of the voting stock of any other entity, including another bank. Satisfactory capital ratios and Community Reinvestment Act (“CRA”) ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. FRB regulations provide that a BHC is expected to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent those regulations.
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
At December 31, 2018, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2018:

				Capital
As of December 31, 2018	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$709,972	$285,199	$424,773	9.96%	4.000%
Common equity Tier 1 (to risk-weighted assets)	647,773	339,791	307,982	12.15	6.375	(1)
Tier 1 capital (to risk-weighted assets)	709,972	419,742	290,230	13.32	7.875	(1)
Total capital (to risk-weighted assets)	762,556	526,343	236,213	14.31	9.875	(1)

(1)	Includes the Capital Conservation Buffer of 1.875%
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
A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and insurance agency activities; merchant banking; and activities that the FRB determines to be financial in nature or incidental to a financial activity or which are complementary to a financial activity and do not pose a safety and soundness risk.
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
As noted, the risk-based capital standards for banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6%, and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Unrealized gains and losses on certain “available-for-sale” securities are included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank has exercised the opt-out. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, federal regulators take into consideration, not only these numeric factors, but qualitative factors as well, and have the authority to establish higher capital requirements for individual banks where necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in over four years beginning January 1, 2016. The capital conservation buffer requirement is being phased in incrementally, which started at 0.625% on January 1, 2016, and increased to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.50% on January 1, 2019, when the full capital conservation buffer requirement became effective. Both the Bank and the Company are in compliance with the capital conservation buffer requirements applicable to them.
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
At December 31, 2018, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2018:

				Capital
As of December 31, 2018	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$712,900	$284,772	$428,128	10.01%	4.000%
Common equity Tier 1 (to risk-weighted assets)	712,900	339,513	373,387	13.39	6.375	(1)
Tier 1 capital (to risk-weighted assets)	712,900	419,398	293,502	13.39	7.875	(1)
Total capital (to risk-weighted assets)	730,484	525,912	204,572	13.72	9.875	(1)

(1)	Includes the Capital Conservation Buffer of 1.875%
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
An institution is classified as “well capitalized” if:

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 6.5%; and

•	its ratio to Tier 1 capital to risk-weighted assets is at least 8%; and

•	its ratio of total capital to risk-weighted assets is at least 10%.
An institution is classified as “adequately capitalized” if:

•	its ratio of Tier 1 capital to total assets is at least 4%; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 6.375%; and

•	its ratio to Tier 1 capital to risk-weighted assets is at least 7.875%; and

•	its ratio of total capital to risk-weighted assets is at least 9.875%.
An institution is classified as “undercapitalized” if:

•	its leverage ratio is less than 4%; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 6.375%; and

•	its ratio to Tier 1 risk based capital is at less than 7.875%; and

•	its ratio of total capital to risk-weighted assets is at least 9.875%.
An institution is classified as “significantly undercapitalized” if:

•	its leverage ratio is less than 3%; or

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 4.875%; or

•	its ratio to Tier 1 risk based capital is at less than 5.875%; or

•	its total risk-based capital is less than 7.875%.
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
The total expense incurred in 2018 and 2017 for the deposit insurance assessment and the FICO payments were $2.4 million and $1.6 million, respectively.
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
Assessments. Banking institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2018 and 2017 totaled $1.3 million and $923,000, respectively.
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
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.20% of mortgage-related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2018 of $28.8 million.
Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $122.3 million; a 10% reserve ratio is applied above $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustments by the FRB) are exempt from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. For 2019, the FRB has set the 3% reserve limit at $124.2 million and the exemption at $16.3 million.
In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $28.0 million at December 31, 2018.
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
Corporate Alternative Minimum Tax. For tax years before December 31, 2017, the Internal Revenue Code of 1986, as amended (the “Code”) imposed a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted resulting in significant modifications to existing laws, including elimination of the corporate alternative tax.
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

Tax Reform. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted resulting in significant modifications to existing law, including a reduction in the statutory rate from 35% in 2017, to 21% in 2018. As a result of the Tax Reform, the Company was required to revalue its deferred tax asset, resulting in a tax benefit of $1.9 million, for the year ended December 31, 2018, and a tax expense of $3.6 million for the year ended December 31, 2017.
State and Local Taxation
New Jersey Taxation. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, the Bank is subject to a tax rate of 9% of taxable income. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations).
The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. New Jersey also imposes a temporary surtax of 2.5% for 2018 and 2019, and 1.5% for 2020 and 2021. For calendar year-end corporations prior to 2019, if the Company meets certain requirements, it was eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 3.60% (40% of 9%) of taxable income. The Company did not qualify as a New Jersey Investment Company. In addition, recent changes to New Jersey law require combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state. This change may increase the Company’s New Jersey state tax expense in future periods.
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
Increased emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2018, $3.1 billion, or 54.9%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial and industrial loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. In addition, many of these loans were acquired through the Company’s recent acquisitions, and were not underwritten by the Bank and were made to borrowers with whom the Company and the Bank do not have longstanding relationships.

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
The Company has grown and may continue to grow through acquisitions. To be successful as a larger institution, the Company must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs. Since July 31, 2015, the Company has acquired Colonial American, Cape, Ocean Shore and Sun. On January 31, 2019, the Company acquired Capital Bank of New Jersey.
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
A significant portion of the Company’s loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet the Company’s credit standards. Since these loans were acquired as part of the Company’s acquisitions of other depository institutions, they were not underwritten or originated in accordance with the Company’s credit standards, and the Company does not have long-standing relationships with many of these borrowers. Although the Company reviewed the loan portfolios of each institution acquired as part of the diligence process, and has established reasonable credit marks with regard to all loans acquired, no assurance can be given that the Company will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Bank’s allowance for loan losses may be inadequate, which could hurt the Company’s earnings. The Bank’s allowance for loan losses may prove to be inadequate to cover actual loan losses and if the Bank is required to increase its allowance, current earnings may be reduced. The Bank provides for losses by reserving what it believes to be an adequate amount to absorb any probable incurred losses. A “charge-off” reduces the Bank’s reserve for possible loan losses. If the Bank’s reserves were insufficient, it would be required to record a larger reserve, which would reduce earnings for that period. Further, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” that will be effective for interim and annual reporting periods beginning after December 15, 2019. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which could require an increase in the allowance for loan losses, and will greatly increase the amount of data to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.
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
Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2018, the Company maintained a debt securities portfolio of $947.5 million, of which $100.7 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.
The Company conducts a periodic review and evaluation of the complete debt securities portfolio to determine if the decline in the estimated fair value of any security below its cost basis is other-than-temporary. Factors which are considered in the analysis include, but are not limited to, the severity and duration of the decline in estimated fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.
At December 31, 2018 the debt securities portfolio included corporate debt securities in an unrealized loss position for greater than one year. The debt securities in a loss position had a book value of $48.0 million and an estimated fair value of $43.0 million. At December 31, 2018, the Company determined that no other-than-temporary impairment charge was required. However, the Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.

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
The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to examination and regulation by the FRB. The Bank is subject to extensive regulation, supervision and examination by the OCC, its primary Federal regulator, and by the FDIC, as insurer of deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. The laws and regulations that govern the Company’s and the Bank’s operations are designed for the protection of depositors and the public, but not the Company’s stockholders.
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
The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. Although the Bank is exempt from this rule, market forces in future periods may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2018, the Bank’s revenues from interchange fees were $8.5 million, an increase of $2.2 million from 2017. See “Regulation and Supervision, General, The Dodd-Frank Act.”
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
The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2018, these relationships included public school districts, local municipal governments, and cooperative health insurance funds, and such deposits accounted for approximately 24.9% of the Company’s total deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities may deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits and financing opportunities.
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
Following the financial crisis of 2007-2008 the FRB began a process of lowering short-term interest rates and purchasing long-term Treasury securities and mortgage-backed securities (“quantitative easing”). Quantitative easing ended in 2014 but the FRB did not begin to reduce its bond holdings until 2018 when it began to decrease its bond portfolio by $50 billion per month (“quantitative tightening”). The impact of this portfolio reduction process has been difficult to discern as the FRB steadily increased short-term interest rates throughout 2018 and the GSE’s remained in government conservatorship awaiting reform of the housing finance system. Eventually, the FRB will complete quantitative tightening and Congress will complete reform of the GSE’s. These factors could have mixed, and potentially negative, effects on the ability of the Bank to originate residential mortgage loans and grow its residential mortgage loan portfolios, which could have a materially adverse impact on the Bank’s earnings.
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
The Company may incur impairments to goodwill. At December 31, 2018, the Company had $338.4 million in goodwill which is evaluated for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. The Company operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
The Company may be adversely affected by changes in U.S. tax laws. Changes in tax laws contained in the Tax Cuts and Jobs Act, enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
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
Recent New Jersey legislative changes may increase tax expense. In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that may increase the Company’s state income tax liability and overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. The new legislation did not impact the Company’s deferred tax asset or state income tax expense for the year ended December 31, 2018. The Company will continue to evaluate the impact of this legislation on tax expense in future periods.
Monetary policies and regulations of the Federal Reserve Board could adversely affect the Company’s business, financial condition and results of operations. In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against certain transaction account deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon the Company’s business, financial condition and results of operations cannot be predicted.
The Company is subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition and results of operations, and it is not certain whether those amendments will make CRA compliance more difficult or costly.
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
The Company will be subject to heightened regulatory requirements if total assets exceed $10 billion. The Company’s total assets were $7.5 billion at December 31, 2018 and $8.0 billion at January 31, 2019 after closing on the Capital Bank acquisition. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
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
Material weaknesses were identified in the Company’s internal control related to ineffective information technology general controls and monitoring controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact the Company’s stock price. As disclosed in Part II, Item 9A, management identified material weaknesses in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access over the core banking information technology (“IT”) system used for financial reporting and monitoring controls that were designed to address completeness and accuracy of daily reports generated by the core banking IT system. As a result, management concluded that the internal control over financial reporting was not effective as of December 31, 2018. Remedial measures are being implemented and, while there can be no assurance that such efforts will be successful, management plans to remediate the material weaknesses during 2019. These measures may result in additional technology and other expenses. If management is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, the ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which may result in litigation or investigations requiring management resources and payment of legal and other expenses.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Bank conducts its business through its branch office and headquarters located in Toms River, its administrative office located in Red Bank, 58 additional branch offices and three deposit production facilities located throughout central and southern New Jersey. The Bank also operates commercial loan production offices in New York City, the Philadelphia area and in Atlantic, Cape May, and Mercer Counties in New Jersey.
On January 31, 2018, the Bank acquired an additional 4 branches and one loan office as part of the Capital Bank acquisition. The Company expects to consolidate 3 branches in the second quarter of 2019, primarily as a result of the merger, and expects to identify at least 4 additional branches for consolidation early in the third quarter of 2019.

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
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index, the SNL Thrift Index and the SNL Bank Index for the period December 31, 2013 through December 31, 2018. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
OceanFirst Financial Corp.	100.00	103.05	124.06	191.39	170.96	150.02
Nasdaq Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Thrift Index	100.00	107.55	120.94	148.14	147.06	123.87
SNL Bank Index	100.00	111.79	113.69	143.65	169.64	140.98

For the years ended December 31, 2018 and 2017, the Company paid an annual cash dividend of $0.62 and $0.60 per share, respectively.
On July 24, 2014, the Company announced authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 867,923 shares. As of December 31, 2018 there were no shares available for repurchase under this program. On April 27, 2017, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares, of which 1.3 million shares remain available for repurchase at December 31, 2018. Information regarding the Company’s common stock purchases for the three month period ended December 31, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	—	$—	—	1,754,804
November 1, 2018 through November 30, 2018	39,000	24.73	39,000	1,715,804
December 1, 2018 through December 31, 2018	420,251	22.87	420,251	1,295,553

Item 6.	Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$7,516,154	$5,416,006	$5,166,917	$2,593,068	$2,356,714
Securities available-for-sale, at estimated fair value	100,717	81,581	20,775	29,902	19,804
Securities held-to-maturity, net	846,810	764,062	589,912	394,813	469,417
Equity investments, at estimated fair value	9,655	8,700	—	—	—
Restricted equity investments, at cost	56,784	19,724	19,313	19,978	19,170
Loans receivable, net	5,579,222	3,965,773	3,803,443	1,970,703	1,688,846
Deposits	5,814,569	4,342,798	4,187,750	1,916,678	1,720,135
Federal Home Loan Bank advances	449,383	288,691	250,498	324,385	305,238
Securities sold under agreements to repurchase and other borrowings	161,290	136,187	126,494	98,372	95,312
Stockholders’ equity	1,039,358	601,941	571,903	238,446	218,259

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$276,654	$188,829	$133,425	$85,863	$79,853
Interest expense	36,152	19,611	13,163	9,034	7,505
Net interest income	240,502	169,218	120,262	76,829	72,348
Provision for loan losses	3,490	4,445	2,623	1,275	2,630
Net interest income after provision for loan losses	237,012	164,773	117,639	75,554	69,718
Other income	34,827	27,072	20,412	16,426	18,577
Operating expenses	156,275	112,022	86,182	58,897	57,764
Federal Home Loan Bank advance prepayment fee	—	—	136	—	—
Branch consolidation expense	3,151	6,205	—	—	—
Merger related expenses	26,911	8,293	16,534	1,878	—
Income before provision for income taxes	85,502	65,325	35,199	31,205	30,531
Provision for income taxes	13,570	22,855	12,153	10,883	10,611
Net income	$71,932	$42,470	$23,046	$20,322	$19,920
Basic earnings per share	$1.54	$1.32	$1.00	$1.22	$1.19
Diluted earnings per share	$1.51	$1.28	$0.98	$1.21	$1.19

(continued)

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)	0.98%	0.80%	0.62%	0.82%	0.86%
Return on average stockholders’ equity (2)	7.31	7.20	6.08	8.92	9.18
Return on average tangible stockholders’ equity (2)(3)	11.16	9.82	7.13	8.96	9.18
Stockholders’ equity to total assets	13.83	11.11	11.07	9.19	9.26
Tangible stockholders’ equity to tangible assets (3)	9.55	8.42	8.30	9.12	9.26
Net interest rate spread (4)	3.53	3.41	3.38	3.18	3.23
Net interest margin (5)	3.68	3.50	3.47	3.28	3.31
Average interest-earning assets to average interest-bearing liabilities	125.97	124.06	122.46	123.80	121.21
Operating expenses to average assets (2)	2.53	2.39	2.76	2.47	2.50
Efficiency ratio (2)(6)	67.68	64.46	73.11	65.17	63.53
Loan to deposit ratio	95.95	91.32	90.82	102.82	98.18
Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (7)(8)	0.31	0.52	0.35	0.91	1.06
Non-performing assets as a percent of total assets (8)	0.25	0.54	0.45	1.05	0.97
Allowance for loan losses as a percent of total loans receivable (8)(9)	0.30	0.40	0.40	0.84	0.95
Allowance for loan losses as a percent of total non-performing loans (8)	95.19	75.35	111.92	91.51	89.13
Wealth Management:
Assets under administration (000’s)	$184,476	$233,185	$218,336	$229,039	$225,234
Per Share Data:
Cash dividends per common share	$0.62	$0.60	$0.54	$0.52	$0.49
Stockholders’ equity per common share at end of period	21.68	18.47	17.80	13.79	12.91
Tangible stockholders’ equity per common share at end of period (3)	14.26	13.58	12.94	13.67	12.91
Number of full-service customer facilities:	59	46	61	27	23

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.

(2)
Performance ratios for 2018 include merger related expenses, branch consolidation expenses, and an income tax benefit related to Tax Reform of $28.2 million with an after tax cost of $22.2 million. Performance ratios for 2017 include merger related expenses, branch consolidation expenses, and additional income tax expense related to Tax Reform of $18.1 million with an after tax cost of $13.5 million. Performance ratios for 2016 include merger related expenses and the Federal Home Loan Bank advance prepayment fee totaling $16.7 million with an after tax cost of $11.9 million. Performance ratios for 2015 include merger related expenses of $1.9 million with an after tax cost of $1.3 million.

(3)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(4)	The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

(6)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

(7)	Total loans receivable includes loans receivable and loans held-for-sale.

(8)
Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.

(9)
The loans acquired from Sun, Ocean Shore, Cape, and Colonial American were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for loan losses, was $31.6 million, $17.5 million, $26.0 million, and $2.2 million at December 31, 2018, 2017, 2016, and 2015, respectively. There were no loans acquired and therefore no corresponding credit marks at December 31, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s Conversion.
The Company conducts business primarily through its ownership of the Bank which, at December 31, 2018, operated its branch office and headquarters in Toms River, its administrative office located in Red Bank, 58 additional branch offices and three deposit production facilities located throughout central and southern New Jersey. The Bank also operates commercial loan production offices in New York City, the Philadelphia area and in Atlantic, Cape May, and Mercer Counties in New Jersey.
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
Acquisitions
On May 2, 2016, the Company completed its acquisition of Cape Bancorp, Inc. (“Cape”), which added $1.5 billion to assets, $1.2 billion to loans, and $1.2 billion to deposits. Cape’s results of operations are included in the consolidated results for the years ended December 31, 2018 and 2017, but are only included in the results of operations for the period from May 2, 2016 to December 31, 2016.
On November 30, 2016, the Company completed its acquisition of Ocean Shore Holding Company (“Ocean Shore”), which added $991.3 million to assets, $773.3 million to loans, and $875.1 million to deposits. Ocean Shore’s results of operations are included in the consolidated results for the years ended December 31, 2018 and 2017, but are only included in the results of operations for the period from December 1, 2016 to December 31, 2016.
On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”) which added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. Sun’s results of operations are included in the consolidated results for the period from February 1, 2018 to December 31, 2018.
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”). Based on the $24.01 per share closing price of the Company’s common stock on January 31, 2019, the total transaction value was $76.8 million. The acquisition added $498 million to assets, $311 million to loans, and $449 million to deposits. Capital Bank’s results of operations are not included in any of the periods presented herein.
These acquisitions have provided the Company with the opportunity to grow business lines, expand geographic footprint and improve financial performance. Additionally, the transactions have enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey. The Company will continue to evaluate potential acquisition opportunities for those that are expected to create stockholder value.
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

The Company will focus on prudent growth to create value for stockholders, which may include opportunistic acquisitions. The Company will also continue to build additional operational infrastructure and invest in key personnel in response to growth and changing business conditions. In 2018, the Company raised its minimum hourly pay rate for all employees to $15.00, increased the number of shares available in the employee stock ownership program by 292,592 shares, and supplemented other stock-based compensation.
Growing Commercial Loans
With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank has added experienced commercial lenders throughout its market area and opened a loan production office in Mercer County in 2015 to better serve the central New Jersey market area. An additional loan production office in the Philadelphia area was acquired on May 2, 2016 as part of the Cape transaction. In addition, in the first half of 2019, the Bank plans to open a loan production office in Philadelphia and expand its existing New York City presence. At December 31, 2018, commercial loans represented 54.9% of the Bank’s total loans, as compared to 37.5% at December 31, 2013. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring. See “Risk Factors – Increased emphasis on commercial lending may expose the Bank to increased lending risks.”
Increasing Core Deposits
The Bank seeks to increase core deposit (all deposits excluding time deposits) market share in its primary market area by improving market penetration. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposit ratio was 85.1% at December 31, 2018, and the loan to deposit ratio was 96.0%.
Enhancing Non-Interest Income
Management continues to diversify the Bank’s product line and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in areas such as wealth management services and in Bankcard services, which includes interchange revenue, merchant services and ATM fees. The Bank also offers investment products for sale through its retail branch network. In late 2018, the Bank replaced its third party broker/dealer investment sales program with a hybrid robo-advisor product offered by the Bank’s partner, Nest Egg, a registered investment adviser. Nest Egg is an investment platform that helps define and reach financial goals by providing access to high quality and cost-effective investments. It includes web-based tools as well as access to personal financial advisors via phone, chat, or video.
Branch Rationalization and Service Delivery
Management continues to evaluate the Bank’s branch network for consolidation opportunities. The Bank anticipates at least seven branch consolidations in 2019, three of which are a result of the Capital Bank merger. This follows the consolidation of 17 and 15 branches in 2018 and 2017, respectively. In addition to branch consolidation, the Bank is adapting to the industry wide trend of declining branch activity by transitioning to a universal banker staffing model, with a smaller branch staff handling sales and service transactions, as well as increasing the marketing of products that feature digital and mobile service. In certain locations, routine transactions are handled through “Video Teller Machines,” an advanced technology with live team members in a remote location performing transactions for multiple Video Teller Machines. The Bank is also investing in multiple digital services to enhance the customer experience and improve security. At December 31, 2018, all of the branch staff were trained as Certified Digital Bankers to better support customers use and adoption of digital services.
Capital Management
In addition to the objectives described above, the Company actively manages its capital position to improve return on equity. The Company has, over the past few years, implemented or announced, four stock repurchase programs. The most recent plan to repurchase up to 5% of outstanding common stock was announced on April 27, 2017 to repurchase an additional 1.6 million shares. For the year ended December 31, 2018, the Company repurchased 459,251 shares of its common stock under these repurchase programs. At December 31, 2018, 1.3 million shares remain available for repurchase.
Summary
Highlights of the Company’s financial results for the year ended December 31, 2018 were as follows:
Total assets increased to $7.516 billion at December 31, 2018, from $5.416 billion at December 31, 2017. Loans receivable, net increased by $1.613 billion at December 31, 2018, as compared to December 31, 2017, while deposits increased $1.472 billion over the same period. The increases were primarily the result of the Sun acquisition.

Net income for the year ended December 31, 2018 was $71.9 million, or $1.51 per diluted share, as compared to net income of $42.5 million, or $1.28 per diluted share for the prior year. Net income for the year ended December 31, 2018 includes merger related expenses, branch consolidation expenses, and income tax benefit from the revaluation of deferred tax assets related to the Tax Cuts and Jobs Act (“Tax Reform”). These items decreased net income, net of tax, for the year ended December 31, 2018 by $22.2 million. Net income for the year ended December 31, 2017 included merger related expenses, branch consolidation expenses, and additional income tax expense related to Tax Reform of $13.5 million, net of tax. These items reduced diluted earnings per share by $0.47 and $0.42, respectively, for the years ended December 31, 2018 and 2017. Excluding these items, net income for the year ended December 31, 2018 increased over the prior year primarily due to the acquisition of Sun and the expense savings from the successful integration during 2017 of Ocean Shore which was acquired on November 30, 2016.
The Company remains well-capitalized with a tangible common equity ratio of 9.55% at December 31, 2018.
Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2018 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for loan losses are the most critical accounting policies because it is important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. Critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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
Acquired loans are marked to fair value on the date of acquisition and are evaluated on a quarterly basis to ensure the necessary purchase accounting updates are made in parallel with the allowance for loan loss calculation. Acquired loans that have been renewed since acquisition are included in the allowance for loan loss calculation since these loans have been underwritten to the Bank’s guidelines. Acquired loans that have not been renewed since acquisition, or that have a Purchase Credit Impaired (“PCI”) mark, are excluded from the allowance for loan loss calculation. The Bank calculates a general valuation allowance for these excluded acquired loans without a PCI mark and compares that to the remaining general credit and interest rate marks. To the extent the remaining general credit and interest rate marks exceed the calculated general valuation allowance, no additional reserve is required. If the calculated general valuation allowance exceeds the remaining general credit and interest rate marks, the Bank would record an adjustment to the extent necessary.
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
A general allowance is determined for all loans that are not individually evaluated for impairment (excluding acquired loans that have not been renewed under the Bank’s underwriting criteria). In determining the level of the general allowance, the Bank segments the loan portfolio into the following portfolio segments: residential real estate; consumer; investor-owned commercial real estate; owner-occupied commercial real estate; and commercial and industrial.
The portfolio segments are further segmented by delinquency status or risk rating. An estimated loss factor is then applied to the outstanding principal loan balance of the delinquency status or risk rating category for each portfolio segment. To determine the loss factor, the Bank utilizes historical loss experience adjusted for certain qualitative factors and the loss emergence period.
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
The historical loss experience is adjusted for certain qualitative factors including, but not limited to, (1) delinquency trends, (2) net charge-off trends, (3) nature and volume of the loan portfolio, (4) loan policies and underwriting standards, (5) experience and ability of lending personnel, (6) concentrations of credit, (7) loan review system, and external factors such as (8) changes in current economic conditions, (9) local competition and (10) regulation. Economic factors that the Bank considers in its estimate of the allowance for loan losses include: local and regional trends in economic growth, unemployment and real estate values. The Bank considers the applicability of each of these qualitative factors in estimating the general allowance for each portfolio segment. Each quarter, the Bank considers the current conditions for each of the qualitative factors, as well as a forward looking view on trends and events, to support an assessment unique to each portfolio segment.
The Bank calculates and analyzes the loss emergence period on an annual basis or more frequently if conditions warrant. The Bank’s methodology is to use loss events in the past eight quarters to determine the loss emergence period for each loan segment. The loss emergence period is specific to each portfolio segment. It represents the amount of time that has elapsed between (1) the occurrence of a loss event, which resulted in a potential loss and (2) the confirmation of the potential loss, when the Bank records an initial charge-off or downgrades the risk-rating of the loan to substandard.
The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent factors that cannot be practically assigned to individual loss categories, including the periodic update of appraisals, subjectivity of the Bank’s credit review and risk rating process, and economic conditions that may not be fully captured in the Bank’s loss history or qualitative factors.
Upon completion of the aforementioned procedures, an overall management review is performed including ratio analyses to identify divergent trends compared with the Bank’s own historical loss experience, the historical loss experience of the Bank’s peer group, and management’s understanding of general regulatory expectations. Based on that review, management may identify issues or factors that previously had not been considered in the estimation process, which may warrant further analysis or adjustments to estimated loss or qualitative factors applied in the calculation of the allowance for loan losses.
Of the Bank’s loan portfolio, 92.4% is secured by real estate, whether residential or commercial. Additionally, most of the Bank’s borrowers are located in central and southern New Jersey and the surrounding area. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline or should the markets served experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.
Management believes the primary risk characteristics for each portfolio segment are a decline in the general economy, including elevated levels of unemployment, a decline in real estate market values and rising interest rates. Any one or a combination of these events may adversely affect the borrowers’ ability to repay the loans, resulting in increased delinquencies, loan charge-offs and higher provisions for loan losses.
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
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2018, 2017 and 2016. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	For the Year Ended December 31,
	2018			2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$102,001	$896	0.88%	$179,960	$1,449	0.81%	$154,830	$693	0.45%
Securities (1)	1,073,454	26,209	2.44	796,392	16,792	2.11	524,152	9,770	1.86
Loans receivable, net (2)
Commercial	3,012,521	149,965	4.98	1,858,842	87,706	4.72	1,472,421	70,768	4.81
Residential	1,965,395	79,805	4.06	1,726,020	69,784	4.04	1,085,991	41,996	3.87
Home Equity	357,137	17,991	5.04	282,128	13,003	4.61	236,769	10,139	4.28
Other	35,424	1,788	5.05	1,156	95	8.22	957	59	6.17
Allowance for loan loss net of deferred loan fees	(9,972)	—	—	(12,251)	—	—	(13,280)	—	—
Loans receivable, net (2)	5,360,505	249,549	4.66	3,855,895	170,588	4.42	2,782,858	122,962	4.42
Total interest-earning assets	6,535,960	276,654	4.23	4,832,247	188,829	3.91	3,461,840	133,425	3.85
Non-interest-earning assets	828,518			459,926			269,622
Total assets	$7,364,478			$5,292,173			$3,731,462
Liabilities and Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,336,917	9,219	0.39%	$1,796,370	4,533	0.25%	$1,266,135	2,114	0.17%
Money market	571,997	2,818	0.49	410,373	1,213	0.30	316,977	858	0.27
Savings	877,179	990	0.11	672,315	345	0.05	447,484	191	0.04
Time deposits	858,978	9,551	1.11	625,847	6,245	1.00	422,026	4,354	1.03
Total	4,645,071	22,578	0.49	3,504,905	12,336	0.35	2,452,622	7,517	0.31
FHLB advances	382,464	7,885	2.06	258,870	4,486	1.73	266,981	4,471	1.67
Securities sold under agreements to repurchase	66,340	168	0.25	74,712	121	0.16	75,227	102	0.14
Other borrowings	94,644	5,521	5.83	56,457	2,668	4.73	32,029	1,073	3.35
Total interest-bearing liabilities	5,188,519	36,152	0.70	3,894,944	19,611	0.50	2,826,859	13,163	0.47
Non-interest-bearing deposits	1,135,602			776,344			497,166
Non-interest-bearing liabilities	56,098			31,004			28,454
Total liabilities	6,380,219			4,702,292			3,352,479
Stockholders’ equity	984,259			589,881			378,983
Total liabilities and equity	$7,364,478			$5,292,173			$3,731,462
Net interest income		$240,502			$169,218			$120,262
Net interest rate spread (3)			3.53%			3.41%			3.38%
Net interest margin (4)			3.68%			3.50%			3.47%
Total cost of deposits (including non-interest-bearing deposits)			0.39%			0.29%			0.25%
Ratio of interest-earning assets to interest-bearing liabilities	125.97%			124.06%			122.46%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared to			Compared to
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$(671)	$118	$(553)	$128	$628	$756
Securities	6,496	2,921	9,417	5,578	1,444	7,022
Loans receivable, net
Commercial	57,184	5,075	62,259	18,285	(1,347)	16,938
Residential	9,676	345	10,021	25,860	1,928	27,788
Home Equity	3,693	1,295	4,988	2,042	822	2,864
Other	1,744	(51)	1,693	14	22	36
Loans receivable, net	72,297	6,664	78,961	46,201	1,425	47,626
Total interest-earning assets	78,122	9,703	87,825	51,907	3,497	55,404
Interest-bearing liabilities:
Interest-bearing checking	1,638	3,048	4,686	1,139	1,280	2,419
Money market	615	990	1,605	258	97	355
Savings	131	514	645	103	51	154
Time deposits	2,552	754	3,306	2,022	(131)	1,891
Total	4,936	5,306	10,242	3,522	1,297	4,819
FHLB advances	2,429	970	3,399	(140)	155	15
Securities sold under agreements to repurchase	(15)	62	47	(1)	20	19
Other borrowings	2,123	730	2,853	1,036	559	1,595
Total interest-bearing liabilities	9,473	7,068	16,541	4,417	2,031	6,448
Net change in net interest income	$68,649	$2,635	$71,284	$47,490	$1,466	$48,956
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Total assets increased by $2.100 billion to $7.516 billion at December 31, 2018, from $5.416 billion at December 31, 2017, primarily as a result of the acquisition of Sun, which added $2.044 billion to total assets. Restricted equity investments increased by $37.1 million, to $56.8 million at December 31, 2018, from $19.7 million at December 31, 2017, primarily due to the addition of Federal Reserve Bank stock as a result of converting to a national bank charter. Loans receivable, net, increased by $1.613 billion, to $5.579 billion at December 31, 2018, from $3.966 billion at December 31, 2017, primarily due to acquired loans of $1.517 billion as well as purchased loans totaling $197.0 million. As part of the acquisition of Sun, the Company’s goodwill balance increased to $338.4 million at December 31, 2018, from $150.5 million at December 31, 2017, and the core deposit intangible increased to $17.0 million at December 31, 2018, from $8.9 million at December 31, 2017.
Deposits increased by $1.472 billion, to $5.815 billion at December 31, 2018, from $4.343 billion at December 31, 2017, due to acquired deposits of $1.616 billion. The loan-to-deposit ratio at December 31, 2018 was 96.0%, as compared to 91.3% at December 31, 2017. Federal Home Loan Bank advances increased by $160.7 million, to $449.4 million at December 31, 2018, from $288.7 million at December 31, 2017 due to the acquisition of Sun and to fund loan growth.

Stockholders’ equity increased to $1.039 billion at December 31, 2018, as compared to $601.9 million at December 31, 2017. The acquisition of Sun added $402.6 million to stockholders’ equity. At December 31, 2018, there were 1.3 million shares available for repurchase under the Company’s stock repurchase programs. During the year ended December 31, 2018, the Company repurchased 459,251 shares under these repurchase programs. During 2018, the Company contributed an additional $8.4 million to the existing Employee Stock Ownership Plan. The purchased shares will be allocated to employees over the next nine years. Tangible stockholders’ equity per common share increased to $14.26 at December 31, 2018, as compared to $13.58 at December 31, 2017.
Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017
General
Net income for the year ended December 31, 2018 was $71.9 million, or $1.51 per diluted share, as compared to net income of $42.5 million, or $1.28 per diluted share, for the prior year. Net income for the year ended December 31, 2018 included merger related expenses, branch consolidation expenses, and a reduction of income tax expense from the revaluation of deferred tax assets as a result of Tax Reform. These items decreased net income, net of tax benefit, for the year ended December 31, 2018, by $22.2 million. Net income for the year ended December 31, 2017 included merger related expenses, branch consolidation expenses, and additional income tax expense related to Tax Reform, which decreased net income, net of tax, by $13.5 million. Excluding these items, net income for the year ended December 31, 2018 increased over the prior year primarily due to the acquisition of Sun and the expense savings from the successful integration during 2017 of Ocean Shore which was acquired on November 30, 2016.
Interest Income
Interest income for the year ended December 31, 2018, increased to $276.7 million, as compared to $188.8 million, in the prior year. Average interest-earning assets increased $1.704 billion for the year ended December 31, 2018, as compared to the prior year. The average for the year ended December 31, 2018, was favorably impacted by $1.511 billion of interest-earning assets acquired from Sun. Average loans receivable, net, increased by $1.505 billion for the year ended December 31, 2018, as compared to the prior year. The increase attributable to the acquisition of Sun was $1.290 billion. The yield on average interest-earning assets increased to 4.23% for the year ended December 31, 2018, as compared to 3.91% for the prior year. The asset yield benefited from the accretion of purchase accounting adjustments on the Sun acquisition and, to a lesser extent, from the impact of Federal Reserve interest rate increases.
Interest Expense
Interest expense for the year ended December 31, 2018, was $36.2 million, as compared to $19.6 million in the prior year, due to an increase in average-interest bearing liabilities of $1.294 billion, primarily related to the acquisition of Sun. For the year ended December 31, 2018, the cost of average interest-bearing liabilities increased to 0.70% from 0.50% in the prior year. The total cost of deposits (including non-interest bearing deposits) was 0.39% for the year ended December 31, 2018, as compared to 0.29% in the prior year.
Net Interest Income
Net interest income for the year ended December 31, 2018 increased to $240.5 million, as compared to $169.2 million for the prior year, reflecting an increase in interest-earning assets and a higher net interest margin. The net interest margin increased to 3.68% for the year ended December 31, 2018, from 3.50% for the prior year. The net interest margin for the year ended December 31, 2018, benefited by 16 basis points due to $10.7 million of purchase accounting accretion on the Sun acquisition.
Provision for Loan Losses
For the year ended December 31, 2018, the provision for loan losses was $3.5 million, as compared to $4.4 million for the prior year. Net loan charge-offs were $2.6 million for the year ended December 31, 2018, as compared to net loan charge-offs of $3.9 million in the prior year. Non-performing loans totaled $17.4 million at December 31, 2018, as compared to $20.9 million at December 31, 2017. At December 31, 2018, the Company’s allowance for loan losses was 0.30% of total loans as compared to 0.40% at December 31, 2017. These ratios exclude existing fair value credit marks of $31.6 million at December 31, 2018 and $17.5 million at December 31, 2017 on the Sun, Ocean Shore, Cape, and Colonial American Bank (“Colonial American”) loans. These loans were acquired at fair value with no related allowance for loan losses. The allowance for loan losses as a percent of total non-performing loans was 95.2% at December 31, 2018, as compared to 75.4% at December 31, 2017.
Other Income
For the year ended December 31, 2018, other income increased to $34.8 million, as compared to $27.1 million in the prior year. The increase from the prior year was primarily due to the impact of the Sun acquisition, which added $8.0 million to other income for the year ended December 31, 2018. Excluding the Sun acquisition, the slight decrease in other income was primarily due to an increase in the loss from real estate operations of $2.9 million, of which $1.7 million related to the year-to-date write-down and sale of a hotel, golf and banquet facility, offset by increases in Bankcard fees of $852,000 and service charges of $700,000, mostly related to deposit fees, an increase in the gain on sales of loans of $568,000, mostly related to the sale of one non-performing commercial loan relationship and an increase in other income of $653,000.
Operating Expenses
Operating expenses increased to $186.3 million for the year ended December 31, 2018, as compared to $126.5 million in the prior year. Operating expenses for the year ended December 31, 2018 included $30.1 million in merger related and branch consolidation expenses, as compared to $14.5 million in the prior year. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Sun acquisition, which added $35.2 million for the year ended December 31, 2018. Excluding the Sun acquisition, the remaining increase in operating expense for the year ended December 31, 2018 over the prior year period was primarily due to increases in compensation and employee benefits expense of $4.0 million as a result of higher incentive and stock plan expenses, occupancy expenses of $1.6 million, service bureau expense of $1.5 million, equipment expense of $657,000, and marketing expenses of $589,000.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2018 was $13.6 million, as compared to $22.9 million for the prior year. The effective tax was 15.9% for the year ended December 31, 2018, as compared to 35.0% for the prior year. The lower effective tax rate for the year ended December 31, 2018 was due to Tax Reform which lowered the Company’s statutory tax rate to 21%, from 35%. Additionally, Tax Reform required the Company to revalue its deferred tax asset, resulting in a tax benefit of $1.9 million, for the year ended December 31, 2018, and a tax expense of $3.6 million for the year ended December 31, 2017. Excluding the impact relating to the revaluation of deferred tax assets, the effective tax rate for the year ended December 31, 2018 was 18.0%, as compared to 29.4% for the prior year.
Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016
General
Net income for the year ended December 31, 2017 was $42.5 million, or $1.28 per diluted share, as compared to net income of $23.0 million, or $0.98 per diluted share for the prior year. Net income for the year ended December 31, 2017 included merger related expenses, branch consolidation expenses, and additional income tax expense related to the recently enacted Tax Reform. These items decreased net income, net of tax benefit, for the year ended December 31, 2017, by $13.5 million. Net income for the year ended December 31, 2016 included merger related expenses of $11.8 million, net of tax benefit. Excluding these items, net income for the year ended December 31, 2017 increased over the prior year period primarily due to the acquisitions of Cape and Ocean Shore (“Acquisition Transactions”). In addition, in the first quarter of 2017 the Company adopted Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation” which resulted in a decrease in income tax expense for the year ended December 31, 2017, of $1.8 million.
Interest Income
Interest income for the year ended December 31, 2017, increased to $188.8 million, as compared to $133.4 million, in the prior year. Average interest-earning assets increased $1.370 billion for the year ended December 31, 2017, as compared to the prior year, benefiting from the interest-earning assets acquired from the Acquisition Transactions. The yield on average interest-earning assets increased to 3.91% for the year ended December 31, 2017, as compared to 3.85% for the prior year. The asset yield benefited from the accretion of purchase accounting adjustments on the Acquisition Transactions (an additional 5 basis points of yield), and the higher interest rate environment at the end of 2017.
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

Provision for Loan Losses
For the year ended December 31, 2017, the provision for loan losses was $4.4 million, as compared to $2.6 million for the prior year. Net loan charge-offs were $3.9 million for the year ended December 31, 2017, as compared to net loan charge-offs of $4.2 million in the prior year. Non-performing loans totaled $20.9 million at December 31, 2017, as compared to $13.6 million at December 31, 2016. The increase was primarily attributable to one commercial loan relationship, which entered non-performing status in the fourth quarter of 2017. Subsequent to December 31, 2017, the Bank received a significant payment from this borrower. At both December 31, 2017 and 2016, the Company’s allowance for loan losses was 0.40% of total loans. These ratios exclude existing fair value credit marks of $17.5 million at December 31, 2017 and $26.0 million at December 31, 2016 on the Ocean Shore, Cape, and Colonial American loans. These loans were acquired at fair value with no related allowance for loan losses. The allowance for loan losses as a percent of total non-performing loans was 75.35% at December 31, 2017, as compared to 111.92% at December 31, 2016. The decrease was due to the addition of the one large loan relationship noted above with no related loss allocation included in the allowance for loan losses.
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
At December 31, 2018, the Bank had $174.0 million of outstanding overnight borrowings from the FHLB, compared to $30.0 million of outstanding overnight borrowings at December 31, 2017. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $449.4 million at December 31, 2018, an increase from $288.7 million at December 31, 2017.
The Company’s cash needs for the year ended December 31, 2018 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, and increased borrowings. The cash was principally utilized for the purchase of loans receivable, loan originations, the purchase of investment securities and to fund deposit outflows. The Company’s cash needs for the year ended December 31, 2017 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, deposit growth, and increased borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of securities and the purchase of an administrative office building.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At December 31, 2018, outstanding commitments to originate loans totaled $186.2 million; outstanding unused lines of credit totaled $733.9 million, of which $407.0 million were commitments to commercial borrowers and $327.0 million were commitments to consumer and residential construction borrowers. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $438.7 million at December 31, 2018. Based upon historical experience, management is opportunistic about renewing time deposits on an as needed basis.
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
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2018, the Company repurchased 459,251 shares of common stock at a total cost of $10.8 million. There were no shares of common stock repurchased for the year ended December 31, 2017. At December 31, 2018, there were 1,295,553 shares available to be repurchased under the stock repurchase program authorized in April 2017.
Cash dividends on common stock declared and paid during the year ended December 31, 2018 were $29.6 million, as compared to $19.3 million for the prior year. The increase in dividends was a result of the additional shares issued in the Sun acquisition. On January 24, 2019, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend was payable on February 15, 2019 to common stockholders of record at the close of business on February 4, 2019.
The primary sources of liquidity specifically available to the OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the year ended December 31, 2018, the Company received dividend payments of $32.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2018, OceanFirst Financial Corp. held $18.0 million in cash.
The Company and the Bank satisfy the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations. See “Regulation and Supervision—Bank Regulation – Capital Requirements.”
At December 31, 2018, the Company maintained tangible common equity of $683.9 million for a tangible common equity to tangible assets ratio of 9.55%.
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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At December 31, 2018 and 2017, the reserve for repurchased loans and loss sharing obligations amounted to $1.3 million and $463,000, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of December 31, 2018 (in thousands). Further discussion of these commitments is included in Notes 9 and 13 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$610,673	$341,881	$114,735	$55,138	$98,919
Commitments to Originate Loans	186,210	186,210	—	—	—
Commitments to Fund Unused Lines of Credit:
Commercial	406,954	406,954	—	—	—
Consumer and Residential Construction	326,990	326,990	—	—	—
Operating Lease Obligations	34,324	5,474	10,190	8,563	10,097
Purchase Obligations	38,515	12,562	23,543	2,410	—
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

•
Fees and service charges - The Company has multiple types of deposit accounts that may earn fees and service charges. Fees and service charges from deposit accounts represent general service fees for monthly account maintenance and activity-or-transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attributebased revenue. Revenue is recognized when the performance obligation is satisfied, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are typically received at the time the performance obligations are satisfied.

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased real estate as within the scope of the guidance and continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. Upon adoption, the Company expects total assets and total liability to increase by similar amounts within a range of $18 million to $22 million.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. In both cases, the Company has not yet determined the extent of the change as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.
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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. As a result, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Current GAAP contains limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. To address those current limitations, the amendments in this ASU permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. In addition, the amendments in this ASU change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not enter into derivatives that are designated as hedging instruments and as such, the adoption of this ASU will not have an impact on the Company’s consolidated financial statements.
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
The Bank utilizes the following strategies to manage IRR: (1) emphasizing the origination for portfolio of fixed-rate mortgage loans generally having terms to maturity of not more than fifteen years, adjustable-rate loans, floating-rate and balloon maturity commercial loans, and consumer loans consisting primarily of home equity loans and lines of credit; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (3) managing the maturities of wholesale borrowings. The Bank may also sell fixed-rate mortgage loans into the secondary market. In determining whether to retain fixed-rate mortgages or to purchase fixed-rate mortgage-backed securities, management considers the Bank’s overall IRR position, the volume of such loans originated or the amount of MBS to be purchased, the loan or MBS yield and the types and amount of funding sources. The Bank periodically retains fixed-rate mortgage loan production or purchases fixed-rate MBS in order to improve yields and increase balance sheet leverage. During periods when fixed-rate mortgage loan production is retained, the Bank generally attempts to extend the maturity on part of its wholesale borrowings. Prior to 2017, the Bank generally sold much of its 30 year fixed-rate one-to-four family mortgage loan originations in the secondary market. With the rise in market interest rates and the reduction in refinance volume, the Bank retained most of its 30 year fixed-rate loan originations in 2017 and 2018 to replace repayments on the existing residential mortgage loan portfolio. The Company currently does not participate in financial futures contracts, interest rate swaps or other activities involving the use of off-balance-sheet derivative financial instruments, but may do so in the future to manage IRR.
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
The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2018, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2018, the Company’s one-year gap was positive 4.89% as compared to positive 4.62% at December 31, 2017. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2018, on the basis of contractual maturities, anticipated prepayments, scheduled rate adjustments and the rate sensitivity of non-maturity deposits within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 6% and 17% annually. Mortgage-backed securities were projected to prepay at rates between 4% and 21% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 7.8 years, 6.2 years and 7.5 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.
There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2018	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$37,662	$1,719	$1,960	$—	$—	$41,341
Investment securities	63,349	37,856	108,874	50,491	45,750	306,320
Mortgage-backed securities	64,857	77,967	191,052	124,292	188,937	647,105
Equity investments	—	—	—	—	9,655	9,655
Restricted equity investments	—	—	—	—	56,784	56,784
Loans receivable (2)	1,057,571	898,345	1,690,589	978,424	963,784	5,588,713
Total interest-earning assets	1,223,439	1,015,887	1,992,475	1,153,207	1,264,910	6,649,918
Interest-bearing liabilities:
Interest-bearing checking accounts	759,170	131,011	295,336	232,290	932,299	2,350,106
Money market deposit accounts	14,187	40,473	94,063	76,854	344,103	569,680
Savings accounts	41,386	74,483	165,225	129,408	466,675	877,177
Time deposits	143,253	295,482	311,038	114,879	1,592	866,244
FHLB advances	184,495	95,582	114,513	54,793	—	449,383
Securities sold under agreements to repurchase and other borrowings	134,260	43	222	347	26,418	161,290
Total interest-bearing liabilities	1,276,751	637,074	980,397	608,571	1,771,087	5,273,880
Interest sensitivity gap (3)	$(53,312)	$378,813	$1,012,078	$544,636	$(506,177)	$1,376,038
Cumulative interest sensitivity gap	$(53,312)	$325,501	$1,337,579	$1,882,215	$1,376,038	$1,376,038
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(0.80)%	4.89%	20.11%	28.30%	20.69%	20.69%

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

The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2018 and 2017 (dollars in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2018					December 31, 2017
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
300	$1,325,144	2.7%	19.4%	$254,556	(0.6)%	$844,117	5.0%	16.8%	$169,653	(2.3)%
200	1,337,463	3.6	19.0	255,979	(0.1)	850,511	5.8	16.5	171,758	(1.1)
100	1,326,352	2.8	18.4	256,474	0.1	838,066	4.3	15.9	173,119	(0.3)
Static	1,290,369	—	17.4	256,181	—	803,722	—	14.9	173,590	—
(100)	1,220,289	(5.4)	16.1	253,979	(0.9)	737,232	(8.3)	13.3	170,383	(1.8)
Static case economic value of equity and net interest income increased over the prior year primarily due to the full integration of Sun into the Bank’s operations. Changes in interest rate sensitivity in a rising interest rate scenario at December 31, 2018, as compared to December 31, 2017, are primarily the result of the increased sensitivity of key non-maturity deposits that offset modest increases in the sensitivity of investments and loans.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OceanFirst Financial Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Short Hills, New Jersey
March 15, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OceanFirst Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited OceanFirst Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 15, 2019 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been indentified and included in management’s assessment:
The Company did not have effective information technology general controls (“ITGCs”) related to user access over the core banking IT system used for financial reporting. As a result of improper risk assessment in deploying control activities around access policy, access to the core banking IT system was granted by IT personnel to retail and back office personnel that was not commensurate with assigned job responsibilities, and therefore created segregation of duties conflicts.
The Company also did not have effective monitoring controls that were designed to address the completeness and accuracy of daily reports generated by the core banking IT system that included data fields subject to these access deficiencies.
As a result, certain of the Company’s manual process level controls related to the loan and deposit account balances that are dependent upon the completeness and accuracy of data derived from the core banking IT systems were ineffective because they could have been adversely impacted by the ineffective ITGCs and monitoring controls.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
March 15, 2019

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$120,792	$109,613
Debt securities available-for-sale (encumbered $26,509 at December 31, 2018 and $22,086 at December 31, 2017)	100,717	81,581
Debt securities held-to-maturity, net (estimated fair value of $832,815 at December 31, 2018 and $761,660 at December 31, 2017) (encumbered $550,735 at December 31, 2018 and $447,276 at December 31, 2017)	846,810	764,062
Equity investments, at estimated fair value	9,655	8,700
Restricted equity investments, at cost	56,784	19,724
Loans receivable, net	5,579,222	3,965,773
Mortgage loans held-for-sale	—	241
Interest and dividends receivable	19,689	14,254
Other real estate owned	1,381	8,186
Premises and equipment, net	111,209	101,776
Bank Owned Life Insurance	222,482	134,847
Deferred tax asset	63,377	1,922
Assets held for sale	4,522	4,046
Other assets	24,101	41,895
Core deposit intangible	16,971	8,885
Goodwill	338,442	150,501
Total assets	$7,516,154	$5,416,006
Liabilities and Stockholders’ Equity
Deposits	$5,814,569	$4,342,798
Federal Home Loan Bank advances	449,383	288,691
Securities sold under agreements to repurchase with retail customers	61,760	79,668
Other borrowings	99,530	56,519
Advances by borrowers for taxes and insurance	14,066	11,156
Other liabilities	37,488	35,233
Total liabilities	6,476,796	4,814,065
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 48,410,419 shares issued and 47,951,168 and 32,596,893 shares outstanding at December 31, 2018 and December 31, 2017, respectively	483	336
Additional paid-in capital	757,963	354,377
Retained earnings	305,056	271,023
Accumulated other comprehensive loss	(3,450)	(5,349)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(9,857)	(2,479)
Treasury stock, 459,251 and 969,879 shares at December 31, 2018 and December 31, 2017, respectively	(10,837)	(15,967)
Common stock acquired by Deferred Compensation Plan	(87)	(84)
Deferred Compensation Plan Liability	87	84
Total stockholders’ equity	1,039,358	601,941
Total liabilities and stockholders’ equity	$7,516,154	$5,416,006
See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Income
(in thousands, except per share amount)

	For the Year Ended December 31,
	2018	2017	2016
Interest income:
Loans	$249,549	$170,588	$122,962
Mortgage-backed securities	16,034	11,108	6,697
Investment securities and other	11,071	7,133	3,766
Total interest income	276,654	188,829	133,425
Interest expense:
Deposits	22,578	12,336	7,517
Borrowed funds	13,574	7,275	5,646
Total interest expense	36,152	19,611	13,163
Net interest income	240,502	169,218	120,262
Provision for loan losses	3,490	4,445	2,623
Net interest income after provision for loan losses	237,012	164,773	117,639
Other income:
Bankcard services revenue	9,228	6,965	4,833
Wealth management revenue	2,245	2,150	2,324
Fees and service charges	19,461	15,058	10,758
Net gain on sales of loans	668	100	986
Net unrealized loss on equity investments	(199)	—	—
Net loss from other real estate operations	(3,812)	(874)	(856)
Income from Bank Owned Life Insurance	5,105	3,299	2,230
Other	2,131	374	137
Total other income	34,827	27,072	20,412
Operating expenses:
Compensation and employee benefits	83,135	60,100	47,105
Occupancy	17,915	10,657	8,332
Equipment	8,319	6,769	5,104
Marketing	3,415	2,678	1,882
Federal deposit insurance	3,713	2,564	2,825
Data processing	13,286	8,849	7,577
Check card processing	4,209	3,561	2,210
Professional fees	4,963	3,995	2,848
Other operating expense	13,509	10,810	7,676
Amortization of core deposit intangible	3,811	2,039	623
Federal Home Loan Bank advance prepayment fee	—	—	136
Branch consolidation expenses	3,151	6,205	—
Merger related expenses	26,911	8,293	16,534
Total operating expenses	186,337	126,520	102,852
Income before provision for income taxes	85,502	65,325	35,199
Provision for income taxes	13,570	22,855	12,153
Net income	$71,932	$42,470	$23,046
Basic earnings per share	$1.54	$1.32	$1.00
Diluted earnings per share	$1.51	$1.28	$0.98
Average basic shares outstanding	46,773	32,113	23,093
Average diluted shares outstanding	47,657	33,125	23,526

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$71,932	$42,470	$23,046
Other comprehensive income:
Unrealized loss on debt securities (net of tax benefit of $33, $204, and $221 in 2018, 2017, and 2016, respectively)	(162)	(295)	(321)
Accretion of unrealized loss on securities reclassified to held-to-maturity (net of tax expense of $1,186, $480, and $556 in 2018, 2017 and 2016, respectively)	1,719	695	806
Reclassification adjustment for gains included in net income (net of tax expense of $53 and $5 in 2018 and 2016, respectively)	195	—	7
Total other comprehensive income	1,752	400	492
Total comprehensive income	$73,684	$42,870	$23,538

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share amounts)
For the Year Ended December 31, 2018, 2017 and 2016

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2015	$—	$336	$269,757	$229,140	$(6,241)	$(3,045)	$(251,501)	$(314)	$314	$238,446
Net income	—	—	—	23,046	—	—	—	—	—	23,046
Other comprehensive income, net of tax	—	—	—	—	492	—	—	—	—	492
Stock awards	—	—	1,505	—	—	—	—	—	—	1,505
Tax benefit of stock plans	—	—	62	—	—	—	—	—	—	62
Treasury stock allocated to restricted stock plan	—	—	1,046	(101)	—	—	(945)	—	—	—
Purchase 90,000 shares of common stock	—	—	—	—	—	—	(1,878)	—	—	(1,878)
Allocation of ESOP stock	—	—	373	—	—	284	—	—	—	657
Cash dividend – $0.54 per share	—	—	—	(12,616)	—	—	—	—	—	(12,616)
Exercise of stock options	—	—	—	(1,277)	—	—	5,266	—	—	3,989
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	1	(1)	—
Issued 14,547,452 treasury shares to finance acquisition	—	—	91,690	—	—	—	226,510	—	—	318,200
Balance at December 31, 2016	—	336	364,433	238,192	(5,749)	(2,761)	(22,548)	(313)	313	571,903
Net income	—	—	—	42,470	—	—	—	—	—	42,470
Other comprehensive income, net of tax	—	—	—	—	400	—	—	—	—	400
Stock awards	—	—	2,181	—	—	—	—	—	—	2,181
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(1,745)	822	—	—	923	—	—	—
Allocation of ESOP stock	—	—	637	—	—	282	—	—	—	919
Cash dividend – $0.60 per share	—	—	—	(19,286)	—	—	—	—	—	(19,286)
Exercise of stock options	—	—	—	(2,304)	—	—	5,658	—	—	3,354
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	229	(229)	—
Balance at December 31, 2017	—	336	354,377	271,023	(5,349)	(2,479)	(15,967)	(84)	84	601,941
Net income	—	—	—	71,932	—	—	—	—	—	71,932
Other comprehensive income, net of tax	—	—	—	—	1,752	—	—	—	—	1,752
Stock awards	—	2	3,036	—	—	—	—	—	—	3,038
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-01	—	—	—	(147)	147	—	—	—	—	—
Acquisition of common stock by ESOP	—	—	—	—	—	(8,400)	—	—	—	(8,400)
Allocation of ESOP stock	—	—	596	—	—	1,022	—	—	—	1,618
Cash dividend – $0.62 per share	—	—	—	(29,564)	—	—	—	—	—	(29,564)
Exercise of stock options	—	4	13,306	(8,188)	—	—	202	—	—	5,324
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	—	—	402,554
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—
Purchase 459,251 shares of common stock	—	—	—	—	—	—	(10,837)	—	—	(10,837)
Balance at December 31, 2018	$—	$483	$757,963	$305,056	$(3,450)	$(9,857)	$(10,837)	$(87)	$87	$1,039,358

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$71,932	$42,470	$23,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,706	6,303	4,786
Allocation of ESOP stock	1,618	919	657
Stock awards	3,038	2,181	1,505
Tax benefit of stock plans	—	—	62
Net excess tax benefit on stock compensation	(722)	(1,823)	—
Amortization of core deposit intangible	3,811	2,039	623
Net accretion of purchase accounting adjustments	(16,733)	(8,216)	(4,505)
Amortization of servicing asset	98	85	157
Net premium amortization in excess of discount accretion on securities	3,893	3,216	1,656
Net amortization of deferred costs and discounts on borrowings	262	74	—
Net amortization (accretion) of deferred fees and discounts on loans	669	509	(274)
Provision for loan losses	3,490	4,445	2,623
Deferred tax (benefit) provision	(4,568)	35,440	5,798
Net loss on sales of other real estate owned	2,359	1,119	138
Write down of fixed assets held for sale to net realizable value	4,024	6,084	—
Net (gain) loss on sales of fixed assets	(26)	150	38
Net unrealized loss on equity securities	199	—	—
Net gain on sales of loans	(668)	(100)	(986)
Net loss on sales of investment securities available for sale	—	—	12
Proceeds from sales of mortgage loans held-for-sale	2,794	5,282	50,075
Mortgage loans originated for sale	(2,498)	(3,872)	(47,943)
Increase in value of Bank Owned Life Insurance	(5,105)	(3,299)	(2,230)
Net gain on sale of assets held for sale	(1,245)	—	—
Decrease (increase) in interest and dividends receivable	186	(2,265)	(200)
Decrease (increase) in other assets	27,301	(5,375)	18,612
Decrease in other liabilities	(10,264)	(5,235)	(20,226)
Total adjustments	20,619	37,661	10,378
Net cash provided by operating activities	92,551	80,131	33,424
Cash flows from investing activities:
Net decrease (increase) in loans receivable	103,889	(138,271)	106,371
Purchases of loans receivable	(199,580)	(37,337)	(37,561)
Proceeds from sale of under performing loans	10,412	11,186	29,647
Proceeds from sales of debt investment securities available-for-sale	—	—	41,853
Purchase of debt investment securities available-for-sale	(33,040)	(69,987)	(10,021)
Purchase of debt investment securities held-to-maturity	(6,486)	(125,324)	(6,006)
Purchase of debt mortgage-backed securities held-to-maturity	—	(165,501)	(59,590)
Purchase of equity investments	(191)	—	—
Proceeds from maturities and calls of debt investment securities available-for-sale	19,156	—	18,506
Proceeds from maturities and calls of debt investment securities held-to-maturity	52,543	18,233	53,964
Proceeds from maturities and calls of debt mortgage backed securities held-to-maturity	—	—	6,394
Principal repayments on debt mortgage-backed securities held-to-maturity	119,125	96,383	73,470
Proceeds from Bank Owned Life Insurance	2,708	624	310
Proceeds from the redemption of restricted equity investments	106,807	19,738	32,168
Purchases of restricted equity investments	(127,048)	(20,149)	(23,571)
Net proceeds from sales of other real estate owned	5,438	3,880	3,744

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from investing activities (continued):
Proceeds from sales of assets held for sale	10,050	—	—
Purchases of premises and equipment	(11,487)	(48,698)	(6,670)
Cash acquired, net of cash paid for branch acquisition	—	—	16,727
Cash acquired, net of cash consideration paid for acquisitions	(3,743)	—	31,965
Net cash provided by (used in) investing activities	48,553	(455,223)	271,700
Cash flows from financing activities:
(Decrease) increase in deposits	(143,025)	155,849	131,308
Increase (decrease) in short-term borrowings	126,092	39,733	(175,137)
Proceeds from Federal Home Loan Bank advances	—	10,000	55,161
Repayments of Federal Home Loan Bank advances	(67,155)	(1,922)	(74,153)
Net proceeds from issuance of subordinated notes	—	—	33,898
Repayments of other borrowings	(439)	—	(10,000)
Increase (decrease) in advances by borrowers for taxes and insurance	2,910	(2,874)	2,286
Exercise of stock options	5,324	3,354	3,989
Payment of employee taxes withheld from stock awards	(3,295)	(1,522)	(555)
Purchase of treasury stock	(10,837)	—	(1,878)
Acquisition of common stock by ESOP	(8,400)	—	—
Dividends paid	(29,564)	(19,286)	(12,616)
Net cash (used in) provided by financing activities	(128,389)	183,332	(47,697)
Net increase (decrease) in cash and due from banks and restricted cash	12,715	(191,760)	257,427
Cash and due from banks and restricted cash at beginning of year	109,613	301,373	43,946
Cash and due from banks and restricted cash at end of year	$122,328	$109,613	$301,373
Supplemental disclosure of cash flow information:
Cash and due from banks at beginning of period	$109,613	$301,373	$43,946
Restricted cash at beginning of period	—	—	—
Cash and due from banks and restricted cash at beginning of period	$109,613	$301,373	$43,946
Cash and due from banks at end of period	$120,792	$109,613	$301,373
Restricted cash at end of period	1,536	—	—
Cash and due from banks and restricted cash at end of period	122,328	109,613	301,373
Cash paid during the year for:
Interest	$36,447	$20,219	$13,201
Income taxes	2,317	6,008	10,912
Non-cash investing activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	2,905	1,145	1,406
Loans charged-off, net	(2,634)	3,907	4,162
Transfer of premises and equipment to assets held-for-sale	11,092	5,729	—
Transfer of loans receivable to other real estate owned	992	3,726	1,833

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information (continued):
Acquisition:
Non-cash assets acquired:
Securities	$254,522	$—	$305,139
Restricted equity investments	16,967	—	7,932
Loans	1,517,345	—	1,929,986
Premises & equipment	19,892	—	41,067
Other real estate owned	—	—	2,727
Accrued interest receivable	5,621	—	—
Bank Owned Life Insurance	85,238	—	—
Deferred tax asset	57,574	—	21,878
Other assets	6,343	—	97,140
Goodwill and other intangible assets, net	199,838	—	159,649
Total non-cash assets acquired	$2,163,340	$—	$2,565,518
Liabilities assumed:
Deposits	$1,616,073	$—	$2,123,440
Borrowings	127,727	—	128,160
Other liabilities	13,242	—	27,679
Total liabilities assumed	$1,757,042	$—	$2,279,279
Total consideration for acquisition	$406,298	$—	$286,239
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC, Hooper Holdings, LLC., TRREO Holdings LLC, Casaba Real Estate Holdings Corporation, Cohensey Bridge, L.L.C. and Prosperis Financial, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Acquired loans are marked to fair value on the date of acquisition and are evaluated on a quarterly basis to ensure the necessary purchase accounting updates are made in parallel with the allowance for loan loss calculation. Acquired loans that have been renewed since acquisition are included in the allowance for loan loss calculation since these loans have been underwritten to the Bank’s guidelines. Acquired loans that have not been renewed since acquisition, or that have a PCI mark, are excluded from the allowance for loan loss calculation. The Bank calculates a general valuation allowance for these excluded acquired loans without a PCI mark and compares that to the remaining general credit and interest rate marks. To the extent the remaining general credit and interest rate marks exceed the calculated general valuation allowance, no additional reserve is required. If the calculated general valuation allowance exceeds the remaining general credit and interest rate marks, the Bank would record an adjustment to the extent necessary.
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
A general allowance is determined for all loans that are not individually evaluated for impairment (excluding acquired loans that have not been renewed under the Bank’s underwriting criteria). In determining the level of the general allowance, the Bank segments the loan portfolio into the following portfolio segments: residential real estate; consumer; investor-owned commercial real estate; owner-occupied commercial real estate; and commercial and industrial.
The portfolio segments are further segmented by delinquency status or risk rating. An estimated loss factor is then applied to the outstanding principal loan balance of the delinquency status or risk rating category for each portfolio segment. To determine the loss factor, the Bank utilizes historical loss experience adjusted for certain qualitative factors and the loss emergence period.
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
The historical loss experience is adjusted for certain qualitative factors including, but not limited to, (1) delinquency trends, (2) net charge-off trends, (3) nature and volume of the loan portfolio, (4) loan policies and underwriting standards, (5) experience and ability of lending personnel, (6) concentrations of credit, (7) loan review system, and external factors such as (8) changes in current economic conditions, (9) local competition and (10) regulation. Economic factors that the Bank considers in its estimate of the allowance for loan losses include: local and regional trends in economic growth, unemployment and real estate values. The Bank considers the applicability of each of these qualitative factors in estimating the general allowance for each portfolio segment. Each quarter, the Bank considers the current conditions for each of the qualitative factors, as well as a forward looking view on trends and events, to support an assessment unique to each portfolio segment.
The Bank calculates and analyzes the loss emergence period on an annual basis or more frequently if conditions warrant. The Bank’s methodology is to use loss events in the past eight quarters to determine the loss emergence period for each loan segment. The loss emergence period is specific to each portfolio segment. It represents the amount of time that has elapsed between (1) the occurrence of a loss event, which resulted in a potential loss and (2) the confirmation of the potential loss, when the Bank records an initial charge-off or downgrades the risk-rating of the loan to substandard.
The Bank also maintains an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent factors that cannot be practically assigned to individual loss categories, including the periodic update of appraisals, subjectivity of the Bank’s credit review and risk rating process, and economic conditions that may not be fully captured in the Bank’s loss history or qualitative factors.
Upon completion of the aforementioned procedures, an overall management review is performed including ratio analyses to identify divergent trends compared with the Bank’s own historical loss experience, the historical loss experience of the Bank’s peer group and management’s understanding of general regulatory expectations. Based on that review, management may identify issues or factors that previously had not been considered in the estimation process, which may warrant further analysis or adjustments to estimated loss or qualitative factors applied in the calculation of the allowance for loan losses.
Reserve for Repurchased Loans and Loss Sharing Obligations
The reserve for repurchased loans and loss sharing obligations relates to potential losses on loans sold which may have to be repurchased due to a violation of representations and warranties and an estimate of the Bank’s obligation under a loss sharing arrangement for loans sold to the Federal Home Loan Bank (“FHLB”) as well as the potential repair requests for guaranteed loans sold to the Small Business Administration (“SBA”). Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. The reserve represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the period of repurchase risk. The reserve for repurchased loans and loss sharing obligations is included in other liabilities on the Company’s consolidated statement of financial condition as well as SBA repair requests.
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
Intangible Assets
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and core deposit intangible. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of August 31, 2018. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.
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

•
Fees and service charges - The Company has multiple types of deposit accounts that may earn fees and service charges. Fees and service charges from deposit accounts represent general service fees for monthly account maintenance and activity-or-transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attributebased revenue. Revenue is recognized when the performance obligation is satisfied, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are typically received at the time the performance obligations are satisfied.

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased real estate as within the scope of the guidance and continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. The Company expects total assets and total liabilities will increase by similar amounts. Upon adoption, the Company expects total assets and total liability to increase by similar amounts within a range of $18 million to $22 million.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. In both cases, the Company has not yet determined the extent of the change as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.
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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. As a result, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Current GAAP contains limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. To address those current limitations, the amendments in this ASU permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. In addition, the amendments in this ASU change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not enter into derivatives that are designated as hedging instruments and as such, the adoption of this ASU will not have an impact on the Company’s consolidated financial statements.
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
Note 2: Regulatory Matters
Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2018, the Bank was required to maintain a minimum ratio of Tier 1 capital to total adjusted assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 6.375%; a minimum ratio of Tier 1 capital to risk weighted assets of 7.875%; and, a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 9.875%. These ratios include the impact of the required capital conservation buffer. With its conversion to a bank holding company on January 31, 2018, the Company became subject to substantially similar consolidated capital requirements imposed by FRB regulation.

Under the regulatory framework for prompt corrective action, Federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier 1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2018 and 2017, the Company and the Bank exceeded all regulatory capital requirements currently applicable.
The following is a summary of the Bank and the Company’s regulatory capital amounts and ratios as of December 31, 2018 and 2017 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

As of December 31, 2018	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$712,900	10.01%	$284,772	4.000%		$355,965	5.00%
Common equity Tier 1 (to risk-weighted assets)	712,900	13.39	339,513	6.375	(1)	346,170	6.50
Tier 1 capital (to risk-weighted assets)	712,900	13.39	419,398	7.875	(1)	426,056	8.00
Total capital (to risk-weighted assets)	730,484	13.72	525,912	9.875	(1)	532,570	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$709,972	9.96%	$285,199	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	647,773	12.15	339,791	6.375	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	709,972	13.32	419,742	7.875	(1)	N/A	N/A
Total capital (to risk-weighted assets)	762,556	14.31	526,343	9.875	(1)	N/A	N/A

As of December 31, 2017	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$459,031	8.75%	$209,760	4.000%		$262,200	5.00%
Common equity Tier 1 (to risk-weighted assets)	459,031	12.41	212,705	5.750	(2)	240,450	6.50
Tier 1 capital (to risk-weighted assets)	459,031	12.41	268,194	7.250	(2)	295,938	8.00
Total capital (to risk-weighted assets)	475,379	12.85	342,178	9.250	(2)	369,923	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$465,554	8.87%	$209,943	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	449,991	12.15	212,907	5.750	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	465,554	12.57	268,448	7.250	(2)	N/A	N/A
Total capital (to risk-weighted assets)	516,902	13.96	342,502	9.250	(2)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 1.875%.

(2)	Includes the Capital Conservation Buffer of 1.250%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
The capital conservation buffer requirement is being phased in over four years beginning January 1, 2016. The capital conservation buffer requirement is being phased in incrementally, and started at 0.625% on January 1, 2016, and increased to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.50% on January 1, 2019, when the full capital conservation buffer requirement became effective. Capital distributions and certain discretionary bonus payments are limited if the capital conservation buffer is not maintained. Applicable regulations also impose limitations upon capital distributions by the Company, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital minimum requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3. Business Combination
As a result of the following acquisitions and the October 25, 2018 definitive agreement and plan of merger with Capital Bank of New Jersey, (“Capital Bank”), which closed on January 31, 2019, the Company incurred merger related expenses of $26.9 million, $8.3 million, and $16.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Refer to Note 17 Subsequent Events, for additional information related to the Capital Bank acquisition. The following table summarizes the merger related expenses for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Data processing fees	$6,017	$3,956	$4,844
Professional fees	4,414	2,771	5,982
Employee severance payments	15,660	1,177	5,457
Other/miscellaneous fees	820	389	251
Merger related expenses	$26,911	$8,293	$16,534
Sun Bancorp. Inc Acquisition
On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”), which after purchase accounting adjustments, added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. Total consideration paid for Sun was $474.9 million, including cash consideration of $72.4 million. Sun was merged with and into the Company on the date of acquisition.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Sun, net of the total consideration paid (in thousands):

	At January 31, 2018
	Sun Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$474,930
Assets acquired:
Cash and cash equivalents	$68,632	$—	$68,632
Securities	254,522	—	254,522
Loans	1,541,868	(24,523)	1,517,345
Accrued interest receivable	5,621	—	5,621
Bank Owned Life Insurance	85,238	—	85,238
Deferred tax asset	55,710	1,864	57,574
Other assets	49,561	(6,359)	43,202
Core deposit intangible	—	11,897	11,897
Total assets acquired	2,061,152	(17,121)	2,044,031
Liabilities assumed:
Deposits	(1,614,910)	(1,163)	(1,616,073)
Borrowings	(142,567)	14,840	(127,727)
Other liabilities	(14,372)	1,130	(13,242)
Total liabilities assumed	(1,771,849)	14,807	(1,757,042)
Net assets acquired	$289,303	$(2,314)	$286,989
Goodwill recorded in the merger			$187,941

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Cape Bancorp, Inc. (“Cape”) operations included in the Consolidated Statements of Income from the date of the acquisition (May 2, 2016) through December 31, 2016 and regarding the former Ocean Shore Holding Co. (“Ocean Shore”), operations included in the Consolidated Statements of Income from the date of the acquisition (December 1, 2016) through December 31, 2016, and regarding the former Sun operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2018) through December 31, 2018. In addition, the table provides condensed pro forma financial information assuming the Cape, Ocean Shore and Sun acquisitions had been completed as of January 1, 2016, for the year ended December 31, 2016, and assuming the Sun acquisition had been completed as of January 1, 2017, for the year ended December 31, 2017, and January 1, 2018 for the year ended December 31, 2018. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of Cape’s, Ocean Shore’s, and Sun’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

	Sun Actual from January 31, 2018 to December 31, 2018	Cape Actual from May 2, 2016 to December 31, 2016	Ocean Shore Actual from December 1, 2016 to December 31, 2016	Pro forma Year ended December 31, 2018	Pro forma Year ended December 31, 2017	Pro forma Year ended December 31, 2016
(in thousands, except per share amounts)	(Unaudited)
Net interest income	$63,889	$34,565	$3,109	$246,642	$242,508	$236,852
Provision for loan losses	1,215	498	—	3,490	2,914	2,718
Non-interest income	7,961	3,503	349	35,642	38,960	39,150
Non-interest expense	35,184	19,258	1,337	203,733	191,342	226,782
Provision (benefit) for income taxes	7,090	6,947	(60)	12,911	23,675	(40,177)
Net income	$28,361	$12,311	$1,397	$62,150	$63,537	$86,679
Fully diluted earnings per share				$1.27	$1.32	$1.84
Core Deposit Intangible
The estimated future amortization expense for the core deposit intangible over the next five years is as follows (in thousands):

For the Year Ended December 31,	Amortization Expense
2019	$3,583
2020	3,156
2021	2,730
2022	2,303
2023	1,876
Thereafter	3,323
Total	$16,971
Fair Value Measurement of Assets Acquired and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Sun acquisition is described below. Refer to Note 15 Fair Value Measurements, for a discussion of the fair value hierarchy.

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
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Sun operated twenty one properties subject to lease agreements.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $11.9 million, for the acquisition of Sun and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

Note 4: Securities
The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity at December 31, 2018 and 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2018
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$100,524	$163	$(963)	$99,724
Mortgage-backed securities - FNMA	998	—	(5)	993
Total debt securities available-for-sale	$101,522	$163	$(968)	$100,717
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$14,975	$—	$(130)	$14,845
State and municipal obligations	123,987	67	(1,697)	122,357
Corporate debt securities	66,834	126	(4,984)	61,976
Total investment securities	205,796	193	(6,811)	199,178
Mortgage-backed securities:
FHLMC	237,703	159	(5,110)	232,752
FNMA	277,266	753	(6,030)	271,989
GNMA	127,611	198	(2,360)	125,449
SBA	3,527	—	(80)	3,447
Total mortgage-backed securities	646,107	1,110	(13,580)	633,637
Total debt securities held-to-maturity	$851,903	$1,303	$(20,391)	$832,815
Total debt securities	$953,425	$1,466	$(21,359)	$933,532
At December 31, 2017
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$82,378	$—	$(797)	$81,581
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$14,968	$—	$(65)	$14,903
State and municipal obligations	149,958	219	(1,475)	148,702
Corporate debt securities	76,024	312	(3,962)	72,374
Total investment securities	240,950	531	(5,502)	235,979
Mortgage-backed securities:
FHLMC	186,921	151	(2,937)	184,135
FNMA	263,103	1,193	(3,000)	261,296
GNMA	75,243	64	(928)	74,379
SBA	5,843	28	—	5,871
Total mortgage-backed securities	531,110	1,436	(6,865)	525,681
Total debt securities held-to-maturity	$772,060	$1,967	$(12,367)	$761,660
Total debt securities	$854,438	$1,967	$(13,164)	$843,241

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity securities at December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Amortized cost	$851,903	$772,060
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of unrealized loss on securities reclassified to held-to-maturity	8,254	5,349
Carrying value	$846,810	$764,062
Realized gains were $248,000 for the year ended December 31, 2018. There were no realized gains or losses on the sale of securities for the year ended December 31, 2017.
The amortized cost and estimated fair value of investment securities at December 31, 2018 by contractual maturity, are shown below (in thousands). Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2018, corporate debt securities with an amortized cost and estimated fair value of $55.8 million and $51.1 million, respectively, were callable prior to the maturity date.

December 31, 2018	Amortized Cost	Estimated Fair Value
Less than one year	$50,564	$50,346
Due after one year through five years	159,365	157,606
Due after five years through ten years	85,574	80,049
Due after ten years	10,817	10,901
	$306,320	$298,902
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $563.1 million and $466.4 million, at December 31, 2018 and 2017, respectively, including $74.1 million and $58.0 million at December 31, 2018 and 2017, respectively, pledged as collateral for securities sold under agreements to repurchase.

The estimated fair value and unrealized loss for debt securities available-for-sale and held-to-maturity at December 31, 2018 and December 31, 2017, segregated by the duration of the unrealized loss, are as follows (in thousands):

	As of December 31, 2018
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$985	$(3)	$66,438	$(960)	$67,423	$(963)
Mortgage-backed securities - FNMA	993	(5)	—	—	993	(5)
Total debt securities available-for-sale	1,978	(8)	66,438	(960)	68,416	(968)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	14,845	(130)	14,845	(130)
State and municipal obligations	2,856	(4)	106,073	(1,693)	108,929	(1,697)
Corporate debt securities	2,470	(21)	43,059	(4,963)	45,529	(4,984)
Total investment securities	5,326	(25)	163,977	(6,786)	169,303	(6,811)
Mortgage-backed securities:
FHLMC	46,615	(159)	147,763	(4,951)	194,378	(5,110)
FNMA	27,594	(125)	185,328	(5,905)	212,922	(6,030)
GNMA	35,221	(535)	59,468	(1,825)	94,689	(2,360)
SBA	3,447	(80)	—	—	3,447	(80)
Total mortgage-backed securities	112,877	(899)	392,559	(12,681)	505,436	(13,580)
Total debt securities held-to-maturity	118,203	(924)	556,536	(19,467)	674,739	(20,391)
Total debt securities	$120,181	$(932)	$622,974	$(20,427)	$743,155	$(21,359)

	As of December 31, 2017
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$69,375	$(496)	$12,206	$(301)	$81,581	$(797)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	14,903	(65)	—	—	14,903	(65)
State and municipal obligations	104,883	(1,153)	14,363	(322)	119,246	(1,475)
Corporate debt securities	4,035	(30)	56,106	(3,932)	60,141	(3,962)
Total investment securities	123,821	(1,248)	70,469	(4,254)	194,290	(5,502)
Mortgage-backed securities:
FHLMC	98,138	(781)	68,238	(2,156)	166,376	(2,937)
FNMA	132,982	(1,058)	65,060	(1,942)	198,042	(3,000)
GNMA	26,105	(223)	45,281	(705)	71,386	(928)
Total mortgage-backed securities	257,225	(2,062)	178,579	(4,803)	435,804	(6,865)
Total debt securities held-to-maturity	381,046	(3,310)	249,048	(9,057)	630,094	(12,367)
Total debt securities	$450,421	$(3,806)	$261,254	$(9,358)	$711,675	$(13,164)

At December 31, 2018, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

	As of December 31, 2018
Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
Chase Capital	$10,000	$8,800	Baa1/BBB-
Wells Fargo Capital	5,000	4,300	A1/BBB
Huntington Capital	5,000	4,350	Baa2/BB+
Keycorp Capital	5,000	4,400	Baa2/BB+
PNC Capital	5,000	4,570	Baa1/BBB-
State Street Capital	5,000	4,475	A3/BBB
SunTrust Capital	5,000	4,300	Not Rated/BB+
Southern Company	1,514	1,483	Baa2/BBB+
AT&T Inc.	1,509	1,480	Baa2/BBB
BB&T	1,512	1,487	A2/A-
Celgene	1,521	1,490	Baa2/BBB+
Haliburton	461	436	Baa1/A-
Ryder	1,504	1,488	Baa1/BBB+
	$48,021	$43,059

At December 31, 2018, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at December 31, 2018. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
U.S. government and agency obligations consist of U.S. Treasury securities backed by the “full faith and credit” of the U.S. federal government, and agency securities issued by or guaranteed by government corporations, such as the Government National Mortgage Association (“GNMA”) and the Tennessee Valley Authority, and by government sponsored enterprises, such as the Federal Farm Credit Bank, the Federal Home Loan Banks, the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Mortgage-backed securities are issued and guaranteed by either FHLMC, FNMA, GNMA, or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government. The debt obligations of all these agencies are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at December 31, 2018.
State and municipal obligations are securities issued by state and local governments for various purposes. The Company is not aware of any information subsequent to the purchase of any state and municipal obligation that indicates an inability on the part of an issuer to meet all of its financial commitments. The weighted average credit rating of these securities is Aa/AA with no credit rating below A3/A-. The Company has the ability and stated intention to hold these securities to maturity at which time the Company expects to receive full repayment. Current unrealized losses are considered to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the securities. As a result, the Company concluded that these securities were only temporarily impaired as of December 31, 2018.

Note 5: Loans Receivable, Net
A summary of loans receivable at December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Commercial:
Commercial and industrial	$304,994	$187,645
Commercial real estate - owner occupied	740,375	569,497
Commercial real estate - investor	2,015,210	1,186,302
Total commercial	3,060,579	1,943,444
Consumer:
Residential mortgage	2,044,286	1,748,590
Home equity loans and lines	353,386	281,143
Other consumer	121,561	1,225
Total consumer	2,519,233	2,030,958
	5,579,812	3,974,402
Purchased credit impaired loans	8,901	1,712
Total loans	5,588,713	3,976,114
Deferred origination costs, net	7,086	5,380
Allowance for loan losses	(16,577)	(15,721)
Loans receivable, net	$5,579,222	$3,965,773
The Bank’s eligible mortgage loans are pledged to secure FHLB advances. At December 31, 2018 the Bank pledged $2.918 billion of eligible mortgage loans to secure FHLB advances.
An analysis of the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	At or For the Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$15,721	$15,183	$16,722
Provision charged to operations	3,490	4,445	2,623
Charge-offs	(3,841)	(5,384)	(4,490)
Recoveries	1,207	1,477	328
Balance at end of year	$16,577	$15,721	$15,183

The following table presents an analysis of the allowance for loan losses for the years ended December 31, 2018 and 2017, the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017 excluding PCI loans (in thousands):

	Commercial and Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Investor	Residential Real Estate	Consumer	Unallocated	Total
For the year ended December 31, 2018
Allowance for loan losses:
Balance at beginning of year	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Provision (benefit) charged to operations	(66)	(783)	2,550	1,056	86	647	3,490
Charge-offs	(230)	(314)	(1,939)	(1,021)	(337)	—	(3,841)
Recoveries	104	199	207	574	123	—	1,207
Balance at end of year	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
For the year ended December 31, 2017
Allowance for loan losses:
Balance at beginning of year	$2,037	$2,999	$6,361	$2,245	$1,110	$431	$15,183
Provision (benefit) charged to operations	(379)	203	2,444	2,742	(509)	(56)	4,445
Charge-offs	(380)	(150)	(899)	(3,820)	(135)	—	(5,384)
Recoveries	523	123	46	637	148	—	1,477
Balance at end of year	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721

December 31, 2018
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	2,277	8,770	2,413	486	1,022	16,577
Total ending allowance balance	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Loans:
Loans individually evaluated for impairment	$1,626	$5,395	$9,738	$10,064	$2,974	$—	$29,797
Loans collectively evaluated for impairment	303,368	734,980	2,005,472	2,034,222	471,973	—	5,550,015
Total ending loan balance	$304,994	$740,375	$2,015,210	$2,044,286	$474,947	$—	$5,579,812
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,801	3,175	7,952	1,804	614	375	15,721
Total ending allowance balance	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Loans:
Loans individually evaluated for impairment	$864	$15,132	$17,923	$10,605	$2,464	$—	$46,988
Loans collectively evaluated for impairment	186,781	554,365	1,168,379	1,737,985	279,904	—	3,927,414
Total ending loan balance	$187,645	$569,497	$1,186,302	$1,748,590	$282,368	$—	$3,974,402

A summary of impaired loans at December 31, 2018 and 2017 is as follows, excluding PCI loans (in thousands):

	December 31,
	2018	2017
Impaired loans with no allocated allowance for loan losses	$29,797	$46,988
Impaired loans with allocated allowance for loan losses	—	—
	$29,797	$46,988
Amount of the allowance for loan losses allocated	$—	$—
The Company defines an impaired loan as a non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2018, the impaired loan portfolio totaled $29.8 million, for which there was no specific allocation in the allowance for loan losses. At December 31, 2017, the impaired loan portfolio totaled $47.0 million, for which there was no specific allocation in the allowance for loan losses. The average balance of impaired loans for the years ended December 31, 2018, 2017 and 2016 was $38.1 million, $39.8 million, and $38.4 million, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $419,000, $639,000, and $391,000 of interest income for the years ended December 31, 2018, 2017 and 2016, respectively, would have been recorded.
At December 31, 2018, impaired loans include troubled debt restructured loans of $26.5 million, of which $22.9 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2017 impaired loans include troubled debt restructured loans of $42.1 million, of which $33.3 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
At December 31, 2018
With no related allowance recorded:
Commercial and industrial	$1,750	$1,626	$—
Commercial real estate – owner occupied	5,413	5,395	—
Commercial real estate – investor	12,633	9,738	—
Residential real estate	10,441	10,064	—
Consumer	3,301	2,974	—
	$33,538	$29,797	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—
At December 31, 2017
With no related allowance recorded:
Commercial and industrial	$895	$864	$—
Commercial real estate – owner occupied	15,832	15,132	—
Commercial real estate – investor	19,457	17,923	—
Residential real estate	10,951	10,605	—
Consumer	2,941	2,464	—
	$50,076	$46,988	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—

(continued)

	For the Year Ended December 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,075	$107	$643	$60
Commercial real estate – owner occupied	8,264	297	11,890	797
Commercial real estate – investor	13,934	382	8,825	768
Residential real estate	10,787	475	10,928	481
Consumer	2,764	155	2,388	144
	$36,824	$1,416	$34,674	$2,250
With an allowance recorded:
Commercial and industrial	$589	$—	$—	$—
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	670	—	3,386	81
Residential real estate	—	—	1,585	62
Consumer	—	—	119	6
	$1,259	$—	$5,090	$149
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2018 and 2017, excluding PCI loans (in thousands):

	December 31,
	2018	2017
Commercial and industrial	$1,587	$503
Commercial real estate – owner occupied	501	5,962
Commercial real estate – investor	5,024	8,281
Residential real estate	7,389	4,190
Consumer	2,914	1,929
	$17,415	$20,865
At December 31, 2018, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 and 2017 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2018
Commercial and industrial	$—	$—	$—	$—	$304,994	$304,994
Commercial real estate – owner occupied	5,104	236	197	5,537	734,838	740,375
Commercial real estate – investor	3,979	2,503	2,461	8,943	2,006,267	2,015,210
Residential real estate	10,199	4,979	4,451	19,629	2,024,657	2,044,286
Consumer	2,200	955	2,464	5,619	469,328	474,947
	$21,482	$8,673	$9,573	$39,728	$5,540,084	$5,579,812
December 31, 2017
Commercial and industrial	$2,694	$36	$503	$3,233	$184,412	$187,645
Commercial real estate – owner occupied	222	—	5,402	5,624	563,873	569,497
Commercial real estate – investor	135	1,426	4,507	6,068	1,180,234	1,186,302
Residential real estate	13,197	2,351	3,372	18,920	1,729,670	1,748,590
Consumer	1,067	310	1,687	3,064	279,304	282,368
	$17,315	$4,123	$15,471	$36,909	$3,937,493	$3,974,402
At December 31, 2018, 2017 and 2016, loans in the amount of $17.4 million, $20.9 million, and $13.6 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. There were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
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

As of December 31, 2018 and 2017, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment is as follows, excluding PCI loans (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial and industrial	$291,265	$2,777	$10,952	$—	$304,994
Commercial real estate – owner occupied	706,825	3,000	30,550	—	740,375
Commercial real estate – investor	1,966,495	23,727	24,988	—	2,015,210
	$2,964,585	$29,504	$66,490	$—	$3,060,579
December 31, 2017
Commercial and industrial	$181,438	$3,153	$3,054	$—	$187,645
Commercial real estate – owner occupied	546,569	4,337	18,591	—	569,497
Commercial real estate – investor	1,146,630	14,644	25,028	—	1,186,302
	$1,874,637	$22,134	$46,673	$—	$1,943,444
For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2018 and 2017, excluding PCI loans (in thousands):

	Residential Real Estate
	Residential	Consumer
December 31, 2018
Performing	$2,036,897	$472,033
Non-performing	7,389	2,914
	$2,044,286	$474,947
December 31, 2017
Performing	$1,744,400	$280,439
Non-performing	4,190	1,929
	$1,748,590	$282,368
The recorded investment in mortgage and consumer loans collateralized by residential real estate, which are in the process of foreclosure, amounted to $2.2 million at December 31, 2018. The amount of foreclosed residential real estate property held by the Company was $705,000 at December 31, 2018.
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at December 31, 2018, 2017 and 2016 were $3.6 million, $8.8 million, and $3.5 million, respectively, of troubled debt restructurings. At December 31, 2018 and 2017, there were no specific reserves allocated to loans which were classified as troubled debt restructurings. At December 31, 2016 the Company had allocated $510,000 of specific reserves to loans which are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as troubled debt restructuring which are accruing at December 31, 2018, 2017 and 2016 which totaled $22.9 million, $33.3 million, and $27.0 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the years ended December 31, 2018 and 2017, and troubled debt restructurings modified within the previous year and which defaulted during the years ended December 31, 2018 and 2017 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the year ended December 31, 2018
Troubled Debt Restructurings:
Commercial and industrial	2	$496	$502
Commercial real estate – owner occupied	1	49	50
Commercial real estate – investor	3	1,395	1,435
Residential real estate	5	558	598
		Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Consumer		1	$29

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the year ended December 31, 2017
Troubled Debt Restructurings:
Commercial and industrial	1	$665	$665
Commercial real estate – owner occupied	7	6,977	6,977
Commercial real estate – investor	7	10,904	11,026
Residential real estate	8	1,637	1,600
		Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:		None	None
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
The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Sun at January 31, 2018 (in thousands):

Sun
January 31, 2018
Contractually required principal and interest	$22,556
Contractual cash flows not expected to be collected (non-accretable discount)	(6,115)
Expected cash flows to be collected at acquisition	16,441
Interest component of expected cash flows (accretable yield)	(3,535)
Fair value of acquired loans	$12,906
The following table summarizes the changes in accretable yield for PCI loans during the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017
Beginning balance	$161	$749
Acquisition	2,646	—
Accretion	(2,257)	(921)
Reclassification from non-accretable difference	3,080	333
Ending balance	$3,630	$161

Note 6: Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2018 and 2017 are summarized as follows (in thousands):

	December 31,
	2018	2017
Loans	$15,905	$10,750
Investment securities and other	2,490	2,430
Mortgage-backed securities	1,294	1,074
	$19,689	$14,254
Note 7: Premises and Equipment, Net
Premises and equipment, net at December 31, 2018 and 2017 are summarized as follows (in thousands):

	December 31,
	2018	2017
Land	$25,415	$24,876
Buildings and improvements	101,211	97,463
Leasehold improvements	7,465	6,613
Furniture and equipment	22,373	30,545
Capital lease	8,630	—
Other	2,444	1,450
Total	167,538	160,947
Accumulated depreciation and amortization	(56,329)	(59,171)
	$111,209	$101,776
Depreciation and amortization expense for the years ended December 31, 2018, 2017, and 2016 amounted to $8.7 million, $6.3 million and $4.8 million, respectively.
Note 8: Deposits
Deposits, including accrued interest payable of $430,000 at December 31, 2018 and $22,000 at December 31, 2017, are summarized as follows (in thousands):

	December 31,
	2018		2017
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$1,151,362	—%	$756,513	—%
Interest-bearing checking accounts	2,350,106	0.51	1,954,358	0.32
Money market deposit accounts	569,680	0.66	363,656	0.33
Savings accounts	877,177	0.12	661,167	0.04
Time deposits	866,244	1.50	607,104	1.18
Total deposits	$5,814,569	0.51%	$4,342,798	0.34%
Included in time deposits at December 31, 2018 and 2017, is $124.3 million and $84.9 million, respectively, in deposits of $250,000 and over.

Time deposits at December 31, 2018 mature as follows (in thousands):

For the Year Ended December 31,	Time Deposit Maturities
2019	$438,735
2020	170,575
2021	140,463
2022	79,619
2023	35,260
Thereafter	1,592
Total	$866,244
Interest expense on deposits for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Interest-bearing checking accounts	$9,219	$4,533	$2,114
Money market deposit accounts	2,818	1,213	858
Savings accounts	990	345	191
Time deposits	9,551	6,245	4,354
Total interest expense on deposits	$22,578	$12,336	$7,517
Note 9: Borrowed Funds
Borrowed funds are summarized as follows (in thousands):

	December 31,
	2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Home Loan Bank advances	$449,383	2.15%	$288,691	1.74%
Securities sold under agreements to repurchase	61,760	0.30	79,668	0.21
Other borrowings	99,530	5.24	56,519	4.48
	$610,673	2.47%	$424,878	1.82%
Information concerning FHLB advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2018	2017	2018	2017
Average balance	$382,464	$258,870	$66,340	$74,712
Maximum amount outstanding at any month end	675,802	291,615	82,463	80,945
Average interest rate for the year	2.06%	1.73%	0.25%	0.16%
Amortized cost of collateral:
Mortgage-backed securities	$—	$—	$75,425	$58,020
Estimated fair value of collateral:
Mortgage-backed securities	—	—	74,144	58,007
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

FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2018 as follows (in thousands):

	FHLB Advances	Reverse Repurchase Agreements
For the Year Ended December 31,
2019	$280,077	$61,760
2020	89,770	—
2021	24,743	—
2022	54,793	—
2023	—	—
Total	$449,383	$61,760
The other borrowings at December 31, 2018 include the following (in thousands):

Type of Debt	Stated Value	Carrying Value	Interest Rate		Maturity
Subordinated debt	$35,000	$34,281	5.125%	(1)	September 30, 2026
Trust preferred	5,000	5,000	3 month LIBOR plus 165 basis points		August 1, 2036
Trust preferred	7,500	7,500	3 month LIBOR plus 166 basis points		November 1, 2036
Trust preferred	10,000	10,000	3 month LIBOR plus 175 basis points		September 1, 2037
Trust preferred	30,000	22,361	3 month LIBOR plus 135 basis points		March 15, 2036
Trust preferred	10,000	7,571	3 month LIBOR plus 153 basis points		June 30, 2037
Trust preferred	10,000	7,422	3 month LIBOR plus 139 basis points		October 1, 2037
Capital lease	3,263	3,263	7.990%		August 30, 2025
Capital lease	2,132	2,132	5.625%		June 30, 2029

(1)	Adjusts to a floating rate of 392 basis points over 3 month LIBOR on September 30, 2021.
All of the trust preferred debt is currently callable.
Interest expense on borrowings for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Federal Home Loan Bank advances	$7,885	$4,486	$4,471
Securities sold under agreements to repurchase	168	121	102
Other borrowings	5,521	2,668	1,073
	$13,574	$7,275	$5,646
All FHLB advances are secured by the Bank’s mortgage loans and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.20% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

Note 10: Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 consists of the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Current
Federal	$18,030	$(12,754)	$6,259
State	108	169	96
Total current	18,138	(12,585)	6,355
Deferred
Federal	(4,568)	35,440	5,798
State	—	—	—
Total deferred	(4,568)	35,440	5,798
	$13,570	$22,855	$12,153
Included in other comprehensive income is income tax expense attributable to the net accretion of unrealized losses on securities available-for-sale arising during the year in the amount of $1.1 million, $276,000, and $330,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation - Stock Compensation,” which decreased income tax expense by $1.8 million for the year ended December 31, 2017. Under the ASU, the tax benefits of exercised stock options and vested stock awards are recognized as a benefit to income tax expense in the reporting period which they occur. Prior to the adoption of the ASU, included in stockholders’ equity is income tax benefit attributable to stock plans in the amount of and $62,000 for the year ended December 31, 2016.
A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Income before provision for income taxes	$85,502	$65,325	$35,199
Applicable statutory Federal income tax rate	21.0%	35.0%	35.0%
Computed “expected” Federal income tax expense	$17,955	$22,864	$12,320
(Decrease) increase in Federal income tax expense resulting from
Tax exempt interest	(615)	(839)	(390)
ESOP fair market value adjustment	125	223	131
ESOP dividends	(136)	(230)	(223)
Earnings on BOLI	(1,072)	(1,155)	(781)
Merger related expenses	322	478	1,005
State income taxes net of Federal benefit	85	110	62
Stock compensation	(758)	(1,823)	—
Impact of Tax Cuts and Jobs Act (“Tax Reform”)	(1,854)	3,643	—
Reclassification of certain tax effect from accumulated other comprehensive income	(586)	—	—
Other items, net	104	(416)	29
	$13,570	$22,855	$12,153

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented in the following table (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,501	$3,311
Reserve for repurchased loans	55	97
Reserve for uncollected interest	119	49
Incentive compensation	1,302	—
Deferred compensation	529	519
Other reserves	334	115
Stock plans	950	864
ESOP	142	126
Purchase accounting adjustments	59,110	3,436
Net operating loss carryforward related to acquisition	2,736	3,741
Other real estate owned	90	170
Unrealized loss on securities	1,225	1,898
Federal and state alternative minimum tax	1,410	2,451
Total gross deferred tax assets	71,503	16,777
Deferred tax liabilities:
Incentive compensation	—	(127)
Excess servicing on sale of mortgage loans	(18)	(28)
Investments, discount accretion	(232)	(244)
Deferred loan and commitment costs, net	(1,478)	(1,119)
Premises and equipment, differences in depreciation	(4,350)	(373)
Undistributed REIT income	(1,730)	(12,322)
Other	(318)	(642)
Total gross deferred tax liabilities	(8,126)	(14,855)
Net deferred tax assets	$63,377	$1,922

The 2018 deferred tax expense does not equal the change in net deferred tax assets as a result of deferred taxes recorded in connection with the Sun acquisition of $57.6 million.
The Company has Federal net operating losses from the acquisitions of Colonial American, Cape and Sun. At December 31, 2018 and 2017, the net operating losses from Colonial American were $5.3 million and $5.9 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $330,000, and will expire between 2029 and 2034. At December 31, 2018 and 2017, the net operating losses from Cape were $6.1 million and $10.5 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $4.5 million, and will expire between 2020-2023. At December 31, 2018 the net operating losses from Sun were $218.9 million. These net operating losses are subject to annual limitation under Code Section 382 of approximately $9.3 million, and will expire between 2029 and 2036.
As of December 31, 2018 and 2017, the Company had $1.8 million of New Jersey AMA Tax Credits. These credits do not expire. As of December 31, 2018 and 2017, the Company had $1.0 million of AMT Tax Credits that were part of the Cape acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire.
At December 31, 2018, 2017 and 2016, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2018 includes approximately $10.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2018, the Company had an unrecognized deferred tax liability of $2.3 million with respect to this reserve.
There were no unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016. The tax years that remain subject to examination by the Federal government and the state of New York include the years ended December 31, 2015 and forward. The tax years that remain subject to examination by the state of New Jersey include the years ended December 31, 2014 and forward.
With the enactment of the Tax Reform on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accounting guidance requires that the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, the Company recognized additional income tax benefit of $1.9 million for the year ended December 31, 2018 and additional income tax expense of $3.6 million for the year ended December 31, 2017. Because accounting guidance requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations, this additional income tax expense included $1.8 million related to items recognized in other comprehensive income. These amounts will continue to be reported as separate components of accumulated other comprehensive income until such time as the underlying transactions from which such amounts arose are settled through continuing operations. At such time, the reclassification from accumulated other comprehensive income will be recognized as a net tax benefit. The amount included in accumulated other comprehensive income at December 31, 2018, subject to reclassification, was $1.2 million.
Note 11: Employee Stock Ownership Plan
The Bank maintains an Employee Stock Ownership Plan (“ESOP”). All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1000 hours. ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely if service was terminated due to death, retirement, disability or change in control of the Company. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death except that a participant may elect to have dividends distributed as a cash payment on a quarterly basis.
The ESOP originally borrowed $13.4 million from the Company to purchase 2,013,137 shares of common stock. On May 12, 1998, the initial loan agreement was amended to allow the ESOP to borrow an additional $8.2 million in order to fund the purchase of 633,750 shares of common stock. At the same time the term of the loan was extended from the initial twelve years to thirty years. On May 1, 2018, the loan agreement was amended to allow the ESOP to borrow an additional $8.4 million in order to fund the purchase of 292,592 shares of common stock. At the same time the fixed interest rate of the loan was reduced from 8.25% to 3.25%. The amended loan is to be repaid from contributions by the Bank to the ESOP trust. The Bank is required to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt.
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2018 and 2017, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $1.4 million and $505,000, respectively. During 2018 and 2017, $287,000 and $195,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2018 and 2017, the loan had an outstanding balance of $10.4 million and $3.1 million, respectively, and the ESOP had unallocated shares of 525,241 and 293,860, respectively. At December 31, 2018, the unallocated shares had a fair value of $11.8 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the years ended December 31, 2018, 2017 and 2016, the Bank recorded compensation expense related to the ESOP of $1,618,000, $919,000, and $657,000, respectively, including $596,000, $637,000, and $373,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2018, 2,353,027 shares had been allocated to participants and 59,105 shares were committed to be released.
Note 12: Incentive Plan
On April 20, 2006, the OceanFirst Financial Corp. 2006 Stock Incentive Plan, which authorizes the granting of stock options or awards of common stock, was approved by stockholders. On May 5, 2011, the OceanFirst Financial Corp. 2011 Stock Incentive Plan, which also authorizes the granting of stock options or awards of common stock, was approved by stockholders. This plan was subsequently amended on June 2, 2017. In January 2018, the Company implemented a performance-based stock plan for directors and select senior management executives. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors (“Outside Directors”) with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.
Under the amended 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 4,000,000 shares subject to option or, in lieu of options, up to 1,600,000 shares in the form of stock awards. At December 31, 2018, 1,137,286 options or 454,914 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company was authorized to issue up to an additional 1,000,000 shares subject to options, or in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2018, no options or awards remain to be issued.
As part of the Cape acquisition, 599,373 options were granted in 2016 for the conversion of outstanding Cape options. These options had a weighted average exercise price of $10.34 per option and were fully vested upon acquisition. As part of the Ocean Shore acquisition, 287,595 options were granted in 2016 for the conversion of outstanding Ocean Shore options. These options had a weighted average exercise price of $9.37 per option and were fully vested upon acquisition. As part of the Sun acquisition, 491,248 options were granted in 2018 for the conversion of outstanding Sun options. These options had a weighted average exercise price of $21.92 per option and were fully vested upon acquisition. The Company will not recognize compensation expense in the future on these options as they have been accounted for as part of the acquisition.
Stock awards generally vest at the rate of 20% per year. In 2018, the Company granted performance-based awards, which vest in equal amounts over a 3 year period when a specific performance metric has been attained or exceeded. Options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $1.0 million, $1.2 million, and $829,000, of expense for stock option grants and $2.0 million, $1.0 million, and $684,000, of expense for stock award grants, for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had $8.7 million in compensation cost related to non-vested options and stock awards not yet recognized. This cost will be recognized over the remaining vesting period of 3.25 years.
The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.65%	2.31%	1.69%
Expected option life	7 years	7 years	7 years
Expected volatility	21%	21%	21%
Expected dividend yield	2.19%	2.07%	3.01%

Weighted average fair value of an option share granted during the year	$5.44	$5.62	$2.64
Intrinsic value of options exercised during the year (in thousands)	8,513	7,882	3,412
The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.

A summary of option activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,489,314	$16.91	2,758,833	$14.94	2,281,931	$17.62
Granted	135,107	27.39	335,150	29.01	317,460	17.27
Assumed in acquisition	491,248	21.92	—	—	886,968	10.30
Exercised	(765,624)	17.69	(567,153)	14.39	(375,576)	13.20
Forfeited	(9,203)	28.42	(35,099)	18.42	(11,625)	16.37
Expired	—	—	(2,417)	11.70	(340,325)	25.02
Outstanding at end of year	2,340,842	$18.25	2,489,314	$16.91	2,758,833	$14.94
Options exercisable	1,604,576		1,608,762		1,912,630
The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.45 to 12.28	465,666	1.7 years	$9.82	465,666	1.7 years	$9.82
12.40 to 15.34	561,821	3.3	14.07	554,321	3.3	14.09
16.06 to 18.09	590,073	6.3	17.43	271,674	5.9	17.50
19.05 to 27.45	394,912	6.8	26.40	244,665	5.5	26.10
29.01 to 33.28	328,370	8.2	29.03	68,250	8.0	29.10
	2,340,842	5.0 years	$18.25	1,604,576	3.8 years	$15.90
The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2018 is $13.7 million and $12.0 million, respectively.
A summary of the granted but unvested stock award activity for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018		2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	169,703	$21.79	156,945	$17.25	126,960	$16.90
Granted	272,668	27.52	69,175	28.70	66,770	17.66
Vested	(58,754)	20.81	(47,379)	17.32	(33,651)	16.31
Forfeited	(53,019)	26.60	(9,038)	19.14	(3,134)	16.54
Outstanding at end of year	330,598	$25.92	169,703	$21.79	156,945	$17.25
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

At December 31, 2018, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2018
Unused consumer and construction loan lines of credit (primarily floating-rate)	$326,990
Unused commercial loan lines of credit (primarily floating-rate)	406,954
Other commitments to extend credit:
Fixed-Rate	91,360
Adjustable-Rate	4,732
Floating-Rate	90,118
The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 3.63% to 7.50% at December 31, 2018.
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
At December 31, 2018, the Company is obligated under noncancelable operating leases for premises and equipment. Rental expense under these leases aggregated approximately $5.2 million, $3.2 million, and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The projected minimum rental commitments as of December 31, 2018 are as follows (in thousands):

For the Year Ended December 31,	Rental Commitments
2019	$5,474
2020	5,225
2021	4,965
2022	4,792
2023	3,771
Thereafter	10,097
Total	$34,324
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

Note 14: Earnings Per Share
The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Weighted average shares outstanding	47,266	32,490	23,481
Less: Unallocated ESOP shares	(435)	(311)	(344)
Unallocated incentive award shares and shares held by deferred compensation plan	(58)	(66)	(44)
Average basic shares outstanding	46,773	32,113	23,093
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	884	1,012	433
Average diluted shares outstanding	47,657	33,125	23,526
For the years ended December 31, 2018, 2017 and 2016, 504,000, 331,000, and 882,000, respectively, of antidilutive stock options were excluded from earnings per share calculations.

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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the years ended December 31, 2018, 2017 and 2016. The fair value hierarchy is as follows:
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
Debt Securities Available-for-Sale
Debt securities classified as available-for-sale are reported at fair value. Fair value for these debt securities is determined using a quoted price in an active market or exchange (Level 1) or estimated by using inputs other than quoted prices that are based on market observable information (Level 2). Level 2 debt securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific securities, but comparing the debt securities to benchmark or comparable debt securities.
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
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2018
Items measured on a recurring basis:
Debt securities available-for-sale	$100,717	$—	$100,717	$—
Equity investments	9,655	9,655	—	—
Interest rate swap asset	1,722	—	1,722	—
Interest rate swap liability	(1,813)	—	(1,813)	—
Items measured on a non-recurring basis:
Other real estate owned	1,381	—	—	1,381
Loans measured for impairment based on the fair value of the underlying collateral	11,639	—	—	11,639
December 31, 2017
Items measured on a recurring basis:
Debt securities available-for-sale	$81,581	$—	$81,581	$—
Equity investments	8,700	8,700	—	—
Items measured on a non-recurring basis:
Other real estate owned	8,186	—	—	8,186
Loans measured for impairment based on the fair value of the underlying collateral	16,496	—	—	16,496
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
In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price notion as of December 31, 2018. The fair value of loans was measured using the entry price notion as of December 31, 2017.
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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2018 and December 31, 2017 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2018
Financial Assets:
Cash and due from banks	$120,792	$120,792	$—	$—
Debt securities held-to-maturity	846,810	—	830,999	1,816
Restricted equity investments	56,784	—	—	56,784
Loans receivable, net and loans held-for-sale	5,579,222	—	—	5,474,306
Financial Liabilities:
Deposits other than time deposits	4,948,325	—	4,948,325	—
Time deposits	866,244	—	853,678	—
Federal Home Loan Bank advances and other borrowings	548,913	—	554,692	—
Securities sold under agreements to repurchase with retail customers	61,760	61,760	—	—
December 31, 2017
Financial Assets:
Cash and due from banks	$109,613	$109,613	$—	$—
Debt securities held-to-maturity	764,062	—	751,182	10,478
Restricted equity investments	19,724	—	—	19,724
Loans receivable, net and loans held-for-sale	3,966,014	—	—	3,962,689
Financial Liabilities:
Deposits other than time deposits	3,735,694	—	3,735,694	—
Time deposits	607,104	—	599,677	—
Federal Home Loan Bank advances and other borrowings	345,210	—	341,820	—
Securities sold under agreements to repurchase with retail customers	79,668	79,668	—	—
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

Note 16. Derivatives, Hedging Activities and Other Financial Instruments
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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. As of December 31, 2018, the Company recognized a loss of $87,000 in other income resulting from a fair value adjustment.

The table below presents the notional and fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition as of December 31, 2018 (in thousands):

	December 31, 2018
Balance Sheet Location	Notional	Fair Value
Other assets	$59,305	$1,722
Other liabilities	59,305	1,813
Credit risk-related Contingent Features
The Company is a party to an International Swaps and Derivatives Association agreement with a third party broker-dealer that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at December 31, 2018 was $4.1 million. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $1.8 million at December 31, 2018.

Note 17: Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2018 and 2017 and condensed statements of operations and cash flows for the years ended December 31, 2018, 2017 and 2016 for OceanFirst Financial Corp. (parent company only) reflects the Company’s investment in its wholly-owned subsidiaries, the Bank and OceanFirst Risk Management, Inc., using the equity method of accounting.
Condensed Statement of Financial Condition
(in thousands)

	December 31,
	2018	2017
Assets:
Cash and due from banks	$3,930	$16
Advances to subsidiary Bank	14,026	33,749
Investment securities	1,000	1,000
ESOP loan receivable	10,431	3,051
Investment in subsidiaries	1,107,539	619,253
Other assets	234	1,956
Total assets	$1,137,160	$659,025
Liabilities and Stockholders’ Equity:
Borrowings	$94,134	$56,519
Other liabilities	3,668	565
Stockholders’ equity	1,039,358	601,941
Total liabilities and stockholders’ equity	$1,137,160	$659,025
Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Dividend income – subsidiary Bank	$32,000	$32,000	$4,000
Interest and dividend income – investment securities	63	63	62
Interest income – advances to subsidiary Bank	525	280	118
Interest income – ESOP loan receivable	321	321	322
Other income	15	—	—
Total income	32,924	32,664	4,502
Interest expense – borrowings	4,997	2,592	1,049
Operating expenses	2,397	1,788	1,697
Income before income taxes and undistributed earnings of subsidiary Bank	25,530	28,284	1,756
Benefit for income taxes	846	973	780
Income before undistributed earnings of subsidiary Bank	26,376	29,257	2,536
Undistributed earnings of subsidiary Bank	45,556	13,213	20,510
Net Income	$71,932	$42,470	$23,046

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$71,932	$42,470	$23,046
Decrease (increase) in advances to subsidiary Bank	15,262	(23,371)	3,838
Undistributed earnings of subsidiary Bank	(45,556)	(13,213)	(20,510)
Amortization of deferred costs on borrowings	262	121	—
Net accretion of purchase accounting adjustments	395	—	—
Change in other assets and other liabilities	4,076	607	(1,619)
Net cash provided by operating activities	46,371	6,614	4,755
Cash flows from investing activities:
Increase in ESOP loan receivable	(8,400)	—	—
Repayments on ESOP loan receivable	1,020	234	218
Cash consideration for acquisition, net of cash received	—	—	(19,274)
Net cash (used in) provided by investing activities	(7,380)	234	(19,056)
Cash flows from financing activities:
Net proceeds from issuance of subordinated notes	—	—	33,899
Dividends paid	(29,564)	(19,286)	(12,616)
Purchase of treasury stock	(10,837)	—	(1,878)
Exercise of stock options	5,324	3,354	3,989
Net cash (used in) provided by financing activities	(35,077)	(15,932)	23,394
Net (decrease) increase in cash and due from banks	3,914	(9,084)	9,093
Cash and due from banks at beginning of year	16	9,100	7
Cash and due from banks at end of year	$3,930	$16	$9,100
Note 18: Subsequent Events
On October 25, 2018, the Company announced a definitive agreement and plan of merger with Capital Bank, headquartered in Vineland, New Jersey. The transaction closed on January 31, 2019 and based on the $24.01 per share closing price of the Company’s common stock, the total transaction value was $76.8 million. The total number of shares issued in the transaction was approximately 3,185,000. Capital operated 4 full-service banking offices and a loan production office. The acquisition added $498 million to assets, $311 million to loans, and $449 million to deposits.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	December 31	September 30	June 30	March 31
2018
Interest income	$72,358	$71,382	$70,078	$62,837
Interest expense	10,517	9,878	8,631	7,126
Net interest income	61,841	61,504	61,447	55,711
Provision for loans losses	506	907	706	1,371
Net interest income after provision for loan losses	61,335	60,597	60,741	54,340
Other income	8,748	8,285	8,883	8,910
Operating expenses (excluding merger related and branch consolidation expenses)	37,794	37,503	42,470	38,508
Merger related and branch consolidation expenses	1,288	2,030	8,434	18,310
Income before provision for income taxes	31,001	29,439	18,720	6,432
Provision for income taxes	4,269	5,278	3,018	1,005
Net income	$26,732	$24,071	$15,702	$5,427
Basic earnings per share	$0.56	$0.50	$0.33	$0.12
Diluted earnings per share	$0.55	$0.50	$0.32	$0.12
2017
Interest income	$47,906	$48,030	$46,879	$46,014
Interest expense	5,401	4,974	4,705	4,531
Net interest income	42,505	43,056	42,174	41,483
Provision for loans losses	1,415	1,165	1,165	700
Net interest income after provision for loan losses	41,090	41,891	41,009	40,783
Other income	6,745	7,359	6,973	5,995
Operating expenses (excluding merger related expenses and branch consolidation expenses)	26,434	27,580	28,527	29,481
Merger related and branch consolidation expenses	1,259	3,153	8,606	1,480
Income before provision for income taxes	20,142	18,517	10,849	15,817
Provision for income taxes	10,186	5,700	3,170	3,799
Net income	$9,956	$12,817	$7,679	$12,018
Basic earnings per share	$0.31	$0.40	$0.24	$0.38
Diluted earnings per share	$0.30	$0.39	$0.23	$0.36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management Report on Internal Control Over Financial Reporting
Management of OceanFirst Financial Corp. and its subsidiaries are responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO 2013 Framework”).
Based on this assessment, the following control deficiencies in internal control over financial reporting were identified:
The Company did not have effective information technology general controls (“ITGCs”) related to user access over the core banking IT system used for financial reporting. As a result of improper risk assessment in deploying control activities around access policy, access to the core banking IT system was granted by IT personnel to retail and back office personnel that was not commensurate with assigned job responsibilities, and therefore created segregation of duties conflicts.
The Company also did not have effective monitoring controls that were designed to address the completeness and accuracy of daily reports generated by the core banking IT system that included data fields subject to these access deficiencies.
As a result, certain of the Company’s manual process level controls related to the loan and deposit account balances that are dependent upon the completeness and accuracy of data derived from the core banking IT systems were ineffective because they could have been adversely impacted by the ineffective ITGCs and monitoring controls.
Management did not identify any immaterial or material misstatements to any of the Company’s previously issued or preliminary consolidated financial statements related to these control deficiencies. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, management concluded that the deficiencies represent material weaknesses in internal control over financial reporting and internal control over financial reporting was not effective as of December 31, 2018.
The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears on page 54 of this annual report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting
Other than the material weaknesses described in Item 9A(b), there were no changes in the Company’s internal control over financial reporting for the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Remediation
Management is implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. Planned remediation actions include: (i) improving policies and procedures regarding the granting and review of access to IT systems impacting financial reporting to ensure access is limited to functions required for the performance of an employee’s role and responsibilities thereby reducing segregation of duties conflicts; and (ii) enhancing the compensating controls related to the monitoring and review of activities performed by employees serving in conflicting capacities with a specific focus on access to systems supporting financial reporting processes.
Management believes that these actions will remediate the material weaknesses. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management expects the remediation of these material weaknesses will be completed during 2019.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2019 under the captions “Corporate Governance”, “Proposal 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2019 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2019 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2018 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,340,842	$18.25	1,137,286
Equity compensation plans not approved by stockholders	—	—	—
Total	2,340,842	$18.25	1,137,286

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2019 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 29, 2019 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements
The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

Exhibit No:	Exhibit Description	Reference
3.1	Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
3.1A	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on June 4, 2018
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.
4.0	Stock Certificate of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
10.1(b)	Amended Employee Stock Ownership Plan	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.4	OceanFirst Bank Deferred Compensation Plan for Directors	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.5	OceanFirst Bank Deferred Compensation Plan for Officers	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement	Incorporated by reference from Exhibit to Form 10-K filed on March 15, 2005.
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
10.20	2006 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 15, 2006.

Exhibit No:	Exhibit Description	Reference
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and Angela K. Ho	Incorporated herein by reference from Exhibit to Form 8-K filed on March 7, 2017.
10.24	Form of Change in Control Agreement between OceanFirst Bank and Angela K. Ho	Incorporated herein by reference from Exhibit to Form 8-K filed on March 7, 2017.
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.28	2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.28A	Amendment No. 1 to 2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on April 26, 2017.
10.29	2011 Cash Incentive Compensation Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards	Incorporated herein by reference from Exhibit to Form 8-K filed January 17, 2014.
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph R. Iantosca and Joseph J. Lebel	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.35A
Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel III, and Steven J. Tsimbinos
Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”	Filed herewith
23.0	Consent of KPMG LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

Exhibit No:	Exhibit Description	Reference
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

Item 16.	Form 10-K Summary
Not applicable.

CONFORMED
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board
President and Chief Executive Officer

Date:	March 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	March 15, 2019
Christopher D. Maher
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	March 15, 2019
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Angela K. Ho	March 15, 2019
Angela K. Ho
(principal accounting officer)

/s/ Steven E. Brady	March 15, 2019
Steven E. Brady
Director

/s/ Angelo Catania	March 15, 2019
Angelo Catania
Director

/s/ Anthony R. Coscia	March 15, 2019
Anthony R. Coscia
Director

/s/ Michael D. Devlin	March 15, 2019
Michael D. Devlin
Director

Name	Date
/s/ Jack M. Farris	March 15, 2019
Jack M. Farris
Director

/s/ Kimberly A. Guadagno	March 15, 2019
Kimberly A. Guadagno
Director

/s/ Nicos Katsoulis	March 15, 2019
Nicos Katsoulis
Director

/s/ John K. Lloyd	March 15, 2019
John K. Lloyd
Director

/s/ Diane F. Rhine	March 15, 2019
Diane F. Rhine
Director

/s/ Mark G. Solow	March 15, 2019
Mark G. Solow
Director

/s/ Grace C. Torres	March 15, 2019
Grace C. Torres
Director

/s/ Grace M. Vallacchi	March 15, 2019
Grace M. Vallacchi
Director

/s/ John E. Walsh	March 15, 2019
John E. Walsh
Director

/s/ Samuel R. Young	March 15, 2019
Samuel R. Young
Director