Form 10-Q
period 2019-03-31
OCEANFIRST FINANCIAL CORP
filed 2019-05-09
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange in which registered
Common stock, $0.01 par value per share	OCFC	NASDAQ
As of May 3, 2019 there were 51,241,314 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2019	December 31, 2018	March 31, 2018
SELECTED FINANCIAL CONDITION DATA(1):
Total assets	$8,092,948	$7,516,154	$7,494,899
Loans receivable, net	5,968,830	5,579,222	5,413,780
Deposits	6,290,485	5,814,569	5,907,336
Stockholders’ equity	1,127,163	1,039,358	1,007,460
SELECTED OPERATING DATA:
Net interest income	64,388	61,841	55,711
Provision for loan losses	620	506	1,371
Other income	9,512	8,748	8,910
Operating expenses	47,271	39,082	56,818
Net income	21,173	26,732	5,427
Diluted earnings per share	0.42	0.55	0.12
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	22.00	21.68	20.94
Tangible stockholders’ equity per common share (2)	14.32	14.26	13.51
Cash dividend per share	0.17	0.17	0.15
Stockholders’ equity to total assets	13.93%	13.83%	13.44%
Tangible stockholders’ equity to total tangible assets (2)	9.53	9.55	9.11
Return on average assets (3) (4)	1.10	1.41	0.32
Return on average stockholders’ equity (3) (4)	7.82	10.24	2.54
Return on average tangible stockholders’ equity (2) (3) (4)	11.97	15.60	3.80
Net interest rate spread	3.58	3.54	3.62
Net interest margin	3.78	3.71	3.73
Operating expenses to average assets (3) (4)	2.45	2.07	3.37
Efficiency ratio (4) (5)	63.97	55.37	87.92
Loan to deposit ratio	94.89	95.95	91.65
ASSET QUALITY:
Non-performing loans	$20,895	$17,415	$18,251
Non-performing assets	22,489	18,796	26,516
Allowance for loan losses as a percent of total loans receivable	0.28%	0.30%	0.31%
Allowance for loan losses as a percent of total non-performing loans	79.95	95.19	92.14
Non-performing loans as a percent of total loans receivable	0.35	0.31	0.34
Non-performing assets as a percent of total assets	0.28	0.25	0.35

(1)	With the exception of end of quarter ratios, all ratios are based on average daily balances.

(2)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(3)	Ratios are annualized.

(4)
Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $5.4 million, or $4.4 million, net of tax benefit, for the quarter ended March 31, 2019. Performance ratios include merger related expenses, branch consolidation expenses, and an income tax benefit related to Tax Reform of $566,000, or $696,000, net of tax expense, for the quarter ended December 31, 2018. Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $18.3 million, or $14.6 million, net of tax benefit, for the quarter ended March 31, 2018.

(5)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The term “Company” refers to OceanFirst Financial Corp., the Bank and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, wealth management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and the actions of regulatory agencies.
Over the past two years the Company has grown significantly through the acquisitions of Sun Bancorp. Inc. (“Sun”) and Capital Bank of New Jersey (“Capital Bank”). These acquisitions added $2.5 billion in assets and $2.1 billion in deposits.
Highlights of the Company’s financial results and corporate activities for the three months ended March 31, 2019 were as follows:
On January 31, 2019, the Company completed its acquisition of Capital Bank, which added $494 million to assets, $307 million to loans, and $449 million to deposits. The Company anticipates full integration of operations and the elimination of duplicate branches in Capital Bank’s market areas in June 2019, resulting in cost savings in future periods.
Net income for the quarter ended March 31, 2019, was $21.2 million, or $0.42 per diluted share, as compared to $5.4 million, or $0.12 per diluted share, for the corresponding prior year period. Net income for the quarter ended March 31, 2019 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $4.4 million. Net income for the quarter ended March 31, 2018 included merger related and branch consolidation expenses which decreased net income, net of tax benefit, by $14.6 million. Excluding these items, net income for the quarter ended March 31, 2019, increased over the same prior year period, primarily due to the acquisition of Capital Bank and the expense reductions driven by the integration of Sun in the second quarter of 2018.
The Company’s net interest margin expanded to 3.78%, as compared to 3.71% in the prior linked quarter and 3.73% in the comparable prior year period.
The Company remains well-capitalized with a tangible common equity to tangible assets ratio of 9.53% at March 31, 2019.
The Company declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended March 31, 2019, of $0.17 per share will be paid on May 17, 2019 to stockholders of record on May 6, 2019.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the quarters ended March 31, 2019 and March 31, 2018. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$79,911	$467	2.37%	$50,251	$209	1.69%
Securities (1)	1,067,150	6,954	2.64	1,056,774	6,030	2.31
Loans receivable, net (2)
Commercial	3,211,296	41,408	5.23	2,772,952	33,391	4.88
Residential	2,094,131	21,404	4.09	1,843,804	19,037	4.19
Home Equity	353,358	4,707	5.40	342,078	4,143	4.91
Other	119,185	1,482	5.04	1,458	27	7.51
Allowance for loan loss net of deferred loan fees	(10,083)	—	—	(10,285)	—	—
Loans Receivable, net	5,767,887	69,001	4.85	4,950,007	56,598	4.64
Total interest-earning assets	6,914,948	76,422	4.48	6,057,032	62,837	4.21
Non-interest-earning assets	924,368			785,661
Total assets	$7,839,316			$6,842,693
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,463,268	3,745	0.62%	$2,263,318	1,758	0.32%
Money market	623,868	1,157	0.75	525,933	550	0.42
Savings	904,047	286	0.13	825,044	195	0.10
Time deposits	932,341	3,451	1.50	820,834	1,961	0.97
Total	4,923,524	8,639	0.71	4,435,129	4,464	0.41
FHLB Advances	339,686	1,839	2.20	322,120	1,513	1.90
Securities sold under agreements to repurchase	65,295	55	0.34	78,931	40	0.21
Other borrowings	99,517	1,501	6.12	80,112	1,109	5.61
Total interest-bearing liabilities	5,428,022	12,034	0.90	4,916,292	7,126	0.59
Non-interest-bearing deposits	1,257,335			1,004,673
Non-interest-bearing liabilities	55,975			55,031
Total liabilities	6,741,332			5,975,996
Stockholders’ equity	1,097,984			866,697
Total liabilities and equity	$7,839,316			$6,842,693
Net interest income		$64,388			$55,711
Net interest rate spread (3)			3.58%			3.62%
Net interest margin (4)			3.78%			3.73%
Total cost of deposits (including non-interest-bearing deposits)			0.57%			0.33%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018
Total assets increased by $576.8 million, to $8.093 billion at March 31, 2019, from $7.516 billion at December 31, 2018, primarily as a result of the acquisition of Capital Bank, which added $494.2 million to total assets. Loans receivable, net, increased by $389.6 million, to $5.969 billion at March 31, 2019, from $5.579 billion at December 31, 2018, due to acquired loans of $307.0 million as well as purchased loans totaling $100.0 million. As part of the acquisition of Capital Bank, the Company’s goodwill balance increased to $375.1 million at March 31, 2019, from $338.4 million at December 31, 2018, and the core deposit intangible increased to $18.6 million, from $17.0 million at December 31, 2018.
Deposits increased by $475.9 million, to $6.290 billion at March 31, 2019, from $5.815 billion at December 31, 2018, due to acquired deposits of $449.0 million. The loan-to-deposit ratio at March 31, 2019 was 94.9%, as compared to 96.0% at December 31, 2018.
Included in other assets and other liabilities is $20.6 million and $20.7 million, respectively, related to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
Stockholders’ equity increased to $1.127 billion at March 31, 2019, as compared to $1.039 billion at December 31, 2018. The acquisition of Capital added $76.4 million to stockholders’ equity. At March 31, 2019, there were 1.1 million shares available for repurchase under the Company’s stock repurchase program. For the quarter ended March 31, 2019, the Company repurchased 159,307 shares under the repurchase program. Tangible stockholders’ equity per common share increased to $14.32 at March 31, 2019, as compared to $14.26 at December 31, 2018.
Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018
General
On January 31, 2018, the Company completed its acquisition of Sun and its results of operations are included in the consolidated results for the quarter ended March 31, 2019, but are excluded from the results of operations for the period from January 1, 2018 to January 31, 2018.
On January 31, 2019, the Company completed its acquisition of Capital Bank and its results of operations from February 1, 2019 through March 31, 2019 are included in the consolidated results for the quarter ended March 31, 2019, but are not included in the results of operations for the corresponding prior year periods.
Net income for the quarter ended March 31, 2019, was $21.2 million, or $0.42 per diluted share, as compared to $5.4 million, or $0.12 per diluted share, for the corresponding prior year period. Net income for the quarter ended March 31, 2019 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $4.4 million. Net income for the quarter ended March 31, 2018 included merger related and branch consolidation expenses which decreased net income, net of tax benefit, by $14.6 million. Excluding these items, net income for the quarter ended March 31, 2019, increased over the same prior year period, primarily due to the acquisition of Capital Bank and the expense reductions driven by the integration of Sun in the second quarter of 2018.
Interest Income
Interest income for the quarter ended March 31, 2019 increased to $76.4 million, as compared to $62.8 million in the corresponding prior year period. Average interest-earning assets increased by $857.9 million for the quarter ended March 31, 2019 as compared to the same prior year period. The average for the quarter ended March 31, 2019, was favorably impacted by $280.4 million of interest-earning assets acquired from Capital Bank. Average loans receivable, net, increased by $817.9 million for the quarter ended March 31, 2019, as compared to the same prior year period. The increase attributable to the acquisition of Capital Bank was $198.6 million. For the quarter ended March 31, 2019, the yield on average interest-earning assets increased to 4.48%, from 4.21% in the corresponding prior period. The yields on average interest-earning assets benefited from the accretion of purchase accounting adjustments on the Capital Bank acquisition of $521,000 for the quarter ended March 31, 2019 and the impact of Federal Reserve rate increases.
Interest Expense
Interest expense for the quarter ended March 31, 2019 was $12.0 million as compared to $7.1 million in the corresponding prior year period. Average interest-bearing liabilities increased $511.7 million for the quarter ended March 31, 2019 as compared to the same prior year period. For the quarter ended March 31, 2019, the cost of average interest-bearing liabilities increased to 0.90% from 0.59% in the corresponding prior year period. The total cost of deposits (including non-interest bearing deposits) was 0.57% for the quarter ended March 31, 2019, as compared to 0.33% in the same prior year period.

Net Interest Income
Net interest income for the quarter ended March 31, 2019, increased to $64.4 million as compared to $55.7 million for the same prior year period, reflecting an increase in interest-earning assets and a higher net interest margin. The net interest margin for the quarter ended March 31, 2019 increased to 3.78%, from 3.73% for the same prior year period.
Provision for Loan Losses
For the quarter ended March 31, 2019, the provision for loan losses was $620,000, as compared to $1.4 million for the corresponding prior year period. Net loan charge-offs were $492,000 for the quarter ended March 31, 2019, as compared to net loan charge-offs of $275,000 in the corresponding prior year period. Non-performing loans totaled $20.9 million at March 31, 2019, as compared to $18.3 million at March 31, 2018.
Other Income
For the quarter ended March 31, 2019, other income increased to $9.5 million, as compared to $8.9 million for the corresponding prior year period. The increase was partly due to the impact of the Capital Bank acquisition, which added $199,000 to other income for the quarter ended March 31, 2019 and the decrease in the loss from other real estate operations.
Operating Expenses
Operating expenses decreased to $47.3 million for the quarter ended March 31, 2019, as compared to $56.8 million in the same prior year period. Operating expenses for the quarter ended March 31, 2019 included $5.4 million of merger related and branch consolidation expenses, as compared to $18.3 million in these expenses in the same prior year period. Excluding the impact of merger and branch consolidation expenses, the increase in operating expenses over the prior year was primarily due to the Capital Bank acquisition, which added $1.4 million for the quarter ended March 31, 2019. Excluding the Capital Bank acquisition, the remaining increase in operating expenses for the quarter ended March 31, 2019 over the prior year period, was primarily due to increases in professional fees and compensation and employee benefits expense.
Provision for Income Taxes
The provision for income taxes was $4.8 million for the quarter ended March 31, 2019, as compared to $1.0 million for the same prior year period. The effective tax rate was 18.6% for the quarter ended March 31, 2019, as compared to 15.6%, for the same prior year period.
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
At March 31, 2019, the Company had $153.0 million of outstanding overnight borrowings from the FHLB, as compared to $174.0 million at December 31, 2018. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings totaled $418.0 million and $449.4 million, respectively, at March 31, 2019 and December 31, 2018.
The Company’s cash needs for the quarter ended March 31, 2019 were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits, and acquired cash from Capital Bank. The cash was principally utilized for loan originations, the purchase of loans receivable and securities, and the repayment of borrowings. The Company’s cash needs for the quarter ended March 31, 2018 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, deposit growth, and increased borrowings. The cash was principally utilized for loan originations, the purchase of loans receivable and the purchase of securities.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At March 31, 2019, outstanding undrawn lines of credit totaled $784.0 million and outstanding commitments to originate loans totaled $190.6 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $461.1 million at March 31, 2019. As needed, management is opportunistic about renewing these time deposits.
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
Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. For the quarter ended March 31, 2019, the Company repurchased 159,307 shares of common stock and did not repurchase any shares of common stock for the quarter ended March 31, 2018. At March 31, 2019, there were 1,136,246 shares available to be repurchased under the stock repurchase program authorized in April of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	—	—	—	1,295,553
February 1, 2019 through February 28, 2019	2,939	24.02	2,939	1,292,614
March 1, 2019 through March 31, 2019	156,368	23.93	156,368	1,136,246
Cash dividends on common stock declared and paid during the first three months of 2019 were $8.6 million, as compared to $7.1 million in the same prior year period. The increase in dividends was a result of an increase in the dividend rate and the additional shares issued in the acquisition of Capital Bank. On April 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend is payable on May 17, 2019 to stockholders of record at the close of business on May 6, 2019.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the quarter ended March 31, 2019, the Company received a dividend payment of $12.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. At March 31, 2019, OceanFirst Financial Corp. held $15.3 million in cash.

As of March 31, 2019 and December 31, 2018, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual			For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2019	Amount	Ratio		Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$763,318	10.30%	(1)	$296,454	4.000%		$370,567	5.00%
Common equity Tier 1 (to risk-weighted assets)	763,318	13.21		404,618	7.000	(2)	375,716	6.50
Tier 1 capital (to risk-weighted assets)	763,318	13.21		491,321	8.500	(2)	462,420	8.00
Total capital (to risk-weighted assets)	785,242	13.58		606,926	10.500	(2)	578,025	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$759,225	10.23%	(1)	$296,898	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	696,915	12.05		404,799	7.000	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	759,225	13.13		491,541	8.500	(2)	N/A	N/A
Total capital (to risk-weighted assets)	816,149	14.11		607,198	10.500	(2)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2018	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$712,900	10.01%	$284,772	4.000%		$355,965	5.00%
Common equity Tier 1 (to risk-weighted assets)	712,900	13.39	339,513	6.375	(3)	346,170	6.50
Tier 1 capital (to risk-weighted assets)	712,900	13.39	419,398	7.875	(3)	426,056	8.00
Total capital (to risk-weighted assets)	730,484	13.72	525,912	9.875	(3)	532,570	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$709,972	9.96%	$285,199	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	647,773	12.15	339,791	6.375	(3)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	709,972	13.32	419,742	7.875	(3)	N/A	N/A
Total capital (to risk-weighted assets)	762,556	14.31	526,343	9.875	(3)	N/A	N/A

(1)
Tier 1 capital ratios are calculated based on outstanding capital at the end of the quarter divided by average assets for the quarter. The March 31, 2019 Tier 1 capital ratios for the Bank and the Company based on total assets as of the end of the period are 9.96% and 9.90%, respectively.

(2)	Includes the Capital Conservation Buffer of 2.500%.

(3)	Includes the Capital Conservation Buffer of 1.875%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At March 31, 2019, the Company maintained tangible common equity of $733.4 million, for a tangible common equity to assets ratio of 9.53%. At December 31, 2018, the Company maintained tangible common equity of $683.9 million, for a tangible common equity to assets ratio of 9.55%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At March 31, 2019 and December 31, 2018, the reserve for repurchased loans and loss sharing obligations amounted to $1.3 million.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2019 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$583,769	$339,878	$89,835	$55,284	$98,772
Commitments to Fund Undrawn Lines of Credit
Commercial	455,605	455,605	~~—~~	~~—~~	~~—~~
Consumer/Construction	328,362	328,362	~~—~~	~~—~~	~~—~~
Commitments to Originate Loans	190,611	190,611	~~—~~	~~—~~	~~—~~
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

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$240	$1,587
Commercial real estate – owner occupied	4,565	501
Commercial real estate – investor	4,115	5,024
Residential mortgage	8,611	7,389
Home equity loans and lines	3,364	2,914
Total non-performing loans	20,895	17,415
Other real estate owned	1,594	1,381
Total non-performing assets	$22,489	$18,796
Purchased credit impaired loans (“PCI”)	$16,306	$8,901
Delinquent loans 30-89 days	$21,578	$25,686
Allowance for loan losses as a percent of total loans receivable	0.28%	0.30%
Allowance for loan losses as a percent of total non-performing loans	79.95	95.19
Non-performing loans as a percent of total loans receivable	0.35	0.31
Non-performing assets as a percent of total assets	0.28	0.25

The Company’s non-performing loans totaled $20.9 million at March 31, 2019, as compared to $17.4 million at December 31, 2018. Included in the non-performing loans total was $6.5 million and $3.6 million of troubled debt restructured (“TDR”) loans at March 31, 2019 and December 31, 2018, respectively. Non-performing loans do not include $16.3 million and $8.9 million of acquired PCI loans at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the allowance for loan losses totaled $16.7 million, or 0.28% of total loans, as compared to $16.6 million, or 0.30% of total loans at December 31, 2018. These ratios exclude existing fair value credit marks on acquired loans of $35.2 million and $31.6 million at March 31, 2019 and December 31, 2018, respectively. These loans were acquired at fair value with no related allowances for loan losses.
The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	March 31, 2019	December 31, 2018
Special Mention	$37,742	$35,797
Substandard	58,771	74,824
Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for loan losses and judgments regarding securities are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines and the Company’s ability to successfully integrate acquired operations. These risks and uncertainties are further discussed in the Company’s 2018 Form 10-K and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in Item 1, Business, and Item 1A, Risk Factors, of the Company’s 2018 Form 10-K, as amended by its subsequent SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2019, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2019, the Company’s one-year gap was positive 4.21% as compared to positive 4.89% at December 31, 2018. These results were within the approved policy guidelines.

At March 31, 2019	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$60,055	$980	$1,960	$—	$—	$62,995
Debt investment securities	68,564	39,757	133,233	69,046	56,349	366,949
Debt mortgage-backed securities	65,936	86,324	206,654	130,275	171,903	661,092
Equity investments	—	—	—	—	9,816	9,816
Restricted equity investments	—	—	—	—	55,663	55,663
Loans receivable (2)	1,080,170	926,554	1,700,107	1,011,530	1,259,814	5,978,175
Total interest-earning assets	1,274,725	1,053,615	2,041,954	1,210,851	1,553,545	7,134,690
Interest-bearing liabilities:
Interest-bearing checking accounts	840,262	129,826	293,587	233,442	903,075	2,400,192
Money market deposit accounts	17,042	47,156	109,359	89,305	403,205	666,067
Savings accounts	43,474	77,012	173,376	135,846	492,405	922,113
Time deposits	139,043	322,094	379,169	106,936	2,351	949,593
FHLB advances	198,497	75,133	89,527	54,859	—	418,016
Securities sold under agreements to repurchase and other borrowings	138,674	74	308	425	26,272	165,753
Total interest-bearing liabilities	1,376,992	651,295	1,045,326	620,813	1,827,308	5,521,734
Interest sensitivity gap (3)	$(102,267)	$402,320	$996,628	$590,038	$(273,763)	$1,612,956
Cumulative interest sensitivity gap	$(102,267)	$300,053	$1,296,681	$1,886,719	$1,612,956	$1,612,956
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(1.43)%	4.21%	18.17%	26.44%	22.61%	22.61%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2019 and December 31, 2018. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2018 Form 10-K.

	March 31, 2019					December 31, 2018
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,278,495	(1.1)%	17.4%	$266,867	(1.0)%	$1,325,144	2.7%	19.4%	$254,556	(0.6)%
200	1,304,383	0.9	17.2	268,547	(0.4)	1,337,463	3.6	19.0	255,979	(0.1)
100	1,311,408	1.5	16.8	269,421	—	1,326,352	2.8	18.4	256,474	0.1
Static	1,292,629	—	16.1	269,535	—	1,290,369	—	17.4	256,181	—
(100)	1,225,077	(5.2)	14.9	266,677	(1.1)	1,220,289	(5.4)	16.1	253,979	(0.9)
The change in interest rate sensitivity at March 31, 2019, as compared to December 31, 2018, is primarily due to the addition of Capital Bank.

Item 4.    Controls and Procedures
(a) Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
As previously described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, management is implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management expects the remediation of these material weaknesses will be completed during 2019.
(b) Changes in Internal Control Over Financial Reporting
Management has continued to remediate the underlying causes of the material weaknesses as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than the plan for remediation, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$134,235	$120,792
Federal funds sold	18,733	—
Debt securities available-for-sale, at estimated fair value	122,558	100,717
Debt securities held-to-maturity, net (estimated fair value of $896,812 at March 31, 2019 and $832,815 at December 31, 2018)	900,614	846,810
Equity investments, at estimated fair value	9,816	9,655
Restricted equity investments, at cost	55,663	56,784
Loans receivable, net	5,968,830	5,579,222
Interest and dividends receivable	22,294	19,689
Other real estate owned	1,594	1,381
Premises and equipment, net	113,226	111,209
Bank Owned Life Insurance	234,183	222,482
Deferred tax asset	66,689	63,377
Assets held for sale	4,522	4,522
Other assets	46,266	24,101
Core deposit intangible	18,629	16,971
Goodwill	375,096	338,442
Total assets	$8,092,948	$7,516,154
Liabilities and Stockholders’ Equity
Deposits	$6,290,485	$5,814,569
Federal Home Loan Bank advances	418,016	449,383
Securities sold under agreements to repurchase with retail customers	66,174	61,760
Other borrowings	99,579	99,530
Advances by borrowers for taxes and insurance	15,138	14,066
Other liabilities	76,393	37,488
Total liabilities	6,965,785	6,476,796
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 51,852,502 shares issued and 51,233,944 and 47,951,168 shares outstanding at March 31, 2019 and December 31, 2018, respectively	518	483
Additional paid-in capital	836,546	757,963
Retained earnings	316,976	305,056
Accumulated other comprehensive loss	(2,681)	(3,450)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(9,554)	(9,857)
Treasury stock, 618,558 and 459,251 shares at March 31, 2019 and December 31, 2018, respectively	(14,642)	(10,837)
Common stock acquired by Deferred Compensation Plan	(89)	(87)
Deferred Compensation Plan Liability	89	87
Total stockholders’ equity	1,127,163	1,039,358
Total liabilities and stockholders’ equity	$8,092,948	$7,516,154

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)
Interest income:
Loans	$69,001	$56,598
Mortgage-backed securities	4,041	3,685
Debt securities, equity investments and other	3,380	2,554
Total interest income	76,422	62,837
Interest expense:
Deposits	8,639	4,464
Borrowed funds	3,395	2,662
Total interest expense	12,034	7,126
Net interest income	64,388	55,711
Provision for loan losses	620	1,371
Net interest income after provision for loan losses	63,768	54,340
Other income:
Bankcard services revenue	2,285	1,919
Wealth management revenue	498	553
Fees and service charges	4,516	4,674
Net gain on sales of loans	8	617
Net unrealized gain (loss) on equity investments	108	(138)
Net loss from other real estate operations	(6)	(412)
Income from Bank Owned Life Insurance	1,321	1,141
Other	782	556
Total other income	9,512	8,910
Operating expenses:
Compensation and employee benefits	22,414	21,251
Occupancy	4,530	4,567
Equipment	1,946	1,903
Marketing	930	561
Federal deposit insurance	832	930
Data processing	3,654	3,176
Check card processing	1,438	989
Professional fees	1,709	1,283
Other operating expense	3,369	3,016
Amortization of core deposit intangible	1,005	832
Branch consolidation expense (income)	391	(176)
Merger related expenses	5,053	18,486
Total operating expenses	47,271	56,818
Income before provision for income taxes	26,009	6,432
Provision for income taxes	4,836	1,005
Net income	$21,173	$5,427
Basic earnings per share	$0.43	$0.12
Diluted earnings per share	$0.42	$0.12
Average basic shares outstanding	49,526	43,880
Average diluted shares outstanding	50,150	44,846
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net income	$21,173	$5,427
Other comprehensive income:
Unrealized gain (loss) on debt securities (net of tax expense of $175 in 2019, and net of tax benefit of $85 in 2018, respectively)	644	(321)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $86 and $57 in 2019 and 2018, respectively)	125	216
Reclassification adjustment for gains included in net income (net of tax expense of $1 in 2018)	—	1
Total other comprehensive income (loss)	769	(104)
Total comprehensive income	$21,942	$5,323
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2017	$—	$336	$354,377	$271,023	$(5,349)	$(2,479)	$(15,967)	$(84)	$84	$601,941
Net income	—	—	—	5,427	—	—	—	—	—	5,427
Other comprehensive income, net of tax	—	—	—	—	(104)	—	—	—	—	(104)
Stock awards	—	2	806	—	—	—	—	—	—	808
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—		(147)	147	—	—	—	—	—
Allocation of ESOP stock	—	—	193	—	—	290	—	—	—	483
Cash dividend $0.15 per share	—	—	—	(7,105)	—	—	—	—	—	(7,105)
Exercise of stock options	—	2	3,456	(204)	—	—	202	—	—	3,456
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	—	—	402,554
Balance at March 31, 2018	$—	$481	$745,480	$268,994	$(5,306)	$(2,189)	$—	$(84)	$84	$1,007,460
Balance at December 31, 2018	$—	$483	$757,963	$305,056	$(3,450)	$(9,857)	$(10,837)	$(87)	$87	$1,039,358
Net income	—	—	—	21,173	—	—	—	—	—	21,173
Other comprehensive income, net of tax	—	—	—	—	769	—	—	—	—	769
Stock awards	—	2	910	—	—	—	—	—	—	912
Allocation of ESOP stock	—	—	97	—	—	303	—	—	—	400
Cash dividend $0.17 per share	—	—	—	(8,644)	—	—	—	—	—	(8,644)
Exercise of stock options	—	1	1,127	(609)	—	—	—	—	—	519
Purchase 159,307 shares of common stock	—	—	—	—	—	—	(3,805)	—	—	(3,805)
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(2)	2	—
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	—	—	76,481
Balance at March 31, 2019	$—	$518	$836,546	$316,976	$(2,681)	$(9,554)	$(14,642)	$(89)	$89	$1,127,163
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$21,173	$5,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,257	2,267
Allocation of ESOP stock	400	483
Stock awards	912	808
Net excess tax benefit on stock compensation	(230)	(125)
Amortization of servicing asset	11	57
Net premium amortization in excess of discount accretion on securities	873	1,101
Net amortization of deferred costs on borrowings	54	65
Amortization of core deposit intangible	1,005	832
Net accretion of purchase accounting adjustments	(4,067)	(3,865)
Net amortization of deferred costs and discounts on loans	84	31
Provision for loan losses	620	1,371
Net (gain) loss on sale and write-down of other real estate owned	(89)	56
Write down of fixed assets held for sale to net realizable value	—	4
Net gain on sale of fixed assets	(5)	(27)
Net unrealized (gain) loss on equity securities	(108)	138
Net gain on sales of loans	(8)	(617)
Proceeds from sales of mortgage loans held for sale	503	247
Mortgage loans originated for sale	(495)	(170)
Increase in value of Bank Owned Life Insurance	(1,321)	(1,141)
(Increase) decrease in interest and dividends receivable	(1,020)	453
Deferred tax provision	448	—
(Increase) decrease in other assets	(17,012)	3,758
Increase (decrease) in other liabilities	34,084	(3,454)
Total adjustments	16,896	2,272
Net cash provided by operating activities	38,069	7,699
Cash flows from investing activities:
Net decrease in loans receivable	21,335	67,880
Proceeds from sale of under performing loans	—	4,294
Purchase of loans receivable	(101,674)	—
Purchase of debt investment securities available-for-sale	(9,953)	(980)
Purchase of debt investment securities held-to-maturity	(2,077)	(2,667)
Purchase of equity investments	(53)	(42)
Proceeds from maturities and calls of debt investment securities available-for-sale	6,250	—
Proceeds from maturities and calls of debt investment securities held-to-maturity	6,732	3,715
Proceeds from sales of debt investment securities available-for-sale	—	1,137
Principal repayments on debt mortgage-backed securities available-for-sale	138	—
Principal repayments on debt investment securities held-to-maturity	77	1,835
Principal repayments on debt mortgage-backed securities held-to-maturity	27,319	25,797
Proceeds from Bank Owned Life Insurance	—	2,553
Proceeds from the redemption of restricted equity investments	22,754	23,092
Purchases of restricted equity investments	(21,320)	(36,968)
Proceeds from sales of other real estate owned	550	238
Purchases of premises and equipment	(840)	(1,926)
Cash consideration received (paid) for acquisition, net of cash received	59,395	(3,743)
Net cash provided by investing activities	8,633	84,215

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$27,089	$(51,139)
Increase in short-term borrowings	(16,586)	(27,205)
Repayments of Federal Home Loan Bank advances	(10,495)	(521)
Repayments of other borrowings	(90)	—
Increase in advances by borrowers for taxes and insurance	1,072	818
Exercise of stock options	519	3,456
Payment of employee taxes withheld from stock awards	(2,546)	(467)
Purchase of treasury stock	(3,805)	—
Dividends paid	(8,644)	(7,105)
Net cash used in financing activities	(13,486)	(82,163)
Net increase in cash and due from banks and restricted cash	33,216	9,751
Cash and due from banks and restricted cash at beginning of period	122,328	109,613
Cash and due from banks and restricted cash at end of period	$155,544	$119,364
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$120,792	$109,613
Restricted cash at beginning of period	1,536	—
Federal funds sold at beginning of period	—	—
Cash and due from banks and restricted cash at beginning of period	$122,328	$109,613
Cash and due from banks at end of period	$134,235	$119,364
Restricted cash at end of period	2,576	—
Federal funds sold at end of period	18,733	—
Cash and due from banks and restricted cash at end of period	$155,544	$119,364
Cash paid during the period for:
Interest	$12,492	$6,920
Income taxes	16	—
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	211	273
Net loan charge-offs	(492)	(275)
Transfer of loans receivable to other real estate owned	674	373
Acquisition:
Non-cash assets acquired:
Securities	$103,775	$254,522
Restricted equity investments	313	16,967
Loans	307,017	1,517,947
Premises and equipment	3,389	20,301
Accrued interest receivable	1,387	5,621
Bank Owned Life Insurance	10,460	85,238
Deferred tax asset	3,978	58,352
Other assets	1,497	5,262
Goodwill and other intangible assets, net	39,339	198,915
Total non-cash assets acquired	$471,155	$2,163,125
Liabilities assumed:
Deposits	$449,018	$1,616,073
Borrowings	—	127,747
Other liabilities	5,051	13,007
Total liabilities assumed	$454,069	$1,756,827

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC, Hooper Holdings, LLC., TRREO Holdings LLC, Casaba Real Estate Holdings Corporation, Cohensey Bridge, L.L.C., Prosperis Financial, LLC and CBNJ Investments Corp., and its subsidiary D’Arco Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts previously reported have been reclassified to conform to the current year’s presentation.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for all of 2019. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Business Combinations
Sun Bancorp, Inc. Acquisition
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Sun, net of the total consideration paid (in thousands):

At January 31, 2018
Fair Value
Total Purchase Price:	$474,930
Assets acquired:
Cash and cash equivalents	$68,632
Securities	254,522
Loans	1,517,345
Accrued interest receivable	5,621
Bank Owned Life Insurance	85,238
Deferred tax asset	57,597
Other assets	43,202
Core deposit intangible	11,897
Total assets acquired	2,044,054
Liabilities assumed:
Deposits	(1,616,073)
Borrowings	(127,727)
Other liabilities	(13,242)
Total liabilities assumed	(1,757,042)
Net assets acquired	$287,012
Goodwill recorded in the merger	$187,918
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. On January 31, 2019, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Capital Bank of New Jersey Acquisition
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”), which after purchase accounting adjustments added $494.2 million to assets, $307.0 million to loans, and $449.0 million to deposits. Total consideration paid for Capital Bank was $76.8 million, including cash consideration of $353,000. Capital Bank was merged with and into the Company on the date of acquisition.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Capital Bank, net of total consideration paid (in thousands):

	At January 31, 2019
	Capital Bank Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$76,834
Assets acquired:
Cash and cash equivalents	$59,748	$—	$59,748
Securities	103,798	(23)	103,775
Loans	312,320	(5,303)	307,017
Accrued interest receivable	1,387	—	1,387
Bank Owned Life Insurance	10,460	—	10,460
Deferred tax asset	1,605	2,373	3,978
Other assets	9,384	(4,185)	5,199
Core deposit intangible	—	2,662	2,662
Total assets acquired	498,702	(4,476)	494,226
Liabilities assumed:
Deposits	(448,792)	(226)	(449,018)
Other liabilities	(827)	(4,224)	(5,051)
Total liabilities assumed	(449,619)	(4,450)	(454,069)
Net assets acquired	$49,083	$(8,926)	$40,157
Goodwill recorded in the merger			$36,677
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through March 31, 2019. In addition, the table provides unaudited condensed pro forma financial information assuming the Capital Bank acquisition had been completed as of January 1, 2019 for the three months ended March 31, 2019 and as of January 1, 2018 for the three months ended March 31, 2018. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Capital Bank’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands)	Capital Bank Actual from February 1, 2019 to March 2019	Sun Actual from February 1, 2018 to March 31, 2018	Pro forma Three Months Ended March 31, 2019	Pro forma Three Months Ended March 31, 2018
Net interest income	$3,172	$12,976	$66,157	$66,986
Provision for loan losses	70	221	620	1,476
Non-interest income	199	1,409	9,624	10,114
Non-interest expense	6,439	7,994	49,066	76,767
Provision (benefit) for income taxes	(6)	1,296	4,858	901
Net income	$(3,132)	$4,874	$21,237	$(2,044)
Fully diluted earnings per share			$0.41	$(0.04)
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Sun and Capital Bank acquisitions were as follows. Refer to Note 8, Fair Value Measurements, for a discussion of the fair value hierarchy.
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
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Sun operated 21 properties subject to lease agreements, and Capital Bank operated one property subject to a lease agreement.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $11.9 million and $2.7 million for the acquisitions of Sun and Capital Bank, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding	50,099	44,227
Less: Unallocated ESOP shares	(517)	(290)
Unallocated incentive award shares and shares held by deferred compensation plan	(56)	(57)
Average basic shares outstanding	49,526	43,880
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	624	966
Average diluted shares outstanding	50,150	44,846
For the three months ended March 31, 2019 and 2018, antidilutive stock options of 1,083,000 and 656,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity at March 31, 2019, and December 31, 2018, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2019
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$118,632	$642	$(630)	$118,644
State and municipal obligations	2,055	1	—	2,056
Corporate debt securities	999	—	—	999
Mortgage-backed securities - FNMA	859	2	(2)	859
Total debt securities available-for-sale	$122,545	$645	$(632)	$122,558
Debt securities held-to-maturity:
Investment securities:
U.S. agency obligations	$14,977	$—	$(78)	$14,899
State and municipal obligations	147,499	517	(641)	147,375
Corporate debt securities	82,787	552	(3,489)	79,850
Total investment securities	245,263	1,069	(4,208)	242,124
Mortgage-backed securities:
FHLMC	245,662	688	(2,738)	243,612
FNMA	288,289	1,086	(2,963)	286,412
GNMA	122,837	254	(1,794)	121,297
SBA	3,445	—	(78)	3,367
Total mortgage-backed securities	660,233	2,028	(7,573)	654,688
Total debt securities held-to-maturity	$905,496	$3,097	$(11,781)	$896,812
Total debt securities	$1,028,041	$3,742	$(12,413)	$1,019,370
At December 31, 2018
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$100,524	$163	$(963)	$99,724
Mortgage-backed securities - FNMA	998	—	(5)	993
Total debt securities available-for-sale	$101,522	$163	$(968)	$100,717
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$14,975	$—	$(130)	$14,845
State and municipal obligations	123,987	67	(1,697)	122,357
Corporate debt securities	66,834	126	(4,984)	61,976
Total investment securities	205,796	193	(6,811)	199,178
Mortgage-backed securities:
FHLMC	237,703	159	(5,110)	232,752
FNMA	277,266	753	(6,030)	271,989
GNMA	127,611	198	(2,360)	125,449
SBA	3,527	—	(80)	3,447
Total mortgage-backed securities	646,107	1,110	(13,580)	633,637
Total debt securities held-to-maturity	$851,903	$1,303	$(20,391)	$832,815
Total debt securities	$953,425	$1,466	$(21,359)	$933,532

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at March 31, 2019, and December 31, 2018, is as follows (in thousands):

	March 31, 2019	December 31, 2018
Amortized cost	$905,496	$851,903
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	8,465	8,254
Carrying value	$900,614	$846,810
There were no realized gains or losses for the quarter ended March 31, 2019 and there were realized gains of 2,000 on the sale of securities for the quarter ended March 31, 2018.
The amortized cost and estimated fair value of investment securities at March 31, 2019 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2019, corporate debt securities with an amortized cost of $59.1 million and estimated fair value of $56.1 million were callable prior to the maturity date.

March 31, 2019	Amortized Cost	Estimated Fair Value
Less than one year	$57,483	$57,339
Due after one year through five years	202,279	202,039
Due after five years through ten years	92,349	89,312
Due after ten years	14,838	15,133
	$366,949	$363,823
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $560.2 million and $563.1 million, at March 31, 2019 and December 31, 2018, respectively, including $71.7 million and $74.1 million at March 31, 2019 and December 31, 2018, respectively, pledged as collateral for securities sold under agreements to repurchase.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at March 31, 2019 and December 31, 2018, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At March 31, 2019
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$—	$—	$62,766	$(630)	$62,766	$(630)
Mortgage-backed securities - FNMA	—	—	634	(2)	634	(2)
Total debt securities available-for-sale	—	—	63,400	(632)	63,400	(632)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	14,900	(78)	14,900	(78)
State and municipal obligations	3,987	(7)	79,317	(634)	83,304	(641)
Corporate debt securities	1,526	(19)	44,541	(3,470)	46,067	(3,489)
Total investment securities	5,513	(26)	138,758	(4,182)	144,271	(4,208)
Mortgage-backed securities:
FHLMC	1,902	(16)	156,294	(2,722)	158,196	(2,738)
FNMA	15,571	(36)	187,853	(2,927)	203,424	(2,963)
GNMA	17,423	(25)	76,925	(1,769)	94,348	(1,794)
SBA	—	—	3,367	(78)	3,367	(78)
Total mortgage-backed securities	34,896	(77)	424,439	(7,496)	459,335	(7,573)
Total debt securities held-to-maturity	40,409	(103)	563,197	(11,678)	603,606	(11,781)
Total debt securities	$40,409	$(103)	$626,597	$(12,310)	$667,006	$(12,413)

	At December 31, 2018
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$985	$(3)	$66,438	$(960)	$67,423	$(963)
Mortgage-backed securities - FNMA	993	(5)	—	—	993	(5)
Total debt securities available-for-sale	1,978	(8)	66,438	(960)	68,416	(968)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	14,845	(130)	14,845	(130)
State and municipal obligations	2,856	(4)	106,073	(1,693)	108,929	(1,697)
Corporate debt securities	2,470	(21)	43,059	(4,963)	45,529	(4,984)
Total investment securities	5,326	(25)	163,977	(6,786)	169,303	(6,811)
Mortgage-backed securities:
FHLMC	46,615	(159)	147,763	(4,951)	194,378	(5,110)
FNMA	27,594	(125)	185,328	(5,905)	212,922	(6,030)
GNMA	35,221	(535)	59,468	(1,825)	94,689	(2,360)
SBA	3,447	(80)	—	—	3,447	(80)
Total mortgage-backed securities	112,877	(899)	392,559	(12,681)	505,436	(13,580)
Total debt securities held-to-maturity	118,203	(924)	556,536	(19,467)	674,739	(20,391)
Total debt securities	$120,181	$(932)	$622,974	$(20,427)	$743,155	$(21,359)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At March 31, 2019, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
Chase Capital	$10,000	$9,150	Baa1/BBB-
Wells Fargo Capital	5,000	4,606	A1/BBB
Huntington Capital	5,000	4,450	Baa2/BB+
Keycorp Capital	5,000	4,525	Baa2/BB+
PNC Capital	5,000	4,605	Baa1/BBB-
State Street Capital	5,000	4,625	A3/BBB
SunTrust Capital	5,000	4,625	Not Rated/BB+
Celgene	1,518	1,501	Baa2/BBB+
Southern Company	1,512	1,500	Baa2/BBB+
BB&T	1,510	1,499	A2/A-
AT&T Inc.	1,507	1,494	Baa2/BBB
Ryder	1,504	1,501	Baa1/BBB+
HAL	460	460	Baa1/A-
	$48,011	$44,541

At March 31, 2019, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at March 31, 2019. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at March 31, 2019.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Commercial:
Commercial and industrial	$380,347	$304,994
Commercial real estate – owner occupied	801,290	740,375
Commercial real estate – investor	2,149,891	2,015,210
Total commercial	3,331,528	3,060,579
Consumer:
Residential real estate	2,162,322	2,044,286
Home equity loans and lines	351,181	353,386
Other consumer	116,838	121,561
Total consumer	2,630,341	2,519,233
	5,961,869	5,579,812
Purchased credit impaired (“PCI”) loans	16,306	8,901
Total Loans	5,978,175	5,588,713
Deferred origination costs, net	7,360	7,086
Allowance for loan losses	(16,705)	(16,577)
Total loans, net	$5,968,830	$5,579,222
An analysis of the allowance for loan losses for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$16,577	$15,721
Provision charged to operations	620	1,371
Charge-offs	(868)	(533)
Recoveries	376	258
Balance at end of period	$16,705	$16,817

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2019 and 2018 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended March 31, 2019
Allowance for loan losses:
Balance at beginning of period	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Provision (benefit) charged to operations	(19)	1,550	(802)	(23)	(110)	24	620
Charge-offs	—	(389)	(21)	(427)	(31)	—	(868)
Recoveries	57	—	295	2	22	—	376
Balance at end of period	$1,647	$3,438	$8,242	$1,965	$367	$1,046	$16,705
For the three months ended March 31, 2018
Allowance for loan losses:
Balance at beginning of period	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Provision (benefit) charged to operations	470	(307)	879	493	(1)	(163)	1,371
Charge-offs	(44)	—	(123)	(244)	(122)	—	(533)
Recoveries	24	3	130	85	16	—	258
Balance at end of period	$2,251	$2,871	$8,838	$2,138	$507	$212	$16,817
March 31, 2019
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$604	$—	$—	$—	$—	$604
Collectively evaluated for impairment	1,647	2,834	8,242	1,965	367	1,046	16,101
Total ending allowance balance	$1,647	$3,438	$8,242	$1,965	$367	$1,046	$16,705
Loans:
Loans individually evaluated for impairment	$250	$7,411	$13,595	$10,028	$3,167	$—	$34,451
Loans collectively evaluated for impairment	380,097	793,879	2,136,296	2,152,294	464,852	—	5,927,418
Total ending loan balance	$380,347	$801,290	$2,149,891	$2,162,322	$468,019	$—	$5,961,869

December 31, 2018
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	2,277	8,770	2,413	486	1,022	16,577
Total ending allowance balance	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Loans:
Loans individually evaluated for impairment	$1,626	$5,395	$9,738	$10,064	$2,974	$—	$29,797
Loans collectively evaluated for impairment	303,368	734,980	2,005,472	2,034,222	471,973	—	5,550,015
Total ending loan balance	$304,994	$740,375	$2,015,210	$2,044,286	$474,947	$—	$5,579,812

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of impaired loans at March 31, 2019, and December 31, 2018, is as follows, excluding PCI loans (in thousands):

	March 31, 2019	December 31, 2018
Impaired loans with no allocated allowance for loan losses	$29,951	$29,797
Impaired loans with allocated allowance for loan losses	4,500	—
	$34,451	$29,797
Amount of the allowance for loan losses allocated	$604	$—
The Company defines an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At March 31, 2019, the impaired loan portfolio totaled $34.5 million for which there was a specific allocation in the allowance for loan losses of $604,000. At December 31, 2018, the impaired loan portfolio totaled $29.8 million for which there was no specific allocation in the allowance for loan losses. The average balance of impaired loans for the quarter ended March 31, 2019 and 2018 was $32.1 million and $45.5 million, respectively.
At March 31, 2019 and December 31, 2018, impaired loans included troubled debt restructured (“TDR”) loans of $26.2 million and$26.5 million, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The summary of loans individually evaluated for impairment by loan portfolio segment as of March 31, 2019, and December 31, 2018 and for the three months ended March 31, 2019 and 2018, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of March 31, 2019
With no related allowance recorded:
Commercial and industrial	$272	$250	$—
Commercial real estate – owner occupied	2,951	2,911	—
Commercial real estate – investor	15,680	13,595	—
Residential real estate	10,411	10,028	—
Consumer	3,500	3,167	—
	$32,814	$29,951	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	4,500	4,500	604
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$4,500	$4,500	$604
As of December 31, 2018
With no related allowance recorded:
Commercial and industrial	$1,750	$1,626	$—
Commercial real estate – owner occupied	5,413	5,395	—
Commercial real estate – investor	12,633	9,738	—
Residential real estate	10,441	10,064	—
Consumer	3,301	2,974	—
	$33,538	$29,797	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$938	$3	$830	$16
Commercial real estate – owner occupied	4,153	42	12,471	115
Commercial real estate – investor	11,667	136	16,328	154
Residential real estate	10,046	131	11,006	125
Consumer	3,071	46	2,477	37
	$29,875	$358	$43,112	$447
With an allowance recorded:
Commercial and industrial	$—	$—	$736	$—
Commercial real estate – owner occupied	2,250	36	—	—
Commercial real estate – investor	—	—	1,677	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$2,250	$36	$2,413	$—

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of March 31, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	March 31, 2019	December 31, 2018
Commercial and industrial	$240	$1,587
Commercial real estate – owner occupied	4,565	501
Commercial real estate – investor	4,115	5,024
Residential real estate	8,611	7,389
Consumer	3,364	2,914
	$20,895	$17,415

At March 31, 2019, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2019
Commercial and industrial	$1,231	$—	$34	$1,265	$379,082	$380,347
Commercial real estate – owner occupied	3,275	1,785	1,215	6,275	795,015	801,290
Commercial real estate – investor	624	2,553	4,085	7,262	2,142,629	2,149,891
Residential real estate	9,631	3,268	5,213	18,112	2,144,210	2,162,322
Consumer	1,272	514	2,932	4,718	463,301	468,019
	$16,033	$8,120	$13,479	$37,632	$5,924,237	$5,961,869
December 31, 2018
Commercial and industrial	$—	$—	$—	$—	$304,994	$304,994
Commercial real estate – owner occupied	5,104	236	197	5,537	734,838	740,375
Commercial real estate – investor	3,979	2,503	2,461	8,943	2,006,267	2,015,210
Residential real estate	10,199	4,979	4,451	19,629	2,024,657	2,044,286
Consumer	2,200	955	2,464	5,619	469,328	474,947
	$21,482	$8,673	$9,573	$39,728	$5,540,084	$5,579,812
At March 31, 2019 and December 31, 2018, loans in the amount of $20.9 million and $17.4 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. At March 31, 2019, there were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands) is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2019
Commercial and industrial	$369,701	$4,589	$6,057	$—	$380,347
Commercial real estate – owner occupied	775,723	6,514	19,053	—	801,290
Commercial real estate – investor	2,103,459	22,542	23,890	—	2,149,891
	$3,248,883	$33,645	$49,000	$—	$3,331,528
December 31, 2018
Commercial and industrial	$291,265	$2,777	$10,952	$—	$304,994
Commercial real estate – owner occupied	706,825	3,000	30,550	—	740,375
Commercial real estate – investor	1,966,495	23,727	24,988	—	2,015,210
	$2,964,585	$29,504	$66,490	$—	$3,060,579
For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	Residential	Consumer
March 31, 2019
Performing	$2,153,711	$464,655
Non-performing	8,611	3,364
	$2,162,322	$468,019
December 31, 2018
Performing	$2,036,897	$472,033
Non-performing	7,389	2,914
	$2,044,286	$474,947
The recorded investment in mortgage and consumer loans collateralized by residential real estate, which are in the process of foreclosure, amounted to $2.1 million at March 31, 2019. The amount of foreclosed residential real estate property held by the Company was $841,000 at March 31, 2019.
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at March 31, 2019, and December 31, 2018, were $6.5 million and $3.6 million, respectively, of troubled debt restructurings. At March 31, 2019, and December 31, 2018, the Company had $487,000 and $0, respectively, of specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at March 31, 2019 and December 31, 2018, which totaled $19.7 million and $22.9 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2019 and 2018, and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2019
Troubled Debt Restructurings:
Residential real estate	3	589	621

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended March 31, 2018
Troubled Debt Restructurings:
Commercial and industrial	1	$237	$243
Commercial real estate – investor	1	179	180
Residential real estate	2	257	270

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

As part of the Capital Bank acquisition, PCI loans were acquired at a discount primarily due to deteriorated credit quality. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.
 The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Capital Bank at January 31, 2019 (in thousands):

Capital January 31, 2019
Contractually required principal and interest	$10,468
Contractual cash flows not expected to be collected (non-accretable discount)	(1,940)
Expected cash flows to be collected at acquisition	8,528
Interest component of expected cash flows (accretable yield)	(1,171)
Fair value of acquired loans	$7,357
The following table summarizes the changes in accretable yield for PCI loans during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$3,630	$161
Acquisition	1,171	3,535
Accretion	(653)	(222)
Reclassification from non-accretable difference	45	18
Ending balance	$4,193	$3,492

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at March 31, 2019 and December 31, 2018 were as follows (in thousands):

Type of Account	March 31, 2019	December 31, 2018
Non-interest-bearing	$1,352,520	$1,151,362
Interest-bearing checking	2,400,192	2,350,106
Money market deposit	666,067	569,680
Savings	922,113	877,177
Time deposits	949,593	866,244
Total deposits	$6,290,485	$5,814,569
Included in time deposits at March 31, 2019 and December 31, 2018, is $147.6 million and $124.3 million, respectively, in deposits of $250,000 and over.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach may be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements On July 30, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements”, which provided an option to apply the transition provisions of the new standard at the adoption date rather than the earliest comparative period presented. Additionally, the ASU provides a practical expedient permitting lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company adopted this ASU in its entirety on January 1, 2019, and has appropriately reflected the changes throughout the Company’s consolidated financial statements. The Company elected to apply the new standard as of the adoption date and will not restate comparative prior periods. Additionally, the Company elected to apply the package of practical expedients standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The adoption of this ASU resulted in the recognition of a right-of-use asset of $20.6 million in other assets and a lease liability of $20.7 million in other liabilities. Refer to Note 10, Leases, for additional information.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance may result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.
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
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” This ASU requires the amortization of premiums to the earliest call date on debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates. This ASU does not impact securities held as a discount, as the discount continues to be amortized to the contractual maturity. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including adoption in an interim period. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

directly to retained earnings as of the beginning of the period of adoption. The adoption of this update did not have an impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. As a result, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Current GAAP contains limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. To address those current limitations, the amendments in this ASU permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. In addition, the amendments in this ASU change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted. The Company does not enter into derivatives that are designated as hedging instruments and as such, the adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2019. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2019
Items measured on a recurring basis:
Debt securities available-for-sale	$122,558	$—	$122,558	$—
Equity investments	9,816	9,816	—	—
Interest rate swap asset	2,902	—	2,902	—
Interest rate swap liability	(3,047)	—	(3,047)	—
Items measured on a non-recurring basis:
Other real estate owned	1,594	—	—	1,594
Loans measured for impairment based on the fair value of the underlying collateral	9,199	—	—	9,199
December 31, 2018
Items measured on a recurring basis:
Debt securities available-for-sale	$100,717	$—	$100,717	$—
Equity investments	9,655	9,655	—	—
Interest rate swap asset	1,722	—	1,722	—
Interest rate swap liability	(1,813)	—	(1,813)	—
Items measured on a non-recurring basis:
Other real estate owned	1,381	—	—	1,381
Loans measured for impairment based on the fair value of the underlying collateral	11,639	—	—	11,639

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using the exit price notion.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2019 and December 31, 2018 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2019
Financial Assets:
Cash and due from banks	$134,235	$134,235	$—	$—
Debt securities held-to-maturity	900,614	—	888,177	8,635
Restricted equity investments	55,663	—	—	55,663
Loans receivable, net and loans held-for-sale	5,968,830	—	—	5,893,831
Financial Liabilities:
Deposits other than time deposits	5,340,892	—	5,340,892	—
Time deposits	949,593	—	941,672	—
Federal Home Loan Bank advances and other borrowings	517,595	—	525,476	—
Securities sold under agreements to repurchase with retail customers	66,174	66,174	—	—
December 31, 2018
Financial Assets:
Cash and due from banks	$120,792	$120,792	$—	$—
Debt securities held-to-maturity	846,810	—	830,999	1,816
Restricted equity investments	56,784	—	—	56,784
Loans receivable, net and loans held-for-sale	5,579,222	—	—	5,474,306
Financial Liabilities:
Deposits other than time deposits	4,948,325	—	4,948,325	—
Time deposits	866,244	—	853,678	—
Federal Home Loan Bank advances and other borrowings	548,913	—	554,692	—
Securities sold under agreements to repurchase with retail customers	61,760	61,760	—	—
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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized losses of $54,000 and $2,000 in other income resulting from fair value adjustments during the quarters ended March 31, 2019, and March 31, 2018, respectively.

The table below presents the notional and fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition as of March 31, 2019 (in thousands):

	March 31, 2019		December 31, 2018
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$81,205	$2,902	$59,305	$1,722
Other liabilities	81,205	3,047	59,305	1,813
Credit risk-related Contingent Features
The Company is a party to an International Swaps and Derivatives Association agreement with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $4.9 million, and $4.1 million at March 31, 2019, and December 31, 2018, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $3.0 million and $1.8 million at March 31, 2019, and December 31, 2018, respectively .
Note 10. Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Leases (Topic 842). For the Company, Leases (Topic 842) primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
The Company leases are comprised of real estate property for branches, ATM locations and office space with terms extending through 2050. The majority of the Company’s leases are classified as operating leases, and therefore, were not previously included on the consolidated statements of financial condition. As part of the adoption of Leases (Topic 842), operating lease agreements are required to be recognized on the consolidated statements of financial condition as a right-of-use (“ROU”) and a corresponding lease liability. The Company had two existing finance leases (previously referred to as capital leases), which were acquired in the Sun acquisition and have lease terms through 2029. These leases were previously required to be recorded on the Company’s consolidated statements of financial condition. As such, the adoption of Leases (Topic 842) did not have a material impact on the accounting for these leases.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		March 31, 2019
Lease ROU Assets	Classification
Operating lease ROU asset	Other Assets	$20,617
Finance lease ROU asset	Premises and equipment, net	3,388
Total Lease ROU Asset		$24,005

Lease Liabilities
Operating lease liability	Other Liabilities	$20,651
Finance lease liability	Other Borrowings	5,269
Total Lease Liability		$25,920
The calculated amount of the ROU assets and lease liabilities are impacted by the lease term and the discount rate used to calculate the present value of the minimum lease payments. Lease agreements often include one or more options to renew the lease at the Company’s discretion. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the ROU asset and lease liability. For the discount rate, Topic 842 requires the Company to use the rate implicit in the lease, provided the rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate, at lease inception, over a similar term. For operating leases existing prior to January 1, 2019, the Company used the incremental borrowing rate for the remaining lease term as of January 1, 2019. For the finance leases, the Company utilized its incremental borrowing rate at lease inception.

March 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	9.97 years
Finance leases	7.92 years
Weighted-Average Discount Rate
Operating leases	3.44%
Finance leases	7.05%
The following table represents lease expenses and other lease information (in thousands):

Three Months Ended March 31, 2019
Lease Expense
Operating Lease Expense	$969
Finance Lease Expense:
Amortization of ROU assets	108
Interest on lease liabilities(1)	90
Total	$1,167

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$934
Operating cash flows from finance leases	90
Financing cash flows from finance leases	127

(1)	Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases
For the Twelve Months Ended March 31,
2020	$864	$3,681
2021	905	3,286
2022	936	3,022
2023	936	2,677
2024	936	1,943
Thereafter	2,484	10,312
Total	$7,061	$24,921
Less: Imputed Interest	(1,792)	(4,270)
Total Lease Liabilities	$5,269	$20,651

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
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2018 Form 10-K. There were no material changes to risk factors relevant to the Company’s operations since December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares, of which 1.1 million shares are available for repurchase at March 31, 2019 under this stock repurchase program. The Company repurchased 159,307 shares of its common stock during the three month period ended March 31, 2019.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on April 26, 2019.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 9, 2019	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	May 9, 2019	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

3.2	Bylaws of OceanFirst Financial Corp.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.