Form 10-Q
period 2019-06-30
OCEANFIRST FINANCIAL CORP
filed 2019-08-07
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange in which registered
Common stock, $0.01 par value per share	OCFC	NASDAQ
As of August 5, 2019 there were 51,121,789 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2019	March 31, 2019	June 30, 2018
SELECTED FINANCIAL CONDITION DATA(1):
Total assets	$8,029,057	$8,092,948	$7,736,903
Loans receivable, net	5,943,930	5,968,830	5,553,035
Deposits	6,187,487	6,290,485	5,819,406
Stockholders’ equity	1,137,295	1,127,163	1,012,568
SELECTED OPERATING DATA:
Net interest income	64,837	64,388	61,447
Provision for loan losses	356	620	706
Other income	9,879	9,512	8,883
Operating expenses	50,915	47,271	50,904
Net income	18,980	21,173	15,702
Diluted earnings per share	0.37	0.42	0.32
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	22.24	22.00	20.97
Tangible stockholders’ equity per common share (2)	14.57	14.32	13.56
Cash dividend per share	0.17	0.17	0.15
Stockholders’ equity to total assets	14.16%	13.93%	13.09%
Tangible stockholders’ equity to total tangible assets (2)	9.76	9.53	8.87
Return on average assets (3) (4)	0.94	1.10	0.84
Return on average stockholders’ equity (3) (4)	6.73	7.82	6.23
Return on average tangible stockholders’ equity (2) (3) (4)	10.32	11.97	9.64
Net interest rate spread	3.45	3.59	3.61
Net interest margin	3.66	3.78	3.73
Operating expenses to average assets (3) (4)	2.53	2.45	2.71
Efficiency ratio (4) (5)	68.14	63.97	72.38
Loan to deposit ratio	96.06	94.89	95.42
ASSET QUALITY:
Non-performing loans	$17,796	$20,895	$18,106
Non-performing assets	18,661	22,489	25,960
Allowance for loan losses as a percent of total loans receivable	0.27%	0.28%	0.30%
Allowance for loan losses as a percent of total non-performing loans	90.67	79.95	92.18
Non-performing loans as a percent of total loans receivable	0.30	0.35	0.33
Non-performing assets as a percent of total assets	0.23	0.28	0.34

(1)	With the exception of end of quarter ratios, all ratios are based on average daily balances.

(2)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(3)	Ratios are annualized.

(4)
Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses and compensation expense due to the retirement of an executive officer of $8.9 million, or $7.0 million, net of tax benefit, for the quarter ended June 30, 2019. Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $5.4 million, or $4.4 million, net of tax benefit, for the quarter ended March 31, 2019; and $8.4 million, or $6.7 million, net of tax benefit, for the quarter ended June 30, 2018.

(5)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The term “Company” refers to OceanFirst Financial Corp., the Bank and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management, deposit accounts, the sale of investment products, loan originations, loan sales, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and the actions of regulatory agencies.
Over the past two years the Company has grown significantly through the acquisitions of Sun Bancorp. Inc. (“Sun”) and Capital Bank of New Jersey (“Capital Bank”). These acquisitions added $2.5 billion in assets and $2.1 billion in deposits.
Highlights of the Company’s financial results and corporate activities for the three months ended June 30, 2019 were as follows:
The Bank’s expansion into metropolitan New York City and greater Philadelphia continues to progress with $43.6 million of closed loans and significant contributions to a record pipeline of $297.8 million as of June 30, 2019.
The integration of Capital Bank’s operating systems was completed in June, with anticipated cost savings to be realized in the second half of the year.
In conjunction with the integration of Capital Bank, three branches were consolidated in June. In addition, the Bank will be consolidating an additional four branches in the third quarter; bringing the total number of branches consolidated to 40 over the past three years.
Net income for the three months ended June 30, 2019, was $19.0 million, or $0.37 per diluted share, as compared to $15.7 million, or $0.32 per diluted share, for the corresponding prior year period. Net income for the six months ended June 30, 2019, was $40.2 million, or $0.79 per diluted share, as compared to $21.1 million, or $0.45 per diluted share, for the corresponding prior year period. Net income for the three and six months ended June 30, 2019 included merger related expenses, branch consolidation expenses, and compensation expense due to the retirement of an executive officer, which decreased net income, net of tax benefit, by $7.0 million and $11.4 million, respectively. Net income for the three and six months ended June 30, 2018 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $6.7 million and $21.3 million, respectively. Excluding these items, net income for the three and six months ended June 30, 2019, increased over the same prior year periods, primarily due to the acquisition of Capital Bank and the expense reductions driven by the integration of Sun in the second quarter of 2018.
The Company remains well-capitalized with a tangible common equity to tangible assets ratio of 9.76% at June 30, 2019.
The Company declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended June 30, 2019, of $0.17 per share will be paid on August 16, 2019 to stockholders of record on August 5, 2019.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2019 and June 30, 2018. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$67,214	$372	2.22%	$58,091	$280	1.93%
Securities (1)	1,080,690	7,121	2.64	1,119,354	6,663	2.39
Loans receivable, net (2)
Commercial	3,309,869	42,579	5.16	3,109,313	38,805	5.01
Residential	2,187,417	22,329	4.08	1,951,075	19,642	4.04
Home Equity	347,028	4,656	5.38	369,054	4,564	4.96
Other	113,153	1,353	4.80	7,604	124	6.54
Allowance for loan loss net of deferred loan fees	(9,155)	—	—	(11,076)	—	—
Loans Receivable, net	5,948,312	70,917	4.78	5,425,970	63,135	4.67
Total interest-earning assets	7,096,216	78,410	4.43	6,603,415	70,078	4.26
Non-interest-earning assets	972,683			929,553
Total assets	$8,068,899			$7,532,968
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,504,541	4,240	0.68%	$2,372,777	2,028	0.34%
Money market	631,297	1,358	0.86	597,770	694	0.47
Savings	915,701	301	0.13	907,570	267	0.12
Time deposits	934,470	3,863	1.66	902,091	2,258	1.00
Total	4,986,009	9,762	0.79	4,780,208	5,247	0.44
FHLB Advances	404,951	2,320	2.30	376,527	1,900	2.02
Securities sold under agreements to repurchase	62,243	64	0.41	64,446	44	0.27
Other borrowings	99,591	1,427	5.75	99,383	1,440	5.81
Total interest-bearing liabilities	5,552,794	13,573	0.98	5,320,564	8,631	0.65
Non-interest-bearing deposits	1,302,147			1,149,764
Non-interest-bearing liabilities	82,793			51,262
Total liabilities	6,937,734			6,521,590
Stockholders’ equity	1,131,165			1,011,378
Total liabilities and equity	$8,068,899			$7,532,968
Net interest income		$64,837			$61,447
Net interest rate spread (3)			3.45%			3.61%
Net interest margin (4)			3.66%			3.73%
Total cost of deposits (including non-interest-bearing deposits)			0.62%			0.35%

	For the Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$73,527	$839	2.30%	$54,195	$488	1.82%
Securities (1)	1,073,957	14,075	2.64	1,088,237	12,694	2.35
Loans receivable, net (2)
Commercial	3,260,855	83,987	5.19	2,942,062	72,195	4.95
Residential	2,141,032	43,733	4.09	1,897,736	38,679	4.11
Home Equity	350,175	9,363	5.39	355,641	8,707	4.94
Other	116,153	2,835	4.92	4,547	151	6.70
Allowance for loan loss net of deferred loan fees	(9,616)	—	—	(10,683)	—	—
Loans Receivable, net	5,858,599	139,918	4.82	5,189,303	119,732	4.65
Total interest-earning assets	7,006,083	154,832	4.46	6,331,735	132,914	4.23
Non-interest-earning assets	948,658			858,002
Total assets	$7,954,741			$7,189,737
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,518,062	8,032	0.64%	$2,318,751	3,786	0.33%
Money market	616,384	2,468	0.81	562,050	1,244	0.45
Savings	909,906	587	0.13	866,535	462	0.11
Time deposits	933,410	7,314	1.58	861,687	4,219	0.99
Total	4,977,762	18,401	0.75	4,609,023	9,711	0.42
FHLB Advances	372,499	4,160	2.25	349,474	3,413	1.97
Securities sold under agreements to repurchase	63,761	119	0.38	71,649	84	0.24
Other borrowings	99,569	2,927	5.93	89,796	2,549	5.72
Total interest-bearing liabilities	5,513,591	25,607	0.94	5,119,942	15,757	0.62
Non-interest-bearing deposits	1,257,041			1,077,218
Non-interest-bearing liabilities	69,443			53,140
Total liabilities	6,840,075			6,250,300
Stockholders equity	1,114,666			939,437
Total liabilities and equity	$7,954,741			$7,189,737
Net interest income		$129,225			$117,157
Net interest rate spread (3)			3.52%			3.61%
Net interest margin (4)			3.72%			3.73%
Total cost of deposits (including non-interest-bearing deposits)			0.60%			0.34%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018
Total assets increased by $512.9 million, to $8.029 billion at June 30, 2019, from $7.516 billion at December 31, 2018, primarily as a result of the acquisition of Capital Bank, which added $494.7 million to total assets. Loans receivable, net, increased by $364.7 million, to $5.944 billion at June 30, 2019, from $5.579 billion at December 31, 2018, due to acquired loans of $307.7 million. As part of the acquisition of Capital Bank, the Company’s goodwill balance increased to $374.6 million at June 30, 2019, from $338.4 million at December 31, 2018, and the core deposit intangible increased to $17.6 million, from $17.0 million at December 31, 2018.
Deposits increased by $372.9 million, to $6.187 billion at June 30, 2019, from $5.815 billion at December 31, 2018, primarily due to acquired deposits of $449.0 million, partially offset by the seasonality of government deposit outflows. The loan-to-deposit ratio at June 30, 2019 was 96.1%, as compared to 96.0% at December 31, 2018.
Included in other assets and other liabilities is $20.6 million and $20.7 million, respectively, related to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

Stockholders’ equity increased to $1.137 billion at June 30, 2019, as compared to $1.039 billion at December 31, 2018. The acquisition of Capital added $76.4 million to stockholders’ equity. At June 30, 2019, there were 986,386 shares available for repurchase under the Company’s stock repurchase program. For the six months ended June 30, 2019, the Company repurchased 309,167 shares under the repurchase program at a weighted average cost of $23.93. Tangible stockholders’ equity per common share increased to $14.57 at June 30, 2019, as compared to $14.26 at December 31, 2018.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2019 and June 30, 2018
General
On January 31, 2018, the Company completed its acquisition of Sun and its results of operations are included in the consolidated results for the three and six months ended June 30, 2019, but are excluded from the results of operations for the period from January 1, 2018 to January 31, 2018.
On January 31, 2019, the Company completed its acquisition of Capital Bank and its results of operations from February 1, 2019 through June 30, 2019 are included in the consolidated results for the three months and six months ended June 30, 2019, but are not included in the results of operations for the corresponding prior year periods.
Net income for the three months ended June 30, 2019, was $19.0 million, or $0.37 per diluted share, as compared to $15.7 million, or $0.32 per diluted share, for the corresponding prior year period. Net income for the six months ended June 30, 2019, was $40.2 million, or $0.79 per diluted share, as compared to $21.1 million, or $0.45 per diluted share, for the corresponding prior year period. Net income for the three and six months ended June 30, 2019 included merger related expenses, branch consolidation expenses, and compensation expense due to the retirement of an executive officer, which decreased net income, net of tax benefit, by $7.0 million and $11.4 million, respectively. Net income for the three and six months ended June 30, 2018 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $6.7 million and $21.3 million, respectively. Excluding these items, net income for the three and six months ended June 30, 2019, increased over the same prior year periods, primarily due to the acquisition of Capital Bank and the expense reductions driven by the integration of Sun in the second quarter of 2018.
Interest Income
Interest income for the three and six months ended June 30, 2019 increased to $78.4 million and $154.8 million, respectively, as compared to $70.1 million and $132.9 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased by $492.8 million and $674.3 million, respectively, for the three and six months ended June 30, 2019 as compared to the same prior year periods. The averages for the three and six months ended June 30, 2019, were favorably impacted by $401.8 and $340.4 million, respectively, of interest-earning assets acquired from Capital Bank. Average loans receivable, net, increased by $522.3 million and $669.3 million for the three and six months ended June 30, 2019, respectively, as compared to the same prior year periods. The increases attributable to the acquisition of Capital Bank were $293.4 million and $245.9 million, respectively. For the three and six months ended June 30, 2019, the yield on average interest-earning assets increased to 4.43% and 4.46%, respectively, from 4.26% and 4.23%, respectively, in the corresponding prior year periods.
Interest Expense
Interest expense for the three and six months ended June 30, 2019 was $13.6 million and $25.6 million, respectively, as compared to $8.6 million and $15.8 million, respectively, in the corresponding prior year periods. Average interest-bearing liabilities increased

$232.2 million and $393.6 million for the three and six months ended June 30, 2019, respectively, as compared to the same prior year periods. For the three and six months ended June 30, 2019, the cost of average interest-bearing liabilities increased to 0.98% and 0.94%, respectively, from 0.65% and 0.62%, respectively, in the corresponding prior year periods. The total cost of deposits (including non-interest bearing deposits) was 0.62% and 0.60% for the three and six months ended June 30, 2019,respectively, as compared to 0.35% and 0.34%, respectively, in the same prior year periods.
Net Interest Income
Net interest income for the three and six months ended June 30, 2019, increased to $64.8 million and $129.2 million, respectively, as compared to $61.4 million and $117.2 million, respectively, for the same prior year periods, reflecting an increase in interest-earning assets. The net interest margin for the three and six months ended June 30, 2019 decreased to 3.66% and 3.72%, respectively, from 3.73% in the same prior year periods.
Provision for Loan Losses
For the three and six months ended June 30, 2019, the provision for loan losses was $356,000 and $976,000, respectively, as compared to $706,000 and $2.1 million, respectively, for the corresponding prior year periods. Net loan charge-offs were $926,000 and $1.4 million for the three and six months ended June 30, 2019, respectively, as compared to net loan charge-offs of $832,000 and $1.1 million, respectively, in the corresponding prior year periods. Non-performing loans totaled $17.8 million at June 30, 2019, as compared to $18.1 million at June 30, 2018.
Other Income
For the three and six months ended June 30, 2019, other income increased to $9.9 million and $19.4 million, respectively, as compared to $8.9 million and $17.8 million, respectively, for the corresponding prior year periods. The increases were partly due to the impact of the Capital Bank acquisition, which added $312,000 and $557,000 to other income for the three and six months ended June 30, 2019, respectively, as compared to the same prior year periods. Excluding the Capital Bank acquisition, the increase in other income for the three months ended June 30, 2019 was primarily due to a decrease in the loss from other real estate operations of $860,000 and an increase in derivative fee income of $612,000, partially offset by decreases in fees and service charges of $724,000. Excluding the Capital Bank acquisition, the increase in other income for the six months ended June 30, 2019 was primarily due to a decrease in the loss from other real estate operations of $1.3 million, an increase in derivative fee income of $1.1 million and an increase in bankcard services of $553,000, partially offset by decreases in fees and service charges of $1.0 million, rental income of $704,000 received primarily for January and February 2018 on the Company’s executive office, and the gain on sale of loans of $608,000 (mostly related to the sale of one non-performing commercial loan relationship during 2018).
Operating Expenses
Operating expenses were flat at $50.9 million and decreased to $98.2 million for the three and six months ended June 30, 2019, respectively, as compared to $50.9 million and $107.7 million, respectively, in the same prior year periods. Operating expenses for the three and six months ended June 30, 2019 included $8.9 million and $14.3 million, respectively, of merger related expenses, branch consolidation expenses, and compensation expense due to the retirement of an executive officer, as compared to $8.4 million and $26.7 million, respectively, of merger related and branch consolidation expenses, in same prior year periods. Excluding the impact of merger, branch consolidation expenses, and compensation expense due to the retirement of an executive officer, the change in operating expenses over the prior year was due to the Capital Bank acquisition, which added $1.9 million and $3.3 million for the three and six months ended June 30, 2019, respectively. Excluding the Capital Bank acquisition, the decrease in operating expenses for the three months ended June 30, 2019 from the prior year period was primarily due to decreases in compensation and employee benefits expense of $2.2 million, occupancy expenses and federal insurance premium, partially offset by increases in check card processing and marketing expenses. Excluding the Capital Bank acquisition, the remaining decrease in operating expenses for the six months ended June 30, 2019 from the prior year period, was primarily due to decreases in compensation and employee benefits expense of $1.8 million, a decrease in federal insurance premium and a decrease in occupancy expense, partially offset by increases in marketing expenses of $611,000, and check card processing of $597,000.
Provision for Income Taxes
The provision for income taxes was $4.5 million and $9.3 million for the three and six months ended June 30, 2019, respectively, as compared to $3.0 million and $4.0 million, respectively, for the same prior year periods. The effective tax rate was 19.0% and 18.8% for the three and six months ended June 30, 2019, respectively, as compared to 16.1% and 16.0%, respectively, for the same prior year periods. The lower effective tax rates in the prior year periods were primarily due to larger tax benefits from employee stock option exercises.

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
At June 30, 2019, the Company had $234.0 million of outstanding overnight borrowings from the FHLB, as compared to $174.0 million at December 31, 2018. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $453.6 million and $449.4 million, at June 30, 2019 and December 31, 2018, respectively.
The Company’s cash needs for the six months ended June 30, 2019 were primarily satisfied by principal payments on loans and mortgage-backed securities, and acquired cash from Capital Bank. The cash was principally utilized for loan originations, the purchase of loans receivable and securities, and the repayment of borrowings. The Company’s cash needs for the six months ended June 30, 2018 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, and increased borrowings. The cash was principally utilized for the purchase of loans receivable, loan originations, the purchase of securities, and to fund deposit outlows.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At June 30, 2019, outstanding undrawn lines of credit totaled $802.9 million and outstanding commitments to originate loans totaled $297.8 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $437.5 million at June 30, 2019. As needed, management is opportunistic about renewing these time deposits.
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
Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. For the quarter ended June 30, 2019, the Company repurchased 149,860 shares of common stock and did not repurchase any shares of common stock for the quarter ended June 30, 2018. At June 30, 2019, there were 986,386 shares available to be repurchased under the stock repurchase program authorized in April of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	—	—	—	1,136,246
May 1, 2019 through May 31, 2019	57,685	23.93	57,685	1,078,561
June 1, 2019 through June 30, 2019	92,175	24.00	92,175	986,386
Cash dividends on common stock declared and paid during the first six months of 2019 were $17.3 million, as compared to $14.3 million in the same prior year period. The increase in dividends was a result of an increase in the dividend rate and the additional shares issued in the acquisition of Capital Bank. On July 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend is payable on August 16, 2019 to stockholders of record at the close of business on August 5, 2019.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the six months ended June 30, 2019, the Company received a dividend payment of $12.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. At June 30, 2019, OceanFirst Financial Corp. held $15.0 million in cash.
As of June 30, 2019 and December 31, 2018, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2019	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$774,934	10.15%	$305,464	4.000%		$381,830	5.00%
Common equity Tier 1 (to risk-weighted assets)	774,934	13.54	400,738	7.000	(1)	372,114	6.50
Tier 1 capital (to risk-weighted assets)	774,934	13.54	486,611	8.500	(1)	457,987	8.00
Total capital (to risk-weighted assets)	792,448	13.84	601,107	10.500	(1)	572,483	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$769,736	10.06%	$305,919	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	707,314	12.35	400,837	7.000	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	769,736	13.44	486,731	8.500	(1)	N/A	N/A
Total capital (to risk-weighted assets)	822,250	14.36	601,256	10.500	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2018	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$712,900	10.01%	$284,772	4.000%		$355,965	5.00%
Common equity Tier 1 (to risk-weighted assets)	712,900	13.39	339,513	6.375	(2)	346,170	6.50
Tier 1 capital (to risk-weighted assets)	712,900	13.39	419,398	7.875	(2)	426,056	8.00
Total capital (to risk-weighted assets)	730,484	13.72	525,912	9.875	(2)	532,570	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$709,972	9.96%	$285,199	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	647,773	12.15	339,791	6.375	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	709,972	13.32	419,742	7.875	(2)	N/A	N/A
Total capital (to risk-weighted assets)	762,556	14.31	526,343	9.875	(2)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 2.500%.

(2)	Includes the Capital Conservation Buffer of 1.875%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At June 30, 2019, the Company maintained tangible common equity of $745.1 million, for a tangible common equity to assets ratio of 9.76%. At December 31, 2018, the Company maintained tangible common equity of $683.9 million, for a tangible common equity to assets ratio of 9.55%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At June 30, 2019 and December 31, 2018, the reserve for repurchased loans and loss sharing obligations amounted to $1.2 million and $1.3 million, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2019 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$612,265	$415,999	$58,940	$39,263	$98,063
Commitments to Fund Undrawn Lines of Credit
Commercial	473,493	473,493	~~—~~	~~—~~	~~—~~
Consumer/Construction	329,362	329,362	~~—~~	~~—~~	~~—~~
Commitments to Originate Loans	297,817	297,817	~~—~~	~~—~~	~~—~~
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

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$207	$1,587
Commercial real estate – owner occupied	4,818	501
Commercial real estate – investor	4,050	5,024
Residential mortgage	5,747	7,389
Home equity loans and lines	2,974	2,914
Total non-performing loans	17,796	17,415
Other real estate owned	865	1,381
Total non-performing assets	$18,661	$18,796
Purchased credit impaired loans (“PCI”)	$13,432	$8,901
Delinquent loans 30-89 days	$20,029	$25,686
Allowance for loan losses as a percent of total loans receivable	0.27%	0.30%
Allowance for loan losses as a percent of total non-performing loans	90.67	95.19
Non-performing loans as a percent of total loans receivable	0.30	0.31
Non-performing assets as a percent of total assets	0.23	0.25

The Company’s non-performing loans totaled $17.8 million at June 30, 2019, as compared to $17.4 million at December 31, 2018. Included in the non-performing loans total was $6.8 million and $3.6 million of troubled debt restructured (“TDR”) loans at June 30, 2019 and December 31, 2018, respectively. Non-performing loans do not include $13.4 million and $8.9 million of acquired PCI loans at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the allowance for loan losses totaled $16.1 million, or 0.27% of total loans, as compared to $16.6 million, or 0.30% of total loans at December 31, 2018. These ratios exclude existing fair value credit marks on acquired loans of $36.0 million and $31.6 million at June 30, 2019 and December 31, 2018, respectively. These loans were acquired at fair value with no related allowances for loan losses.
The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	June 30, 2019	December 31, 2018
Special Mention	$46,577	$35,797
Substandard	59,688	74,824
The increase in special mention loans is primarily due to the addition of one commercial loan relationship and the re-grading of the Capital Bank loan portfolio using the Bank’s risk rating scale. The classification downgrades are consistent with the Company’s due diligence findings prior to the acquisition and reflective of the credit mark at the time of acquisition. The decrease in substandard loans is primarily due to the payoff of four commercial loan relationships.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2019, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2019, the Company’s one-year gap was positive 6.63% as compared to positive 4.89% at December 31, 2018. These results were within the approved policy guidelines.

At June 30, 2019	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$29,325	$1,470	$1,225	$—	$—	$32,020
Debt investment securities	67,960	52,378	125,513	60,472	54,086	360,409
Debt mortgage-backed securities	72,317	81,857	203,750	125,791	146,810	630,525
Equity investments	—	—	—	—	10,002	10,002
Restricted equity investments	—	—	—	—	59,425	59,425
Loans receivable (2)	1,079,989	1,106,815	1,614,059	860,210	1,290,812	5,951,885
Total interest-earning assets	1,249,591	1,242,520	1,944,547	1,046,473	1,561,135	7,044,266
Interest-bearing liabilities:
Interest-bearing checking accounts	793,926	124,505	280,778	220,944	922,760	2,342,913
Money market deposit accounts	16,020	45,706	106,255	86,853	388,151	642,985
Savings accounts	39,626	79,724	171,478	134,306	484,367	909,501
Time deposits	100,880	336,016	397,723	84,034	3,268	921,921
FHLB advances	254,626	99,565	59,536	39,919	—	453,646
Securities sold under agreements to repurchase and other borrowings	134,586	—	—	—	24,033	158,619
Total interest-bearing liabilities	1,339,664	685,516	1,015,770	566,056	1,822,579	5,429,585
Interest sensitivity gap (3)	$(90,073)	$557,004	$928,777	$480,417	$(261,444)	$1,614,681
Cumulative interest sensitivity gap	$(90,073)	$466,931	$1,395,708	$1,876,125	$1,614,681	$1,614,681
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(1.28)%	6.63%	19.81%	26.63%	22.92%	22.92%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2019 and December 31, 2018. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2018 Form 10-K.

	June 30, 2019					December 31, 2018
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,377,278	6.2%	18.5%	$270,739	1.7%	$1,325,144	2.7%	19.4%	$254,556	(0.6)%
200	1,368,736	5.5	17.9	270,786	1.7	1,337,463	3.6	19.0	255,979	(0.1)
100	1,358,816	4.8	17.3	270,200	1.5	1,326,352	2.8	18.4	256,474	0.1
Static	1,296,962	—	16.0	266,176	—	1,290,369	—	17.4	256,181	—
(100)	1,200,987	(7.4)	14.6	265,104	(0.4)	1,220,289	(5.4)	16.1	253,979	(0.9)
Capital Bank was not included in the December 31, 2018 results which accounts for part of the change in interest rate sensitivity along with the reduction in interest rates and prepayment rate expectations.

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
(b) Changes in Internal Control Over Financial Reporting
Management has continued to remediate the underlying causes of the material weaknesses as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than the ongoing efforts for remediation, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$148,327	$120,792
Debt securities available-for-sale, at estimated fair value	123,610	100,717
Debt securities held-to-maturity, net (estimated fair value of $869,167 at June 30, 2019 and $832,815 at December 31, 2018)	863,838	846,810
Equity investments, at estimated fair value	10,002	9,655
Restricted equity investments, at cost	59,425	56,784
Loans receivable, net	5,943,930	5,579,222
Interest and dividends receivable	22,106	19,689
Other real estate owned	865	1,381
Premises and equipment, net	105,853	111,209
Bank Owned Life Insurance	235,162	222,482
Deferred tax asset	66,259	63,377
Assets held for sale	4,198	4,522
Other assets	53,276	24,101
Core deposit intangible	17,614	16,971
Goodwill	374,592	338,442
Total assets	$8,029,057	$7,516,154
Liabilities and Stockholders’ Equity
Deposits	$6,187,487	$5,814,569
Federal Home Loan Bank advances	453,646	449,383
Securities sold under agreements to repurchase with retail customers	62,086	61,760
Other borrowings	96,533	99,530
Advances by borrowers for taxes and insurance	14,817	14,066
Other liabilities	77,193	37,488
Total liabilities	6,891,762	6,476,796
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 51,900,222 shares issued and 51,131,804 and 47,951,168 shares outstanding at June 30, 2019 and December 31, 2018, respectively	518	483
Additional paid-in capital	838,610	757,963
Retained earnings	327,297	305,056
Accumulated other comprehensive loss	(1,643)	(3,450)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(9,252)	(9,857)
Treasury stock, 768,418 and 459,251 shares at June 30, 2019 and December 31, 2018, respectively	(18,235)	(10,837)
Common stock acquired by Deferred Compensation Plan	(90)	(87)
Deferred Compensation Plan Liability	90	87
Total stockholders’ equity	1,137,295	1,039,358
Total liabilities and stockholders’ equity	$8,029,057	$7,516,154

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Interest income:
Loans	$70,917	$63,135	$139,918	$119,732
Mortgage-backed securities	3,946	4,297	7,987	7,982
Debt securities, equity investments and other	3,547	2,646	6,927	5,200
Total interest income	78,410	70,078	154,832	132,914
Interest expense:
Deposits	9,762	5,247	18,401	9,711
Borrowed funds	3,811	3,384	7,206	6,046
Total interest expense	13,573	8,631	25,607	15,757
Net interest income	64,837	61,447	129,225	117,157
Provision for loan losses	356	706	976	2,077
Net interest income after provision for loan losses	64,481	60,741	128,249	115,080
Other income:
Bankcard services revenue	2,679	2,373	4,964	4,292
Trust and asset management revenue	569	595	1,067	1,148
Fees and service charges	4,595	5,140	9,111	9,816
Net gain on sales of loans	7	6	15	623
Net unrealized gain (loss) on equity investments	133	(71)	241	(212)
Net loss from other real estate operations	(121)	(981)	(127)	(1,393)
Income from Bank Owned Life Insurance	1,293	1,335	2,614	2,476
Other	724	486	1,506	1,044
Total other income	9,879	8,883	19,391	17,794
Operating expenses:
Compensation and employee benefits	23,704	23,244	46,118	44,495
Occupancy	4,399	4,572	8,929	9,139
Equipment	1,936	2,034	3,882	3,937
Marketing	1,137	893	2,067	1,454
Federal deposit insurance	802	1,000	1,634	1,930
Data processing	3,684	3,667	7,338	6,843
Check card processing	1,322	1,116	2,760	2,105
Professional fees	1,408	1,397	3,117	2,680
Other operating expense	3,882	3,546	7,251	6,561
Amortization of core deposit intangible	1,015	1,001	2,020	1,834
Branch consolidation expense	6,695	1,719	7,086	1,544
Merger related expenses	931	6,715	5,984	25,200
Total operating expenses	50,915	50,904	98,186	107,722
Income before provision for income taxes	23,445	18,720	49,454	25,152
Provision for income taxes	4,465	3,018	9,301	4,023
Net income	$18,980	$15,702	$40,153	$21,129
Basic earnings per share	$0.37	$0.33	$0.80	$0.46
Diluted earnings per share	$0.37	$0.32	$0.79	$0.45
Average basic shares outstanding	50,687	47,718	50,115	45,805
Average diluted shares outstanding	51,290	48,704	50,728	46,786
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$18,980	$15,702	$40,153	$21,129
Other comprehensive income:
Unrealized gain (loss) on debt securities (net of tax expense of $260 and $434 in 2019, and net of tax benefit of $74 and $159 in 2018, respectively)	915	(272)	1,559	(593)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $85 and $171 in 2019 and net of tax expense of $460 and $518 in 2018, respectively)	123	1,730	248	1,946
Reclassification adjustment for gains included in net income (net of tax expense of $52 and $53 in 2018, respectively)	—	194	—	195
Total other comprehensive income	1,038	1,652	1,807	1,548
Total comprehensive income	$20,018	$17,354	$41,960	$22,677
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended June 30, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at March 31, 2018	$—	$481	$745,480	$268,994	$(5,306)	$(2,189)	$—	$(84)	$84	$1,007,460
Net income	—	—	—	15,702	—	—	—	—	—	15,702
Other comprehensive income, net of tax	—	—	—	—	1,652	—	—	—	—	1,652
Stock awards	—	—	979	—	—	—	—	—	—	979
Acquisition of common stock by ESOP	—	—	—	—	—	(8,400)	—	—	—	(8,400)
Allocation of ESOP stock	—	—	126	—	—	357	—	—	—	483
Cash dividend $0.15 per share	—	—	—	(7,169)	—	—	—	—	—	(7,169)
Exercise of stock options	—	1	5,638	(3,778)	—	—	—	—	—	1,861
Balance at June 30, 2018	$—	$482	$752,223	$273,749	$(3,654)	$(10,232)	$—	$(84)	$84	$1,012,568

Balance at March 31, 2019	$—	$518	$836,546	$316,976	$(2,681)	$(9,554)	$(14,642)	$(89)	$89	$1,127,163
Net income	—	—	—	18,980	—	—	—	—	—	18,980
Other comprehensive income, net of tax	—	—	—	—	1,038	—	—	—	—	1,038
Stock awards	—	—	1,690	—	—	—	—	—	—	1,690
Allocation of ESOP stock	—	—	99	—	—	302	—	—	—	401
Cash dividend $0.17 per share	—	—	—	(8,660)	—	—	—	—	—	(8,660)
Exercise of stock options	—	—	275	1	—	—	—	—	—	276
Purchase 149,860 shares of common stock	—	—	—	—	—	—	(3,593)	—	—	(3,593)
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(1)	1	—
Balance at June 30, 2019	$—	$518	$838,610	$327,297	$(1,643)	$(9,252)	$(18,235)	$(90)	$90	$1,137,295

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Six Months Ended June 30, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2017	$—	$336	$354,377	$271,023	$(5,349)	$(2,479)	$(15,967)	$(84)	$84	$601,941
Net income	—	—	—	21,129	—	—	—	—	—	21,129
Other comprehensive income, net of tax	—	—	—	—	1,548	—	—	—	—	1,548
Stock awards	—	2	1,785	—	—	—	—	—	—	1,787
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—		(147)	147	—	—	—	—	—
Acquisition of common stock by ESOP	—	—	—	—	—	(8,400)	—	—	—	(8,400)
Allocation of ESOP stock	—	—	319	—	—	647	—	—	—	966
Cash dividend $0.30 per share	—	—	—	(14,274)	—	—	—	—	—	(14,274)
Exercise of stock options	—	3	9,094	(3,982)	—	—	202	—	—	5,317
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	—	—	402,554
Balance at June 30, 2018	$—	$482	$752,223	$273,749	$(3,654)	$(10,232)	$—	$(84)	$84	$1,012,568

Balance at December 31, 2018	$—	$483	$757,963	$305,056	$(3,450)	$(9,857)	$(10,837)	$(87)	$87	$1,039,358
Net income	—	—	—	40,153	—	—	—	—	—	40,153
Other comprehensive income, net of tax	—	—	—	—	1,807	—	—	—	—	1,807
Stock awards	—	2	2,600	—	—	—	—	—	—	2,602
Allocation of ESOP stock	—	—	196	—	—	605	—	—	—	801
Cash dividend $0.34 per share	—	—	—	(17,304)	—	—	—	—	—	(17,304)
Exercise of stock options	—	1	1,402	(608)	—	—	—	—	—	795
Purchase 309,167 shares of common stock	—	—	—	—	—	—	(7,398)	—	—	(7,398)
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	—	—	76,481
Balance at June 30, 2019	$—	$518	$838,610	$327,297	$(1,643)	$(9,252)	$(18,235)	$(90)	$90	$1,137,295
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$40,153	$21,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,464	4,583
Allocation of ESOP stock	801	966
Stock awards	2,602	1,787
Net excess tax benefit on stock compensation	(240)	(572)
Amortization of servicing asset	22	72
Net premium amortization in excess of discount accretion on securities	1,638	2,065
Net amortization of deferred costs on borrowings	108	131
Amortization of core deposit intangible	2,020	1,834
Net accretion of purchase accounting adjustments	(7,799)	(8,804)
Net amortization of deferred costs and discounts on loans	348	295
Provision for loan losses	976	2,077
Net (gain) loss on sale and write-down of other real estate owned	(30)	689
Write down of fixed assets held for sale to net realizable value	5,826	786
Net gain on sale of fixed assets	(5)	(27)
Net unrealized (gain) loss on equity securities	(241)	212
Net gain on sales of loans	(15)	(623)
Proceeds from sales of mortgage loans held for sale	912	673
Mortgage loans originated for sale	(897)	(1,342)
Increase in value of Bank Owned Life Insurance	(2,614)	(2,476)
Net loss (gain) on sale of assets held for sale	5	(1,166)
(Increase) decrease in interest and dividends receivable	(829)	206
Deferred tax provision	380	—
(Increase) decrease in other assets	(19,916)	8,092
Increase in other liabilities	31,797	3,622
Total adjustments	19,313	13,080
Net cash provided by operating activities	59,466	34,209
Cash flows from investing activities:
Net decrease in loans receivable	47,377	52,970
Proceeds from sale of under performing loans	2,325	4,294
Purchase of loans receivable	(101,674)	(121,690)
Purchase of debt investment securities available-for-sale	(20,006)	(28,010)
Purchase of debt investment securities held-to-maturity	(3,577)	(4,017)
Purchase of equity investments	(106)	(87)
Proceeds from maturities and calls of debt investment securities available-for-sale	16,624	13,829
Proceeds from maturities and calls of debt investment securities held-to-maturity	13,497	32,245
Principal repayments on debt investment securities held-to-maturity	759	2,133
Principal repayments on debt mortgage-backed securities held-to-maturity	57,788	59,870
Proceeds from Bank Owned Life Insurance	313	2,708
Proceeds from the redemption of restricted equity investments	55,276	51,324
Purchases of restricted equity investments	(57,604)	(81,764)
Proceeds from sales of other real estate owned	1,335	283
Proceeds from sales of assets held for sale	412	4,631
Purchases of premises and equipment	(1,660)	(6,549)
Cash consideration received (paid) for acquisition, net of cash received	59,395	(3,743)
Net cash provided by (used in) investing activities	70,474	(21,573)

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from financing activities:
Decrease in deposits	$(75,767)	$(138,626)
Increase in short-term borrowings	60,326	325,508
Repayments of Federal Home Loan Bank advances	(55,992)	(41,063)
Repayments of other borrowings	(171)	(192)
Increase in advances by borrowers for taxes and insurance	751	6,617
Exercise of stock options	795	5,317
Payment of employee taxes withheld from stock awards	(2,591)	(2,667)
Purchase of treasury stock	(7,398)	—
Acquisition of common stock by ESOP	—	(8,400)
Dividends paid	(17,304)	(14,274)
Net cash (used in) provided by financing activities	(97,351)	132,220
Net increase in cash and due from banks and restricted cash	32,589	144,856
Cash and due from banks and restricted cash at beginning of period	122,328	109,613
Cash and due from banks and restricted cash at end of period	$154,917	$254,469
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$120,792	$109,613
Restricted cash at beginning of period	1,536	—
Cash and due from banks and restricted cash at beginning of period	$122,328	$109,613
Cash and due from banks at end of period	$148,327	$254,469
Restricted cash at end of period	6,590	—
Cash and due from banks and restricted cash at end of period	$154,917	$254,469
Cash paid during the period for:
Interest	$25,544	$16,213
Income taxes	11,266	129
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	419	2,464
Net loan charge-offs	1,418	1,107
Transfer of premises and equipment to assets held-for-sale	1,262	9,225
Transfer of loans receivable to other real estate owned	789	640
Acquisition:
Non-cash assets acquired:
Securities	$103,775	$254,522
Restricted equity investments	313	16,967
Loans	307,703	1,517,346
Premises and equipment	3,389	19,892
Accrued interest receivable	1,390	5,621
Bank Owned Life Insurance	10,460	85,238
Deferred tax asset	3,844	57,943
Other assets	1,405	5,262
Goodwill and other intangible assets, net	38,835	200,369
Total non-cash assets acquired	$471,114	$2,163,160
Liabilities assumed:
Deposits	$449,018	$1,616,073
Borrowings	—	127,747
Other liabilities	5,010	13,042
Total liabilities assumed	$454,028	$1,756,862
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., 975 Holdings, LLC, Hooper Holdings, LLC., TRREO Holdings LLC, Casaba Real Estate Holdings Corporation, Cohensey Bridge, L.L.C., Prosperis Financial, LLC and CBNJ Investments Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts previously reported have been reclassified to conform to the current year’s presentation.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for all of 2019. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Capital Bank of New Jersey Acquisition
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”), which after purchase accounting adjustments added $494.7 million to assets, $307.7 million to loans, and $449.0 million to deposits. Total consideration paid for Capital Bank was $76.8 million, including cash consideration of $353,000. Capital Bank was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Capital Bank, net of total consideration paid (in thousands):

At January 31, 2019
Estimated Fair Value
Total Purchase Price:	$76,834
Assets acquired:
Cash and cash equivalents	$59,748
Securities	103,775
Loans	307,703
Accrued interest receivable	1,390
Bank Owned Life Insurance	10,460
Deferred tax asset	3,844
Other assets	5,107
Core deposit intangible	2,662
Total assets acquired	494,689
Liabilities assumed:
Deposits	(449,018)
Other liabilities	(5,010)
Total liabilities assumed	(454,028)
Net assets acquired	$40,661
Goodwill recorded in the merger	$36,173

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through June 30, 2019. In addition, the table provides unaudited condensed pro forma financial information assuming the Capital Bank acquisition had been completed as of January 1, 2019 for the six months ended June 30, 2019 and as of January 1, 2018 for the six months ended June 30, 2018. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Capital Bank’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands)	Capital Bank Actual from February 1, 2019 to June 30, 2019	Sun Actual from February 1, 2018 to June 30, 2018	Pro forma Six Months Ended June 30, 2019	Pro forma Six Months Ended June 30, 2018
Net interest income	$8,043	$31,056	$130,967	$133,057
Provision for loan losses	175	552	976	2,287
Non-interest income	557	3,747	19,503	19,542
Non-interest expense	9,180	19,270	99,981	130,388
Provision (benefit) for income taxes	(189)	3,146	9,317	4,354
Net income	$(566)	$11,835	$40,196	$15,570
Fully diluted earnings per share			$0.78	$0.30

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding	51,227	48,156	50,666	46,189
Less: Unallocated ESOP shares	(501)	(378)	(509)	(334)
Unallocated incentive award shares and shares held by deferred compensation plan	(39)	(60)	(42)	(50)
Average basic shares outstanding	50,687	47,718	50,115	45,805
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	603	986	613	981
Average diluted shares outstanding	51,290	48,704	50,728	46,786

For both the three and six months ended June 30, 2019 and 2018, antidilutive stock options of 1,083,000 and 464,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity at June 30, 2019, and December 31, 2018, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2019
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$118,747	$1,386	$(204)	$119,929
State and municipal obligations	1,952	1	—	1,953
Corporate debt securities	1,000	—	—	1,000
Mortgage-backed securities - FNMA	723	5	—	728
Total debt securities available-for-sale	$122,422	$1,392	$(204)	$123,610
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$9,979	$—	$(11)	$9,968
State and municipal obligations	146,500	1,147	(311)	147,336
Corporate debt securities	82,231	1,147	(3,755)	79,623
Total investment securities	238,710	2,294	(4,077)	236,927
Mortgage-backed securities:
FHLMC	232,379	1,826	(864)	233,341
FNMA	273,933	2,140	(789)	275,284
GNMA	120,071	723	(521)	120,273
SBA	3,419	—	(77)	3,342
Total mortgage-backed securities	629,802	4,689	(2,251)	632,240
Total debt securities held-to-maturity	$868,512	$6,983	$(6,328)	$869,167
Total debt securities	$990,934	$8,375	$(6,532)	$992,777
At December 31, 2018
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$100,524	$163	$(963)	$99,724
Mortgage-backed securities - FNMA	998	—	(5)	993
Total debt securities available-for-sale	$101,522	$163	$(968)	$100,717
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$14,975	$—	$(130)	$14,845
State and municipal obligations	123,987	67	(1,697)	122,357
Corporate debt securities	66,834	126	(4,984)	61,976
Total investment securities	205,796	193	(6,811)	199,178
Mortgage-backed securities:
FHLMC	237,703	159	(5,110)	232,752
FNMA	277,266	753	(6,030)	271,989
GNMA	127,611	198	(2,360)	125,449
SBA	3,527	—	(80)	3,447
Total mortgage-backed securities	646,107	1,110	(13,580)	633,637
Total debt securities held-to-maturity	$851,903	$1,303	$(20,391)	$832,815
Total debt securities	$953,425	$1,466	$(21,359)	$933,532

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at June 30, 2019, and December 31, 2018, is as follows (in thousands):

	June 30, 2019	December 31, 2018
Amortized cost	$868,512	$851,903
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	8,673	8,254
Carrying value	$863,838	$846,810

There were no realized gains or losses for the three and six months ended June 30, 2019 and there were realized gains of $246,000 and $248,000 on the sale of securities for the three and six months ended June 30, 2018.
The amortized cost and estimated fair value of investment securities at June 30, 2019 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2019, corporate debt securities with an amortized cost of $61.0 million and estimated fair value of $58.2 million were callable prior to the maturity date.

June 30, 2019	Amortized Cost	Estimated Fair Value
Less than one year	$70,039	$69,999
Due after one year through five years	185,985	187,643
Due after five years through ten years	90,088	87,249
Due after ten years	14,297	14,918
	$360,409	$359,809

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $512.1 million and $563.1 million, at June 30, 2019 and December 31, 2018, respectively, including $68.8 million and $74.1 million at June 30, 2019 and December 31, 2018, respectively, pledged as collateral for securities sold under agreements to repurchase.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at June 30, 2019 and December 31, 2018, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At June 30, 2019
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$—	$—	$42,287	$(204)	$42,287	$(204)
Total debt securities available-for-sale	—	—	42,287	(204)	42,287	(204)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	9,968	(11)	9,968	(11)
State and municipal obligations	4,898	(22)	44,556	(289)	49,454	(311)
Corporate debt securities	2,511	(15)	42,298	(3,740)	44,809	(3,755)
Total investment securities	7,409	(37)	96,822	(4,040)	104,231	(4,077)
Mortgage-backed securities:
FHLMC	—	—	73,099	(864)	73,099	(864)
FNMA	2,362	(3)	78,954	(786)	81,316	(789)
GNMA	16,116	(15)	47,920	(506)	64,036	(521)
SBA	—	—	3,342	(77)	3,342	(77)
Total mortgage-backed securities	18,478	(18)	203,315	(2,233)	221,793	(2,251)
Total debt securities held-to-maturity	25,887	(55)	300,137	(6,273)	326,024	(6,328)
Total debt securities	$25,887	$(55)	$342,424	$(6,477)	$368,311	$(6,532)

	At December 31, 2018
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$985	$(3)	$66,438	$(960)	$67,423	$(963)
Mortgage-backed securities - FNMA	993	(5)	—	—	993	(5)
Total debt securities available-for-sale	1,978	(8)	66,438	(960)	68,416	(968)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	14,845	(130)	14,845	(130)
State and municipal obligations	2,856	(4)	106,073	(1,693)	108,929	(1,697)
Corporate debt securities	2,470	(21)	43,059	(4,963)	45,529	(4,984)
Total investment securities	5,326	(25)	163,977	(6,786)	169,303	(6,811)
Mortgage-backed securities:
FHLMC	46,615	(159)	147,763	(4,951)	194,378	(5,110)
FNMA	27,594	(125)	185,328	(5,905)	212,922	(6,030)
GNMA	35,221	(535)	59,468	(1,825)	94,689	(2,360)
SBA	3,447	(80)	—	—	3,447	(80)
Total mortgage-backed securities	112,877	(899)	392,559	(12,681)	505,436	(13,580)
Total debt securities held-to-maturity	118,203	(924)	556,536	(19,467)	674,739	(20,391)
Total debt securities	$120,181	$(932)	$622,974	$(20,427)	$743,155	$(21,359)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At June 30, 2019, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
Chase Capital	$10,000	$9,100	Baa1/BBB-
Wells Fargo Capital	5,000	4,600	A1/BBB
Huntington Capital	5,000	4,425	Baa2/BB+
Keycorp Capital	5,000	4,500	Baa2/BB+
PNC Capital	5,000	4,504	Baa1/BBB-
State Street Capital	5,000	4,591	A3/BBB
SunTrust Capital	5,000	4,563	Not Rated/BB+
Celgene	1,515	1,508	Baa2/BBB+
Southern Company	1,509	1,505	Baa2/BBB+
BB&T	1,508	1,503	A2/A-
AT&T Inc.	1,506	1,499	Baa2/BBB
	$46,038	$42,298

At June 30, 2019, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at June 30, 2019. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at June 30, 2019.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Commercial:
Commercial and industrial	$391,588	$304,994
Commercial real estate – owner occupied	770,730	740,375
Commercial real estate – investor	2,131,762	2,015,210
Total commercial	3,294,080	3,060,579
Consumer:
Residential real estate	2,193,489	2,044,286
Home equity loans and lines	341,869	353,386
Other consumer	109,015	121,561
Total consumer	2,644,373	2,519,233
	5,938,453	5,579,812
Purchased credit impaired (“PCI”) loans	13,432	8,901
Total Loans	5,951,885	5,588,713
Deferred origination costs, net	8,180	7,086
Allowance for loan losses	(16,135)	(16,577)
Total loans, net	$5,943,930	$5,579,222

An analysis of the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$16,705	$16,817	$16,577	$15,721
Provision charged to operations	356	706	976	2,077
Charge-offs	(1,138)	(1,284)	(2,006)	(1,817)
Recoveries	212	452	588	710
Balance at end of period	$16,135	$16,691	$16,135	$16,691

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	$1,647	$3,438	$8,242	$1,965	$367	$1,046	$16,705
Provision (benefit) charged to operations	(34)	(439)	117	729	285	(302)	356
Charge-offs	—	(132)	(65)	(768)	(173)	—	(1,138)
Recoveries	26	1	112	40	33	—	212
Balance at end of period	$1,639	$2,868	$8,406	$1,966	$512	$744	$16,135
For the three months ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$2,251	$2,871	$8,838	$2,138	$507	$212	$16,817
Provision (benefit) charged to operations	(186)	(616)	1,166	8	(15)	349	706
Charge-offs	(13)	(90)	(978)	(157)	(46)	—	(1,284)
Recoveries	28	175	32	137	80	—	452
Balance at end of period	$2,080	$2,340	$9,058	$2,126	$526	$561	$16,691
For the six months ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Provision (benefit) charged to operations	(53)	1,112	(685)	705	175	(278)	976
Charge-offs	—	(522)	(86)	(1,193)	(205)	—	(2,006)
Recoveries	83	1	407	41	56	—	588
Balance at end of period	$1,639	$2,868	$8,406	$1,966	$512	$744	$16,135
For the six months ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Provision (benefit) charged to operations	283	(923)	2,045	501	(15)	186	2,077
Charge-offs	(56)	(90)	(1,101)	(401)	(169)	—	(1,817)
Recoveries	52	178	162	222	96	—	710
Balance at end of period	$2,080	$2,340	$9,058	$2,126	$526	$561	$16,691
June 30, 2019
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$565	$—	$—	$—	$—	$565
Collectively evaluated for impairment	1,639	2,303	8,406	1,966	512	744	15,570
Total ending allowance balance	$1,639	$2,868	$8,406	$1,966	$512	$744	$16,135
Loans:
Loans individually evaluated for impairment	$248	$6,598	$8,169	$10,179	$3,373	$—	$28,567
Loans collectively evaluated for impairment	391,340	764,132	2,123,593	2,183,310	447,511	—	5,909,886
Total ending loan balance	$391,588	$770,730	$2,131,762	$2,193,489	$450,884	$—	$5,938,453

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	2,277	8,770	2,413	486	1,022	16,577
Total ending allowance balance	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Loans:
Loans individually evaluated for impairment	$1,626	$5,395	$9,738	$10,064	$2,974	$—	$29,797
Loans collectively evaluated for impairment	303,368	734,980	2,005,472	2,034,222	471,973	—	5,550,015
Total ending loan balance	$304,994	$740,375	$2,015,210	$2,044,286	$474,947	$—	$5,579,812

A summary of impaired loans at June 30, 2019, and December 31, 2018, is as follows, excluding PCI loans (in thousands):

	June 30, 2019	December 31, 2018
Impaired loans with no allocated allowance for loan losses	$26,674	$29,797
Impaired loans with allocated allowance for loan losses	1,893	—
	$28,567	$29,797
Amount of the allowance for loan losses allocated	$565	$—

The Company defines an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At June 30, 2019, the impaired loan portfolio totaled $28.6 million for which there was a specific allocation in the allowance for loan losses of $565,000. At December 31, 2018, the impaired loan portfolio totaled $29.8 million for which there was no specific allocation in the allowance for loan losses. The average balance of impaired loans for the three and six months ended June 30, 2019 were $31.5 million and $30.9 million, respectively, and for the three and six months ended June 30, 2018 were $38.4 million and $41.3 million, respectively.
At June 30, 2019 and December 31, 2018, impaired loans included troubled debt restructured (“TDR”) loans of $26.1 million and$26.5 million, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The summary of loans individually evaluated for impairment by loan portfolio segment as of June 30, 2019, and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of June 30, 2019
With no related allowance recorded:
Commercial and industrial	$270	$248	$—
Commercial real estate – owner occupied	4,781	4,705	—
Commercial real estate – investor	9,848	8,169	—
Residential real estate	10,551	10,179	—
Consumer	3,711	3,373	—
	$29,161	$26,674	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	1,918	1,893	565
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$1,918	$1,893	$565
As of December 31, 2018
With no related allowance recorded:
Commercial and industrial	$1,750	$1,626	$—
Commercial real estate – owner occupied	5,413	5,395	—
Commercial real estate – investor	12,633	9,738	—
Residential real estate	10,441	10,064	—
Consumer	3,301	2,974	—
	$33,538	$29,797	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$249	$1	$512	$—
Commercial real estate – owner occupied	3,808	80	7,666	36
Commercial real estate – investor	10,882	22	13,177	48
Residential real estate	10,104	140	11,217	112
Consumer	3,270	48	2,682	46
	$28,313	$291	$35,254	$242
With an allowance recorded:
Commercial and industrial	$—	$—	$1,472	$—
Commercial real estate – owner occupied	3,197	—	—	—
Commercial real estate – investor	—	—	1,677	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$3,197	$—	$3,149	$—

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$708	$4	$629	$16
Commercial real estate – owner occupied	4,337	122	10,155	151
Commercial real estate – investor	10,501	158	14,759	202
Residential real estate	10,090	271	11,013	237
Consumer	3,171	94	2,609	83
	$28,807	$649	$39,165	$689
With an allowance recorded:
Commercial and industrial	$—	$—	$981	$—
Commercial real estate – owner occupied	—	—	—	—
Commercial real estate – investor	2,131	36	1,118	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$2,131	$36	$2,099	$—
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of June 30, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	June 30, 2019	December 31, 2018
Commercial and industrial	$207	$1,587
Commercial real estate – owner occupied	4,818	501
Commercial real estate – investor	4,050	5,024
Residential real estate	5,747	7,389
Consumer	2,974	2,914
	$17,796	$17,415

At June 30, 2019, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2019
Commercial and industrial	$1,000	$—	$207	$1,207	$390,381	$391,588
Commercial real estate – owner occupied	2,686	1,978	1,577	6,241	764,489	770,730
Commercial real estate – investor	4,579	530	4,024	9,133	2,122,629	2,131,762
Residential real estate	6,919	2,549	2,367	11,835	2,181,654	2,193,489
Consumer	841	301	2,583	3,725	447,159	450,884
	$16,025	$5,358	$10,758	$32,141	$5,906,312	$5,938,453
December 31, 2018
Commercial and industrial	$—	$—	$—	$—	$304,994	$304,994
Commercial real estate – owner occupied	5,104	236	197	5,537	734,838	740,375
Commercial real estate – investor	3,979	2,503	2,461	8,943	2,006,267	2,015,210
Residential real estate	10,199	4,979	4,451	19,629	2,024,657	2,044,286
Consumer	2,200	955	2,464	5,619	469,328	474,947
	$21,482	$8,673	$9,573	$39,728	$5,540,084	$5,579,812

At June 30, 2019 and December 31, 2018, loans in the amount of $17.8 million and $17.4 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. At June 30, 2019, there were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands) is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2019
Commercial and industrial	$372,954	$4,553	$14,081	$—	$391,588
Commercial real estate – owner occupied	740,212	7,171	23,347	—	770,730
Commercial real estate – investor	2,083,762	31,588	16,412	—	2,131,762
	$3,196,928	$43,312	$53,840	$—	$3,294,080
December 31, 2018
Commercial and industrial	$291,265	$2,777	$10,952	$—	$304,994
Commercial real estate – owner occupied	706,825	3,000	30,550	—	740,375
Commercial real estate – investor	1,966,495	23,727	24,988	—	2,015,210
	$2,964,585	$29,504	$66,490	$—	$3,060,579

For residential and consumer loans, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	Residential	Consumer
June 30, 2019
Performing	$2,187,742	$447,910
Non-performing	5,747	2,974
	$2,193,489	$450,884
December 31, 2018
Performing	$2,036,897	$472,033
Non-performing	7,389	2,914
	$2,044,286	$474,947

The recorded investment in residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, amounted to $1.8 million at June 30, 2019. The amount of foreclosed residential real estate property held by the Company was $112,000 at June 30, 2019.
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at June 30, 2019, and December 31, 2018, were $6.8 million and $3.6 million, respectively, of troubled debt restructurings. At June 30, 2019, and December 31, 2018, the Company had $464,000 and $0, respectively, of specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at June 30, 2019 and December 31, 2018, which totaled $19.3 million and $22.9 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2019 and 2018, and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2019
Troubled Debt Restructurings:
Consumer	4	$442	$462
Residential real estate	2	332	351

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2019
Troubled Debt Restructurings:
Consumer	4	$442	$462
Residential real estate	5	921	972

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended June 30, 2018
Troubled Debt Restructurings:
Commercial and industrial	1	$259	$259
Commercial real estate – investor	1	1,045	1,045

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2018
Troubled Debt Restructurings:
Commercial and industrial	2	$496	$502
Commercial real estate – investor	2	1,224	1,225
Residential real estate	2	257	270

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

 The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Capital Bank at January 31, 2019 (in thousands):

Capital January 31, 2019
Contractually required principal and interest	$6,877
Contractual cash flows not expected to be collected (non-accretable discount)	(769)
Expected cash flows to be collected at acquisition	6,108
Interest component of expected cash flows (accretable yield)	(691)
Fair value of acquired loans	$5,417
The following table summarizes the changes in accretable yield for PCI loans during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$4,193	$3,492	$3,630	$161
Acquisition	—	—	691	3,535
Accretion	(531)	(869)	(1,184)	(1,091)
Reclassification from non-accretable difference	(479)	566	46	584
Ending balance	$3,183	$3,189	$3,183	$3,189

Note 6. Deposits
The major types of deposits at June 30, 2019 and December 31, 2018 were as follows (in thousands):

Type of Account	June 30, 2019	December 31, 2018
Non-interest-bearing	$1,370,167	$1,151,362
Interest-bearing checking	2,342,913	2,350,106
Money market deposit	642,985	569,680
Savings	909,501	877,177
Time deposits	921,921	866,244
Total deposits	$6,187,487	$5,814,569

Included in time deposits at June 30, 2019 and December 31, 2018, is $139.4 million and $124.3 million, respectively, in deposits of $250,000 and over.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Recent Accounting Pronouncements

Accounting Pronouncements Adopted 2019
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

Accounting Pronouncements Not Yet Adopted
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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2019. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2019
Items measured on a recurring basis:
Debt securities available-for-sale	$123,610	$—	$123,610	$—
Equity investments	10,002	10,002	—	—
Interest rate swap asset	6,989	—	6,989	—
Interest rate swap liability	(7,274)	—	(7,274)	—
Items measured on a non-recurring basis:
Other real estate owned	865	—	—	865
Loans measured for impairment based on the fair value of the underlying collateral	9,067	—	—	9,067
December 31, 2018
Items measured on a recurring basis:
Debt securities available-for-sale	$100,717	$—	$100,717	$—
Equity investments	9,655	9,655	—	—
Interest rate swap asset	1,722	—	1,722	—
Interest rate swap liability	(1,813)	—	(1,813)	—
Items measured on a non-recurring basis:
Other real estate owned	1,381	—	—	1,381
Loans measured for impairment based on the fair value of the underlying collateral	11,639	—	—	11,639

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of June 30, 2019 and December 31, 2018 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2019
Financial Assets:
Cash and due from banks	$148,327	$148,327	$—	$—
Debt securities held-to-maturity	863,838	—	859,032	10,135
Restricted equity investments	59,425	—	—	59,425
Loans receivable, net and loans held-for-sale	5,943,930	—	—	5,981,956
Financial Liabilities:
Deposits other than time deposits	5,265,566	—	5,265,566	—
Time deposits	921,921	—	919,780	—
Federal Home Loan Bank advances and other borrowings	550,179	—	560,340	—
Securities sold under agreements to repurchase with retail customers	62,086	62,086	—	—
December 31, 2018
Financial Assets:
Cash and due from banks	$120,792	$120,792	$—	$—
Debt securities held-to-maturity	846,810	—	830,999	1,816
Restricted equity investments	56,784	—	—	56,784
Loans receivable, net and loans held-for-sale	5,579,222	—	—	5,474,306
Financial Liabilities:
Deposits other than time deposits	4,948,325	—	4,948,325	—
Time deposits	866,244	—	853,678	—
Federal Home Loan Bank advances and other borrowings	548,913	—	554,692	—
Securities sold under agreements to repurchase with retail customers	61,760	61,760	—	—

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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized losses of $141,000 and $195,000, respectively, in other income resulting from fair value adjustments for the three and six months ended June 30, 2019, as compared to $0 and $2,000, respectively, during the three and six months ended June 30, 2018, respectively.

The table below presents the notional and fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	June 30, 2019		December 31, 2018
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$120,244	$6,989	$59,305	$1,722
Other liabilities	120,244	7,274	59,305	1,813

Credit risk-related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $8.8 million and $4.1 million at June 30, 2019 and December 31, 2018, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $7.3 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively.
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
The Company’s leases are comprised of real estate property for branches, ATM locations and office space with terms extending through 2050. The majority of the Company’s leases are classified as operating leases, and therefore, were not previously included on the consolidated statements of financial condition. As part of the adoption of Leases (Topic 842), operating lease agreements are required to be recognized on the consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company has one existing finance lease (previously referred to as capital leases), which was acquired in the Sun acquisition and has a lease term through 2029. This lease was previously required to be recorded on the Company’s consolidated statements of financial condition. As such, the adoption of Leases (Topic 842) did not have a material impact on the accounting for this lease.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		June 30, 2019
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$20,402
Finance lease ROU asset	Premises and equipment, net	1,615
Total Lease ROU Asset		$22,017

Lease Liabilities
Operating lease liability	Other liabilities	$20,505
Finance lease liability	Other borrowings	2,044
Total Lease Liability		$22,549

The calculated amount of the ROU assets and lease liabilities are impacted by the lease term and the discount rate used to calculate the present value of the minimum lease payments. Lease agreements often include one or more options to renew the lease at the Company’s discretion. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the ROU asset and lease liability. For the discount rate, Leases (Topic 842) requires the Company to use the rate implicit in the lease, provided the rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate, at lease inception, over a similar term. For operating leases existing prior to January 1, 2019, the Company used the incremental borrowing rate for the remaining lease term as of January 1, 2019. For the finance leases, the Company utilized its incremental borrowing rate at lease inception.

June 30, 2019
Weighted-Average Remaining Lease Term
Operating leases	9.70 years
Finance leases	10.10 years
Weighted-Average Discount Rate
Operating leases	3.43%
Finance leases	5.63%

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Expense
Operating Lease Expense	$999	$1,968
Finance Lease Expense:
Amortization of ROU assets	85	193
Interest on lease liabilities(1)	29	118
Total	$1,113	$2,279

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$931	$1,865
Operating cash flows from finance leases	29	118
Financing cash flows from finance leases	44	171

(1)	Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases
For the Twelve Months Ended June 30,
2020	$295	$3,368
2021	295	3,443
2022	295	3,207
2023	295	2,559
2024	295	1,949
Thereafter	1,502	10,101
Total	$2,977	$24,627
Less: Imputed Interest	(933)	(4,122)
Total Lease Liabilities	$2,044	$20,505

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
Item 1A. Risk Factors
In addition to the risk factors relevant to the Company set forth in Part I, Item 1A, “Risk Factors,” in the 2018 Form 10-K, stockholders and investors of the Company should consider the following risk factor. There were no other material changes to risk factors relevant to the Company’s operations since December 31, 2018
Reforms to and uncertainty regarding LIBOR may adversely affect the business. In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares, of which 986,386 shares are available for repurchase at June 30, 2019 under this stock repurchase program. The Company repurchased 149,860 shares of its common stock during the three month period ended June 30, 2019. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on April 26, 2019.
10.1	Employment Separation Agreement and Release of Claims by and among the Company, the Bank and Joseph R. Iantosca	Incorporated herein by reference from Exhibit to Form 8-K filed on June 7, 2019.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 7, 2019	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	August 7, 2019	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

3.2	Bylaws of OceanFirst Financial Corp.
10.1	Employment Separation Agreement and Release of Claims by and among the Company, the Bank and Joseph R. Iantosca
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.