Form 10-Q
period 2019-09-30
OCEANFIRST FINANCIAL CORP
filed 2019-11-07
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange in which registered
Common stock, $0.01 par value per share	OCFC	NASDAQ
As of November 4, 2019 there were 50,360,164 shares of the Registrant’s Common Stock, par value $.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2019	June 30, 2019	September 30, 2018
SELECTED FINANCIAL CONDITION DATA(1):
Total assets	$8,135,173	$8,029,057	$7,562,589
Loans receivable, net	6,081,938	5,943,930	5,543,959
Deposits	6,220,855	6,187,487	5,854,250
Stockholders’ equity	1,144,528	1,137,295	1,029,844
SELECTED OPERATING DATA:
Net interest income	63,392	64,837	61,504
Provision for loan losses	305	356	907
Other income	11,543	9,879	8,285
Operating expenses	43,357	50,915	39,533
Net income	24,971	18,980	24,071
Diluted earnings per share	0.49	0.37	0.50
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	22.57	22.24	21.29
Tangible stockholders’ equity per common share (2)	14.86	14.57	13.93
Cash dividend per share	0.17	0.17	0.15
Stockholders’ equity to total assets	14.07%	14.16%	13.62%
Tangible stockholders’ equity to total tangible assets (2)	9.73	9.76	9.35
Return on average assets (3) (4)	1.23	0.94	1.26
Return on average stockholders’ equity (3) (4)	8.66	6.73	9.36
Return on average tangible stockholders’ equity (2) (3) (4)	13.18	10.32	14.39
Net interest rate spread	3.32	3.45	3.52
Net interest margin	3.55	3.66	3.67
Operating expenses to average assets (3) (4)	2.13	2.53	2.07
Efficiency ratio (4) (5)	57.86	68.14	56.65
Loan to deposit ratio	97.77	96.06	94.70
ASSET QUALITY:
Non-performing loans	$17,453	$17,796	$19,239
Non-performing assets	17,747	18,661	25,470
Allowance for loan losses as a percent of total loans receivable	0.27%	0.27%	0.30%
Allowance for loan losses as a percent of total non-performing loans	95.32	90.67	87.43
Non-performing loans as a percent of total loans receivable	0.29	0.30	0.35
Non-performing assets as a percent of total assets	0.22	0.23	0.34

(1)	With the exception of end of quarter ratios, all ratios are based on average daily balances.

(2)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(3)	Ratios are annualized.

(4)
Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses, and non-recurring professional fees of $3.2 million, or $2.6 million, net of tax benefit, for the quarter ended September 30, 2019. Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses and compensation expense due to the retirement of an executive officer of $8.9 million, or $7.0 million, net of tax benefit, for the quarter ended June 30, 2019. Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $2.0 million, or $1.6 million, net of tax benefit, for the quarter ended September 30, 2018.

(5)	Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The term “Company” refers to OceanFirst Financial Corp., the Bank and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management, deposit accounts, the sale of investment products, loan originations, loan sales, derivative fee income, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance and regulatory assessments, data processing and general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and the actions of regulatory agencies.
Over the past two years the Company has grown significantly through the acquisitions of Sun Bancorp. Inc. (“Sun”) and Capital Bank of New Jersey (“Capital Bank”). These acquisitions added $2.5 billion in assets and $2.1 billion in deposits.
Highlights of the Company’s financial results and corporate activities for the three months ended September 30, 2019 were as follows:
Loan originations of $482.2 million provided total loan growth of $138.2 million with a solid pipeline of $319.7 million at September 30, 2019. Deposits increased $33.4 million while the cost of deposits was 0.62%, unchanged from the prior linked quarter.
The efficiency ratio improved to 57.9% from 68.1% in the prior linked quarter as the Company begins to realize the cost savings related to the integration of Capital Bank. In addition to the consolidation of three branches in June relating to the Capital Bank acquisition, the Bank consolidated four more branches in the third quarter, bringing the total number of branches consolidated to 40 over the past three years.
Net income for the three months ended September 30, 2019, was $25.0 million, or $0.49 per diluted share, as compared to $24.1 million, or $0.50 per diluted share, for the corresponding prior year period. Net income for the nine months ended September 30, 2019, was $65.1 million, or $1.28 per diluted share, as compared to $45.2 million, or $0.95 per diluted share, for the corresponding prior year period. Net income for the three months ended September 30, 2019 included merger related expenses, branch consolidation expenses, and non-recurring professional fees which decreased net income, net of tax benefit, by $2.6 million. Net income for the nine months ended September 30, 2019 included merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer, which decreased net income, net of tax benefit, by $14.0 million. Net income for the three and nine months ended September 30, 2018 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $1.6 million and $22.9 million, respectively. Excluding these items, net income for the three and nine months ended September 30, 2019 increased over the same prior year periods, primarily due to the acquisition of Capital Bank.
The Company remains well-capitalized with a tangible common equity to tangible assets ratio of 9.73% at September 30, 2019.
The Company declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended September 30, 2019, of $0.17 per share will be paid on November 15, 2019 to stockholders of record on November 4, 2019.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2019 and September 30, 2018. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$40,932	$264	2.56%	$37,354	$172	1.83%
Securities (1)	1,039,560	6,908	2.64	1,080,784	6,713	2.46
Loans receivable, net (2)
Commercial	3,350,868	42,104	4.99	3,101,665	38,726	4.95
Residential	2,225,837	21,527	3.87	2,027,880	20,438	4.03
Home Equity	335,691	4,678	5.53	361,127	4,628	5.08
Other	104,310	1,406	5.35	52,764	705	5.30
Allowance for loan loss net of deferred loan fees	(8,381)	—	—	(9,350)	—	—
Loans Receivable, net	6,008,325	69,715	4.60	5,534,086	64,497	4.62
Total interest-earning assets	7,088,817	76,887	4.30	6,652,224	71,382	4.26
Non-interest-earning assets	984,421			916,406
Total assets	$8,073,238			$7,568,630
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,467,879	4,311	0.69%	$2,300,270	2,313	0.40%
Money market	597,896	1,208	0.80	578,446	680	0.47
Savings	905,605	300	0.13	896,682	265	0.12
Time deposits	920,032	3,998	1.72	864,264	2,541	1.17
Total	4,891,412	9,817	0.80	4,639,662	5,799	0.50
FHLB Advances	394,124	2,208	2.22	475,536	2,542	2.12
Securities sold under agreements to repurchase	62,296	73	0.46	61,336	41	0.27
Other borrowings	96,578	1,397	5.74	99,438	1,496	5.97
Total interest-bearing liabilities	5,444,410	13,495	0.98	5,275,972	9,878	0.74
Non-interest-bearing deposits	1,396,259			1,210,650
Non-interest-bearing liabilities	88,868			61,272
Total liabilities	6,929,537			6,547,894
Stockholders’ equity	1,143,701			1,020,736
Total liabilities and equity	$8,073,238			$7,568,630
Net interest income		$63,392			$61,504
Net interest rate spread (3)			3.32%			3.52%
Net interest margin (4)			3.55%			3.67%
Total cost of deposits (including non-interest-bearing deposits)			0.62%			0.39%

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$62,543	$1,103	2.36%	$48,562	$660	1.82%
Securities (1)	1,062,366	20,983	2.64	1,085,725	19,407	2.39
Loans receivable, net (2)
Commercial	3,291,189	126,091	5.12	2,995,847	110,920	4.95
Residential	2,169,611	65,260	4.01	1,941,594	59,117	4.06
Home Equity	345,294	14,041	5.44	357,490	13,335	4.99
Other	112,162	4,241	5.06	20,796	857	5.51
Allowance for loan loss net of deferred loan fees	(9,200)	—	—	(10,233)	—	—
Loans Receivable, net	5,909,056	209,633	4.74	5,305,494	184,229	4.64
Total interest-earning assets	7,033,965	231,719	4.40	6,439,781	204,296	4.24
Non-interest-earning assets	960,709			877,642
Total assets	$7,994,674			$7,317,423
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,501,660	12,343	0.66%	$2,313,012	6,099	0.35%
Money market	610,153	3,676	0.81	567,575	1,924	0.45
Savings	908,457	887	0.13	876,695	727	0.11
Time deposits	928,903	11,312	1.63	862,555	6,760	1.05
Total	4,949,173	28,218	0.76	4,619,837	15,510	0.45
FHLB Advances	379,786	6,367	2.24	391,956	5,954	2.03
Securities sold under agreements to repurchase	63,267	192	0.41	68,173	125	0.25
Other borrowings	98,562	4,325	5.87	93,046	4,046	5.81
Total interest-bearing liabilities	5,490,788	39,102	0.95	5,173,012	25,635	0.66
Non-interest-bearing deposits	1,303,447			1,121,695
Non-interest-bearing liabilities	75,988			55,881
Total liabilities	6,870,223			6,350,588
Stockholders equity	1,124,451			966,835
Total liabilities and equity	$7,994,674			$7,317,423
Net interest income		$192,617			$178,661
Net interest rate spread (3)			3.45%			3.58%
Net interest margin (4)			3.66%			3.71%
Total cost of deposits (including non-interest-bearing deposits)			0.60%			0.36%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018
Total assets increased by $619.0 million, to $8.135 billion at September 30, 2019, from $7.516 billion at December 31, 2018, primarily as a result of the acquisition of Capital Bank, which added $494.7 million to total assets. Loans receivable, net, increased by $502.7 million, to $6.082 billion at September 30, 2019, from $5.579 billion at December 31, 2018, due to acquired loans of $307.8 million. As part of the acquisition of Capital Bank, the Company’s goodwill balance increased to $374.5 million at September 30, 2019, from $338.4 million at December 31, 2018. The core deposit intangible decreased to $16.6 million, from $17.0 million at December 31, 2018 due to amortization of core deposit intangible, partially offset by the increase from the acquisition of Capital Bank.
Deposits increased by $406.3 million, to $6.221 billion at September 30, 2019, from $5.815 billion at December 31, 2018, primarily due to acquired deposits of $449.0 million. The loan-to-deposit ratio at September 30, 2019 was 97.8%, as compared to 96.0% at December 31, 2018.
Included in other assets and other liabilities is $19.6 million and $19.8 million, respectively, related to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

Stockholders’ equity increased to $1.145 billion at September 30, 2019, as compared to $1.039 billion at December 31, 2018. The acquisition of Capital added $76.4 million to stockholders’ equity. At September 30, 2019, there were 508,986 shares available for repurchase under the Company’s stock repurchase program. For the nine months ended September 30, 2019, the Company repurchased 786,567 shares under the repurchase program at a weighted average cost of $22.95. Tangible stockholders’ equity per common share increased to $14.86 at September 30, 2019, as compared to $14.26 at December 31, 2018.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2019 and September 30, 2018
General
On January 31, 2018, the Company completed its acquisition of Sun and its results of operations are included in the consolidated results for the three and nine months ended September 30, 2019, but are excluded from the results of operations for the period from January 1, 2018 to January 31, 2018.
On January 31, 2019, the Company completed its acquisition of Capital Bank and its results of operations from February 1, 2019 through September 30, 2019 are included in the consolidated results for the three months and nine months ended September 30, 2019, but are not included in the results of operations for the corresponding prior year periods.
Net income for the three months ended September 30, 2019, was $25.0 million, or $0.49 per diluted share, as compared to $24.1 million, or $0.50 per diluted share, for the corresponding prior year period. Net income for the nine months ended September 30, 2019, was $65.1 million, or $1.28 per diluted share, as compared to $45.2 million, or $0.95 per diluted share, for the corresponding prior year period. Net income for the three months ended September 30, 2019 included merger related expenses, branch consolidation expenses, and non-recurring professional fees which decreased net income, net of tax benefit, by $2.6 million. Net income for the nine months ended September 30, 2019 included merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer, which decreased net income, net of tax benefit, by $14.0 million. Net income for the three and nine months ended September 30, 2018 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $1.6 million and $22.9 million, respectively. Excluding these items, net income for the three and nine months ended September 30, 2019 increased over the same prior year periods, primarily due to the acquisition of Capital Bank.
Interest Income
Interest income for the three and nine months ended September 30, 2019 increased to $76.9 million and $231.7 million, respectively, as compared to $71.4 million and $204.3 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased by $436.6 million and $594.2 million, respectively, for the three and nine months ended September 30, 2019 as compared to the same prior year periods. The averages for the three and nine months ended September 30, 2019, were favorably impacted by $363.1 million and $346.0 million, respectively, of interest-earning assets acquired from Capital Bank. Average loans receivable, net, increased by $474.2 million and $603.6 million for the three and nine months ended September 30, 2019, respectively, as compared to the same prior year periods. The increases attributable to the acquisition of Capital Bank were $269.6 million and $251.8 million, respectively. For the three and nine months ended September 30, 2019, the yield on average interest-earning assets increased to 4.30% and 4.40%, respectively, from 4.26% and 4.24%, respectively, in the corresponding prior year periods.

Interest Expense
Interest expense for the three and nine months ended September 30, 2019 was $13.5 million and $39.1 million, respectively, as compared to $9.9 million and $25.6 million, respectively, in the corresponding prior year periods. Average interest-bearing liabilities increased $168.4 million and $317.8 million for the three and nine months ended September 30, 2019, respectively, as compared to the same prior year periods. For the three and nine months ended September 30, 2019, the cost of average interest-bearing liabilities increased to 0.98% and 0.95%, respectively, from 0.74% and 0.66%, respectively, in the corresponding prior year periods. The total cost of deposits (including non-interest bearing deposits) was 0.62% and 0.60% for the three and nine months ended September 30, 2019, respectively, as compared to 0.39% and 0.36%, respectively, in the same prior year periods.
Net Interest Income
Net interest income for the three and nine months ended September 30, 2019, increased to $63.4 million and $192.6 million, respectively, as compared to $61.5 million and $178.7 million, respectively, for the same prior year periods, reflecting an increase in interest-earning assets. The net interest margin for the three and nine months ended September 30, 2019 decreased to 3.55% and 3.66%, respectively, from 3.67% and 3.71%, respectively, for the same prior year periods.
Provision for Loan Losses
For the three and nine months ended September 30, 2019, the provision for loan losses was $305,000 and $1.3 million, respectively, as compared to $907,000 and $3.0 million, respectively, for the corresponding prior year periods. Net loan recoveries were $196,000 and net loan charge-offs were $1.2 million for the three and nine months ended September 30, 2019, respectively, as compared to net loan charge-offs of $777,000 and $1.9 million, respectively, in the corresponding prior year periods. Non-performing loans totaled $17.5 million at September 30, 2019, as compared to $19.2 million at September 30, 2018.
Other Income
For the three and nine months ended September 30, 2019, other income increased to $11.5 million and $30.9 million, respectively, as compared to $8.3 million and $26.1 million, respectively, for the corresponding prior year periods. The increases were partly due to the impact of the Capital Bank acquisition, which added $435,000 and $991,000 to other income for the three and nine months ended September 30, 2019, respectively, as compared to the same prior year periods. Excluding the Capital Bank acquisition, the increase in other income for the three months ended September 30, 2019 was primarily due to a decrease in the loss from real estate operations of $1.5 million and an increase in derivative fee income of $1.5 million, as compared to the three months ended September 30, 2018. Excluding the Capital Bank acquisition, the increase in other income for the nine months ended September 30, 2019 was primarily due to a decrease in the loss from real estate operations of $2.7 million, an increase in derivative fee income of $2.5 million, and an increase in bankcard services of $679,000, partially offset by decreases in fees and service charges of $1.3 million, and rental income of $820,000 received primarily for January and February 2018 on the Company’s executive office.
Operating Expenses
Operating expenses increased to $43.4 million and decreased to $141.5 million for the three and nine months ended September 30, 2019, respectively, as compared to $39.5 million and $147.3 million, respectively, in the same prior year periods. Operating expenses for the three months ended September 30, 2019 included $3.2 million of merger related expenses, branch consolidation expenses, and non-recurring professional fees. Operating expenses for the nine months ended September 30, 2019 included $17.5 million of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer, as compared to $2.0 million and $28.8 million, respectively, of merger related and branch consolidation expenses, in the same prior year periods. Excluding the impact of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer, the change in operating expenses over the prior year was due to the Capital Bank acquisition, which added $1.2 million and $4.5 million for the three and nine months ended September 30, 2019, respectively. Excluding the Capital Bank acquisition, the increase in operating expenses for the three months ended September 30, 2019 over the prior year period was primarily due to increases in check card processing of $803,000, professional fees of $759,000, and compensation and employee benefits expense of $550,000, partially offset by decreases in Federal Deposit Insurance Company (“FDIC”) expense of $643,000, primarily as a result of assessment credits awarded by the FDIC to banks with consolidated assets less than $10 billion, and marketing expenses of $459,000. Excluding the Capital Bank acquisition, the remaining increase in operating expenses, for the nine months ended September 30, 2019 from the prior year period, was primarily due to increases in check card processing of $1.4 million, professional fees of $1.1 million, and other operating expenses of $976,000, partially offset by decreases in compensation and employee benefits expense of $1.3 million, and FDIC expense of $1.0 million.

Provision for Income Taxes
The provision for income taxes was $6.3 million and $15.6 million for the three and nine months ended September 30, 2019, respectively, as compared to $5.3 million and $9.3 million, respectively, for the same prior year periods. The effective tax rate was 20.2% and 19.3% for the three and nine months ended September 30, 2019, respectively, as compared to 18.0% and 17.1%, respectively, for the same prior year periods. The lower effective tax rates in the prior year periods were primarily due to larger tax benefits from employee stock option exercises and an increase in state taxes due to revisions in the New Jersey tax code.
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
At September 30, 2019, the Company had $278.0 million of outstanding overnight borrowings from the FHLB, as compared to $174.0 million at December 31, 2018. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $512.1 million and $449.4 million, at September 30, 2019 and December 31, 2018, respectively.
The Company’s cash needs for the nine months ended September 30, 2019 were primarily satisfied by principal payments on mortgage-backed securities, proceeds from maturities and calls of debt securities, increased borrowings and acquired cash from Capital Bank. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of debt securities, and to fund deposit outflows. The Company’s cash needs for the nine months ended September 30, 2018 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of debt securities, and increased borrowings. The cash was principally utilized for the purchase of loans receivable, loan originations, the purchase of securities, and to fund deposit outflows.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At September 30, 2019, outstanding undrawn lines of credit totaled $809.9 million and outstanding commitments to originate loans totaled $319.7 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $463.9 million at September 30, 2019. As needed, management is opportunistic about renewing these time deposits.
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
Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. For the quarter ended September 30, 2019, the Company repurchased 477,400 shares of common stock and did not repurchase any shares of common stock for the quarter ended September 30, 2018. At September 30, 2019, there were 508,986 shares available to be repurchased under the stock repurchase program authorized in April of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	—	—	—	986,386
August 1, 2019 through August 31, 2019	149,400	21.08	149,400	836,986
September 1, 2019 through September 30, 2019	328,000	22.88	328,000	508,986

Cash dividends on common stock declared and paid during the first nine months of 2019 were $25.9 million, as compared to $21.4 million in the same prior year period. The increase in dividends was a result of an increase in the dividend rate and the additional shares issued in the acquisition of Capital Bank. On October 24, 2019, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend is payable on November 15, 2019 to stockholders of record at the close of business on November 4, 2019.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the nine months ended September 30, 2019, the Company received a dividend payment of $36.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. At September 30, 2019, OceanFirst Financial Corp. held $5.8 million in cash.
As of September 30, 2019 and December 31, 2018, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2019	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$790,641	10.35%	$305,516	4.000%		$381,895	5.00%
Common equity Tier 1 (to risk-weighted assets)	790,641	13.47	410,983	7.000	(1)	381,627	6.50
Tier 1 capital (to risk-weighted assets)	790,641	13.47	499,051	8.500	(1)	469,695	8.00
Total capital (to risk-weighted assets)	808,656	13.77	616,475	10.500	(1)	587,119	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$777,649	10.16%	$306,042	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	715,113	12.18	411,093	7.000	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	777,649	13.24	499,184	8.500	(1)	N/A	N/A
Total capital (to risk-weighted assets)	830,664	14.14	616,640	10.500	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2018	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$712,900	10.01%	$284,772	4.000%		$355,965	5.00%
Common equity Tier 1 (to risk-weighted assets)	712,900	13.39	339,513	6.375	(2)	346,170	6.50
Tier 1 capital (to risk-weighted assets)	712,900	13.39	419,398	7.875	(2)	426,056	8.00
Total capital (to risk-weighted assets)	730,484	13.72	525,912	9.875	(2)	532,570	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$709,972	9.96%	$285,199	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	647,773	12.15	339,791	6.375	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	709,972	13.32	419,742	7.875	(2)	N/A	N/A
Total capital (to risk-weighted assets)	762,556	14.31	526,343	9.875	(2)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 2.500%.

(2)	Includes the Capital Conservation Buffer of 1.875%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.

At September 30, 2019, the Company maintained tangible common equity of $753.4 million, for a tangible common equity to assets ratio of 9.73%. At December 31, 2018, the Company maintained tangible common equity of $683.9 million, for a tangible common equity to assets ratio of 9.55%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At September 30, 2019 and December 31, 2018, the reserve for repurchased loans and loss sharing obligations amounted to $1.2 million and $1.3 million, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2019 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$673,883	$452,463	$78,899	$44,307	$98,214
Commitments to Fund Undrawn Lines of Credit
Commercial	481,467	481,467	—	—	—
Consumer/Construction	328,419	328,419	—	—	—
Commitments to Originate Loans	319,738	319,738	—	—	—
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

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$207	$1,587
Commercial real estate – owner occupied	4,537	501
Commercial real estate – investor	4,073	5,024
Residential mortgage	5,953	7,389
Home equity loans and lines	2,683	2,914
Total non-performing loans	17,453	17,415
Other real estate owned	294	1,381
Total non-performing assets	$17,747	$18,796
Purchased credit impaired loans (“PCI”)	$13,281	$8,901
Delinquent loans 30-89 days	$19,905	$25,686
Allowance for loan losses as a percent of total loans receivable	0.27%	0.30%
Allowance for loan losses as a percent of total non-performing loans	95.32	95.19
Non-performing loans as a percent of total loans receivable	0.29	0.31
Non-performing assets as a percent of total assets	0.22	0.25

The Company’s non-performing loans totaled $17.5 million at September 30, 2019, as compared to $17.4 million at December 31, 2018. Included in the non-performing loans total was $6.2 million and $3.6 million of troubled debt restructured (“TDR”) loans at September 30, 2019 and December 31, 2018, respectively. Non-performing loans do not include $13.3 million and $8.9 million of acquired PCI loans at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the allowance for loan losses totaled $16.6 million, or 0.27% of total loans, as compared to $16.6 million, or 0.30% of total loans at December 31, 2018. These ratios exclude existing fair value credit marks on acquired loans of $32.8 million and $31.6 million at September 30, 2019 and December 31, 2018, respectively. These loans were acquired at fair value with no related allowances for loan losses.
The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	September 30, 2019	December 31, 2018
Special Mention	$61,059	$35,797
Substandard	56,828	74,824
The increase in special mention loans is primarily due to the addition of one commercial loan relationship and the re-grading of the Capital Bank loan portfolio using the Bank’s risk rating scale. Subsequent to quarter end, the commercial loan relationship improved and has been reclassified from special mention to pass. The classification downgrades relating to Capital Bank are consistent with the Company’s due diligence findings prior to the acquisition and reflective of the credit mark at the time of acquisition. The decrease in substandard loans is primarily due to the payoff of four commercial loan relationships.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2019, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2019, the Company’s one-year gap was positive 5.24% as compared to positive 4.89% at December 31, 2018. These results were within the approved policy guidelines.

At September 30, 2019	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$18,828	$735	$2,695	$—	$—	$22,258
Debt investment securities	66,489	55,085	124,151	66,482	38,933	351,140
Debt mortgage-backed securities	67,847	87,245	197,862	116,432	129,092	598,478
Equity investments	—	—	—	—	10,145	10,145
Restricted equity investments	—	—	—	—	62,095	62,095
Loans receivable (2)	1,145,393	1,014,271	1,583,202	1,002,234	1,345,143	6,090,243
Total interest-earning assets	1,298,557	1,157,336	1,907,910	1,185,148	1,585,408	7,134,359
Interest-bearing liabilities:
Interest-bearing checking accounts	790,183	128,608	290,475	229,002	962,063	2,400,331
Money market deposit accounts	15,321	43,712	101,624	83,071	349,729	593,457
Savings accounts	39,829	75,514	170,596	133,615	481,614	901,168
Time deposits	112,630	351,037	389,950	65,083	1,005	919,705
FHLB advances	308,000	79,677	79,502	44,970	—	512,149
Securities sold under agreements to repurchase and other borrowings	137,286	—	—	—	24,448	161,734
Total interest-bearing liabilities	1,403,249	678,548	1,032,147	555,741	1,818,859	5,488,544
Interest sensitivity gap (3)	$(104,692)	$478,788	$875,763	$629,407	$(233,451)	$1,645,815
Cumulative interest sensitivity gap	$(104,692)	$374,096	$1,249,859	$1,879,266	$1,645,815	$1,645,815
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(1.47)%	5.24%	17.52%	26.34%	23.07%	23.07%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2019 and December 31, 2018. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2018 Form 10-K.

	September 30, 2019					December 31, 2018
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,245,391	6.5%	16.6%	$261,087	(0.2)%	$1,325,144	2.7%	19.4%	$254,556	(0.6)%
200	1,244,019	6.4	16.1	261,988	0.1	1,337,463	3.6	19.0	255,979	(0.1)
100	1,220,568	4.4	15.4	262,271	0.2	1,326,352	2.8	18.4	256,474	0.1
Static	1,169,422	—	14.3	261,687	—	1,290,369	—	17.4	256,181	—
(100)	1,064,821	(8.9)	12.7	259,247	(0.9)	1,220,289	(5.4)	16.1	253,979	(0.9)
Capital Bank was not included in the December 31, 2018 results which accounts for part of the change in interest rate sensitivity along with the reduction in market interest rates.

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
(b) Changes in Internal Control Over Financial Reporting
Management has continued to remediate the underlying causes of the material weaknesses as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than the ongoing efforts for remediation, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$140,901	$120,792
Debt securities available-for-sale, at estimated fair value	127,308	100,717
Debt securities held-to-maturity, net (estimated fair value of $826,964 at September 30, 2019 and $832,815 at December 31, 2018)	819,253	846,810
Equity investments, at estimated fair value	10,145	9,655
Restricted equity investments, at cost	62,095	56,784
Loans receivable, net	6,081,938	5,579,222
Mortgage loans held-for-sale	110	—
Interest and dividends receivable	21,739	19,689
Other real estate owned	294	1,381
Premises and equipment, net	103,721	111,209
Bank Owned Life Insurance	236,190	222,482
Deferred tax asset	66,148	63,377
Assets held for sale	5,156	4,522
Other assets	69,033	24,101
Core deposit intangible	16,605	16,971
Goodwill	374,537	338,442
Total assets	$8,135,173	$7,516,154
Liabilities and Stockholders’ Equity
Deposits	$6,220,855	$5,814,569
Federal Home Loan Bank advances	512,149	449,383
Securities sold under agreements to repurchase with retail customers	65,067	61,760
Other borrowings	96,667	99,530
Advances by borrowers for taxes and insurance	16,230	14,066
Other liabilities	79,677	37,488
Total liabilities	6,990,645	6,476,796
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 51,946,404 shares issued and 50,700,586 and 47,951,168 shares outstanding at September 30, 2019 and December 31, 2018, respectively	519	483
Additional paid-in capital	839,576	757,963
Retained earnings	343,629	305,056
Accumulated other comprehensive loss	(1,355)	(3,450)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(8,950)	(9,857)
Treasury stock, 1,245,818 and 459,251 shares at September 30, 2019 and December 31, 2018, respectively	(28,891)	(10,837)
Common stock acquired by Deferred Compensation Plan	(91)	(87)
Deferred Compensation Plan Liability	91	87
Total stockholders’ equity	1,144,528	1,039,358
Total liabilities and stockholders’ equity	$8,135,173	$7,516,154

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Interest income:
Loans	$69,715	$64,497	$209,633	$184,229
Mortgage-backed securities	3,761	4,105	11,748	12,087
Debt securities, equity investments and other	3,411	2,780	10,338	7,980
Total interest income	76,887	71,382	231,719	204,296
Interest expense:
Deposits	9,817	5,799	28,218	15,510
Borrowed funds	3,678	4,079	10,884	10,125
Total interest expense	13,495	9,878	39,102	25,635
Net interest income	63,392	61,504	192,617	178,661
Provision for loan losses	305	907	1,281	2,984
Net interest income after provision for loan losses	63,087	60,597	191,336	175,677
Other income:
Bankcard services revenue	2,658	2,425	7,622	6,717
Trust and asset management revenue	557	573	1,624	1,721
Fees and service charges	4,679	4,735	13,790	14,551
Net gain on sales of loans	—	31	15	654
Net unrealized gain (loss) on equity investments	89	(70)	330	(282)
Net loss from other real estate operations	(108)	(1,582)	(235)	(2,975)
Income from Bank Owned Life Insurance	1,431	1,337	4,045	3,813
Other	2,237	836	3,743	1,880
Total other income	11,543	8,285	30,934	26,079
Operating expenses:
Compensation and employee benefits	21,276	19,694	67,394	64,189
Occupancy	4,159	4,443	13,088	13,582
Equipment	2,062	2,067	5,944	6,004
Marketing	562	1,021	2,629	2,475
Federal deposit insurance and regulatory assessments	297	927	1,931	2,857
Data processing	3,398	3,125	10,736	9,968
Check card processing	1,639	799	4,399	2,904
Professional fees	2,580	1,066	5,697	3,746
Other operating expense	3,902	3,366	11,153	9,928
Amortization of core deposit intangible	1,009	995	3,029	2,828
Branch consolidation expense	1,696	1,368	8,782	2,911
Merger related expenses	777	662	6,761	25,863
Total operating expenses	43,357	39,533	141,543	147,255
Income before provision for income taxes	31,273	29,349	80,727	54,501
Provision for income taxes	6,302	5,278	15,603	9,301
Net income	$24,971	$24,071	$65,124	$45,200
Basic earnings per share	$0.50	$0.50	$1.30	$0.97
Diluted earnings per share	$0.49	$0.50	$1.28	$0.95
Average basic shares outstanding	50,491	47,685	50,242	46,451
Average diluted shares outstanding	50,966	48,572	50,830	47,403
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$24,971	$24,071	$65,124	$45,200
Other comprehensive income:
Unrealized gain (loss) on debt securities (net of tax expense of $55 and $489 in 2019, and net of tax benefit of $46 and $207 in 2018, respectively)	164	(179)	1,723	(772)
Accretion of unrealized loss (gain) on debt securities reclassified to held-to-maturity (net of tax expense of $86 and $257 in 2019 and net of tax expense of $336 and $854 in 2018, respectively)	124	(110)	372	1,836
Reclassification adjustment for gains included in net income (net of tax expense of $53 in 2018)	—	—	—	195
Total other comprehensive income	288	(289)	2,095	1,259
Total comprehensive income	$25,259	$23,782	$67,219	$46,459
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended September 30, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at June 30, 2018	$—	$482	$752,223	$273,749	$(3,654)	$(10,232)	$—	$(84)	$84	$1,012,568
Net income	—	—	—	24,071	—	—	—	—	—	24,071
Other comprehensive income, net of tax	—	—	—	—	(289)	—	—	—	—	(289)
Stock awards	—	—	743	—	—	—	—	—	—	743
Allocation of ESOP Stock	—	—	163	—	—	120	—	—	—	283
Cash dividend $0.15 per share	—	—	—	(7,151)	—	—	—	—	—	(7,151)
Exercise of stock options	—	1	3,825	(4,207)	—	—	—	—	—	(381)
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—
Balance at September 30, 2018	$—	$483	$756,954	$286,462	$(3,943)	$(10,112)	$—	$(87)	$87	$1,029,844

Balance at June 30, 2019	$—	$518	$838,610	$327,297	$(1,643)	$(9,252)	$(18,235)	$(90)	$90	$1,137,295
Net income	—	—	—	24,971	—	—	—	—	—	24,971
Other comprehensive income, net of tax	—	—	—	—	288	—	—	—	—	288
Stock awards	—	—	538	—	—	—	—	—	—	538
Allocation of ESOP stock	—	—	79	—	—	302	—	—	—	381
Cash dividend $0.17 per share	—	—	—	(8,639)	—	—	—	—	—	(8,639)
Exercise of stock options	—	1	349	—	—	—	—	—	—	350
Purchase 477,400 shares of common stock	—	—	—	—	—	—	(10,656)	—	—	(10,656)
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(1)	1	—
Balance at September 30, 2019	$—	$519	$839,576	$343,629	$(1,355)	$(8,950)	$(28,891)	$(91)	$91	$1,144,528

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2017	$—	$336	$354,377	$271,023	$(5,349)	$(2,479)	$(15,967)	$(84)	$84	$601,941
Net income	—	—	—	45,200	—	—	—	—	—	45,200
Other comprehensive income, net of tax	—	—	—	—	1,259	—	—	—	—	1,259
Stock awards	—	2	2,528	—	—	—	—	—	—	2,530
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	—	(147)	147	—	—	—	—	—
Acquisition of common stock by ESOP	—	—	—	—	—	(8,400)	—	—	—	(8,400)
Allocation of ESOP stock	—	—	482	—	—	767	—	—	—	1,249
Cash dividend $0.45 per share	—	—	—	(21,425)	—	—	—	—	—	(21,425)
Exercise of stock options	—	4	12,919	(8,189)	—	—	202	—	—	4,936
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	—	—	402,554
Sale of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—
Balance at September 30, 2018	$—	$483	$756,954	$286,462	$(3,943)	$(10,112)	$—	$(87)	$87	$1,029,844

Balance at December 31, 2018	$—	$483	$757,963	$305,056	$(3,450)	$(9,857)	$(10,837)	$(87)	$87	$1,039,358
Net income	—	—	—	65,124	—	—	—	—	—	65,124
Other comprehensive income, net of tax	—	—	—	—	2,095	—	—	—	—	2,095
Stock awards	—	2	3,138	—	—	—	—	—	—	3,140
Allocation of ESOP stock	—	—	275	—	—	907	—	—	—	1,182
Cash dividend $0.51 per share	—	—	—	(25,943)	—	—	—	—	—	(25,943)
Exercise of stock options	—	2	1,751	(608)	—	—	—	—	—	1,145
Purchase 786,567 shares of common stock	—	—	—	—	—	—	(18,054)	—	—	(18,054)
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(4)	4	—
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	—	—	76,481
Balance at September 30, 2019	$—	$519	$839,576	$343,629	$(1,355)	$(8,950)	$(28,891)	$(91)	$91	$1,144,528
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$65,124	$45,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,448	6,581
Allocation of ESOP stock	1,182	1,249
Stock awards	3,140	2,530
Net excess tax benefit on stock compensation	(243)	(722)
Amortization of servicing asset	33	86
Net premium amortization in excess of discount accretion on securities	2,387	2,988
Net amortization of deferred costs on borrowings	161	196
Amortization of core deposit intangible	3,029	2,828
Net accretion of purchase accounting adjustments	(10,588)	(12,807)
Net amortization of deferred costs and discounts on loans	1,028	493
Provision for loan losses	1,281	2,984
Net loss on sale and write-down of other real estate owned	20	1,949
Write down of fixed assets held for sale to net realizable value	7,289	3,744
Net gain on sale of fixed assets	(27)	(26)
Net unrealized (gain) loss on equity securities	(330)	282
Net gain on sales of loans	(15)	(654)
Proceeds from sales of mortgage loans held for sale	912	2,053
Mortgage loans originated for sale	(1,007)	(2,503)
Increase in value of Bank Owned Life Insurance	(4,045)	(3,813)
Net loss (gain) on sale of assets held for sale	5	(1,166)
Increase in interest and dividends receivable	(462)	(947)
Deferred tax provision	336	—
(Increase) decrease in other assets	(27,786)	13,452
Increase (decrease) in other liabilities	34,110	(1,744)
Total adjustments	16,858	17,033
Net cash provided by operating activities	81,982	62,233
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(92,658)	85,935
Proceeds from sale of under performing loans	5,901	8,724
Purchase of loans receivable	(101,674)	(147,563)
Purchase of debt investment securities available-for-sale	(35,106)	(28,010)
Purchase of debt investment securities held-to-maturity	(3,577)	(4,017)
Purchase of equity investments	(160)	(138)
Proceeds from maturities and calls of debt investment securities available-for-sale	28,447	14,001
Proceeds from maturities and calls of debt investment securities held-to-maturity	25,547	38,540
Principal repayments on debt investment securities held-to-maturity	1,334	2,706
Principal repayments on debt mortgage-backed securities held-to-maturity	89,282	91,717
Proceeds from Bank Owned Life Insurance	716	2,708
Proceeds from the redemption of restricted equity investments	85,894	83,806
Purchases of restricted equity investments	(90,892)	(104,408)
Proceeds from sales of other real estate owned	2,060	646
Proceeds from sales of assets held for sale	412	7,488
Purchases of premises and equipment	(3,245)	(10,424)
Cash consideration received (paid) for acquisition, net of cash received	59,395	(3,743)
Net cash (used in) provided by investing activities	(28,324)	37,968

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Cash flows from financing activities:
Decrease in deposits	$(42,306)	$(103,522)
Increase in short-term borrowings	107,307	122,376
Proceeds from Federal Home Loan Bank advances	35,000	—
Repayments of Federal Home Loan Bank advances	(76,618)	(56,607)
Repayments of other borrowings	(216)	(342)
Increase in advances by borrowers for taxes and insurance	2,164	5,498
Exercise of stock options	1,145	4,936
Payment of employee taxes withheld from stock awards	(2,786)	(3,235)
Purchase of treasury stock	(18,054)	—
Acquisition of common stock by ESOP	—	(8,400)
Dividends paid	(25,943)	(21,425)
Net cash used in financing activities	(20,307)	(60,721)
Net increase in cash and due from banks and restricted cash	33,351	39,480
Cash and due from banks and restricted cash at beginning of period	122,328	109,613
Cash and due from banks and restricted cash at end of period	$155,679	$149,093
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$120,792	$109,613
Restricted cash at beginning of period	1,536	—
Cash and due from banks and restricted cash at beginning of period	$122,328	$109,613
Cash and due from banks at end of period	$140,901	$148,362
Restricted cash at end of period	14,778	731
Cash and due from banks and restricted cash at end of period	$155,679	$149,093
Cash paid during the period for:
Interest	$39,293	$26,637
Income taxes	16,506	143
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	629	2,690
Net loan charge-offs	1,222	1,884
Transfer of premises and equipment to assets held-for-sale	1,607	11,092
Transfer of loans receivable to other real estate owned	993	640
Acquisition:
Non-cash assets acquired:
Securities	$103,775	$254,522
Restricted equity investments	313	16,967
Loans	307,778	1,517,172
Premises and equipment	3,389	19,892
Accrued interest receivable	1,390	5,621
Bank Owned Life Insurance	10,460	85,238
Deferred tax asset	3,829	57,712
Other assets	1,405	5,246
Goodwill and other intangible assets, net	38,780	199,500
Total non-cash assets acquired	$471,119	$2,161,870
Liabilities assumed:
Deposits	$449,018	$1,616,073
Borrowings	—	127,747
Other liabilities	5,015	11,752
Total liabilities assumed	$454,033	$1,755,572
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
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for all of 2019. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Capital Bank of New Jersey Acquisition
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”), which after purchase accounting adjustments added $494.7 million to assets, $307.8 million to loans, and $449.0 million to deposits. Total consideration paid for Capital Bank was $76.8 million, including cash consideration of $353,000. Capital Bank was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Capital Bank, net of total consideration paid (in thousands):

At January 31, 2019
Estimated Fair Value
Total Purchase Price:	$76,834
Assets acquired:
Cash and cash equivalents	$59,748
Securities	103,775
Loans	307,778
Accrued interest receivable	1,390
Bank Owned Life Insurance	10,460
Deferred tax asset	3,829
Other assets	5,107
Core deposit intangible	2,662
Total assets acquired	494,749
Liabilities assumed:
Deposits	(449,018)
Other liabilities	(5,015)
Total liabilities assumed	(454,033)
Net assets acquired	$40,716
Goodwill recorded in the merger	$36,118

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through September 30, 2019. In addition, the table provides unaudited condensed pro forma financial information assuming the Capital Bank acquisition had been completed as of January 1, 2019 for the nine months ended September 30, 2019 and as of January 1, 2018 for the nine months ended September 30, 2018. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Capital Bank’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands)	Capital Bank Actual from February 1, 2019 to September 30, 2019	Sun Actual from February 1, 2018 to September 30, 2018	Pro forma Nine Months Ended September 30, 2019	Pro forma Nine Months Ended September 30, 2018
Net interest income	$12,700	$47,619	$194,365	$199,415
Provision for loan losses	280	884	1,281	2,564
Non-interest income	991	5,654	31,046	28,432
Non-interest expense	11,035	26,150	143,338	172,621
Provision (benefit) for income taxes	499	5,510	15,620	10,423
Net income	$1,877	$20,729	$65,172	$42,239
Fully diluted earnings per share			$1.27	$0.83

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding	51,039	48,337	50,792	46,913
Less: Unallocated ESOP shares	(484)	(546)	(501)	(401)
Unallocated incentive award shares and shares held by deferred compensation plan	(64)	(106)	(49)	(61)
Average basic shares outstanding	50,491	47,685	50,242	46,451
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	475	887	588	952
Average diluted shares outstanding	50,966	48,572	50,830	47,403

For the three months ended September 30, 2019 and 2018, antidilutive stock options of 997,000 and 463,000, respectively, were excluded from earnings per share calculations. For the nine months ended September 30, 2019 and 2018, antidilutive stock options of 993,000 and 464,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity at September 30, 2019, and December 31, 2018, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2019
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$124,050	$1,520	$(119)	$125,451
State and municipal obligations	1,250	1	—	1,251
Total investment securities	125,300	1,521	(119)	126,702
Mortgage-backed securities - FNMA	601	5	—	606
Total debt securities available-for-sale	$125,901	$1,526	$(119)	$127,308
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$9,981	$2	$(2)	$9,981
State and municipal obligations	134,626	1,247	(259)	135,614
Corporate debt securities	81,233	915	(3,369)	78,779
Total investment securities	225,840	2,164	(3,630)	224,374
Mortgage-backed securities:
FHLMC	219,047	2,194	(569)	220,672
FNMA	259,192	2,566	(503)	261,255
GNMA	116,730	1,268	(169)	117,829
SBA	2,908	—	(74)	2,834
Total mortgage-backed securities	597,877	6,028	(1,315)	602,590
Total debt securities held-to-maturity	$823,717	$8,192	$(4,945)	$826,964
Total debt securities	$949,618	$9,718	$(5,064)	$954,272
At December 31, 2018
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$100,524	$163	$(963)	$99,724
Mortgage-backed securities - FNMA	998	—	(5)	993
Total debt securities available-for-sale	$101,522	$163	$(968)	$100,717
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$14,975	$—	$(130)	$14,845
State and municipal obligations	123,987	67	(1,697)	122,357
Corporate debt securities	66,834	126	(4,984)	61,976
Total investment securities	205,796	193	(6,811)	199,178
Mortgage-backed securities:
FHLMC	237,703	159	(5,110)	232,752
FNMA	277,266	753	(6,030)	271,989
GNMA	127,611	198	(2,360)	125,449
SBA	3,527	—	(80)	3,447
Total mortgage-backed securities	646,107	1,110	(13,580)	633,637
Total debt securities held-to-maturity	$851,903	$1,303	$(20,391)	$832,815
Total debt securities	$953,425	$1,466	$(21,359)	$933,532

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at September 30, 2019, and December 31, 2018, is as follows (in thousands):

	September 30, 2019	December 31, 2018
Amortized cost	$823,717	$851,903
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	8,883	8,254
Carrying value	$819,253	$846,810

There were no realized gains or losses for the three and nine months ended September 30, 2019 and there were realized gains of $0 and $248,000 on the sale of securities for the three and nine months ended September 30, 2018.
The amortized cost and estimated fair value of investment securities at September 30, 2019 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2019, corporate debt securities with an amortized cost of $61.0 million and estimated fair value of $58.3 million were callable prior to the maturity date.

September 30, 2019	Amortized Cost	Estimated Fair Value
Less than one year	$71,705	$71,726
Due after one year through five years	190,181	192,486
Due after five years through ten years	75,453	72,747
Due after ten years	13,801	14,117
	$351,140	$351,076

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $488.7 million and $563.1 million, at September 30, 2019 and December 31, 2018, respectively, including $65.1 million and $74.1 million at September 30, 2019 and December 31, 2018, respectively, pledged as collateral for securities sold under agreements to repurchase.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at September 30, 2019 and December 31, 2018, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At September 30, 2019
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$5,011	$(9)	$32,363	$(110)	$37,374	$(119)
Total debt securities available-for-sale	5,011	(9)	32,363	(110)	37,374	(119)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	4,999	(2)	4,999	(2)
State and municipal obligations	22,526	(71)	18,348	(188)	40,874	(259)
Corporate debt securities	—	—	42,660	(3,369)	42,660	(3,369)
Total investment securities	22,526	(71)	66,007	(3,559)	88,533	(3,630)
Mortgage-backed securities:
FHLMC	13,132	(32)	41,799	(537)	54,931	(569)
FNMA	13,475	(31)	43,134	(472)	56,609	(503)
GNMA	22,261	(56)	24,936	(113)	47,197	(169)
SBA	—	—	2,834	(74)	2,834	(74)
Total mortgage-backed securities	48,868	(119)	112,703	(1,196)	161,571	(1,315)
Total debt securities held-to-maturity	71,394	(190)	178,710	(4,755)	250,104	(4,945)
Total debt securities	$76,405	$(199)	$211,073	$(4,865)	$287,478	$(5,064)

	At December 31, 2018
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$985	$(3)	$66,438	$(960)	$67,423	$(963)
Mortgage-backed securities - FNMA	993	(5)	—	—	993	(5)
Total debt securities available-for-sale	1,978	(8)	66,438	(960)	68,416	(968)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	14,845	(130)	14,845	(130)
State and municipal obligations	2,856	(4)	106,073	(1,693)	108,929	(1,697)
Corporate debt securities	2,470	(21)	43,059	(4,963)	45,529	(4,984)
Total investment securities	5,326	(25)	163,977	(6,786)	169,303	(6,811)
Mortgage-backed securities:
FHLMC	46,615	(159)	147,763	(4,951)	194,378	(5,110)
FNMA	27,594	(125)	185,328	(5,905)	212,922	(6,030)
GNMA	35,221	(535)	59,468	(1,825)	94,689	(2,360)
SBA	3,447	(80)	—	—	3,447	(80)
Total mortgage-backed securities	112,877	(899)	392,559	(12,681)	505,436	(13,580)
Total debt securities held-to-maturity	118,203	(924)	556,536	(19,467)	674,739	(20,391)
Total debt securities	$120,181	$(932)	$622,974	$(20,427)	$743,155	$(21,359)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At September 30, 2019, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
Chase Capital	$10,000	$9,200	Baa1/BBB-
Wells Fargo Capital	5,000	4,625	A1/BBB
Huntington Capital	5,000	4,450	Baa2/BB+
Keycorp Capital	5,000	4,525	Baa2/BB+
PNC Capital	5,000	4,600	Baa1/BBB-
State Street Capital	5,000	4,613	A3/BBB
SunTrust Capital	5,000	4,625	Not Rated/BB+
Celgene	1,511	1,508	Baa2/BBB+
Southern Company	1,507	1,505	Baa2/BBB+
BB&T	1,506	1,505	A2/A-
AT&T Inc.	1,505	1,504	Baa2/BBB
	$46,029	$42,660

At September 30, 2019, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at September 30, 2019. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at September 30, 2019.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Commercial:
Commercial and industrial	$405,970	$304,994
Commercial real estate – owner occupied	786,852	740,375
Commercial real estate – investor	2,220,799	2,015,210
Total commercial	3,413,621	3,060,579
Consumer:
Residential real estate	2,234,026	2,044,286
Home equity loans and lines	330,370	353,386
Other consumer	98,835	121,561
Total consumer	2,663,231	2,519,233
	6,076,852	5,579,812
Purchased credit impaired (“PCI”) loans	13,281	8,901
Total Loans	6,090,133	5,588,713
Deferred origination costs, net	8,441	7,086
Allowance for loan losses	(16,636)	(16,577)
Total loans, net	$6,081,938	$5,579,222

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$16,135	$16,691	$16,577	$15,721
Provision charged to operations	305	907	1,281	2,984
Charge-offs	(353)	(891)	(2,359)	(2,708)
Recoveries	549	114	1,137	824
Balance at end of period	$16,636	$16,821	$16,636	$16,821

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents an analysis of the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	$1,639	$2,868	$8,406	$1,966	$512	$744	$16,135
Provision (benefit) charged to operations	(352)	80	711	193	10	(337)	305
Charge-offs	—	(142)	(57)	(27)	(127)	—	(353)
Recoveries	49	114	292	39	55	—	549
Balance at end of period	$1,336	$2,920	$9,352	$2,171	$450	$407	$16,636
For the three months ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$2,080	$2,340	$9,058	$2,126	$526	$561	$16,691
Provision (benefit) charged to operations	(520)	187	661	578	57	(56)	907
Charge-offs	(146)	—	(138)	(535)	(72)	—	(891)
Recoveries	28	1	9	57	19	—	114
Balance at end of period	$1,442	$2,528	$9,590	$2,226	$530	$505	$16,821
For the nine months ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Provision (benefit) charged to operations	(406)	1,192	26	899	185	(615)	1,281
Charge-offs	—	(663)	(143)	(1,221)	(332)	—	(2,359)
Recoveries	133	114	699	80	111	—	1,137
Balance at end of period	$1,336	$2,920	$9,352	$2,171	$450	$407	$16,636
For the nine months ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Provision (benefit) charged to operations	(238)	(734)	2,706	1,079	41	130	2,984
Charge-offs	(202)	(91)	(1,239)	(936)	(240)	—	(2,708)
Recoveries	81	178	171	279	115	—	824
Balance at end of period	$1,442	$2,528	$9,590	$2,226	$530	$505	$16,821
September 30, 2019
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$547	$—	$—	$—	$—	$547
Collectively evaluated for impairment	1,336	2,373	9,352	2,171	450	407	16,089
Total ending allowance balance	$1,336	$2,920	$9,352	$2,171	$450	$407	$16,636
Loans:
Loans individually evaluated for impairment	$246	$6,152	$7,975	$10,093	$3,351	$—	$27,817
Loans collectively evaluated for impairment	405,724	780,700	2,212,824	2,223,933	425,854	—	6,049,035
Total ending loan balance	$405,970	$786,852	$2,220,799	$2,234,026	$429,205	$—	$6,076,852

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	2,277	8,770	2,413	486	1,022	16,577
Total ending allowance balance	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Loans:
Loans individually evaluated for impairment	$1,626	$5,395	$9,738	$10,064	$2,974	$—	$29,797
Loans collectively evaluated for impairment	303,368	734,980	2,005,472	2,034,222	471,973	—	5,550,015
Total ending loan balance	$304,994	$740,375	$2,015,210	$2,044,286	$474,947	$—	$5,579,812

A summary of impaired loans at September 30, 2019, and December 31, 2018, is as follows, excluding PCI loans (in thousands):

	September 30, 2019	December 31, 2018
Impaired loans with no allocated allowance for loan losses	$25,539	$29,797
Impaired loans with allocated allowance for loan losses	2,278	—
	$27,817	$29,797
Amount of the allowance for loan losses allocated	$547	$—

The Company defines an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At September 30, 2019, the impaired loan portfolio totaled $27.8 million for which there was a specific allocation in the allowance for loan losses of $547,000. At December 31, 2018, the impaired loan portfolio totaled $29.8 million for which there was no specific allocation in the allowance for loan losses. The average balance of impaired loans for the three and nine months ended September 30, 2019 were $28.2 million and $30.2 million, respectively, and for the three and nine months ended September 30, 2018 were $32.9 million and $39.2 million, respectively.
At September 30, 2019 and December 31, 2018, impaired loans included troubled debt restructured (“TDR”) loans of $25.1 million and $26.5 million, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The summary of loans individually evaluated for impairment by loan portfolio segment as of September 30, 2019, and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
As of September 30, 2019
With no related allowance recorded:
Commercial and industrial	$268	$246	$—
Commercial real estate – owner occupied	3,908	3,874	—
Commercial real estate – investor	9,152	7,975	—
Residential real estate	10,459	10,093	—
Consumer	3,730	3,351	—
	$27,517	$25,539	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	2,415	2,278	547
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$2,415	$2,278	$547
As of December 31, 2018
With no related allowance recorded:
Commercial and industrial	$1,750	$1,626	$—
Commercial real estate – owner occupied	5,413	5,395	—
Commercial real estate – investor	12,633	9,738	—
Residential real estate	10,441	10,064	—
Consumer	3,301	2,974	—
	$33,538	$29,797	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$247	$1	$982	$69
Commercial real estate – owner occupied	4,290	6	5,484	75
Commercial real estate – investor	8,072	85	12,191	102
Residential real estate	10,136	128	10,741	119
Consumer	3,362	42	2,782	33
	$26,107	$262	$32,180	$398
With an allowance recorded:
Commercial and industrial	$—	$—	$736	$—
Commercial real estate – owner occupied	2,086	70	—	—
Commercial real estate – investor	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$2,086	$70	$736	$—

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$593	$5	$906	$85
Commercial real estate – owner occupied	4,221	128	8,978	226
Commercial real estate – investor	9,869	243	14,259	304
Residential real estate	10,091	399	10,873	356
Consumer	3,216	136	2,629	116
	$27,990	$911	$37,645	$1,087
With an allowance recorded:
Commercial and industrial	$—	$—	$736	$—
Commercial real estate – owner occupied	2,168	106	—	—
Commercial real estate – investor	—	—	838	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$2,168	$106	$1,574	$—
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of September 30, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	September 30, 2019	December 31, 2018
Commercial and industrial	$207	$1,587
Commercial real estate – owner occupied	4,537	501
Commercial real estate – investor	4,073	5,024
Residential real estate	5,953	7,389
Consumer	2,683	2,914
	$17,453	$17,415

At September 30, 2019, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2019
Commercial and industrial	$483	$—	$207	$690	$405,280	$405,970
Commercial real estate – owner occupied	2,107	2,732	984	5,823	781,029	786,852
Commercial real estate – investor	1,489	2,005	3,939	7,433	2,213,366	2,220,799
Residential real estate	9,619	2,775	2,409	14,803	2,219,223	2,234,026
Consumer	926	429	2,297	3,652	425,553	429,205
	$14,624	$7,941	$9,836	$32,401	$6,044,451	$6,076,852
December 31, 2018
Commercial and industrial	$—	$—	$—	$—	$304,994	$304,994
Commercial real estate – owner occupied	5,104	236	197	5,537	734,838	740,375
Commercial real estate – investor	3,979	2,503	2,461	8,943	2,006,267	2,015,210
Residential real estate	10,199	4,979	4,451	19,629	2,024,657	2,044,286
Consumer	2,200	955	2,464	5,619	469,328	474,947
	$21,482	$8,673	$9,573	$39,728	$5,540,084	$5,579,812

At September 30, 2019 and December 31, 2018, loans in the amount of $17.5 million and $17.4 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. At September 30, 2019, there were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment follows, excluding PCI loans (in thousands) is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial and industrial	$391,823	$1,785	$12,362	$—	$405,970
Commercial real estate – owner occupied	759,858	3,590	23,404	—	786,852
Commercial real estate – investor	2,152,925	52,405	15,469	—	2,220,799
	$3,304,606	$57,780	$51,235	$—	$3,413,621
December 31, 2018
Commercial and industrial	$291,265	$2,777	$10,952	$—	$304,994
Commercial real estate – owner occupied	706,825	3,000	30,550	—	740,375
Commercial real estate – investor	1,966,495	23,727	24,988	—	2,015,210
	$2,964,585	$29,504	$66,490	$—	$3,060,579

For residential and consumer loans, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2019 and December 31, 2018, excluding PCI loans (in thousands):

	Residential	Consumer
September 30, 2019
Performing	$2,228,073	$426,522
Non-performing	5,953	2,683
	$2,234,026	$429,205
December 31, 2018
Performing	$2,036,897	$472,033
Non-performing	7,389	2,914
	$2,044,286	$474,947

The recorded investment in residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, amounted to $2.1 million at September 30, 2019. The amount of foreclosed residential real estate property held by the Company was $81,000 at September 30, 2019.
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at September 30, 2019, and December 31, 2018, were $6.2 million and $3.6 million, respectively, of troubled debt restructurings. At September 30, 2019, and December 31, 2018, the Company had $547,000 and $0, respectively, of specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after nine months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at September 30, 2019 and December 31, 2018, which totaled $19.0 million and $22.9 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2019 and 2018, and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2019
Troubled Debt Restructurings:
Consumer	1	$54	$54

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2019
Troubled Debt Restructurings:
Consumer	5	$496	$516
Residential real estate	5	921	972

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended September 30, 2018
Troubled Debt Restructurings:
Commercial real estate - owner occupied	1	$49	$50
Commercial real estate – investor	1	171	210

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Commercial real estate – investor	1	$2,820
Consumer	1	30

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2018
Troubled Debt Restructurings:
Commercial and industrial	2	$496	$502
Commercial real estate - owner occupied	1	49	50
Commercial real estate – investor	3	1,395	1,435
Residential real estate	2	257	270

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Commercial real estate – investor	1	$2,820
Consumer	1	30

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
The following table summarizes the changes in accretable yield for PCI loans during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$3,183	$2,300	$3,630	$161
Acquisition	—	—	691	2,646
Accretion	(599)	(368)	(1,783)	(1,459)
Reclassification from non-accretable difference	69	470	115	1,054
Ending balance	$2,653	$2,402	$2,653	$2,402

Note 6. Deposits
The major types of deposits at September 30, 2019 and December 31, 2018 were as follows (in thousands):

Type of Account	September 30, 2019	December 31, 2018
Non-interest-bearing	$1,406,194	$1,151,362
Interest-bearing checking	2,400,331	2,350,106
Money market deposit	593,457	569,680
Savings	901,168	877,177
Time deposits	919,705	866,244
Total deposits	$6,220,855	$5,814,569

Included in time deposits at September 30, 2019 and December 31, 2018, is $143.2 million and $124.3 million, respectively, in deposits of $250,000 and over.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company’s CECL implementation efforts are continuing to focus on model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Based on the Company’s portfolio balances and forecasted economic conditions as of September 30, 2019, management believes the adoption of the CECL standard could result in an increase in the current reserves of approximately 20% to 40%, as compared to the Company’s current reserve levels of $25.1 million (including non-accretable credit marks on PCI loans). This preliminary estimate is contingent upon continued testing and refinement of the model, methodologies and judgments utilized to determine the estimate. The actual impact of the adoption will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Additionally, the preliminary estimate does not incorporate the impact of the anticipated mergers with Country Bank Holding Company Inc. and Two River Bancorp, which are expected to close during the first quarter of 2020.
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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2019. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2019
Items measured on a recurring basis:
Debt securities available-for-sale	$127,308	$—	$127,308	$—
Equity investments	10,145	10,145	—	—
Interest rate swap asset	14,477	—	14,477	—
Interest rate swap liability	(15,170)	—	(15,170)	—
Items measured on a non-recurring basis:
Other real estate owned	294	—	—	294
Loans measured for impairment based on the fair value of the underlying collateral	8,983	—	—	8,983
December 31, 2018
Items measured on a recurring basis:
Debt securities available-for-sale	$100,717	$—	$100,717	$—
Equity investments	9,655	9,655	—	—
Interest rate swap asset	1,722	—	1,722	—
Interest rate swap liability	(1,813)	—	(1,813)	—
Items measured on a non-recurring basis:
Other real estate owned	1,381	—	—	1,381
Loans measured for impairment based on the fair value of the underlying collateral	11,639	—	—	11,639

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2019 and December 31, 2018 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2019
Financial Assets:
Cash and due from banks	$140,901	$140,901	$—	$—
Debt securities held-to-maturity	819,253	—	819,916	7,048
Restricted equity investments	62,095	—	—	62,095
Loans receivable, net and loans held-for-sale	6,082,048	—	—	6,092,323
Financial Liabilities:
Deposits other than time deposits	5,301,150	—	5,301,150	—
Time deposits	919,705	—	919,663	—
Federal Home Loan Bank advances and other borrowings	608,816	—	619,970	—
Securities sold under agreements to repurchase with retail customers	65,067	65,067	—	—
December 31, 2018
Financial Assets:
Cash and due from banks	$120,792	$120,792	$—	$—
Debt securities held-to-maturity	846,810	—	830,999	1,816
Restricted equity investments	56,784	—	—	56,784
Loans receivable, net and loans held-for-sale	5,579,222	—	—	5,474,306
Financial Liabilities:
Deposits other than time deposits	4,948,325	—	4,948,325	—
Time deposits	866,244	—	853,678	—
Federal Home Loan Bank advances and other borrowings	548,913	—	554,692	—
Securities sold under agreements to repurchase with retail customers	61,760	61,760	—	—

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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized losses of $407,000 and $602,000 in other income resulting from fair value adjustments for the three and nine months ended September 30, 2019, respectively, as compared to losses of $78,000 and $76,000 during the three and nine months ended September 30, 2018, respectively. The notional amount of derivatives not designated as hedging instruments was $249.3 million and $59.3 million at September 30, 2019 and December 31, 2018, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	September 30, 2019	December 31, 2018
Other assets	$14,477	$1,722
Other liabilities	15,170	1,813

Credit risk-related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $16.8 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $15.2 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		September 30, 2019
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$19,627
Finance lease ROU asset	Premises and equipment, net	1,575
Total Lease ROU Asset		$21,202

Lease Liabilities
Operating lease liability	Other liabilities	$19,779
Finance lease liability	Other borrowings	1,999
Total Lease Liability		$21,778

The calculated amount of the ROU assets and lease liabilities are impacted by the lease term and the discount rate used to calculate the present value of the minimum lease payments. Lease agreements often include one or more options to renew the lease at the Company’s discretion. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the ROU asset and lease liability. For the discount rate, Leases (Topic 842) requires the Company to use the rate implicit in the lease, provided the rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate, at lease inception, over a similar term. For operating leases existing prior to January 1, 2019, the Company used the incremental borrowing rate for the remaining lease term as of January 1, 2019. For the finance lease, the Company utilized its incremental borrowing rate at lease inception.

September 30, 2019
Weighted-Average Remaining Lease Term
Operating leases	9.61 years
Finance lease	9.85 years
Weighted-Average Discount Rate
Operating leases	3.43%
Finance lease	5.63%

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Expense
Operating Lease Expense	$995	$2,963
Finance Lease Expense:
Amortization of ROU assets	41	234
Interest on lease liabilities(1)	29	147
Total	$1,065	$3,344

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$969	$2,834
Operating cash flows from finance leases	29	147
Financing cash flows from finance leases	46	217

(1)	Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ended September 30,
2020	$295	$3,646
2021	295	3,301
2022	295	2,980
2023	295	2,313
2024	295	1,902
Thereafter	1,016	9,633
Total	$2,491	$23,775
Less: Imputed Interest	(492)	(3,996)
Total Lease Liabilities	$1,999	$19,779

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
Item 1A. Risk Factors

In addition to the risk factors relevant to the Company set forth in (a) the section entitled “Risk Factors” in the Company's Registration Statement on Form S-4 (File No. 333-233872) filed with the SEC on September 20, 2019, (b) the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4 (File No. 333-233909) filed with the SEC on September 24, 2019, and (c) Part I, Item IA, “Risk Factors,” in the 2018 Form 10-K, stockholders and investors of the Company should consider the following risk factor. There were no other material changes to risk factors relevant to the Company’s operations since December 31, 2018
Reforms to and uncertainty regarding LIBOR may adversely affect the business. In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2017, the Company announced the authorization of the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares, of which 508,986 shares are available for repurchase at September 30, 2019 under this stock repurchase program. The Company repurchased 477,400 shares of its common stock during the three month period ended September 30, 2019. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
2.1	Agreement and Plan of Merger by and among OceanFirst Financial Corp., Midtown Merger Sub Corp. and Country Bank Holding Company, Inc.	Incorporated herein by reference from Exhibit to Form 8-K filed on August 13, 2019.
2.2	Agreement and Plan of Merger by and among OceanFirst Financial Corp., Hammerhead Merger Sub Corp. and Two River Bancorp	Incorporated herein by reference from Exhibit to Form 8-K filed on August 13, 2019.
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on April 26, 2019.
10.1	Employment Separation Agreement and Release of Claims by and among the Company, the Bank and Joseph R. Iantosca	Incorporated herein by reference from Exhibit to Form 8-K filed on June 7, 2019.
10.1	Voting and Support Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on August 13, 2019.
10.2	Voting and Support Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on August 13, 2019.
99.1	Press release announcing the appointment of Karthik Sridharan	Incorporated herein by reference from Exhibit to Form 8-K filed on July 26, 2019.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	November 7, 2019	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	November 7, 2019	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger by and among OceanFirst Financial Corp., Midtown Merger Sub Corp. and Country Bank Holding Company, Inc.
2.2	Agreement and Plan of Merger by and among OceanFirst Financial Corp., Hammerhead Merger Sub Corp. and Two River Bancorp
3.2	Bylaws of OceanFirst Financial Corp.
10.1	Employment Separation Agreement and Release of Claims by and among the Company, the Bank and Joseph R. Iantosca
10.1	Voting and Support Agreement
10.2	Voting and Support Agreement
99.1	Press release announcing the appointment of Karthik Sridharan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.