Form 10-K
period 2019-12-31
OCEANFIRST FINANCIAL CORP
filed 2020-02-28
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $1,244,042,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of February 24, 2020 was 60,298,897.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A. (the “Bank”). At December 31, 2019, the Company had consolidated total assets of $8.2 billion and total stockholders’ equity of $1.2 billion. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (“SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.
The Company has been the holding company for the Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”). Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company. The conversions on January 31, 2018 do not change the entities which regulate and supervise the Bank and Company. The Bank’s principal business has been, and continues to be, attracting retail and commercial deposits and investing those deposits primarily in loans, consisting of commercial real estate and other commercial loans which have become a key focus of the Bank and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from bankcard services, trust and asset management, deposit account services, Bank Owned Life Insurance, derivative fee income and other fees. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, investment maturities, Federal Home Loan Bank (“FHLB”) advances and other borrowings.
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

Market Area and Competition
The Bank is a regional bank, offering a wide variety of financial services to meet the needs of the communities it serves. At December 31, 2019, the Bank operated its business through its branch office and headquarters located in Toms River, its branch and administrative office located in Red Bank, 54 additional branch offices and five deposit production facilities located throughout central and southern New Jersey. The Bank also operates commercial loan production offices in New York City, the greater Philadelphia area and in Atlantic and Mercer Counties in New Jersey. On January 1, 2020, the Bank acquired an additional 14 branches and one loan office as part of the Two River acquisition and five branches and one loan office as part of the Country Bank acquisition, which expands the Bank’s presence in both New Jersey and New York City.

The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey, approximately midway between New York City and Philadelphia. The economy in the Bank’s primary market area, which represents the broader central and southern New Jersey market is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, Federal, state and local government, hospitals and utilities. The area is also home to commuters working in areas in and around New York City and Philadelphia. The market area includes a significant number of vacation and second homes in the communities along the New Jersey shore. The Bank also operates in the metropolitan areas of New York City and Philadelphia, the first and eighth largest metropolitan areas, respectively, in the United States.
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
Community Involvement
The Bank proudly promotes a higher quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. Through the Foundation, established in 1996, OceanFirst has granted over $39 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development and the arts.
Acquisitions
On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”) which added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. Sun’s results of operations are included in the consolidated results for the period from February 1, 2018 to December 31, 2018.
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”) which added $494.7 million to assets, $307.8 million to loans, and $449.0 million to deposits. Capital Bank’s results of operations are included in the consolidated results for the period from February 1, 2019 to December 31, 2019.
On January 1, 2020, the Company completed its acquisition of Two River Bancorp (“Two River”). Based on the $25.54 per share closing price of the Company’s common stock on December 31, 2019, the total transaction value was $197.1 million. The acquisition added $1.1 billion to assets, $938 million to loans, and $942 million to deposits. Two River’s results of operations are not included in any of the periods presented herein.
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”). Based on the $25.54 per share closing price of the Company’s common stock on December 31, 2019, the total transaction value was $112.8 million. The acquisition added $798 million to assets, $616 million to loans, and $654 million to deposits. Country Bank’s results of operations are not included in any of the periods presented herein.
These transactions have enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey and have provided the Company with the opportunity to grow business lines, expand geographic footprint and improve financial performance. The Company will continue to evaluate potential acquisition opportunities for those that are expected to create stockholder value.

Lending Activities
Loan Portfolio Composition. At December 31, 2019, the Bank had total loans outstanding of $6.215 billion, of which $3.089 billion, or 49.7% of total loans, were commercial real estate, multi-family and land loans. The remainder of the portfolio consisted of $2.321 billion of one-to-four family residential mortgage loans, or 37.3% of total loans; $408.0 million of consumer loans, primarily home equity loans and lines of credit, or 6.6% of total loans; and, $396.4 million of commercial and industrial loans, or 6.4% of total loans. At December 31, 2019 the Bank did not have any loans held-for-sale. At that same date, 33.9% of the Bank’s total loans had adjustable interest rates.
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

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Real estate:
Commercial real estate, multi-family and land	$3,089,063	49.71%	$2,764,024	49.46%	$1,757,106	44.19%	$1,668,872	43.72%	$818,445	41.19%
One-to-four family	2,321,157	37.35	2,044,523	36.58	1,749,166	43.99	1,704,405	44.66	830,497	41.80
Consumer (1)	407,998	6.56	475,170	8.50	282,438	7.10	290,676	7.62	193,160	9.72
Commercial and industrial	396,434	6.38	304,996	5.46	187,645	4.72	152,810	4.00	144,788	7.29
Total loans	6,214,652	100.00%	5,588,713	100.00%	3,976,355	100.00%	3,816,763	100.00%	1,986,890	100.00%
Deferred origination costs, net	9,880		7,086		5,380		3,414		3,232
Allowance for loan losses	(16,852)		(16,577)		(15,721)		(15,183)		(16,722)
Total loans, net	6,207,680		5,579,222		3,966,014		3,804,994		1,973,400
Less:
Loans held for sale	—		—		241		1,551		2,697
Loans receivable, net	$6,207,680		$5,579,222		$3,965,773		$3,803,443		$1,970,703
Total loans:
Adjustable rate	$2,107,790	33.92%	$1,974,387	35.33%	$1,266,817	31.86%	$1,192,998	31.26%	$750,816	37.79%
Fixed rate	4,106,862	66.08	3,614,326	64.67	2,709,538	68.14	2,623,765	68.74	1,236,074	62.21
	$6,214,652	100.00%	$5,588,713	100.00%	$3,976,355	100.00%	$3,816,763	100.00%	$1,986,890	100.00%

(1)	Consists primarily of home equity loans and lines of credit and student loans, and to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2019. The table does not include principal prepayments.

	At December 31, 2019
	Commercial Real Estate, Multi-Family and Land	One-to- Four Family	Consumer	Commercial and Industrial	Total Loans Receivable
	(in thousands)
One year or less	$363,559	$69,731	$2,485	$165,621	$601,396
After one year:
More than one year to three years	551,909	10,835	8,262	53,932	624,938
More than three years to five years	492,877	11,437	20,692	65,086	590,092
More than five years to ten years	1,327,767	123,639	119,233	74,270	1,644,909
More than ten years to twenty years	302,813	458,151	237,834	13,810	1,012,608
More than twenty years	50,138	1,647,364	19,492	23,715	1,740,709
Total due after December 31, 2020	2,725,504	2,251,426	405,513	230,813	5,613,256
Total amount due	$3,089,063	$2,321,157	$407,998	$396,434	6,214,652
Deferred origination costs, net					9,880
Allowance for loan losses					(16,852)
Loans receivable, net					6,207,680
Less: Loans held for sale					—
Total loans, net					$6,207,680
The following table sets forth at December 31, 2019, the dollar amount of total loans receivable, contractually due after December 31, 2020, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
Commercial real estate, multi-family and land	$1,544,637	$1,180,867	$2,725,504
One-to-four family	1,939,407	312,019	2,251,426
Consumer	241,004	164,509	405,513
Commercial and industrial	118,259	112,554	230,813
Total loans receivable	$3,843,307	$1,769,949	$5,613,256

Origination, Sale and Servicing of Loans. The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held-for-sale, for the periods indicated.

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total loans:
Beginning balance	$5,588,713	$3,976,355	$3,816,763
Loans originated:
Commercial real estate, multi-family and land	701,009	327,513	295,519
One-to-four family	579,101	395,387	298,272
Consumer	50,787	68,489	68,872
Commercial and industrial	175,449	87,549	165,191
Total loans originated	1,506,346	878,938	827,854
Loans purchased	101,674	199,580	37,337
Net loans acquired in acquisition	307,778	1,517,345	—
Total	7,504,511	6,572,218	4,681,954
Less:
Principal repayments	1,278,734	965,520	680,118
Sales of loans	7,358	13,152	16,371
Charge-offs (gross)	2,804	3,841	5,384
Transfer to other real estate owned	963	992	3,726
Total loans	$6,214,652	$5,588,713	$3,976,355
Commercial Real Estate, Multi-Family and Land Lending. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as office, industrial or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in its primary market area. The Bank generally originates commercial real estate loans with terms of up to ten years and amortization schedules up to thirty years with fixed or adjustable rates. Fixed rate loans typically contain prepayment penalties over the initial term. Additionally, the Bank offers an interest rate swap program that allows commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history and profitability among other factors.
At December 31, 2019, the Bank’s total loans outstanding were $6.215 billion, of which $3.089 billion, or 49.7% of total loans, were commercial real estate loans, as compared to $2.764 billion, or 49.5% of total loans, at December 31, 2018. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders and through an expansive lending area with commercial lending teams in various New Jersey counties including Atlantic, Burlington, Cumberland, Mercer, Monmouth, and Ocean as well as teams in New York City and the greater Philadelphia area. Of the total commercial real estate portfolio, 25.7% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property.
The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2019, the Bank had an outstanding balance in commercial construction loans of $101.7 million, as compared to $181.7 million at December 31, 2018.
The Bank also originates multi-family mortgage loans and to a lesser extent land loans. The Bank’s multi-family loans and land loans at December 31, 2019 totaled $470.0 million and $3.7 million, respectively, as compared to $387.0 million and $8.7 million, respectively, at December 31, 2018.
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
At December 31, 2019, $2.321 billion, or 37.3% of total loans, were one-to-four family residential mortgage loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s one-to-four family mortgage loans was approximately $257,000 at December 31, 2019.
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
The Bank’s fixed-rate mortgage loans are currently made for terms from 10 to 30 years. The Bank generally holds its residential loans for its portfolio, and may sell a portion of its longer-term, fixed-rate loans after reviewing volume and yield and after evaluating interest rate risk and capital management considerations. Servicing rights are generally sold as part of the loan sale. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates. Prior to 2017, the Bank generally sold much of its 30-year, fixed-rate, one-to-four family loans in the secondary mortgage market primarily to manage interest rate risk. However, since the beginning of 2017 and through 2019, the Bank generally retained newly originated mortgage loans in its portfolio. Given the recent decline in the interest rate environment, the Company will evaluate the portfolio for potential sales in the future.
The Bank’s policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s one-to-four family mortgage loans was 61% at December 31, 2019 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the Consumer Financial Protection Bureau (“CFPB”) regulations. See Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank.
Included in the Bank’s one-to-four family loan balance at December 31, 2019, were residential construction loans which totaled $74.7 million. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. All of the Bank’s residential construction loans are made to individuals building a residence.
Construction lending, by its nature, entails additional risks compared to one-to-four family mortgage lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.
Consumer Loans. At December 31, 2019, the Bank’s consumer loans totaled $408.0 million, or 6.6% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $151.3 million; home equity lines of credit comprised $167.2 million; student loans comprised $87.5 million; overdraft line of credit loans totaled $1.2 million; and loans on savings accounts and other consumer loans totaled $734,000.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from 5 to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2019, these loans totaled $22.7 million, as compared to $26.3 million at December 31, 2018.
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
Commercial and Industrial Lending. At December 31, 2019, commercial and industrial (“C&I”) loans totaled $396.4 million, or 6.4% of the Bank’s total loans outstanding. The Bank originates commercial and industrial loans and lines of credit (including for working capital, fixed asset purchases, and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial and industrial loans and credit lines, the Bank reviews and analyzes financial history and capacity, collateral value, strength and character of the principals, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, fixtures, etc. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial loans. Risk of loss on a commercial and industrial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from ongoing operations.
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
Due to the Bank’s acquisition activity, significant portions of the acquired loan portfolios were underwritten according to the underwriting standards and guidelines of the acquired banks. Acquired loans are evaluated under OceanFirst’s credit risk management policies during pre-closing due diligence and during post-closing risk rating reviews.
In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed 61% of the outstanding loan balances for the Company’s commercial real estate and commercial and industrial loans during 2019. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures, and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank also services mortgage loans for others. In 2014, the Bank sold most of the servicing rights on residential mortgage loans serviced for Federal agencies. All of the remaining loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2019, the Bank was servicing $50.0 million of loans for others.
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
The Bank’s internal Asset Classification Committee, which is chaired by the Chief Risk Officer, reviews and classifies the Bank’s assets quarterly and reports the results of its review to the Board. As part of this process, the Chief Risk Officer compiles a quarterly list of all criticized and classified loans, and a narrative report of classified commercial and industrial, commercial real estate, multi-family, land and construction loans. The Bank classifies assets in accordance with certain regulatory guidelines and definitions. At December 31, 2019, the Bank had $73.2 million of assets, including all other real estate owned (“OREO”), classified as “Substandard.”

There were no assets classified as “Doubtful” or as “Loss.” At December 31, 2018, the Bank had $74.8 million of assets, including all OREO, classified as “Substandard.” There were no assets classified as “Doubtful” or as “Loss.” Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, such as past delinquencies, are designated “Special Mention.” Special Mention assets totaled $34.5 million at December 31, 2019, as compared to $35.8 million at December 31, 2018.
Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans and OREO, excluding Purchased Credit Impaired (“PCI”) loans. The Bank obtained PCI loans as part of its acquisitions of Colonial American Bank (“Colonial American”), Cape Bancorp, Inc. (“Cape”), Ocean Shore Holding Co. (“Ocean Shore”), Sun, and Capital Bank. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows with no related allowance for loan losses. PCI loans totaled $13.3 million and $8.9 million at December 31, 2019 and 2018, respectively. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2019, 2018 and 2017, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $372,000, $419,000, and $639,000, respectively.

	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Non-accrual loans:
Real estate:
Commercial real estate, multi-family and land	$7,728	$5,525	$14,243	$2,935	$10,796
One-to-four family	7,181	7,389	4,190	8,126	5,779
Consumer	2,733	2,914	1,929	2,064	1,576
Commercial and industrial	207	1,587	503	441	123
Total	17,849	17,415	20,865	13,566	18,274
OREO	264	1,381	8,186	9,803	8,827
Total non-performing assets	$18,113	$18,796	$29,051	$23,369	$27,101
Allowance for loan losses as a percent of total loans receivable (1)	0.27%	0.30%	0.40%	0.40%	0.84%
Allowance for loan losses as a percent of total non-performing loans (1) (2)	94.41	95.19	75.35	111.92	91.51
Non-performing loans as a percent of total loans receivable (2)	0.29	0.31	0.52	0.35	0.91
Non-performing assets as a percent of total assets (2)	0.22	0.25	0.54	0.45	1.05

(1)
The loans acquired from Capital Bank, Sun, Ocean Shore, Cape, and Colonial American were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for loan losses, was $30,260, $31,647, $17,531, $25,973, and $2,202 at December 31, 2019, 2018, 2017, 2016, and 2015 respectively.

(2)	Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. Non-performing assets consist of non-performing loans and OREO.
Non-performing loans totaled $17.8 million at December 31, 2019, an increase of $434,000, as compared to December 31, 2018. Non-performing loans at December 31, 2019 and 2018 do not include $13.3 million and $8.9 million, respectively, of PCI loans acquired from Colonial American, Cape, Ocean Shore, Sun and Capital Bank. The Company’s OREO totaled $264,000 at December 31, 2019, a $1.1 million decrease from December 31, 2018. The decrease was primarily due to the sale of OREO properties.
Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is based on management’s evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged-off. The allowance is reduced by loan charge-offs. A description of the methodology used in establishing the allowance for loan losses is set forth in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Allowance for Loan Losses.
As of December 31, 2019 and 2018, the Bank’s allowance for loan losses was 0.27% and 0.30% of total loans, respectively. The net credit mark on all acquired loans, not reflected in the allowance for loan losses, was $30.3 million and $31.6 million at December 31, 2019 and 2018, respectively. The allowance for loan losses as a percent of total non-performing loans was 94.41% at December 31, 2019, a decrease from 95.19% in the prior year. The Bank had non-accrual loans of $17.8 million at December 31, 2019, an increase from $17.4 million at December 31, 2018. The Bank will continue to monitor its allowance for loan losses as conditions dictate.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table:

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balance at beginning of year	$16,577	$15,721	$15,183	$16,722	$16,317
Charge-offs:
Commercial real estate	899	2,253	1,049	3,399	103
Residential real estate	1,299	1,021	3,820	558	295
Consumer	606	337	135	349	678
Commercial and industrial	—	230	380	184	59
Total	2,804	3,841	5,384	4,490	1,135
Recoveries	1,443	1,207	1,477	328	265
Net charge-offs	1,361	2,634	3,907	4,162	870
Provision for loan losses	1,636	3,490	4,445	2,623	1,275
Balance at end of year	$16,852	$16,577	$15,721	$15,183	$16,722
Ratio of net charge-offs during the year to average net loans outstanding during the year	0.02%	0.05%	0.10%	0.15%	0.05%
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

The following table sets forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2019			2018			2017			2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$1,458	8.65%	6.38%	$1,609	9.71%	5.46%	$1,801	11.45%	4.72%	$2,037	13.41%	4.00%	$1,639	9.80%	7.29%
Commercial real estate	12,776	75.81	49.71	11,047	66.64	49.46	11,127	70.78	44.19	9,360	61.65	43.72	7,165	42.85	41.19
Residential real estate	2,002	11.88	37.35	2,413	14.56	36.58	1,804	11.48	43.99	2,245	14.79	44.66	6,590	39.41	41.80
Consumer	591	3.51	6.56	486	2.93	8.50	614	3.91	7.10	1,110	7.31	7.62	1,095	6.55	9.72
Unallocated	25	0.15	—	1,022	6.16	—	375	2.38	—	431	2.84	—	233	1.39	—
Total	$16,852	100.00%	100.00%	$16,577	100.00%	100.00%	$15,721	100.00%	100.00%	$15,183	100.00%	100.00%	$16,722	100.00%	100.00%
Reserve for Repurchased Loans and Loss Sharing Obligations. The reserve for repurchased loans and loss sharing obligations was established to provide for expected losses related to repurchase requests which may be received on residential real estate loans previously sold to investors. The reserve also includes an estimate of the Bank’s obligation under a loss sharing arrangement with the FHLB relating to loans sold into their Mortgage Partnership Finance (“MPF”) program. The Company prepares a comprehensive analysis of the adequacy of the reserve for repurchased loans and loss sharing obligations at each quarter-end.
At December 31, 2019 and 2018, the Company maintained a reserve for repurchased loans and loss sharing obligations of $1.1 million and $1.3 million, respectively. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. There were no losses for the years ended December 31, 2019, 2018, and losses of $383,000 for the year ended December 31, 2017. The Company evaluates the adequacy of the reserve quarterly. As a result of this review, the reserve decreased by $200,000 during 2019 and 2018, which was included in other income. Included in the losses on loans repurchased are cash settlements in lieu of repurchases. At December 31, 2019 and 2018, there were no outstanding loan repurchase requests.
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
Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold debt securities until maturity, they may be classified as held-to-maturity. Investment and mortgage-backed securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Debt securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available-for-sale. Such debt securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity. Refer to Note 4 Securities, to the Consolidated Financial Statements.
Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such intermediaries may be private issuers, or agencies including the Federal Home Loan Mortgage Company (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and the Small Business Administration (“SBA”) that guarantee the payment of principal and interest to investors. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a certain range and with varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans.
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
The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including adjustable-rate, balloon and fixed-rate securities and all were directly insured or guaranteed by either FHLMC, FNMA, GNMA or SBA.
The following table sets forth the Bank’s mortgage-backed securities activities at amortized cost for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$647,105	$531,110	$462,883
Mortgage-backed securities acquired	41,460	235,700	—
Mortgage-backed securities purchased	—	—	165,501
Less: Principal repayments	(124,336)	(119,780)	(96,383)
Less: Sales	—	—	—
Amortization of premium	280	75	(891)
Ending balance	$564,509	$647,105	$531,110

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
FHLMC	$206,985	$208,682	$237,703	$232,752	$186,921	$184,135
FNMA	244,923	247,115	278,264	272,982	263,103	261,296
GNMA	110,661	111,388	127,611	125,449	75,243	74,379
SBA	1,940	1,889	3,527	3,447	5,843	5,871
Total mortgage-backed securities	$564,509	$569,074	$647,105	$634,630	$531,110	$525,681
Investment Securities. At December 31, 2019, the amortized cost of the Company’s investment securities totaled $358.1 million, and consisted of $154.1 million of U.S. agency obligations, $124.5 million of state and municipal obligations and $79.5 million of corporate debt securities. Each of the U.S. agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities with current credit ratings that are considered investment grade ranging from a high of AAA to a low of A-. The corporate debt securities include two issues totaling $5.4 million issued by community banks, which are not rated by any of the credit rating services. Excluding these items, the remaining corporate debt securities are issued by various corporate entities with an amortized cost of $74.1 million. Credit ratings range from a high of AA- to a low of BB+ as rated by one of the internationally-recognized credit rating services. See Note 4 Securities, to the Consolidated Financial Statements.
The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s investment securities at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment securities:
U.S. agency obligations	$154,104	$155,433	$115,499	$114,569	$97,346	$96,484
State and municipal obligations	124,455	125,784	123,987	122,357	149,958	148,702
Corporate debt securities	79,547	77,959	66,834	61,976	76,024	72,374
Total investment securities	$358,106	$359,176	$306,320	$298,902	$323,328	$317,560

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities as of December 31, 2019. Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See Investment Activities – Mortgage-backed Securities.

	At December 31, 2019
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Investment securities:
U.S. agency obligations	$35,975	$118,129	$—	$—	$154,104	$155,433
State and municipal obligations	21,647	74,884	25,042	2,882	124,455	125,784
Corporate debt securities (1)	12,013	10,068	46,548	10,918	79,547	77,959
Total investment securities	$69,635	$203,081	$71,590	$13,800	$358,106	$359,176
Weighted average yield	1.84%	2.01%	3.49%	4.56%	2.37%
Mortgage-backed securities:
FHLMC	$59	$1,716	$59,678	$145,532	$206,985	$208,682
FNMA	73	13,612	75,292	155,946	244,923	247,115
GNMA	—	1	2,046	108,614	110,661	111,388
SBA	—	—	—	1,940	1,940	1,889
Total mortgage-backed securities	$132	$15,329	$137,016	$412,032	$564,509	$569,074
Weighted average yield	2.23%	2.80%	2.37%	2.43%	2.43%

(1)	$49.2 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.
Sources of Funds
General. Repayments and prepayments of loans and mortgage-backed securities, cash flows generated from operations, borrowings, proceeds from maturities of debt securities, and deposits are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.
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
At December 31, 2019, the Bank had $150.6 million in time deposits in amounts of $250,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$29,469	2.07%
Over three through six months	29,328	1.95
Over six through twelve months	29,669	1.88
Over twelve months	62,116	2.34
Total	$150,582	2.12%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated.

	For the Year Ended December 31,
	2019			2018			2017
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Interest-bearing checking accounts	$2,517,068	40.05%	0.67%	$2,336,917	40.43%	0.39%	$1,796,370	41.96%	0.25%
Money market deposit accounts	605,607	9.64	0.81	571,997	9.90	0.49	410,373	9.59	0.30
Savings accounts	906,086	14.42	0.13	877,179	15.17	0.11	672,315	15.70	0.05
Non-interest-bearing accounts	1,325,836	21.10	—	1,135,602	19.64	—	776,344	18.13	—
Time deposits	929,488	14.79	1.67	858,978	14.86	1.11	625,847	14.62	1.00
Total average deposits	$6,284,085	100.00%	0.61%	$5,780,673	100.00%	0.39%	$4,281,249	100.00%	0.29%
Borrowings. The Bank has obtained advances from the FHLB for cash management and interest rate risk management purposes or as an alternative to deposit funds and may do so in the future as part of its operating strategy. FHLB term advances are also used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2019, the Bank had $519.3 million in outstanding advances from the FHLB. The Bank also has outstanding municipal letters of credit issued by the FHLB used to secure government deposits. At December 31, 2019, these municipal letters of credit totaled $1.150 billion.
The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2019, the Bank had borrowed $71.7 million through securities sold under agreements to repurchase.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under the primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2019, the Bank had no borrowings outstanding with the Reserve Bank.
Subsidiary Activities
At December 31, 2019, the Bank owned 8 direct subsidiaries:

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

•
Hooper Holdings, LLC, and TRREO Holdings, LLC were established in 2015, and 2016, respectively, as wholly-owned subsidiaries of the Bank. Casaba Real Estate Holding Corporation and Cohensey Bridge, L.L.C. were acquired by the Bank as wholly-owned subsidiaries as part of its acquisition of Cape in 2016. All of these subsidiaries are maintained for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.

•
Prosperis Financial, L.L.C. was acquired by the Bank as a wholly-owned subsidiary as part of its acquisition of Sun in 2018. This subsidiary offered client access to various investment and advisory services and is currently inactive.

•
CBNJ Investment Corp was acquired by the Bank as a wholly owned subsidiary as part of its acquisition of Capital Bank in 2019. This subsidiary held certain investments of Capital Bank and is currently inactive.

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
Personnel
As of December 31, 2019, the Bank had 838 full-time employees and 86 part-time employees, for a total of 924 employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.
On January 1, 2020, the Company completed its acquisition of Two River and Country Bank. The Two River acquisition added 149 full-time and 3 part time employees, for a total of 152 employees. The Country Bank acquisition added 49 full-time and 3 part time employees, for a total of 52 employees.

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
In addition, the Company elected to become a financial holding company under the Gramm-Leach Bliley Act amendments to the BHC Act (the “GLBA”). A financial holding company, and the nonbank companies under its control, are permitted to engage in activities considered financial in nature or incidental to financial activities and, if the FRB determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities that are considered complementary to financial activities.
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
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has enforcement authority over all banks with more than $10 billion in assets.

Institutions with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators (the OCC in the case of the Bank), although the CFPB will have back-up authority over such institutions. As a result of the acquisitions of Two River and Country Bank on January 1, 2020, the Bank’s assets exceeded $10 billion. Assuming the Bank maintains assets over $10 billion, it will be subject to authority enforcement by the CFPB. The Dodd-Frank Act also weakens the Federal preemption rules that have been applicable for national banks and Federal savings associations, and gives state attorney generals the ability to enforce Federal consumer protection laws.
Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. The Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” The rule sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge a lender’s determination that a loan was in fact a Qualified Mortgage. The qualified mortgage rule has yet to be fully addressed by the foreclosure courts and depending on the interpretation of these rules, collectability of non-qualifying mortgages could be subject to future action by the courts. See Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, such as the Bank.
The Dodd-Frank Act also directed the FRB to issue rules to limit debit card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. The FRB issued a final rule which caps an issuer’s debit card interchange base fee at twenty-one cents ($0.21) per transaction and allows an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Bank’s average interchange fee per transaction is thirty-nine cents ($0.39). The Dodd-Frank Act exempts from the FRB’s rule banks with assets less than $10 billion. At December 31, 2019, the Bank was exempt from this rule. As a result of the acquisitions of Two River and Country Bank on January 1, 2020, the Bank’s assets exceeded $10 billion. Assuming the Bank maintains assets over $10 billion, it will be subject to reduced interchange fees beginning in July 2021 of approximately $2.0 million for 2021, or $4.0 million annualized. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2019, the Bank’s revenues from interchange fees was $9.5 million, an increase of $1.0 million from 2018.
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
At December 31, 2019, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2019:

				Capital
As of December 31, 2019	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$791,746	$311,289	$480,457	10.17%	4.00%
Common equity Tier 1 (to risk-weighted assets)	729,095	420,273	308,822	12.14	7.00	(1)
Tier 1 capital (to risk-weighted assets)	791,746	510,331	281,415	13.19	8.50	(1)
Total capital (to risk-weighted assets)	844,977	630,409	214,568	14.07	10.50	(1)

(1)	Includes the Capital Conservation Buffer of 2.50%
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
A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and insurance agency activities; merchant banking; and activities that the FRB determines to be financial in nature or incidental to a financial activity or which are complementary to a financial activity and do not pose a safety and soundness risk.
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
As noted, the risk-based capital standards for banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0%, and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Unrealized gains and losses on certain “available-for-sale” securities are included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank has exercised the opt-out. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, federal regulators take into consideration, not only these numeric factors, but qualitative factors as well, and have the authority to establish higher capital requirements for individual banks where necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement has been phased in, incrementally, over the past four years beginning January 1, 2016. The phase in of the capital conservation buffer started at 0.625% on January 1, 2016, and increased to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.50% on January 1, 2019, when the full capital conservation buffer requirement became effective. Both the Bank and the Company are in compliance with the capital conservation buffer requirements applicable to them.
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
At December 31, 2019, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2019:

				Capital
As of December 31, 2019	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$779,108	$310,798	$468,310	10.03%	4.00%
Common equity Tier 1 (to risk-weighted assets)	779,108	420,106	359,002	12.98	7.00	(1)
Tier 1 capital (to risk-weighted assets)	779,108	510,129	268,979	12.98	8.50	(1)
Total capital (to risk-weighted assets)	797,339	630,159	167,180	13.29	10.50	(1)

(1)	Includes the Capital Conservation Buffer of 2.50%
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
An institution is classified as “well capitalized” if:

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 6.5%; and

•	its ratio to Tier 1 capital to risk-weighted assets is at least 8%; and

•	its ratio of total capital to risk-weighted assets is at least 10%.
An institution is classified as “adequately capitalized” if:

•	its ratio of Tier 1 capital to total assets is at least 4%; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 4.5%; and

•	its ratio to Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of total capital to risk-weighted assets is at least 8%.

An institution is classified as “undercapitalized” if:

•	its leverage ratio is less than 4%; and

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 4.5%; and

•	its ratio to Tier 1 risk based capital is at less than 6%; and

•	its ratio of total capital to risk-weighted assets is at least 8%.
An institution is classified as “significantly undercapitalized” if:

•	its leverage ratio is less than 3%; or

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 3%; or

•	its ratio to Tier 1 risk based capital is at less than 4%; or

•	its total risk-based capital is less than 6%.
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
In 2011, the FDIC approved a final rule required by the Dodd-Frank Act, that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the DIF. The rule finalized a target size for the DIF at 2% of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provided for a lower rate schedule when the reserve ratio reaches 2% and 2.5%. In addition, the FDIC set a targeted reserve ratio of 1.35% by September 30, 2018, and provided that the FDIC would award assessment credits to banks with consolidated assets less than $10 billion, for the portion of the assessment that contributed to the growth in the reserve ratio, if the target was met. The rule lowered overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total are between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor.
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
On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent. Because the reserve ratio has exceeded 1.35 percent threshold, the FDIC awarded assessment credits to banks with consolidated assets less than $10 billion, for the portion of the assessment that contributed to the growth in the reserve ratio. The Company received the FDIC assessment credits during the second half of 2019.
The total expense incurred in 2019 and 2018 for the deposit insurance assessment and the FICO payments were $1.1 million and $2.4 million, respectively.
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
Assessments. Banking institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2019 and 2018 totaled $1.2 million and $1.3 million, respectively.
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
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.125% of mortgage-related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2019 and 2018 of $31.9 million and $28.8 million, respectively.
Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations are adjusted annually and generally provide that reserves be maintained against aggregate transaction accounts. At December 31, 2019, the reserve requirements were as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempt from the reserve requirements. The Bank complies with the foregoing requirements. For 2020, the FRB has set the 3% reserve limit at $127.5 million and the exemption at $16.9 million.
In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $30.4 million and $28.0 million at December 31, 2019 and 2018, respectively.
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
Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 50% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 65% of any dividends received may be deducted.
Tax Reform. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted resulting in significant modifications to existing law, including a reduction in the statutory rate from 35% in 2017, to 21% in 2018. As a result of the Tax Reform, the Company was required to revalue its deferred tax asset, resulting in no impact for the year ended December 31, 2019, a tax benefit of $1.9 million, for the year ended December 31, 2018, and a tax expense of $3.6 million for the year ended December 31, 2017.
State and Local Taxation
New Jersey Taxation. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, the Bank is subject to a tax rate of 9% of taxable income. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations).
The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. New Jersey also imposes a temporary surtax of 2.5% for 2018 and 2019, and 1.5% for 2020 and 2021. If the Company meets certain requirements, it is eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 3.60% (40% of 9%) of taxable income. The Company did not qualify as a New Jersey Investment Company. For 2019 and prospectively, New Jersey law requires combined filing for members of an affiliated group but excludes companies that qualify as a New Jersey Investment Company.
OceanFirst REIT Holdings, Inc. files a separate New Jersey income tax return since it qualifies as a New Jersey Investment Company. It is taxed at a rate presently equal to 3.60% of taxable income.
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
A downturn in the local economy or in local real estate values could adversely impact profits. Most of the Bank’s loans are secured by real estate and are made to borrowers throughout New Jersey and the metropolitan areas of Philadelphia and New York City, as well as their surrounding areas. A downturn in the local economy or a decline in real estate values could increase the amount of non-performing loans and cause residential and commercial real estate loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.
The Bank’s emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2019, $3.5 billion, or 56.1%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial and industrial loans. This portfolio has grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. In addition, many of these loans were acquired through the Company’s recent acquisitions, and were not underwritten by the Bank and were made to borrowers with whom the Company and the Bank do not have longstanding relationships.

The Company has grown and may continue to grow through acquisitions. To be successful as a larger institution, the Company must successfully integrate the operations and retain the customers of acquired institutions, attract and retain the management required to successfully manage larger operations, and control costs. Since July 31, 2015, the Company has acquired Colonial American, Cape, Ocean Shore, Sun, and Capital Bank. On January 1, 2020, the Company acquired Two River and Country Bank.
Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of the acquired institutions and retain the employees and customers of those institutions. If the Company is unable to successfully manage the integration of the separate cultures, employee and customer bases and operating systems of the acquired institutions, and any other institutions that may be acquired in the future, the Company’s results of operations may be adversely affected.
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
A significant portion of the Company’s loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet the Company’s credit standards. Since these loans were acquired as part of the Company’s acquisitions of other depository institutions, they were not underwritten or originated in accordance with the Company’s credit standards, and the Company does not have long-standing relationships with many of these borrowers. As a result, the acquired loans are re-risk rated based on the Company’s credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards. Although the Company reviewed the loan portfolios of each institution acquired as part of the diligence process, and has established reasonable credit marks with regard to all loans acquired, no assurance can be given that the Company will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on the Company’s business, financial condition and results of operations.
Future acquisition activity could dilute tangible book value. Both nationally and locally, the banking industry is undergoing consolidation marked by numerous mergers and acquisitions. From time-to-time, the Company may be presented with opportunities to acquire institutions and/or bank branches which result in discussions and negotiations. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of tangible book value per share.
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
The Bank’s allowance for loan losses may be inadequate, which could hurt the Company’s earnings. The Bank’s allowance for loan losses may prove to be inadequate to cover actual loan losses and if the Bank is required to increase its allowance, current earnings may be reduced. The Bank provides for losses by reserving what it believes to be an adequate amount to absorb any probable incurred losses. A “charge-off” reduces the Bank’s reserve for possible loan losses. If the Bank’s reserves were insufficient, it would be required to record a larger reserve, which would reduce earnings for that period. Further, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” that will be effective for interim and annual reporting periods beginning after December 15, 2019. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable. The Company’s current expected credit loss (“CECL”) implementation efforts are in process and continue to focus on model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Certain elements of the calculation are pending finalization, including refinement of the model assumptions, the qualitative framework, internal control design, model validation, and the operational control framework to support the new process. Furthermore, changes to the economic forecasts within the model could positively or negatively impact the actual results. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.
The foreclosure process in New Jersey may adversely impact the Bank’s recoveries on non-performing loans. The Judicial foreclosure process in New Jersey is protracted, which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. Although the Company is not currently materially impacted by foreclosures, this may result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses.
The interest rate environment could adversely affect results of operations and financial condition. The Bank’s ability to make a profit largely depends on net interest income, which could be negatively affected by changes in interest rates. The interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities are generally fixed for a contractual period of time. Interest-bearing liabilities generally have shorter contractual maturities than interest-earning assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on interest-earning assets may not increase as rapidly as the interest paid on interest-bearing liabilities. Additionally, a flat or an inverted yield curve, where short-term rates are close to, or below, long-term rates, could adversely affect the Company’s financial condition and results of operations.
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
Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2019, the Company maintained a debt securities portfolio of $919.8 million, of which $151.0 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.
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

At December 31, 2019 the debt securities portfolio included corporate debt securities in an unrealized loss position for greater than one year. The debt securities in a loss position had a book value of $39.8 million and an estimated fair value of $37.6 million. At December 31, 2019, the Company determined that no other-than-temporary impairment charge was required. However, the Company may be required to recognize an other-than-temporary impairment charge related to these securities if circumstances change.
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
The Dodd-Frank Act also directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. At December 31, 2019, the Bank was exempt from this rule. As a result of the acquisitions of Two River and Country Bank on January 1, 2020, the Bank’s assets exceeded to $10 billion. Assuming the Bank maintains assets over $10 billion, it will be subject to reduced interchange fees beginning in July 2021. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2019, the Bank’s revenues from interchange fees were $9.5 million, an increase of $1.0 million from 2018. See Regulation and Supervision, General, The Dodd-Frank Act.
In July 2013 the FDIC and the other Federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. See Regulation and Supervision, General, The Dodd-Frank Act.
As part of its lending activity, the Company may enter into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. Offering these products can subject the Company to additional regulatory oversight and cost, as well as additional risk. Title VII of the Dodd-Frank Act contains a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. Even though many of the requirements do not impact the Company directly, since the Bank does not meet the definition of swap dealer or “major swap participant,” the Company continues to review and evaluate the extent to which such requirements impact its business indirectly. On November 5, 2018, the Commodity Futures Trading Commission (“CFTC”) issued a final rule that sets the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8.0 billion in swap dealing activity entered into by a person over the preceding 12 months. The Bank’s swap dealing activities are currently below this threshold.
In addition, the initial margin requirements for non-centrally cleared swaps and security-based swaps will be effective for the Bank’s swap counterparties that are swap dealers on September 1, 2021, at which time such counterparties will be required to collect initial margin from the Bank. The initial margin requirements were issued for the purpose of ensuring safety and soundness of swap trading in light of the risk to the financial system associated with non-cleared swaps activity. The Bank is currently working towards meeting compliance with the initial margin requirements.

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
In attracting consumer, business and public fund deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, stronger asset quality and performance, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits.

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
The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2019, these relationships included public school districts, local municipal governments, and cooperative health insurance funds, and such deposits accounted for approximately 24.5% of the Company’s total deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities may deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits and financing opportunities.
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

Following the financial crisis of 2007-2008 the FRB began a process of lowering short-term interest rates and purchasing long-term Treasury securities and mortgage-backed securities (“quantitative easing”). Quantitative easing ended in 2014 but the FRB did not begin to reduce its bond holdings until 2018 (“quantitative tightening”). The impact of this portfolio reduction process has been difficult to discern as the FRB steadily increased short-term interest rates throughout 2018 before easing rates again in mid 2019. The GSE’s have remained in government conservatorship awaiting reform of the housing finance system. Eventually, the FRB will complete quantitative tightening and Congress will complete reform of the GSE’s. These factors could have mixed, and potentially negative, effects on the ability of the Bank to originate residential mortgage loans and grow its residential mortgage loan portfolios, which could have a materially adverse impact on the Bank’s earnings.
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
The Company may incur impairments to goodwill. At December 31, 2019, the Company had $374.6 million in goodwill which is evaluated for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. The Company operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
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
The changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for loan losses, which would reduce profitability and could have a material adverse effect on the Company’s business, financial condition and results of operations.
Recent New Jersey legislative changes may increase tax expense. In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase the Company’s state income tax liability and overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. As a result of the change in New Jersey tax code, the Company revalued its deferred tax asset resulting in a reduction of state income tax expense of $2.2 million for the year ended December 31, 2019. The Company expects state tax expense to increase in future periods as a result of these changes.
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
The Company’s business, financial condition and result of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events. The Company could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic disease, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers which could limit the Company’s ability to provide services.
Since the beginning of January 2020, the coronavirus outbreak has caused disruption in the financial markets both globally and in the United States. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to negatively impact economic activities in many countries, including the United States, including the business of the Bank’s borrowers. The spread of the coronavirus to the United States, could have a negative material impact on the business, services, asset quality, financial condition and results of operations of the Company.
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
Elimination of LIBOR and uncertainty of its replacement may adversely affect the Company. In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. Although uncertain, the ARRC announced Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.

The Company will be subject to heightened regulatory requirements if total assets exceed $10 billion. The Company’s total assets were $8.2 billion at December 31, 2019 and $10.2 billion at January 1, 2020, after closing on the Two River and Country Bank acquisitions. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
Additional costs will be incurred to implement processes, procedures, and monitoring of compliance with these imposed requirements, including investing significant management attention and resources to make necessary changes to comply with the new statutory and regulatory requirements under the Dodd-Frank Act. The Company faces the risk of failing to meet these requirements, which may negatively impact results of operations and financial condition. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations would have is unpredictable, these changes could be materially adverse to the Company’s investors.
Controls and procedures may fail or be circumvented, which , if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact the Company’s stock price. Management routinely reviews and updates internal controls. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company, the results of operations and financial condition, investor confidence, and stock price.
As disclosed in Part II, Item 9A, management identified material weaknesses in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access over the core banking information technology (“IT”) system used for financial reporting and monitoring controls that were designed to address completeness and accuracy of daily reports generated by the core banking IT system for the period ended December 31, 2018. As a result, management concluded that the internal control over financial reporting was not effective as of December 31, 2018.
During the first quarter of 2019, management initiated remediation efforts. Throughout the year, management completed the implementation of enhanced user access over the core banking IT system as well as enhanced monitoring controls to address the completeness and accuracy of daily reports generated by the core banking IT system. Management evaluated the new controls and procedures and concluded that the internal control over financial reporting was effective as of December 31, 2019.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2019, the Bank conducted its business through its branch office and headquarters located in Toms River, its branch and administrative office located in Red Bank, 54 additional branch offices and five deposit production facilities located throughout central and southern New Jersey. The Bank also operates commercial loan production offices in New York City, Philadelphia and in Atlantic and Mercer Counties in New Jersey.
On January 1, 2020, the Bank acquired an additional 14 branches and one loan production office as part of the Two River acquisition and five branches and one loan production office as part of the Country Bank acquisition. The Company expects to consolidate eight branches, primarily as a result of the Two River merger, and expects to consolidate at least five additional branches independent of the acquisitions, all within the second quarter of 2020.

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
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index, the SNL Thrift Index and the SNL Bank Index for the period December 31, 2014 through December 31, 2019. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
OceanFirst Financial Corp.	100.00	120.39	185.73	165.90	145.58	169.86
Nasdaq Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Thrift Index	100.00	112.45	137.74	136.74	115.17	141.80
SNL Bank Index	100.00	101.71	128.51	151.75	126.12	170.79

For the years ended December 31, 2019 and 2018, the Company paid an annual cash dividend of $0.68 and $0.62 per share, respectively.
On April 27, 2017, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 1.6 million shares, of which 167,996 shares remain available for repurchase at December 31, 2019. On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 2.5 million shares, of which all 2.5 million shares remain available for repurchase at December 31, 2019. Information regarding the Company’s common stock purchases for the three month period ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	340,990	$23.50	340,990	167,996
November 1, 2019 through November 30, 2019	—	—	—	167,996
December 1, 2019 through December 31, 2019	—	—	—	2,667,996

Item 6.	Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$8,246,145	$7,516,154	$5,416,006	$5,166,917	$2,593,068
Debt securities available-for-sale, at estimated fair value	150,960	100,717	81,581	20,775	29,902
Debt securities held-to-maturity, net	768,873	846,810	764,062	589,912	394,813
Equity investments, at estimated fair value	10,136	9,655	8,700	—	—
Restricted equity investments, at cost	62,356	56,784	19,724	19,313	19,978
Loans receivable, net	6,207,680	5,579,222	3,965,773	3,803,443	1,970,703
Deposits	6,328,777	5,814,569	4,342,798	4,187,750	1,916,678
Federal Home Loan Bank advances	519,260	449,383	288,691	250,498	324,385
Securities sold under agreements to repurchase and other borrowings	168,540	161,290	136,187	126,494	98,372
Stockholders’ equity	1,153,119	1,039,358	601,941	571,903	238,446

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$308,794	$276,654	$188,829	$133,425	$85,863
Interest expense	52,823	36,152	19,611	13,163	9,034
Net interest income	255,971	240,502	169,218	120,262	76,829
Provision for loan losses	1,636	3,490	4,445	2,623	1,275
Net interest income after provision for loan losses	254,335	237,012	164,773	117,639	75,554
Other income	42,165	34,827	27,072	20,412	16,426
Operating expenses	169,589	156,275	112,022	86,182	58,897
Federal Home Loan Bank advance prepayment fee	—	—	—	136	—
Branch consolidation expense	9,050	3,151	6,205	—	—
Merger related expenses	10,503	26,911	8,293	16,534	1,878
Income before provision for income taxes	107,358	85,502	65,325	35,199	31,205
Provision for income taxes	18,784	13,570	22,855	12,153	10,883
Net income	$88,574	$71,932	$42,470	$23,046	$20,322
Basic earnings per share	$1.77	$1.54	$1.32	$1.00	$1.22
Diluted earnings per share	$1.75	$1.51	$1.28	$0.98	$1.21

(continued)

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)	1.10%	0.98%	0.80%	0.62%	0.82%
Return on average stockholders’ equity (2)	7.84	7.31	7.20	6.08	8.92
Return on average tangible stockholders’ equity (2)(3)	11.96	11.16	9.82	7.13	8.96
Stockholders’ equity to total assets	13.98	13.83	11.11	11.07	9.19
Tangible stockholders’ equity to tangible assets (3)	9.71	9.55	8.42	8.30	9.12
Net interest rate spread (4)	3.40	3.57	3.44	3.38	3.18
Net interest margin (5)	3.62	3.71	3.53	3.47	3.28
Average interest-earning assets to average interest-bearing liabilities	128.51	124.96	122.99	122.46	123.80
Operating expenses to average assets (2)	2.35	2.53	2.39	2.76	2.47
Efficiency ratio (2)(6)	63.44	67.68	64.46	73.11	65.17
Loan to deposit ratio	98.09	95.95	91.32	90.82	102.82
Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (7)(8)	0.29	0.31	0.52	0.35	0.91
Non-performing assets as a percent of total assets (8)	0.22	0.25	0.54	0.45	1.05
Allowance for loan losses as a percent of total loans receivable (9)	0.27	0.30	0.40	0.40	0.84
Allowance for loan losses as a percent of total non-performing loans (8)	94.41	95.19	75.35	111.92	91.51
Wealth Management:
Assets under administration (000’s)	$195,415	$184,476	$233,185	$218,336	$229,039
Per Share Data:
Cash dividends per common share	$0.68	$0.62	$0.60	$0.54	$0.52
Stockholders’ equity per common share at end of period	22.88	21.68	18.47	17.80	13.79
Tangible stockholders’ equity per common share at end of period (3)	15.13	14.26	13.58	12.94	13.67
Number of full-service customer facilities:	56	59	46	61	27

(1)	With the exception of end of year ratios, all ratios are based on average daily balances.

(2)
Performance ratios for 2019 include merger related expenses, branch consolidation expenses, non-recurring professional fees, compensation expense due to the retirement of an executive officer, and the reduction in income tax expense from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code of $20.6 million with an after tax cost of $16.3 million. Performance ratios for 2018 include merger related expenses, branch consolidation expenses, and an income tax benefit related to Tax Reform of $28.2 million with an after tax cost of $22.2 million. Performance ratios for 2017 include merger related expenses, branch consolidation expenses, and additional income tax expense related to Tax Reform of $18.1 million with an after tax cost of $13.5 million. Performance ratios for 2016 include merger related expenses and the Federal Home Loan Bank advance prepayment fee totaling $16.7 million with an after tax cost of $11.9 million. Performance ratios for 2015 include merger related expenses of $1.9 million with an after tax cost of $1.3 million.

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

(9)
The loans acquired from Capital Bank, Sun, Ocean Shore, Cape, and Colonial American were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for loan losses, was $30.3 million, $31.6 million, $17.5 million, $26.0 million, and $2.2 million at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s Conversion.
The Company conducts business primarily through its ownership of the Bank which, at December 31, 2019, operated its branch office and headquarters in Toms River, its branch and administrative office located in Red Bank, 54 additional branch offices and five deposit production facilities located throughout central and southern New Jersey. The Bank also operates commercial loan production offices in New York City, the greater Philadelphia area and in Atlantic and Mercer Counties in New Jersey. On January 1, 2020, the Bank acquired an additional 14 branches and one loan office as part of the Two River acquisition and five branches and one loan office as part of the Country Bank acquisition.
The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management, deposit account services, Bank Owned Life Insurance, derivative fee income and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions including levels of unemployment and real estate values as well as changes in market interest rates, government policies and actions of regulatory agencies.
Acquisitions
On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”) which added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. Sun’s results of operations are included in the consolidated results for the period from February 1, 2018 to December 31, 2018.
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”) which added $494.7 million to assets, $307.8 million to loans, and $449.0 million to deposits. Capital Bank’s results of operations are included he consolidated results for the period from February 1, 2019 to December 31, 2019.
On January 1, 2020, the Company completed its acquisition of Two River Bancorp (“Two River”). Based on the $25.54 per share closing price of the Company’s common stock on December 31, 2019, the total transaction value was $197.1 million. The acquisition added $1.1 billion to assets, $938 million to loans, and $942 million to deposits. Two River’s results of operations are not included in any of the periods presented herein.
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”). Based on the $25.54 per share closing price of the Company’s common stock on December 31, 2019, the total transaction value was $112.8 million. The acquisition added $798 million to assets, $616 million to loans, and $654 million to deposits. Country Bank’s results of operations are not included in any of the periods presented herein.
These transactions have enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey and have provided the Company with the opportunity to grow business lines, expand geographic footprint and improve financial performance. The Company will continue to evaluate potential acquisition opportunities for those that are expected to create stockholder value.
Strategy
The Company operates as a full-service community bank delivering commercial and consumer financing solutions, deposit services and wealth management throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with larger, out-of-market financial service providers through its local and digital focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products and by having an ability to extend larger credits.
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
Growing Commercial Loans
With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank has strategically and steadily added experienced commercial lenders throughout its market area over the past few years. In 2015, a loan production office was opened in Mercer County to better serve the central New Jersey market area. An additional loan production office in the Philadelphia area was acquired on May 2, 2016 as part of the Cape transaction. Subsequently in 2019, the Bank expanded its presence in the greater Philadelphia and New York City markets. At December 31, 2019, commercial loans represented 66.9% of the loan pipeline and 56.1% of the Bank’s total loans, as compared to 55.7% and 42.6% at December 31, 2014, respectively. Commercial loan products entail a higher degree of credit risk than is involved in one-to-four family residential mortgage lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring. See “Risk Factors – Increased emphasis on commercial lending may expose the Bank to increased lending risks.”
Increasing Core Deposits
The Bank seeks to increase core deposit (all deposits excluding time deposits) market share in its primary market area by improving market penetration. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposit ratio was 85.2% at December 31, 2019, and the loan to deposit ratio was 98.1%.
Enhancing Non-Interest Income
Management continues to diversify the Bank’s product line and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in areas such as derivative contracts, trust and asset management and digital product offerings. The Bank also offers investment products for sale through its retail branch network. In late 2018, the Bank replaced its third party broker/dealer investment sales program with a hybrid robo-advisor product offered by the Bank’s partner, Nest Egg, a registered investment adviser. Nest Egg is an investment platform that helps define and reach financial goals by providing access to high quality and cost-effective investments. It includes web-based tools as well as access to personal financial advisors via phone, chat, or video. At December 31, 2019, the Company had an ownership interest of less than 20% in NestEgg and a seat on the Board of Directors.
Branch Rationalization and Service Delivery
Management continues to evaluate the Bank’s branch network for consolidation opportunities. The Bank anticipates at least 13 branch consolidations in 2020, of which eight are a result of the Two River merger. This follows the consolidation of eight and 17 branches in 2019 and 2018, respectively. In addition to branch consolidation, the Bank is adapting to the industry wide trend of declining branch activity by transitioning to a universal banker staffing model, with a smaller branch staff handling sales and service transactions, as well as increasing the marketing of products that feature digital and mobile service. In certain locations, routine transactions are handled through “Video Teller Machines,” an advanced technology with live team members in a remote location performing transactions for multiple Video Teller Machines. The Bank is also investing in multiple digital services to enhance the customer experience and improve security. At December 31, 2019, a majority of the branch staff were trained as Certified Digital Bankers to better support customers use and adoption of digital services.
Capital Management
In addition to the objectives described above, the Company actively manages its capital position to improve return on tangible equity. The Company has, over the past few years, implemented or announced, five stock repurchase programs. The most recent plan to repurchase up to 5% of outstanding common stock was announced on December 18, 2019 to repurchase up to an additional 2.5 million shares. This amount is in addition to the remaining 167,996 shares available under the 2017 Repurchase Program. For the year ended December 31, 2019, the Company repurchased 1.1 million shares of its common stock under these repurchase programs. At December 31, 2019, 2.7 million shares remain available for repurchase.

Summary
Highlights of the Company’s financial results for the year ended December 31, 2019 were as follows:
Total assets increased to $8.246 billion at December 31, 2019, from $7.516 billion at December 31, 2018. Loans receivable, net increased by $628.5 million at December 31, 2019, as compared to December 31, 2018, while deposits increased $514.2 million over the same period. The increases were primarily the result of the Capital Bank acquisition.
Net income for the year ended December 31, 2019 was $88.6 million, or $1.75 per diluted share, as compared to net income of $71.9 million, or $1.51 per diluted share for the prior year. Net income for the year ended December 31, 2019 includes merger related expenses, branch consolidation expenses, non-recurring professional fees, compensation expense due to the retirement of an executive officer, and reduction in income tax expense from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code. These items decreased net income, net of tax, for the year ended December 31, 2019 by $16.3 million. Net income for the year ended December 31, 2018 included merger related expenses, branch consolidation expenses, and reduction of income tax expense from the revaluation of deferred tax assets as a result of the Tax Cuts and Jobs Act (“Tax Reform”) of $22.2 million, net of tax. These items reduced diluted earnings per share by $0.32 and $0.47, respectively, for the years ended December 31, 2019 and 2018. Excluding these items, net income for the year ended December 31, 2019 increased over the prior year period.
The Company remains well-capitalized with a tangible common equity ratio of 9.71% at December 31, 2019.
Critical Accounting Policies
Note 1 Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2019 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for loan losses are the most critical accounting policies because it is important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. Critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
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
Acquired loans are marked to fair value on the date of acquisition and are evaluated on a quarterly basis to ensure the necessary purchase accounting updates are made in parallel with the allowance for loan loss calculation. Acquired loans that have been renewed since acquisition are included in the allowance for loan loss calculation since these loans have been underwritten to the Bank’s guidelines. Acquired loans that have not been renewed since acquisition, or that have a Purchased Credit Impaired (“PCI”) mark, are excluded from the allowance for loan loss calculation. The Bank calculates a general valuation allowance for these excluded acquired loans without a PCI mark and compares that to the remaining general credit and interest rate marks. To the extent the remaining general credit and interest rate marks exceed the calculated general valuation allowance, no additional reserve is required. If the calculated general valuation allowance exceeds the remaining general credit and interest rate marks, the Bank would record an adjustment to the extent necessary.
The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all impaired loans (excluding PCI loans). The Bank defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000 for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings. For collateral dependent loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs. Impairment for all other impaired loans is calculated based on a combination of the estimated fair value of non-real estate collateral, personal guarantees, or the present value of the expected future cash flows.

Generally, for collateral dependent real estate loans, the Bank obtains an updated collateral appraisal once the loan is impaired. For impaired residential real estate loans, the appraisal is generally updated annually if the loan remains delinquent for an extended period. For impaired commercial real estate loans, the Bank assesses whether there has likely been an adverse change in the collateral value supporting the loan. The Bank utilizes information based on its knowledge of changes in real estate conditions in its lending area to identify whether a possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated commercial real estate appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
A general allowance is determined for all loans that are not individually evaluated for impairment (excluding acquired loans that have not been renewed under the Bank’s underwriting criteria). In determining the level of the general allowance, the Bank segments the loan portfolio into the following portfolio segments: residential real estate; consumer; investor-owned commercial real estate; owner-occupied commercial real estate; construction and land; and commercial and industrial.
The portfolio segments are further segmented by delinquency status or risk rating. An estimated loss factor is then applied to the outstanding principal loan balance of the delinquency status or risk rating category for each portfolio segment. To determine the loss factor, the Bank utilizes historical loss experience adjusted for certain qualitative factors and the loss emergence period.
The Bank’s historical loss experience is based on a rolling 36-month look-back period for each portfolio segment. The look-back period was selected based on (1) management’s judgment that this period captures sufficient loss events (in both dollar terms and number of individual events) to be relevant; and (2) that the Bank’s underwriting criteria and risk characteristics have remained relatively stable throughout this period.
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
The Bank calculates and analyzes the loss emergence period on an annual basis or more frequently if conditions warrant. The Bank’s methodology is to use loss events in the past 12 quarters to determine the loss emergence period for each loan segment. The loss emergence period is specific to each portfolio segment. It represents the amount of time that has elapsed between (1) the occurrence of a loss event, which resulted in a potential loss and (2) the confirmation of the potential loss, when the Bank records an initial charge-off or downgrades the risk-rating of the loan to substandard.
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
Of the Bank’s loan portfolio, 92.2% is secured by real estate, whether consumer or commercial. Additionally, most of the Bank’s borrowers are located throughout New Jersey and the metropolitan areas of Philadelphia and New York City. These concentrations may adversely affect the Bank’s loan loss experience should local real estate values decline or should the markets served experience difficult economic conditions including increased unemployment or should the area be affected by a natural disaster such as a hurricane or flooding.
Management believes the primary risk characteristics for each portfolio segment are a decline in the general economy, including elevated levels of unemployment, a decline in real estate market values and rising interest rates. Any one or a combination of these events may adversely affect the borrowers’ ability to repay their loans, resulting in increased delinquencies, loan charge-offs and higher provisions for loan losses.

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
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2019, 2018 and 2017. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	For the Year Ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$57,742	$1,299	2.25%	$49,683	$896	1.80%	$137,957	$1,449	1.05%
Securities (1)	1,048,779	27,564	2.63	1,073,454	26,209	2.44	796,392	16,792	2.11
Loans receivable, net (2)
Commercial	3,329,396	168,507	5.06	3,012,521	149,965	4.98	1,858,842	87,706	4.72
Residential	2,204,931	87,729	3.98	1,965,395	79,805	4.06	1,726,020	69,784	4.04
Home Equity	339,896	18,284	5.38	357,137	17,991	5.04	282,128	13,003	4.61
Other	107,672	5,411	5.03	35,424	1,788	5.05	1,156	95	8.22
Allowance for loan loss net of deferred loan fees	(8,880)	—	—	(9,972)	—	—	(12,251)	—	—
Loans receivable, net (2)	5,973,015	279,931	4.69	5,360,505	249,549	4.66	3,855,895	170,588	4.42
Total interest-earning assets	7,079,536	308,794	4.36	6,483,642	276,654	4.27	4,790,244	188,829	3.94
Non-interest-earning assets	964,920			880,836			501,929
Total assets	$8,044,456			$7,364,478			$5,292,173
Liabilities and Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,517,068	16,820	0.67%	$2,336,917	9,219	0.39%	$1,796,370	4,533	0.25%
Money market	605,607	4,919	0.81	571,997	2,818	0.49	410,373	1,213	0.30
Savings	906,086	1,195	0.13	877,179	990	0.11	672,315	345	0.05
Time deposits	929,488	15,498	1.67	858,978	9,551	1.11	625,847	6,245	1.00
Total	4,958,249	38,432	0.78	4,645,071	22,578	0.49	3,504,905	12,336	0.35
FHLB advances	387,925	8,441	2.18	382,464	7,885	2.06	258,870	4,486	1.73
Securities sold under agreements to repurchase	64,525	276	0.43	66,340	168	0.25	74,712	121	0.16
Other borrowings	98,095	5,674	5.78	94,644	5,521	5.83	56,457	2,668	4.73
Total interest-bearing liabilities	5,508,794	52,823	0.96	5,188,519	36,152	0.70	3,894,944	19,611	0.50
Non-interest-bearing deposits	1,325,836			1,135,602			776,344
Non-interest-bearing liabilities	80,028			56,098			31,004
Total liabilities	6,914,658			6,380,219			4,702,292
Stockholders’ equity	1,129,798			984,259			589,881
Total liabilities and equity	$8,044,456			$7,364,478			$5,292,173
Net interest income		$255,971			$240,502			$169,218
Net interest rate spread (3)			3.40%			3.57%			3.44%
Net interest margin (4)			3.62%			3.71%			3.53%
Total cost of deposits (including non-interest-bearing deposits)			0.61%			0.39%			0.29%
Ratio of interest-earning assets to interest-bearing liabilities	128.51%			124.96%			122.99%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared to			Compared to
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$159	$244	$403	$(1,239)	$686	$(553)
Securities	(621)	1,976	1,355	6,496	2,921	9,417
Loans receivable, net
Commercial	16,085	2,457	18,542	57,184	5,075	62,259
Residential	9,528	(1,604)	7,924	9,676	345	10,021
Home Equity	(891)	1,184	293	3,693	1,295	4,988
Other	3,630	(7)	3,623	1,744	(51)	1,693
Loans receivable, net	28,352	2,030	30,382	72,297	6,664	78,961
Total interest-earning assets	27,890	4,250	32,140	77,554	10,271	87,825
Interest-bearing liabilities:
Interest-bearing checking	737	6,864	7,601	1,638	3,048	4,686
Money market	173	1,928	2,101	615	990	1,605
Savings	31	174	205	131	514	645
Time deposits	832	5,115	5,947	2,552	754	3,306
Total	1,773	14,081	15,854	4,936	5,306	10,242
FHLB advances	109	447	556	2,429	970	3,399
Securities sold under agreements to repurchase	(5)	113	108	(15)	62	47
Other borrowings	200	(47)	153	2,123	730	2,853
Total interest-bearing liabilities	2,077	14,594	16,671	9,473	7,068	16,541
Net change in net interest income	$25,813	$(10,344)	$15,469	$68,081	$3,203	$71,284
Comparison of Financial Condition at December 31, 2019 and December 31, 2018
Total assets increased by $730.0 million to $8.246 billion at December 31, 2019, from $7.516 billion at December 31, 2018, primarily as a result of the acquisition of Capital Bank, which added $494.7 million to total assets. Loans receivable, net, increased by $628.5 million, to $6.208 billion at December 31, 2019, from $5.579 billion at December 31, 2018, primarily due to acquired loans of $307.8 million. As part of the acquisition of Capital Bank, the Company’s goodwill balance increased to $374.6 million at December 31, 2019, from $338.4 million at December 31, 2018. Other assets increased by $95.4 million to $119.5 million at December 31, 2019, from $24.1 million at December 31, 2018, primarily due to consideration held in escrow in advance of the acquisition closings on January 1, 2020, of $47.0 million and the right of use assets recorded related to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), of $18.7 million. The core deposit intangible decreased to $15.6 million at December 31, 2019, from $17.0 million at December 31, 2018 due to amortization of core deposit intangible, partially offset by the increase from the acquisition of Capital Bank.
Deposits increased by $514.2 million, to $6.329 billion at December 31, 2019, from $5.815 billion at December 31, 2018, primarily due to acquired deposits of $449.0 million. The loan-to-deposit ratio at December 31, 2019 was 98.1%, as compared to 96.0% at December 31, 2018. Other liabilities increased by $25.1 million to $62.6 million at December 31, 2019, from $37.5 million at

December 31, 2018, primarily due to the right of use liability recorded related to the adoption of ASU 2016-02, Leases (Topic 842), of $18.9 million.
Stockholders’ equity increased to $1.153 billion at December 31, 2019, as compared to $1.039 billion at December 31, 2018. The acquisition of Capital Bank added $76.4 million to stockholders’ equity. On December 18, 2019, the Company announced the authorization of the Board of Directors of the 2019 Stock Repurchase Program to repurchase approximately 5% of the Company’s outstanding common stock up to an additional 2.5 million shares. This amount is in addition to the remaining 167,996 shares available under the existing 2017 Repurchase Program. During the year ended December 31, 2019, the Company repurchased 1.1 million shares under these repurchase programs at a weighted average cost of $23.12. Tangible stockholders’ equity per common share increased to $15.13 at December 31, 2019, as compared to $14.26 at December 31, 2018.
Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018
General
Net income for the year ended December 31, 2019 was $88.6 million, or $1.75 per diluted share, as compared to $71.9 million, or $1.51 per diluted share, for the corresponding prior year period. Net income for the year ended December 31, 2019 included merger related expenses, branch consolidation expenses, non-recurring professional fees, compensation expense due to the retirement of an executive officer, and reduction in income tax expense from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code, which decreased net income, net of tax benefit, by $16.3 million. Net income for the year ended December 31, 2018 included merger related expenses, branch consolidation expenses, and reduction of income tax expense from the revaluation of deferred tax assets as a result of the Tax Reform, which decreased net income, net of tax benefit, by $22.2 million for the year. Excluding these items, net income for the year ended December 31, 2019 increased over the prior year period.
Interest Income
Interest income for the year ended December 31, 2019, increased to $308.8 million, as compared to $276.7 million, in the prior year. Average interest-earning assets increased $595.9 million for the year ended December 31, 2019, as compared to the prior year. The average for the year ended December 31, 2019, was favorably impacted by $341.9 million of interest-earning assets acquired from Capital Bank. Average loans receivable, net, increased by $612.5 million for the year ended December 31, 2019, as compared to the prior year. The increase was primarily due to organic loan growth, as well as the acquisition of Capital Bank, which contributed $250.3 million to average loans receivable, net. The yield on average interest-earning assets increased to 4.36% for the year ended December 31, 2019, as compared to 4.27% for the prior year.
Interest Expense
Interest expense for the year ended December 31, 2019, was $52.8 million, as compared to $36.2 million in the prior year, due to an increase in average-interest bearing liabilities of $320.3 million, primarily related to the acquisition of Capital Bank. For the year ended December 31, 2019, the cost of average interest-bearing liabilities increased to 0.96% from 0.70% in the prior year. The total cost of deposits (including non-interest bearing deposits) was 0.61% for the year ended December 31, 2019, as compared to 0.39% in the prior year.
Net Interest Income
Net interest income for the year ended December 31, 2019 increased to $256.0 million, as compared to $240.5 million for the prior year, reflecting an increase in interest-earning assets. The net interest margin decreased to 3.62% for the year ended December 31, 2019, from 3.71% for the prior year. The decrease in net interest margin was primarily due to the increase in the cost of average interest bearing liabilities, partially offset by the increase in the yield on interest-earning assets.
Provision for Loan Losses
For the year ended December 31, 2019, the provision for loan losses was $1.6 million, as compared to $3.5 million for the prior year. Net loan charge-offs were $1.4 million for the year ended December 31, 2019, as compared to net loan charge-offs of $2.6 million in the prior year. Non-performing loans totaled $17.8 million at December 31, 2019, as compared to $17.4 million at December 31, 2018. At December 31, 2019, the Company’s allowance for loan losses was 0.27% of total loans, as compared to 0.30% at December 31, 2018. These ratios exclude existing fair value credit marks of $30.3 million at December 31, 2019 and $31.6 million at December 31, 2018 on loans acquired from Capital Bank, Sun, Ocean Shore Holding Co. (“Ocean Shore”), Cape Bancorp, Inc. (“Cape”), and Colonial American Bank (“Colonial American”). These loans were acquired at fair value with no related allowance for loan losses. The allowance for loan losses as a percent of total non-performing loans was 94.4% at December 31, 2019, as compared to 95.2% at December 31, 2018.

Other Income
For the year ended December 31, 2019, other income increased to $42.2 million, as compared to $34.8 million in the prior year. The increase from the prior year was primarily due to an increase in derivative fee income of $4.6 million, a decrease in the loss from real estate operations of $3.5 million and the impact of the Capital Bank acquisition, which added $1.5 million to other income for the year ended December 31, 2019. These increases to other income were partially offset by decreases in fees and service charges of $1.3 million, rental income of $810,000 received primarily for January and February 2018 on the Company’s executive office, and decrease in the gain on sales of loans of $653,000, mostly related to the sale of one non-performing commercial loan relationship during the first quarter of 2018.
Operating Expenses
Operating expenses increased to $189.1 million for the year ended December 31, 2019, as compared to $186.3 million in the prior year. Operating expenses for the year ended December 31, 2019 included $22.8 million of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer as compared to $30.1 million of merger related and branch consolidation expenses in the prior year. Excluding the impact of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer, the change in operating expenses over the prior year was primarily due to the Capital Bank acquisition, which added $6.3 million for the year ended December 31, 2019. Excluding the Capital Bank acquisition, the remaining increase in operating expenses, for the year ended December 31, 2019 from the prior year period, was primarily due to increases in professional fees of $2.3 million, check card processing of $1.6 million, compensation and employee benefits expense of $1.3 million, and data processing of $1.0 million, partially offset by decreases in FDIC expense of $1.6 million, and occupancy of $1.1 million.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2019 was $18.8 million, as compared to $13.6 million for the prior year. The effective tax was 17.5% for the year ended December 31, 2019, as compared to 15.9% for the prior year. The current year period includes the reduction in income tax expense of $2.2 million from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code. Excluding the impact of the New Jersey tax code change, the effective tax rate for the year ended December 31, 2019 was 19.6%. The lower effective tax rate in the prior year period was primarily due to Tax Reform which required the Company to revalue its deferred tax asset, resulting in a tax benefit of $1.9 million, for the year ended December 31, 2018. The remaining variance is due to larger tax benefits from employee stock option exercises in the prior year period.
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
Interest Income
Interest income for the year ended December 31, 2018, increased to $276.7 million, as compared to $188.8 million, in the prior year. Average interest-earning assets increased $1.693 billion for the year ended December 31, 2018, as compared to the prior year. The average for the year ended December 31, 2018, was favorably impacted by $1.511 billion of interest-earning assets acquired from Sun. Average loans receivable, net, increased by $1.505 billion for the year ended December 31, 2018, as compared to the prior year. The increase attributable to the acquisition of Sun was $1.290 billion. The yield on average interest-earning assets increased to 4.27% for the year ended December 31, 2018, as compared to 3.94% for the prior year. The asset yield benefited from the accretion of purchase accounting adjustments on the Sun acquisition and, to a lesser extent, from the impact of Federal Reserve interest rate increases.

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
Net Interest Income
Net interest income for the year ended December 31, 2018 increased to $240.5 million, as compared to $169.2 million for the prior year, reflecting an increase in interest-earning assets and a higher net interest margin. The net interest margin increased to 3.71% for the year ended December 31, 2018, from 3.53% for the prior year. The net interest margin for the year ended December 31, 2018, benefited by 16 basis points due to $10.7 million of purchase accounting accretion on the Sun acquisition.
Provision for Loan Losses
For the year ended December 31, 2018, the provision for loan losses was $3.5 million, as compared to $4.4 million for the prior year. Net loan charge-offs were $2.6 million for the year ended December 31, 2018, as compared to net loan charge-offs of $3.9 million in the prior year. Non-performing loans totaled $17.4 million at December 31, 2018, as compared to $20.9 million at December 31, 2017. At December 31, 2018, the Company’s allowance for loan losses was 0.30% of total loans as compared to 0.40% at December 31, 2017. These ratios exclude existing fair value credit marks of $31.6 million at December 31, 2018 and $17.5 million at December 31, 2017 on the Sun, Ocean Shore, Cape, and Colonial American loans. These loans were acquired at fair value with no related allowance for loan losses. The allowance for loan losses as a percent of total non-performing loans was 95.2% at December 31, 2018, as compared to 75.4% at December 31, 2017.
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
At December 31, 2019, the Bank had $270.0 million of outstanding overnight borrowings from the FHLB, compared to $174.0 million of outstanding overnight borrowings at December 31, 2018. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $519.3 million at December 31, 2019, an increase from $449.4 million at December 31, 2018.
The Company’s cash needs for the year ended December 31, 2019 were primarily satisfied by principal repayments on loans and mortgage-backed securities, increased borrowings, proceeds from maturities and calls of debt securities, increased deposit inflows and acquired cash from Capital Bank. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of debt securities, and cash held in escrow to fund the Two River acquisition. The Company’s cash needs for the year ended December 31, 2018 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of investment securities, and increased borrowings. The cash was principally utilized for the purchase of loans receivable, loan originations, the purchase of investment securities and to fund deposit outflows.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At December 31, 2019, outstanding commitments to originate loans totaled $327.7 million; outstanding unused lines of credit totaled $784.6 million, of which $451.5 million were commitments to commercial borrowers and $333.1 million were commitments to consumer borrowers and residential construction borrowers. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $522.2 million at December 31, 2019. Based upon historical experience, management is opportunistic about renewing time deposits on an as needed basis.
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
Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2019, the Company repurchased 1.1 million shares of common stock at a total cost of $26.1 million. For the year ended December 31, 2018, the Company repurchased 459,251 shares of common stock at a total cost of $10.8 million. At December 31, 2019, there were 2.7 million shares available to be repurchased under the stock repurchase programs.
Cash dividends on common stock declared and paid during the year ended December 31, 2019 were $34.2 million, as compared to $29.6 million for the prior year. The increase in dividends was a result of an increase in the dividend rate and the additional shares issued in the Capital Bank acquisition. On January 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend was payable on February 19, 2020 to common stockholders of record at the close of business on February 5, 2020.
The primary sources of liquidity specifically available to the OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the year ended December 31, 2019, the Company received dividend payments of $79.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2019, OceanFirst Financial Corp. held $33.3 million in cash.
The Company and the Bank satisfy the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations. See Regulation and Supervision—Bank Regulation – Capital Requirements.
At December 31, 2019, the Company maintained tangible common equity of $762.9 million for a tangible common equity to tangible assets ratio of 9.71%.

Off-Balance-Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit and are discussed in Note 13 Commitments, Contingencies and Concentrations of Credit Risk, to the Consolidated Financial Statements.
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At December 31, 2019 and 2018, the reserve for repurchased loans and loss sharing obligations amounted to $1.1 million and $1.3 million, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of December 31, 2019 (in thousands). Refer to Note 17 Leases, to the Consolidated Financial Statements for lease obligations. Further discussion of these commitments is included in Note 9 Borrowed Funds, and Note 13 Commitments, Contingencies, and Concentrations of Credit Risk, to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$687,800	$431,178	$116,925	$41,330	$98,367
Commitments to Originate Loans	327,714	327,714	—	—	—
Commitments to Fund Unused Lines of Credit:
Commercial	451,535	451,535	—	—	—
Consumer and Residential Construction	333,074	333,074	—	—	—
Purchase Obligations	60,386	13,063	23,392	23,931	—
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
Impact of New Accounting Pronouncements
Accounting Pronouncements Adopted in 2019
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach may be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements On July 30, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements”, which provided an option to apply the transition provisions of the new standard at the adoption date rather than the earliest comparative period presented. Additionally, the ASU provides a practical expedient permitting lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company adopted this ASU in its entirety on January 1, 2019, and has appropriately reflected the changes throughout the Company’s consolidated financial statements. The Company elected to apply the new standard as of the adoption date and will not restate comparative prior periods. Additionally, the Company elected to apply the package of practical expedients standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The adoption of this ASU resulted in the recognition of a right-of-use asset of $20.6 million in other assets and a lease liability of $20.7 million in other liabilities. Refer to Note 17 Leases, for additional information.
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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changed how entities will measure credit losses for financial assets and certain other instruments that are measured at amortized cost. The standard replaced today’s “incurred loss” approach with an “expected loss” model, which necessitates a forecast of lifetime losses. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. The ASU simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company will utilize the modified retrospective approach. The Company’s CECL implementation efforts are in process and continue to focus on model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Certain elements of the calculation are pending finalization, including refinement of the model assumptions, the qualitative framework, internal control design, model validation, and the operational control framework to support the new process. Furthermore, changes to the economic forecasts within the model could positively or negatively impact the actual results. Due to these items, the quantitative impact to the consolidated financial statements cannot yet be reasonably estimated.
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
The Bank utilizes the following strategies to manage IRR: (1) emphasizing the origination for portfolio of fixed-rate consumer mortgage loans generally having terms to maturity of not more than fifteen years, adjustable-rate loans, floating-rate and balloon maturity commercial loans, and consumer loans consisting primarily of home equity loans and lines of credit; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (3) managing the maturities of wholesale borrowings. The Bank may also sell fixed-rate mortgage loans into the secondary market. In determining whether to retain fixed-rate mortgages or to purchase fixed-rate MBS, management considers the Bank’s overall IRR position, the volume of such loans originated or the amount of MBS to be purchased, the loan or MBS yield and the types and amount of funding sources. The Bank may retain fixed-rate mortgage loan production or purchase fixed-rate MBS in order to improve yields and increase balance sheet leverage. During periods when fixed-rate mortgage loan production is retained, the Bank generally attempts to extend the maturity on part of its wholesale borrowings. Prior to 2017, the Bank generally sold much of its 30 year fixed-rate one-to-four family mortgage loan originations in the secondary market primarily to manage interest rate risk. However, since the beginning of 2017 and through 2019, the Bank generally retained newly originated mortgage loans in its portfolio. Given the recent decline in the interest rate environment, the Company will evaluate the portfolio for potential sales in the future. The Company currently does not participate in financial futures contracts, interest rate swaps or other activities involving the use of off-balance-sheet derivative financial instruments, but may do so in the future to manage IRR.
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
The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2019, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2019, the Company’s one-year gap was positive 4.31% as compared to positive 4.89% at December 31, 2018. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2019, on the basis of contractual maturities, anticipated prepayments, scheduled rate adjustments and the rate sensitivity of non-maturity deposits within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 8% and 19% annually. Mortgage-backed securities were projected to prepay at rates between 8% and 20% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 7.3 years, 6.2 years and 8.2 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.
There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2019	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$25,534	$980	$2,695	$—	$—	$29,209
Investment securities	58,210	69,136	131,434	71,647	27,679	358,106
Mortgage-backed securities	64,790	87,004	176,115	120,149	116,451	564,509
Equity investments	—	—	—	—	10,136	10,136
Restricted equity investments	—	—	—	—	62,356	62,356
Loans receivable (2)	1,227,176	1,015,411	1,592,049	992,073	1,387,943	6,214,652
Total interest-earning assets	1,375,710	1,172,531	1,902,293	1,183,869	1,604,565	7,238,968
Interest-bearing liabilities:
Interest-bearing checking accounts	910,956	130,404	294,704	232,500	970,864	2,539,428
Money market deposit accounts	15,141	43,199	100,429	82,092	337,286	578,147
Savings accounts	37,267	75,331	171,576	133,293	480,707	898,174
Time deposits	140,804	381,442	361,281	51,243	862	935,632
FHLB advances	295,000	64,724	117,536	42,000	—	519,260
Securities sold under agreements to repurchase and other borrowings	141,600	191	416	466	25,867	168,540
Total interest-bearing liabilities	1,540,768	695,291	1,045,942	541,594	1,815,586	5,639,181
Interest sensitivity gap (3)	$(165,058)	$477,240	$856,351	$642,275	$(211,021)	$1,599,787
Cumulative interest sensitivity gap	$(165,058)	$312,182	$1,168,533	$1,810,808	$1,599,787	$1,599,787
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(2.28)%	4.31%	16.14%	25.01%	22.10%	22.10%

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

The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2019 and 2018 (dollars in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2019					December 31, 2018
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
300	$1,242,674	5.1%	16.4%	$253,184	(0.6)%	$1,325,144	2.7%	19.4%	$254,556	(0.6)%
200	1,246,011	5.4	16.0	254,424	(0.1)	1,337,463	3.6	19.0	255,979	(0.1)
100	1,227,428	3.8	15.3	254,996	0.1	1,326,352	2.8	18.4	256,474	0.1
Static	1,182,696	—	14.4	254,721	—	1,290,369	—	17.4	256,181	—
(100)	1,090,184	(7.8)	12.9	252,662	(0.8)	1,220,289	(5.4)	16.1	253,979	(0.9)
The sensitivity of the economic value of equity increased in the rising interest rate scenarios from December 31, 2018 to December 31, 2019 due to increased holdings in longer-term fixed-rate commercial and residential loan products. There was no change to the sensitivity of net interest income in the rising interest rate scenarios year-over-year.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALLL) was $16.4 million of a total allowance for loan losses of $16.9 million as of December 31, 2019. The Company determines the ALLL by applying quantitative loss factors to the loans for each portfolio segment based upon type of loan, risk rating or delinquency status. Quantitative loss factors for each portfolio segment are determined based on the Company’s historical loss experience over an appropriate look-back period. Additionally, the Company assesses the loss emergence period for the expected losses of each portfolio segment and adjusts each quantitative loss factor accordingly. The quantitative loss factors may also be adjusted for qualitative factors, both internal and external to the Company to take into account estimated credit losses inherent in the portfolio that differ from historical loss experience.

We identified the assessment of the ALLL as a critical audit matter. The assessment involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry, in order to evaluate the methodologies used to estimate (1) the quantitative loss factors developed from the historical loss experience, including key factors and assumptions, such as the segmenting of the loan portfolio by type of loan, risk ratings or delinquency status, the look-back period and the loss emergence periods, and (2) the qualitative factors.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development of the ALLL methodology, including key factors and assumptions, (2) the determination of qualitative factors, and (3) analysis of the ALLL results, trends and ratios. We assessed the Company’s process to develop the ALLL estimate by testing certain sources of data, factors, and assumptions that the Company used by considering their relevance and reliability. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:
•evaluating the Company’s ALLL methodology for compliance with U.S. generally accepted accounting     principles,
•determining whether loans are pooled for segmentation by similar risk characteristics,
•testing the look-back period assumption to evaluate the length of that period,
•evaluating the methodology used to develop the loss emergence periods,
•testing individual loan risk ratings for a selection of loans in the current year by evaluating the financial performance of the borrower, and
•evaluating the methodology used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and consistency with credit trends.
/s/ KPMG LLP

We have served as the Company’s auditor since 1989.
Short Hills, New Jersey
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OceanFirst Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited OceanFirst Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
February 28, 2020

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$120,544	$120,792
Debt securities available-for-sale (encumbered $21,646 at December 31, 2019 and $26,509 at December 31, 2018)	150,960	100,717
Debt securities held-to-maturity, net (estimated fair value of $777,290 at December 31, 2019 and $832,815 at December 31, 2018) (encumbered $452,212 at December 31, 2019 and $550,735 at December 31, 2018)	768,873	846,810
Equity investments, at estimated fair value	10,136	9,655
Restricted equity investments, at cost	62,356	56,784
Loans receivable, net	6,207,680	5,579,222
Interest and dividends receivable	21,674	19,689
Other real estate owned	264	1,381
Premises and equipment, net	102,691	111,209
Bank Owned Life Insurance	237,411	222,482
Deferred tax asset	50,067	63,377
Assets held for sale	3,785	4,522
Other assets	119,465	24,101
Core deposit intangible	15,607	16,971
Goodwill	374,632	338,442
Total assets	$8,246,145	$7,516,154
Liabilities and Stockholders’ Equity
Deposits	$6,328,777	$5,814,569
Federal Home Loan Bank advances	519,260	449,383
Securities sold under agreements to repurchase with retail customers	71,739	61,760
Other borrowings	96,801	99,530
Advances by borrowers for taxes and insurance	13,884	14,066
Other liabilities	62,565	37,488
Total liabilities	7,093,026	6,476,796
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 51,991,856 shares issued and 50,405,048 and 47,951,168 shares outstanding at December 31, 2019 and December 31, 2018, respectively	519	483
Additional paid-in capital	840,691	757,963
Retained earnings	358,668	305,056
Accumulated other comprehensive loss	(1,208)	(3,450)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(8,648)	(9,857)
Treasury stock, 1,586,808 and 459,251 shares at December 31, 2019 and December 31, 2018, respectively	(36,903)	(10,837)
Common stock acquired by Deferred Compensation Plan	(92)	(87)
Deferred Compensation Plan Liability	92	87
Total stockholders’ equity	1,153,119	1,039,358
Total liabilities and stockholders’ equity	$8,246,145	$7,516,154
See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Income
(in thousands, except per share amount)

	For the Year Ended December 31,
	2019	2018	2017
Interest income:
Loans	$279,931	$249,549	$170,588
Mortgage-backed securities	15,300	16,034	11,108
Debt securities, equity investments and other	13,563	11,071	7,133
Total interest income	308,794	276,654	188,829
Interest expense:
Deposits	38,432	22,578	12,336
Borrowed funds	14,391	13,574	7,275
Total interest expense	52,823	36,152	19,611
Net interest income	255,971	240,502	169,218
Provision for loan losses	1,636	3,490	4,445
Net interest income after provision for loan losses	254,335	237,012	164,773
Other income:
Bankcard services revenue	10,263	9,228	6,965
Trust and asset management revenue	2,102	2,245	2,150
Fees and service charges	18,500	19,461	15,058
Net gain on sales of loans	16	668	100
Net unrealized gain (loss) on equity investments	267	(199)	—
Net loss from other real estate operations	(330)	(3,812)	(874)
Income from Bank Owned Life Insurance	5,420	5,105	3,299
Other	5,927	2,131	374
Total other income	42,165	34,827	27,072
Operating expenses:
Compensation and employee benefits	89,912	83,135	60,100
Occupancy	17,159	17,915	10,657
Equipment	7,719	8,319	6,769
Marketing	3,469	3,415	2,678
Federal deposit insurance and regulatory assessments	2,227	3,713	2,564
Data processing	14,814	13,286	8,849
Check card processing	5,956	4,209	3,561
Professional fees	9,338	4,963	3,995
Other operating expense	14,968	13,509	10,810
Amortization of core deposit intangible	4,027	3,811	2,039
Branch consolidation expenses	9,050	3,151	6,205
Merger related expenses	10,503	26,911	8,293
Total operating expenses	189,142	186,337	126,520
Income before provision for income taxes	107,358	85,502	65,325
Provision for income taxes	18,784	13,570	22,855
Net income	$88,574	$71,932	$42,470
Basic earnings per share	$1.77	$1.54	$1.32
Diluted earnings per share	$1.75	$1.51	$1.28
Average basic shares outstanding	50,166	46,773	32,113
Average diluted shares outstanding	50,746	47,657	33,125

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income	$88,574	$71,932	$42,470
Other comprehensive income:
Unrealized gain (loss) on debt securities (net of tax expense of $470 in 2019, and net of tax benefit of $33 and $204 in 2018 and 2017, respectively)	1,655	(162)	(295)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $404, $1,186, and $480 in 2019, 2018 and 2017, respectively)	587	1,719	695
Reclassification adjustment for gains included in net income (net of tax expense of $53 in 2018)	—	195	—
Total other comprehensive income	2,242	1,752	400
Total comprehensive income	$90,816	$73,684	$42,870

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share amounts)
For the Year Ended December 31, 2019, 2018 and 2017

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2016	$—	$336	$364,433	$238,192	$(5,749)	$(2,761)	$(22,548)	$(313)	$313	$571,903
Net income	—	—	—	42,470	—	—	—	—	—	42,470
Other comprehensive income, net of tax	—	—	—	—	400	—	—	—	—	400
Stock awards	—	—	2,181	—	—	—	—	—	—	2,181
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-09	—	—	(11,129)	11,129	—	—	—	—	—	—
Treasury stock allocated to restricted stock plan	—	—	(1,745)	822	—	—	923	—	—	—
Allocation of ESOP stock	—	—	637	—	—	282	—	—	—	919
Cash dividend – $0.60 per share	—	—	—	(19,286)	—	—	—	—	—	(19,286)
Exercise of stock options	—	—	—	(2,304)	—	—	5,658	—	—	3,354
Sale of stock for the deferred compensation plan, net	—	—	—	—	—	—	—	229	(229)	—
Balance at December 31, 2017	—	336	354,377	271,023	(5,349)	(2,479)	(15,967)	(84)	84	601,941
Net income	—	—	—	71,932	—	—	—	—	—	71,932
Other comprehensive income, net of tax	—	—	—	—	1,752	—	—	—	—	1,752
Stock awards	—	2	3,036	—	—	—	—	—	—	3,038
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-01	—	—	—	(147)	147	—	—	—	—	—
Acquisition of common stock by ESOP	—	—	—	—	—	(8,400)		—	—	(8,400)
Allocation of ESOP stock	—	—	596	—	—	1,022	—	—	—	1,618
Cash dividend – $0.62 per share	—	—	—	(29,564)	—	—	—	—	—	(29,564)
Exercise of stock options	—	4	13,306	(8,188)	—	—	202	—	—	5,324
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	—	—	402,554
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(3)	3	—
Purchase 459,251 shares of common stock	—	—	—	—	—	—	(10,837)	—	—	(10,837)
Balance at December 31, 2018	—	483	757,963	305,056	(3,450)	(9,857)	(10,837)	(87)	87	1,039,358
Net income	—	—	—	88,574	—	—	—	—	—	88,574
Other comprehensive income, net of tax	—	—	—	—	2,242	—	—	—	—	2,242
Stock awards	—	2	3,859	—	—	—	—	—	—	3,861
Allocation of ESOP stock	—	—	366	—	—	1,209	—	—	—	1,575
Cash dividend – $0.68 per share	—	—	—	(34,241)	—	—	—	—	—	(34,241)
Exercise of stock options	—	2	2,054	(721)	—	—	—	—	—	1,335
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	—	—	76,481
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(5)	5	—
Purchase 1,127,557 shares of common stock	—	—	—	—	—	—	(26,066)	—	—	(26,066)
Balance at December 31, 2019	$—	$519	$840,691	$358,668	$(1,208)	$(8,648)	$(36,903)	$(92)	$92	$1,153,119

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$88,574	$71,932	$42,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,363	8,706	6,303
Allocation of ESOP stock	1,575	1,618	919
Stock awards	3,861	3,038	2,181
Net excess tax benefit on stock compensation	(357)	(722)	(1,823)
Amortization of core deposit intangible	4,027	3,811	2,039
Net accretion of purchase accounting adjustments	(14,094)	(16,733)	(8,216)
Amortization of servicing asset	42	98	85
Net premium amortization in excess of discount accretion on securities	3,232	3,893	3,216
Net amortization of deferred costs on borrowings	216	262	74
Net amortization of deferred fees and discounts on loans	1,584	669	509
Provision for loan losses	1,636	3,490	4,445
Deferred tax provision (benefit)	16,053	(4,568)	35,440
Net loss on sale and write-down of other real estate owned	20	2,359	1,119
Write-down of fixed assets held for sale to net realizable value	7,532	4,024	6,084
Net (gain) loss on sale of fixed assets	(27)	(26)	150
Net unrealized (gain) loss on equity securities	(267)	199	—
Net gain on sales of loans	(16)	(668)	(100)
Proceeds from sales of mortgage loans held for sale	1,023	2,794	5,282
Mortgage loans originated for sale	(1,007)	(2,498)	(3,872)
Increase in value of Bank Owned Life Insurance	(5,420)	(5,105)	(3,299)
Net loss (gain) on sale of assets held for sale	17	(1,245)	—
(Increase) decrease in interest and dividends receivable	(397)	186	(2,265)
(Increase) decrease in other assets	(32,871)	27,301	(5,375)
Increase (decrease) in other liabilities	16,948	(10,264)	(5,235)
Total adjustments	11,673	20,619	37,661
Net cash provided by operating activities	100,247	92,551	80,131
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(215,881)	103,889	(138,271)
Purchases of loans receivable	(101,674)	(199,580)	(37,337)
Proceeds from sale of under performing loans	5,901	10,412	11,186
Purchase of debt investment securities available-for-sale	(60,158)	(33,040)	(69,987)
Purchase of debt investment securities held-to-maturity	(4,381)	(6,486)	(125,324)
Purchase of debt mortgage-backed securities held-to-maturity	—	—	(165,501)
Purchase of equity investments	(214)	(191)	—
Proceeds from maturities and calls of debt investment securities available-for-sale	29,299	18,501	—
Proceeds from maturities and calls of debt investment securities held-to-maturity	43,256	52,543	18,233
Principal repayments on debt mortgage-backed securities available-for-sale	503	655	—
Principal repayments on debt mortgage-backed securities held-to-maturity	123,833	119,125	96,383
Proceeds from Bank Owned Life Insurance	870	2,708	624
Proceeds from the redemption of restricted equity investments	122,535	106,807	19,738
Purchases of restricted equity investments	(127,794)	(127,048)	(20,149)
Proceeds from sales of other real estate owned	2,060	5,438	3,880

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from investing activities (continued):
Proceeds from sales of assets held for sale	$2,353	$10,050	$—
Purchases of premises and equipment	(5,075)	(11,487)	(48,698)
Cash held in escrow for acquisitions	(46,950)	—	—
Cash consideration received (paid) for acquisition, net of cash received	59,395	(3,743)	—
Net cash (used in) provided by investing activities	(172,122)	48,553	(455,223)
Cash flows from financing activities:
Increase (decrease) in deposits	65,687	(143,025)	155,849
Increase in short-term borrowings	105,979	126,092	39,733
Proceeds from Federal Home Loan Bank advances	80,000	—	10,000
Repayments of Federal Home Loan Bank advances	(106,618)	(67,155)	(1,922)
Repayments of other borrowings	(263)	(439)	—
(Decrease) increase in advances by borrowers for taxes and insurance	(182)	2,910	(2,874)
Exercise of stock options	1,335	5,324	3,354
Payment of employee taxes withheld from stock awards	(2,858)	(3,295)	(1,522)
Purchase of treasury stock	(26,066)	(10,837)	—
Acquisition of common stock by ESOP	—	(8,400)	—
Dividends paid	(34,241)	(29,564)	(19,286)
Net cash provided by (used in) financing activities	82,773	(128,389)	183,332
Net increase (decrease) in cash and due from banks and restricted cash	10,898	12,715	(191,760)
Cash and due from banks and restricted cash at beginning of year	122,328	109,613	301,373
Cash and due from banks and restricted cash at end of year	$133,226	$122,328	$109,613
Supplemental disclosure of cash flow information:
Cash and due from banks at beginning of year	$120,792	$109,613	$301,373
Restricted cash at beginning of year	1,536	—	—
Cash and due from banks and restricted cash at beginning of year	$122,328	$109,613	$301,373
Cash and due from banks at end of year	$120,544	$120,792	$109,613
Restricted cash at end of year	12,682	1,536	—
Cash and due from banks and restricted cash at end of year	$133,226	$122,328	$109,613
Cash paid during the year for:
Interest	$52,315	$36,447	$20,219
Income taxes	20,006	2,317	6,008
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	991	2,905	1,145
Net loan charge-offs	1,361	2,634	3,907
Transfer of premises and equipment to assets held-for-sale	2,189	11,092	5,729
Transfer of loans receivable to other real estate owned	963	992	3,726

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information (continued):
Acquisition:
Non-cash assets acquired:
Securities	$103,775	$254,522	$—
Restricted equity investments	313	16,967	—
Loans	307,778	1,517,345	—
Premises and equipment	3,389	19,892	—
Accrued interest receivable	1,390	5,621	—
Bank Owned Life Insurance	10,460	85,238	—
Deferred tax asset	3,967	57,574	—
Other assets	1,278	6,343	—
Goodwill and other intangible assets, net	38,875	199,838	—
Total non-cash assets acquired	$471,225	$2,163,340	$—
Liabilities assumed:
Deposits	$449,018	$1,616,073	$—
Borrowings	—	127,727	—
Other liabilities	5,121	13,242	—
Total liabilities assumed	$454,139	$1,757,042	$—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., Hooper Holdings, LLC., TRREO Holdings LLC, Casaba Real Estate Holdings Corporation, Cohensey Bridge, L.L.C., Prosperis Financial, LLC and CBNJ Investments Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts previously reported have been reclassified to conform to the current year’s presentation.
Business
The Bank provides a range of community banking services to customers through a network of branches and offices throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The Bank is subject to competition from other financial institutions and certain technology companies; it is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.
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
Cash Equivalents
Cash equivalents consist of interest-bearing deposits in other financial institutions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Securities
Securities include debt securities held-to-maturity, and debt and equity securities available-for-sale. Management determines the appropriate classification at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell prior to maturity, the securities are classified as held-to-maturity debt securities. Such securities are stated at amortized cost. During 2013, the Company transferred $536.0 million of previously designated available-for-sale debt securities to held-to-maturity designation at estimated fair value. The Company has the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive income, net of subsequent amortization, which is being recognized over the remaining life of the securities. Securities in the available-for-sale category are securities which the Company may sell prior to maturity as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of comprehensive income. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Gains or losses on the sale of such securities are included in other income using the specific identification method.

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
The Bank periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractually required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to interest income on loans.
Loans Held for Sale
The Company may sell part of its mortgage loan originations in order to manage interest rate risk and liquidity. Prior to 2017, the Bank had generally sold fixed-rate mortgage loans with final maturities in excess of 15 years. However, with few exceptions, since the beginning of 2017 and through 2019, the Bank generally retained newly originated mortgage loans in its portfolio. Given the recent decline in the interest rate environment, the Bank will evaluate the portfolio for potential sales in the future.
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
The Bank’s allowance for loan losses includes specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance is determined for all impaired loans (excluding PCI loans). The Bank defines an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000 for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings. For collateral dependent loans, the specific allowance represents the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs. Impairment for all other impaired loans is calculated based on a combination of the estimated fair value of non-real estate collateral, personal guarantees, or the present value of the expected future cash flows.
Generally, for collateral dependent real estate loans, the Bank obtains an updated collateral appraisal once the loan is impaired. For impaired residential real estate loans, the appraisal is generally updated annually if the loan remains delinquent for an extended period. For impaired commercial real estate loans, the Bank assesses whether there has likely been an adverse change in the collateral value supporting the loan. The Bank utilizes information based on its knowledge of changes in real estate conditions in its lending area to identify whether a possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated commercial real estate appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
A general allowance is determined for all loans that are not individually evaluated for impairment (excluding acquired loans that have not been renewed under the Bank’s underwriting criteria). In determining the level of the general allowance, the Bank segments the loan portfolio into the following portfolio segments: residential real estate; consumer; investor-owned commercial real estate; owner-occupied commercial real estate; construction and land; and commercial and industrial.
The portfolio segments are further segmented by delinquency status or risk rating. An estimated loss factor is then applied to the outstanding principal loan balance of the delinquency status or risk rating category for each portfolio segment. To determine the loss factor, the Bank utilizes historical loss experience adjusted for certain qualitative factors and the loss emergence period.
The Bank’s historical loss experience is based on a rolling 36-month look-back period for each portfolio segment. The look-back period was selected based on (1) management’s judgment that this period captures sufficient loss events (in both dollar terms and number of individual events) to be relevant; and (2) that the Bank’s underwriting criteria and risk characteristics have remained relatively stable throughout this period.
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
The Bank calculates and analyzes the loss emergence period on an annual basis or more frequently if conditions warrant. The Bank’s methodology is to use loss events in the past 12 quarters to determine the loss emergence period for each loan segment. The loss emergence period is specific to each portfolio segment. It represents the amount of time that has elapsed between (1) the occurrence of a loss event, which resulted in a potential loss and (2) the confirmation of the potential loss, when the Bank records an initial charge-off or downgrades the risk-rating of the loan to substandard.
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
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items recorded directly in equity, such as unrealized gains or losses on debt securities available-for-sale and accretion of unrealized loss on debt securities reclassified to held-to-maturity.
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
Intangible Assets
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and core deposit intangible. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of August 31, 2019. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.
Segment Reporting
The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates throughout New Jersey and the metropolitan areas of Philadelphia and New York City. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding plus potential common stock, utilizing the treasury stock method. All share amounts exclude unallocated shares of stock held by the Employee Stock Ownership Plan (“ESOP”) and the 2006 and 2011 Incentive Plans (refer to Note 12 Incentive Plan, for further discussion).
Impact of New Accounting Pronouncements
Accounting Pronouncements Adopted in 2019
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach may be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements On July 30, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements”, which provided an option to apply the transition provisions of the new standard at the adoption date rather than the earliest comparative period presented. Additionally, the ASU provides a practical expedient permitting lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company adopted this ASU in its entirety on January 1, 2019, and has appropriately reflected the changes throughout the Company’s consolidated financial statements. The Company elected to apply the new standard as of the adoption date and will not restate comparative prior periods. Additionally, the Company elected to apply the package of practical expedients standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The adoption of this ASU resulted in the recognition of a right-of-use asset of $20.6 million in other assets and a lease liability of $20.7 million in other liabilities. Refer to Note 17 Leases, for additional information.
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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changed how entities will measure credit losses for financial assets and certain other instruments that are measured at amortized cost. The standard replaced today’s “incurred loss” approach with an “expected loss” model, which necessitates a forecast of lifetime losses. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. The ASU simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company will utilize the modified retrospective approach. The Company’s CECL implementation efforts are in process and continue to focus on model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Certain elements of the calculation are pending finalization, including refinement of the model assumptions, the qualitative framework, internal control design, model validation, and the operational control framework to support the new process. Furthermore, changes to the economic forecasts within the model could positively or negatively impact the actual results. Due to these items, the quantitative impact to the consolidated financial statements cannot yet be reasonably estimated.
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
Note 2. Regulatory Matters
Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2019, the Bank was required to maintain a minimum ratio of Tier 1 capital to total adjusted assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%; a minimum ratio of Tier 1 capital to risk weighted assets of 8.5%; and, a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.5%. These ratios include the impact of the required capital conservation buffer. With its conversion to a bank holding company on January 31, 2018, the Company became subject to substantially similar consolidated capital requirements imposed by FRB regulation.

Under the regulatory framework for prompt corrective action, Federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier 1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2019 and 2018, the Company and the Bank exceeded all regulatory capital requirements currently applicable.
The following is a summary of the Bank and the Company’s regulatory capital amounts and ratios as of December 31, 2019 and 2018 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

As of December 31, 2019	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$779,108	10.03%	$310,798	4.00%		$388,498	5.00%
Common equity Tier 1 (to risk-weighted assets)	779,108	12.98	420,106	7.00	(1)	390,099	6.50
Tier 1 capital (to risk-weighted assets)	779,108	12.98	510,129	8.50	(1)	480,121	8.00
Total capital (to risk-weighted assets)	797,339	13.29	630,159	10.50	(1)	600,152	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$791,746	10.17%	$311,289	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	729,095	12.14	420,273	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	791,746	13.19	510,331	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	844,977	14.07	630,409	10.50	(1)	N/A	N/A

As of December 31, 2018	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$712,900	10.01%	$284,772	4.000%		$355,965	5.00%
Common equity Tier 1 (to risk-weighted assets)	712,900	13.39	339,513	6.375	(2)	346,170	6.50
Tier 1 capital (to risk-weighted assets)	712,900	13.39	419,398	7.875	(2)	426,056	8.00
Total capital (to risk-weighted assets)	730,484	13.72	525,912	9.875	(2)	532,570	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$709,972	9.96%	$285,199	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	647,773	12.15	339,791	6.375	(2)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	709,972	13.32	419,742	7.875	(2)	N/A	N/A
Total capital (to risk-weighted assets)	762,556	14.31	526,343	9.875	(2)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 2.500%.

(2)	Includes the Capital Conservation Buffer of 1.875%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
The capital conservation buffer requirement has been phased in, incrementally, over the past four years beginning January 1, 2016. The phase in of the capital conservation buffer started at 0.625% on January 1, 2016, and increased to 1.25% on January 1, 2017, 1.875% on January 1, 2018, and 2.50% on January 1, 2019, when the full capital conservation buffer requirement became effective. Capital distributions and certain discretionary bonus payments are limited if the capital conservation buffer is not maintained. Applicable regulations also impose limitations upon capital distributions by the Company, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital minimum requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3. Business Combinations
As a result of the following acquisitions and the acquisitions of Two River Bancorp (“Two River”) and Country Bank Holding Company, Inc. (“Country Bank”), which closed on January 1, 2020, the Company incurred merger related expenses of $10.5 million, $26.9 million, and $8.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Refer to Note 19 Subsequent Events, for additional information related to the Two River and Country Bank acquisitions. The following table summarizes the merger related expenses for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Data processing fees	$2,514	$6,017	$3,956
Professional fees	4,239	4,414	2,771
Employee severance payments	2,942	15,660	1,177
Other/miscellaneous fees	808	820	389
Merger related expenses	$10,503	$26,911	$8,293

Capital Bank of New Jersey Acquisition
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”), which after purchase accounting adjustments added $494.8 million to assets, $307.8 million to loans, and $449.0 million to deposits. Total consideration paid for Capital Bank was $76.8 million, including cash consideration of $353,000. Capital Bank was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Capital Bank, net of total consideration paid (in thousands):

At January 31, 2019
Estimated Fair Value
Total Purchase Price:	$76,834
Assets acquired:
Cash and cash equivalents	$59,748
Securities	103,775
Loans	307,778
Accrued interest receivable	1,390
Bank Owned Life Insurance	10,460
Deferred tax asset	3,967
Other assets	4,980
Core deposit intangible	2,662
Total assets acquired	494,760
Liabilities assumed:
Deposits	(449,018)
Other liabilities	(5,121)
Total liabilities assumed	(454,139)
Net assets acquired	$40,621
Goodwill recorded in the merger	$36,213

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
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Sun operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2018) through December 31, 2018 and regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through December 31, 2019. In addition, the table provides condensed pro forma financial information assuming the Sun and Capital Bank acquisitions had been completed as of January 1, 2017, for the year ended December 31, 2017, and January 1, 2018 for the year ended December 31, 2018. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of Sun’s and Capital Bank’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

	Capital Bank Actual from January 31, 2019 to December 31, 2019	Sun Actual from January 31, 2018 to December 31, 2018	Pro forma Year ended December 31, 2019	Pro forma Year ended December 31, 2018	Pro forma Year ended December 31, 2017
(in thousands, except per share amounts)	(Unaudited)
Net interest income	$17,090	$63,889	$257,703	$266,014	$260,520
Provision for loan losses	385	1,215	1,636	3,070	3,239
Non-interest income	1,456	7,961	42,277	37,554	40,914
Non-interest expense	12,482	35,184	190,934	214,713	201,605
Provision for income taxes	1,193	7,090	18,798	15,100	26,111
Net income	$4,486	$28,361	$88,612	$70,685	$70,479
Fully diluted earnings per share			$1.74	$1.36	$1.37

Core Deposit Intangible
The estimated future amortization expense for the core deposit intangible over the next five years is as follows (in thousands):

For the Year Ended December 31,	Amortization Expense
2020	$3,596
2021	3,121
2022	2,646
2023	2,171
2024	1,695
Thereafter	2,378
Total	$15,607

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
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Sun operated twenty one properties subject to lease agreements, and Capital Bank operated one property subject to a lease agreement.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $11.9 million and $2.7 million, for the acquisitions of Sun and Capital Bank, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

Note 4. Securities
The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity at December 31, 2019 and 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2019
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$149,120	$1,408	$(93)	$150,435
State and municipal obligations	25	—	—	25
Total investment securities	149,145	1,408	(93)	150,460
Mortgage-backed securities - FNMA	495	5	—	500
Total debt securities available-for-sale	$149,640	$1,413	$(93)	$150,960
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$4,984	$14	$—	$4,998
State and municipal obligations	124,430	1,537	(208)	125,759
Corporate debt securities	79,547	833	(2,421)	77,959
Total investment securities	208,961	2,384	(2,629)	208,716
Mortgage-backed securities:
FHLMC	206,985	2,221	(524)	208,682
FNMA	244,428	2,680	(493)	246,615
GNMA	110,661	939	(212)	111,388
SBA	1,940	—	(51)	1,889
Total mortgage-backed securities	564,014	5,840	(1,280)	568,574
Total debt securities held-to-maturity	$772,975	$8,224	$(3,909)	$777,290
Total debt securities	$922,615	$9,637	$(4,002)	$928,250
At December 31, 2018
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$100,524	$163	$(963)	$99,724
Mortgage-backed securities - FNMA	998	—	(5)	993
Total debt securities available-for-sale	$101,522	$163	$(968)	$100,717
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$14,975	$—	$(130)	$14,845
State and municipal obligations	123,987	67	(1,697)	122,357
Corporate debt securities	66,834	126	(4,984)	61,976
Total investment securities	205,796	193	(6,811)	199,178
Mortgage-backed securities:
FHLMC	237,703	159	(5,110)	232,752
FNMA	277,266	753	(6,030)	271,989
GNMA	127,611	198	(2,360)	125,449
SBA	3,527	—	(80)	3,447
Total mortgage-backed securities	646,107	1,110	(13,580)	633,637
Total debt securities held-to-maturity	$851,903	$1,303	$(20,391)	$832,815
Total debt securities	$953,425	$1,466	$(21,359)	$933,532

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale debt securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Amortized cost	$772,975	$851,903
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	9,245	8,254
Carrying value	$768,873	$846,810

Realized gains were $0 and $248,000 for the year ended December 31, 2019 and 2018, respectively.
The amortized cost and estimated fair value of investment securities at December 31, 2019 by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2019, corporate debt securities with an amortized cost and estimated fair value of $59.4 million and $57.4 million, respectively, were callable prior to the maturity date.

December 31, 2019	Amortized Cost	Estimated Fair Value
Less than one year	$69,635	$69,723
Due after one year through five years	203,081	205,520
Due after five years through ten years	71,590	70,118
Due after ten years	13,800	13,815
	$358,106	$359,176

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $475.6 million and $563.1 million, at December 31, 2019 and 2018, respectively, including $81.4 million and $74.1 million at December 31, 2019 and 2018, respectively, pledged as collateral for securities sold under agreements to repurchase.

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at December 31, 2019 and December 31, 2018, segregated by the duration of the unrealized losses, are as follows (in thousands):

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$25,021	$(54)	$22,451	$(39)	$47,472	$(93)
Total debt securities available-for-sale	25,021	(54)	22,451	(39)	47,472	(93)
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	7,308	(58)	14,531	(150)	21,839	(208)
Corporate debt securities	9,727	(213)	37,628	(2,208)	47,355	(2,421)
Total investment securities	17,035	(271)	52,159	(2,358)	69,194	(2,629)
Mortgage-backed securities:
FHLMC	6,329	(29)	38,641	(495)	44,970	(524)
FNMA	13,682	(59)	38,568	(434)	52,250	(493)
GNMA	30,268	(93)	19,828	(119)	50,096	(212)
SBA	—	—	1,889	(51)	1,889	(51)
Total mortgage-backed securities	50,279	(181)	98,926	(1,099)	149,205	(1,280)
Total debt securities held-to-maturity	67,314	(452)	151,085	(3,457)	218,399	(3,909)
Total debt securities	$92,335	$(506)	$173,536	$(3,496)	$265,871	$(4,002)

	As of December 31, 2018
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$985	$(3)	$66,438	$(960)	$67,423	$(963)
Mortgage-backed securities - FNMA	993	(5)	—	—	993	(5)
Total debt securities available-for-sale	1,978	(8)	66,438	(960)	68,416	(968)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	14,845	(130)	14,845	(130)
State and municipal obligations	2,856	(4)	106,073	(1,693)	108,929	(1,697)
Corporate debt securities	2,470	(21)	43,059	(4,963)	45,529	(4,984)
Total investment securities	5,326	(25)	163,977	(6,786)	169,303	(6,811)
Mortgage-backed securities:
FHLMC	46,615	(159)	147,763	(4,951)	194,378	(5,110)
FNMA	27,594	(125)	185,328	(5,905)	212,922	(6,030)
GNMA	35,221	(535)	59,468	(1,825)	94,689	(2,360)
SBA	3,447	(80)	—	—	3,447	(80)
Total mortgage-backed securities	112,877	(899)	392,559	(12,681)	505,436	(13,580)
Total debt securities held-to-maturity	118,203	(924)	556,536	(19,467)	674,739	(20,391)
Total debt securities	$120,181	$(932)	$622,974	$(20,427)	$743,155	$(21,359)

At December 31, 2019, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

	As of December 31, 2019
Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
Chase Capital	$10,000	$9,632	Baa1/BBB-
Wells Fargo Capital	5,000	4,744	A1/BBB
Huntington Capital	5,000	4,500	Baa2/BB+
Keycorp Capital	5,000	4,625	Baa2/BB+
PNC Capital	5,000	4,700	Baa1/BBB-
State Street Capital	3,332	3,199	A3/BBB
SunTrust Capital	5,000	4,725	Not Rated/BBB-
Southern Company	1,504	1,503	Baa2/BBB+
	$39,836	$37,628

At December 31, 2019, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at December 31, 2019. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.

The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at December 31, 2019.
State and municipal obligations are securities issued by state and local governments for various purposes. The Company is not aware of any information subsequent to the purchase of any state and municipal obligation that indicates an inability on the part of an issuer to meet all of its financial commitments. The weighted average credit rating of these securities is Aa/AA with no credit rating below A3/A-. The Company has the ability and stated intention to hold these securities to maturity at which time the Company expects to receive full repayment. Current unrealized losses are considered to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the securities. As a result, the Company concluded that these securities were only temporarily impaired as of December 31, 2019.

Note 5. Loans Receivable, Net
Loans receivable, net, at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Commercial:
Commercial and industrial	$396,091	$304,994
Commercial real estate - owner occupied	791,941	740,375
Commercial real estate - investor	2,284,698	2,015,210
Total commercial	3,472,730	3,060,579
Consumer:
Residential real estate	2,320,821	2,044,286
Home equity loans and lines	318,414	353,386
Other consumer	89,422	121,561
Total consumer	2,728,657	2,519,233
	6,201,387	5,579,812
Purchased credit impaired (“PCI”) loans	13,265	8,901
Total loans	6,214,652	5,588,713
Deferred origination costs, net	9,880	7,086
Allowance for loan losses	(16,852)	(16,577)
Loans receivable, net	$6,207,680	$5,579,222

The Bank’s eligible mortgage loans are pledged to secure FHLB advances. At December 31, 2019 the Bank pledged $3.851 billion of eligible mortgage loans to secure FHLB advances.
An analysis of the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	At or For the Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$16,577	$15,721	$15,183
Provision charged to operations	1,636	3,490	4,445
Charge-offs	(2,804)	(3,841)	(5,384)
Recoveries	1,443	1,207	1,477
Balance at end of year	$16,852	$16,577	$15,721

The following table presents an analysis of the allowance for loan losses for the years ended December 31, 2019 and 2018, the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018 excluding PCI loans (in thousands):

	Commercial and Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Investor	Residential Real Estate	Consumer	Unallocated	Total
For the year ended December 31, 2019
Allowance for loan losses:
Balance at beginning of year	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Provision (benefit) charged to operations	(311)	947	638	792	567	(997)	1,636
Charge-offs	—	(663)	(236)	(1,299)	(606)	—	(2,804)
Recoveries	160	332	711	96	144	—	1,443
Balance at end of year	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
For the year ended December 31, 2018
Allowance for loan losses:
Balance at beginning of year	$1,801	$3,175	$7,952	$1,804	$614	$375	$15,721
Provision (benefit) charged to operations	(66)	(783)	2,550	1,056	86	647	3,490
Charge-offs	(230)	(314)	(1,939)	(1,021)	(337)	—	(3,841)
Recoveries	104	199	207	574	123	—	1,207
Balance at end of year	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577

December 31, 2019
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$474	$—	$—	$2	$—	$476
Collectively evaluated for impairment	1,458	2,419	9,883	2,002	589	25	16,376
Total ending allowance balance	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Loans:
Loans individually evaluated for impairment	$243	$6,163	$5,584	$11,009	$3,511	$—	$26,510
Loans collectively evaluated for impairment	395,848	785,778	2,279,114	2,309,812	404,325	—	6,174,877
Total ending loan balance	$396,091	$791,941	$2,284,698	$2,320,821	$407,836	$—	$6,201,387
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	2,277	8,770	2,413	486	1,022	16,577
Total ending allowance balance	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Loans:
Loans individually evaluated for impairment	$1,626	$5,395	$9,738	$10,064	$2,974	$—	$29,797
Loans collectively evaluated for impairment	303,368	734,980	2,005,472	2,034,222	471,973	—	5,550,015
Total ending loan balance	$304,994	$740,375	$2,015,210	$2,044,286	$474,947	$—	$5,579,812

A summary of impaired loans at December 31, 2019 and 2018 is as follows, excluding PCI loans (in thousands):

	December 31,
	2019	2018
Impaired loans with no allocated allowance for loan losses	$24,313	$29,797
Impaired loans with allocated allowance for loan losses	2,197	—
	$26,510	$29,797
Amount of the allowance for loan losses allocated	$476	$—

The Company defines an impaired loan as a non-accrual commercial real estate, multi-family, land, construction and commercial loan in excess of $250,000 for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2019, the impaired loan portfolio totaled $26.5 million, for which there was $476,000 specific allocation in the allowance for loan losses. At December 31, 2018, the impaired loan portfolio totaled $29.8 million, for which there was no specific allocation in the allowance for loan losses. The average balance of impaired loans for the years ended December 31, 2019, 2018 and 2017 was $29.4 million, $38.1 million, and $39.8 million, respectively. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $372,000, $419,000, and $639,000 of interest income for the years ended December 31, 2019, 2018 and 2017, respectively, would have been recorded.
At December 31, 2019, impaired loans include troubled debt restructured (“TDR”) loans of $24.6 million, of which $18.0 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest. At December 31, 2018 impaired loans include troubled debt restructured loans of $26.5 million, of which $22.9 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.

The summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
At December 31, 2019
With no related allowance recorded:
Commercial and industrial	$265	$243	$—
Commercial real estate – owner occupied	4,062	3,968	—
Commercial real estate – investor	6,665	5,584	—
Residential real estate	11,009	11,009	—
Consumer	3,734	3,509	—
	$25,735	$24,313	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	2,376	2,195	474
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	2	2	2
	$2,378	$2,197	$476
At December 31, 2018
With no related allowance recorded:
Commercial and industrial	$1,750	$1,626	$—
Commercial real estate – owner occupied	5,413	5,395	—
Commercial real estate – investor	12,633	9,738	—
Residential real estate	10,441	10,064	—
Consumer	3,301	2,974	—
	$33,538	$29,797	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	—	—	—
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
	$—	$—	$—

(continued)

	For the Year Ended December 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$523	$5	$1,075	$107
Commercial real estate – owner occupied	4,171	179	8,264	297
Commercial real estate – investor	9,012	222	13,934	382
Residential real estate	10,275	548	10,787	475
Consumer	3,275	178	2,764	155
	$27,256	$1,132	$36,824	$1,416
With an allowance recorded:
Commercial and industrial	$—	$—	$589	$—
Commercial real estate – owner occupied	2,173	138	—	—
Commercial real estate – investor	—	—	670	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$2,173	$138	$1,259	$—

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2019 and 2018, excluding PCI loans (in thousands):

	December 31,
	2019	2018
Commercial and industrial	$207	$1,587
Commercial real estate – owner occupied	4,811	501
Commercial real estate – investor	2,917	5,024
Residential real estate	7,181	7,389
Consumer	2,733	2,914
	$17,849	$17,415

At December 31, 2019, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 and 2018 by loan portfolio segment, excluding PCI loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2019
Commercial and industrial	$100	$—	$207	$307	$395,784	$396,091
Commercial real estate – owner occupied	1,541	1,203	1,040	3,784	788,157	791,941
Commercial real estate – investor	381	938	2,792	4,111	2,280,587	2,284,698
Residential real estate	8,161	3,487	2,859	14,507	2,306,314	2,320,821
Consumer	1,048	491	2,388	3,927	403,909	407,836
	$11,231	$6,119	$9,286	$26,636	$6,174,751	$6,201,387
December 31, 2018
Commercial and industrial	$—	$—	$—	$—	$304,994	$304,994
Commercial real estate – owner occupied	5,104	236	197	5,537	734,838	740,375
Commercial real estate – investor	3,979	2,503	2,461	8,943	2,006,267	2,015,210
Residential real estate	10,199	4,979	4,451	19,629	2,024,657	2,044,286
Consumer	2,200	955	2,464	5,619	469,328	474,947
	$21,482	$8,673	$9,573	$39,728	$5,540,084	$5,579,812

At December 31, 2019, 2018 and 2017, loans in the amount of $17.8 million, $17.4 million, and $20.9 million, respectively, were three or more months delinquent or in the process of foreclosure and the Company was not accruing interest income on these loans. At December 31, 2019, there were no loans that were ninety days or greater past due and still accruing interest. Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
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

As of December 31, 2019 and 2018, and based on the most recent analysis performed, the risk category of loans by loan portfolio segment, excluding PCI loans, is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial and industrial	$378,154	$2,657	$15,280	$—	$396,091
Commercial real estate – owner occupied	756,592	3,985	31,364	—	791,941
Commercial real estate – investor	2,240,104	23,559	21,035	—	2,284,698
	$3,374,850	$30,201	$67,679	$—	$3,472,730
December 31, 2018
Commercial and industrial	$291,265	$2,777	$10,952	$—	$304,994
Commercial real estate – owner occupied	706,825	3,000	30,550	—	740,375
Commercial real estate – investor	1,966,495	23,727	24,988	—	2,015,210
	$2,964,585	$29,504	$66,490	$—	$3,060,579

For residential and consumer loans, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2019 and 2018, excluding PCI loans (in thousands):

	Residential	Consumer
December 31, 2019
Performing	$2,313,640	$405,103
Non-performing	7,181	2,733
	$2,320,821	$407,836
December 31, 2018
Performing	$2,036,897	$472,033
Non-performing	7,389	2,914
	$2,044,286	$474,947

The recorded investment in residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, amounted to $1.8 million at December 31, 2019. The amount of foreclosed residential real estate property held by the Company was $51,000 at December 31, 2019.
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. Included in the non-accrual loan total at December 31, 2019, 2018 and 2017 were $6.6 million, $3.6 million, and $8.8 million, respectively, of troubled debt restructurings. At December 31, 2019, there were $476,000 specific reserves allocated to loans which were classified as troubled debt restructurings. At December 31, 2018 and 2017, there were no specific reserves allocated to loans which were classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructuring at December 31, 2019, 2018 and 2017, which totaled $18.0 million, $22.9 million, and $33.3 million, respectively. Troubled debt restructurings are considered in the allowance for loan losses similar to other impaired loans.

The following table presents information about troubled debt restructurings which occurred during the years ended December 31, 2019 and 2018, and troubled debt restructurings modified within the previous year and which defaulted during the years ended December 31, 2019 and 2018 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the year ended December 31, 2019
Troubled Debt Restructurings:
Commercial real estate – owner occupied	1	$154	$198
Commercial real estate – investor	1	272	393
Residential real estate	6	1,036	1,091
Consumer	7	663	683
		Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Consumer		1	$115

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the year ended December 31, 2018
Troubled Debt Restructurings:
Commercial and industrial	2	$496	$502
Commercial real estate – owner occupied	1	49	50
Commercial real estate – investor	3	1,395	1,435
Residential real estate	5	558	598
		Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:
Consumer		1	$29

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
The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Capital Bank at January 31, 2019 (in thousands):

Capital Bank
January 31, 2019
Contractually required principal and interest	$6,877
Contractual cash flows not expected to be collected (non-accretable discount)	(769)
Expected cash flows to be collected at acquisition	6,108
Interest component of expected cash flows (accretable yield)	(691)
Fair value of acquired loans	$5,417

The following table summarizes the changes in accretable yield for PCI loans during the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
Beginning balance	$3,630	$161
Acquisition	691	2,646
Accretion	(2,613)	(2,257)
Reclassification from non-accretable difference	1,317	3,080
Ending balance	$3,025	$3,630

Note 6. Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2019 and 2018 are summarized as follows (in thousands):

	December 31,
	2019	2018
Loans	$17,664	$15,905
Investment securities and other	2,827	2,490
Mortgage-backed securities	1,183	1,294
	$21,674	$19,689

Note 7. Premises and Equipment, Net
Premises and equipment, net at December 31, 2019 and 2018 are summarized as follows (in thousands):

	December 31,
	2019	2018
Land	$24,446	$25,415
Buildings and improvements	97,653	101,211
Leasehold improvements	9,274	7,465
Furniture and equipment	25,558	22,373
Finance lease	2,572	8,630
Other	2,764	2,444
Total	162,267	167,538
Accumulated depreciation and amortization	(59,576)	(56,329)
	$102,691	$111,209

Depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017 amounted to $8.2 million, $8.7 million and $6.3 million, respectively.

Note 8. Deposits
Deposits, including accrued interest payable of $238,000 at December 31, 2019 and $430,000 at December 31, 2018, are summarized as follows (in thousands):

	December 31,
	2019		2018
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$1,377,396	—%	$1,151,362	—%
Interest-bearing checking accounts	2,539,428	0.68	2,350,106	0.51
Money market deposit accounts	578,147	0.68	569,680	0.66
Savings accounts	898,174	0.13	877,177	0.12
Time deposits	935,632	1.82	866,244	1.50
Total deposits	$6,328,777	0.62%	$5,814,569	0.51%

Included in time deposits at December 31, 2019 and 2018, were $150.6 million and $124.3 million, respectively, in deposits of $250,000 and over.

Time deposits at December 31, 2019 mature as follows (in thousands):

For the Year Ended December 31,	Time Deposit Maturities
2020	$522,246
2021	257,040
2022	104,241
2023	34,341
2024	16,902
Thereafter	862
Total	$935,632

Interest expense on deposits for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Interest-bearing checking accounts	$16,820	$9,219	$4,533
Money market deposit accounts	4,919	2,818	1,213
Savings accounts	1,195	990	345
Time deposits	15,498	9,551	6,245
Total interest expense on deposits	$38,432	$22,578	$12,336

Note 9. Borrowed Funds
Borrowed funds are summarized as follows (in thousands):

	December 31,
	2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal Home Loan Bank advances	$519,260	1.84%	$449,383	2.15%
Securities sold under agreements to repurchase	71,739	0.42	61,760	0.30
Other borrowings	96,801	4.64	99,530	5.24
	$687,800	2.09%	$610,673	2.47%

Information concerning FHLB advances and securities sold under agreements to repurchase (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2019	2018	2019	2018
Average balance	$387,925	$382,464	$64,525	$66,340
Maximum amount outstanding at any month end	519,260	675,802	71,739	82,463
Average interest rate for the year	2.18%	2.06%	0.43%	0.25%
Amortized cost of collateral:
Mortgage-backed securities	$—	$—	$80,436	$75,425
Estimated fair value of collateral:
Mortgage-backed securities	—	—	81,365	74,144

The securities collateralizing the reverse repurchase agreements are delivered to the lender with whom each transaction is executed or to a third-party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the reverse repurchase agreements (Refer to Note 4 Securities).
FHLB advances and reverse repurchase agreements have contractual maturities at December 31, 2019 as follows (in thousands):

	FHLB Advances	Reverse Repurchase Agreements
For the Year Ended December 31,
2020	$359,724	$71,739
2021	24,743	—
2022	92,793	—
2023	—	—
2024	42,000	—
Total	$519,260	$71,739

The other borrowings at December 31, 2019 include the following (in thousands):

Type of Debt	Stated Value	Carrying Value	Interest Rate		Maturity
Subordinated debt	$35,000	$34,542	5.125%	(1)	September 30, 2026
Trust preferred	5,000	5,000	3 month LIBOR plus 165 basis points		August 1, 2036
Trust preferred	30,000	22,645	3 month LIBOR plus 135 basis points		March 15, 2036
Trust preferred	7,500	7,500	3 month LIBOR plus 166 basis points		November 1, 2036
Trust preferred	10,000	7,652	3 month LIBOR plus 153 basis points		April 19, 2037
Trust preferred	10,000	10,000	3 month LIBOR plus 175 basis points		September 1, 2037
Trust preferred	10,000	7,509	3 month LIBOR plus 139 basis points		October 1, 2037
Capital lease	1,953	1,953	5.625%		June 30, 2029
	$109,453	$96,801

(1)	Adjusts to a floating rate of 392 basis points over 3 month LIBOR on September 30, 2021.
All of the trust preferred debt is currently callable.

Interest expense on borrowings for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Federal Home Loan Bank advances	$8,441	$7,885	$4,486
Securities sold under agreements to repurchase	276	168	121
Other borrowings	5,674	5,521	2,668
	$14,391	$13,574	$7,275

All FHLB advances are secured by the Bank’s residential and commercial mortgage loans and FHLB stock. As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.125% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.
Note 10. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 consists of the following (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Current
Federal	$1,991	$18,030	$(12,754)
State	740	108	169
Total current	2,731	18,138	(12,585)
Deferred
Federal	18,846	(4,568)	35,440
State	(2,793)	—	—
Total deferred	16,053	(4,568)	35,440
	$18,784	$13,570	$22,855

Included in other comprehensive income is income tax expense attributable to the net accretion of unrealized losses on debt securities available-for-sale arising during the year in the amount of $874,000, $1.1 million, and $276,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation - Stock Compensation,” which decreased income tax expense by $1.8 million for the year ended December 31, 2017. Under the ASU, the tax benefits of exercised stock options and vested stock awards are recognized as a benefit to income tax expense in the reporting period which they occur.

A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Income before provision for income taxes	$107,358	$85,502	$65,325
Applicable statutory Federal income tax rate	21.0%	21.0%	35.0%
Computed “expected” Federal income tax expense	$22,545	$17,955	$22,864
(Decrease) increase in Federal income tax expense resulting from
Tax exempt interest	(665)	(615)	(839)
ESOP fair market value adjustment	77	125	223
ESOP dividends	(151)	(136)	(230)
Earnings on BOLI	(1,138)	(1,072)	(1,155)
Merger related expenses	297	322	478
State income taxes net of Federal benefit	583	85	110
Stock compensation	(386)	(758)	(1,823)
Revaluation of state deferred tax asset	(2,205)	—	—
Impact of Tax Cuts and Jobs Act (“Tax Reform”)	—	(1,854)	3,643
Reclassification of certain tax effect from accumulated other comprehensive income	(221)	(586)	—
Other items, net	48	104	(416)
	$18,784	$13,570	$22,855

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented in the following table (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$4,107	$3,501
Reserve for repurchased loans	112	55
Reserve for uncollected interest	212	119
Incentive compensation	1,397	1,302
Deferred compensation	591	529
Other reserves	2,737	334
Stock plans	1,270	950
ESOP	178	142
Purchase accounting adjustments	8,475	16,142
Net operating loss carryforward related to acquisition	39,519	44,436
Other real estate owned	—	90
Unrealized loss on securities	826	1,225
Unrealized loss on properties available-for-sale	1,438	1,266
Federal and state alternative minimum tax	4,746	1,410
Total gross deferred tax assets	65,608	71,501
Deferred tax liabilities:
Investments, discount accretion	(380)	(232)
Deferred loan and commitment costs, net	(2,379)	(1,478)
Premises and equipment, differences in depreciation	(7,340)	(4,350)
Undistributed REIT income	(4,735)	(1,730)
Other	(707)	(334)
Total gross deferred tax liabilities	(15,541)	(8,124)
Net deferred tax assets	$50,067	$63,377

The 2019 deferred tax expense does not equal the change in net deferred tax assets as a result of deferred taxes recorded in connection with the Capital Bank acquisition of approximately $3.1 million.
The Company has Federal net operating losses from the acquisitions of Colonial American, Cape and Sun. At December 31, 2019 and 2018, the net operating losses from Colonial American were $4.9 million and $5.3 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $330,000, and will expire between 2029 and 2034. At December 31, 2019 and 2018, the net operating losses from Cape were $0 and $3.0 million, respectively. These net operating losses were subject to annual limitation under Code Section 382 of approximately $4.5 million. At December 31, 2019 and 2018, the net operating losses from Sun were $175.9 million and $198.9 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $23.3 million, which will expire in 2022 and $9.3 million, which will expire between 2029 and 2036.
As of December 31, 2019 and 2018, the Company had $1.8 million of New Jersey AMA Tax Credits. These credits do not expire. As of December 31, 2019 and 2018, the Company had $1.0 million of AMT Tax Credits that were part of the Cape acquisition and $2.3 million of AMT Tax Credits that were part of the Sun acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire.
At December 31, 2019, 2018 and 2017, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2019 includes approximately $10.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2019, the Company had an unrecognized deferred tax liability of $2.6 million with respect to this reserve.
There were no unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017. The tax years that remain subject to examination by the Federal government and the state of New York include the years ended December 31, 2016 and forward. The tax years that remain subject to examination by the state of New Jersey include the years ended December 31, 2015 and forward.
On July 1, 2018, New Jersey enacted changes to the corporate business tax laws. This legislation required a combined group to file combined returns for tax years beginning in 2019 and thereafter. However, due to technical issues and inconsistencies with existing tax law, it was initially determined that the tax law change did not have an impact on deferred taxes. In December 2019, the State of New Jersey issued a clarifying technical bulletin related to the impact of the new tax legislation enacted in July 2018. This technical bulletin provided clarification to the combined income tax reporting for certain members of a unitary business group.  Accordingly, this required a revaluation of some of the Company’s deferred tax assets. As a result of the revaluation of the state deferred tax assets, the Company recognized additional income tax benefit of $2.2 million for the year ended December 31, 2019.
With the enactment of the Tax Reform on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accounting guidance requires that the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, the Company recognized additional income tax benefit of $1.9 million for the year ended December 31, 2018 and additional income tax expense of $3.6 million for the year ended December 31, 2017. Because accounting guidance requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations, this additional income tax expense included $1.8 million related to items recognized in other comprehensive income. These amounts will continue to be reported as separate components of accumulated other comprehensive income until such time as the underlying transactions from which such amounts arose are settled through continuing operations. At such time, the reclassification from accumulated other comprehensive income will be recognized as a net tax benefit. The amount included in accumulated other comprehensive income at December 31, 2019, subject to reclassification, was $1.1 million.
Note 11. Employee Stock Ownership Plan
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
The ESOP originally borrowed $13.4 million from the Company to purchase 2,013,137 shares of common stock. On May 12, 1998, the initial loan agreement was amended to allow the ESOP to borrow an additional $8.2 million in order to fund the purchase of 633,750 shares of common stock. At the same time, the term of the loan was extended from the initial twelve years to thirty years. On May 1, 2018, the loan agreement was amended to allow the ESOP to borrow an additional $8.4 million in order to fund the purchase of 292,592 shares of common stock. At the same time, the fixed interest rate of the loan was reduced from 8.25% to 3.25%. The amended loan is to be repaid from contributions by the Bank to the ESOP trust. The Bank is required to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt.
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2019 and 2018, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $1.5 million and $1.4 million, respectively. During 2019 and 2018, $357,000 and $287,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2019 and 2018, the loan had an outstanding balance of $9.3 million and $10.4 million, respectively, and the ESOP had unallocated shares of 459,711 and 525,241, respectively. At December 31, 2019, the unallocated shares had a fair value of $11.7 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the years ended December 31, 2019, 2018 and 2017, the Bank recorded compensation expense related to the ESOP of $1.6 million, $1.6 million, and $919,000, respectively, including $366,000, $596,000, and $637,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2019, 2,412,132 shares had been allocated to participants and 65,531 shares were committed to be released.
Note 12. Incentive Plan
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
Under the amended 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 4,000,000 shares subject to option or, in lieu of options, up to 1,600,000 shares in the form of stock awards. At December 31, 2019, 261,527 options or 104,611 awards remain to be issued. Under the 2006 Stock Incentive Plan, the Company was authorized to issue up to an additional 1,000,000 shares subject to options, or in lieu of options, up to 333,333 shares in the form of stock awards. At December 31, 2019, no options or awards remain to be issued.
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
Stock awards generally vest at the rate of 20% per year. In 2019 and 2018, the Company granted performance-based awards, which vest in equal amounts over a 3 year period when a specific performance metric has been attained or exceeded. Options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues Treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $973,000, $1.0 million, and $1.2 million, of expense for stock option grants and $2.9 million, $2.0 million, and $1.0 million, of expense for stock award grants, for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the Company had $10.4 million in compensation cost related to non-vested options and stock awards not yet recognized. This cost will be recognized over the remaining vesting period of 3.35 years.
The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2019	2018	2017
Risk-free interest rate	2.63%	2.65%	2.31%
Expected option life	7 years	7 years	7 years
Expected volatility	21%	21%	21%
Expected dividend yield	2.70%	2.19%	2.07%

Weighted average fair value of an option share granted during the year	$4.47	$5.44	$5.62
Intrinsic value of options exercised during the year (in thousands)	2,994	8,513	7,882

The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.

A summary of option activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,340,842	$18.25	2,489,314	$16.91	2,758,833	$14.94
Granted	461,407	25.20	135,107	27.39	335,150	29.01
Assumed in acquisition	—	—	491,248	21.92	—	—
Exercised	(227,189)	11.24	(765,624)	17.69	(567,153)	14.39
Forfeited	(149,158)	24.71	(9,203)	28.42	(35,099)	18.42
Expired	(1,870)	29.59	—	—	(2,417)	11.70
Outstanding at end of year	2,424,032	$19.80	2,340,842	$18.25	2,489,314	$16.91
Options exercisable	1,612,946		1,604,576		1,608,762

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.45 to 12.95	293,334	1.3 years	$9.78	290,334	1.3 years	$9.76
12.95 to 17.45	900,520	3.7	15.45	765,149	3.3	15.13
17.45 to 21.95	196,744	4.2	17.98	196,744	4.2	17.98
21.95 to 26.45	457,563	8.8	24.99	34,570	4.8	23.18
26.45 to 30.95	575,871	5.9	28.21	326,149	4.6	28.04
	2,424,032	4.9 years	$19.80	1,612,946	3.3 years	$17.29

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2019 is $15.4 million and $14.1 million, respectively.
A summary of the granted but unvested stock award activity for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	330,598	$25.92	169,703	$21.79	156,945	$17.25
Granted	249,651	24.80	272,668	27.52	69,175	28.70
Vested	(105,307)	24.49	(58,754)	20.81	(47,379)	17.32
Forfeited	(23,499)	26.38	(53,019)	26.60	(9,038)	19.14
Outstanding at end of year	451,443	$25.61	330,598	$25.92	169,703	$21.79

Note 13. Commitments, Contingencies and Concentrations of Credit Risk
The Company, in the normal course of business, is party to financial instruments and commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit.

At December 31, 2019, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2019
Unused consumer and construction loan lines of credit (primarily floating-rate)	$333,074
Unused commercial loan lines of credit (primarily floating-rate)	451,535
Other commitments to extend credit:
Fixed-Rate	197,940
Adjustable-Rate	2,764
Floating-Rate	127,010

The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 2.25% to 6.75% at December 31, 2019.
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
At December 31, 2019, the Company is obligated under noncancelable operating leases for premises and equipment. Rental and lease expense under these leases aggregated approximately $5.0 million, $5.2 million, and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Refer to Note 17 Leases, for the projected minimum lease commitments as of December 31, 2019.
The Company grants one-to-four family and commercial first mortgage real estate loans to borrowers primarily located throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial real estate loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.
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

Note 14. Earnings Per Share
The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Weighted average shares outstanding	50,701	47,266	32,490
Less: Unallocated ESOP shares	(493)	(435)	(311)
Unallocated incentive award shares and shares held by deferred compensation plan	(42)	(58)	(66)
Average basic shares outstanding	50,166	46,773	32,113
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	580	884	1,012
Average diluted shares outstanding	50,746	47,657	33,125

For the years ended December 31, 2019, 2018 and 2017, antidilutive stock options of 993,000, 504,000, and 331,000, respectively, were excluded from earnings per share calculations.

Note 15. Fair Value Measurements
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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the years ended December 31, 2019, 2018 and 2017. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2019
Items measured on a recurring basis:
Debt securities available-for-sale	$150,960	$—	$150,935	$25
Equity investments	10,136	10,136	—	—
Interest rate swap asset	10,141	—	10,141	—
Interest rate swap liability	(10,708)	—	(10,708)	—
Items measured on a non-recurring basis:
Other real estate owned	264	—	—	264
Loans measured for impairment based on the fair value of the underlying collateral	8,794	—	—	8,794

December 31, 2018
Items measured on a recurring basis:
Debt securities available-for-sale	$100,717	$—	$100,717	$—
Equity investments	9,655	9,655	—	—
Interest rate swap asset	1,722	—	1,722	—
Interest rate swap liability	(1,813)	—	(1,813)	—
Items measured on a non-recurring basis:
Other real estate owned	1,381	—	—	1,381
Loans measured for impairment based on the fair value of the underlying collateral	11,639	—	—	11,639
Assets and Liabilities Disclosed at Fair Value
A description of the valuation methodologies used for assets and liabilities disclosed at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Cash and Due from Banks
For cash and due from banks, the carrying amount approximates fair value.
Debt Securities Held-to-Maturity
Debt securities classified as held-to-maturity are carried at amortized cost, as the Company has the positive intent and ability to hold these debt securities to maturity. The Company determines the fair value of the debt securities utilizing Level 2 and, infrequently, Level 3 inputs. Most of the Company’s investment and mortgage-backed securities, are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third-party pricing vendors or security industry sources that actively participate in the buying and selling of debt securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific debt securities, but comparing the debt securities to benchmark or comparable debt securities.

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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential real estate, consumer and commercial. Each loan category is further segmented into fixed and adjustable rate interest terms.
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

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2019 and December 31, 2018 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2019
Financial Assets:
Cash and due from banks	$120,544	$120,544	$—	$—
Debt securities held-to-maturity	768,873	—	774,805	2,485
Restricted equity investments	62,356	—	—	62,356
Loans receivable, net and loans held-for-sale	6,207,680	—	—	6,173,237
Financial Liabilities:
Deposits other than time deposits	5,393,145	—	5,393,145	—
Time deposits	935,632	—	936,318	—
Federal Home Loan Bank advances and other borrowings	616,061	—	626,225	—
Securities sold under agreements to repurchase with retail customers	71,739	71,739	—	—
December 31, 2018
Financial Assets:
Cash and due from banks	$120,792	$120,792	$—	$—
Debt securities held-to-maturity	846,810	—	830,999	1,816
Restricted equity investments	56,784	—	—	56,784
Loans receivable, net and loans held-for-sale	5,579,222	—	—	5,474,306
Financial Liabilities:
Deposits other than time deposits	4,948,325	—	4,948,325	—
Time deposits	866,244	—	853,678	—
Federal Home Loan Bank advances and other borrowings	548,913	—	554,692	—
Securities sold under agreements to repurchase with retail customers	61,760	61,760	—	—
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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. For the periods ended December 31, 2019 and 2018, the Company recognized a loss of $478,000 and $87,000, respectively, in other income resulting from a fair value adjustment. The notional amount of derivatives not designated as hedging instruments was $337.6 million and $59.3 million at December 31, 2019 and 2018, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2019	2018
Other assets	$10,141	$1,722
Other liabilities	10,708	1,813

Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $13.7 million and $4.1 million at December 31, 2019 and 2018, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $10.7 million and $1.8 million at December 31, 2019 and 2018, respectively.

Note 17. Leases
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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		December 31, 2019
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$18,682
Finance lease ROU asset	Premises and equipment, net	1,534
Total Lease ROU Asset		$20,216

Lease Liabilities
Operating lease liability	Other liabilities	$18,893
Finance lease liability	Other borrowings	1,953
Total Lease Liability		$20,846

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

December 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	9.69 years
Finance lease	9.60 years
Weighted-Average Discount Rate
Operating leases	3.45%
Finance lease	5.63%

The following table represents lease expenses and other lease information (in thousands):

For Year Ended December 31, 2019
Lease Expense
Operating Lease Expense	$3,904
Finance Lease Expense:
Amortization of ROU assets	274
Interest on lease liabilities(1)	174
Total	$4,352

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,625
Operating cash flows from finance leases	174
Financing cash flows from finance leases	263

(1)	Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.
Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ended December 31,
2020	$295	$3,425
2021	295	3,256
2022	295	2,869
2023	295	2,132
2024	295	1,878
Thereafter	942	9,165
Total	$2,417	$22,725
Less: Imputed Interest	(464)	(3,832)
Total Lease Liabilities	$1,953	$18,893

Note 18. Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2019 and 2018 and condensed statements of operations and cash flows for the years ended December 31, 2019, 2018 and 2017 for OceanFirst Financial Corp. (parent company only) reflect the Company’s investment in its wholly-owned subsidiaries, the Bank and OceanFirst Risk Management, Inc., using the equity method of accounting.
Condensed Statement of Financial Condition
(in thousands)

	December 31,
	2019	2018
Assets:
Cash and due from banks	$5,442	$3,930
Advances to subsidiary Bank	27,878	14,026
Investment securities	1,000	1,000
ESOP loan receivable	9,271	10,431
Investment in subsidiaries	1,206,479	1,107,539
Other assets	327	234
Total assets	$1,250,397	$1,137,160
Liabilities and Stockholders’ Equity:
Borrowings	$94,848	$94,134
Other liabilities	2,430	3,668
Stockholders’ equity	1,153,119	1,039,358
Total liabilities and stockholders’ equity	$1,250,397	$1,137,160

Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Dividend income – subsidiary Bank	$79,000	$32,000	$32,000
Interest and dividend income – investment securities	63	63	63
Interest income – advances to subsidiary Bank	426	525	280
Interest income – ESOP loan receivable	321	321	321
Other income	—	15	—
Total income	79,810	32,924	32,664
Interest expense – borrowings	5,402	4,997	2,592
Operating expenses	2,686	2,397	1,788
Income before income taxes and undistributed earnings of subsidiary Bank	71,722	25,530	28,284
Benefit for income taxes	924	846	973
Income before undistributed earnings of subsidiary Bank	72,646	26,376	29,257
Undistributed earnings of subsidiary Bank	15,928	45,556	13,213
Net Income	$88,574	$71,932	$42,470

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$88,574	$71,932	$42,470
(Increase) decrease in advances to subsidiary Bank	(13,852)	15,262	(23,371)
Undistributed earnings of subsidiary Bank	(15,928)	(45,556)	(13,213)
Amortization of deferred costs on borrowings	261	262	121
Net amortization of purchase accounting adjustments	453	395	—
Change in other assets and other liabilities	(184)	4,076	607
Net cash provided by operating activities	59,324	46,371	6,614
Cash flows from investing activities:
Increase in ESOP loan receivable	—	(8,400)	—
Repayments on ESOP loan receivable	1,160	1,020	234
Net cash provided by (used in) investing activities	1,160	(7,380)	234
Cash flows from financing activities:
Dividends paid	(34,241)	(29,564)	(19,286)
Purchase of treasury stock	(26,066)	(10,837)	—
Exercise of stock options	1,335	5,324	3,354
Net cash used in financing activities	(58,972)	(35,077)	(15,932)
Net increase (decrease) in cash and due from banks	1,512	3,914	(9,084)
Cash and due from banks at beginning of year	3,930	16	9,100
Cash and due from banks at end of year	$5,442	$3,930	$16

Note 19. Subsequent Events
On January 1, 2020, the Company completed its acquisitions of Two River and Country Bank. The transactions closed on January 1, 2020, and based on the $25.54 per share closing price of the Company’s common stock, the total transaction values were $197 million for Two River and $113 million for Country Bank. The total number of shares issued in the transaction were approximately 5,818,687 for Two River and 4,418,000 for Country Bank.
Two River operated 14 branches and one loan production office. The Two River acquisition added $1.1 billion to assets, $938 million to loans, and $942 million to deposits.
Country Bank operated 5 branches and one loan production office. The Country Bank acquisition added $798 million to assets, $616 million to loans, and $654 million to deposits.
As a result of the Two River and Country Bank acquisitions on January 1, 2020, consolidated assets were $10.2 billion, loans were $7.8 billion, and deposits were $7.9 billion.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	December 31	September 30	June 30	March 31
2019
Interest income	$77,075	$76,887	$78,410	$76,422
Interest expense	13,721	13,495	13,573	12,034
Net interest income	63,354	63,392	64,837	64,388
Provision for loans losses	355	305	356	620
Net interest income after provision for loan losses	62,999	63,087	64,481	63,768
Other income	11,231	11,543	9,879	9,512
Operating expenses (excluding merger related and branch consolidation expenses)	43,589	40,884	43,289	41,827
Merger related and branch consolidation expenses	4,010	2,473	7,626	5,444
Income before provision for income taxes	26,631	31,273	23,445	26,009
Provision for income taxes	3,181	6,302	4,465	4,836
Net income	$23,450	$24,971	$18,980	$21,173
Basic earnings per share	$0.47	$0.50	$0.37	$0.43
Diluted earnings per share	$0.47	$0.49	$0.37	$0.42
2018
Interest income	$72,358	$71,382	$70,078	$62,837
Interest expense	10,517	9,878	8,631	7,126
Net interest income	61,841	61,504	61,447	55,711
Provision for loans losses	506	907	706	1,371
Net interest income after provision for loan losses	61,335	60,597	60,741	54,340
Other income	8,748	8,285	8,883	8,910
Operating expenses (excluding merger related expenses and branch consolidation expenses)	37,794	37,503	42,470	38,508
Merger related and branch consolidation expenses	1,288	2,030	8,434	18,310
Income before provision for income taxes	31,001	29,349	18,720	6,432
Provision for income taxes	4,269	5,278	3,018	1,005
Net income	$26,732	$24,071	$15,702	$5,427
Basic earnings per share	$0.56	$0.50	$0.33	$0.12
Diluted earnings per share	$0.55	$0.50	$0.32	$0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

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
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO 2013 Framework”).
Based on this assessment, management determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 54.

(c)	Remediation of Material Weakness
As previously disclosed in Item 9A Controls and Procedures in the Annual Report on Form 10-K for the year end December 31, 2018, management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) associated with user access over the core banking information technology (“IT”) system used for financial reporting as well as ineffective monitoring controls designed to address the completeness and accuracy of daily reports generated by the core banking IT system.
During 2019, management implemented the previously disclosed remediation plan that included: i) improving policies and procedures regarding the granting and review of access to IT systems impacting financial reporting to ensure access is limited to functions required for the performance of an employee’s role and responsibilities thereby reducing segregation of duties conflicts; and (ii) enhancing the compensating controls related to the monitoring and review of activities performed by employees serving in conflicting capacities with a specific focus on access to systems supporting financial reporting processes. Management evaluated the new controls and procedures designed to remediate the material weakness and determined that the Company’s internal control over financial reporting was effective as of December 31, 2019.

(d)	Changes in Internal Control Over Financial Reporting
Except as noted above in Item 9A(c) relative to the remediation of the prior year material weakness, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020 under the captions “Corporate Governance”, “Proposal 1. Election of Directors” and “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2019 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,424,032	$19.80	261,527
Equity compensation plans not approved by stockholders	—	—	—
Total	2,424,032	$19.80	261,527

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 20, 2020 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements
The following documents are filed as a part of this report:

(a)	(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)	(3) Exhibits

Exhibit No:	Exhibit Description	Reference
2.1	Agreement and Plan of Merger, dated as of August 9, 2019, by and among OceanFirst Financial Corp., Midtown Merger Sub Corp. and Country Bank Holding Company, Inc.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed by OceanFirst Financial Corp. on August 13, 2019.
2.2	Agreement and Plan of Merger, dated as of August 9, 2019, by and among OceanFirst Financial Corp., Hammerhead Merger Sub Corp. and Two River Bancorp.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed by OceanFirst Financial Corp. on August 13, 2019
3.1	Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
3.1A	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on June 4, 2018.
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.
4.0	Stock Certificate of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
4.0(vi)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
10.1(b)	Amended Employee Stock Ownership Plan	Incorporated by reference from Exhibit to Form 10-K filed on March 17, 2008.
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.4	OceanFirst Bank Deferred Compensation Plan for Directors	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.5	OceanFirst Bank Deferred Compensation Plan for Officers	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement	Incorporated by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.15	Amendment of the OceanFirst Financial Corp. 2000 Stock Option Plan	Incorporated herein by reference from the Schedule 14-A Definitive Proxy Statement filed on March 21, 2003.
10.16	Form of OceanFirst Financial Corp. 2000 Stock Option Plan Non-Statutory Option Award Agreement	Incorporated by reference from Exhibit to Form 10-K filed on March 15, 2005.
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.

Exhibit No:	Exhibit Description	Reference
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
10.20	2006 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on March 15, 2006.
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and Angela K. Ho	Incorporated herein by reference from Exhibit to Form 8-K filed on March 7, 2017.
10.24	Form of Change in Control Agreement between OceanFirst Bank and Angela K. Ho	Incorporated herein by reference from Exhibit to Form 8-K filed on March 7, 2017.
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.28	2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.28A	Amendment No. 1 to 2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on April 26, 2017.
10.29	2011 Cash Incentive Compensation Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards	Incorporated herein by reference from Exhibit to Form 8-K filed January 17, 2014.
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph R. Iantosca and Joseph J. Lebel	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.35A
Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel III, and Steven J. Tsimbinos
Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.
10.38	Separation, Non-Competition and Consulting Agreement, dated as of August 9, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and Joseph M. Murphy, Jr.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on December 19, 2019.
10.39	Consulting Agreement, dated as of December 31, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and William D. Moss	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K/A filed on January 2, 2020.
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”	Filed herewith
23.0	Consent of KPMG LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No:	Exhibit Description	Reference
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
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

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board
President and Chief Executive Officer

Date:	February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	February 28, 2020
Christopher D. Maher
Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

/s/ Michael J. Fitzpatrick	February 28, 2020
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Angela K. Ho	February 28, 2020
Angela K. Ho
(principal accounting officer)

/s/ Steven E. Brady	February 28, 2020
Steven E. Brady
Director

/s/ Angelo Catania	February 28, 2020
Angelo Catania
Director

/s/ Anthony R. Coscia	February 28, 2020
Anthony R. Coscia
Director

/s/ Michael D. Devlin	February 28, 2020
Michael D. Devlin
Director

Name	Date

/s/ Jack M. Farris	February 28, 2020
Jack M. Farris
Director

/s/ Kimberly A. Guadagno	February 28, 2020
Kimberly A. Guadagno
Director

/s/ Nicos Katsoulis	February 28, 2020
Nicos Katsoulis
Director

/s/ John K. Lloyd	February 28, 2020
John K. Lloyd
Director

/s/ William D. Moss	February 28, 2020
William D. Moss
Director

/s/ Joseph M. Murphy, Jr.	February 28, 2020
Joseph M. Murphy, Jr.
Director

/s/ Steven M. Scopellite	February 28, 2020
Steven M. Scopellite
Director

/s/ Grace C. Torres	February 28, 2020
Grace C. Torres
Director

/s/ Grace M. Vallacchi	February 28, 2020
Grace M. Vallacchi
Director

/s/ John E. Walsh	February 28, 2020
John E. Walsh
Director

/s/ Samuel R. Young	February 28, 2020
Samuel R. Young
Director