Form 10-Q
period 2020-03-31
OCEANFIRST FINANCIAL CORP
filed 2020-05-11
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11713
________________________________________________
OceanFirst Financial Corp.
(Exact name of registrant as specified in its charter)
 ________________________________________________

Delaware	22-3412577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 West Front Street,	Red Bank,	NJ	07701
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (732) 240-4500
________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	OCFC	NASDAQ
Depositary Shares (each representing a 1/40th interest in a share of 7.0% Series A Non-Cumulative, perpetual preferred stock)	OCFCP	NASDAQ
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
As of May 4, 2020 there were 60,577,925 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019	March 31, 2019
SELECTED FINANCIAL CONDITION DATA(1):
Total assets	$10,489,074	$8,246,145	$8,092,948
Loans receivable, net	7,913,541	6,207,680	5,968,830
Deposits	7,892,067	6,328,777	6,290,485
Stockholders’ equity	1,409,834	1,153,119	1,127,163
SELECTED OPERATING DATA:
Net interest income	79,645	63,354	64,388
Provision for loan losses	9,969	355	620
Other income	13,697	11,231	9,512
Operating expenses	62,796	47,599	47,271
Net income	16,533	23,450	21,173
Diluted earnings per share	0.27	0.47	0.42
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	23.38	22.88	22.00
Tangible stockholders’ equity per common share (2)	14.62	15.13	14.32
Cash dividend per share	0.17	0.17	0.17
Stockholders’ equity to total assets	13.44%	13.98%	13.93%
Tangible stockholders’ equity to total tangible assets (2)	8.85	9.71	9.53
Return on average assets (3) (4)	0.64	1.14	1.10
Return on average tangible assets (2) (3) (4)	0.68	1.19	1.15
Return on average stockholders’ equity (3) (4)	4.70	8.12	7.82
Return on average tangible stockholders’ equity (2) (3) (4)	7.50	12.33	11.97
Net interest rate spread	3.29	3.26	3.59
Net interest margin	3.52	3.48	3.78
Operating expenses to average assets (3) (4)	2.44	2.31	2.45
Efficiency ratio (4) (5)	67.28	63.82	63.97
Loan to deposit ratio	100.27	98.09	94.89
ASSET QUALITY:
Non-performing loans	$16,263	$17,849	$20,895
Non-performing assets	16,747	18,113	22,489
Allowance for credit losses as a percent of total loans receivable	0.37%	0.27%	0.28%
Allowance for credit losses as a percent of total non-performing loans	182.22	94.41	79.95
Non-performing loans as a percent of total loans receivable	0.21	0.29	0.35
Non-performing assets as a percent of total assets	0.16	0.22	0.28

(1)	With the exception of end of quarter ratios, all ratios are based on average daily balances.

(2)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible.

(3)	Ratios are annualized.

(4)
Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses, and Two River and Country Bank opening credit loss expense under the Current Expected Credit Loss (“CECL”) model of $13.6 million, or $10.4 million, net of tax benefit, for the quarter ended March 31, 2020. Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses, non-recurring professional fees, and income tax benefit related to change in New Jersey tax code of $3.1 million, or $2.3 million, net of tax benefit, for the quarter ended December 31, 2019. Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $5.4 million, or $4.4 million, net of tax benefit, for the quarter ended March 31, 2019.

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
Over the past two years the Company has grown significantly through the acquisitions of Capital Bank of New Jersey (“Capital Bank”), Two River Bancorp (“Two River”) and Country Bank Holding Company, Inc. (“Country Bank”). These acquisitions added $2.6 billion in assets, $1.9 billion in loans and $2.0 billion in deposits.
Highlights of the Company’s financial results and corporate activities for the three months ended March 31, 2020 were as follows:

Strong organic loan originations of $426.2 million provided total loan growth of $158.4 million (excluding acquired loans) with a record pipeline of $525.3 million at March 31, 2020.

On January 1, 2020, the Company completed its acquisitions of Two River and Country Bank. Two River added $1.2 billion to assets, $940.8 million to loans, $85.2 million to goodwill, and $941.8 million to deposits. Country Bank added $832.8 million to assets, $618.7 million to loans, $39.9 million to goodwill, and $652.7 million to deposits.

The Company anticipates full integration of operations and the elimination of eight duplicate branches in Two River’s market area in May 2020, resulting in cost savings in future periods. The Bank expects to consolidate an additional five branches, also in May, independent of the acquisitions; bringing the total number of branches consolidated to 53 over the past four years.

The Company adopted Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” and increased credit loss expense by $9.6 million from the prior linked quarter.

The Company’s first quarter results were adversely impacted by the COVID-19 outbreak, including an estimated increase in credit loss expense of $7.2 million and an increase in operating expense of $1.0 million.
Net income for the quarter ended March 31, 2020, was $16.5 million, or $0.27 per diluted share, as compared to $21.2 million, or $0.42 per diluted share, for the corresponding prior year period. Net income for the quarter ended March 31, 2020 included merger related expenses, branch consolidation expenses, and Two River and Country Bank opening credit loss expense under the CECL model which decreased net income, net of tax benefit, by $10.4 million. Net income for the quarter ended March 31, 2019 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $4.4 million. Excluding these items, net income for the quarter ended March 31, 2020 increased over the same prior year period, primarily due to the acquisitions of Two River and Country Bank.
The Company remains well-capitalized with a tangible common equity to tangible assets ratio of 8.85% at March 31, 2020.
The Company declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended March 31, 2020, of $0.17 per share will be paid on May 15, 2020 to stockholders of record on May 4, 2020.

Impact of COVID-19

On March 16, 2020 the Company announced a series of actions intended to mitigate the impact of the COVID-19 virus outbreak on customers, employees and communities. The Company offers its Borrower Relief Program to addresses both commercial and consumer needs to customers who were current as of either year end or the date of the modification. In addition, in keeping with regulatory guidance under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, these loans are not considered troubled debt restructured (“TDR”) loans at March 31, 2020 and will not be reported as past due during the deferral period.

The Commercial Borrower Relief Program includes: 1) public accommodation businesses, such as restaurants/caterers, and certain retail establishments, that are forced to close are eligible for full deferral of loan payments (principal and interest) for 90 days and immediate working capital facilities up to $200,000; 2) public accommodation businesses that are reducing services in response to the pandemic (such as reducing capacity, transitioning to take-out only, etc.) are eligible to make interest-only payments and defer principal payments for 90 days, and immediate working capital facilities up to $100,000; and 3) additional relief programs may be available to the Bank’s commercial borrowers on an individualized basis, depending on the borrower’s circumstances.

The Consumer Borrower Relief Program includes automatic deferral of residential mortgage or consumer loan payments (principal and interest) for 90 days upon request. Borrowers who request a second 90-day deferral will be required to provide reason(s) for financial hardship as a result of COVID-19.

Through May 3, 2020, commercial and consumer loans with a principal amount outstanding of $1.2 billion had requested payment deferrals. In accordance with the CARES Act, none of these loans are considered TDR loans and will not be reported as past due during the deferral period.

The Company also accepted and processed applications for loans under the Paycheck Protection Program beginning April 3, 2020. Through May 3, 2020, the Company received over 3,100 applications, received conditional approval from the SBA of $491 million, disbursed $403 million and expects to generate processing fee income of approximately $17 million. Management expects to fund these short-term loans through a combination of excess cash held at the Federal Reserve, short-term Federal Home Loan Bank (“FHLB”) advances, and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).

In addition, COVID-19 could cause a goodwill impairment test where a triggering event has occurred, and under certain circumstances, result in an impairment charge recorded in that period. Such a charge would not impact the Company’s tangible common equity to tangible assets ratio of 8.85% or regulatory capital. At March 31, 2020, the Company’s goodwill balance was $500.1 million and the Company concluded that no impairment existed.

The full impact of COVID-19 is unknown and rapidly evolving. It is impacting the Company’s operations and financial results, as well as those of the Bank’s customers. For the quarter ended March 31, 2020, the Company recognized an estimated increase in credit loss expense of $7.2 million and an increase in operating expense of $1.0 million.

For further discussion, see Risk Factors - The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three months ended March 31, 2020 and March 31, 2019. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$63,726	$342	2.16%	$79,911	$467	2.37%
Securities (1)	1,186,535	7,921	2.68	1,067,150	6,954	2.64
Loans receivable, net (2)
Commercial	4,960,991	59,875	4.85	3,211,296	41,408	5.23
Residential	2,473,410	24,628	3.98	2,094,131	21,404	4.09
Home Equity	339,003	4,070	4.83	353,358	4,707	5.40
Other	87,478	1,371	6.30	119,185	1,482	5.04
Allowance for credit losses net of deferred loan fees	(10,220)	—	—	(10,083)	—	—
Loans Receivable, net	7,850,662	89,944	4.61	5,767,887	69,001	4.85
Total interest-earning assets	9,100,923	98,207	4.34	6,914,948	76,422	4.48
Non-interest-earning assets	1,231,886			924,368
Total assets	$10,332,809			$7,839,316
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,807,793	5,132	0.74%	$2,508,669	3,745	0.61%
Money market	614,062	1,040	0.68	623,868	1,157	0.75
Savings	1,403,338	1,555	0.45	904,047	286	0.13
Time deposits	1,459,348	6,209	1.71	932,341	3,451	1.50
Total	6,284,541	13,936	0.89	4,968,925	8,639	0.71
FHLB Advances	631,329	2,824	1.80	339,686	1,839	2.20
Securities sold under agreements to repurchase	82,105	95	0.47	65,295	55	0.34
Other borrowings	118,851	1,707	5.78	99,517	1,501	6.12
Total interest-bearing liabilities	7,116,826	18,562	1.05	5,473,423	12,034	0.89
Non-interest-bearing deposits	1,687,582			1,211,934
Non-interest-bearing liabilities	113,477			55,975
Total liabilities	8,917,885			6,741,332
Stockholders’ equity	1,414,924			1,097,984
Total liabilities and equity	$10,332,809			$7,839,316
Net interest income		$79,645			$64,388
Net interest rate spread (3)			3.29%			3.59%
Net interest margin (4)			3.52%			3.78%
Total cost of deposits (including non-interest-bearing deposits)			0.70%			0.57%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost net of allowance for credit losses.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019
Total assets increased by $2.243 billion, to $10.489 billion at March 31, 2020, from $8.246 billion at December 31, 2019, primarily as a result of the acquisitions of Two River and Country Bank, which added $2.031 billion to total assets. Loans receivable, net of allowance for credit losses, increased by $1.706 billion, to $7.914 billion at March 31, 2020, from $6.208 billion at December 31, 2019, primarily due to acquired loans from Two River and Country Bank of $1.559 billion. As part of the acquisitions of Two River and Country Bank, the Company’s goodwill balance increased to $500.1 million at March 31, 2020, from $374.6 million at December 31, 2019 and the core deposit intangible increased to $28.3 million, from $15.6 million.

Deposits increased by $1.563 billion, to $7.892 billion at March 31, 2020, from $6.329 billion at December 31, 2019, primarily due to acquired deposits from Two River and Country Bank of $1.594 billion. The loan-to-deposit ratio at March 31, 2020 was 100.3%, as compared to 98.1% at December 31, 2019.

Stockholders’ equity increased to $1.410 billion at March 31, 2020, as compared to $1.153 billion at December 31, 2019. The acquisitions of Two River and Country Bank added $261.4 million to stockholders’ equity. At March 31, 2020, there were 2,019,145 shares available for repurchase under the Company’s stock repurchase program. For the quarter ended March 31, 2020, the Company repurchased 648,851 shares under the repurchase program at a weighted average cost of $22.83. The Company suspended its repurchase activity on February 28, 2020 in light of the COVID-19 pandemic. Tangible stockholders’ equity per common share decreased to $14.62 at March 31, 2020, as compared to $15.13 at December 31, 2019.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019
General
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”) and its results of operations are included in the consolidated results for the quarter ended March 31, 2020, but are excluded from the results of operations for the period from January 1, 2019 to January 31, 2019.

On January 1, 2020, the Company completed its acquisitions of Two River and Country Bank and their respective results of operations from January 1, 2020 through March 31, 2020 are included in the consolidated results for the quarter ended March 31, 2020, but are not included in the results of operations for the corresponding prior year period.
Net income for the quarter ended March 31, 2020, was $16.5 million, or $0.27 per diluted share, as compared to $21.2 million, or $0.42 per diluted share, for the corresponding prior year period. Net income for the quarter ended March 31, 2020 included merger related expenses, branch consolidation expenses, and Two River and Country Bank opening credit loss expense under the CECL model which decreased net income, net of tax benefit, by $10.4 million. Net income for the quarter ended March 31, 2019 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $4.4 million. Excluding these items, net income for the quarter ended March 31, 2020 increased over the same prior year period, primarily due to the acquisitions of Two River and Country Bank.

Interest Income
Interest income for the quarter ended March 31, 2020 increased to $98.2 million as compared to $76.4 million in the corresponding prior year period. Average interest-earning assets increased by $2.186 billion for the quarter ended March 31, 2020 as compared to the same prior year period. The averages for the quarter ended March 31, 2020 were favorably impacted by $1.762 billion of interest-earning assets acquired from Two River and Country Bank. Average loans receivable, net, increased by $2.083 billion for the quarter ended March 31, 2020, as compared to the same prior year period. The increase attributable to the acquisitions of Two River and Country Bank were $1.546 billion. For the quarter ended March 31, 2020, the yield on average interest-earning assets decreased to 4.34% from 4.48% in the corresponding prior year period.
Interest Expense
Interest expense for the quarter ended March 31, 2020 was $18.6 million as compared to $12.0 million in the corresponding prior year period. Average interest-bearing liabilities increased $1.643 billion for the quarter ended March 31, 2020 as compared to the same prior year period. For the quarter ended March 31, 2020, the cost of average interest-bearing liabilities increased to 1.05% from 0.89% in the corresponding prior year period. The total cost of deposits (including non-interest bearing deposits) was 0.70% for the quarter ended March 31, 2020 as compared to 0.57% in the same prior year period. Deposit costs increased primarily due to the addition of higher priced deposits as a result of the Two River and Country Bank acquisitions.

Net Interest Income
Net interest income for the quarter ended March 31, 2020 increased to $79.6 million, as compared to $64.4 million for the same prior year period, reflecting an increase in interest-earning assets. The net interest margin for the quarter ended March 31, 2020 decreased to 3.52% from 3.78%, for the same prior year period.
Credit Loss Expense
For the quarter ended March 31, 2020, the credit loss expense was $10.0 million, as compared to $620,000 for the corresponding prior year period. Net loan charge-offs were $1.2 million for the quarter ended March 31, 2020, as compared to $492,000 in the corresponding prior year period. Net charge-offs for the quarter ended March 31, 2020 included $949,000 from the sale of higher risk residential loans. Non-performing loans totaled $16.3 million at March 31, 2020, as compared to $20.9 million at March 31, 2019. Credit expense was significantly influenced by the adoption of the CECL model coupled with actual and expected economic conditions due to the COVID-19 outbreak.
Other Income
For the quarter ended March 31, 2020, other income increased to $13.7 million, as compared to $9.5 million, for the corresponding prior year period. The increase was partly due to the impact of the Two River and Country Bank acquisitions, which added $558,000 and $162,000, respectively, to other income for the quarter ended March 31, 2020. Excluding the Two River and Country Bank acquisitions, the increase in other income for the quarter ended March 31, 2020 was primarily due to an increase in commercial loan swap fee income of $3.6 million, as compared to the corresponding prior year period.
Operating Expenses
Operating expenses increased to $62.8 million for the quarter ended March 31, 2020, as compared to $47.3 million in the same prior year period. Operating expenses for the quarter ended March 31, 2020 included $11.1 million of merger related and branch consolidation expenses, as compared to $5.4 million of merger related and branch consolidation expenses in the same prior year period. Excluding the impact of merger related and branch consolidation expenses, the change in operating expenses over the prior year were due to the Two River and Country Bank acquisitions, which added $5.3 million and $3.2 million, respectively, for the quarter ended March 31, 2020. The remaining increase in operating expenses was primarily due to expenses relating to the COVID-19 outbreak of $1.0 million.
Provision for Income Taxes
The provision for income taxes was $4.0 million for the quarter ended March 31, 2020, as compared to $4.8 million, for the same prior year period. The effective tax rate was 19.7% for the quarter ended March 31, 2020, as compared to 18.6% for the same prior year period. The higher effective tax rate in the current year period is primarily due to the impact of a New Jersey tax code change.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Discount Window, and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple banks.
At March 31, 2020, the Company had $214.0 million of outstanding overnight borrowings from the FHLB, as compared to $270.0 million at December 31, 2019. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $825.8 million and $519.3 million, at March 31, 2020 and December 31, 2019, respectively.
The Company’s cash needs for the three months ended March 31, 2020 were primarily satisfied by the net proceeds from FHLB advances, principal payments on mortgage-backed securities, proceeds from maturities and calls of debt investment securities, and acquired cash from acquisitions. The cash was principally utilized for loan originations, to fund short-term borrowing maturities, to fund deposit outflows, and purchase of treasury stock. The Company’s cash needs for the three months ended March 31, 2019 were primarily satisfied by principal payments on loans and mortgage-backed securities, increased deposits, and acquired cash from Capital Bank. The cash was principally utilized for loan originations, the purchase of loans receivable and securities, and the repayment of borrowings.

In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At March 31, 2020, outstanding undrawn lines of credit totaled $979.9 million and outstanding commitments to originate loans totaled $525.3 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $794.9 million at March 31, 2020. Management is opportunistic about renewing these time deposits, as needed.
The Company has a detailed contingency funding plan and comprehensive reporting of funding trends on a monthly and quarterly basis which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios. In response to COVID-19, management identified additional sources of contingent liquidity, including expanded borrowing capacity with the FHLB, the Federal Reserve and existing correspondent bank relationships. Due to the uncertainty caused by COVID-19, management has also significantly increased the Company’s balance sheet liquidity.
Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. For the quarter ended March 31, 2020, the Company repurchased 648,851 shares of common stock. On February 28, 2020, the Company suspended its repurchase activity in light of the COVID-19 pandemic. For the quarter ended March 31, 2019, the Company repurchased 159,307 shares of common stock. At March 31, 2020, there were 2,019,145 shares available to be repurchased under the stock repurchase program authorized in December of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	167,996	23.58	167,996	2,500,000
February 1, 2020 through February 29, 2020	480,855	22.57	480,855	2,019,145
March 1, 2020 through March 31, 2020	—	—	—	2,019,145
Cash dividends on common stock declared and paid during the first three months of 2020 were $10.3 million, as compared to $8.6 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the acquisitions of Two River and Country Bank. On April 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend is payable on May 15, 2020 to stockholders of record at the close of business on May 4, 2020.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the three months ended March 31, 2020, the Company received a dividend payment of $18.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. At March 31, 2020, OceanFirst Financial Corp. held $23.5 million in cash.

As of March 31, 2020 and December 31, 2019, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2020	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$931,370	9.53%	$390,977	4.000%		$488,721	5.00%
Common equity Tier 1 (to risk-weighted assets)	931,370	11.76	554,227	7.000	(1)	514,639	6.50
Tier 1 capital (to risk-weighted assets)	931,370	11.76	672,990	8.500	(1)	633,402	8.00
Total capital (to risk-weighted assets)	964,237	12.18	831,341	10.500	(1)	791,753	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$918,912	9.39%	$391,540	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	848,028	10.71	554,034	7.000	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	918,912	11.61	672,756	8.500	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,002,279	12.66	831,052	10.500	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2019	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$779,108	10.03%	$310,798	4.000%		$388,498	5.00%
Common equity Tier 1 (to risk-weighted assets)	779,108	12.98	420,106	7.000	(1)	390,099	6.50
Tier 1 capital (to risk-weighted assets)	779,108	12.98	510,129	8.500	(1)	480,121	8.00
Total capital (to risk-weighted assets)	797,339	13.29	630,159	10.500	(1)	600,152	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$791,746	10.17%	$311,289	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	729,095	12.14	420,273	7.000	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	791,746	13.19	510,331	8.500	(1)	N/A	N/A
Total capital (to risk-weighted assets)	844,977	14.07	630,409	10.500	(1)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 2.500%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At March 31, 2020, the Company maintained tangible common equity of $881.5 million, for a tangible common equity to assets ratio of 8.85%. At December 31, 2019, the Company maintained tangible common equity of $762.9 million, for a tangible common equity to assets ratio of 9.71%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At both March 31, 2020 and December 31, 2019, the reserve for repurchased loans and loss sharing obligations amounted to $1.1 million.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2020 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$1,036,212	$560,984	$153,680	$199,024	$122,524
Commitments to Fund Undrawn Lines of Credit
Commercial	598,823	598,823	—	—	—
Consumer/Construction	381,046	381,046	—	—	—
Commitments to Originate Loans	525,281	525,281	—	—	—
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

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$207	$207
Commercial real estate – owner occupied	4,219	4,811
Commercial real estate – investor	3,384	2,917
Residential mortgage	5,920	7,181
Home equity loans and lines	2,533	2,733
Total non-performing loans	16,263	17,849
Other real estate owned	484	264
Total non-performing assets	$16,747	$18,113
Purchased with credit deterioration (“PCD”) loans (1)	$59,783	$13,265
Delinquent loans 30-89 days	$48,905	$14,798
Allowance for credit losses as a percent of total loans receivable	0.37%	0.27%
Allowance for credit losses as a percent of total non-performing loans	182.22	94.41
Non-performing loans as a percent of total loans receivable	0.21	0.29
Non-performing assets as a percent of total assets	0.16	0.22

(1)	PCD loans are not included in non-performing loans or delinquent loans totals.

The Company’s non-performing loans totaled $16.3 million at March 31, 2020, as compared to $17.8 million at December 31, 2019. Included in the non-performing loans total was $6.2 million and $6.6 million of troubled debt restructured (“TDR”) loans at March 31, 2020 and December 31, 2019, respectively. Non-performing loans do not include $59.8 million and $13.3 million of acquired PCD loans at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the allowance for credit losses totaled $29.6 million, or 0.37% of total loans, as compared to $16.9 million, or 0.27% of total loans at December 31, 2019.

In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. This program allows for a deferral of payments for 90 days, which may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at March 31, 2020 and will not be reported as past due during the deferral period.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	March 31, 2020	December 31, 2019
Special Mention	$48,697	$34,529
Substandard	87,365	73,178

The increase in special mention and substandard loans is primarily due to the addition of Two River and Country Bank.

Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses and judgments regarding securities are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changed the Company’s allowance for credit losses accounting policy that existed at December 31, 2019. ASU 2016-13 is the most critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended March 31, 2020.

Allowance for Credit Losses (“ACL”)
Under the current expected credit loss (“CECL”) model, the allowance for credit losses on financial assets is a valuation allowance estimated at each balance sheet date in accordance with generally accepted accounting principles (“GAAP”) that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets. The CECL model also applies to certain off-balance sheet credit exposures.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the ACL. Accrued interest receivable at March 31, 2020 was $27.9 million.

Expected credit losses are reflected in the ACL through a charge to credit loss expense. The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific loans, securities, other assets, or portions thereof, are uncollectible, these amounts are charged-off against the ACL. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial and industrial, commercial real estate - owner occupied, commercial real estate - investor (including commercial real estate - construction and land), residential real estate, consumer (including student loans) and held-to-maturity (“HTM”) debt securities.

The Company uses an open pool loss-rate method to calculate a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The Company’s methodology considers relevant information about past and current economic conditions, as well as economic forecasts over a reasonable and supportable period. The historical loss rate is adjusted for the forecast of select macroeconomic variables based upon historic relationships. The adjusted loss rate reverts to the historical loss rate on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts. The Company differentiates its loss-rate method for HTM debt securities by looking to publicly available historical default and recovery statistics based on the attributes of issuer type, rating category and time to maturity. The Company measures expected credit losses of financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and defaults.

The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Adjustments will not be made for information that has already been considered and included in the quantitative allowance. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.

Collateral Dependent Financial Assets
For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is calculated based on the value of the underlying collateral less an appraisal discount, and in certain circumstances, the estimated cost to sell.

Troubled Debt Restructured Loans
A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. So long as they share similar risk characteristics, TDRs may be collectively evaluated and included in the Company’s existing portfolio segments to measure the ACL, unless the TDR is collateral dependent.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Financial assets include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense for off-balance sheet credit exposures. The ACL on off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.

Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”). PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates.

Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense.
The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this presentation contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of OceanFirst Financial Corp. (the “Company” or “OCFC”). These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence.
The Company’s ability to predict results or the actual effect of plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “10-K”), under Item 1A - Risk Factors, as supplemented by the Company’s subsequent filings with the Securities and Exchange Commission and elsewhere therein and the following: changes in interest rates, general economic conditions, public health crises (such as the governmental, social and economic effects of the novel coronavirus), levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, increased defaults as a result of economic disruptions caused by the novel coronavirus, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes (particularly with respect to the novel coronavirus), monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and Board of Governors of the Federal Reserve System (the “FRB”), the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, accounting principles and guidelines and the Bank’s ability to successfully integrate acquired operations. These risks and uncertainties are further discussed in the 10-K under Item 1A - Risk Factors and elsewhere therein and in subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2020, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2020, the Company’s one-year gap was positive 4.39% as compared to positive 4.31% at December 31, 2019. These results were within the approved policy guidelines.

At March 31, 2020	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$25,534	$980	$2,695	$—	$—	$29,209
Debt investment securities	82,046	53,365	137,652	62,143	134,762	469,968
Debt mortgage-backed securities	69,379	102,983	194,541	133,333	100,166	600,402
Equity investments	—	—	—	—	14,409	14,409
Restricted equity investments	—	—	—	—	81,005	81,005
Loans receivable (2)	1,718,498	1,450,598	2,266,365	1,338,119	1,176,792	7,950,372
Total interest-earning assets	1,895,457	1,607,926	2,601,253	1,533,595	1,507,134	9,145,365
Interest-bearing liabilities:
Interest-bearing checking accounts	958,586	132,002	314,248	257,409	985,242	2,647,487
Money market deposit accounts	37,639	41,109	103,420	89,221	348,756	620,145
Savings accounts	266,997	79,008	245,727	291,628	537,268	1,420,628
Time deposits	259,624	675,409	394,778	81,710	9,070	1,420,591
FHLB advances	359,000	112,254	154,599	199,971	—	825,824
Securities sold under agreements to repurchase and other borrowings	172,675	7,555	21,790	472	7,896	210,388
Total interest-bearing liabilities	2,054,521	1,047,337	1,234,562	920,411	1,888,232	7,145,063
Interest sensitivity gap (3)	$(159,064)	$560,589	$1,366,691	$613,184	$(381,098)	$2,000,302
Cumulative interest sensitivity gap	$(159,064)	$401,525	$1,768,216	$2,381,400	$2,000,302	$2,000,302
Cumulative interest sensitivity gap as a percent of total interest-earning assets	(1.74)%	4.39%	19.33%	26.04%	21.87%	21.87%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2020 and December 31, 2019. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2019 Form 10-K.

	March 31, 2020					December 31, 2019
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,558,187	9.6%	15.8%	$310,545	0.3%	$1,242,674	5.1%	16.4%	$253,184	(0.6)%
200	1,544,902	8.7	15.3	310,808	0.4	1,246,011	5.4	16.0	254,424	(0.1)
100	1,499,384	5.5	14.5	310,443	0.3	1,227,428	3.8	15.3	254,996	0.1
Static	1,421,585	—	13.4	309,631	—	1,182,696	—	14.4	254,721	—
(100)	1,193,206	(16.1)	11.1	301,301	(2.7)	1,090,184	(7.8)	12.9	252,662	(0.8)
The change in interest rate sensitivity at March 31, 2020, as compared to December 31, 2019, is primarily due to the additions of Two River and Country Bank.
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

(b) Changes in Internal Control Over Financial Reporting
Other than the changes in internal controls listed below, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Implementation of Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326)”
On January 1, 2020 the Company adopted ASU 2016-13 and its related amendments. The standard replaced the “incurred loss” approach with an “expected loss” model, which necessitates a forecast of lifetime losses. The adoption of ASU 2016-13 resulted in the implementation of additional models and systems. As a result, the Company has modified existing and implemented additional internal controls related to data validation, enhanced disclosure requirements and governance related activities into the overall internal controls over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$256,470	$120,544
Debt securities available-for-sale, at estimated fair value	153,738	150,960
Debt securities held-to-maturity, net of allowance for credit losses of $2,529 at March 31, 2020 (estimated fair value of $928,582 at March 31, 2020 and $777,290 at December 31, 2019)	914,255	768,873
Equity investments, at estimated fair value	14,409	10,136
Restricted equity investments, at cost	81,005	62,356
Loans receivable, net of allowance for credit losses of $29,635 at March 31, 2020, $16,852 at December 31, 2019 and $16,705 at March 31, 2019	7,913,541	6,207,680
Loans held-for-sale	17,782	—
Interest and dividends receivable	27,930	21,674
Other real estate owned	484	264
Premises and equipment, net	104,560	102,691
Bank Owned Life Insurance	261,270	237,411
Assets held for sale	3,785	3,785
Other assets	211,476	169,532
Core deposit intangible	28,276	15,607
Goodwill	500,093	374,632
Total assets	$10,489,074	$8,246,145
Liabilities and Stockholders’ Equity
Deposits	$7,892,067	$6,328,777
Federal Home Loan Bank advances	825,824	519,260
Securities sold under agreements to repurchase with retail customers	90,175	71,739
Other borrowings	120,213	96,801
Advances by borrowers for taxes and insurance	24,931	13,884
Other liabilities	126,030	62,565
Total liabilities	9,079,240	7,093,026
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued	~~—~~	—
Common stock, $.01 par value, 150,000,000 shares authorized, 60,960,568 shares issued and 60,311,717 and 50,405,048 shares outstanding at March 31, 2020 and December 31, 2019, respectively	609	519
Additional paid-in capital	1,078,438	840,691
Retained earnings	364,273	358,668
Accumulated other comprehensive loss	509	(1,208)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(8,344)	(8,648)
Treasury stock, 648,851 and 1,586,808 shares at March 31, 2020 and December 31, 2019, respectively	(25,651)	(36,903)
Common stock acquired by Deferred Compensation Plan	(94)	(92)
Deferred Compensation Plan Liability	94	92
Total stockholders’ equity	1,409,834	1,153,119
Total liabilities and stockholders’ equity	$10,489,074	$8,246,145

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)
Interest income:
Loans	$89,944	$69,001
Mortgage-backed securities	3,844	4,041
Debt securities, equity investments and other	4,419	3,380
Total interest income	98,207	76,422
Interest expense:
Deposits	13,936	8,639
Borrowed funds	4,626	3,395
Total interest expense	18,562	12,034
Net interest income	79,645	64,388
Credit loss expense	9,969	620
Net interest income after credit loss expense	69,676	63,768
Other income:
Bankcard services revenue	2,481	2,285
Trust and asset management revenue	515	498
Fees and service charges	4,873	4,516
Net gain on sales of loans	173	8
Net unrealized gain on equity investments	155	108
Net loss from other real estate operations	(150)	(6)
Income from Bank Owned Life Insurance	1,575	1,321
Commercial loan swap income	4,050	472
Other	25	310
Total other income	13,697	9,512
Operating expenses:
Compensation and employee benefits	29,885	22,414
Occupancy	5,276	4,530
Equipment	1,943	1,946
Marketing	769	930
Federal deposit insurance and regulatory assessments	667	832
Data processing	4,177	3,654
Check card processing	1,276	1,438
Professional fees	2,302	1,709
Other operating expense	3,802	3,369
Amortization of core deposit intangible	1,578	1,005
Branch consolidation expense	2,594	391
Merger related expenses	8,527	5,053
Total operating expenses	62,796	47,271
Income before provision for income taxes	20,577	26,009
Provision for income taxes	4,044	4,836
Net income	$16,533	$21,173
Basic earnings per share	$0.28	$0.43
Diluted earnings per share	$0.27	$0.42
Average basic shares outstanding	59,876	49,526
Average diluted shares outstanding	60,479	50,150
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net income	$16,533	$21,173
Other comprehensive income:
Unrealized gain on debt securities (net of tax expense of $586 and $175 in 2020 and 2019, respectively)	2,149	644
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $84 and $86 in 2020 and 2019, respectively)	115	125
Unrealized loss on cash flow hedge (net of tax benefit of $173 and $0 in 2020 and 2019, respectively)	(547)	—
Total other comprehensive income	1,717	769
Total comprehensive income	$18,250	$21,942
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2020 and 2019

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Common Stock Acquired by Deferred Compensation Plan	Deferred Compensation Plan Liability	Total
Balance at December 31, 2018	$—	$483	$757,963	$305,056	$(3,450)	$(9,857)	$(10,837)	$(87)	$87	$1,039,358
Net income	—	—	—	21,173	—	—	—	—	—	21,173
Other comprehensive income, net of tax	—	—	—	—	769	—	—	—	—	769
Stock awards	—	2	910	—	—	—	—	—	—	912
Allocation of ESOP Stock	—	—	97	—	—	303	—	—	—	400
Cash dividend $0.17 per share	—	—	—	(8,644)	—	—	—	—	—	(8,644)
Exercise of stock options	—	1	1,127	(609)	—	—	—	—	—	519
Purchase 159,307 shares of common stock	—	—	—	—	—	—	(3,805)	—	—	(3,805)
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	—	—	76,481
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(2)	2	—
Balance at March 31, 2019	$—	$518	$836,546	$316,976	$(2,681)	$(9,554)	$(14,642)	$(89)	$89	$1,127,163

Balance at December 31, 2019	$—	$519	$840,691	$358,668	$(1,208)	$(8,648)	$(36,903)	$(92)	$92	$1,153,119
Net income	—	—	—	16,533	—	—	—	—	—	16,533
Other comprehensive income, net of tax	—	—	—	—	1,717	—	—	—	—	1,717
Stock awards	—	2	1,106	—	—	—	—	—	—	1,108
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13	—	—	—	(4)	—	—	—	—	—	(4)
Allocation of ESOP stock	—	—	43	—	—	304	—	—	—	347
Cash dividend $0.17 per share	—	—	—	(10,274)	—	—	—	—	—	(10,274)
Exercise of stock options	—	2	1,305	(650)	—	—	—	—	—	657
Purchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)	—	—	(14,814)
Purchase of stock for the deferred compensation plan	—	—	—	—	—	—	—	(2)	2	—
Acquisition of Two River Bancorp	—	42	122,501	—	—	—	26,066	—	—	148,609
Acquisition of Country Bank Holding Company, Inc.	—	44	112,792	—	—	—	—	—	—	112,836
Balance at March 31, 2020	$—	$609	$1,078,438	$364,273	$509	$(8,344)	$(25,651)	$(94)	$94	$1,409,834

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$16,533	$21,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,126	2,257
Allocation of ESOP stock	347	400
Stock awards	1,108	912
Net excess tax benefit on stock compensation	(299)	(230)
Amortization of servicing asset	12	11
Net premium amortization in excess of discount accretion on securities	842	873
Net amortization of deferred costs on borrowings	63	54
Amortization of core deposit intangible	1,578	1,005
Net accretion of purchase accounting adjustments	(5,637)	(4,067)
Net amortization of deferred costs and discounts on loans	40	84
Provision for credit losses	9,969	620
Net loss on sale and write-down of other real estate owned	(2)	(89)
Net gain on sale of fixed assets	—	(5)
Net unrealized gain on equity securities	(155)	(108)
Net gain on sales of loans	(173)	(8)
Proceeds from sales of mortgage loans held for sale	7,673	503
Mortgage loans originated for sale	(25,282)	(495)
Increase in value of Bank Owned Life Insurance	(1,575)	(1,321)
Increase in interest and dividends receivable	(2,095)	(1,020)
Deferred tax provision	245	448
Decrease (increase) in other assets	10,877	(17,012)
Increase in other liabilities	47,501	34,084
Total adjustments	47,163	16,896
Net cash provided by operating activities	63,696	38,069
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(160,211)	21,335
Proceeds from sale of under performing loans	9,313	—
Purchase of loans receivable	—	(101,674)
Purchase of debt investment securities available-for-sale	(9,980)	(9,953)
Purchase of debt investment securities held-to-maturity	—	(2,077)
Purchase of equity investments	(36)	(53)
Proceeds from maturities and calls of debt investment securities available-for-sale	10,223	6,250
Proceeds from maturities and calls of debt investment securities held-to-maturity	13,001	6,732
Proceeds from sales of debt investment securities available-for-sale	5,869	—
Principal repayments on debt mortgage-backed securities available-for-sale	—	138
Principal repayments on debt investment securities held-to-maturity	310	77
Principal repayments on debt mortgage-backed securities held-to-maturity	35,091	27,319
Proceeds from Bank Owned Life Insurance	155	—
Proceeds from the redemption of restricted equity investments	36,581	22,754
Purchases of restricted equity investments	(47,216)	(21,320)
Proceeds from sales of other real estate owned	89	550
Purchases of premises and equipment	(1,798)	(840)
Net cash consideration received for acquisition	23,460	59,395
Net cash (used in) provided by investing activities	(85,149)	8,633

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(29,963)	$27,089
Decrease in short-term borrowings	(50,297)	(16,586)
Proceeds from Federal Home Loan Bank advances	460,000	—
Repayments of Federal Home Loan Bank advances	(162,700)	(10,495)
Repayments of other borrowings	(27)	(90)
Increase in advances by borrowers for taxes and insurance	4,832	1,072
Exercise of stock options	657	519
Payment of employee taxes withheld from stock awards	(1,972)	(2,546)
Purchase of treasury stock	(14,814)	(3,805)
Dividends paid	(10,274)	(8,644)
Net cash provided by (used in) financing activities	195,442	(13,486)
Net increase in cash and due from banks and restricted cash	173,989	33,216
Cash and due from banks and restricted cash at beginning of period	133,226	122,328
Cash and due from banks and restricted cash at end of period	$307,215	$155,544
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$120,544	$120,792
Restricted cash at beginning of period	12,682	1,536
Cash and due from banks and restricted cash at beginning of period	$133,226	$122,328
Cash and due from banks at end of period	$256,470	$134,235
Restricted cash at end of period	50,745	2,576
Federal funds sold at end of period	—	18,733
Cash and due from banks and restricted cash at end of period	$307,215	$155,544
Cash paid during the period for:
Interest	$19,293	$12,492
Income taxes	—	16
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	199	211
Net loan charge-offs	1,154	492
Transfer of loans receivable to other real estate owned	106	674
Acquisition:
Non-cash assets acquired:
Securities	$208,880	$103,775
Restricted equity investments	5,334	313
Loans	1,559,497	307,017
Premises and equipment	9,744	3,389
Accrued interest receivable	4,161	1,387
Bank Owned Life Insurance	22,440	10,460
Deferred tax asset	(800)	3,978
Other assets	10,077	1,497
Goodwill and other intangible assets, net	139,275	39,339
Total non-cash assets acquired	$1,958,608	$471,155
Liabilities assumed:
Deposits	$1,594,403	$449,018
Borrowings	92,618	—
Other liabilities	33,602	5,051
Total liabilities assumed	$1,720,623	$454,069
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary OFB Reinsurance, Ltd., Hooper Holdings, LLC., TRREO Holdings LLC, Casaba Real Estate Holdings Corporation, Cohensey Bridge, L.L.C., Prosperis Financial, LLC, CBNJ Investments Corp., Country Property Holdings, Inc., Country Financial Services Inc., and TRCB Investment Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for all of 2020. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changed how entities measure credit losses for financial assets and certain other instruments that are measured at amortized cost. The standard replaced the “incurred loss” approach with an “expected loss” model, which necessitates a forecast of lifetime losses. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. The ASU simplifies the accounting model for purchased credit-impaired debt securities and loans. The standard’s provisions are to be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented in accordance with ASU 2016-13, or Accounting Standards Codification (“ASC”) 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $4,000, net of tax, as of January 1, 2020 for the cumulative effect of adopting ASC 326. The transition adjustment included a decrease in the allowance for credit losses on loans of $475,000, an increase in the allowance for credit losses on held to maturity debt securities of $1.3 million, and a decrease in the allowance for credit losses on off-balance sheet credit exposures of $788,000.

As allowed by ASC 326, the Company elected not to maintain pools of loans accounted for under ASC 310-30. At December 31, 2019, purchase credit impaired (“PCI”) loans totaled $13.3 million. In accordance with the standard, management did not reassess whether modifications individually acquired financial assets accounted for in pools were troubled debt restructured loans as of the date of adoption. Upon adoption, the Company’s PCI loans were converted to purchase credit deteriorated (“PCD”) loans as defined by ASC 326. The transition adjustment for the PCI loans to PCD loans resulted in a reclassification of $3.2 million from the specific credit fair value adjustment to the allowance for credit losses on loans.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployments rates, property values, or other relevant factors. At March 31, 2020,

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

the Company utilized Oxford Economics to provide the macroeconomic forecasts for select variables through the SS&C Technologies, Inc. EVOLV platform.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” This ASU intends to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The adoption of this update did not have an impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU updates the disclosure requirements on Fair Value measurements by 1) removing: the disclosures for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements; 2) modifying: disclosures for timing of liquidation of an investee’s assets and disclosures for uncertainty in measurement as of reporting date; and 3) adding: disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring level 3 fair value measurements and disclosures for the range and weighted average of the significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted to any removed or modified disclosures and delay adoption of additional disclosures until the effective date. With the exception of the following, which should be applied prospectively, disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement, all other changes should be applied retrospectively to all periods presented upon the effective date. The adoption of this update did not have an impact on the Company’s consolidated financial statements. Refer to Note 7 Fair Value Measurements, for additional information.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Business Combinations
Capital Bank of New Jersey Acquisition
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”), which after purchase accounting adjustments added $494.4 million to assets, $307.3 million to loans, and $449.0 million to deposits. Total consideration paid for Capital Bank was $76.8 million, including cash consideration of $353,000. Capital Bank was merged with and into the Company on the date of acquisition.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.
The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Capital Bank, net of total consideration paid (in thousands):

At January 31, 2019
Fair Value
Total Purchase Price:	$76,834
Assets acquired:
Cash and cash equivalents	$59,748
Securities	103,775
Loans	307,300
Accrued interest receivable	1,390
Bank Owned Life Insurance	10,460
Deferred tax asset	4,101
Other assets	4,980
Core deposit intangible	2,662
Total assets acquired	494,416
Liabilities assumed:
Deposits	(449,018)
Other liabilities	(5,210)
Total liabilities assumed	(454,228)
Net assets acquired	$40,188
Goodwill recorded in the merger	$36,646

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. On January 31, 2020, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Two River Bancorp Acquisition
On January 1, 2020, the Company completed its acquisition of Two River Bancorp (“Two River”), which after purchase accounting adjustments added $1.113 billion to assets, $940.8 million to loans, and $941.8 million to deposits. Total consideration paid for Two River was $197.1 million, including cash consideration of $48.4 million. Two River was merged with and into the Company on the date of acquisition.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Two River, net of total consideration paid (in thousands):

	At January 1, 2020
	Two River Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$197,050
Assets acquired:
Cash and cash equivalents	$51,102	$—	$51,102
Securities	62,832	1,549	64,381
Loans	940,885	(49)	940,836
Accrued interest receivable	2,382	—	2,382
Bank Owned Life Insurance	22,440	—	22,440
Deferred tax asset	5,201	(1,850)	3,351
Other assets	18,662	(2,700)	15,962
Core deposit intangible	—	12,130	12,130
Total assets acquired	1,103,504	9,080	1,112,584
Liabilities assumed:
Deposits	(939,132)	(2,618)	(941,750)
Other liabilities	(58,935)	(21)	(58,956)
Total liabilities assumed	(998,067)	(2,639)	(1,000,706)
Net assets acquired	$105,437	$6,441	$111,878
Goodwill recorded in the merger			$85,172

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Country Bank Holding Company, Inc. Acquisition
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”), which after purchase accounting adjustments added $792.9 million to assets, $618.7 million to loans, and $652.7 million to deposits. Total consideration paid for Country Bank was $112.8 million. Country Bank was merged with and into the Company on the date of acquisition.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Country Bank, net of total consideration paid (in thousands):

	At January 1, 2020
	Country Bank Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$112,836
Assets acquired:
Cash and cash equivalents	$20,799	$—	$20,799
Securities	144,460	39	144,499
Loans	614,285	4,376	618,661
Accrued interest receivable	1,779	—	1,779
Deferred tax asset	(3,254)	(897)	(4,151)
Other assets	10,327	(1,134)	9,193
Core deposit intangible	—	2,117	2,117
Total assets acquired	788,396	4,501	792,897
Liabilities assumed:
Deposits	(649,399)	(3,254)	(652,653)
Other liabilities	(69,244)	1,980	(67,264)
Total liabilities assumed	(718,643)	(1,274)	(719,917)
Net assets acquired	$69,753	$3,227	$72,980
Goodwill recorded in the merger			$39,856

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Two River and Country Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 1, 2020) through March 31, 2020. The table also presents financial information regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through March 31, 2020. In addition, the table provides unaudited condensed pro forma financial information assuming the Two River, Country Bank, and Capital Bank acquisitions had been completed as of January 1, 2019 for the three months ended March 31, 2019. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Two River, Country Bank, and Capital Bank’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands)	Two River Actual for Three Months Ended March 31, 2020	Country Bank Actual for Three Months Ended March 31, 2020	Capital Bank Actual from February 1, 2019 to March 31, 2019	Pro forma Three Months Ended March 31, 2019
Net interest income	$10,650	$6,507	$3,172	$84,302
Credit loss expense	210	126	70	1,095
Non-interest income	558	162	199	10,963
Non-interest expense	11,630	5,488	6,439	58,535
Provision (benefit) for income taxes	(167)	589	(6)	6,506
Net income	$(465)	$466	$(3,132)	$29,129
Fully diluted earnings per share				$0.47

Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Capital Bank, Two River and Country Bank acquisitions were as follows. Refer to Note 7, Fair Value Measurements, for a discussion of the fair value hierarchy.
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
To calculate the specific credit fair value adjustment, subsequent to January 1, 2020, the Company identified loans that have experienced more-than-insignificant deterioration in credit quality since origination. Loans meeting this criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Capital Bank, Two River and Country Bank operated one, 14, and five properties, respectively, subject to a lease agreement.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

totaled $2.7 million, $12.1 million, and $2.1 million, for the acquisitions of Capital Bank, Two River, and Country Bank, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding	60,362	50,099
Less: Unallocated ESOP shares	(460)	(517)
Unallocated incentive award shares and shares held by deferred compensation plan	(26)	(56)
Average basic shares outstanding	59,876	49,526
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	603	624
Average diluted shares outstanding	60,479	50,150

For the three months ended March 31, 2020 and 2019, antidilutive stock options of 1,033,000 and 1,083,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost, estimated fair value, and allowance for credit losses of debt securities available-for-sale and held-to-maturity at March 31, 2020, and December 31, 2019, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2020
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$149,261	$4,051	$(4)	$153,308
State and municipal obligations	25	—	—	25
Total investment securities	149,286	4,051	(4)	153,333
Mortgage-backed securities - FNMA	397	8	—	405
Total debt securities available-for-sale	$149,683	$4,059	$(4)	$153,738

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At March 31, 2020
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$6,238	$54	$—	$6,292	$—
State and municipal obligations	232,167	3,014	(425)	234,756	(35)
Corporate debt securities	82,277	510	(8,568)	74,219	(1,651)
Total investment securities	320,682	3,578	(8,993)	315,267	(1,686)
Mortgage-backed securities:
FHLMC	198,263	5,835	(30)	204,068	—
FNMA	240,839	7,604	(165)	248,278	—
GNMA	104,891	2,027	(416)	106,502	—
SBA	6,108	9	(46)	6,071	—
CMO	49,904	—	(1,508)	48,396	(843)
Total mortgage-backed securities	600,005	15,475	(2,165)	613,315	(843)
Total debt securities held-to-maturity	$920,687	$19,053	$(11,158)	$928,582	$(2,529)
Total debt securities	$1,070,370	$23,112	$(11,162)	$1,082,320	$(2,529)

There was no allowance for credit losses on debt securities available-for-sale at March 31, 2020.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2019
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$149,120	$1,408	$(93)	$150,435
State and municipal obligations	25	—	—	25
Total investment securities	149,145	1,408	(93)	150,460
Mortgage-backed securities - FNMA	495	5	—	500
Total debt securities available-for-sale	$149,640	$1,413	$(93)	$150,960

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$4,984	$14	$—	$4,998
State and municipal obligations	124,430	1,537	(208)	125,759
Corporate debt securities	79,547	833	(2,421)	77,959
Total investment securities	208,961	2,384	(2,629)	208,716
Mortgage-backed securities:
FHLMC	206,985	2,221	(524)	208,682
FNMA	244,428	2,680	(493)	246,615
GNMA	110,661	939	(212)	111,388
SBA	1,940	—	(51)	1,889
Total mortgage-backed securities	564,014	5,840	(1,280)	568,574
Total debt securities held-to-maturity	$772,975	$8,224	$(3,909)	$777,290
Total debt securities	$922,615	$9,637	$(4,002)	$928,250

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three months ended March 31, 2020 (in thousands):

	Investment securities	Mortgage-backed securities
Allowance for credit losses
Beginning balance	$—	$—
Impact of CECL adoption	(1,268)	—
Provision for credit loss expense	(418)	(843)
Total ending allowance balance	$(1,686)	$(843)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at March 31, 2020, and December 31, 2019, is as follows (in thousands):

	March 31, 2020	December 31, 2019
Amortized cost	$920,687	$772,975
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Allowance for credit loss	(2,529)	—
Accretion of net unrealized loss on securities reclassified as held-to-maturity	9,444	9,245
Carrying value	$914,255	$768,873

There were no realized gains or losses for the three months ended March 31, 2020 and March 31, 2019, respectively.
The amortized cost and estimated fair value of investment securities at March 31, 2020 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2020, corporate debt securities with an amortized cost of $57.0 million and estimated fair value of $49.0 million were callable prior to the maturity date.

March 31, 2020	Amortized Cost	Estimated Fair Value
Less than one year	$82,453	$82,780
Due after one year through five years	199,795	204,837
Due after five years through ten years	77,653	70,576
Due after ten years	110,067	110,407
	$469,968	$468,600

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes amounted to $455.6 million and $475.6 million, at March 31, 2020 and December 31, 2019, respectively, including $92.6 million and $81.4 million at March 31, 2020 and December 31, 2019, respectively, pledged as collateral for securities sold under agreements to repurchase.
At March 31, 2020, there were no holdings of securities of any one issuer, other than the US government and its agencies, in an amount greater than 10% of shareholders’ equity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at March 31, 2020 and December 31, 2019, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At March 31, 2020
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$4,900	$(4)	$—	$—	$4,900	$(4)
Total debt securities available-for-sale	4,900	(4)	—	—	4,900	(4)
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	—	—	—	—	—	—
State and municipal obligations	38,712	(247)	8,532	(178)	47,244	(425)
Corporate debt securities	20,259	(1,528)	31,292	(7,040)	51,551	(8,568)
Total investment securities	58,971	(1,775)	39,824	(7,218)	98,795	(8,993)
Mortgage-backed securities:
FHLMC	1,653	(22)	1,772	(8)	3,425	(30)
FNMA	20,857	(154)	444	(11)	21,301	(165)
GNMA	15,906	(266)	7,222	(150)	23,128	(416)
SBA	—	—	1,763	(46)	1,763	(46)
CMO	48,396	(1,508)	—	—	48,396	(1,508)
Total mortgage-backed securities	86,812	(1,950)	11,201	(215)	98,013	(2,165)
Total debt securities held-to-maturity	145,783	(3,725)	51,025	(7,433)	196,808	(11,158)
Total debt securities	$150,683	$(3,729)	$51,025	$(7,433)	$201,708	$(11,162)

	At December 31, 2019
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$25,021	$(54)	$22,451	$(39)	$47,472	$(93)
Total debt securities available-for-sale	25,021	(54)	22,451	(39)	47,472	(93)
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	7,308	(58)	14,531	(150)	21,839	(208)
Corporate debt securities	9,727	(213)	37,628	(2,208)	47,355	(2,421)
Total investment securities	17,035	(271)	52,159	(2,358)	69,194	(2,629)
Mortgage-backed securities:
FHLMC	6,329	(29)	38,641	(495)	44,970	(524)
FNMA	13,682	(59)	38,568	(434)	52,250	(493)
GNMA	30,268	(93)	19,828	(119)	50,096	(212)
SBA	—	—	1,889	(51)	1,889	(51)
Total mortgage-backed securities	50,279	(181)	98,926	(1,099)	149,205	(1,280)
Total debt securities held-to-maturity	67,314	(452)	151,085	(3,457)	218,399	(3,909)
Total debt securities	$92,335	$(506)	$173,536	$(3,496)	$265,871	$(4,002)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

At March 31, 2020, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
Chase Capital	$10,000	$8,300	Baa1/BBB-
Wells Fargo Capital	5,000	4,200	A1/BBB
Huntington Capital	5,000	3,850	Baa2/BB+
Keycorp Capital	5,000	4,100	Baa2/BB+
PNC Capital	5,000	4,010	Baa1/BBB-
State Street Capital	3,332	2,732	A3/BBB
SunTrust Capital	5,000	4,100	Not Rated/BBB-
	$38,332	$31,292

At March 31, 2020, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at March 31, 2020. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. The Company considers the unrealized losses to be the result of changes in interest rates, and not credit quality, which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at March 31, 2020.
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of credit ratings. The following table summarized the amortized cost of debt securities held-to-maturity at March 31, 2020, aggregated by credit quality indicator (in thousands):

	AAA	AA	A	BBB	BB	Total
As of March 31, 2020
Investment securities:
U.S. government and agency obligations	$—	$6,238	$—	$—	$—	$6,238
State and municipal obligations	41,863	135,634	49,366	5,304	—	232,167
Corporate debt securities	—	1,493	17,450	52,803	10,531	82,277
Total investment securities	41,863	143,365	66,816	58,107	10,531	320,682
Mortgage-backed securities:
CMO	16,924	32,980	—	—	—	49,904
Total mortgage-backed securities	16,924	32,980	—	—	—	49,904
Total debt securities held-to-maturity	$58,787	$176,345	$66,816	$58,107	$10,531	$370,586

A debt security is considered to be past due once it is 30 days past due under the terms of the agreement. At March 31, 2020, there were no debt securities that were past due, on nonaccrual, or past due over 89 days and still accruing.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Commercial:
Commercial and industrial	$502,760	$396,434
Commercial real estate – owner occupied	1,220,983	792,653
Commercial real estate – investor	3,331,662	2,296,410
Total commercial	5,055,405	3,485,497
Consumer:
Residential real estate	2,458,641	2,321,157
Home equity loans and lines	335,624	318,576
Other consumer	82,920	89,422
Total consumer	2,877,185	2,729,155
Total loans	7,932,590	6,214,652
Deferred origination costs, net	10,586	9,880
Allowance for credit losses	(29,635)	(16,852)
Total loans, net	$7,913,541	$6,207,680

The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation and current economic trends, among other factors. The Company uses the following definitions for risk ratings:
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes total loans by year of origination and internally assigned credit grades and risk characteristics (in thousands):

	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Total
March 31, 2020
Commercial and industrial
Pass	$7,718	$61,109	$60,217	$47,452	$47,051	$111,383	$147,529	$482,459
Special Mention	—	—	112	832	712	54	800	2,510
Substandard	400	—	3,912	1,497	72	7,877	4,033	17,791
Total commercial and industrial	8,118	61,109	64,241	49,781	47,835	119,314	152,362	502,760
Commercial real estate - owner occupied
Pass	59,276	154,245	138,376	143,086	136,276	531,105	22,560	1,184,924
Special Mention	—	191	—	1,399	1,396	1,439	306	4,731
Substandard	—	2,138	410	2,431	2,391	23,958	—	31,328
Total commercial real estate - owner occupied	59,276	156,574	138,786	146,916	140,063	556,502	22,866	1,220,983
Commercial real estate - investor
Pass	200,651	662,802	410,180	511,079	345,525	983,984	144,341	3,258,562
Special Mention	—	29	—	3,031	5,950	19,709	8,768	37,487
Substandard	—	178	664	—	5,069	25,691	4,011	35,613
Total commercial real estate - investor	200,651	663,009	410,844	514,110	356,544	1,029,384	157,120	3,331,662
Residential real estate
Pass	138,889	588,723	347,761	220,624	182,541	976,664	—	2,455,202
Special Mention	—	—	—	221	144	3,074	—	3,439
Substandard	—	—	—	—	—	—	—	—
Total residential real estate	138,889	588,723	347,761	220,845	182,685	979,738	—	2,458,641
Consumer
Pass	6,665	37,024	119,311	34,358	21,322	194,187	2,514	415,381
Special Mention	—	—	—	—	—	530	—	530
Substandard	—	—	35	—	—	2,598	—	2,633
Total consumer	6,665	37,024	119,346	34,358	21,322	197,315	2,514	418,544
Total loans	$413,599	$1,506,439	$1,080,978	$966,010	$748,449	$2,882,253	$334,862	$7,932,590

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended March 31, 2020
Allowance for credit losses on loans
Balance at beginning of period	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Impact of CECL adoption	2,416	(1,109)	(5,395)	3,833	2,981	(25)	2,701
Credit loss expense	1,529	1,286	2,377	3,585	(180)	—	8,597
Initial allowance for credit losses on PCD loans	1,221	26	260	109	1,023		2,639
Charge-offs	—	—	—	(1,275)	(109)	—	(1,384)
Recoveries	25	—	34	163	8	—	230
Balance at end of period	$6,649	$3,096	$7,159	$8,417	$4,314	$—	$29,635
For the three months ended March 31, 2019
Allowance for credit losses on loans
Balance at beginning of period	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Credit loss (benefit) expense	(19)	1,550	(802)	(23)	(110)	24	620
Charge-offs	—	(389)	(21)	(427)	(31)	—	(868)
Recoveries	57	—	295	2	22	—	376
Balance at end of period	$1,647	$3,438	$8,242	$1,965	$367	$1,046	$16,705
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2020, the Company had collateral dependent loans with an amortized cost balance as follows: commercial and industrial of $782,000, commercial real estate - owner occupied of $4.2 million, and commercial real estate - investor of $7.6 million. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $3.3 million at March 31, 2020. The amount of foreclosed residential real estate property held by the Company was $334,000 at March 31, 2020.

In accordance with ASC 310, prior to the adoption of ASU 2016-13, the following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019, excluding PCD loans (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2019
Allowance for credit losses:
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

As of December 31, 2019, the Company defined an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

restructurings. At December 31, 2019, the impaired loan portfolio totaled $26.5 million for which there was $476,000 specific allocation in the allowance for credit losses. The average balance of impaired loans for the three months ended March 31, 2019 were $32.1 million.
In accordance with ASC 310, prior to the adoption of ASU 2016-13, the summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2019 and for the three months ended March 31, 2019, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
As of December 31, 2019
With no related allowance recorded:
Commercial and industrial	$265	$243	$—
Commercial real estate – owner occupied	4,062	3,968	—
Commercial real estate – investor	6,665	5,584	—
Residential real estate	11,009	11,009	—
Consumer	3,734	3,509	—
	$25,735	$24,313	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	2,376	2,195	474
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	2	2	2
	$2,378	$2,197	$476

	Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$938	$3
Commercial real estate – owner occupied	4,153	42
Commercial real estate – investor	11,667	136
Residential real estate	10,046	131
Consumer	3,071	46
	$29,875	$358
With an allowance recorded:
Commercial and industrial	$—	$—
Commercial real estate – owner occupied	2,250	36
Commercial real estate – investor	—	—
Residential real estate	—	—
Consumer	—	—
	$2,250	$36

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of March 31, 2020 and December 31, 2019 (in thousands). The March 31, 2020 balances include PCD loans while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020).

	March 31, 2020	December 31, 2019
Commercial and industrial	$782	$207
Commercial real estate – owner occupied	4,219	4,811
Commercial real estate – investor	9,123	2,917
Residential real estate	6,690	7,181
Consumer	3,075	2,733
	$23,889	$17,849

At March 31, 2020, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.
At March 31, 2020 and December 31, 2019, loans in the amount of $23.9 million and $17.8 million, respectively, were three or more months delinquent or in the process of foreclosure. At March 31, 2020, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At March 31, 2020 and December 31, 2019, there were no loans that were ninety days or greater past due and still accruing interest.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by loan portfolio segment (in thousands). The March 31, 2020 balances include PCD loans while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020).

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2020
Commercial and industrial	$3,052	$575	$207	$3,834	$498,926	$502,760
Commercial real estate – owner occupied	8,883	1,307	392	10,582	1,210,401	1,220,983
Commercial real estate – investor	19,152	2,595	7,466	29,213	3,302,449	3,331,662
Residential real estate	18,363	206	3,234	21,803	2,436,838	2,458,641
Consumer	1,825	530	2,633	4,988	413,556	418,544
	$51,275	$5,213	$13,932	$70,420	$7,862,170	$7,932,590
December 31, 2019
Commercial and industrial	$100	$—	$207	$307	$395,784	$396,091
Commercial real estate – owner occupied	1,541	1,203	1,040	3,784	788,157	791,941
Commercial real estate – investor	381	938	2,792	4,111	2,280,587	2,284,698
Residential real estate	8,161	3,487	2,859	14,507	2,306,314	2,320,821
Consumer	1,048	491	2,388	3,927	403,909	407,836
	$11,231	$6,119	$9,286	$26,636	$6,174,751	$6,201,387

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. At March 31, 2020 and December 31, 2019, troubled debt restructured (“TDR”) loans totaled $22.4 million and $24.6 million, respectively. Included in the non-accrual loan total at March 31, 2020, and December 31, 2019, were $6.2 million and $6.6 million, respectively, of troubled debt restructurings. At March 31, 2020, and December 31, 2019, the Company had $424,000 and $476,000, respectively, of specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at March 31, 2020 and December 31, 2019, which totaled $16.1 million and $18.0 million, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about troubled debt restructurings which occurred during the three months ended March 31, 2020 and 2019, and troubled debt restructurings modified within the previous year and which defaulted during the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2020
Troubled Debt Restructurings:
Consumer	4	$159	$177
Residential real estate	2	226	234

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended March 31, 2019
Troubled Debt Restructurings:
Residential real estate	3	589	621

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted	None	None

In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. This program allows for a deferral of payments for 90 days, which may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at March 31, 2020 and will not be reported as past due during the deferral period.
As part of the Two River and Country Bank acquisitions, the Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

	Two River January 1, 2020	Country Bank January 1, 2020
Purchase price of loans at acquisition	$26,104	$24,667
Allowance for credit losses at acquisition	1,343	1,296
Non-credit discount at acquisition	2,562	5,334
Par value of acquired loans at acquisition	$30,009	$31,297

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

In accordance with ASC 310, prior to the adoption of ASU 2016-13,the following table summarizes the changes in accretable yield for PCI loans during the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31,
2019
Beginning balance	$3,630
Acquisition	1,171
Accretion	(653)
Reclassification from non-accretable difference	45
Ending balance	$4,193

Note 6. Deposits
The major types of deposits at March 31, 2020 and December 31, 2019 were as follows (in thousands):

Type of Account	March 31, 2020	December 31, 2019
Non-interest-bearing	$1,783,216	$1,377,396
Interest-bearing checking	2,647,487	2,539,428
Money market deposit	620,145	578,147
Savings	1,420,628	898,174
Time deposits	1,420,591	935,632
Total deposits	$7,892,067	$6,328,777

Included in time deposits at March 31, 2020 and December 31, 2019, is $293.3 million and $150.6 million, respectively, in deposits of $250,000 and over.

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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three months ended March 31, 2020. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2020
Items measured on a recurring basis:
Debt securities available-for-sale	$153,738	$—	$153,713	$25
Equity investments	14,409	14,409	—	—
Interest rate swap asset	48,612	—	48,612	—
Interest rate swap liability	(49,501)	—	(49,501)	—
Items measured on a non-recurring basis:
Other real estate owned	484	—	—	484
Loans measured for impairment based on the fair value of the underlying collateral	15,912	—	—	15,912
December 31, 2019
Items measured on a recurring basis:
Debt securities available-for-sale	$150,960	$—	$150,935	$25
Equity investments	10,136	10,136	—	—
Interest rate swap asset	10,141	—	10,141	—
Interest rate swap liability	(10,708)	—	(10,708)	—
Items measured on a non-recurring basis:
Other real estate owned	264	—	—	264
Loans measured for impairment based on the fair value of the underlying collateral	8,794	—	—	8,794

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2020 and December 31, 2019 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2020
Financial Assets:
Cash and due from banks	$256,470	$256,470	$—	$—
Debt securities held-to-maturity	914,255	—	926,097	2,485
Restricted equity investments	81,005	—	—	81,005
Loans receivable, net and loans held-for-sale	7,931,323	—	—	8,027,963
Financial Liabilities:
Deposits other than time deposits	6,471,476	—	6,471,476	—
Time deposits	1,420,591	—	1,440,462	—
Federal Home Loan Bank advances and other borrowings	946,037	—	964,847	—
Securities sold under agreements to repurchase with retail customers	90,175	90,175	—	—
December 31, 2019
Financial Assets:
Cash and due from banks	$120,544	$120,544	$—	$—
Debt securities held-to-maturity	768,873	—	774,805	2,485
Restricted equity investments	62,356	—	—	62,356
Loans receivable, net and loans held-for-sale	6,207,680	—	—	6,173,237
Financial Liabilities:
Deposits other than time deposits	5,393,145	—	5,393,145	—
Time deposits	935,632	—	936,318	—
Federal Home Loan Bank advances and other borrowings	616,061	—	626,225	—
Securities sold under agreements to repurchase with retail customers	71,739	71,739	—	—

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8. Derivatives, Hedging Activities and Other Financial Instruments
The Company enters into derivative financial instruments which involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures, seeking to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. In general, the derivative transactions entered into by the Company fall into one of two types: an economic hedge of a derivative offering to Bank customers, or a cash flow hedge related to counter the cash variability of a recognized financial asset or liability. The Company does not use derivative financial instruments for trading purposes.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized gains of $303,000 in other income resulting from fair value adjustments for the three months ended March 31, 2020 as compared to losses of $54,000 during the three months ended March 31, 2019. The notional amount of derivatives not designated as hedging instruments was $490.8 million and $337.6 million at March 31, 2020 and December 31, 2019, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	March 31, 2020	December 31, 2019
Other assets	$48,612	$10,141
Other liabilities	48,877	10,708

Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $51.7 million and $13.7 million at March 31, 2020 and December 31, 2019, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $48.9 million and $10.7 million at March 31, 2020 and December 31, 2019, respectively.

Cash Flow Hedge - Interest Rate Swap
On January 1, 2020, the Company acquired an interest rate swap designated as a cash flow hedge from Country Bank, which is part of the Company’s asset liability management strategy. The notional amount of the interest rate swap designated as a cash flow hedge was $10.0 million and is recorded at a fair value of $624,000 in other liabilities at March 31, 2020. For the three months ended March 31, 2020, the Company recorded an unrealized loss in other comprehensive income of $547,000, net of tax.
Note 9. Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.
The Company’s leases are comprised of real estate property for branches, ATM locations and office space with terms extending through 2050. The majority of the Company’s leases are classified as operating leases, which are required to be recognized on the

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company has one existing finance lease, which has a lease term through 2029.
The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		March 31, 2020	December 31, 2019
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$27,037	$18,682
Finance lease ROU asset	Premises and equipment, net	1,494	1,534
Total Lease ROU Asset		$28,531	$20,216

Lease Liabilities
Operating lease liability	Other liabilities	$27,322	$18,893
Finance lease liability	Other borrowings	1,906	1,953
Total Lease Liability		$29,228	$20,846

The calculated amount of the ROU assets and lease liabilities are impacted by the lease term and the discount rate used to calculate the present value of the minimum lease payments. Lease agreements often include one or more options to renew the lease at the Company’s discretion. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the ROU asset and lease liability. For the discount rate, the Company uses the rate implicit in the lease, provided the rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate, at lease inception, over a similar term. For operating leases existing prior to January 1, 2019, the Company used the incremental borrowing rate for the remaining lease term as of January 1, 2019. For the finance lease, the Company utilized its incremental borrowing rate at lease inception.

	March 31, 2020	December 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	7.66 years	9.69 years
Finance lease	9.35 years	9.60 years
Weighted-Average Discount Rate
Operating leases	3.00%	3.45%
Finance lease	5.63%	5.63%

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease Expense
Operating Lease Expense	$1,723	$969
Finance Lease Expense:
Amortization of ROU assets	40	108
Interest on lease liabilities(1)	27	90
Total	$1,790	$1,167

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,648	$934
Operating cash flows from finance leases	27	90
Financing cash flows from finance leases	47	127

(1)	Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ended March 31,
2021	$295	$6,570
2022	295	6,271
2023	295	4,046
2024	295	2,785
2025	295	2,456
Thereafter	868	9,199
Total	$2,343	$31,327
Less: Imputed Interest	(437)	(4,005)
Total Lease Liabilities	$1,906	$27,322

Note 10. Subsequent Events
On April 29, 2020, the Company announced that it issued and sold $125,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The offering of the Notes closed on May 1, 2020. The Notes were offered and sold pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 2020 (Registration No. 333-237356).
Additionally, on April 30, 2020, the Company filed a preliminary prospectus supplement for an underwritten public offering of 2,200,000 shares of the Company’s depositary shares, each representing a 1/40th ownership interest in a share of the Company’s 7.00% fixed-to-floating rate non-cumulative perpetual preferred stock, series A. The shares have a trade date of May 1, 2020 and a settlement date of May 7, 2020 and are redeemable on or before May 15, 2025. The depositary shares were offered and sold pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 2020 (Registration No. 333-237356).

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
Item 1A. Risk Factors
In addition to the risk factors relevant to the Company, set forth in Part I, Item IA, “Risk Factors,” in the 2019 Form 10-K, stockholders and investors of the Company should consider the following risk factor. There were no other material changes to risk factors relevant to the Company’s operations since December 31, 2019.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, both nationally and in our New Jersey and New York market area, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely; travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to the sudden increase in the unemployment rate and changes in consumer and business spending, borrowing needs and saving habits. In addition, the Trump Administration, Congress, and various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning in early April 2020, the Bank began processing loan applications under the Paycheck Protection Program created under the CARES Act. There can be no assurance that the steps taken by the U.S. government will be effective or achieve their desired results in a timely fashion. Additionally, there can be no assurance that federal and state agencies will not pass further measures that provide accommodations that could impact the financial results.
Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve Bank actions. Market interest rates have declined significantly. In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. The Company expects that these reductions in interest rates, especially if prolonged, could adversely affect net interest income, margins and profitability. The Federal Reserve also proposed the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses, while prohibiting certain capital distributions and certain compensation practices by borrowers. The full impact of the COVID-19 pandemic on the Company’s business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.
The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact the Company’s businesses and results of operations and the operations of borrowers, customers and business partners. In particular, these events can be expected to, among other things, (i) adversely affect customer deposits and the stability of the Company’s deposit base, or otherwise impair liquidity, (ii) impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies, (iii) reduce the demand for loans, wealth management revenues or the demand for other products and services, (iv) impact the credit worthiness of potential and current borrowers, (v) negatively impact the productivity and availability of key personnel and other employees necessary to conduct business, and of third-party service providers who perform critical services, or otherwise cause operational failures due to changes in normal business practices necessitated by the outbreak and related governmental actions, (vi) impair the ability of loan guarantors to honor commitments, (vii) impair the value of the collateral securing loans (particularly with respect to real estate), (viii) impair the value of the securities portfolio, (ix) require an increase in the allowance for credit losses, (x) negatively impact regulatory capital ratios, (xi) increase cyber and payment fraud risk, given increased online and remote activity, (xii) create stress on operations and systems associated with participation in the Paycheck Protection Program as a result of high demand and volume of applications, (xiii) result in increased compliance risk as the Company becomes subject to new regulatory and other requirements associated with the Paycheck Protection Program and other new programs in which the Company participates, and (xiv) broadly result in lost revenue and income.
Additionally, in response to the COVID-19 pandemic, the Bank is offering payment relief to borrowers affected by COVID-19, has temporarily closed certain branch locations and is directing branch customers to drive-thru windows and online banking services. It is not yet known what impact these operational changes may have on the Company’s financial performance. Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices would further harm the Bank’s business and that of its customers, in particular small to medium-sized business customers. Although the Company has business continuity plans and other safeguards in place, there is no assurance that they will be effective. The ultimate impact of these factors is highly uncertain at this time and the Company does not yet know the full extent of the impacts on business, operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic will likely result in a material adverse effect on the Company’s business, financial condition and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 2.5 million shares, of which 2,019,145 shares are available for repurchase at March 31, 2020 under this stock repurchase program. The Company repurchased 648,851 shares of its common stock during the three month period ended March 31, 2020. On February 28, 2020 the Company suspended its repurchase activity in light of the COVID-19 pandemic. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
10.1	Consulting Agreement between OceanFirst Financial Corp. and William D Moss	Incorporated herein by reference from Exhibit to Form 8-K/A filed on January 2, 2020.
99.1	OceanFirst Financial Corp. press release announcing the completion of the Country Bank Holding Company, Inc. and the Two River Bancorp Transactions	Incorporated herein by reference from Exhibit to Form 8-K filed on January 2, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 11, 2020	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	May 11, 2020	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

10.1	Consulting Agreement between OceanFirst Financial Corp. and William D Moss
99.1	OceanFirst Financial Corp. press release announcing the completion of the Country Bank Holding Company, Inc. and the Two River Bancorp Transactions
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.