Form 10-Q
period 2020-06-30
OCEANFIRST FINANCIAL CORP
filed 2020-08-10
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
As of August 3, 2020 there were 60,359,511 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2020	March 31, 2020	June 30, 2019
SELECTED FINANCIAL CONDITION DATA(1):
Total assets	$11,345,365	$10,489,074	$8,029,057
Loans receivable, net	8,335,480	7,913,541	5,943,930
Deposits	8,967,754	7,892,067	6,187,487
Stockholders’ equity	1,476,434	1,409,834	1,137,295
SELECTED OPERATING DATA:
Net interest income	78,667	79,645	64,837
Credit loss expense	9,649	9,969	356
Other income	11,430	13,697	9,879
Operating expenses	55,932	62,796	50,915
Net income	18,638	16,533	18,980
Diluted earnings per share	0.31	0.27	0.37
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	24.47	23.38	22.24
Tangible common stockholders’ equity per common share (2)	14.79	14.62	14.57
Cash dividend per share	0.17	0.17	0.17
Stockholders’ equity to total assets	13.01%	13.44%	14.16%
Tangible stockholders’ equity to total tangible assets (2)	8.77	8.85	9.76
Tangible common stockholders’ equity to tangible assets (2)	8.25	8.85	9.76
Return on average assets (3) (4)	0.67	0.64	0.94
Return on average tangible assets (2) (3) (4)	0.71	0.68	0.99
Return on average stockholders’ equity (3) (4)	5.16	4.70	6.73
Return on average tangible stockholders’ equity (2) (3) (4)	8.10	7.50	10.32
Net interest rate spread	3.02	3.29	3.45
Net interest margin	3.24	3.52	3.66
Operating expenses to average assets (3) (4)	2.02	2.44	2.53
Efficiency ratio (4) (5)	62.08	67.28	68.14
Loan to deposit ratio	93.43	100.51	96.19
ASSET QUALITY:
Non-performing loans	$21,044	$16,263	$17,796
Non-performing assets	21,292	16,747	18,661
Allowance for credit losses as a percent of total loans receivable	0.46%	0.37%	0.27%
Allowance for credit losses as a percent of total non-performing loans	182.99	182.22	90.67
Non-performing loans as a percent of total loans receivable	0.25	0.21	0.30
Non-performing assets as a percent of total assets	0.19	0.16	0.23

(1)	With the exception of end of quarter ratios, all ratios are based on average daily balances.

(2)	Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible. Tangible common stockholders’ equity also excludes preferred equity.

(3)	Ratios are annualized.

(4)
Performance ratios include the net adverse impact of merger related and branch consolidation expenses of $3.9 million, or $3.0 million, net of tax benefit, for the quarter ended June 30, 2020. Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses, and Two River and Country Bank opening credit loss expense under the Current Expected Credit Loss (“CECL”) model of $13.6 million, or $10.4 million, net of tax benefit, for the quarter ended March 31, 2020. Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses and compensation expense due to the retirement of an executive officer of $8.9 million, or $7.0 million, net of tax benefit, for the quarter ended June 30, 2019.

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
Highlights of the Company’s financial results and corporate activities for the three months ended June 30, 2020 were as follows:

Loans and Deposits: Drove record loan and deposit growth, including quarterly originations of $975 million, which included $504 million of Paycheck Protection Program (“PPP”) loans and total loan growth of $450 million after loan sales of $110 million. Deposits increased by $1.076 billion, driven by deposits from PPP borrowers of $504 million, ordinary course growth of $291 million, and short-term brokered deposits of $281 million.

Capital: Bolstered a strong balance sheet with the addition of $181 million of subordinated notes and non-cumulative perpetual preferred stock. The increased capital further strengthened resources available to the Bank while credit metrics, including delinquencies, forbearances, and net charge-offs all evidenced significant positive trends.

Operating Expenses: Improved operating leverage with the consolidation of thirteen branch locations, eight of which were driven by the completed integration of the Two River acquisition bringing the total number of branches consolidated over the past four years to 53. These consolidations increased the average branch size to $145 million and will help reduce operating expenses beginning in the third quarter.

COVID-19: The Company’s second quarter results were adversely impacted by the COVID-19 pandemic, including an elevated credit loss provision of $9.6 million and an additional $1.1 million in operating expense.
Net income for the three months ended June 30, 2020, was $18.6 million, or $0.31 per diluted share, as compared to $19.0 million, or $0.37 per diluted share, for the corresponding prior year period. Net income for the six months ended June 30, 2020 was $35.2 million, or $0.58 per diluted share, as compared to $40.2 million, or $0.79 per diluted share, for the corresponding prior year period. Net income for the three months ended June 30, 2020 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $3.0 million. Net income for the six months ended June 30, 2020 included merger related expenses, branch consolidation expenses, and the Two River and Country Bank opening credit loss expense under the CECL model, which decreased net income, net of tax benefit, by $13.4 million. Net income for the three and six months ended June 30, 2019 included merger related expenses, branch consolidation expenses, and compensation expense due to the retirement of an executive officer, which decreased net income, net of tax benefit, by $7.0 million and $11.4 million, respectively. Excluding these items, net income for the three and six months ended June 30, 2020 was $21.6 million and $48.6 million, respectively, a decrease from $26.0 million and $51.6 million for the same prior year periods, respectively, primarily due to the adverse impact of the COVID-19 outbreak.
The Company remains well-capitalized with a tangible equity to tangible assets ratio of 8.77% at June 30, 2020.
The Company declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended June 30, 2020, of $0.17 per share will be paid on August 14, 2020 to common stockholders of record on August 3, 2020. The Company also declared a quarterly cash dividend of $0.4764 per share for every depository share, representing 1/40th interest in the Series A Preferred Stock, payable on August 17, 2020 to preferred stockholders of record on July 31, 2020.

Impact of COVID-19

On March 16, 2020 the Company announced a series of actions intended to mitigate the impact of the COVID-19 virus outbreak on customers, employees and communities. The Company offers its Borrower Relief Program to addresses both commercial and consumer needs to customers who were current as of either year end or the date of the modification. In addition, in keeping with regulatory guidance under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, these loans are not considered troubled debt restructured (“TDR”) loans at June 30, 2020 and will not be reported as past due during the deferral period.

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

The Consumer Borrower Relief Program includes automatic deferral of residential mortgage or consumer loan payments (principal and interest) for 90 days upon request. Borrowers who request a second 90-day deferral are required to provide reason(s) for financial hardship as a result of COVID-19.

As a result of the COVID-19 outbreak, loans under forbearance totaled $1.5 billion at June 30, 2020. The forbearance pool is expected to decrease substantially as customers return to regular payments. As of July 15, 2020, borrowers with balances totaling $650 million have indicated to the Bank that they will return to regular payments in the third quarter. In accordance with the CARES Act, none of these loans are considered TDR loans and will not be reported as past due during the deferral period.

The Company also accepted and processed applications for loans under the Paycheck Protection Program beginning April 3, 2020. Through July 15, 2020, the Company disbursed $504 million and recorded deferred processing fees of $17.7 million, which will be recognized over the life of the loans.

In addition, COVID-19 could cause a goodwill impairment test where a triggering event has occurred, and under certain circumstances, result in an impairment charge recorded in that period. Such a charge would not impact the Company’s tangible equity to tangible assets ratio of 8.77% or regulatory capital. At June 30, 2020, the Company’s goodwill balance was $501.5 million and the Company concluded that no triggering event occurred and therefore no impairment existed.

The full impact of COVID-19 is unknown and rapidly evolving. It is impacting the Company’s operations and financial results, as well as those of the Bank’s customers. For the quarter ended June 30, 2020, the Company recognized an elevated credit loss expense of $9.6 million and an increase in operating expense of $1.1 million.

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
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2020 and June 30, 2019. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	June 30, 2020			June 30, 2019
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$354,016	$115	0.13%	$67,214	$372	2.22%
Securities (1)	1,130,779	7,415	2.64	1,080,690	7,121	2.64
Loans receivable, net (2)
Commercial	5,409,238	59,460	4.42	3,309,869	42,579	5.16
Residential	2,507,076	23,870	3.81	2,187,417	22,329	4.08
Home Equity	328,144	3,853	4.72	347,028	4,656	5.38
Other	76,382	1,164	6.13	113,153	1,353	4.80
Allowance for credit losses net of deferred loan fees	(25,218)	—	—	(9,155)	—	—
Loans Receivable, net	8,295,622	88,347	4.28	5,948,312	70,917	4.78
Total interest-earning assets	9,780,417	95,877	3.94	7,096,216	78,410	4.43
Non-interest-earning assets	1,334,169			972,683
Total assets	$11,114,586			$8,068,899
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,966,631	4,800	0.65%	$2,504,541	4,240	0.68%
Money market	652,485	705	0.43	631,297	1,358	0.86
Savings	1,445,953	414	0.12	915,701	301	0.13
Time deposits	1,623,890	6,386	1.58	934,470	3,863	1.66
Total	6,688,959	12,305	0.74	4,986,009	9,762	0.79
FHLB Advances	476,598	1,946	1.64	404,951	2,320	2.30
Securities sold under agreements to repurchase	131,382	138	0.42	62,243	64	0.41
Other borrowings	220,948	2,821	5.14	99,591	1,427	5.75
Total interest-bearing liabilities	7,517,887	17,210	0.92	5,552,794	13,573	0.98
Non-interest-bearing deposits	2,018,044			1,302,147
Non-interest-bearing liabilities	124,997			82,793
Total liabilities	9,660,928			6,937,734
Stockholders’ equity	1,453,658			1,131,165
Total liabilities and equity	$11,114,586			$8,068,899
Net interest income		$78,667			$64,837
Net interest rate spread (3)			3.02%			3.45%
Net interest margin (4)			3.24%			3.66%
Total cost of deposits (including non-interest-bearing deposits)			0.57%			0.62%

	For the Six Months Ended
	June 30, 2020			June 30, 2019
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$208,871	$457	0.44%	$73,527	$839	2.30%
Securities (1)	1,158,657	15,336	2.66	1,073,957	14,075	2.64
Loans receivable, net (2)
Commercial	5,185,114	119,335	4.63	3,260,855	83,987	5.19
Residential	2,490,243	48,499	3.90	2,141,032	43,733	4.09
Home Equity	333,574	7,923	4.78	350,175	9,363	5.39
Other	81,930	2,534	6.22	116,153	2,835	4.92
Allowance for credit losses net of deferred loan fees	(17,720)	—	—	(9,616)	—	—
Loans Receivable, net	8,073,141	178,291	4.44	5,858,599	139,918	4.82
Total interest-earning assets	9,440,669	194,084	4.13	7,006,083	154,832	4.46
Non-interest-earning assets	1,283,029			948,658
Total assets	$10,723,698			$7,954,741
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$2,887,212	9,931	0.69%	$2,518,062	8,032	0.64%
Money market	633,273	1,745	0.55	616,384	2,468	0.81
Savings	1,424,646	1,969	0.28	909,906	587	0.13
Time deposits	1,541,619	12,596	1.64	933,410	7,314	1.58
Total	6,486,750	26,241	0.81	4,977,762	18,401	0.75
FHLB Advances	553,963	4,770	1.73	372,499	4,160	2.25
Securities sold under agreements to repurchase	106,743	234	0.44	63,761	119	0.38
Other borrowings	169,900	4,527	5.36	99,569	2,927	5.93
Total interest-bearing liabilities	7,317,356	35,772	0.98	5,513,591	25,607	0.94
Non-interest-bearing deposits	1,852,813			1,257,041
Non-interest-bearing liabilities	119,237			69,443
Total liabilities	9,289,406			6,840,075
Stockholders equity	1,434,292			1,114,666
Total liabilities and equity	$10,723,698			$7,954,741
Net interest income		$158,312			$129,225
Net interest rate spread (3)			3.15%			3.52%
Net interest margin (4)			3.37%			3.72%
Total cost of deposits (including non-interest-bearing deposits)			0.63%			0.60%

(1)	Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost net of allowance for credit losses.

(2)	Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loss allowances and includes loans held for sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019
Total assets increased by $3.099 billion, to $11.345 billion at June 30, 2020, from $8.246 billion at December 31, 2019, primarily as a result of the acquisitions of Two River and Country Bank, which added $2.031 billion to total assets. Cash and due from banks increased by $600.5 million, to $721.0 million at June 30, 2020, from $120.5 million at December 31, 2019, due to the Company’s decision to build liquidity during the economic downturn and the cash received from the issuance of subordinated notes and non-cumulative perpetual preferred stock as described below. Loans receivable, net of allowance for credit losses, increased by $2.128 billion, to $8.335 billion at June 30, 2020, from $6.208 billion at December 31, 2019, due to acquired loans from Two River and Country Bank of $1.558 billion coupled with strong organic loan growth. As part of the acquisitions of Two River and Country Bank, the Company’s goodwill balance increased to $501.5 million at June 30, 2020, from $374.6 million at December 31, 2019 and the core deposit intangible increased to $26.7 million, from $15.6 million. Other assets increased by $57.1 million to $226.6 million at June 30, 2020, from $169.5 million at December 31, 2019, primarily due to the increase in swap positions.

Deposits increased by $2.639 billion, to $8.968 billion at June 30, 2020, from $6.329 billion at December 31, 2019, primarily due to acquired deposits from Two River and Country Bank of $1.594 billion. The loan-to-deposit ratio at June 30, 2020 was 93.4%, as compared to 98.2% at December 31, 2019. The deposit growth funded a decrease in FHLB advances of $175.9 million to $343.4 million at June 30, 2020, from $519.3 million at December 31, 2019. The increase in other borrowings of $150.0 million to $246.8 million at June 30, 2020, from $96.8 million at December 31, 2019, primarily resulted from the May 2020 issuance of $125.0 million in subordinated notes at an initial rate of 5.25% and a stated maturity of May 15, 2030. Other liabilities increased by $76.0 million to $138.5 million at June 30, 2020, from $62.6 million at December 31, 2019, primarily due to the increase in swap positions.

Stockholders’ equity increased to $1.476 billion at June 30, 2020, as compared to $1.153 billion at December 31, 2019. The acquisitions of Two River and Country Bank added $261.4 million to stockholders’ equity. During the three months ended June 30, 2020, the Company raised $55.7 million from the issuance of 7.0% fixed-to-floating rate non-cumulative perpetual preferred stock, with a par value of $0.01 and a liquidation price of $1,000 per share. Under the Company’s stock repurchase program, there were 2,019,145 shares available for repurchase at June 30, 2020. The Company suspended its repurchase activity on February 28, 2020. For the six months ended June 30, 2020, the Company repurchased 648,851 shares under the repurchase program at a weighted average cost of $22.83.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2020 and June 30, 2019
General
On January 31, 2019, the Company completed its acquisition of Capital Bank and its results of operations are included in the consolidated results for the three and six months ended June 30, 2020, but are excluded from the results of operations for the period from January 1, 2019 to January 31, 2019.

On January 1, 2020, the Company completed its acquisitions of Two River and Country Bank and their respective results of operations from January 1, 2020 through June 30, 2020 are included in the consolidated results for the three and six months ended June 30, 2020, but are not included in the results of operations for the corresponding prior year periods.

Net income for the three months ended June 30, 2020 was $18.6 million, or $0.31 per diluted share, as compared to $19.0 million, or $0.37 per diluted share, for the corresponding prior year period. Net income for the six months ended June 30, 2020 was $35.2 million, or $0.58 per diluted share, as compared to $40.2 million, or $0.79 per diluted share, for the corresponding prior year period. Net income for the three months ended June 30, 2020 included merger related and branch consolidation expenses, which decreased net income, net of tax benefit, by $3.0 million. Net income for the six months ended June 30, 2020 included merger related expenses, branch consolidation expenses, and the Two River and Country Bank opening credit loss expense under the CECL model, which decreased net income, net of tax benefit, by $13.4 million. Net income for the three and six months ended June 30, 2019 included merger related expenses, branch consolidation expenses, and compensation expense due to the retirement of an executive officer, which decreased net income, net of tax benefit, by $7.0 million and $11.4 million, respectively. Excluding these items, net income for the three and six months ended June 30, 2020 was $21.6 million and $48.6 million, respectively, a decrease from $26.0 million and $51.6 million for the same prior year periods, respectively, primarily due to the adverse impact of the COVID-19 outbreak.

Interest Income
Interest income for the three and six months ended June 30, 2020 increased to $95.9 million and $194.1 million, respectively, as compared to $78.4 million and $154.8 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased by $2.684 billion and $2.435 billion for the three and six months ended June 30, 2020, respectively, as compared to the same prior year periods. The averages for the three and six months ended June 30, 2020 were favorably impacted by $1.815 billion and $1.793 billion, respectively, of interest-earning assets acquired from Two River and Country Bank and $373.7 million and $186.8 million, respectively, of PPP loans. Average loans receivable, net, increased by $2.347 billion and $2.215 billion for the three and six months ended June 30, 2020, respectively, as compared to the same prior year periods. The increases attributable to the acquisitions of Two River and Country Bank for the three and six months ended June 30, 2020 were $1.606 billion and $1.581 billion, respectively. For the three and six months ended June 30, 2020, the yield on average interest-earning assets decreased to 3.94% and 4.13%, respectively, from 4.43% and 4.46%, respectively, in the corresponding prior year periods.
Interest Expense
Interest expense for the three and six months ended June 30, 2020 was $17.2 million and $35.8 million, respectively, as compared to $13.6 million and $25.6 million, respectively, in the corresponding prior year periods. Average interest-bearing liabilities increased $1.965 billion and $1.804 billion for the three and six months ended June 30, 2020, respectively, as compared to the same prior year periods. For the three months ended June 30, 2020, the cost of average interest-bearing liabilities decreased to 0.92% from 0.98% in the corresponding prior year period. For the six months ended June 30, 2020, the cost of average interest-bearing liabilities increased to 0.98% from 0.94%, in the corresponding prior year period. The total cost of deposits (including non-interest bearing deposits) was 0.57% and 0.63% for the three and six months ended June 30, 2020, respectively, as compared to 0.62% and 0.60%, respectively, in the same prior year periods.
Net Interest Income
Net interest income for the three and six months ended June 30, 2020 increased to $78.7 million, and $158.3 million, as compared to $64.8 million and $129.2 million for the same prior year periods, reflecting an increase in interest-earning assets, partly offset by a reduction in net interest margin. The net interest margin for the three and six months ended June 30, 2020 decreased to 3.24% and 3.37%, respectively, from 3.66% and 3.72%, respectively, for the same prior year periods. The compression in net interest margin is primarily due to the lower interest rate environment, the origination of low-yielding PPP loans, and the excess balance sheet liquidity which the Company strategically accumulated entering the economic downturn.
Credit Loss Expense
For the three and six months ended June 30, 2020, the credit loss expense was $9.6 million and $19.6 million, respectively, as compared to $356,000 and $976,000, respectively, for the corresponding prior year periods. Net loan recoveries were $232,000 for the quarter and net loan charge-offs were $922,000 for the six months ended June 30, 2020, as compared to net loan charge-offs of $926,000 and $1.4 million in the corresponding prior year periods. Non-performing loans totaled $21.0 million at June 30, 2020, as compared to $17.8 million at June 30, 2019. Credit expense for the three and six months ended June 30, 2020 was significantly influenced by economic conditions related to the COVID-19 outbreak and estimates of how those conditions may impact the Company’s customers.
Other Income
For the three and six months ended June 30, 2020, other income increased to $11.4 million and $25.1 million, respectively, as compared to $9.9 million and $19.4 million, respectively, for the corresponding prior year periods. Excluding the Two River and Country Bank acquisitions, which added $692,000, the increase in other income for the three months ended June 30, 2020 was due to an increase in commercial loan swap income of $1.9 million, and an increase in the net gain on sales of loans of $619,000, partially offset by lower fees and service charges of $1.7 million, as compared to the corresponding prior year period. For the six months ended June 30, 2020, excluding the Two River and Country Bank acquisitions which added $1.4 million, the increase in other income was due to the increase in commercial swap income of $5.5 million, and an increase in the net gain on sales of loans of $733,000, partially offset by decreases in fees and service charges of $1.8 million. The waiver of certain fees during the COVID-19 pandemic may continue to suppress deposit fee income for the remainder of the public health crisis.
Operating Expenses
Operating expenses increased to $55.9 million and $118.7 million for the three and six months ended June 30, 2020, respectively, as compared to $50.9 million and $98.2 million, respectively, in the same prior year periods. Operating expenses for the three and six months ended June 30, 2020 included $3.9 million and $15.1 million, respectively, of merger related and branch consolidation expenses, as compared to $8.9 million and $14.3 million, respectively, of merger related expenses, branch consolidation expenses, and compensation expense due to the retirement of an executive officer, respectively, in the same prior year periods. Excluding the impact of merger related expenses, branch consolidation expenses, and compensation expense due to the retirement of an executive officer, the change in operating expenses over the prior year was due to the Two River and Country Bank acquisitions, which added $7.6 million and $16.1 million, respectively, for the three and six months ended June 30, 2020. The remaining increase in operating expenses for the three months ended June 30, 2020 was primarily due to a Federal Home Loan Bank (“FHLB”) prepayment penalty fee of $924,000 and expenses related to COVID-19 of $1.1 million. The increase in operating expenses for the six months ended June 30, 2020 was primarily due to a FHLB prepayment penalty fee of $924,000 and expenses related to COVID-19 of $2.1 million.
Provision for Income Taxes
The provision for income taxes was $5.9 million and $9.9 million for the three and six months ended June 30, 2020, respectively, as compared to $4.5 million and $9.3 million, respectively, for the same prior year periods. The effective tax rate was 24.0% and 22.0% for the three and six months ended June 30, 2020, respectively, as compared to 19.0% and 18.8%, respectively, for the same prior year periods. The higher effective tax rate in the current year period is primarily due to the impact of a New Jersey tax code change and a higher allocation of taxable income to New York due to the acquisition of Country Bank.

Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (“FHLB”) advances, access to the Federal Reserve Discount Window, other borrowings, which includes subordinated debt, and to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple banks.
At June 30, 2020, the Company had no outstanding overnight borrowings from the FHLB, as compared to $270.0 million at December 31, 2019. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $343.4 million and $519.3 million, at June 30, 2020 and December 31, 2019, respectively.
The Company’s cash needs for the six months ended June 30, 2020 were primarily satisfied by the increase in deposits, net proceeds from the issuance of subordinated notes and preferred stock, proceeds from sale of loans, principal payments on mortgage-backed securities, proceeds from maturities and calls of debt investment securities, and acquired cash from acquisitions. The cash was principally utilized for loan originations, and the repayment of short-term borrowings. The Company’s cash needs for the six months ended June 30, 2019 were primarily satisfied by principal payments on loans and mortgage-backed securities, and acquired cash from Capital Bank. The cash was principally utilized for loan originations, the purchase of loans receivable and securities, and the repayment of borrowings.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At June 30, 2020, outstanding undrawn lines of credit totaled $1.031 billion and outstanding commitments to originate loans totaled $359.2 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $1.038 billion at June 30, 2020. Management strategically manages these maturities and is opportunistic about renewing these time deposits, as needed.
The Company has a detailed contingency funding plan and comprehensive reporting of funding trends on a monthly and quarterly basis which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios. In response to COVID-19, management identified additional sources of contingent liquidity, including expanded borrowing capacity with the FHLB, the Federal Reserve and existing correspondent bank relationships. In addition, in May 2020, the Company issued $125.0 million of subordinated notes at an initial rate of 5.25% and a stated maturity of May 15, 2030. The Company also issued $55.9 million of 7.0% fixed-to-floating rate non-cumulative perpetual preferred stock, with a par value of $0.01 and a liquidation price of $1,000 per share. The proceeds were retained to strengthen balance sheet liquidity entering the economic downturn.
Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. On February 28, 2020, the Company suspended its repurchase activity in light of the COVID-19 pandemic. As such, for the quarter ended June 30, 2020, the Company did not repurchase any shares of common stock. At June 30, 2020, there were 2,019,145 shares available to be repurchased under the stock repurchase program authorized in December of 2019.

Cash dividends on common stock declared and paid during the first six months of 2020 were $20.5 million, as compared to $17.3 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the acquisitions of Two River and Country Bank. On July 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend is payable on August 14, 2020 to common stockholders of record at the close of business on August 3, 2020. The Company also declared a quarterly cash dividend of $0.4764 per share for every depository share, representing 1/40th interest in the Series A Preferred Stock, payable on August 17, 2020 to preferred stockholders of record on July 31, 2020.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the six months ended June 30, 2020, the Company received a dividend payment of $36.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve, under certain circumstances, may prevent the Company from either paying or increasing the cash dividend to common shareholders. At June 30, 2020, OceanFirst Financial Corp. held $198.4 million in cash.
As of June 30, 2020 and December 31, 2019, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2020	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$937,101	8.86%	$423,058	4.000%		$528,822	5.00%
Common equity Tier 1 (to risk-weighted assets)	937,101	11.86	552,884	7.000	(1)	513,393	6.50
Tier 1 capital (to risk-weighted assets)	937,101	11.86	671,359	8.500	(1)	631,868	8.00
Total capital (to risk-weighted assets)	974,030	12.33	829,326	10.500	(1)	789,835	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$986,320	9.31%	$423,758	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	859,570	10.86	553,980	7.000	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	986,320	12.46	672,689	8.500	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,198,749	15.15	830,969	10.500	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2019	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$779,108	10.03%	$310,798	4.000%		$388,498	5.00%
Common equity Tier 1 (to risk-weighted assets)	779,108	12.98	420,106	7.000	(1)	390,099	6.50
Tier 1 capital (to risk-weighted assets)	779,108	12.98	510,129	8.500	(1)	480,121	8.00
Total capital (to risk-weighted assets)	797,339	13.29	630,159	10.500	(1)	600,152	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$791,746	10.17%	$311,289	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	729,095	12.14	420,273	7.000	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	791,746	13.19	510,331	8.500	(1)	N/A	N/A
Total capital (to risk-weighted assets)	844,977	14.07	630,409	10.500	(1)	N/A	N/A

(1)	Includes the Capital Conservation Buffer of 2.500%.

The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At June 30, 2020, the Company maintained tangible equity of $948.2 million, for a tangible equity to tangible assets ratio of 8.77%. At December 31, 2019, the Company maintained tangible equity of $762.9 million, for a tangible equity to tangible assets ratio of 9.71%.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. As a result of the COVID-19 pandemic, some of these loans were placed on forbearance and may be required to be repurchased in future periods. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At June 30, 2020 and December 31, 2019, the reserve for repurchased loans and loss sharing obligations amounted to $1.0 million and $1.1 million, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2020 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$743,053	$152,132	$131,517	$204,019	$255,385
Commitments to Fund Undrawn Lines of Credit
Commercial	672,736	672,736	—	—	—
Consumer/Construction	358,727	358,727	—	—	—
Commitments to Originate Loans	359,175	359,175	—	—	—
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

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$1,586	$207
Commercial real estate – owner occupied	4,582	4,811
Commercial real estate – investor	5,274	2,917
Residential mortgage	6,568	7,181
Home equity loans and lines	3,034	2,733
Total non-performing loans	21,044	17,849
Other real estate owned	248	264
Total non-performing assets	$21,292	$18,113
Purchased with credit deterioration (“PCD”) loans (1)	$61,694	$13,265
Delinquent loans 30-89 days	$13,640	$14,798
Allowance for credit losses as a percent of total loans receivable	0.46%	0.27%
Allowance for credit losses as a percent of total non-performing loans	182.99	94.41
Non-performing loans as a percent of total loans receivable	0.25	0.29
Non-performing assets as a percent of total assets	0.19	0.22

(1)	PCD loans are not included in non-performing loans or delinquent loans totals.

The Company’s non-performing loans totaled $21.0 million at June 30, 2020, as compared to $17.8 million at December 31, 2019. Included in the non-performing loans total was $6.2 million and $6.6 million of troubled debt restructured (“TDR”) loans at June 30, 2020 and December 31, 2019, respectively. Non-performing loans do not include $61.7 million and $13.3 million of acquired PCD loans at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the allowance for credit losses totaled $38.5 million, or 0.46% of total loans, as compared to $16.9 million, or 0.27% of total loans at December 31, 2019. These ratios exclude existing fair value credit marks on acquired loans of $35.4 million and $30.3 million at June 30, 2020 and December 31, 2019, respectively.

In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. This program allows for a deferral of payments for 90 days, which may extend for an additional 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at June 30, 2020 and will not be reported as past due during the deferral period.

The Company classifies loans and other assets in accordance with regulatory guidelines as follows (in thousands):

	June 30, 2020	December 31, 2019
Special Mention	$66,441	$34,529
Substandard	106,344	73,178

The increase in special mention and substandard loans is primarily due to the application of the Company’s risk rating methodologies to the Two River and Country Bank loan portfolios.

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

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changed the Company’s allowance for credit losses accounting policy that existed at December 31, 2019. ASU 2016-13 is the most critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended June 30, 2020.

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

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the ACL. For loans under forbearance as a result of COVID-19, the Company made a policy election to include the accrued interest receivable related to such loans in the amortized cost basis and therefore includes it in the measurment of the ACL. Accrued interest receivable at June 30, 2020 was $37.8 million, of which $14.7 million relates to forbearance loans.

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

Beginning on January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2020, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2020, the Company’s one-year gap was positive 14.06% as compared to positive 4.31% at December 31, 2019. The significant increase in the one-year gap was due to the Company’s decision to build liquidity during the economic downturn.

At June 30, 2020	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$460,740	$1,225	$2,715	$—	$—	$464,680
Debt investment securities	73,925	51,592	133,172	63,173	136,565	458,427
Debt mortgage-backed securities	74,611	100,727	196,711	122,702	70,113	564,864
Equity investments	—	—	—	—	13,830	13,830
Restricted equity investments	—	—	—	—	68,091	68,091
Loans receivable (2)	1,897,476	1,597,818	2,531,089	1,283,516	1,090,189	8,400,088
Total interest-earning assets	2,506,752	1,751,362	2,863,687	1,469,391	1,378,788	9,969,980
Interest-bearing liabilities:
Interest-bearing checking accounts	1,003,159	145,262	370,188	301,515	1,202,763	3,022,887
Money market deposit accounts	19,170	50,222	117,560	96,262	396,985	680,199
Savings accounts	145,394	106,258	275,800	225,714	703,765	1,456,931
Time deposits	286,091	857,536	423,164	72,715	6,465	1,645,971
FHLB advances	—	—	128,419	204,979	9,994	343,392
Securities sold under agreements to repurchase and other borrowings	242,675	197	37,857	113,360	5,572	399,661
Total interest-bearing liabilities	1,696,489	1,159,475	1,352,988	1,014,545	2,325,544	7,549,041
Interest sensitivity gap (3)	$810,263	$591,887	$1,510,699	$454,846	$(946,756)	$2,420,939
Cumulative interest sensitivity gap	$810,263	$1,402,150	$2,912,849	$3,367,695	$2,420,939	$2,420,939
Cumulative interest sensitivity gap as a percent of total interest-earning assets	8.13%	14.06%	29.22%	33.78%	24.28%	24.28%

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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2020 and December 31, 2019. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2019 Form 10-K.

	June 30, 2020					December 31, 2019
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,732,029	31.7%	16.2%	$328,074	10.0%	$1,242,674	5.1%	16.4%	$253,184	(0.6)%
200	1,621,536	23.3	14.8	318,904	6.9	1,246,011	5.4	16.0	254,424	(0.1)
100	1,493,438	13.5	13.3	309,078	3.6	1,227,428	3.8	15.3	254,996	0.1
Static	1,315,514	—	11.5	298,358	—	1,182,696	—	14.4	254,721	—
(100)	1,041,359	(20.8)	9.0	295,598	(0.9)	1,090,184	(7.8)	12.9	252,662	(0.8)
The change in interest rate sensitivity at June 30, 2020, as compared to December 31, 2019, is primarily due to the addition of Two River Community Bank and Country Bank, the significant decline in interest rates during the period and the increase in cash liquidity and short-term PPP loans.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$721,049	$120,544
Debt securities available-for-sale, at estimated fair value	153,239	150,960
Debt securities held-to-maturity, net of allowance for credit losses of $2,446 at June 30, 2020 (estimated fair value of $895,897 at June 30, 2020 and $777,290 at December 31, 2019)	867,959	768,873
Equity investments, at estimated fair value	13,830	10,136
Restricted equity investments, at cost	68,091	62,356
Loans receivable, net of allowance for credit losses of $38,509 at June 30, 2020, and $16,852 at December 31, 2019	8,335,480	6,207,680
Loans held-for-sale	21,799	—
Interest and dividends receivable	37,811	21,674
Other real estate owned	248	264
Premises and equipment, net	100,576	102,691
Bank Owned Life Insurance	262,637	237,411
Assets held for sale	7,828	3,785
Goodwill	501,472	374,632
Core deposit intangible	26,732	15,607
Other assets	226,614	169,532
Total assets	$11,345,365	$8,246,145
Liabilities and Stockholders’ Equity
Deposits	$8,967,754	$6,328,777
Federal Home Loan Bank advances	343,392	519,260
Securities sold under agreements to repurchase with retail customers	152,821	71,739
Other borrowings	246,840	96,801
Advances by borrowers for taxes and insurance	19,582	13,884
Other liabilities	138,542	62,565
Total liabilities	9,868,931	7,093,026
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at June 30, 2020 and no shares issued at December 31, 2019	1	—
Common stock, $.01 par value, 150,000,000 shares authorized, 60,991,928 shares issued and 60,343,077 and 50,405,048 shares outstanding at June 30, 2020 and December 31, 2019, respectively	609	519
Additional paid-in capital	1,135,839	840,691
Retained earnings	372,552	358,668
Accumulated other comprehensive loss	1,125	(1,208)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(8,041)	(8,648)
Treasury stock, 648,851 and 1,586,808 shares at June 30, 2020 and December 31, 2019, respectively	(25,651)	(36,903)
Total stockholders’ equity	1,476,434	1,153,119
Total liabilities and stockholders’ equity	$11,345,365	$8,246,145

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Interest income:
Loans	$88,347	$70,917	$178,291	$139,918
Mortgage-backed securities	3,593	3,946	7,437	7,987
Debt securities, equity investments and other	3,937	3,547	8,356	6,927
Total interest income	95,877	78,410	194,084	154,832
Interest expense:
Deposits	12,305	9,762	26,241	18,401
Borrowed funds	4,905	3,811	9,531	7,206
Total interest expense	17,210	13,573	35,772	25,607
Net interest income	78,667	64,837	158,312	129,225
Credit loss expense	9,649	356	19,618	976
Net interest income after credit loss expense	69,018	64,481	138,694	128,249
Other income:
Bankcard services revenue	2,741	2,679	5,222	4,964
Trust and asset management revenue	555	569	1,070	1,067
Fees and service charges	3,253	4,595	8,126	9,111
Net gain on sales of loans	756	7	929	15
Net gain on equity investments	148	133	303	241
Net loss from other real estate operations	(52)	(121)	(202)	(127)
Income from Bank Owned Life Insurance	1,521	1,293	3,096	2,614
Commercial loan swap income	2,489	612	6,539	1,084
Other	19	112	44	422
Total other income	11,430	9,879	25,127	19,391
Operating expenses:
Compensation and employee benefits	27,935	23,704	57,820	46,118
Occupancy	5,268	4,399	10,544	8,929
Equipment	1,982	1,936	3,925	3,882
Marketing	753	1,137	1,522	2,067
Federal deposit insurance and regulatory assessments	1,133	802	1,800	1,634
Data processing	4,149	3,684	8,326	7,338
Check card processing	1,290	1,322	2,566	2,760
Professional fees	2,683	1,408	4,985	3,117
Other operating expense	5,262	3,882	9,064	7,251
Amortization of core deposit intangible	1,544	1,015	3,122	2,020
Branch consolidation expense	863	6,695	3,457	7,086
Merger related expenses	3,070	931	11,597	5,984
Total operating expenses	55,932	50,915	118,728	98,186
Income before provision for income taxes	24,516	23,445	45,093	49,454
Provision for income taxes	5,878	4,465	9,922	9,301
Net income	$18,638	$18,980	$35,171	$40,153
Basic earnings per share	$0.31	$0.37	$0.59	$0.80
Diluted earnings per share	$0.31	$0.37	$0.58	$0.79
Average basic shares outstanding	59,877	50,687	59,881	50,115
Average diluted shares outstanding	59,999	51,290	60,122	50,728
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income	$18,638	$18,980	$35,171	$40,153
Other comprehensive income:
Unrealized (loss) gain on debt securities (net of tax expense of $11 and $709 in 2020, and net of tax expense of $260 and $434 in 2019, respectively)	(44)	915	2,105	1,559
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $76 and $160 in 2020, and net of tax expense of $85 and $171 in 2019, respectively)	113	123	228	248
Unrealized gain on cash flow hedge (net of tax expense of $173)	547	—	—	—
Total other comprehensive income	616	1,038	2,333	1,807
Total comprehensive income	$19,254	$20,018	$37,504	$41,960
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended June 30, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-In Capital		Retained Earnings		Accumulated Other Comprehensive Loss		Employee Stock Ownership Plan		Treasury Stock		Total
Balance at March 31, 2019	$—		$518		$836,546		$316,976		$(2,681)		$(9,554)		$(14,642)		$1,127,163
Net income	—		—		—		18,980		—		—		—		18,980
Other comprehensive income, net of tax	—		—		—		—		1,038		—		—		1,038
Stock awards	—		—		1,690		—		—		—		—		1,690
Allocation of ESOP Stock	—		—		99		—		—		302		—		401
Cash dividend $0.17 per share	—		—		—		(8,660)		—		—		—		(8,660)
Exercise of stock options	—		—		275		1		—		—		—		276
Purchase 149,860 shares of common stock	—		—		—		—	—	—	—	—	—	(3,593)	—	(3,593)
Purchase of stock for the deferred compensation plan	—		—		—		—	—	—	—	—	—	—	—	—
Balance at June 30, 2019	$—		$518		$838,610		$327,297		$(1,643)		$(9,252)		$(18,235)		$1,137,295

Balance at March 31, 2020	$—		$609		$1,078,438		$364,273		$509		$(8,344)		$(25,651)		$1,409,834
Net income	—		—		—		18,638		—		—		—		18,638
Other comprehensive income, net of tax	—		—		—		—		616		—		—		616
Stock awards	—		—		1,371		—		—		—		—		1,371
Allocation of ESOP stock	—		—		(42)		—		—		303		—		261
Cash dividend $0.17 per share	—		—		—		(10,220)		—		—		—		(10,220)
Exercise of stock options	—		—		360		(139)		—		—		—		221
Issuance of preferred equity	1	—	—	—	55,712	—	—	—	—	—	—	—	—	—	55,713
Balance at June 30, 2020	$1		$609		$1,135,839		$372,552		$1,125		$(8,041)		$(25,651)		$1,476,434

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Six Months Ended June 30, 2020 and 2019

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2018	$—	$483	$757,963	$305,056	$(3,450)	$(9,857)	$(10,837)	$1,039,358
Net income	—	—	—	40,153	—	—	—	40,153
Other comprehensive income, net of tax	—	—	—	—	1,807	—	—	1,807
Stock awards	—	2	2,600	—	—	—	—	2,602
Allocation of ESOP stock	—	—	196	—	—	605	—	801
Cash dividend $0.34 per share	—	—	—	(17,304)	—	—	—	(17,304)
Exercise of stock options	—	1	1,402	(608)	—	—	—	795
Purchase 309,167 shares of common stock	—	—	—	—	—	—	(7,398)	(7,398)
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	76,481
Balance at June 30, 2019	$—	$518	$838,610	$327,297	$(1,643)	$(9,252)	$(18,235)	$1,137,295

Balance at December 31, 2019	$—	$519	$840,691	$358,668	$(1,208)	$(8,648)	$(36,903)	$1,153,119
Net income	—	—	—	35,171	—	—	—	35,171
Other comprehensive income, net of tax	—	—	—	—	2,333	—	—	2,333
Stock awards	—	2	2,477	—	—	—	—	2,479
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13	—	—	—	(4)	—	—	—	(4)
Allocation of ESOP stock	—	—	1	—	—	607	—	608
Cash dividend $0.34 per share	—	—	—	(20,494)	—	—	—	(20,494)
Exercise of stock options	—	2	1,665	(789)	—	—	—	878
Purchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)	(14,814)
Issuance of preferred equity	1	—	55,712	—	—	—	—	55,713
Acquisition of Two River Bancorp	—	42	122,501	—	—	—	26,066	148,609
Acquisition of Country Bank Holdings Company	—	44	112,792	—	—	—	—	112,836
Balance at June 30, 2020	$1	$609	$1,135,839	$372,552	$1,125	$(8,041)	$(25,651)	$1,476,434
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$35,171	$40,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,213	4,464
Allocation of ESOP stock	608	801
Stock awards	2,479	2,602
Net excess tax benefit on stock compensation	123	(240)
Amortization of servicing asset	21	22
Net premium amortization in excess of discount accretion on securities	1,415	1,638
Net amortization of deferred costs on borrowings	168	108
Amortization of core deposit intangible	3,122	2,020
Net accretion of purchase accounting adjustments	(11,291)	(7,799)
Net amortization of deferred costs and discounts on loans	506	348
Provision for credit losses	19,618	976
Net gain on sale and write-down of other real estate owned	—	(30)
Write down of fixed assets held for sale to net realizable value	2,258	5,826
Net loss (gain) on sale of fixed assets	6	(5)
Net unrealized gain on equity securities	(356)	(241)
Net gain on sales of loans	(929)	(15)
Proceeds from sales of mortgage loans held for sale	55,534	912
Mortgage loans originated for sale	(76,855)	(897)
Increase in value of Bank Owned Life Insurance	(3,096)	(2,614)
Net loss on sale of assets held for sale	—	5
Increase in interest and dividends receivable	(11,976)	(829)
Deferred tax provision	161	380
Decrease (increase) in other assets	186	(19,916)
Increase in other liabilities	60,171	31,797
Total adjustments	46,086	19,313
Net cash provided by operating activities	81,257	59,466
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(650,750)	47,377
Proceeds from sale of loans	71,604	2,325
Purchase of loans receivable	—	(101,674)
Purchase of debt investment securities available-for-sale	(30,552)	(20,006)
Purchase of debt investment securities held-to-maturity	(651)	(3,577)
Purchase of debt mortgage-backed securities held-to-maturity	(9,098)	—
Purchase of equity investments	(120)	(106)
Proceeds from sale of equity investments	889	—
Proceeds from maturities and calls of debt investment securities available-for-sale	31,108	16,624
Proceeds from maturities and calls of debt investment securities held-to-maturity	24,389	13,497
Proceeds from sales of debt investment securities available-for-sale	5,869	—
Principal repayments on debt mortgage-backed securities available-for-sale	185	—
Principal repayments on debt investment securities held-to-maturity	647	759
Principal repayments on debt mortgage-backed securities held-to-maturity	79,533	57,788
Proceeds from Bank Owned Life Insurance	310	313
Proceeds from the redemption of restricted equity investments	61,727	55,276
Purchases of restricted equity investments	(59,448)	(57,604)
Proceeds from sales of other real estate owned	323	1,335
Proceeds from sales of assets held for sale	—	412
Purchases of premises and equipment	(3,593)	(1,660)
Net cash consideration received for acquisition	23,460	59,395
Net cash (used in) provided by investing activities	(454,168)	70,474

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$1,046,687	$(75,767)
(Decrease) increase in short-term borrowings	(201,651)	60,326
Proceeds from Federal Home Loan Bank advances	525,000	—
Repayments of Federal Home Loan Bank advances	(496,200)	(55,992)
Proceeds from Federal Reserve Bank advances	3,778	—
Net proceeds from issuance of subordinated notes	122,717	—
Repayments of other borrowings	(53)	(171)
(Decrease) increase in advances by borrowers for taxes and insurance	(517)	751
Exercise of stock options	878	795
Payment of employee taxes withheld from stock awards	(2,051)	(2,591)
Purchase of treasury stock	(14,814)	(7,398)
Net proceeds from the issuance of preferred stock	55,713	—
Dividends paid	(20,494)	(17,304)
Net cash provided by (used in) financing activities	1,018,993	(97,351)
Net increase in cash and due from banks and restricted cash	646,082	32,589
Cash and due from banks and restricted cash at beginning of period	133,226	122,328
Cash and due from banks and restricted cash at end of period	$779,308	$154,917
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$120,544	$120,792
Restricted cash at beginning of period	12,682	1,536
Cash and due from banks and restricted cash at beginning of period	$133,226	$122,328
Cash and due from banks at end of period	$721,049	$148,327
Restricted cash at end of period	58,259	6,590
Cash and due from banks and restricted cash at end of period	$779,308	$154,917
Cash paid during the period for:
Interest	$36,080	$25,544
Income taxes	2,932	11,266
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	388	419
Net loan charge-offs	922	1,418
Transfer of premises and equipment to assets held-for-sale	4,043	1,262
Transfer of loans receivable to other real estate owned	106	789
Acquisition:
Non-cash assets acquired:
Securities	$208,880	$103,775
Restricted equity investments	5,334	313
Loans	1,558,480	307,703
Premises and equipment	9,744	3,389
Accrued interest receivable	4,161	1,390
Bank Owned Life Insurance	22,440	10,460
Deferred tax asset	(345)	3,844
Other assets	9,268	1,405
Goodwill and other intangible assets, net	140,654	38,835
Total non-cash assets acquired	$1,958,616	$471,114
Liabilities assumed:
Deposits	$1,594,403	$449,018
Borrowings	92,618	—
Other liabilities	33,610	5,010
Total liabilities assumed	$1,720,631	$454,028
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
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for all of 2020. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployments rates, property values, or other relevant factors. At June 30, 2020,

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

the Company utilized the June 17, 2020 forecast, from Oxford Economics, the most recent forecast available as of quarter end, to provide the macroeconomic forecasts for select variables.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Two River Bancorp Acquisition
On January 1, 2020, the Company completed its acquisition of Two River Bancorp (“Two River”), which after purchase accounting adjustments added $1.112 billion to assets, $940.1 million to loans, and $941.8 million to deposits. Total consideration paid for Two River was $197.1 million, including cash consideration of $48.4 million. Two River was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Two River, net of total consideration paid (in thousands):

At January 1, 2020
Estimated Fair Value
Total Purchase Price:	$197,050
Assets acquired:
Cash and cash equivalents	$51,102
Securities	64,381
Loans	940,072
Accrued interest receivable	2,382
Bank Owned Life Insurance	22,440
Deferred tax asset	3,577
Other assets	15,956
Core deposit intangible	12,130
Total assets acquired	1,112,040
Liabilities assumed:
Deposits	(941,750)
Other liabilities	(59,002)
Total liabilities assumed	(1,000,752)
Net assets acquired	$111,288
Goodwill recorded in the merger	$85,762

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Country Bank Holding Company, Inc. Acquisition
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”), which after purchase accounting adjustments added $792.1 million to assets, $618.4 million to loans, and $652.7 million to deposits. Total consideration paid for Country Bank was $112.8 million. Country Bank was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Country Bank, net of total consideration paid (in thousands):

At January 1, 2020
Estimated Fair Value
Total Purchase Price:	$112,836
Assets acquired:
Cash and cash equivalents	$20,799
Securities	144,499
Loans	618,408
Accrued interest receivable	1,779
Deferred tax asset	(3,922)
Other assets	8,390
Core deposit intangible	2,117
Total assets acquired	792,070
Liabilities assumed:
Deposits	(652,653)
Other liabilities	(67,226)
Total liabilities assumed	(719,879)
Net assets acquired	$72,191
Goodwill recorded in the merger	$40,645

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Two River and Country Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 1, 2020) through June 30, 2020. The table also presents financial information regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through June 30, 2020. In addition, the table provides unaudited condensed pro forma financial information assuming the Two River, Country Bank, and Capital Bank acquisitions had been completed as of January 1, 2019 for the six months ended June 30, 2019. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Two River, Country Bank, and Capital Bank’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands)	Two River Actual for Six Months Ended June 30, 2020	Country Bank Actual for Six Months Ended June 30, 2020	Capital Bank Actual from February 1, 2019 to June 30, 2019	Pro forma Six Months Ended June 30, 2019
Net interest income	$21,051	$13,209	$8,043	$167,068
Credit loss expense	553	331	175	1,651
Non-interest income	1,127	284	557	22,200
Non-interest expense	18,696	9,146	9,180	121,240
Provision (benefit) for income taxes	708	816	(189)	12,605
Net income (loss)	$2,221	$3,200	$(566)	$53,772
Fully diluted earnings per share				$0.87

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding	60,323	51,227	60,342	50,666
Less: Unallocated ESOP shares	(435)	(501)	(443)	(509)
Unallocated incentive award shares and shares held by deferred compensation plan	(11)	(39)	(18)	(42)
Average basic shares outstanding	59,877	50,687	59,881	50,115
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	122	603	241	613
Average diluted shares outstanding	59,999	51,290	60,122	50,728

For the three and six months ended June 30, 2020, antidilutive stock options of 2,293,000 and 1,739,000, respectively, were excluded from earnings per share calculations. For both the three and six months ended June 30, 2019, antidilutive stock options of 1,083,000 were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost, estimated fair value, and allowance for credit losses of debt securities available-for-sale and held-to-maturity at June 30, 2020, and December 31, 2019, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At June 30, 2020
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$138,460	$4,004	$—	$142,464	$—
State and municipal obligations	2,402	—	—	2,402	—
Corporate debt securities	8,000	59	—	8,059	—
Total investment securities	148,862	4,063	—	152,925	—
Mortgage-backed securities - FNMA	310	4	—	314	—
Total debt securities available-for-sale	$149,172	$4,067	$—	$153,239	$—
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$6,242	$38	$—	$6,280	$—
State and municipal obligations	227,046	8,701	(185)	235,562	(35)
Corporate debt securities	76,277	899	(5,880)	71,296	(1,582)
Total investment securities	309,565	9,638	(6,065)	313,138	(1,617)
Mortgage-backed securities:
FHLMC	190,352	6,548	(33)	196,867	—
FNMA	226,452	8,673	(29)	235,096	—
GNMA	92,076	2,710	(20)	94,766	—
SBA	5,849	—	(61)	5,788	—
CMO	49,825	447	(30)	50,242	(829)
Total mortgage-backed securities	564,554	18,378	(173)	582,759	(829)
Total debt securities held-to-maturity	$874,119	$28,016	$(6,238)	$895,897	$(2,446)
Total debt securities	$1,023,291	$32,083	$(6,238)	$1,049,136	$(2,446)

There was no allowance for credit losses on debt securities available-for-sale at June 30, 2020.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2019
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$149,120	$1,408	$(93)	$150,435
State and municipal obligations	25	—	—	25
Total investment securities	149,145	1,408	(93)	150,460
Mortgage-backed securities - FNMA	495	5	—	500
Total debt securities available-for-sale	$149,640	$1,413	$(93)	$150,960
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$4,984	$14	$—	$4,998
State and municipal obligations	124,430	1,537	(208)	125,759
Corporate debt securities	79,547	833	(2,421)	77,959
Total investment securities	208,961	2,384	(2,629)	208,716
Mortgage-backed securities:
FHLMC	206,985	2,221	(524)	208,682
FNMA	244,428	2,680	(493)	246,615
GNMA	110,661	939	(212)	111,388
SBA	1,940	—	(51)	1,889
Total mortgage-backed securities	564,014	5,840	(1,280)	568,574
Total debt securities held-to-maturity	$772,975	$8,224	$(3,909)	$777,290
Total debt securities	$922,615	$9,637	$(4,002)	$928,250

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the six months ended June 30, 2020 (in thousands):

	Investment securities	Mortgage-backed securities
Allowance for credit losses
Beginning balance	$—	$—
Impact of CECL adoption	(1,268)	—
Provision for credit loss expense	(349)	(829)
Total ending allowance balance	$(1,617)	$(829)

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at June 30, 2020, and December 31, 2019, is as follows (in thousands):

	June 30, 2020	December 31, 2019
Amortized cost	$874,119	$772,975
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Allowance for credit loss	(2,446)	—
Accretion of net unrealized loss on securities reclassified as held-to-maturity	9,633	9,245
Carrying value	$867,959	$768,873

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

There were no realized gains or losses on debt securities for the three and six months ended June 30, 2020 and June 30, 2019, respectively.
During the three and six months ended June 30, 2020, there were $53,000 of realized losses on equity securities. There were no realized gains or losses on equity securities in the three and six months ended June 30, 2019. The realized and unrealized gains or losses on equity securities for the three and six months ended June 30, 2020 and June 30, 2019 are shown in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain on equity investments	$148	$133	$303	$241
Less: Net losses recognized on equity securities sold	(53)	—	(53)	—
Unrealized gain recognized on equity securities still held	$201	$133	$356	$241

The amortized cost and estimated fair value of investment securities at June 30, 2020 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2020, corporate debt securities with an amortized cost of $56.2 million and estimated fair value of $52.6 million were callable prior to the maturity date.

June 30, 2020	Amortized Cost	Estimated Fair Value
Less than one year	$71,600	$71,952
Due after one year through five years	196,345	203,165
Due after five years through ten years	83,809	79,446
Due after ten years	106,673	111,500
	$458,427	$466,063

Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes amounted to $493.9 million and $475.6 million, at June 30, 2020 and December 31, 2019, respectively, including $155.9 million and $81.4 million at June 30, 2020 and December 31, 2019, respectively, pledged as collateral for securities sold under agreements to repurchase.
At June 30, 2020, there were no holdings of securities of any one issuer, other than the US government and its agencies, in an amount greater than 10% of shareholders’ equity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at June 30, 2020 and December 31, 2019, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At June 30, 2020
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	$3,809	$(44)	$6,621	$(141)	$10,430	$(185)
Corporate debt securities	14,815	(756)	33,208	(5,124)	48,023	(5,880)
Total investment securities	18,624	(800)	39,829	(5,265)	58,453	(6,065)
Mortgage-backed securities:
FHLMC	4,314	(23)	1,366	(10)	5,680	(33)
FNMA	2,990	(17)	413	(12)	3,403	(29)
GNMA	—	—	6,020	(20)	6,020	(20)
SBA	4,046	(11)	1,742	(50)	5,788	(61)
CMO	15,353	(30)	—	—	15,353	(30)
Total mortgage-backed securities	26,703	(81)	9,541	(92)	36,244	(173)
Total debt securities held-to-maturity	45,327	(881)	49,370	(5,357)	94,697	(6,238)
Total debt securities	$45,327	$(881)	$49,370	$(5,357)	$94,697	$(6,238)

	At December 31, 2019
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$25,021	$(54)	$22,451	$(39)	$47,472	$(93)
Total debt securities available-for-sale	25,021	(54)	22,451	(39)	47,472	(93)
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	7,308	(58)	14,531	(150)	21,839	(208)
Corporate debt securities	9,727	(213)	37,628	(2,208)	47,355	(2,421)
Total investment securities	17,035	(271)	52,159	(2,358)	69,194	(2,629)
Mortgage-backed securities:
FHLMC	6,329	(29)	38,641	(495)	44,970	(524)
FNMA	13,682	(59)	38,568	(434)	52,250	(493)
GNMA	30,268	(93)	19,828	(119)	50,096	(212)
SBA	—	—	1,889	(51)	1,889	(51)
Total mortgage-backed securities	50,279	(181)	98,926	(1,099)	149,205	(1,280)
Total debt securities held-to-maturity	67,314	(452)	151,085	(3,457)	218,399	(3,909)
Total debt securities	$92,335	$(506)	$173,536	$(3,496)	$265,871	$(4,002)

At June 30, 2020, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
Chase Capital	$10,000	$8,804	Baa1/BBB-
Wells Fargo Capital	5,000	4,392	A1/BBB
Huntington Capital	5,000	4,268	Baa2/BB+
Keycorp Capital	5,000	4,305	Baa2/BB+
PNC Capital	5,000	4,303	Baa1/BBB-
SunTrust Capital	5,000	4,281	Not Rated/BBB-
State Street Capital	3,332	2,855	A3/BBB
	$38,332	$33,208

At June 30, 2020, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at June 30, 2020. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. Additionally, there are private label commercial mortgage-backed securities with credit ratings from multiple credit rating services ranging between Aaa and Aa2. The Company considers the unrealized losses to be the result of changes in interest rates, and not credit quality, which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at June 30, 2020.
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of credit ratings. The following table summarized the amortized cost of debt securities held-to-maturity at June 30, 2020, aggregated by credit quality indicator (in thousands):

	AAA	AA	A	BBB	BB	Total
As of June 30, 2020
Investment securities:
U.S. government and agency obligations	$—	$6,242	$—	$—	$—	$6,242
State and municipal obligations	40,380	133,056	48,545	5,065	—	227,046
Corporate debt securities	—	1,494	15,454	48,798	10,531	76,277
Total investment securities	40,380	140,792	63,999	53,863	10,531	309,565
Mortgage-backed securities:
CMO	16,916	32,909	—	—	—	49,825
Total mortgage-backed securities	16,916	32,909	—	—	—	49,825
Total debt securities held-to-maturity	$57,296	$173,701	$63,999	$53,863	$10,531	$359,390

A debt security is considered to be past due once it is 30 days past due under the terms of the agreement. At June 30, 2020, there were no debt securities that were past due, on nonaccrual, or past due over 89 days and still accruing.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Commercial:
Commercial and industrial	$910,762	$396,434
Commercial real estate – owner occupied	1,199,742	792,653
Commercial real estate – investor	3,449,160	2,296,410
Total commercial	5,559,664	3,485,497
Consumer:
Residential real estate	2,426,277	2,321,157
Home equity loans and lines	320,627	318,576
Other consumer	71,721	89,422
Total consumer	2,818,625	2,729,155
Total loans	8,378,289	6,214,652
Deferred origination (fees) costs, net	(4,300)	9,880
Allowance for credit losses	(38,509)	(16,852)
Total loans, net	$8,335,480	$6,207,680

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes total loans by year of origination and internally assigned credit grades and risk characteristics (in thousands):

	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Total
June 30, 2020
Commercial and industrial
Pass	$494,385	$42,054	$34,477	$67,037	$46,039	$68,244	$133,133	$885,369
Special Mention	—	458	847	1,765	870	1,184	86	5,210
Substandard	226	3,600	1,790	1,073	62	4,512	8,920	20,183
Total commercial and industrial	494,611	46,112	37,114	69,875	46,971	73,940	142,139	910,762
Commercial real estate - owner occupied
Pass	62,342	157,535	144,739	142,470	130,281	496,150	21,296	1,154,813
Special Mention	—	191	—	1,389	88	5,510	388	7,566
Substandard	—	2,122	2,817	2,921	3,740	25,670	93	37,363
Total commercial real estate - owner occupied	62,342	159,848	147,556	146,780	134,109	527,330	21,777	1,199,742
Commercial real estate - investor
Pass	338,589	679,959	387,875	462,567	335,427	957,182	199,816	3,361,415
Special Mention	—	27	—	11,003	6,033	22,661	9,178	48,902
Substandard	—	178	1,553	460	5,487	25,031	6,134	38,843
Total commercial real estate - investor	338,589	680,164	389,428	474,030	346,947	1,004,874	215,128	3,449,160
Residential real estate (1)
Pass	316,112	522,831	312,066	202,088	172,264	891,044	—	2,416,405
Special Mention	—	—	325	—	—	4,102	—	4,427
Substandard	—	—	—	221	—	5,224	—	5,445
Total residential real estate	316,112	522,831	312,391	202,309	172,264	900,370	—	2,426,277
Consumer (1)
Pass	12,116	33,276	105,211	31,029	19,788	178,537	7,545	387,502
Special Mention	—	79	—	—	—	257	—	336
Substandard	—	—	—	—	—	4,510	—	4,510
Total consumer	12,116	33,355	105,211	31,029	19,788	183,304	7,545	392,348
Total loans	$1,223,770	$1,442,310	$991,700	$924,023	$720,079	$2,689,818	$386,589	$8,378,289

(1)	For residential and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended June 30, 2020
Allowance for credit losses on loans
Balance at beginning of period	$6,649	$3,096	$7,159	$8,417	$4,314	$—	$29,635
Credit loss (benefit) expense	(1,697)	(334)	1,701	9,056	(84)	—	8,642
Charge-offs	—	—	(26)	(71)	(72)	—	(169)
Recoveries	27	3	26	283	62	—	401
Balance at end of period	$4,979	$2,765	$8,860	$17,685	$4,220	$—	$38,509
For the three months ended June 30, 2019
Allowance for credit losses on loans
Balance at beginning of period	$1,647	$3,438	$8,242	$1,965	$367	$1,046	$16,705
Credit loss (benefit) expense	(34)	(439)	117	729	285	(302)	356
Charge-offs	—	(132)	(65)	(768)	(173)	—	(1,138)
Recoveries	26	1	112	40	33	—	212
Balance at end of period	$1,639	$2,868	$8,406	$1,966	$512	$744	$16,135
For the six months ended June 30, 2020
Allowance for credit losses on loans
Balance at beginning of period	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Impact of CECL adoption	2,416	(1,109)	(5,395)	3,833	2,981	(25)	2,701
Credit loss expense	(168)	952	4,078	12,641	(264)	—	17,239
Initial allowance for credit losses on PCD loans	1,221	26	260	109	1,023	—	2,639
Charge-offs	—	—	(26)	(1,346)	(181)	—	(1,553)
Recoveries	52	3	60	446	70	—	631
Balance at end of period	$4,979	$2,765	$8,860	$17,685	$4,220	$—	$38,509
For the six months ended June 30, 2019
Allowance for credit losses on loans
Balance at beginning of period	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Credit loss (benefit) expense	(53)	1,112	(685)	705	175	(278)	976
Charge-offs	—	(522)	(86)	(1,193)	(205)	—	(2,006)
Recoveries	83	1	407	41	56	—	588
Balance at end of period	$1,639	$2,868	$8,406	$1,966	$512	$744	$16,135
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2020, the Company had collateral dependent loans with an amortized cost balance as follows: commercial and industrial of $6.6 million, commercial real estate - owner occupied of $5.5 million, and commercial real estate - investor of $15.7 million. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $2.6 million at June 30, 2020. The amount of foreclosed residential real estate property held by the Company was $248,000 at June 30, 2020.

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

As of December 31, 2019, the Company defined an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2019, the impaired loan portfolio totaled $26.5 million for which there was $476,000 specific allocation in the allowance for credit losses. The average balance of impaired loans for the three and six months ended June 30, 2019 were $31.5 million and $30.9 million, respectively.
In accordance with ASC 310, prior to the adoption of ASU 2016-13, the summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2019 and for the three and six months ended June 30, 2019, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
As of December 31, 2019
With no related allowance recorded:
Commercial and industrial	$265	$243	$—
Commercial real estate – owner occupied	4,062	3,968	—
Commercial real estate – investor	6,665	5,584	—
Residential real estate	11,009	11,009	—
Consumer	3,734	3,509	—
	$25,735	$24,313	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	2,376	2,195	474
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	2	2	2
	$2,378	$2,197	$476

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2019		Six months ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$249	$1	$708	$4
Commercial real estate – owner occupied	3,808	80	4,337	122
Commercial real estate – investor	10,882	22	10,501	158
Residential real estate	10,104	140	10,090	271
Consumer	3,270	48	3,171	94
	$28,313	$291	$28,807	$649
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate – owner occupied	3,197	—	—	—
Commercial real estate – investor	—	—	2,131	36
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$3,197	$—	$2,131	$36

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of June 30, 2020 and December 31, 2019 (in thousands). The June 30, 2020 balances include PCD loans while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020).

	June 30, 2020	December 31, 2019
Commercial and industrial	$8,211	$207
Commercial real estate – owner occupied	5,629	4,811
Commercial real estate – investor	17,922	2,917
Residential real estate	7,676	7,181
Consumer	3,119	2,733
	$42,557	$17,849

At June 30, 2020, there were no commitments to lend additional funds to borrowers whose loans are in non-accrual status.
At June 30, 2020 and December 31, 2019, loans in the amount of $42.6 million and $17.8 million, respectively, were three or more months delinquent or in the process of foreclosure. At June 30, 2020, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At June 30, 2020 and December 31, 2019, there were no loans that were ninety days or greater past due and still accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by loan portfolio segment (in thousands). The June 30, 2020 balances include PCD loans while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020).

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2020
Commercial and industrial	$307	$—	$2,246	$2,553	$908,209	$910,762
Commercial real estate – owner occupied	793	143	2,392	3,328	1,196,414	1,199,742
Commercial real estate – investor	1,857	2,000	10,299	14,156	3,435,004	3,449,160
Residential real estate	943	7,119	4,032	12,094	2,414,183	2,426,277
Consumer	1,528	336	4,510	6,374	385,974	392,348
	$5,428	$9,598	$23,479	$38,505	$8,339,784	$8,378,289
December 31, 2019
Commercial and industrial	$100	$—	$207	$307	$395,784	$396,091
Commercial real estate – owner occupied	1,541	1,203	1,040	3,784	788,157	791,941
Commercial real estate – investor	381	938	2,792	4,111	2,280,587	2,284,698
Residential real estate	8,161	3,487	2,859	14,507	2,306,314	2,320,821
Consumer	1,048	491	2,388	3,927	403,909	407,836
	$11,231	$6,119	$9,286	$26,636	$6,174,751	$6,201,387

The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. At June 30, 2020 and December 31, 2019, troubled debt restructured (“TDR”) loans totaled $22.6 million and $24.6 million, respectively. Included in the non-accrual loan total at June 30, 2020, and December 31, 2019, were $6.2 million and $6.6 million, respectively, of troubled debt restructurings. At June 30, 2020, and December 31, 2019, the Company had $424,000 and $476,000, respectively, of specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at June 30, 2020 and December 31, 2019, which totaled $16.4 million and $18.0 million, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about troubled debt restructurings which occurred during the three and six months ended June 30, 2020 and 2019, and troubled debt restructurings modified within the previous year and which defaulted during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2020
Troubled Debt Restructurings:
Commercial real estate – owner occupied	1	1,112	1,143
Residential real estate	2	205	213

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment

Six months ended June 30, 2020
Troubled Debt Restructurings:
Consumer	4	$159	$177
Commercial real estate – owner occupied	1	1,112	1,143
Residential real estate	4	431	447

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended June 30, 2019
Troubled Debt Restructurings:
Consumer	4	$442	$462
Residential real estate	2	332	351

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2019
Troubled Debt Restructurings:
Consumer	4	$442	$462
Residential real estate	5	921	972

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. This program allows for a deferral of payments for 90 days, which may extend

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

for an additional 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at June 30, 2020 and will not be reported as past due during the deferral period.
As part of the Two River and Country Bank acquisitions, the Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows (in thousands):

	Two River January 1, 2020	Country Bank January 1, 2020
Purchase price of loans at acquisition	$26,354	$24,667
Allowance for credit losses at acquisition	1,343	1,296
Non-credit discount at acquisition	3,589	5,334
Par value of acquired loans at acquisition	$31,286	$31,297

In accordance with ASC 310, prior to the adoption of ASU 2016-13,the following table summarizes the changes in accretable yield for PCI loans during the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Beginning balance	$4,193	$3,630
Acquisition	—	691
Accretion	(531)	(1,184)
Reclassification from non-accretable difference	(479)	46
Ending balance	$3,183	$3,183

Note 6. Deposits
The major types of deposits at June 30, 2020 and December 31, 2019 were as follows (in thousands):

Type of Account	June 30, 2020	December 31, 2019
Non-interest-bearing	$2,161,766	$1,377,396
Interest-bearing checking	3,022,887	2,539,428
Money market deposit	680,199	578,147
Savings	1,456,931	898,174
Time deposits	1,645,971	935,632
Total deposits	$8,967,754	$6,328,777

Included in time deposits at June 30, 2020 and December 31, 2019, is $568.6 million and $150.6 million, respectively, in deposits of $250,000 and over.

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
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2020. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2020
Items measured on a recurring basis:
Debt securities available-for-sale	$153,239	$—	$150,837	$2,402
Equity investments	13,830	13,830	—	—
Interest rate swap asset	56,087	—	56,087	—
Interest rate swap liability	(56,306)	—	(56,306)	—
Items measured on a non-recurring basis:
Other real estate owned	248	—	—	248
Loans measured for impairment based on the fair value of the underlying collateral	30,372	—	—	30,372
December 31, 2019
Items measured on a recurring basis:
Debt securities available-for-sale	$150,960	$—	$150,935	$25
Equity investments	10,136	10,136	—	—
Interest rate swap asset	10,141	—	10,141	—
Interest rate swap liability	(10,708)	—	(10,708)	—
Items measured on a non-recurring basis:
Other real estate owned	264	—	—	264
Loans measured for impairment based on the fair value of the underlying collateral	8,794	—	—	8,794

The following table reconciles, for the three and six months ended June 30, 2020, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the consolidated statements of financial condition, using significant unobservable inputs (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Beginning Balance	$25	$25
Total gains (losses) included in earnings	—	—
Purchases	2,377	2,377
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending Balance	$2,402	$2,402

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of June 30, 2020 and December 31, 2019 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2020
Financial Assets:
Cash and due from banks	$721,049	$721,049	$—	$—
Debt securities held-to-maturity	867,959	—	893,577	2,320
Restricted equity investments	68,091	—	—	68,091
Loans receivable, net and loans held-for-sale	8,357,279	—	—	8,450,433
Financial Liabilities:
Deposits other than time deposits	7,321,783	—	7,321,783	—
Time deposits	1,645,971	—	1,665,244	—
Federal Home Loan Bank advances and other borrowings	590,232	—	620,651	—
Securities sold under agreements to repurchase with retail customers	152,821	152,821	—	—
December 31, 2019
Financial Assets:
Cash and due from banks	$120,544	$120,544	$—	$—
Debt securities held-to-maturity	768,873	—	774,805	2,485
Restricted equity investments	62,356	—	—	62,356
Loans receivable, net and loans held-for-sale	6,207,680	—	—	6,173,237
Financial Liabilities:
Deposits other than time deposits	5,393,145	—	5,393,145	—
Time deposits	935,632	—	936,318	—
Federal Home Loan Bank advances and other borrowings	616,061	—	626,225	—
Securities sold under agreements to repurchase with retail customers	71,739	71,739	—	—

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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized gains of $46,000 and $349,000, respectively, in other income resulting from fair value adjustments for the three and six months ended June 30, 2020 as compared to losses of $141,000 and $195,000, respectively, during the three and six months ended June 30, 2019. The notional amount of derivatives not designated as hedging instruments was $615.6 million and $337.6 million at June 30, 2020 and December 31, 2019, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	June 30, 2020	December 31, 2019
Other assets	$56,087	$10,141
Other liabilities	56,306	10,708

Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $58.3 million and $13.7 million at June 30, 2020 and December 31, 2019, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $56.3 million and $10.7 million at June 30, 2020 and December 31, 2019, respectively.
Note 9. Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.
The Company’s leases are comprised of real estate property for branches, ATM locations and office space with terms extending through 2050. The majority of the Company’s leases are classified as operating leases, which are required to be recognized on the consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company has one existing finance lease, which has a lease term through 2029.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		June 30, 2020	December 31, 2019
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$24,888	$18,682
Finance lease ROU asset	Premises and equipment, net	1,454	1,534
Total Lease ROU Asset		$26,342	$20,216

Lease Liabilities
Operating lease liability	Other liabilities	$25,227	$18,893
Finance lease liability	Other borrowings	1,858	1,953
Total Lease Liability		$27,085	$20,846

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

	June 30, 2020	December 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	7.79 years	9.69 years
Finance lease	9.10 years	9.60 years
Weighted-Average Discount Rate
Operating leases	3.03%	3.45%
Finance lease	5.63%	5.63%

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease Expense
Operating Lease Expense	$1,590	$999	$3,313	$1,968
Finance Lease Expense:
Amortization of ROU assets	41	85	81	193
Interest on lease liabilities(1)	26	29	53	118
Total	$1,657	$1,113	$3,447	$2,279

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,404	$931	$3,052	$1,865
Operating cash flows from finance leases	26	29	53	118
Financing cash flows from finance leases	47	44	94	171

(1)	Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ended June 30,
2021	$295	$6,069
2022	295	5,800
2023	295	3,462
2024	295	2,660
2025	295	2,409
Thereafter	795	8,628
Total	$2,270	$29,028
Less: Imputed Interest	(412)	(3,801)
Total Lease Liabilities	$1,858	$25,227

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
A wide variety of government regulation and actions may prevent the orderly liquidation of collateral on loans under forbearance, deferral and foreclosure. Federal, state and local regulations may delay the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. Although the Company is not currently impacted, longer timelines may result in a material adverse effect on the liquidation of collateral and the Bank’s ability to minimize losses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 2.5 million shares, of which 2,019,145 shares are available for repurchase at June 30, 2020 under this stock repurchase program. On February 28, 2020 the Company suspended its repurchase activity in light of the COVID-19 pandemic. The Company did not repurchase any shares of its common stock during the three month period ended June 30, 2020. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 10, 2020	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	August 10, 2020	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.