Form 10-Q
period 2020-09-30
OCEANFIRST FINANCIAL CORP
filed 2020-11-06
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
As of November 2, 2020 there were 60,378,120 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2020	June 30, 2020	September 30, 2019
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,651,297	$11,345,365	$8,135,173
Loans receivable, net of allowance for credit losses	7,943,390	8,335,480	6,081,938
Deposits	9,283,288	8,967,754	6,220,855
Stockholders’ equity	1,461,714	1,476,434	1,144,528
SELECTED OPERATING DATA:
Net interest income	76,788	78,667	63,392
Credit loss expense	35,714	9,649	305
Other income	8,179	11,430	11,543
Operating expenses	56,787	55,932	43,357
Net (loss) income	(4,926)	18,638	24,971
Net (loss) income available to common stockholders	(6,019)	18,638	24,971
Diluted (loss) earnings per share	(0.10)	0.31	0.49
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	24.21	24.47	22.57
Tangible common stockholders’ equity per common share (2)	14.58	14.79	14.86
Cash dividend per share	0.17	0.17	0.17
Stockholders’ equity to total assets	12.55%	13.01%	14.07%
Tangible stockholders’ equity to total tangible assets (2)	8.41	8.77	9.73
Tangible common stockholders’ equity to tangible assets (2)	7.91	8.25	9.73
Return on average assets (3) (4)	(0.17)	0.67	1.23
Return on average tangible assets (2) (3) (4)	(0.18)	0.71	1.29
Return on average stockholders’ equity (3) (4)	(1.32)	5.16	8.66
Return on average tangible stockholders’ equity (2) (3) (4)	(2.05)	8.10	13.18
Net interest rate spread	2.77	3.02	3.32
Net interest margin	2.97	3.24	3.55
Operating expenses to average assets (3) (4)	1.94	2.02	2.13
Efficiency ratio (4) (5)	66.83	62.08	57.86
Loan to deposit ratio	86.19	93.43	97.90
ASSET QUALITY:
Non-performing loans held-for-investment	$29,895	$21,044	$17,453
Non-performing assets	97,490	21,292	17,747
Allowance for credit losses as a percent of total loans held-for-investment	0.70%	0.46%	0.27%
Allowance for credit losses as a percent of total non-performing loans held-for-investment	188.49	182.99	95.32
Non-performing loans held-for-investment as a percent of total loans held-for-investment	0.37	0.25	0.29
Non-performing assets as a percent of total assets	0.84	0.19	0.22

(1)With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2)Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible. Tangible common stockholders’ equity also excludes preferred stock.
(3)Ratios are annualized.
(4)Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses, and net unrealized loss on equity investments of $7.6 million, or $5.8 million, net of tax, for the quarter ended September 30, 2020. Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses, and Two River and Country Bank opening credit loss expense under the Current Expected Credit Loss (“CECL”) model of $3.9 million, or $3.0 million, net of tax, for the quarter ended June 30, 2020. Performance ratios include the net adverse impact of merger related expenses, branch consolidation expenses and compensation expense due to the retirement of an executive officer of $3.2 million, or $2.6 million, net of tax, for the quarter ended September 30, 2019.
(5)Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

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
Key developments relating to the Company’s financial results and corporate activities for the three months ended September 30, 2020 were as follows:

•COVID-19: The Company’s third quarter results were adversely impacted by the COVID-19 pandemic, including an elevated credit loss provision of $35.7 million and an additional $1.7 million in operating expenses. Net charge-offs, excluding $14.2 million related to higher risk commercial loans transferred to held-for-sale, amounted to a modest $748,000.
•Credit Quality: The Company made a strategic decision to accelerate the resolution of credit losses through the sale of higher risk loans. As part of this strategy, the Company transferred $45.5 million of forbearance loans to held-for-sale at September 30, 2020. Excluding the loans held-for-sale, loans under full forbearance were $209.6 million, or 2.6% of total loans, at October 23, 2020, a significant reduction from a peak for all forbearance requests of almost 20% of total loans.
•Deposits: Deposits increased by $315.5 million, of which $79.0 million were non-interest bearing deposits. The total cost of deposits decreased to 0.49% for the quarter ended September 30, 2020.
•Capital: The Company continues to maintain strong capital levels with tangible stockholders’ equity of $935.7 million for a tangible stockholders’ equity to tangible assets ratio of 8.41%.
•Sale of Paycheck Protection Program (“PPP”) loans: The Company made a strategic decision to sell $298.1 million in PPP loans to improve operational efficiency and continue the Company’s efforts to focus on the core business. The sale closed in the fourth quarter of 2020.
Net loss available to common stockholders was $6.0 million, or $(0.10) per diluted share, for the three months ended September 30, 2020 as compared to net income available to common stockholders of $25.0 million, or $0.49 per diluted share, for the corresponding prior year period. For the nine months ended September 30, 2020, the Company reported net income available to common stockholders of $29.2 million, or $0.49 per diluted share, as compared to $65.1 million, or $1.28 per diluted share, for the corresponding prior year period. The dividend paid to preferred stockholders was $1.1 million for both the three and nine months ended September 30, 2020. The quarter and year to date results were impacted by the COVID-19 pandemic, through both higher credit losses and increased operating expenses. Net loss available to common stockholders for the three months and net income available to common stockholders for the nine months ended September 30, 2020 included merger related expenses, branch consolidation expenses and net unrealized loss on equity investments. Net income available to common stockholders for the nine months ended September 30, 2020 also included the opening credit loss expense under the CECL model related to the acquisitions of Two River and Country Bank. These items increased net loss by $5.8 million, net of tax, and decreased net income by $19.2 million, net of tax, for the three and nine months ended September 30, 2020, respectively. Excluding these items, net losses for the three months and net income for the nine months ended September 30, 2020 were $266,000 and $48.3 million, respectively.
The Company remains well-capitalized with a tangible equity to tangible assets ratio of 8.41% at September 30, 2020.
The Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended September 30, 2020, will be paid on November 20, 2020 to common stockholders of record on November 9, 2020. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depository share, representing 1/40th interest in the Series A Preferred Stock. This dividend will be paid on November 16, 2020 to preferred stockholders of record on October 30, 2020.

Impact of COVID-19

On March 16, 2020 the Company announced a series of actions intended to help mitigate the impact of the COVID-19 virus outbreak on customers, employees and communities. The Company offers its Borrower Relief Programs to address both commercial and consumer needs to customers who were current as of either year end or the date of the modification. In addition, in keeping with regulatory guidance under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, these loans are not considered troubled debt restructured (“TDR”) loans at September 30, 2020 and will not be reported as past due during the deferral period.

The Commercial Borrower Relief Program includes: 1) public accommodation businesses, such as restaurants/caterers, and certain retail establishments, that are forced to close are eligible for full deferral of loan payments (principal and interest) for 90 days and immediate working capital facilities up to $200,000; 2) public accommodation businesses that are reducing services in response to the pandemic (such as reducing capacity, transitioning to take-out only, etc.) are eligible to make interest-only payments and defer principal payments for 90 days, and immediate working capital facilities up to $100,000; and 3) additional relief programs, including but not limited to extension of initial forbearance periods, may be available to the Bank’s commercial borrowers on an individualized basis, depending on the borrower’s circumstances.

The Consumer Borrower Relief Program includes deferral of residential mortgage or consumer loan payments (principal and interest) for 90 days upon request. To be eligible, the borrower must have experienced a financial hardship related to COVID-19. Borrowers may apply for a second 90 day deferral period for hardships related to COVID-19. Subsequent deferral requests may be available on an individualized basis, depending on the borrower’s circumstances.

COVID-19 related loans under full forbearance (excluding forbearance loans held-for-sale) decreased to $209.6 million, or 2.6%, of total loans at October 23, 2020, as compared to a peak of almost 20% of total loans in mid-2020 as borrowers have returned to monthly payments. In accordance with the CARES Act, none of these loans are considered TDR loans and will not be reported as past due during the deferral period.

Further, due to conditions caused by COVID-19, appraisals ordered in the current environment may not be indicative of the underlying loan collateral value. As such, the Company may require multiple valuation approaches (sales comparison approach, income approach, cost approach), as applicable. The Company will assess the individual facts and circumstances of COVID-19 related loan downgrades and, if a new appraisal is not necessary, an additional discount may be applied to an existing appraisal.

The Company also accepted and processed applications for loans under the Paycheck Protection Program beginning April 3, 2020. The Company disbursed $504 million and recorded deferred processing fees of $17.7 million. At September 30, 2020, $298.1 million of these loans were held-for-sale in order to improve operational efficiency and continue the Company’s efforts to focus on the core business. The sale of these loans was completed on October 29, 2020.

In addition, COVID-19 could cause a goodwill impairment test where a triggering event has occurred, and under certain circumstances may result in an impairment charge recorded in that period. Such a charge would not impact the Company’s tangible equity to tangible assets ratio of 8.41% or regulatory capital. The Company completed its annual goodwill impairment test as of August 31, 2020. As part of this test, a quantitative assessment was performed to estimate the fair value of the Company by utilizing a weighted discounted cash flow method, guideline public company method and transaction method. The results of the evaluation concluded that the fair value of the Company exceeded the carrying value, and therefore goodwill impairment did not exist as of the test date. At September 30, 2020, the Company performed a qualitative assessment to ensure no events or circumstances had occurred subsequent to August 31, 2020 that would impact goodwill. The Company determined based on the September 30, 2020 qualitative evaluation, no triggering events occurred and therefore no impairment existed.

The full impact of COVID-19 is unknown and rapidly evolving. It is impacting the Company’s operations and financial results, as well as those of the Bank’s customers. For the quarter ended September 30, 2020, the Company recognized an elevated credit loss expense of $35.7 million and an increase in operating expense of $1.7 million.

For further discussion, refer to Part II, Item 1A, “Risk Factors,” in the June 30, 2020 Form 10-Q - The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2020 and September 30, 2019. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees which are considered adjustments to yields.

	For the Three Months Ended
	September 30, 2020			September 30, 2019
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$805,863	$236	0.12%	$40,932	$264	2.56%
Securities (1)	1,112,174	6,793	2.43	1,039,560	6,908	2.64
Loans receivable, net (2)
Commercial	5,554,897	58,639	4.20	3,350,868	42,104	4.99
Residential real estate	2,462,513	23,091	3.75	2,225,837	21,527	3.87
Home equity loans and lines	311,802	3,330	4.25	335,691	4,678	5.53
Other consumer	67,497	873	5.15	104,310	1,406	5.35
Allowance for credit losses, net of deferred loan fees	(45,912)	—	—	(8,381)	—	—
Loans receivable, net	8,350,797	85,933	4.09	6,008,325	69,715	4.60
Total interest-earning assets	10,268,834	92,962	3.60	7,088,817	76,887	4.30
Non-interest-earning assets	1,353,135			984,421
Total assets	$11,621,969			$8,073,238
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,289,319	4,627	0.56%	$2,467,879	4,311	0.69%
Money market	675,841	571	0.34	597,896	1,208	0.80
Savings	1,460,232	296	0.08	905,605	300	0.13
Time deposits	1,606,632	5,876	1.45	920,032	3,998	1.72
Total	7,032,024	11,370	0.64	4,891,412	9,817	0.80
Federal Home Loan Bank ("FHLB") advances	343,412	1,470	1.70	394,124	2,208	2.22
Securities sold under agreements to repurchase	144,720	174	0.48	62,296	73	0.46
Other borrowings	246,903	3,160	5.09	96,578	1,397	5.74
Total interest-bearing liabilities	7,767,059	16,174	0.83	5,444,410	13,495	0.98
Non-interest-bearing deposits	2,209,241			1,396,259
Non-interest-bearing liabilities	162,987			88,868
Total liabilities	10,139,287			6,929,537
Stockholders’ equity	1,482,682			1,143,701
Total liabilities and equity	$11,621,969			$8,073,238
Net interest income		$76,788			$63,392
Net interest rate spread (3)			2.77%			3.32%
Net interest margin (4)			2.97%			3.55%
Total cost of deposits (including non-interest-bearing deposits)			0.49%			0.62%

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$409,321	$693	0.23%	$62,543	$1,103	2.36%
Securities (1)	1,143,049	22,129	2.59	1,062,366	20,983	2.64
Loans receivable, net (2)
Commercial	5,309,275	177,973	4.48	3,291,189	126,091	5.12
Residential real estate	2,480,932	71,590	3.85	2,169,611	65,260	4.01
Home equity loans and lines	326,263	11,253	4.61	345,294	14,041	5.44
Other consumer	77,085	3,408	5.91	112,162	4,241	5.06
Allowance for credit losses, net of deferred loan fees	(27,186)	—	—	(9,200)	—	—
Loans receivable, net	8,166,369	264,224	4.32	5,909,056	209,633	4.74
Total interest-earning assets	9,718,739	287,046	3.95	7,033,965	231,719	4.40
Non-interest-earning assets	1,306,568			960,709
Total assets	$11,025,307			$7,994,674
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,023,093	14,559	0.64%	$2,501,660	12,343	0.66%
Money market	647,566	2,316	0.48	610,153	3,676	0.81
Savings	1,436,594	2,266	0.21	908,457	887	0.13
Time deposits	1,563,449	18,470	1.58	928,903	11,312	1.63
Total	6,670,702	37,611	0.75	4,949,173	28,218	0.76
FHLB advances	483,267	6,239	1.72	379,786	6,367	2.24
Securities sold under agreements to repurchase	119,495	408	0.46	63,267	192	0.41
Other borrowings	195,754	7,688	5.25	98,562	4,325	5.87
Total interest-bearing liabilities	7,469,218	51,946	0.93	5,490,788	39,102	0.95
Non-interest-bearing deposits	1,971,622			1,303,447
Non-interest-bearing liabilities	133,928			75,988
Total liabilities	9,574,768			6,870,223
Stockholders’ equity	1,450,539			1,124,451
Total liabilities and equity	$11,025,307			$7,994,674
Net interest income		$235,100			$192,617
Net interest rate spread (3)			3.02%			3.45%
Net interest margin (4)			3.23%			3.66%
Total cost of deposits (including non-interest-bearing deposits)			0.58%			0.60%
(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost net of allowance for credit losses.
(2)Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated credit losses and includes loans held for sale and non-performing loans.
(3)Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019
Total assets increased $3.41 billion, to $11.65 billion at September 30, 2020, from $8.25 billion at December 31, 2019, primarily as a result of the acquisitions of Two River and Country Bank, which added $2.03 billion to total assets. Cash and due from banks increased $860.3 million, to $980.9 million at September 30, 2020, from $120.5 million at December 31, 2019, due to increased deposits, the Company’s decision to build liquidity during the economic downturn and the cash received from the issuance of subordinated notes and non-cumulative perpetual preferred stock as described below. Loans receivable, net of allowance for credit losses, increased by $1.74 billion, to $7.94 billion at September 30, 2020, from $6.21 billion at December 31, 2019, due to acquired loans from Two River and Country Bank of $1.56 billion coupled with organic loan growth. Loans held-for-sale increased to $388.8 million at September 30, 2020, of which $298.1 million were PPP loans. Non-performing loans held-for-sale totaled $67.5 million at September 30, 2020. As part of the acquisitions of Two River and Country Bank, the Company’s goodwill balance increased to $500.8 million at September 30, 2020, from $374.6 million at December 31, 2019 and core deposit intangibles increased to $25.2 million, from $15.6 million. Other assets increased by $55.1 million to $224.6 million at September 30, 2020, from $169.5 million at December 31, 2019, primarily due to the increase in swap positions.

Deposits increased $2.95 billion, to $9.28 billion at September 30, 2020, from $6.33 billion at December 31, 2019, due to acquired deposits from Two River and Country Bank of $1.59 billion and organic deposit growth, including deposits generated from PPP borrowers, of $1.4 billion. The loan-to-deposit ratio at September 30, 2020 was 86.2%, as compared to 98.2% at December 31, 2019. The deposit growth funded a decrease in FHLB advances of $175.8 million to $343.5 million at September 30, 2020, from $519.3 million at December 31, 2019. The increase in other borrowings of $150.1 million to $246.9 million at September 30, 2020, from $96.8 million at December 31, 2019, primarily resulted from the May 2020 issuance of $125.0 million in subordinated notes at an initial rate of 5.25% and a stated maturity of May 15, 2030. Other liabilities increased $90.4 million to $153.0 million at September 30, 2020, from $62.6 million at December 31, 2019, primarily due to the increase in swap positions.

Stockholders’ equity increased to $1.46 billion at September 30, 2020, as compared to $1.15 billion at December 31, 2019. The acquisitions of Two River and Country Bank added $261.4 million to stockholders’ equity. During the three months ended June 30, 2020, the Company raised $55.7 million from the issuance of 7.0% fixed-to-floating rate non-cumulative perpetual preferred stock, with a par value of $0.01 and a liquidation price of $1,000 per share. Under the Company’s stock repurchase program, there were 2,019,145 shares available for repurchase at September 30, 2020. The Company suspended its repurchase activity on February 28, 2020. For the nine months ended September 30, 2020, the Company repurchased 648,851 shares under the repurchase program at a weighted average cost of $22.83.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2020 and September 30, 2019
General
On January 31, 2019, the Company completed its acquisition of Capital Bank and its results of operations are included in the consolidated results for the three and nine months ended September 30, 2020, but are excluded from the results of operations for the period from January 1, 2019 to January 31, 2019.

On January 1, 2020, the Company completed its acquisitions of Two River and Country Bank and their respective results of operations from January 1, 2020 through September 30, 2020 are included in the consolidated results for the three and nine months ended September 30, 2020, but are not included in the results of operations for the corresponding prior year periods.

Net loss available to common stockholders was $6.0 million, or $(0.10) per diluted share, for the three months ended September 30, 2020 as compared to net income available to common stockholders of $25.0 million, or $0.49 per diluted share, for the corresponding prior year period. For the nine months ended September 30, 2020, the Company reported net income available to common stockholders of $29.2 million, or $0.49 per diluted share, as compared to $65.1 million, or $1.28 per diluted share, for the corresponding prior year period. The dividend paid to preferred stockholders was $1.1 million for both the three and nine months ended September 30, 2020. The quarter and year to date results were impacted by the COVID-19 pandemic, through both higher credit losses and increased operating expenses. Net loss available to common stockholders for the three months and net income available to common stockholders for the nine months ended September 30, 2020 included merger related expenses, branch consolidation expenses and net unrealized loss on equity investments. Net income available to common stockholders for the nine months ended September 30, 2020 also included the opening credit loss expense under the CECL model related to the acquisitions of Two River and Country Bank. These items increased net loss by $5.8 million, net of tax, and decreased net income by $19.2 million, net of tax, for the three and nine months ended September 30, 2020, respectively. Excluding these items, net losses for the three months and net income for the nine months ended September 30, 2020 were $266,000 and $48.3 million, respectively, representing a decrease from net income of $27.5 million and $79.1 million for the same prior year periods, respectively. The decrease as compared to the prior periods was largely driven by the adverse impact of the COVID-19 pandemic.

Interest Income
Interest income for the three and nine months ended September 30, 2020 increased to $93.0 million and $287.0 million, respectively, as compared to $76.9 million and $231.7 million, respectively, in the corresponding prior year periods. Average interest-earning assets increased by $3.18 billion and $2.68 billion for the three and nine months ended September 30, 2020, respectively, as compared to the same prior year periods. The averages for the three and nine months ended September 30, 2020 were favorably impacted by $1.81 billion and $1.80 billion, respectively, of interest-earning assets acquired from Two River and Country Bank and $461.6 million and $227.8 million, respectively, of interest-earning assets from PPP loans. Average loans receivable, net of allowance for credit losses, increased by $2.34 billion and $2.26 billion for the three and nine months ended September 30, 2020, respectively, as compared to the same prior year periods. The increases attributable to the acquisitions of Two River and Country Bank for the three and nine months ended September 30, 2020 were $1.60 billion and $1.58 billion, respectively. For the three and nine months ended September 30, 2020, the yield on average interest-earning assets decreased to 3.60% and 3.95%, respectively, from 4.30% and 4.40%, respectively, in the corresponding prior year periods.
Interest Expense
Interest expense for the three and nine months ended September 30, 2020 was $16.2 million and $51.9 million, respectively, as compared to $13.5 million and $39.1 million, respectively, in the corresponding prior year periods. Average interest-bearing liabilities increased $2.32 billion and $1.98 billion for the three and nine months ended September 30, 2020, respectively, as compared to the same prior year periods. For the three months ended September 30, 2020, the cost of average interest-bearing liabilities decreased to 0.83% from 0.98% in the corresponding prior year period. For the nine months ended September 30, 2020, the cost of average interest-bearing liabilities decreased to 0.93% from 0.95%, in the corresponding prior year period. The total cost of deposits (including non-interest bearing deposits) was 0.49% and 0.58% for the three and nine months ended September 30, 2020, respectively, as compared to 0.62% and 0.60%, respectively, in the same prior year periods.
Net Interest Income
Net interest income for the three and nine months ended September 30, 2020 increased to $76.8 million, and $235.1 million, as compared to $63.4 million and $192.6 million for the same prior year periods, reflecting an increase in interest-earning assets, partly offset by a reduction in net interest margin. The net interest margin for the three and nine months ended September 30, 2020 decreased to 2.97% and 3.23%, respectively, from 3.55% and 3.66%, respectively, for the same prior year periods. The compression in net interest margin is primarily due to the lower interest rate environment, the origination of low-yielding PPP loans, and the excess balance sheet liquidity which the Company strategically accumulated entering the economic downturn.

Credit Loss Expense
For the three and nine months ended September 30, 2020, the credit loss expense was $35.7 million and $55.3 million, respectively, as compared to $305,000 and $1.3 million, respectively, for the corresponding prior year periods. Net loan charge-offs were $15.0 million and $15.9 million for the three and nine months ended September 30, 2020, respectively, as compared to net loan recoveries of $196,000 and net loan charge-offs of $1.2 million for the three and nine months ended September 30, 2019, respectively. The three months ended September 30, 2020 included $14.2 million of charge-offs related to higher risk commercial loans transferred to held-for-sale. Non-performing loans held-for-investment totaled $29.9 million at September 30, 2020, as compared to $17.5 million at September 30, 2019.

Credit loss expense for the three and nine months ended September 30, 2020 was significantly influenced by the decision to sell higher risk commercial loans as well as economic conditions related to the COVID-19 pandemic and estimates of how those conditions may impact the Company’s borrowers.
Other Income
For the three and nine months ended September 30, 2020, other income decreased to $8.2 million and increased to $33.3 million, respectively, as compared to $11.5 million and $30.9 million, respectively, for the corresponding prior year periods. Other income for both the three and nine months ended September 30, 2020 included $3.6 million of net unrealized loss on equity investments. Excluding the Two River and Country Bank acquisitions, which added $882,000, and the impact of the net unrealized loss on equity investments, the decrease in other income for the three months ended September 30, 2020, compared to the corresponding prior year period was due to a decrease in fees and service charges of $1.4 million, partly offset by an increase in net gain on sale of loans of $800,000. For the nine months ended September 30, 2020, excluding the Two River and Country Bank acquisitions which added $2.3 million, and the impact of the net unrealized loss on equity investments, the increase in other income was due to increases in commercial loan swap income of $4.7 million and net gain on sales of loans of $1.5 million, partly offset by a decrease in fees and service charges of $3.2 million. The waiver of certain fees during the COVID-19 pandemic may continue to suppress deposit fee income for the remainder of the public health crisis.
Operating Expenses
Operating expenses increased to $56.8 million and $175.5 million for the three and nine months ended September 30, 2020, respectively, as compared to $43.4 million and $141.5 million, respectively, in the same prior year periods. Operating expenses for the three and nine months ended September 30, 2020 included $4.0 million and $19.0 million, respectively, of merger related and branch consolidation expenses, as compared to $3.2 million and $17.5 million, respectively, of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer, respectively, in the same prior year periods. Excluding the impact of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer, the change in operating expenses over the prior year was due to the Two River and Country Bank acquisitions, which added $6.9 million and $23.0 million, respectively, for the three and nine months ended September 30, 2020. The remaining increase in operating expenses for the three months ended September 30, 2020 was primarily due to operating expenses attributable to the COVID-19 pandemic of $1.7 million, increases in compensation and benefits expense of $3.0 million and federal deposit insurance expense of $770,000. The increase in operating expenses for the nine months ended September 30, 2020 was primarily due to operating expenses attributable to the COVID-19 pandemic of $3.8 million, increases in compensation and benefits expense of $6.3 million, professional fees of $2.3 million, and FHLB prepayment penalty fee of $924,000, partly offset by decreases in occupancy expense of $1.5 million, and equipment expense of $1.4 million.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $2.6 million for the three months ended September 30, 2020, and the provision for income taxes was $7.3 million for the nine months ended September 30, 2020 as compared to provision for income taxes of $6.3 million and $15.6 million, respectively, for the same prior year periods. The effective tax rate was 34.6% and 19.5% for the three and nine months ended September 30, 2020, respectively, as compared to 20.2% and 19.3%, respectively, for the same prior year periods. The higher effective tax rate for the three months ended September 30, 2020 is primarily attributable to the net loss recognized during the quarter. The three and nine months ended September 30, 2020, included the adverse impacts of a New Jersey tax code change and a higher allocation of taxable income to New York due to the acquisition of Country Bank.

Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, access to the Federal Reserve discount window, other borrowings, which includes subordinated debt, and to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple banks.
At September 30, 2020, the Company had no outstanding overnight borrowings from the FHLB, as compared to $270.0 million at December 31, 2019. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $343.5 million and $519.3 million, at September 30, 2020 and December 31, 2019, respectively.
The Company’s cash needs for the nine months ended September 30, 2020 were primarily satisfied by the increase in deposits, net proceeds from the issuance of subordinated notes and preferred stock, principal payments on mortgage-backed securities, proceeds from maturities and calls of debt investment securities, proceeds from sale of loans, and acquired cash from acquisitions. The cash was principally utilized for loan originations, the repayment of short-term borrowings, and investment purchases. The Company’s cash needs for the nine months ended September 30, 2019 were primarily satisfied by principal payments on mortgage-backed securities, proceeds from maturities and calls of debt securities, increased borrowings and acquired cash from Capital Bank. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of debt securities, and to fund deposit outflows.
In the normal course of business, the Company routinely enters into various off-balance-sheet commitments. At September 30, 2020, outstanding undrawn lines of credit totaled $1.03 billion and outstanding commitments to originate loans totaled $377.1 million. The Company expects to have sufficient funds available to meet current commitments arising in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $1.04 billion at September 30, 2020. Management strategically manages these maturities and is opportunistic about renewing these time deposits, as needed.
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
Under the Company’s common stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held in treasury for general corporate purposes. On February 28, 2020, the Company suspended its repurchase activity in light of the COVID-19 pandemic. As such, for the quarter ended September 30, 2020, the Company did not repurchase any shares of common stock. At September 30, 2020, there were 2,019,145 shares available to be repurchased under the stock repurchase program authorized in December of 2019. The Company is currently preparing a capital stress test and after consideration of these results, may resume common stock repurchases.
Cash dividends on common stock declared and paid during the first nine months of September 30, 2020 were $30.6 million, as compared to $25.9 million in the same prior year period. The increase in dividends was a result of the additional shares issued in the acquisitions of Two River and Country Bank. On October 29, 2020, the Company’s Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend is payable on November 20, 2020 to common stockholders of record at the close of business on November 9, 2020. The Company also declared a quarterly cash dividend of $0.4375 per depository share, representing 1/40th interest in the Series A Preferred Stock, payable on November 16, 2020 to preferred stockholders of record on October 30, 2020.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., are capital distributions from the bank subsidiary and the issuance of preferred and common stock and debt. For the nine months ended September 30, 2020, the

Company received a dividend payment of $54.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital constraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve, under certain circumstances, may prevent the Company from either paying or increasing the cash dividend to common stockholders. At September 30, 2020, OceanFirst Financial Corp. held $154.4 million in cash.
As of September 30, 2020 and December 31, 2019, the Company and the Bank exceed all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2020	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$922,597	8.36%	$441,626	4.000%		$552,032	5.00%
Common equity Tier 1 (to risk-weighted assets)	922,597	11.62	555,564	7.000	(1)	515,881	6.50
Tier 1 capital (to risk-weighted assets)	922,597	11.62	674,613	8.500	(1)	634,930	8.00
Total capital (to risk-weighted assets)	982,099	12.37	833,346	10.500	(1)	793,663	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$973,763	8.80%	$442,729	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	847,036	10.59	559,943	7.000	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	973,763	12.17	679,931	8.500	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,208,765	15.11	839,915	10.500	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2019	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$779,108	10.03%	$310,798	4.000%		$388,498	5.00%
Common equity Tier 1 (to risk-weighted assets)	779,108	12.98	420,106	7.000	(1)	390,099	6.50
Tier 1 capital (to risk-weighted assets)	779,108	12.98	510,129	8.500	(1)	480,121	8.00
Total capital (to risk-weighted assets)	797,339	13.29	630,159	10.500	(1)	600,152	10.00
OceanFirst Financial Corp:
Tier 1 capital (to average assets)	$791,746	10.17%	$311,289	4.000%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	729,095	12.14	420,273	7.000	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	791,746	13.19	510,331	8.500	(1)	N/A	N/A
Total capital (to risk-weighted assets)	844,977	14.07	630,409	10.500	(1)	N/A	N/A
(1)Includes the Capital Conservation Buffer of 2.500%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At September 30, 2020, the Company maintained tangible equity of $935.7 million, for a tangible equity to tangible assets ratio of 8.41%. At December 31, 2019, the Company maintained tangible equity of $762.9 million, for a tangible equity to tangible assets ratio of 9.71%.

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

The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. As a result of the COVID-19 pandemic, some of these loans were placed on forbearance and the Company may be required to repurchase them in future periods. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At September 30, 2020 and December 31, 2019, the reserve for repurchased loans and loss sharing obligations amounted to $1.2 million and $1.1 million, respectively. In addition, the Company transferred certain high risk commercial loans to held-for-sale during the quarter. Based on limited representations and warranties contained in the loan sale agreements related to such sales, the Company determined a related repurchase reserve was not necessary.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2020 (in thousands):

Contractual Obligations	Total	Less than One Year	1-3 years	3-5 years	More than 5 years
Debt obligations	$733,216	$142,119	$139,562	$195,999	$255,536
Commitments to fund undrawn lines of credit
Commercial	664,755	664,755	—	—	—
Consumer/construction	361,928	361,928	—	—	—
Commitments to originate loans	377,108	377,108	—	—	—
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

Non-Performing Assets
The following table sets forth information regarding the Company’s non-performing assets consisting of non-performing loans held-for-investment, non-performing loans held-for-sale and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Non-performing loans held-for-investment:
Commercial and industrial	$586	$207
Commercial real estate – owner occupied	11,365	4,811
Commercial real estate – investor	2,978	2,917
Residential mortgage	11,518	7,181
Home equity loans and lines	3,448	2,733
Total non-performing loans held-for-investment	29,895	17,849
Non-performing loans held-for-sale	67,489	—
Other real estate owned	106	264
Total non-performing assets	$97,490	$18,113
Purchased with credit deterioration (“PCD”) loans (1)	$56,422	$13,265
Delinquent loans 30-89 days	$13,753	$14,798
Allowance for credit losses as a percent of total loans held-for-investment	0.70%	0.27%
Allowance for credit losses as a percent of total non-performing loans held-for-investment	188.49	94.41
Non-performing loans held-for-investment as a percent of total loans held-for-investment	0.37	0.29
Non-performing assets as a percent of total assets	0.84	0.22
(1)     PCD loans are not included in non-performing loans held-for-investment or delinquent loans totals.

The Company’s non-performing loans held-for-investment totaled $29.9 million at September 30, 2020, as compared to $17.8 million at December 31, 2019. Included in the non-performing loans held-for-investment total was $9.9 million and $6.6 million of TDR loans at September 30, 2020 and December 31, 2019, respectively. Non-performing loans held-for-investment do not include $56.4 million and $13.3 million of acquired PCD loans at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the allowance for credit losses totaled $56.4 million, or 0.70% of total loans, as compared to $16.9 million, or 0.27% of total loans at December 31, 2019. These ratios exclude existing fair value credit marks on acquired loans of $31.6 million and $30.3 million at September 30, 2020 and December 31, 2019, respectively.

In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. For principal and interest deferrals as well as principal only deferrals, all payments received will first be applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments shall continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at September 30, 2020 and will not be reported as past due during the deferral period.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale (in thousands):

	September 30, 2020	December 31, 2019
Special Mention	$141,467	$34,529
Substandard	175,979	73,178

The increase in special mention and substandard loans is primarily due to the application of the Company’s risk rating methodologies to the Two River and Country Bank loan portfolios, and the adverse impact of COVID-19 and the economic downturn in borrowers’ ability to service their loans.

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

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changed the Company’s allowance for credit losses accounting policy that existed at December 31, 2019. ASU 2016-13 is the most critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended September 30, 2020.

Allowance for Credit Losses (“ACL”)
Under the CECL model, the allowance for credit losses on financial assets is a valuation allowance estimated at each balance sheet date in accordance with generally accepted accounting principles (“GAAP”) that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets. The CECL model also applies to certain off-balance sheet credit exposures.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the ACL. For loans under forbearance as a result of COVID-19, the Company made a policy election to include the accrued interest receivable related to such loans in the amortized cost basis and therefore includes it in the measurement of the ACL. Accrued interest receivable at September 30, 2020 was $40.7 million, of which $12.6 million relates to forbearance loans.

Expected credit losses are reflected in the ACL through a charge to credit loss expense. The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific financial assets, or portions thereof, are uncollectible, these amounts are charged-off against the ACL. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures the ACL of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial and industrial, commercial real estate - owner occupied, commercial real estate - investor (including commercial real estate - construction and land), residential real estate, consumer (including student loans) and held-to-maturity (“HTM”) debt securities.

The Company’s methodology to measure the ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component includes the calculation of loss rates using an open pool method. Under this method, the Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The historical loss rate is adjusted for the forecast of select macroeconomic variables that consider both historical trends as well as forecasted trends. The adjusted loss rate is calculated for a reasonable and supportable forecast period then reverts to the historical loss rate on a straight-line basis over four quarters. The Company differentiates its loss-rate method for HTM debt securities by looking to publicly available historical default and recovery statistics based on the attributes of issuer type, rating category and time to maturity. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

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

Collateral Dependent Financial Assets
For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell. In addition, due to conditions caused by COVID-19, appraisals ordered in the current environment may not be indicative of the underlying loan collateral value. As such, the Company may require multiple valuation approaches (sales comparison approach, income approach, cost approach), as applicable. The Company will assess the individual facts and circumstances of COVID-19 related loan downgrades and, if a new appraisal is not necessary, an additional discount may be applied to an existing appraisal.

Troubled Debt Restructured Loans
A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. So long as they share similar risk characteristics, TDRs may be collectively evaluated and included in the Company’s existing portfolio segments to measure the ACL, unless the TDR is collateral dependent. Loans modified in accordance with the CARES Act are not considered TDRs.

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

Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain acquired loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

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

Beginning on January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of an interest rate risk (“IRR”) model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2020, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2020, the Company’s one-year gap was positive 17.28% as compared to positive 4.31% at December 31, 2019. The significant increase in the one-year gap was due to the Company’s decision to build liquidity during the economic downturn.

At September 30, 2020	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$737,376	$1,470	$2,220	$—	$—	$741,066
Debt investment securities	66,938	82,997	117,644	63,184	127,068	457,831
Debt mortgage-backed securities	70,870	113,816	210,173	136,108	54,735	585,702
Equity investments	—	—	—	—	63,846	63,846
Restricted equity investments	—	—	—	—	67,505	67,505
Loans receivable (2)	2,081,374	1,641,125	2,513,410	1,224,357	929,475	8,389,741
Total interest-earning assets	2,956,558	1,839,408	2,843,447	1,423,649	1,242,629	10,305,691
Interest-bearing liabilities:
Interest-bearing checking accounts	1,147,882	159,680	403,942	328,743	1,277,049	3,317,296
Money market deposit accounts	19,445	50,988	119,347	97,727	404,365	691,872
Savings accounts	149,992	103,546	278,284	227,575	712,157	1,471,554
Time deposits	305,000	845,359	337,365	65,772	8,271	1,561,767
FHLB advances	—	—	136,475	196,980	9,997	343,452
Securities sold under agreements to repurchase and other borrowings	232,659	191	37,843	113,525	5,546	389,764
Total interest-bearing liabilities	1,854,978	1,159,764	1,313,256	1,030,322	2,417,385	7,775,705
Interest sensitivity gap (3)	$1,101,580	$679,644	$1,530,191	$393,327	$(1,174,756)	$2,529,986
Cumulative interest sensitivity gap	$1,101,580	$1,781,224	$3,311,415	$3,704,742	$2,529,986	$2,529,986
Cumulative interest sensitivity gap as a percent of total interest-earning assets	10.69%	17.28%	32.13%	35.95%	24.55%	24.55%
(1)Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for credit losses unamortized discounts and deferred loan fees.
(3)Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2020 and December 31, 2019. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2019 Form 10-K.

	September 30, 2020					December 31, 2019
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,781,491	40.8%	16.1%	$337,643	13.4%	$1,242,674	5.1%	16.4%	$253,184	(0.6)%
200	1,648,440	30.2	14.6	325,125	9.2	1,246,011	5.4	16.0	254,424	(0.1)
100	1,477,787	16.8	12.8	311,811	4.7	1,227,428	3.8	15.3	254,996	0.1
Static	1,265,608	—	10.8	297,800	—	1,182,696	—	14.4	254,721	—
(100)	979,110	(22.6)	8.2	292,281	(1.9)	1,090,184	(7.8)	12.9	252,662	(0.8)
The change in interest rate sensitivity at September 30, 2020, as compared to December 31, 2019, is primarily due to the addition of Two River and Country Bank, the significant decline in interest rates during the period and the increase in cash liquidity and short-term PPP loans.

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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$980,870	$120,544
Debt securities available-for-sale, at estimated fair value	169,634	150,960
Debt securities held-to-maturity, net of allowance for credit losses of $2,393 at September 30, 2020 (estimated fair value of $902,418 at September 30, 2020 and $777,290 at December 31, 2019)	871,688	768,873
Equity investments, at estimated fair value	63,846	10,136
Restricted equity investments, at cost	67,505	62,356
Loans receivable, net of allowance for credit losses of $56,350 at September 30, 2020 and $16,852 at December 31, 2019	7,943,390	6,207,680
Loans held-for-sale	388,763	—
Interest and dividends receivable	40,671	21,674
Other real estate owned	106	264
Premises and equipment, net	103,249	102,691
Bank owned life insurance	264,167	237,411
Assets held for sale	6,717	3,785
Goodwill	500,849	374,632
Core deposit intangible	25,194	15,607
Other assets	224,648	169,532
Total assets	$11,651,297	$8,246,145
Liabilities and Stockholders’ Equity
Deposits	$9,283,288	$6,328,777
Federal Home Loan Bank advances	343,452	519,260
Securities sold under agreements to repurchase with retail customers	142,823	71,739
Other borrowings	246,941	96,801
Advances by borrowers for taxes and insurance	20,104	13,884
Other liabilities	152,975	62,565
Total liabilities	10,189,583	7,093,026
Stockholders’ equity:
Preferred stock, $.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at September 30, 2020 and no shares issued at December 31, 2019	1	—
Common stock, $.01 par value, 150,000,000 shares authorized, 61,026,971 shares issued and 60,378,120 and 50,405,048 shares outstanding at September 30, 2020 and December 31, 2019, respectively	609	519
Additional paid-in capital	1,137,155	840,691
Retained earnings	356,397	358,668
Accumulated other comprehensive income (loss)	940	(1,208)
Less: Unallocated common stock held by Employee Stock Ownership Plan	(7,737)	(8,648)
Treasury stock, 648,851 and 1,586,808 shares at September 30, 2020 and December 31, 2019, respectively	(25,651)	(36,903)
Total stockholders’ equity	1,461,714	1,153,119
Total liabilities and stockholders’ equity	$11,651,297	$8,246,145

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Interest income:
Loans	$85,933	$69,715	$264,224	$209,633
Mortgage-backed securities	3,212	3,761	10,649	11,748
Debt securities, equity investments and other	3,817	3,411	12,173	10,338
Total interest income	92,962	76,887	287,046	231,719
Interest expense:
Deposits	11,370	9,817	37,611	28,218
Borrowed funds	4,804	3,678	14,335	10,884
Total interest expense	16,174	13,495	51,946	39,102
Net interest income	76,788	63,392	235,100	192,617
Credit loss expense	35,714	305	55,332	1,281
Net interest income after credit loss expense	41,074	63,087	179,768	191,336
Other income:
Bankcard services revenue	3,097	2,658	8,319	7,622
Trust and asset management revenue	490	557	1,560	1,624
Fees and service charges	3,732	4,679	11,858	13,790
Net gain on sales of loans	1,001	—	1,930	15
Net (loss) gain on equity investments	(3,576)	89	(3,273)	330
Net gain (loss) from other real estate operations	214	(108)	12	(235)
Income from bank owned life insurance	1,530	1,431	4,626	4,045
Commercial loan swap income	1,425	2,138	7,964	3,223
Other	266	99	310	520
Total other income	8,179	11,543	33,306	30,934
Operating expenses:
Compensation and employee benefits	29,012	21,276	86,832	67,394
Occupancy	5,270	4,159	15,814	13,088
Equipment	1,906	2,062	5,831	5,944
Marketing	963	562	2,485	2,629
Federal deposit insurance and regulatory assessments	1,212	297	3,012	1,931
Data processing	4,517	3,398	12,843	10,736
Check card processing	1,385	1,639	3,951	4,399
Professional fees	3,354	2,580	8,339	5,697
Other operating expense	3,644	3,902	12,708	11,153
Amortization of core deposit intangible	1,538	1,009	4,660	3,029
Branch consolidation expense	830	1,696	4,287	8,782
Merger related expenses	3,156	777	14,753	6,761
Total operating expenses	56,787	43,357	175,515	141,543
(Loss) income before (benefit) provision for income taxes	(7,534)	31,273	37,559	80,727
(Benefit) provision for income taxes	(2,608)	6,302	7,314	15,603
Net (loss) income	$(4,926)	$24,971	$30,245	$65,124
Dividends on preferred shares	1,093	—	1,093	—
Net (loss) income available to common stockholders	$(6,019)	$24,971	$29,152	$65,124
Basic (loss) earnings per share	$(0.10)	$0.50	$0.49	$1.30
Diluted (loss) earnings per share	$(0.10)	$0.49	$0.49	$1.28
Average basic shares outstanding	59,935	50,491	59,901	50,242
Average diluted shares outstanding	59,935	50,966	60,076	50,830
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net (loss) income	$(4,926)	$24,971	$30,245	$65,124
Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities (net of tax benefit of $105 and tax expense of $604 in 2020, and net of tax expense of $55 and $489 in 2019, respectively)	(461)	164	1,644	1,723
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $75 and $235 in 2020, and net of tax expense of $86 and $257 in 2019, respectively)	108	124	336	372
Reclassification adjustment for gains included in net income (net of tax expense of $45 and $45 in 2020 and $0 in 2019)	168	—	168	—
Total other comprehensive (loss) income	(185)	288	2,148	2,095
Total comprehensive (loss) income	$(5,111)	$25,259	$32,393	$67,219
Less: Dividends on preferred shares	1,093	—	1,093	—
Comprehensive (loss) income available to common stockholders	$(6,204)	$25,259	$31,300	$67,219
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended September 30, 2020 and September 30, 2019

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at June 30, 2019	$—	$518	$838,610	$327,297	$(1,643)	$(9,252)	$(18,235)	$1,137,295
Net income	—	—	—	24,971	—	—	—	24,971
Other comprehensive income, net of tax	—	—	—	—	288	—	—	288
Stock awards	—	—	538	—	—	—	—	538
Allocation of ESOP stock	—	—	79	—	—	302	—	381
Cash dividend $0.17 per share	—	—	—	(8,639)	—	—	—	(8,639)
Exercise of stock options	—	1	349	—	—	—	—	350
Purchase 477,400 shares of common stock	—	—	—	—	—	—	(10,656)	(10,656)
Balance at September 30, 2019	$—	$519	$839,576	$343,629	$(1,355)	$(8,950)	$(28,891)	$1,144,528

Balance at June 30, 2020	$1	$609	$1,135,839	$372,552	$1,125	$(8,041)	$(25,651)	$1,476,434
Net income	—	—	—	(4,926)	—	—	—	(4,926)
Other comprehensive loss, net of tax	—	—	—	—	(185)	—	—	(185)
Stock awards	—	—	1,250	—	—	—	—	1,250
Allocation of ESOP stock	—	—	(46)	—	—	304	—	258
Cash dividend $0.17 per share	—	—	—	(10,136)	—	—	—	(10,136)
Exercise of stock options	—	—	296	—	—	—	—	296
Proceeds from preferred stock issuance, net of costs	—	—	(184)	—	—	—	—	(184)
Preferred stock dividend	—	—	—	(1,093)	—	—	—	(1,093)
Balance at September 30, 2020	$1	$609	$1,137,155	$356,397	$940	$(7,737)	$(25,651)	$1,461,714

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2020 and September 30, 2019

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2018	$—	$483	$757,963	$305,056	$(3,450)	$(9,857)	$(10,837)	$1,039,358
Net income	—	—	—	65,124	—	—	—	65,124
Other comprehensive income, net of tax	—	—	—	—	2,095	—	—	2,095
Stock awards	—	2	3,138	—	—	—	—	3,140
Allocation of ESOP stock	—	—	275	—	—	907	—	1,182
Cash dividend $0.51 per share	—	—	—	(25,943)	—	—	—	(25,943)
Exercise of stock options	—	2	1,751	(608)	—	—	—	1,145
Purchase 786,567 shares of common stock	—	—	—	—	—	—	(18,054)	(18,054)
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	76,481
Balance at September 30, 2019	$—	$519	$839,576	$343,629	$(1,355)	$(8,950)	$(28,891)	$1,144,528

Balance at December 31, 2019	$—	$519	$840,691	$358,668	$(1,208)	$(8,648)	$(36,903)	$1,153,119
Net income	—	—	—	30,245	—	—	—	30,245
Other comprehensive loss, net of tax	—	—	—	—	2,148	—	—	2,148
Stock awards	—	2	3,727	—	—	—	—	3,729
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13	—	—	—	(4)	—	—	—	(4)
Allocation of ESOP stock	—	—	(45)	—	—	911	—	866
Cash dividend $0.51 per share	—	—	—	(30,630)	—	—	—	(30,630)
Exercise of stock options	—	2	1,961	(789)	—	—	—	1,174
Purchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)	(14,814)
Proceeds from preferred stock issuance, net of costs	1	—	55,528	—	—	—	—	55,529
Preferred stock dividend	—	—	—	(1,093)	—	—	—	(1,093)
Acquisition of Two River Bancorp	—	42	122,501	—	—	—	26,066	148,609
Acquisition of Country Bank Holdings Company	—	44	112,792	—	—	—	—	112,836
Balance at September 30, 2020	$1	$609	$1,137,155	$356,397	$940	$(7,737)	$(25,651)	$1,461,714
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$30,245	$65,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	6,291	6,448
Allocation of ESOP stock	866	1,182
Stock awards	3,729	3,140
Net excess tax benefit on stock compensation	123	(243)
Amortization of servicing asset	65	33
Net premium amortization in excess of discount accretion on securities	2,126	2,387
Net amortization of deferred costs on borrowings	355	161
Amortization of core deposit intangible	4,660	3,029
Net accretion of purchase accounting adjustments	(15,802)	(10,588)
Net amortization of deferred costs and discounts on loans	1,135	1,028
Provision for credit losses	55,332	1,281
Net (gain) loss on sale and write-down of other real estate owned	(101)	20
Net loss on sale and write down of fixed assets held-for-sale to net realizable value	4,193	7,289
Net loss (gain) on sale of fixed assets	6	(27)
Net unrealized loss (gain) on equity securities	3,220	(330)
Net gain on sales of loans	(1,930)	(15)
Proceeds from sales of mortgage loans held for sale	113,708	912
Mortgage loans originated for sale	(134,907)	(1,007)
Increase in value of bank owned life insurance	(4,626)	(4,045)
Net loss on sale of assets held for sale	—	5
Increase in interest and dividends receivable	(14,836)	(462)
Deferred tax provision	99	336
Decrease (increase) in other assets	2,301	(27,786)
Increase in other liabilities	71,285	34,110
Total adjustments	97,292	16,858
Net cash provided by operating activities	127,537	81,982
Cash flows from investing activities:
Net increase in loans receivable	(654,461)	(92,658)
Proceeds from sale of loans	71,604	5,901
Purchase of loans receivable	—	(101,674)
Purchase of debt investment securities available-for-sale	(57,487)	(35,106)
Purchase of debt investment securities held-to-maturity	(651)	(3,577)
Purchase of debt mortgage-backed securities held-to-maturity	(78,464)	—
Purchase of equity investments	(53,726)	(160)
Proceeds from sale of equity investments	891	—
Proceeds from maturities and calls of debt investment securities available-for-sale	41,101	28,447
Proceeds from maturities and calls of debt investment securities held-to-maturity	41,583	25,547
Proceeds from sales of debt investment securities available-for-sale	5,869	—
Principal repayments on debt mortgage-backed securities available-for-sale	256	—
Principal repayments on debt investment securities held-to-maturity	857	1,334
Principal repayments on debt mortgage-backed securities held-to-maturity	127,826	89,282
Proceeds from bank owned life insurance	310	716
Proceeds from the redemption of restricted equity investments	62,354	85,894
Purchases of restricted equity investments	(59,489)	(90,892)
Proceeds from sales of other real estate owned	713	2,060
Proceeds from sales of assets held-for-sale	—	412
Purchases of premises and equipment	(9,014)	(3,245)
Net cash consideration received for acquisition	23,460	59,395
Net cash used in investing activities	(536,468)	(28,324)

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$1,362,996	$(42,306)
(Decrease) increase in short-term borrowings	(211,649)	107,307
Proceeds from Federal Home Loan Bank advances	525,000	35,000
Repayments of Federal Home Loan Bank advances	(496,200)	(76,618)
Proceeds from Federal Reserve Bank advances	3,778	—
Net proceeds from issuance of subordinated notes	122,180	—
Repayments of other borrowings	(80)	(216)
Increase in advances by borrowers for taxes and insurance	5	2,164
Exercise of stock options	1,174	1,145
Payment of employee taxes withheld from stock awards	(2,084)	(2,786)
Purchase of treasury stock	(14,814)	(18,054)
Net proceeds from the issuance of preferred stock	55,529	—
Dividends paid	(31,723)	(25,943)
Net cash provided by (used in) financing activities	1,314,112	(20,307)
Net increase in cash and due from banks and restricted cash	905,181	33,351
Cash and due from banks and restricted cash at beginning of period	133,226	122,328
Cash and due from banks and restricted cash at end of period	$1,038,407	$155,679
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$120,544	$120,792
Restricted cash at beginning of period	12,682	1,536
Cash and due from banks and restricted cash at beginning of period	$133,226	$122,328
Cash and due from banks at end of period	$980,870	$140,901
Restricted cash at end of period	57,537	14,778
Cash and due from banks and restricted cash at end of period	$1,038,407	$155,679
Cash paid during the period for:
Interest	$51,494	$39,293
Income taxes	5,232	16,506
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	570	629
Net loan charge-offs	15,917	1,222
Transfer of premises and equipment to assets held-for-sale	4,043	1,607
Transfer of loans receivable to loans held-for-sale	365,634	—
Transfer of loans receivable to other real estate owned	106	993
Acquisition:
Non-cash assets acquired:
Securities	$208,880	$103,775
Restricted equity investments	5,334	313
Loans	1,558,480	307,778
Premises and equipment	9,744	3,389
Accrued interest receivable	4,161	1,390
Bank owned life insurance	22,440	10,460
Deferred tax asset	(509)	3,829
Other assets	10,073	1,405
Goodwill and other intangible assets, net	140,031	38,780
Total non-cash assets acquired	$1,958,634	$471,119
Liabilities assumed:
Deposits	$1,594,403	$449,018
Borrowings	92,618	—
Other liabilities	33,628	5,015
Total liabilities assumed	$1,720,649	$454,033
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., OceanFirst Services, LLC and its wholly-owned subsidiary Hooper Holdings, LLC., TRREO Holdings LLC, Casaba Real Estate Holdings Corporation, Cohensey Bridge, L.L.C., Prosperis Financial, LLC, CBNJ Investments Corp., Country Property Holdings, Inc., and TRCB Investment Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the full year 2020. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changed how entities measure credit losses for financial assets and certain other instruments that are measured at amortized cost. The standard replaced the “incurred loss” approach with an “expected loss” model, which necessitates a forecast of lifetime losses. The new model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. The ASU simplifies the accounting model for purchased credit-impaired debt securities and loans. The standard’s provisions are to be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

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

As allowed by ASC 326, the Company elected not to maintain pools of loans accounted for under ASC 310-30. At December 31, 2019, purchase credit impaired (“PCI”) loans totaled $13.3 million. In accordance with the standard, management did not reassess whether modifications individually acquired financial assets accounted for in pools were troubled debt restructured loans as of the date of adoption. Upon adoption, the Company’s PCI loans were converted to PCD loans as defined by ASC 326. The transition adjustment for the PCI loans to PCD loans resulted in a reclassification of $3.2 million from the specific credit fair value adjustment to the allowance for credit losses on loans.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. At

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

September 30, 2020, the Company utilized the September 15, 2020 forecast, from Oxford Economics, the most recent forecast available as of quarter end, to provide the macroeconomic forecasts for select variables.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Business Combinations
Capital Bank of New Jersey Acquisition
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”), which after purchase accounting adjustments added $494.4 million to assets, $307.3 million to loans, and $449.0 million to deposits. Total consideration paid for Capital Bank was $76.8 million, including cash consideration of $353,000. Capital Bank was merged with and into the Bank on the date of acquisition.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Two River Bancorp Acquisition
On January 1, 2020, the Company completed its acquisition of Two River Bancorp (“Two River”), which after purchase accounting adjustments added $1.11 billion to assets, $940.1 million to loans, and $941.8 million to deposits. Total consideration paid for Two River was $197.1 million, including cash consideration of $48.4 million. Two River was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Two River, net of total consideration paid (in thousands):

At January 1, 2020
Estimated Fair Value
Total purchase price:	$197,050
Assets acquired:
Cash and cash equivalents	$51,102
Securities	64,381
Loans	940,072
Accrued interest receivable	2,382
Bank owned life insurance	22,440
Deferred tax asset	3,578
Other assets	15,956
Core deposit intangible	12,130
Total assets acquired	1,112,041
Liabilities assumed:
Deposits	(941,750)
Other liabilities	(59,006)
Total liabilities assumed	(1,000,756)
Net assets acquired	$111,285
Goodwill recorded in the merger	$85,765
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Country Bank Holding Company, Inc. Acquisition
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”), which after purchase accounting adjustments added $792.7 million to assets, $618.4 million to loans, and $652.7 million to deposits. Total consideration paid for Country Bank was $112.8 million. Country Bank was merged with and into the Company on the date of acquisition.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Country Bank, net of total consideration paid (in thousands):

At January 1, 2020
Estimated Fair Value
Total purchase price:	$112,836
Assets acquired:
Cash and cash equivalents	$20,799
Securities	144,499
Loans	618,408
Accrued interest receivable	1,779
Deferred tax asset	(4,087)
Other assets	9,195
Core deposit intangible	2,117
Total assets acquired	792,710
Liabilities assumed:
Deposits	(652,653)
Other liabilities	(67,240)
Total liabilities assumed	(719,893)
Net assets acquired	$72,817
Goodwill recorded in the merger	$40,019
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Two River and Country Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 1, 2020) through September 30, 2020. The table also presents financial information regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through September 30, 2020. In addition, the table provides unaudited condensed pro forma financial information assuming the Two River, Country Bank, and Capital Bank acquisitions had been completed as of January 1, 2019 for the nine months ended September 30, 2019. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain accounting policies of the acquired company to the Company’s policies that may have occurred as a result of the integration and consolidation of Two River, Country Bank, and Capital Bank’s operations. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands)	Two River Actual for Nine Months Ended September 30, 2020	Country Bank Actual for Nine Months Ended September 30, 2020	Capital Bank Actual from February 1, 2019 to September 30, 2019	Pro Forma Nine Months Ended September 30, 2019
Net interest income	$31,354	$20,456	$12,700	$247,550
Credit loss expense	6,471	4,398	280	2,211
Non-interest income	1,886	408	991	35,010
Non-interest expense	23,422	14,470	11,035	176,294
Provision for income taxes	809	482	499	20,233
Net income	$2,538	$1,514	$1,877	$83,822
Fully diluted earnings per share				$1.36
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
The general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the acquired bank or historical loss experiences of peer groups where deemed appropriate. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of experience with the originator’s underwriting process.
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
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Capital Bank, Two River and Country Bank operated one, 14, and five properties, respectively, subject to lease agreements.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $2.7 million, $12.1 million, and $2.1 million, for the acquisitions of Capital Bank, Two River, and Country Bank, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings/(Loss) per Share
The following reconciles shares outstanding for basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding	60,363	51,039	60,349	50,792
Less: Unallocated ESOP shares	(418)	(484)	(435)	(501)
Unallocated incentive award shares and shares held by deferred compensation plan	(10)	(64)	(13)	(49)
Average basic shares outstanding	59,935	50,491	59,901	50,242
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	—	475	175	588
Average diluted shares outstanding	59,935	50,966	60,076	50,830
For the three and nine months ended September 30, 2020, antidilutive stock options of 2,251,000 and 2,067,000, respectively, were excluded from earnings/(loss) per share calculations. For the three and nine months ended September 30, 2019, antidilutive stock options of 997,000 and 993,000, respectively, were excluded from earnings/(loss) per share calculations. For the three months ended September 30, 2020, 87,000 shares related to incentive awards and shares held by deferred compensation plan were excluded from the diluted earnings/(loss) per share calculation as they were antidilutive.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost, estimated fair value, and allowance for credit losses of debt securities available-for-sale and held-to-maturity at September 30, 2020, and December 31, 2019, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At September 30, 2020
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$158,778	$3,653	$(3)	$162,428	$—
State and municipal obligations	2,402	—	—	2,402	—
Corporate debt securities	4,500	61	—	4,561	—
Total investment securities	165,680	3,714	(3)	169,391	—
Mortgage-backed securities - FNMA	240	3	—	243	—
Total debt securities available-for-sale	$165,920	$3,717	$(3)	$169,634	$—
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$4,997	$14	$—	$5,011	$—
State and municipal obligations	214,865	9,375	(225)	224,015	(33)
Corporate debt securities	72,289	1,700	(3,867)	70,122	(1,579)
Total investment securities	292,151	11,089	(4,092)	299,148	(1,612)
Mortgage-backed securities:
FHLMC	202,329	6,093	(135)	208,287	—
FNMA	245,524	7,799	(141)	253,182	—
GNMA	82,230	2,457	(16)	84,671	—
SBA	5,634	—	(60)	5,574	—
CMO	49,745	1,811	—	51,556	(781)
Total mortgage-backed securities	585,462	18,160	(352)	603,270	(781)
Total debt securities held-to-maturity	$877,613	$29,249	$(4,444)	$902,418	$(2,393)
Total debt securities	$1,043,533	$32,966	$(4,447)	$1,072,052	$(2,393)

There was no allowance for credit losses on debt securities available-for-sale at September 30, 2020.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2019
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$149,120	$1,408	$(93)	$150,435
State and municipal obligations	25	—	—	25
Total investment securities	149,145	1,408	(93)	150,460
Mortgage-backed securities - FNMA	495	5	—	500
Total debt securities available-for-sale	$149,640	$1,413	$(93)	$150,960
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$4,984	$14	$—	$4,998
State and municipal obligations	124,430	1,537	(208)	125,759
Corporate debt securities	79,547	833	(2,421)	77,959
Total investment securities	208,961	2,384	(2,629)	208,716
Mortgage-backed securities:
FHLMC	206,985	2,221	(524)	208,682
FNMA	244,428	2,680	(493)	246,615
GNMA	110,661	939	(212)	111,388
SBA	1,940	—	(51)	1,889
Total mortgage-backed securities	564,014	5,840	(1,280)	568,574
Total debt securities held-to-maturity	$772,975	$8,224	$(3,909)	$777,290
Total debt securities	$922,615	$9,637	$(4,002)	$928,250
The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the nine months ended September 30, 2020 (in thousands):

	Investment securities	Mortgage-backed securities
Allowance for credit losses
Beginning balance	$—	$—
Impact of CECL adoption	(1,268)	—
Provision for credit loss expense	(344)	(781)
Total ending allowance balance	$(1,612)	$(781)

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at September 30, 2020, and December 31, 2019, is as follows (in thousands):

	September 30, 2020	December 31, 2019
Amortized cost	$877,613	$772,975
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Allowance for credit loss	(2,393)	—
Accretion of net unrealized loss on securities reclassified as held-to-maturity	9,815	9,245
Carrying value	$871,688	$768,873

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

During the three and nine months ended September 30, 2020 there were $244,000 of realized gains on debt securities. There were no realized gains or losses on debt securities for the three and nine months ended September 30, 2019.
During the three and nine months ended September 30, 2020, there were $0 and $53,000, respectively, of realized losses on equity securities. There were no realized gains or losses on equity securities in the three and nine months ended September 30, 2019. The realized and unrealized gains or losses on equity securities for the three and nine months ended September 30, 2020 and September 30, 2019 are shown in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) gain on equity investments	$(3,576)	$89	$(3,273)	$330
Less: Net losses recognized on equity securities sold	—	—	(53)	—
Unrealized (loss) gain recognized on equity securities still held	$(3,576)	$89	$(3,220)	$330
The amortized cost and estimated fair value of investment securities at September 30, 2020 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2020, corporate debt securities with an amortized cost of $38.5 million and estimated fair value of $39.8 million were callable prior to the maturity date.

September 30, 2020	Amortized Cost	Estimated Fair Value
Less than one year	$95,990	$96,765
Due after one year through five years	180,827	186,965
Due after five years through ten years	78,064	75,630
Due after ten years	102,950	109,180
	$457,831	$468,540
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes amounted to $456.6 million and $475.6 million, at September 30, 2020 and December 31, 2019, respectively, which includes $148.1 million and $81.4 million at September 30, 2020 and December 31, 2019, respectively, pledged as collateral for securities sold under agreements to repurchase.
At September 30, 2020, there were no holdings of securities of any one issuer, other than the US government and its agencies, in an amount greater than 10% of stockholders’ equity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses of debt securities available-for-sale and held-to-maturity at September 30, 2020 and December 31, 2019, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At September 30, 2020
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$17,060	$(3)	$—	$—	$17,060	$(3)
Total debt securities available-for-sale	17,060	(3)	—	—	17,060	(3)
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	$3,635	$(42)	$7,383	$(183)	$11,018	$(225)
Corporate debt securities	9,429	(434)	34,899	(3,433)	44,328	(3,867)
Total investment securities	13,064	(476)	42,282	(3,616)	55,346	(4,092)
Mortgage-backed securities:
FHLMC	31,267	(127)	965	(8)	32,232	(135)
FNMA	39,572	(127)	485	(14)	40,057	(141)
GNMA	6,008	(14)	228	(2)	6,236	(16)
SBA	3,850	(11)	1,724	(49)	5,574	(60)
CMO	—	—	—	—	—	—
Total mortgage-backed securities	80,697	(279)	3,402	(73)	84,099	(352)
Total debt securities held-to-maturity	93,761	(755)	45,684	(3,689)	139,445	(4,444)
Total debt securities	$110,821	$(758)	$45,684	$(3,689)	$156,505	$(4,447)

	At December 31, 2019
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$25,021	$(54)	$22,451	$(39)	$47,472	$(93)
Total debt securities available-for-sale	25,021	(54)	22,451	(39)	47,472	(93)
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	7,308	(58)	14,531	(150)	21,839	(208)
Corporate debt securities	9,727	(213)	37,628	(2,208)	47,355	(2,421)
Total investment securities	17,035	(271)	52,159	(2,358)	69,194	(2,629)
Mortgage-backed securities:
FHLMC	6,329	(29)	38,641	(495)	44,970	(524)
FNMA	13,682	(59)	38,568	(434)	52,250	(493)
GNMA	30,268	(93)	19,828	(119)	50,096	(212)
SBA	—	—	1,889	(51)	1,889	(51)
Total mortgage-backed securities	50,279	(181)	98,926	(1,099)	149,205	(1,280)
Total debt securities held-to-maturity	67,314	(452)	151,085	(3,457)	218,399	(3,909)
Total debt securities	$92,335	$(506)	$173,536	$(3,496)	$265,871	$(4,002)

At September 30, 2020, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/ S&P
Chase Capital	$10,000	$9,205	Baa1/BBB-
Wells Fargo Capital	5,000	4,495	A1/BBB-
Huntington Capital	5,000	4,432	Baa2/BB+
Keycorp Capital	5,000	4,513	Baa2/BB+
PNC Capital	5,000	4,577	Baa1/BBB-
SunTrust Capital	5,000	4,670	Not Rated/BBB-
State Street Capital	3,332	3,007	A3/BBB
	$38,332	$34,899

At September 30, 2020, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at September 30, 2020. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”), corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. Additionally, there are private label commercial mortgage-backed securities with credit ratings from multiple credit rating services ranging between Aaa and Aa2. The Company considers the unrealized losses to be the result of changes in interest rates, and not credit quality, which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at September 30, 2020.
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of credit ratings. The following table summarized the amortized cost of debt securities held-to-maturity at September 30, 2020, aggregated by credit quality indicator (in thousands):

	AAA	AA	A	BBB	BB	Total
As of September 30, 2020
Investment securities:
U.S. government and agency obligations	$—	$4,997	$—	$—	$—	$4,997
State and municipal obligations	35,280	128,128	46,390	5,067	—	214,865
Corporate debt securities	—	1,495	11,960	47,502	11,332	72,289
Total investment securities	35,280	134,620	58,350	52,569	11,332	292,151
Mortgage-backed securities:
CMO	16,909	32,836	—	—	—	49,745
Total mortgage-backed securities	16,909	32,836	—	—	—	49,745
Total debt securities held-to-maturity	$52,189	$167,456	$58,350	$52,569	$11,332	$341,896
A debt security is considered to be past due once it is 30 days past due under the terms of the agreement. At September 30, 2020, there were no debt securities that were past due, on non-accrual, or past due over 89 days and still accruing.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Commercial:
Commercial and industrial	$599,188	$396,434
Commercial real estate – owner occupied	1,176,529	792,653
Commercial real estate – investor	3,453,276	2,296,410
Total commercial	5,228,993	3,485,497
Consumer:
Residential real estate	2,407,178	2,321,157
Home equity loans and lines	301,712	318,576
Other consumer	63,095	89,422
Total consumer	2,771,985	2,729,155
Total loans	8,000,978	6,214,652
Deferred origination (fees) costs, net	(1,238)	9,880
Allowance for credit losses	(56,350)	(16,852)
Total loans, net	$7,943,390	$6,207,680
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
    Special Mention: Loans classified as Special Mention have a potential weakness that deserves management’s close attention. This includes borrowers that have been negatively affected by the pandemic but demonstrate some degree of liquidity. This liquidity may or may not be adequate to resume operations. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.
    Substandard: Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. This includes borrowers whose operations were negatively affected by the pandemic and whom, in our assessment, do not have adequate liquidity available to resume operations at levels sufficient to service their current debt levels. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
    Doubtful: Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Total
September 30, 2020
Commercial and industrial
Pass	$238,326	$47,785	$32,607	$23,576	$38,353	$70,681	$123,071	$574,399
Special Mention	—	629	759	1,431	892	200	2,597	6,508
Substandard	355	1,092	1,351	1,557	53	3,264	10,609	18,281
Total commercial and industrial	238,681	49,506	34,717	26,564	39,298	74,145	136,277	599,188
Commercial real estate - owner occupied
Pass	78,646	125,479	132,958	136,186	117,713	466,072	10,742	1,067,796
Special Mention	—	1,736	8,263	1,374	5,440	15,477	393	32,683
Substandard	—	33,661	5,924	3,700	5,947	25,975	843	76,050
Total commercial real estate - owner occupied	78,646	160,876	147,145	141,260	129,100	507,524	11,978	1,176,529
Commercial real estate - investor
Pass	479,468	632,528	309,128	437,510	323,544	894,433	209,485	3,286,096
Special Mention	—	7,296	22,274	9,756	9,657	48,393	150	97,526
Substandard	4,311	7,673	2,058	11,251	8,129	32,523	3,709	69,654
Total commercial real estate - investor	483,779	647,497	333,460	458,517	341,330	975,349	213,344	3,453,276
Residential real estate (1)
Pass	464,423	489,832	268,996	185,249	161,255	825,373	—	2,395,128
Special Mention	162	—	—	1,112	—	2,891	—	4,165
Substandard	—	—	895	368	—	6,622	—	7,885
Total residential real estate	464,585	489,832	269,891	186,729	161,255	834,886	—	2,407,178
Consumer (1)
Pass	18,711	28,994	94,536	28,558	17,947	166,364	5,003	360,113
Special Mention	90	167	—	—	—	328	—	585
Substandard	—	225	33	—	69	3,782	—	4,109
Total consumer	18,801	29,386	94,569	28,558	18,016	170,474	5,003	364,807
Total loans	$1,284,492	$1,377,097	$879,782	$841,628	$688,999	$2,562,378	$366,602	$8,000,978
(1)For residential and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and nine months ended September 30, 2020 and September 30, 2019 is as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended September 30, 2020
Allowance for credit losses on loans
Balance at beginning of period	$4,979	$2,765	$8,860	$17,685	$4,220	$—	$38,509
Credit loss (benefit) expense	(106)	5,166	30,131	(1,891)	(464)	—	32,836
Charge-offs	(575)	(2,252)	(12,037)	(6)	(541)	—	(15,411)
Recoveries	29	2	32	320	33	—	416
Balance at end of period	$4,327	$5,681	$26,986	$16,108	$3,248	$—	$56,350
For the three months ended September 30, 2019
Allowance for credit losses on loans
Balance at beginning of period	$1,639	$2,868	$8,406	$1,966	$512	$744	$16,135
Credit loss (benefit) expense	(352)	80	711	193	10	(337)	305
Charge-offs	—	(142)	(57)	(27)	(127)	—	(353)
Recoveries	49	114	292	39	55	—	549
Balance at end of period	$1,336	$2,920	$9,352	$2,171	$450	$407	$16,636
For the nine months ended September 30, 2020
Allowance for credit losses on loans
Balance at beginning of period	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Impact of CECL adoption	2,416	(1,109)	(5,395)	3,833	2,981	(25)	2,701
Credit loss (benefit) expense	(275)	6,120	34,208	10,749	(727)	—	50,075
Initial allowance for credit losses on PCD loans	1,221	26	260	109	1,023	—	2,639
Charge-offs	(575)	(2,253)	(12,062)	(1,351)	(723)	—	(16,964)
Recoveries	82	4	92	766	103	—	1,047
Balance at end of period	$4,327	$5,681	$26,986	$16,108	$3,248	$—	$56,350
For the nine months ended September 30, 2019
Allowance for credit losses on loans
Balance at beginning of period	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Credit loss (benefit) expense	(406)	1,192	26	899	185	(615)	1,281
Charge-offs	—	(663)	(143)	(1,221)	(332)	—	(2,359)
Recoveries	133	114	699	80	111	—	1,137
Balance at end of period	$1,336	$2,920	$9,352	$2,171	$450	$407	$16,636
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2020, the Company had collateral dependent loans with an amortized cost balance as follows: commercial and industrial of $3.3 million, commercial real estate - owner occupied of $12.4 million, and commercial real estate - investor of $10.3 million. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $1.7 million at September 30, 2020. The amount of foreclosed residential real estate property held by the Company was $106,000 at September 30, 2020.

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
As of December 31, 2019, the Company defined an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. At December 31, 2019, the impaired loan portfolio totaled $26.5 million for which there was $476,000 specific allocation in the allowance for credit losses. The average balance of impaired loans for the three and nine months ended September 30, 2019 were $31.5 million and $30.9 million, respectively.
In accordance with ASC 310, prior to the adoption of ASU 2016-13, the summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2019 and for the three and nine months ended September 30, 2019, is as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
As of December 31, 2019
With no related allowance recorded:
Commercial and industrial	$265	$243	$—
Commercial real estate – owner occupied	4,062	3,968	—
Commercial real estate – investor	6,665	5,584	—
Residential real estate	11,009	11,009	—
Consumer	3,734	3,509	—
	$25,735	$24,313	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	2,376	2,195	474
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	2	2	2
	$2,378	$2,197	$476

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2019		Nine months ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$249	$1	$708	$4
Commercial real estate – owner occupied	3,808	80	4,337	122
Commercial real estate – investor	10,882	22	10,501	158
Residential real estate	10,104	140	10,090	271
Consumer	3,270	48	3,171	94
	$28,313	$291	$28,807	$649
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate – owner occupied	3,197	—	—	—
Commercial real estate – investor	—	—	2,131	36
Residential real estate	—	—	—	—
Consumer	—	—	—	—
	$3,197	$—	$2,131	$36

The following table presents the recorded investment in non-accrual loans held-for-investment by loan portfolio segment as of September 30, 2020 and December 31, 2019 (in thousands). The September 30, 2020 balances include PCD loans while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020).

	September 30, 2020	December 31, 2019
Commercial and industrial	$3,263	$207
Commercial real estate – owner occupied	12,376	4,811
Commercial real estate – investor	10,259	2,917
Residential real estate	12,620	7,181
Consumer	3,524	2,733
	$42,042	$17,849

At September 30, 2020, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At September 30, 2020 and December 31, 2019, there were no loans that were ninety days or greater past due and still accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by loan portfolio segment (in thousands). The September 30, 2020 balances include PCD loans while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020).

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2020
Commercial and industrial	$680	$123	$1,663	$2,466	$596,722	$599,188
Commercial real estate – owner occupied	68	78	8,302	8,448	1,168,081	1,176,529
Commercial real estate – investor	212	7,248	4,969	12,429	3,440,847	3,453,276
Residential real estate	612	4,165	7,885	12,662	2,394,516	2,407,178
Consumer	747	585	4,109	5,441	359,366	364,807
	$2,319	$12,199	$26,928	$41,446	$7,959,532	$8,000,978
December 31, 2019
Commercial and industrial	$100	$—	$207	$307	$395,784	$396,091
Commercial real estate – owner occupied	1,541	1,203	1,040	3,784	788,157	791,941
Commercial real estate – investor	381	938	2,792	4,111	2,280,587	2,284,698
Residential real estate	8,161	3,487	2,859	14,507	2,306,314	2,320,821
Consumer	1,048	491	2,388	3,927	403,909	407,836
	$11,231	$6,119	$9,286	$26,636	$6,174,751	$6,201,387
The Company classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. One-to-four family and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered troubled debt restructurings. For these loans, the Bank retains its security interest in the real estate collateral. At September 30, 2020 and December 31, 2019, troubled debt restructured (“TDR”) loans totaled $22.6 million and $24.6 million, respectively. Included in the non-accrual loan total at September 30, 2020, and December 31, 2019, were $9.9 million and $6.6 million, respectively, of troubled debt restructurings. At September 30, 2020, and December 31, 2019, the Company had $448,000 and $476,000, respectively, of specific reserves allocated to loans that are classified as troubled debt restructurings. Non-accrual loans which become troubled debt restructurings are generally returned to accrual status after six months of performance. In addition to the troubled debt restructurings included in non-accrual loans, the Company also has loans classified as accruing troubled debt restructurings at September 30, 2020 and December 31, 2019, which totaled $12.8 million and $18.0 million, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2020 and September 30, 2019, and troubled debt restructurings modified within the previous year and which defaulted during the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2020
Troubled Debt Restructurings:
Consumer	1	$16	$16
Commercial real estate – investor	1	928	993
Residential real estate	1	418	418

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2020
Troubled Debt Restructurings:
Consumer	5	$175	$193
Commercial real estate – owner occupied	1	1,112	1,143
Commercial real estate – investor	1	928	993
Residential real estate	5	849	865

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended September 30, 2019
Troubled Debt Restructurings:
Consumer	1	$54	$54

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted	None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Nine months ended September 30, 2019
Troubled Debt Restructurings:
Consumer	5	$496	$516
Residential real estate	5	921	972

	Number of Loans	Recorded Investment
Troubled Debt Restructurings
Which Subsequently Defaulted:	None	None

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. For principal and interest deferrals as well as principal only deferrals, all payments received will first be applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments shall continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at September 30, 2020 and will not be reported as past due during the deferral period.
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
In accordance with ASC 310, prior to the adoption of ASU 2016-13, the following table summarizes the changes in accretable yield for PCI loans during the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Beginning balance	$3,183	$3,630
Acquisition	—	691
Accretion	(599)	(1,783)
Reclassification from non-accretable difference	69	115
Ending balance	$2,653	$2,653

Note 6. Deposits
The major types of deposits at September 30, 2020 and December 31, 2019 were as follows (in thousands):

Type of Account	September 30, 2020	December 31, 2019
Non-interest-bearing	$2,240,799	$1,377,396
Interest-bearing checking	3,317,296	2,539,428
Money market deposit	691,872	578,147
Savings	1,471,554	898,174
Time deposits	1,561,767	935,632
Total deposits	$9,283,288	$6,328,777
Included in time deposits at September 30, 2020 and December 31, 2019, is $544.3 million and $150.6 million, respectively, in deposits of $250,000 and over.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability. The price in the market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Movements within the fair value hierarchy are recognized at the end of the applicable reporting period. There were no transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2020. The fair value hierarchy is as follows:
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
Debt Securities Available-For-Sale
Debt securities classified as available-for-sale are reported at fair value. Fair value for these debt securities is determined using inputs other than quoted prices that are based on market observable information (Level 2) and Level 3 inputs which were utilized for certain state and municipal obligations known as bond anticipation notes (“BANs”). Level 2 debt securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific securities, but comparing the debt securities to benchmark or comparable debt securities.
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
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2020
Items measured on a recurring basis:
Debt securities available-for-sale	$169,634	$—	$167,232	$2,402
Equity investments	63,846	63,846	—	—
Interest rate swap asset	55,516	—	55,516	—
Interest rate swap liability	(55,719)	—	(55,719)	—
Items measured on a non-recurring basis:
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	27,562	—	—	27,562
December 31, 2019
Items measured on a recurring basis:
Debt securities available-for-sale	$150,960	$—	$150,935	$25
Equity investments	10,136	10,136	—	—
Interest rate swap asset	10,141	—	10,141	—
Interest rate swap liability	(10,708)	—	(10,708)	—
Items measured on a non-recurring basis:
Other real estate owned	264	—	—	264
Loans measured for impairment based on the fair value of the underlying collateral	8,794	—	—	8,794

The following table reconciles, for the three and nine months ended September 30, 2020, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the consolidated statements of financial condition, using significant unobservable inputs (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning Balance	$2,402	$25
Total gains (losses) included in earnings	—	—
Purchases	—	2,377
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending Balance	$2,402	$2,402

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
Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and decides as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations known as BANs where management utilized Level 3 inputs.
Restricted Equity Investments
The fair value for Federal Home Loan Bank of New York and Federal Reserve Bank of Philadelphia stock is its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum investment as stipulated by the respective agencies.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of September 30, 2020 and December 31, 2019 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2020
Financial Assets:
Cash and due from banks	$980,870	$980,870	$—	$—
Debt securities held-to-maturity	871,688	—	900,099	2,320
Restricted equity investments	67,505	—	—	67,505
Loans receivable, net and loans held-for-sale	8,332,153	—	—	8,400,464
Financial Liabilities:
Deposits other than time deposits	7,721,521	—	7,721,521	—
Time deposits	1,561,767	—	1,578,325	—
Federal Home Loan Bank advances and other borrowings	590,393	—	619,102	—
Securities sold under agreements to repurchase with retail customers	142,823	142,823	—	—
December 31, 2019
Financial Assets:
Cash and due from banks	$120,544	$120,544	$—	$—
Debt securities held-to-maturity	768,873	—	774,805	2,485
Restricted equity investments	62,356	—	—	62,356
Loans receivable, net and loans held-for-sale	6,207,680	—	—	6,173,237
Financial Liabilities:
Deposits other than time deposits	5,393,145	—	5,393,145	—
Time deposits	935,632	—	936,318	—
Federal Home Loan Bank advances and other borrowings	616,061	—	626,225	—
Securities sold under agreements to repurchase with retail customers	71,739	71,739	—	—
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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized gains of $15,000 and $364,000, respectively, in other income resulting from fair value adjustments for the three and nine months ended September 30, 2020 as compared to losses of $407,000 and $602,000, respectively, during the three and nine months ended September 30, 2019. The notional amount of derivatives not designated as hedging instruments was $711.4 million and $337.6 million at September 30, 2020 and December 31, 2019, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	September 30, 2020	December 31, 2019
Other assets	$55,516	$10,141
Other liabilities	55,719	10,708
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $57.5 million and $13.7 million at September 30, 2020 and December 31, 2019, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $55.7 million and $10.7 million at September 30, 2020 and December 31, 2019, respectively.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		September 30, 2020	December 31, 2019
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$24,843	$18,682
Finance lease ROU asset	Premises and equipment, net	1,744	1,534
Total Lease ROU Asset		$26,587	$20,216

Lease Liabilities
Operating lease liability	Other liabilities	$25,232	$18,893
Finance lease liability	Other borrowings	2,145	1,953
Total Lease Liability		$27,377	$20,846
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

	September 30, 2020	December 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	7.64 years	9.69 years
Finance lease	8.85 years	9.60 years
Weighted-Average Discount Rate
Operating leases	2.95%	3.45%
Finance lease	5.63%	5.63%
The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease Expense
Operating Lease Expense	$1,585	$995	$4,898	$2,963
Finance Lease Expense:
Amortization of ROU assets	43	41	124	234
Interest on lease liabilities(1)	27	29	80	147
Total	$1,655	$1,065	$5,102	$3,344

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,756	$969	$4,808	$2,834
Operating cash flows from finance leases	27	29	80	147
Financing cash flows from finance leases	47	46	141	217
(1)Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Future minimum payments for the finance lease and operating leases as of September 30, 2020 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ended September 30,
2021	$306	$6,188
2022	307	5,634
2023	307	3,547
2024	307	2,813
2025	307	2,471
Thereafter	1,182	8,236
Total	$2,716	$28,889
Less: Imputed Interest	(571)	(3,657)
Total Lease Liabilities	$2,145	$25,232

Note 10. Subsequent Events
On October 16, 2020, the Company completed the sale of $25.4 million in commercial loans. These loans were considered non-performing held-for-sale and were carried at market value at September 30, 2020. An additional loss of $92,000 was recorded in the fourth quarter associated with this transaction.
On October 29, 2020, the Company completed the sale of $298.1 million in PPP loans. These loans were considered held-for-sale and were carried at amortized cost at September 30, 2020. The Company recognized a net gain of $5.1 million in the fourth quarter associated with this transaction.

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
Item 1A. Risk Factors
In addition to the risk factors relevant to the Company, set forth in Part I, Item IA, “Risk Factors,” in the 2019 Form 10-K and Part II, Item 1A, “Risk Factors,” in the June 30, 2020 Form 10-Q, stockholders and investors of the Company should consider the following risk factor. There were no other material changes to risk factors relevant to the Company’s operations since December 31, 2019.
A wide variety of government regulation and actions may adversely impact the Company’s operations, financial results or prevent the orderly liquidation of collateral on loans under forbearance, deferral and foreclosure. Federal, state and local regulations and moratoriums may adversely impact the Company’s operations or financial results, or delay the Company’s ability to resolve non-performing loans through the sale of the underlying collateral and/or the eviction of tenants. Although the Company is not currently impacted, longer timelines may result in a material adverse effect on the liquidation of collateral and the Bank’s ability to minimize losses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 2.5 million shares, of which 2,019,145 shares are available for repurchase at September 30, 2020 under this stock repurchase program. On February 28, 2020 the Company suspended its repurchase activity in light of the COVID-19 pandemic. The Company did not repurchase any shares of its common stock during the three month period ended September 30, 2020 but may resume repurchases in the fourth quarter of 2020 or a subsequent period. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	November 6, 2020	/s/ Christopher D. Maher
Christopher D. Maher
Chairman, President and Chief Executive Officer

DATE:	November 6, 2020	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.