Form 10-K
period 2020-12-31
OCEANFIRST FINANCIAL CORP
filed 2021-03-01
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised final accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $1,037,577,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of February 22, 2021 was 59,915,803.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A. (the “Bank”). At December 31, 2020, the Company had consolidated total assets of $11.4 billion and total stockholders’ equity of $1.5 billion. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (the “SEC”). The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the“FDIC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank.
The Company has been the holding company for the Bank since it acquired the stock of the Bank upon the Bank’s conversion from a Federally-chartered mutual savings bank to a Federally-chartered capital stock savings bank in 1996 (the “Conversion”). Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company. The conversions on January 31, 2018 did not change the entities which regulate and supervise the Bank and Company. The Bank’s principal business is attracting retail and commercial deposits and investing those deposits primarily in loans, consisting of commercial real estate and other commercial loans which have become a key focus of the Bank and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its investment and mortgage-backed securities. The Bank also receives income from bankcard services, trust and asset management services, deposit account services, gains on sales of loans, bank owned life insurance, derivative fee income and other fees. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, investment security maturities, Federal Home Loan Bank (“FHLB”) advances and other borrowings.
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

Forward-Looking Statements
In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of plans or strategies is uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, disruption due to pandemic or other public health emergencies; a failure in or breach of the Bank’s operational or security systems or infrastructure, including cyberattacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; demand for financial services in the Company’s market area, accounting principles and guidelines and the Bank’s ability to successfully integrate acquired operations.

Further, given its ongoing and dynamic nature, it is difficult to predict what continued effects the COVID-19 pandemic will have on the Company’s business and results of operations. The pandemic and the related local and national economic disruption may result in a decline in demand for the Company’s products and services; increased levels of loan delinquencies, problem assets and foreclosures; an increase in the Bank’s allowance for credit losses; a decline in the value of loan collateral, including real estate; a greater decline in the yield on interest-earning assets than the decline in the cost of interest-bearing liabilities; and increased cybersecurity risks, as employees increasingly work remotely.

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

Market Area and Competition
The Bank is a regional bank, offering a wide variety of financial services to meet the needs of the communities it serves. At December 31, 2020, the Bank operated its business through its branch office and headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, an administrative office located in Mount Laurel, New Jersey, and 61 additional branch offices and six deposit production facilities located throughout central and southern New Jersey, and the greater metropolitan area of New York City. The Bank also operated commercial loan production offices in New York City, the greater Philadelphia area and in Atlantic and Mercer Counties in New Jersey.
The Bank is one of the largest and oldest financial institutions in New Jersey, with headquarters approximately midway between New York City and Philadelphia. The economy in the Bank’s primary market area, which represents the broader central and southern New Jersey market, is based upon a mixture of service and retail trade. Other employment is provided by a variety of wholesale trade, manufacturing, Federal, state and local government, hospitals and utilities. The area is also home to commuters working in areas in and around New York City and Philadelphia. The market area includes a significant number of vacation and second homes in the communities along the New Jersey shore. The Bank also operates in the metropolitan areas of New York City and Philadelphia, the first and eighth largest metropolitan areas, respectively, in the United States.
The Bank’s future growth opportunities will be partly influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition both in making loans and in attracting deposits. In addition, rapid technological changes and consumer preferences may result in increased competition for the Company’s other services, while a number of well-funded technology-focused companies are innovating in the payments, distributed ledger, and cryptocurrency networks to disintermediate portions of the traditional banking model. The state of New Jersey, New York City and Philadelphia are attractive markets to many financial institutions. Many of the Bank’s competitors are significantly larger institutions headquartered out-of-market which have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions although the Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large banking competitors through its local presence and ability to deliver personalized service.
Community Involvement
The Bank proudly promotes a higher quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. The Foundation, established in 1996, has granted over $42 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development and the arts.
Acquisitions
On January 1, 2020, the Company completed its acquisition of Two River Bancorp (“Two River”) which added $1.1 billion to assets, $940.1 million to loans, and $941.8 million to deposits. Two River’s results of operations are included in the consolidated results for the period beginning on January 1, 2020.
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”) which added $793.7 million to assets, $618.4 million to loans, $652.7 million to deposits. Country Bank’s results of operations are included in the consolidated results for the period beginning on January 1, 2020.
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”) which added $494.4 million to assets, $307.3 million to loans, and $449.0 million to deposits. Capital Bank’s results of operations are included in the consolidated results for the period beginning on February 1, 2019.

On January 31, 2018, the Company completed its acquisition of Sun Bancorp, Inc. (“Sun”) which added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. Sun’s results of operations are included in the consolidated results for the period beginning on February 1, 2018.
These transactions have enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey, and the metropolitan areas of Philadelphia and New York City and they have grown business lines, expanded the geographic footprint and improved financial performance. The Company will continue to evaluate potential acquisition opportunities to further create stockholder value.
Lending Activities
Loan Portfolio Composition. At December 31, 2020, the Bank had total loans outstanding of $7.80 billion, of which $4.64 billion, or 59.4% of total loans, were commercial real estate, multi-family and land loans (collectively, “commercial real estate”). The remainder of the portfolio consisted of $2.35 billion of residential real estate loans, or 30.2% of total loans; $470.7 million of commercial and industrial loans, or 6.0% of total loans; and $339.5 million of consumer loans, primarily home equity loans and lines of credit, or 4.4% of total loans. At December 31, 2020, the Bank had $45.5 million of loans held-for-sale. At that same date, 38.3% of the Bank’s total loans had adjustable interest rates.
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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Real estate:
Commercial real estate	$4,636,529	59.43%	$3,089,063	49.71%	$2,764,024	49.46%	$1,757,106	44.19%	$1,668,872	43.72%
Residential real estate	2,354,983	30.19	2,321,157	37.35	2,044,523	36.58	1,749,166	43.99	1,704,405	44.66
Commercial and industrial	470,656	6.03	396,434	6.38	304,996	5.46	187,645	4.72	152,810	4.00
Consumer (1)	339,462	4.35	407,998	6.56	475,170	8.50	282,438	7.10	290,676	7.62
Total loans	7,801,630	100.00%	6,214,652	100.00%	5,588,713	100.00%	3,976,355	100.00%	3,816,763	100.00%
Deferred origination costs, net	9,486		9,880		7,086		5,380		3,414
Allowance for credit losses	(60,735)		(16,852)		(16,577)		(15,721)		(15,183)
Loans receivable, net	7,750,381		6,207,680		5,579,222		3,966,014		3,804,994
Less:
Loans held for sale	45,524		—		—		241		1,551
Total loans receivable, net	$7,704,857		$6,207,680		$5,579,222		$3,965,773		$3,803,443
Total loans:
Adjustable rate	$2,991,321	38.34%	$2,107,790	33.92%	$1,974,387	35.33%	$1,266,817	31.86%	$1,192,998	31.26%
Fixed rate	4,810,309	61.66	4,106,862	66.08	3,614,326	64.67	2,709,538	68.14	2,623,765	68.74
	$7,801,630	100.00%	$6,214,652	100.00%	$5,588,713	100.00%	$3,976,355	100.00%	$3,816,763	100.00%
(1)Consists primarily of home equity loans, home equity lines of credit, student loans and, to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2020. The table does not include principal prepayments:

	At December 31, 2020
	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total Loans Receivable
	(in thousands)
One year or less	$758,029	$95,731	$129,745	$3,345	$986,850
After one year:
More than one year to three years	660,922	17,520	185,779	10,683	874,904
More than three years to five years	909,798	18,617	47,599	26,197	1,002,211
More than five years to ten years	1,928,968	111,632	74,291	95,350	2,210,241
More than ten years to twenty years	336,499	422,162	8,156	202,470	969,287
More than twenty years	42,313	1,689,321	25,086	1,417	1,758,137
Total due after December 31, 2021	3,878,500	2,259,252	340,911	336,117	6,814,780
Total amount due	$4,636,529	$2,354,983	$470,656	$339,462	7,801,630
Deferred origination costs, net					9,486
Allowance for credit losses					(60,735)
Loans receivable, net					7,750,381
Less: Loans held-for-sale					45,524
Total loans receivable, net					$7,704,857
The following table sets forth at December 31, 2020, the dollar amount of total loans receivable, contractually due after December 31, 2021, and whether such loans have fixed interest rates or adjustable interest rates:

	Due After December 31, 2021
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
Commercial real estate	$1,939,507	$1,938,993	$3,878,500
Residential real estate	1,965,712	293,540	2,259,252
Commercial and industrial	228,160	112,751	340,911
Consumer	182,293	153,824	336,117
Total loans receivable	$4,315,672	$2,499,108	$6,814,780

Origination, Sale and Servicing of Loans. The following table sets forth the Bank’s loan originations, purchases, sales, principal repayments and loan activity, including loans held-for-sale, for the periods indicated.

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Total loans:
Beginning balance	$6,214,652	$5,588,713	$3,976,355
Loans originated:
Commercial real estate	752,562	701,009	327,513
Residential real estate	832,917	579,101	395,387
Commercial and industrial	596,761	175,449	87,549
Consumer	47,195	50,787	68,489
Total loans originated	2,229,435	1,506,346	878,938
Loans purchased	—	101,674	199,580
Net loans acquired in acquisition	1,558,480	307,778	1,517,345
Total	10,002,567	7,504,511	6,572,218
Less:
Principal repayments	1,568,299	1,278,734	965,520
Sales of loans	612,348	7,358	13,152
Charge-offs (gross)	20,184	2,804	3,841
Transfer to other real estate owned	106	963	992
Total loans	$7,801,630	$6,214,652	$5,588,713
Commercial Real Estate. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, generally used for business purposes such as office, industrial or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in its primary market area. The Bank generally originates commercial real estate loans with terms of up to ten years and amortization schedules up to 30 years with fixed or adjustable rates. Fixed rate loans typically contain prepayment penalties over the initial term. Additionally, the Bank offers an interest rate swap program that allows commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history and profitability among other factors.
At December 31, 2020, the Bank’s total commercial real estate loans outstanding were $4.64 billion, or 59.4% of total loans, were commercial real estate loans, as compared to $3.09 billion, or 49.7% of total loans, at December 31, 2019. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders and through an expansive lending area with commercial lending teams in various New Jersey counties as well as teams in New York City and the greater Philadelphia area. Of the total commercial real estate portfolio, 24.7% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property.
The commercial real estate portfolio includes loans for the construction of commercial properties. Typically, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2020, the Bank had an outstanding balance in commercial construction loans of approximately 5% of total loans, as compared to approximately 3% at December 31, 2019.
The Bank also originates multi-family mortgage loans and to a lesser extent land loans. The Bank’s multi-family loans and land loans at December 31, 2020 totaled $710.2 million and $8.2 million, respectively, as compared to $470.0 million and $3.7 million, respectively, at December 31, 2019.
Residential Real Estate Lending. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by the Bank’s commissioned loan representatives and are largely derived from contacts within the local real estate industry, members of the local communities and the Bank’s existing or past customers. On occasion the Bank purchases loans originated by other banks.

At December 31, 2020, $2.35 billion, or 30.2% of total loans, were residential real estate loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes and non-owner occupied investment properties. The average size of the Bank’s residential real estate loans was approximately $273,000 at December 31, 2020.
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
The Bank’s fixed-rate mortgage loans are currently made for terms from ten to 30 years. The Bank generally holds its residential loans for its portfolio, but from time to time may sell a portion of its longer-term, fixed-rate loans after reviewing volume and yield and after evaluating interest rate risk and capital management considerations. Servicing rights are generally sold as part of the loan sale. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.
The Bank’s policy is to originate residential real estate loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s residential real estate loans was 61% at December 31, 2020 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the Consumer Financial Protection Bureau (“CFPB”) regulations. See Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans.
Included in the Bank’s residential real estate loan balance at December 31, 2020, were residential construction loans which totaled $133.3 million. The Bank originates residential construction loans primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. All of the Bank’s residential construction loans are made to individuals building a residence.
Construction lending, by its nature, entails additional risks compared to residential real estate lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.
Commercial and Industrial Lending. At December 31, 2020, commercial and industrial (“C&I”) loans totaled $470.7 million, or 6.0% of the Bank’s total loans outstanding. The Bank originates C&I loans and lines of credit (including for working capital, fixed asset purchases, and acquisition, receivable and inventory financing) primarily in the Bank’s market area. In underwriting commercial and industrial loans and credit lines, the Bank reviews and analyzes financial history and capacity of the borrower, collateral value, strength and character of the principals, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory and fixtures. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial loans. Risk of loss on a commercial and industrial business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from the ongoing operations of the business. In addition, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. At December 31, 2020, the Bank’s consumer loans totaled $339.5 million, or 4.4% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $128.6 million; home equity lines of credit comprised $156.4 million; and student loans comprised $53.0 million.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from five to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are originated based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 70% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2020, these loans totaled $17.8 million, as compared to $22.7 million at December 31, 2019.
Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.
Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Loan Approval Procedures and Authority. The Board of Directors (“Board”) establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by a minimum of two officers of the Bank or the Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of credit approval authority as the loan amount increases. Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital.
Due to the Bank’s acquisition activity, significant portions of the acquired loan portfolios were underwritten according to the underwriting standards and guidelines of the acquired banks. Acquired loans are evaluated under OceanFirst’s credit risk management policies during pre-closing due diligence and during post-closing risk rating reviews.
In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed 60% of the outstanding loan balances for the Bank’s commercial real estate and commercial and industrial loans during 2020. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures, and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2020, the Bank was servicing $95.8 million of loans for others.
Delinquencies and Classified Assets. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. The Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to satisfy the loan terms. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 120 days or more, the Bank will either: (i) commence litigation to realize on the collateral, including foreclosure proceedings against any real property that secures the loan; or (ii) sell non-performing loans where foreclosure proceedings may or may not have been initiated. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Foreclosure timelines in New Jersey are among the longest in the nation and have remained protracted over the past several years.
The Bank classifies assets in accordance with its Classification of Assets and Allowance for Credit Losses Policy (“Policy”), which considers certain regulatory guidelines and definitions. As part of this Policy, the Deputy Chief Credit Officer reviews and confirms the criticized and classified commercial loans report on a monthly basis. In addition, the Chief Credit Officer reviews and affirms all loan risk rating changes within and into any criticized category. At December 31, 2020, the Bank had $194.5 million of assets, including all other real estate owned (“OREO”), classified as Substandard. At December 31, 2019, the Bank had $73.2 million of assets, including all OREO, classified as Substandard. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses, such as past delinquencies, are designated Special Mention. Special Mention assets totaled $165.8 million at December 31, 2020, as compared to $34.5 million at December 31, 2019. The increase in Special Mention and Substandard assets were driven by the Bank’s practice to promptly re-risk loans subject to forbearance. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Impact of COVID-19.
Non-Accrual Loans and OREO. The following table sets forth information regarding non-accrual loans (“non-performing loans”) and OREO, excluding loans purchased with credit deterioration (“PCD”, or, previously, purchased credit impaired) loans. The Bank obtained purchased credit impaired loans as part of its acquisitions of Colonial American Bank (“Colonial American”), Cape Bancorp, Inc. (“Cape”), Ocean Shore Holding Co. (“Ocean Shore”), Sun and Capital Bank. These were reclassified as PCD loans as of January 1, 2020. Further, the Bank obtained PCD loans from Two River and Country Bank. PCD loans are accounted for at the purchase price or acquisition date fair value, with an estimate of expected credit losses for groups of PCD loans with similar risk characteristics and individual PCD loans without similar characteristics, to arrive at an initial amortized cost basis. PCD loans totaled $48.5 million and $13.3 million at December 31, 2020 and 2019, respectively. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. For the years ended December 31, 2019 and 2018, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms were $372,000, and $419,000, respectively.

	At December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Non-performing loans:
Real estate:
Commercial real estate	$23,714	$7,728	$5,525	$14,243	$2,935
Residential real estate	8,642	7,181	7,389	4,190	8,126
Commercial and industrial	1,551	207	1,587	503	441
Consumer	2,503	2,733	2,914	1,929	2,064
Total non-performing loans (1)	36,410	17,849	17,415	20,865	13,566
OREO	106	264	1,381	8,186	9,803
Total non-performing assets (1)	$36,516	$18,113	$18,796	$29,051	$23,369
Allowance for credit losses on loans as a percent of total loans receivable (2)	0.78%	0.27%	0.30%	0.40%	0.40%
Allowance for credit losses on loans as a percent of total non-performing loans (1) (2)	166.81	94.41	95.19	75.35	111.92
Non-performing loans as a percent of total loans receivable (2)	0.47	0.29	0.31	0.52	0.35
Non-performing assets as a percent of total assets (2)	0.32	0.22	0.25	0.54	0.45
(1)Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure, and do not include PCD loans. Non-performing assets consist of non-performing loans and OREO.
(2)The loans acquired from Two River, Country Bank, Capital Bank, Sun, Ocean Shore, Cape, and Colonial American were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for credit losses, was $27,951, $30,260, $31,647, $17,531, and $25,973 at December 31, 2020, 2019, 2018, 2017, and 2016 respectively.
Non-performing loans totaled $36.4 million at December 31, 2020, an increase of $18.6 million, as compared to December 31, 2019. Non-performing loans at December 31, 2020 and 2019 do not include $48.5 million and $13.3 million, respectively, of PCD loans acquired from Two River, Country Bank, Colonial American, Cape, Ocean Shore, Sun and Capital Bank. The Company’s OREO totaled $106,000 at December 31, 2020, a $158,000 decrease from December 31, 2019.
Allowance for Credit Losses (“ACL”): Under the Current Expected Credit Loss (“CECL”) model, the ACL on financial assets is a valuation allowance estimated at each balance sheet date in accordance with generally accepted accounting principles

(“GAAP”) that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets. The CECL model also applies to certain off-balance sheet credit exposures.
The Company estimates the loan ACL (previously the allowance for loan losses) based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the loan ACL. A description of the methodology used in establishing the ACL is set forth in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Allowance for Credit Losses.
As of December 31, 2020 and 2019, the Bank’s loan ACL was 0.78% and 0.27% of total loans, respectively. The net credit mark on all acquired loans, not reflected in the allowance, was $28.0 million and $30.3 million at December 31, 2020 and 2019, respectively. The loan ACL as a percent of total non-performing loans was 166.81% at December 31, 2020, an increase from 94.41% in the prior year. The Bank will continue to monitor its allowance for credit losses as conditions dictate.
The following table sets forth activity in the Bank’s loan ACL, or allowance for loan losses, as appropriate, for the periods set forth in the table:

	At or for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Balance at beginning of year	$16,852	$16,577	$15,721	$15,183	$16,722
Charge-offs:
Commercial real estate	14,850	899	2,253	1,049	3,399
Residential real estate	3,200	1,299	1,021	3,820	558
Commercial and industrial	890	—	230	380	184
Consumer	1,244	606	337	135	349
Total charge-offs	20,184	2,804	3,841	5,384	4,490
Recoveries	1,325	1,443	1,207	1,477	328
Net charge-offs	18,859	1,361	2,634	3,907	4,162
Credit loss expense	57,402	1,636	3,490	4,445	2,623
Impact of CECL adoption	2,701	—	—	—	—
Initial allowance for credit losses on PCD loans	2,639	—	—	—	—
Balance at end of year	$60,735	$16,852	$16,577	$15,721	$15,183
Ratio of net charge-offs during the year to average net loans outstanding during the year	0.23%	0.02%	0.05%	0.10%	0.15%
The increase in net charge-offs for the year ended December 31, 2020 was primarily due to charge-offs of $14.6 million related to the sale of higher risk commercial real estate loans and $3.3 million of charge-offs related to the sale of under-performing residential and consumer loans. The Company executed these loan sales as part of its strategy to limit exposure to credit risk and has accelerated the resolution of credit losses on higher risk credit exposures and minimized the operational impact associated with potential litigation and foreclosure proceedings.

The following table sets forth the Bank’s percent of loan ACL by category to the total loan ACL at December 31, 2020, the percent of allowance by category to total allowance at December 31, 2019, 2018, 2017, and 2016, and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2020			2019			2018			2017			2016
	Amount	Percent of ACL to Total ACL	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$41,757	68.76%	59.43%	$12,776	75.81%	49.71%	$11,047	66.64%	49.46%	$11,127	70.78%	44.19%	$9,360	61.65%	43.72%
Residential real estate	5,390	8.87	30.19	2,002	11.88	37.35	2,413	14.56	36.58	1,804	11.48	43.99	2,245	14.79	44.66
Commercial and industrial	1,770	2.91	6.03	1,458	8.65	6.38	1,609	9.71	5.46	1,801	11.45	4.72	2,037	13.41	4.00
Consumer	11,818	19.46	4.35	591	3.51	6.56	486	2.93	8.50	614	3.91	7.10	1,110	7.31	7.62
Unallocated	—	—	—	25	0.15	—	1,022	6.16	—	375	2.38	—	431	2.84	—
Total	$60,735	100.00%	100.00%	$16,852	100.00%	100.00%	$16,577	100.00%	100.00%	$15,721	100.00%	100.00%	$15,183	100.00%	100.00%
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
At December 31, 2020 and 2019, the Company maintained a reserve for repurchased loans and loss sharing obligations of $1.2 million and $1.1 million, respectively. Provisions or credits for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. There were no losses for the years ended December 31, 2020, 2019, or 2018. The reserve increased by $100,000 during 2020, which was recorded as a decrease in other income. Losses on loans repurchased would include cash settlements in lieu of repurchases. At December 31, 2020 and 2019, there were no outstanding loan repurchase requests.
Management believes that the Bank has established and maintained the reserve for repurchased loans and loss sharing obligations at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.
Investment Activities
The investment policy of the Bank as established by the Board attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and Federal agency-backed, municipal, corporate, and mortgage-backed. The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of certain other debt, preferred stock, and equity securities in limited amounts.
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
The actual maturity of a mortgage-backed security varies, depending on when the mortgagors repay or prepay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the security, thereby affecting its yield to maturity and the related estimated fair value of the mortgage-backed security. The prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rates, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages, the general levels of market interest rates, and general economic conditions. GNMA mortgage-backed securities that are backed by assumable Federal Housing Administration or Department of Veterans Affairs loans generally have a longer life than conventional non-assumable loans underlying FHLMC and FNMA mortgage-backed securities. During periods of falling mortgage interest rates, prepayments generally increase, as opposed to periods of increasing interest rates when prepayments generally decrease. If the interest rate of underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.
The Bank has investments in mortgage-backed securities and has utilized such investments to complement its lending activities. The Bank invests in a large variety of mortgage-backed securities, including adjustable-rate, balloon and fixed-rate securities and are primarily directly insured or guaranteed by either FHLMC, FNMA, GNMA or SBA.
The following table sets forth certain information regarding the amortized cost and estimated fair value of the Bank’s mortgage-backed securities at the dates indicated:

	At December 31,
	2020		2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
FHLMC	$232,942	$238,201	$206,985	$208,682	$237,703	$232,752
FNMA	293,805	301,300	244,923	247,115	278,264	272,982
GNMA	67,334	69,336	110,661	111,388	127,611	125,449
SBA	5,392	5,332	1,940	1,889	3,527	3,447
CMO	32,321	33,547	—	—	—	—
Total mortgage-backed securities	$631,794	$647,716	$564,509	$569,074	$647,105	$634,630
As of December 31, 2020, 2019 and 2018, the Company had no investments in a single issuer other than FHLMC and FNMA within the mortgage-backed securities portfolio that exceeded 10% of the Company’s stockholders’ equity.
Investment Securities. At December 31, 2020, the amortized cost of the Company’s investment securities totaled $490.7 million, and consisted of $173.8 million of U.S. government and agency obligations, $238.4 million of state and municipal obligations, $72.3 million of corporate debt securities, and $6.2 million of collateralized loan obligations. Each of the U.S. government and agency obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s. The state and municipal obligations are issued by government entities with current credit ratings by one of the nationally recognized statistical rating organizations that are considered investment grade ranging from a high of AAA to a low of Baa2. Corporate debt securities are issued by various corporate entities with an amortized cost of $72.3 million. Credit ratings range from a high of AA to a low of BB categories. The collateralized loan obligations are rated AAA or AA categories and one trust preferred collateralized debt obligation is rated in the A category. See Note 4 Securities, to the Consolidated Financial Statements.

The following table sets forth certain information regarding the amortized cost and estimated fair value of the Company’s investment securities at the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Investment securities:
U.S. government and agency obligations	$173,790	$176,940	$154,104	$155,433	$115,499	$114,569
State and municipal obligations	238,405	249,674	124,455	125,784	123,987	122,357
Corporate debt securities	72,305	71,268	79,547	77,959	66,834	61,976
Collateralized loan obligations	6,174	6,170	—	—	—	—
Total investment securities	$490,674	$504,052	$358,106	$359,176	$306,320	$298,902
As of December 31, 2020, 2019 and 2018, the Company had no investments in a single issuer within the investment securities portfolio that exceeded 10% of the Company’s stockholders’ equity.
The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities, excluding scheduled principal amortization, of the Bank’s investment and mortgage-backed securities as of December 31, 2020. Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See Investment Activities – Mortgage-backed Securities.

	At December 31, 2020
					Total
	One Year or Less Amortized Cost	More than One Year to Five Years Amortized Cost	More than Five Years to Ten Years Amortized Cost	More than Ten Years Amortized Cost	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Investment securities:
U.S. government and agency obligations	$73,432	$100,358	$—	$—	$173,790	$176,940
State and municipal obligations	21,877	85,613	38,465	92,450	238,405	249,674
Corporate debt securities (1)	2,513	9,978	48,958	10,856	72,305	71,268
Collateralized loan obligations (2)	—	—	6,174	—	6,174	6,170
Total investment securities	$97,822	$195,949	$93,597	$103,306	$490,674	$504,052
Weighted average yield	1.40%	1.74%	2.35%	2.57%	1.96%
Mortgage-backed securities:
FHLMC	$51	$1,841	$43,866	$187,184	$232,942	$238,201
FNMA	3	11,404	63,439	218,959	293,805	301,300
GNMA	—	32	1,636	65,666	67,334	69,336
SBA	—	—	2,884	2,508	5,392	5,332
CMO	—	20,352	—	11,969	32,321	33,547
Total mortgage-backed securities	$54	$33,629	$111,825	$486,286	$631,794	$647,716
Weighted average yield	1.98%	2.98%	2.17%	2.13%	2.18%
(1)$54.0 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over London Inter-Bank Offered Rate (“LIBOR”) on a quarterly basis.
(2)$6.2 million of the Bank’s collateralized loan obligations carry interest rates which adjust to a spread over LIBOR on a quarterly basis.

Equity Investments. At December 31, 2020, and 2019, the Company held equity investments at an estimated fair value of $107.1 million and $10.1 million, respectively. The equity investments primarily comprised of select financial services institutions’ common stocks paying attractive dividends. The positive performance of the portfolio drove the decision to liquidate a vast majority of the positions in December 2020 and January 2021. As of December 31, 2020, and 2019, the Company had no investments in a single issuer within the equity investments portfolio that exceeded 10% of the Company’s stockholders’ equity.
Sources of Funds
General. Repayments and prepayments of loans and mortgage-backed securities, proceeds from sales of loans, cash flows generated from operations, borrowings, proceeds from maturities of debt securities, and deposits are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.
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
At December 31, 2020, the Bank had $409.5 million in time deposits in amounts of $250,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$149,897	1.46%
Over three through six months	109,502	1.29
Over six through twelve months	60,038	1.41
Over twelve months	90,065	2.30
Total	$409,502	1.59%
The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated:

	For the Year Ended December 31,
	2020			2019			2018
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Interest-bearing checking accounts	$3,168,889	35.76%	0.61%	$2,517,068	40.05%	0.67%	$2,336,917	40.43%	0.39%
Non-interest-bearing accounts	2,031,100	22.93	—	1,325,836	21.10	—	1,135,602	19.64	—
Money market deposit accounts	677,554	7.65	0.43	605,607	9.64	0.81	571,997	9.90	0.49
Savings accounts	1,449,982	16.37	0.17	906,086	14.42	0.13	877,179	15.17	0.11
Time deposits	1,531,857	17.29	1.53	929,488	14.79	1.67	858,978	14.86	1.11
Total average deposits	$8,859,382	100.00%	0.55%	$6,284,085	100.00%	0.61%	$5,780,673	100.00%	0.39%
Borrowings. From time to time, the Bank obtains advances from the FHLB for cash management and interest rate risk management purposes or as an alternative to deposits. FHLB term advances are also used to acquire certain other assets as may be deemed appropriate for investment purposes. Advances are collateralized primarily by certain of the Bank’s mortgage loans and investment and mortgage-backed securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2020, the Bank had no outstanding advances from the FHLB. The Bank has outstanding municipal letters of credit issued by the FHLB used to secure government deposits. At December 31, 2020, these municipal letters of credit totaled $1.78 billion.
The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific U.S. Government agency and/or mortgage-backed securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2020, the Bank had borrowed $128.5 million through securities sold under agreements to repurchase.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia (“Reserve Bank”) under its primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Reserve Bank must be secured. At December 31, 2020, the Bank had no borrowings outstanding with the Reserve Bank.
Subsidiary Activities
At December 31, 2020, the Bank owned five direct subsidiaries:
•OceanFirst REIT Holdings, Inc. was established in 2007 as a wholly-owned subsidiary of the Bank and now acts as the holding company for OceanFirst Management Corp, which was organized in 2016 for the purpose of holding and managing investment securities, including the stock of OceanFirst Realty Corp. OceanFirst Realty Corp. was established in 1997 and invests in qualifying mortgage loans and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future.
•Casaba Real Estate Holding Corporation was acquired by the Bank as a wholly-owned subsidiary as part of its acquisition of Cape in 2016. This subsidiary is maintained for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.
•CBNJ Investment Corp was acquired by the Bank as a wholly owned subsidiary as part of its acquisition of Capital Bank in 2019. This subsidiary held certain investments of Capital Bank and is currently inactive.
•Country Property Holdings Inc. was acquired by the Bank as a wholly-owned subsidiary as part of its acquisition of Country Bank in 2020. This subsidiary is maintained for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.
•TRCB Investment Corp was acquired by the Bank as a wholly owned subsidiary as part of its acquisition of Two River in 2020. This subsidiary held certain investments of Two River and is currently inactive.
In addition to the Bank, the Company holds OceanFirst Risk Management, Inc. as a direct subsidiary. OceanFirst Risk Management Inc. is a captive insurance company that insures certain risks relating to the business of the Bank and the Company.
Furthermore, the Company holds the following statutory business trusts: OceanFirst Capital Trust I, OceanFirst Capital Trust II, OceanFirst Capital Trust III, Sun Statutory Trust VII, Sun Capital Trust VII, Sun Capital Trust VIII, and Country Bank Statutory Trust I, collectively known as the “Trusts”. All of the Trusts are incorporated in Delaware and are formed for the issuance of trust preferred securities.

Human Capital

Employee profile
As of December 31, 2020, the Bank had 928 full-time employees, 59 part-time employees, and 21 commissioned employees, for a total of 1,008 employees. In addition, approximately 72% of the Bank’s employee base is female and 28% male, and the average tenure was eight years as of December 31, 2020.

Total rewards
As part of the Bank’s compensation philosophy, market competitive total rewards programs are maintained for employees in order to attract and retain superior talent. In addition to competitive base wages, additional programs include annual bonus opportunities, a Company Employee Stock Ownership Plan (“ESOP”), a Company matched 401(k) Plan, health and welfare benefits, flexible spending accounts, paid time off, family leave and employee assistance programs.

Health and safety
The safety, health and wellness of Bank employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of the Bank’s management and staff, over a short period of time, a significant majority of employees were transitioned to effectively work from remote locations and ensure a safely-distanced working environment for employees with customer facing responsibilities, at branches and operations centers.

Proactively, the Bank partnered with an external vendor, Eden Health (“Eden”), to monitor the daily workday health status of employees working in an OceanFirst facility. Eden features a team of medical professionals and clinicians who are qualified to assist in maintaining a safe and healthy workplace. Through a smartphone application, Eden monitors employees’ daily health condition and any recent potential exposure to COVID-19. Employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and are provided additional paid time off to cover compensation during such absences.

On an ongoing basis, the Bank further promotes the health and wellness by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Talent
A core tenet of the Bank’s talent system is to both develop talent from within and supplement with external hires. Whenever possible, the Bank seeks to fill positions by promotion and transfer from within the organization. The Bank’s talent acquisition team uses internal and external resources to recruit highly skilled and talented candidates, and employee referrals for open positions is encouraged.

Following a multi-pronged recruiting strategy, which includes sourcing diverse candidate pools, new hires participate in an onboarding program that includes an introduction to the Bank’s culture, policies and procedures. New employees are assigned an ambassador, who extend the integration process beyond the typical orientation experience. Retention strategies include espousing a culture that inspires loyalty and trust through ongoing communication of strategic initiatives and executive roundtable conversations, in addition to the benefits mentioned above in Total rewards. The Bank’s leadership development programs and opportunities offered through OceanFirst Bank University help ensure that motivated individuals have the opportunity for continuous improvement. Employees each maintain a Professional Development Action Plan and participate in regular evaluation and growth opportunities. The Bank’s peer recognition program provides the space for ongoing recognition and celebration of accomplishments.

This approach has yielded loyalty and commitment from employees which in turn grows the business, products, and customers. This approach has also added new employees and ideas, which support a continuous improvement mindset and the goals of a diverse and inclusive workforce. The average tenure of eight years reflects employee engagement in this core talent system tenet.

The Bank strives to promote inclusion through stated Company values and behaviors. With the support from the Board of Directors, the Bank continues to explore additional diversity, equity, inclusion and belonging efforts through multiple approaches to inclusion: candidates, employees, and the marketplace. The ongoing diversity and inclusion initiatives support a goal that everyone throughout the Company is engaged in creating an inclusive workplace. The Bank is focused on sourcing and hiring with fairness and equitable approaches, creating an environment where all employees can develop and thrive.

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
In addition, the Company elected to become a financial holding company under the Gramm-Leach Bliley Act (the “GLBA”) amendments to the BHC Act. A financial holding company, and the nonbank companies under its control, are permitted to engage in activities considered financial in nature or incidental to financial activities and, if the FRB determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities that are considered complementary to financial activities.
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
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has enforcement authority over all banks with more than $10 billion in assets. Institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulator. The Bank is currently examined by the OCC for compliance with consumer protection laws. At December 31, 2020, the Bank’s total assets were $11.45 billion and is therefore subject to authority enforcement by the CFPB, subject to a phase in period. The Dodd-Frank Act also weakens the Federal preemption rules that have been applicable for national banks and Federal savings associations, and gives state attorney generals the ability to enforce Federal consumer protection laws.
Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. The Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” The rule sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. To be defined as an Ability-To-Repay Qualified Mortgage, the underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge a lender’s determination that a loan was in fact a Qualified Mortgage. The qualified mortgage rule has yet to be fully addressed by the foreclosure courts and depending on the interpretation of these rules, collectability of non-qualifying mortgages could be subject to future action by the courts. See Risk Factors – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans.
The Dodd-Frank Act also directed the FRB to issue rules to limit debit card interchange fees (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. The FRB issued a final rule which caps an issuer’s debit card interchange base fee at twenty-one cents ($0.21) per transaction and allows an additional 5 basis point charge per transaction to cover fraud losses. The FRB also issued an interim final rule that allows a fraud-prevention adjustment of one cent ($0.01) per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Bank’s average interchange fee per transaction is forty one cents ($0.41). At December 31, 2020, the Bank’s total assets were $11.45 billion and will therefore be subject to reduced interchange fees beginning in July 2021 of approximately $2.5 million for 2021, or $5.0 million annualized. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2020, the Bank’s revenues from interchange fees was $10.9 million, an increase of $1.4 million from 2019. The Bank is currently seeking transition relief from this rule and, if approved, the Bank may be exempt until 2022.

The Dodd-Frank Act mandates that institutions with more than $10 billion in assets clear all eligible dealer swaps through a futures commission merchant to a central counterparty clearing house. The Bank has entered into relationships with a futures commission merchant and two central counterparty clearing houses in advance of the timeframe required. In addition, initial margin requirements for non-centrally cleared swaps and security-based swaps may be effective for the Bank’s swap counterparties that are swap dealers on September 1, 2021, at which time such counterparties will be required to collect initial margin from the Bank. The initial margin requirements were issued for the purpose of ensuring safety and soundness of swap trading in light of the risk to the financial system associated with non-cleared swaps activity. The Bank is prepared to meet compliance with the initial margin requirements. Further, the additional expense associated with complying will increase along with transaction volume but is not expected to materially impact the Bank’s results.

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
Economic Growth, Regulatory Relief and Consumer Protection Act. The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), adopted in 2018, was intended to provide regulatory relief to midsized and regional banks. While many of its provisions are aimed at larger institutions, such as raising the threshold to be considered a systemically important financial institution to $250 billion in assets from $50 billion in assets, many of its provisions will provide regulatory relief to those institutions with $10 billion or more in assets. Among other things, the EGRRCPA increased the asset threshold for depository institutions and holding companies to perform stress tests required under Dodd Frank from $10 billion to $250 billion, exempted institutions with less than $10 billion in consolidated assets from the “Volker Rule,” and raised the threshold for the requirement that publicly traded holding companies have a risk committee from $10 billion in consolidated assets to $50 billion in consolidated assets. In addition, the EGRRCPA limited the definition of loans that would be subject to the higher risk weighting applicable to High Volatility Commercial Real Estate.
Many of the regulations needed to implement the EGRRCPA have yet to be promulgated by the federal banking agencies, and so it is still uncertain how full implementation of the EGRRCPA will affect the Company and the Bank.

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
At December 31, 2020, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2020:

				Capital
As of December 31, 2020	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$998,273	$423,028	$575,245	9.44%	4.00%
Common equity Tier 1 (to risk-weighted assets)	871,385	552,075	319,310	11.05	7.00	(1)
Tier 1 capital (to risk-weighted assets)	998,273	670,377	327,896	12.66	8.50	(1)
Total capital (to risk-weighted assets)	1,230,370	828,113	402,257	15.60	10.50	(1)
(1)    Includes the Capital Conservation Buffer of 2.50%.
Dividends. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory pressures to reclassify and charge off loans and to establish additional credit loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the Company’s net income for the past four quarters, net of dividends previously paid over that period is insufficient to fully fund the dividend or the Company’s overall rate of earnings retention is inconsistent with the Company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction in the amount of such instruments outstanding from the beginning of the quarter in which the redemption or repurchase occurred compared with the end of such quarter. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
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
A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. Financial in nature activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and insurance agency activities; merchant banking; and activities that the FRB determines to be financial in nature or incidental to a financial activity or which are complementary to a financial activity and do not pose a safety and soundness risk.
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
Capital Requirements. Federal regulations require banks to maintain minimum levels of capital including: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%.
In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Unrealized gains and losses on certain available-for-sale securities are included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Bank has exercised the opt-out. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, federal regulators take into consideration, not only these numeric factors, but qualitative factors as well, and have the authority to establish higher capital requirements for individual banks where necessary.
In addition to establishing the minimum regulatory capital requirements, regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “Capital Conservation Buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. On January 1, 2019, the full capital conservation buffer requirement, of 2.50%, became effective. Both the Bank and the Company are in compliance with the capital conservation buffer requirements applicable to them.
The Federal banking agencies, including the OCC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the Federal banking agencies, applicable considerations include: quality of the bank’s interest rate risk management process; the overall financial condition of the bank; and the level of other risks at the bank for which capital is needed.
At December 31, 2020, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2020:

				Capital
As of December 31, 2020	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$942,122	$444,648	$497,474	8.48%	4.00%
Common equity Tier 1 (to risk-weighted assets)	942,122	544,625	397,497	12.11	7.00	(1)
Tier 1 capital (to risk-weighted assets)	942,122	661,331	280,791	12.11	8.50	(1)
Total capital (to risk-weighted assets)	1,004,480	816,938	187,542	12.91	10.50	(1)
(1)    Includes the Capital Conservation Buffer of 2.50%.
Prompt Corrective Action. Federal law requires, among other things, that the Federal bank regulatory authorities take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC’s regulations define the five categories as follows:
An institution is classified as well capitalized if:
•its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level; and
•its ratio of common equity tier 1 capital to risk-weighted assets is at least 6.5%; and
•its ratio to Tier 1 capital to risk-weighted assets is at least 8%; and
•its ratio of total capital to risk-weighted assets is at least 10%.
An institution is classified as adequately capitalized if:
•its ratio of Tier 1 capital to total assets is at least 4%; and
•its ratio of common equity tier 1 capital to risk-weighted assets is at least 4.5%; and
•its ratio to Tier 1 capital to risk-weighted assets is at least 6%; and
•its ratio of total capital to risk-weighted assets is at least 8%.
An institution is classified as undercapitalized if:
•its leverage ratio is less than 4%; and
•its ratio of common equity tier 1 capital to risk-weighted assets is less than 4.5%; and
•its ratio to Tier 1 risk based capital is at less than 6%; and
•its ratio of total capital to risk-weighted assets is at least 8%.

An institution is classified as significantly undercapitalized if:
•its leverage ratio is less than 3%; or
•its ratio of common equity tier 1 capital to risk-weighted assets is less than 3%; or
•its ratio to Tier 1 risk based capital is at less than 4%; or
•its total risk-based capital is less than 6%.
An institution that has a tangible capital to total assets ratio equal to or less than 2% is deemed to be critically undercapitalized.
The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured bank if that bank is critically undercapitalized. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:
•insolvency, or when the assets of the bank are less than its liabilities to depositors and others;
•substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
•existence of an unsafe or unsound condition to transact business;
•likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and
•insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without Federal assistance.
Based on the regulatory guidelines, the Bank satisfies the criteria to be well-capitalized.

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the DIF of the FDIC. The Bank is therefore subject to FDIC deposit insurance assessments which are determined using a risk-based system. The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the Company’s operating expenses and results of operations. The Company cannot predict what assessment rates will be in the future.
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
On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%. Because the reserve ratio has exceeded 1.35% threshold, the FDIC awarded assessment credits to banks with consolidated assets less than $10 billion, for the portion of the assessment that contributed to the growth in the reserve ratio. The Company received the FDIC assessment credits during the second half of 2019 and into the first half of 2020.
The total expense incurred in 2020 and 2019 for the deposit insurance assessment were $3.8 million and $1.1 million, respectively. The total expense incurred in 2019 also included FICO payments.
Loans to One Borrower. Subject to certain exceptions, a banking institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.
Limitation on Capital Distributions. Applicable regulations impose limitations upon all capital distributions by a banking institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OCC, is required prior to any capital distribution if the total capital distributions for the calendar year exceeds net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. In the event the Bank’s capital fell below its regulatory requirements or the FRB or OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the FRB or OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the FRB or OCC determine that such distribution would constitute an unsafe or unsound practice. If the Bank is unable for any reason to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act and Basel III may limit the Company’s ability to pay dividends or repurchase stock in the future. The Company may also be required to receive non-objection letters prior to performing any actions that may impact the Company’s capital.
Assessments. Banking institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2020 and 2019 totaled $1.1 million and $1.2 million, respectively.
Transactions with Related Parties. The Bank’s authority to engage in transactions with affiliates (e.g., any company that controls or is under common control with an institution, including the Company and its non-bank subsidiaries) is limited by Federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB-NY is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 0.125% of mortgage-related assets and 4.5% of the specified value of certain transactions with the FHLB. The Bank was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2020 and 2019 of $12.6 million and $31.9 million, respectively.
Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). The regulations are adjusted annually and generally provide that reserves be maintained against aggregate transaction accounts. At December 31, 2020, the reserve requirements were as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $127.5 million; a 10% reserve ratio is applied above $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempt from the reserve requirements. The Bank complies with the foregoing requirements. For 2021, the FRB has set the 3% reserve limit at $182.9 million and the exemption at $21.1 million.
In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $39.1 million and $30.4 million at December 31, 2020 and 2019, respectively.
The Federal Reserve Bank of Philadelphia pays dividends on the common stock held by the Bank. However, the level of dividends is reduced for financial institutions that exceed a certain asset size. For 2021, the asset level is $10.79 billion, and financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, as opposed to 6% for smaller financial institutions. Such reduction will significantly decrease the dividends received from the Federal Reserve Bank of Philadelphia, which totaled $2.1 million for the year ended December 31, 2020.
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
Tax Reform. On December 22, 2017, the Tax Reform was enacted resulting in significant modifications to existing law, including a reduction in the statutory rate from 35% in 2017, to 21% in 2018. As a result of the Tax Reform, the Company was required to revalue its deferred tax asset, resulting in no impact for the year ended December 31, 2019, a tax benefit of $1.9 million, for the year ended December 31, 2018, and a tax expense of $3.6 million for the year ended December 31, 2017.
State and Local Taxation
New Jersey Taxation. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, the Bank is subject to a tax rate of 9% of taxable income. For this purpose, taxable income generally means Federal taxable income, subject to certain adjustments (including addition of interest income on state and municipal obligations).
The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. New Jersey also imposes a temporary surtax of 2.5% for 2018 and 2019, and 1.5% for 2020 and 2021. On September 29, 2020, the New Jersey surcharge for 2020 was increased to 2.5% and was retroactively applied to periods beginning on or after January 1, 2020. The surcharge of 2.5% will be extended through December 31, 2023. If the Company meets certain requirements, it is eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 4.60% (40% of 11.5%) of taxable income. The Company did not qualify as a New Jersey Investment Company. For 2019 and prospectively, New Jersey law requires combined filing for members of an affiliated group but excludes companies that qualify as a New Jersey Investment Company.
New Jersey also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. As a result of the change in New Jersey tax code, the Company revalued its deferred tax asset resulting in a reduction of state income tax expense of $2.2 million for the year ended December 31, 2019.
OceanFirst REIT Holdings, Inc. files a separate New Jersey income tax return since it qualifies as a New Jersey Investment Company. It is taxed at a rate presently equal to 3.60% of taxable income.
New York Taxation. Due to an increase in loan activity both organically and through acquisition, the Bank is required to file New York State, MTA, and New York City tax returns. The New York State and New York City returns require consolidation of all entities, including OceanFirst Realty, and taxable income, consistent with other states, generally means Federal taxable income subject to certain adjustments. The allocation and apportionment of taxable income to New York State and New York City may positively affect the overall tax rate.
Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1A.	Risk Factors
An investment in the Company’s common stock or the Series A Preferred Stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K, before making any purchase or sale decisions regarding the Company’s common stock or Series A Preferred Stock. If any of the following risks actually occur, the Company’s financial condition or operating results may be harmed. In that case, the trading price of the Company’s common stock may decline, and stockholders may lose part or all of their investment in the Company’s common stock or Series A Preferred Stock.

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict. Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, both nationally and in the New Jersey and New York market area, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including: the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely; travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to the increase in unemployment and changes in consumer and business spending, borrowing needs and saving habits. In addition, federal and state governments, and various federal agencies, have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including financing, loan forgiveness and automatic forbearance. Beginning in early April 2020, the Bank began processing loan applications under the Paycheck Protection Program (“PPP”) created under the CARES Act. There can be no assurance that the steps taken by the U.S. government will be effective or achieve their desired results in a timely fashion. Additionally, there can be no assurance that federal and state agencies will not pass further measures that provide accommodations that could impact the financial results.
Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve Bank actions. Market interest rates have declined significantly. In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. The Company expects that these reductions in interest rates, especially if prolonged, could further adversely affect net interest income, margins and profitability. The Federal Reserve also proposed the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses, while prohibiting certain capital distributions and certain compensation practices by borrowers. The full impact of the COVID-19 pandemic on the Company’s business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.
The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may further depress economic activity and/or consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including the impacts of the CARES Act and other, federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact the Company’s businesses and results of operations and the operations of borrowers, customers and business partners. In particular, these events may be expected to, among other things, (i) adversely affect customer deposits and the stability of the Company’s deposit base, or otherwise impair liquidity, (ii) impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies, (iii) reduce the demand for loans, wealth management revenues or the demand for other products and services, (iv) impact the creditworthiness of potential and current borrowers, (v) negatively impact the productivity and availability of key personnel and other employees necessary to conduct business, and of third-party service providers who perform critical services, or otherwise cause operational failures due to changes in normal business practices necessitated by the outbreak and related governmental actions, (vi) impair the ability of loan guarantors to honor commitments, (vii) impair the value of the collateral securing loans (particularly with respect to real estate), (viii) impair the value of the securities portfolio, (ix) require an increase in the allowance for credit losses, (x) negatively impact regulatory capital ratios, (xi) increase cyber and payment fraud risk, given increased online and remote activity, (xii) create stress on operations and systems associated with participation in the PPP as a result of high demand and volume of applications, (xiii) result in increased compliance risk as the Company becomes subject to new regulatory and other requirements associated with the PPP and other new programs in which the Company participates, and (xiv) broadly result in lost revenue and income.

Additionally, in response to the COVID-19 pandemic, the Bank offered payment relief to borrowers affected by COVID-19, and has periodically closed certain branch locations on a temporary basis while directing branch customers to drive-thru windows and online banking services. It is not yet known what impact these operational changes may have on the Company’s financial performance. Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices would further harm the Bank’s business and that of its customers, in particular small to medium-sized business customers. Although the Company has business continuity plans and other safeguards in place, there is no assurance that they will be effective. The ultimate impact of these factors is highly uncertain at this time and the Company does not yet know the full extent of the impact on business, operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic could result in a material adverse effect on the Company’s business, financial condition and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.
Risks Related to Lending Activities
The Bank’s emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2020, $5.11 billion, or 65.5%, of the Bank’s total loans consisted of commercial real estate, multi-family and land loans, and commercial and industrial loans. These portfolios have grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. In addition, many of these loans were acquired through the Company’s acquisitions, and were not underwritten by the Bank and were made to borrowers with whom the Company and the Bank do not have longstanding relationships.
The level of the commercial real estate loan portfolio may subject the Bank to additional regulatory scrutiny. The OCC and the other Federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, the Bank has a concentration in multi-family and commercial real estate lending, as such loans represent 321% of total bank capital as of December 31, 2020. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate and multi-family lending that would adversely affect the Bank’s loan originations and profitability.
The Dodd-Frank Act imposes obligations on originators of residential mortgage loans. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” The rule sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan actually met the criteria to be deemed an Ability-to-Pay Qualified Mortgage. These challenges have yet to be addressed by the courts.

Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank currently originates residential mortgage loans that do not qualify. As a result of the Ability-to-Repay rules, the Bank may experience loan losses, litigation-related expenses and delays in taking title to real estate collateral in a foreclosure proceeding if these loans do not perform and borrowers challenge whether the Bank satisfied the Ability-To-Repay rule upon originating the loan.
The Bank’s allowance for credit losses may be inadequate, which could hurt the Company’s earnings. The Bank’s allowance for credit losses may prove to be inadequate to cover actual credit losses. If the Bank is required to increase its allowance, current earnings may be reduced. The Bank provides for losses by reserving what it believes to be an adequate amount to absorb any estimated lifetime expected credit losses. A charge-off reduces the Bank’s reserve for possible credit losses. If the Bank’s reserves were insufficient, it would be required to record a larger reserve, which would reduce earnings for that period. Changes to the economic forecasts within the model could positively or negatively impact the actual results. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have a material adverse effect on the Company’s financial condition and results of operations.
The Company is subject to regulatory enforcement risk, reputation risk and litigation risk regarding participation in the PPP and is subject to the risk that the SBA may not fund some or all PPP loan guarantees. The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from SBA lenders and other approved regulated lenders, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although management believes the Company has administered the PPP in accordance with all applicable laws, regulations and guidance, the Company could be exposed to litigation risk and negative media attention related to its participation in the PPP. If any such litigation is not resolved in the Company’s favor, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on the Company’s reputation, business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Company to rely on borrower certifications, and take more aggressive action against the Company for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that the Bank consents to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect the Company’s reputation, business, reputation, financial condition, and results of operations.

The Company also has credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which the Company originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the Bank originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
The foreclosure process may adversely impact the Bank’s recoveries on non-performing loans. The judicial foreclosure process is protracted, which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses.

Risks Related to Economic Matters
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
Risks Related to Acquisitions

The Company must successfully integrate the operations and retain the customers of its acquired institutions and manage its growth, larger operations, and control costs. Since July 31, 2015, the Company has acquired seven financial institutions and continues to explore acquisition opportunities as part of its strategic plan. Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of the institutions it acquires and retain the employees and customers of those institutions. If the Company is unable to successfully manage the integration of the separate cultures, employee and customer bases and operating systems of the institutions it acquires, the Company’s results of operations may be adversely affected.
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
In addition, to successfully manage substantial growth, the Company may need to increase non-interest expenses through additional leasehold and data processing costs, and other infrastructure costs. In order to successfully manage growth, the Company may need to adopt and effectively implement new or revise existing policies, procedures and controls to maintain credit quality, control costs and oversee the Company’s operations. No assurance can be given that the Company will be successful in these efforts.
Finally, substantial growth may stress regulatory capital levels, and may require the Company to raise additional capital. No assurance can be given that the Company will be able to raise any required capital, or that it will be able to raise capital on terms that are beneficial to stockholders.
A significant portion of the Company’s loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet the Company’s credit standards. Loans that were acquired as part of the Company’s acquisitions of other depository institutions, were not underwritten or originated in accordance with the Company’s credit standards, and the Company did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are re-risked at the date of acquisition based on the Company’s credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards. Although the Company reviewed the loan portfolios of each institution acquired as part of the diligence process, and has established reasonable credit marks with regard to all loans acquired, no assurance can be given that the Company will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on the Company’s business, financial condition and results of operations.
Future acquisition activity could dilute tangible book value. The Company continues to evaluate opportunities to acquire institutions and/or bank branches. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of tangible book value per share.
Risks Related to Interest Rates
A continuation of the historically low interest rate environment and the possibility that the Company may access higher-cost funds to support loan growth and operations may adversely affect net interest income and profitability. In recent years, the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed, U.S government and agency securities. The Company’s ability to reduce interest expense may be limited at current interest rate levels while the average yield on interest-earning assets may continue to decrease, and interest expense may increase as it may be necessary to access non-core funding sources or increase deposit rates to fund operations. A continuation of a low interest rate environment or an increase in cost of funds may adversely affect net interest income, which would have an adverse effect on profitability.

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
In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Bank may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates earned on the prepaid loans or securities. Conversely, an increase in interest rates generally reduces prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.
Changes in interest rates also affect the current estimated fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Unrealized net losses on securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of the available-for-sale portfolio decreases, stockholders’ equity will be adversely affected.
Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2020, the Company maintained a debt securities portfolio of $1.12 billion, of which $183.3 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may increase or decrease depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.
The Company conducts a periodic review of the debt securities portfolio to determine if any decline in the estimated fair value of any security below its cost basis is considered impaired. Factors which are considered in the analysis include, but are not limited to, the extent to which the fair value is less than the amortized cost basis, the financial condition, credit rating and future prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments and the intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be uncollectible, the security is written down to a new cost basis and the resulting loss will be recognized as a credit loss expense through an allowance for credit losses.
Risks Related to Loan Sales
The Bank may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary in the mortgage banking industry. FNMA, FHLMC and investors carefully examine loan documentation on delinquent loans for a possible reason to request a repurchase by the loan originator. A subsequent sale of a repurchased mortgage loan could be at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans. However, if repurchase activity or the amount of loss on the sale of a repurchased loan is greater than anticipated, the reserve may need to be increased to cover actual losses which could harm future earnings.
Risks Related to Laws and Regulations
The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to examination, supervision and regulation by the FRB. The Bank is subject to regulation, supervision and examination by the OCC, its primary Federal regulator, by the FDIC, as insurer of deposits, and by the CFPB with respect to consumer protection laws. Such regulation and supervision governs the activities in which an institution and its holding company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for credit losses. The laws and regulations that govern the Company’s and the Bank’s operations are designed for the protection of depositors and the public, but not the Company’s stockholders. These provisions, as well as any other aspects of current or future regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition and results of operations.
The Dodd-Frank Act directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. At December 31, 2020, the Bank was exempt from this rule but will be subject to reduced interchange fees beginning in July 2021. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2020, the Bank’s revenues from interchange fees were $10.9 million, an increase of $1.4 million from 2019. See Regulation and Supervision, General, The Dodd-Frank Act.
As part of its lending activity, the Company may enter into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. Offering these products can subject the Company to additional regulatory oversight and cost, as well as additional risk. Title VII of the Dodd-Frank Act contains a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. Even though many of the requirements do not impact the Company directly, since the Bank does not meet the definition of swap dealer or “major swap participant,” the Company continues to review and evaluate the extent to which such requirements impact its business indirectly. The Commodity Futures Trading Commission (“CFTC”) has issued a final rule that sets the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8.0 billion in swap dealing activity entered into by a person over the preceding 12 months. The Bank’s swap dealing activities are currently below this threshold.
The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering, terrorist financing and other illicit activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in wide variety of sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and expansion. Although the Bank has developed policies and procedures designated to comply with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
The Company is subject to stringent capital requirements, which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares. Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

The application of these capital requirements could, among other things, require the Company to maintain higher capital resulting in lower returns on equity, and require the Company to obtain additional capital to comply or result in regulatory actions if the Company is unable to comply with such requirements. See Regulation and Supervision, Bank Holding Company Regulation.
The Company may be adversely affected by changes in U.S. tax laws. Changes in tax laws contained in the Tax Cuts and Jobs Act, enacted in 2017, include a number of provisions that have had and will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
The changes in the tax laws have had and may continue to have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans, and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for credit losses, which would reduce profitability and could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon the Company’s business, financial condition and results of operations cannot be predicted.
The Company is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, recent amendments to CRA regulations may make compliance more difficult or costly.
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
The Company is subject to heightened regulatory requirements as a result of total assets exceeding $10 billion. The Company’s total assets were $11.4 billion at December 31, 2020 and $10.2 billion at January 1, 2020, after closing on the Two River and Country Bank acquisitions. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the Consumer Financial Protection Bureau to assess compliance with Federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
Additional costs have been and will be incurred to implement processes, procedures, and monitoring of compliance with these imposed requirements, including investing significant management attention and resources to make necessary changes to comply with the new statutory and regulatory requirements under the Dodd-Frank Act. The Company faces the risk of failing to meet these requirements, which may negatively impact results of operations and financial condition. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations would have is unpredictable, these changes could be materially adverse to the Company’s investors.
Furthermore, the level of dividends the Bank receives from the Federal Reserve Bank of Philadelphia is reduced for financial institutions that exceed a certain asset size. The asset size was originally established at $10 billion, but has been increased for inflation such that, for 2021, the asset level is $10.785 billion. Financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, as opposed to 6% for smaller financial institutions. Such reduction will significantly decrease the dividends received from the Federal Reserve Bank of Philadelphia, which totaled $2.1 million for the year ended December 31, 2020.
Risks Related to Dividend Payments
There is no guaranty that the Company will be able to continue to pay a dividend on its common stock or, if continued, will be able to pay a dividend at the current rate. The Board of Directors of the Company determines at its discretion if, when and the amount of dividends that may be paid on the common stock. In making such determination under the Company’s capital management plan, the Board of Directors takes into account various factors including economic conditions, earnings, liquidity needs, the financial condition of the Company, applicable state law, regulatory requirements and other factors deemed relevant by the Board of Directors. Although the Company has a history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future or at what rate.

Dividends on the Series A Preferred Stock are discretionary and non-cumulative. Dividends on the Series A Preferred Stock are discretionary and will not be cumulative. If the Board of Directors does not declare a dividend on the Series A Preferred Stock in respect of a dividend period, then no dividend will be payable on the applicable dividend payment date, no dividend will be deemed to have accumulated for such dividend period, and the Company will have no obligation to pay any dividend for that dividend period at any time, whether or not the Board of Directors declares a dividend on the Series A Preferred Stock or any other class or series of the Company’s capital stock for any future dividend period. Any declaration and payment of dividends on the Series A Preferred Stock will depend upon, among other factors, the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the ability to service any equity or debt obligations senior to the Series A Preferred Stock, any credit agreements to which the Company is a party, and other factors deemed relevant by the Board of Directors. In addition, under the Federal Reserve’s capital rules, dividends on the Series A Preferred Stock may only be paid out of net income, retained earnings, or surplus related to other additional Tier 1 capital instruments.

Risks Related to Competition

Competition may adversely affect profitability and liquidity. The Company has substantial competition in originating commercial and consumer loans in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. In addition, rapid technological changes and consumer preferences may result in increased competition for the Bank’s services. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Bank originates and the interest rates charged on these loans.
In attracting deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, stronger asset quality and performance, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain which could increase the cost of funds.

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
The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2020, these relationships included public school districts, local municipal governments, and cooperative health insurance funds, and such deposits accounted for approximately 25.5% of the Company’s total deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities may deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits and financing opportunities. Public fund deposits from local government entities such as counties, townships, school districts and other municipalities generally have higher average balances and the Bank’s inability to retain such funds could adversely affect liquidity or result in the use of higher-cost funding sources.
Risks Related to Strategic Matters

New lines of business or new products and services may subject the Company to additional risks. The Company may implement new lines of business or offer new products and services within existing lines of business. In developing and marketing new lines of business and/or new products and services significant time and resources may be invested. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive new offerings as providing significant value, they may fail to accept the new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s inability to tailor its retail delivery model to respond to consumer preferences in banking may negatively affect earnings. The Bank has expanded its market presence through de novo branching and acquisitions. The branch continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, the Bank has undertaken a comprehensive review of its branch network, resulting in branch consolidation accompanied by the enhancement of the Bank’s capabilities to serve its customers through alternate delivery channels. The benefits of this strategy are dependent on the Bank’s ability to realize expected expense reductions without experiencing significant customer attrition.
Risks Related to Operational Matters
Risks associated with system failures, interruptions, or breaches of security could disrupt businesses, result in the disclosure of confidential information, damage the reputation of, and create significant financial and legal exposure for the Company. Information technology systems are critical to the Company’s business. Various systems are used to manage customer relationships, deposits and loans, general ledger and securities investments.
Financial institutions and companies have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyberattacks, ransomware and other means. Additionally, there is the risk of distributed denial-of-service or other similar attacks from technically sophisticated and well-resourced third parties, which are intended to disrupt online services, as well as data breaches due to cyberattacks, which result in unauthorized access to customer data. Despite the Company’s efforts to ensure the integrity of its systems, the Company may not be able to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments, often with seemingly limitless resources. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers or clients. These risks may increase in the future as the Company continues to increase its mobile and other internet-based product offerings and systems.
In addition, a majority of data processing is outsourced to certain third-party providers. If these third-party providers encounter difficulties, or if there is difficulty communicating with them, the ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various vendors and their personnel. Breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to the confidential or other information of the Company and its customers, clients or counterparties. While management regularly reviews security assessments that were conducted on the Company’s third party service providers that have access to sensitive and confidential information, there can be no assurance that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
An inability to attract and retain qualified personnel and maintain cost controls could have a negative impact on financial condition and results of operations. The Company’s ability to maximize profitability and manage growth successfully will depend on its ability to continue to attract and retain management and loan officers experienced in banking and financial services and familiar with the communities in its market area. The unexpected loss of service of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could adversely affect the Company. If the Company is not able to attract qualified personnel it could negatively impact the Company’s profitability and growth.
Risks Related to Accounting and Internal Controls Matters
The Company may incur impairments to goodwill. At December 31, 2020, the Company had $500.3 million in goodwill which is evaluated for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. The Company operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
Controls and procedures may fail or be circumvented, which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact the Company’s stock price. Management routinely reviews and updates internal controls. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company, the results of operations and financial condition, investor confidence, and stock price.
Changes in management’s estimates and assumptions may have a material impact on the Company’s consolidated financial statements and the financial condition or operating results. In preparing this annual report, as well as other periodic reports, the Company will be required to file under the Securities Exchange Act of 1934, including the consolidated financial statements, management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known, including the evaluation of the adequacy of the allowance for credit losses.

Changes in accounting standards could affect reported earnings. The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the financial condition and results of operations are reported. In some cases, the Company could be required to apply new or revised guidance retroactively.

Risks Related to Environmental and Other Global Matters

Hurricanes and other natural disasters, climate change or increases to flood insurance premiums could adversely affect asset quality and earnings. The Bank’s trade area includes counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding or other damage from future storms or hurricanes, which could negatively impact the Company’s results of operations by disrupting operations, adversely impacting the ability of the Company’s borrowers to repay their loans, damaging collateral or reducing the value of real estate used as collateral.
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

Further, given the inter-connectivity of the global economy, pandemic disease and health events have the potential to negatively impact economic activities in many countries, including the United States, including the business of the Bank’s borrowers. Additionally, global markets may be adversely affected by the emergence of widespread health emergencies or pandemics.

Risks Related to Card Networks

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
Other Risks Related to the Business
Elimination of LIBOR and uncertainty of its replacement may adversely affect the Company. In 2017, the Alternative Reference Rates Committee (“ARRC”) was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate (“SOFR”) a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after June 2023. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York in 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2020, the Bank conducted its business through its branch office and headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, an administrative office located in Mount Laurel, New Jersey, and 61 additional branch offices and six deposit production facilities located throughout central and southern New Jersey, and the greater metropolitan area of New York City. The Bank also operated commercial loan production offices in New York City, the greater Philadelphia area and in Atlantic and Mercer Counties in New Jersey.

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
Market Information for Common Stock
OceanFirst Financial Corp.’s common stock is traded on the Nasdaq Global Select Market under the symbol OCFC. As of February 22, 2021, there were 2,810 common stockholders of record.
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the Nasdaq Composite Index, the SNL Thrift Index and the SNL Bank Index for the period December 31, 2015 through December 31, 2020. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
OceanFirst Financial Corp.	$100.00	$154.28	$137.81	$120.93	$141.10	$107.22
Nasdaq Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Thrift Index	100.00	122.49	121.60	102.42	126.10	116.21
SNL Bank Index	100.00	126.35	149.21	124.00	167.93	145.49

For the years ended December 31, 2020 and 2019, the Company paid an annual cash dividend of $0.68 per share.
On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 2.5 million shares. On February 28, 2020, the Company suspended its repurchase activity in light of the COVID-19 pandemic, and has subsequently determined to recommence repurchases under its existing stock repurchase plan in February 2021. At December 31, 2020, there were 2,019,145 shares available for repurchase under the Company’s stock repurchase program. The Company did not repurchase shares of its common stock during the quarter ended December 31, 2020.

Item 6.	Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$11,448,313	$8,246,145	$7,516,154	$5,416,006	$5,166,917
Debt securities available-for-sale, at estimated fair value	183,302	150,960	100,717	81,581	20,775
Debt securities held-to-maturity, net of allowance for credit losses	937,253	768,873	846,810	764,062	589,912
Equity investments, at estimated fair value	107,079	10,136	9,655	8,700	—
Restricted equity investments, at cost	51,705	62,356	56,784	19,724	19,313
Loans receivable, net of allowance for credit losses	7,704,857	6,207,680	5,579,222	3,965,773	3,803,443
Deposits	9,427,616	6,328,777	5,814,569	4,342,798	4,187,750
FHLB advances	—	519,260	449,383	288,691	250,498
Securities sold under agreements to repurchase and other borrowings	363,925	168,540	161,290	136,187	126,494
Stockholders’ equity	1,484,130	1,153,119	1,039,358	601,941	571,903

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands; except per share amounts)
Selected Operating Data:
Interest income	$379,608	$308,794	$276,654	$188,829	$133,425
Interest expense	66,657	52,823	36,152	19,611	13,163
Net interest income	312,951	255,971	240,502	169,218	120,262
Credit loss expense	59,404	1,636	3,490	4,445	2,623
Net interest income after credit loss expense	253,547	254,335	237,012	164,773	117,639
Other income (excluding net gain (loss) on equity investments and gain on sale of Paycheck Protection Program (“PPP”) loans)	47,611	41,898	35,026	27,072	20,412
Net gain (loss) on equity investments	21,214	267	(199)	—	—
Gain on sale of PPP loans	5,101	—	—	—	—
Operating expenses	208,604	169,589	156,275	112,022	86,182
FHLB advance prepayment fees	14,257	—	—	—	136
Branch consolidation expense	7,623	9,050	3,151	6,205	—
Merger related expenses	15,947	10,503	26,911	8,293	16,534
Income before provision for income taxes	81,042	107,358	85,502	65,325	35,199
Provision for income taxes	17,733	18,784	13,570	22,855	12,153
Net income	$63,309	$88,574	$71,932	$42,470	$23,046
Net income available to common stockholders	$61,212	$88,574	$71,932	$42,470	$23,046
Basic earnings per share	$1.02	$1.77	$1.54	$1.32	$1.00
Diluted earnings per share	$1.02	$1.75	$1.51	$1.28	$0.98

(continued)

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)	0.56%	1.10%	0.98%	0.80%	0.62%
Return on average tangible assets (2)(3)	0.59	1.16	1.02	0.83	0.63
Return on average stockholders’ equity (2)	4.35	7.84	7.31	7.20	6.08
Return on average tangible stockholders’ equity (2)(3)	6.81	11.96	11.16	9.82	7.13
Stockholders’ equity to total assets	12.96	13.98	13.83	11.11	11.07
Tangible stockholders’ equity to tangible assets (3)	8.79	9.71	9.55	8.42	8.30
Tangible common equity to tangible assets (3)	8.28	9.71	9.55	8.42	8.30
Net interest rate spread (4)	2.96	3.40	3.57	3.44	3.38
Net interest margin (5)	3.16	3.62	3.71	3.53	3.47
Average interest-earning assets to average interest-bearing liabilities	130.65	128.51	124.96	122.99	122.46
Operating expenses to average assets (2)	2.20	2.35	2.53	2.39	2.76
Efficiency ratio (2)(6)	63.70	63.44	67.68	64.46	73.11
Loans to deposits ratio (7)	82.27	98.20	96.12	91.56	90.92
Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (7)(8)	0.47	0.29	0.31	0.52	0.35
Non-performing assets as a percent of total assets (8)	0.32	0.22	0.25	0.54	0.45
Allowance for credit losses as a percent of total loans receivable (7)(9)	0.78	0.27	0.30	0.40	0.40
Allowance for credit losses as a percent of total non-performing loans (8)(9)	166.81	94.41	95.19	75.35	111.92
Wealth Management:
Assets under administration (000’s)	$245,175	$195,415	$184,476	$233,185	$218,336
Nest Egg (000’s)	93,237	34,865	—	—	—
Per Share Data:
Cash dividends per common share	$0.68	$0.68	$0.62	$0.60	$0.54
Dividend payout ratio per common share	66.73%	38.96%	41.08%	46.80%	55.14%
Stockholders’ equity per common share at end of period	$24.57	$22.88	$21.68	$18.47	$17.80
Tangible stockholders’ equity per common share at end of period (3)	15.90	15.13	14.26	13.58	12.94
Tangible common stockholders’ equity per common share at end of period (3)	14.98	15.13	14.26	13.58	12.94
Number of full-service customer facilities:	62	56	59	46	61

(1)With the exception of end of year ratios, all ratios are based on average daily balances.
(2)Performance ratios for 2020 includes net gain on equity investments, gain on sale of PPP loans, FHLB advance prepayment fees, merger related expenses, branch consolidation expenses, and Two River and Country Bank opening credit loss expense under the CECL model of $14.3 million with an after tax cost of $11.0 million. Performance ratios for 2019 include merger related expenses, branch consolidation expenses, non-recurring professional fees, compensation expense due to the retirement of an executive officer, and the reduction in income tax expense from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code of $20.6 million with an after tax cost of $16.3 million. Performance ratios for 2018 include merger related expenses, branch consolidation expenses, and an income tax benefit related to Tax Reform of $28.2 million with an after tax cost of $22.2 million. Performance ratios for 2017 include merger related expenses, branch consolidation expenses, and additional income tax expense related to Tax Reform of $18.1 million with an after tax cost of $13.5 million. Performance ratios for 2016 include merger related expenses and the Federal Home Loan Bank advance prepayment fee totaling $16.7 million with an after tax cost of $11.9 million.
(3)Tangible stockholders’ equity and tangible assets exclude intangible assets relating to goodwill and core deposit intangible. Tangible common equity excludes goodwill, core deposit intangible and preferred equity.
(4)The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)The net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(7)Total loans receivable excludes loans held-for-sale.

(8)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(9)The loans acquired from Two River, Country Bank, Capital Bank, Sun, Ocean Shore, Cape, and Colonial American were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for credit losses, was $28.0 million, $30.3 million, $31.6 million, $17.5 million and $26.0 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
OceanFirst Financial Corp. has been the holding company for OceanFirst Bank since it acquired the stock of the Bank upon the Bank’s Conversion.
The Company conducts business primarily through its ownership of the Bank which, at December 31, 2020, operated its branch office and headquarters in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, an administrative office located in Mount Laurel, New Jersey, and 61 additional branch offices and six deposit production facilities located throughout central and southern New Jersey, and the greater metropolitan area of New York City. The Bank also operated commercial loan production offices in New York City, the greater Philadelphia area and in Atlantic and Mercer Counties in New Jersey.
The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, bank owned life insurance, commercial loan swap income, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions including levels of unemployment and real estate values as well as changes in market interest rates, government policies and actions of regulatory agencies.
Impact of COVID-19

On March 16, 2020, the Company announced a series of actions intended to help mitigate the impact of the COVID-19 virus outbreak on customers, employees and communities. The Company offers its Borrower Relief Programs to address the needs of customers who were current on their loan payments as of either December 31, 2019 or the date of the modification. In addition, in keeping with regulatory guidance under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, these loans are not considered troubled debt restructured (“TDR”) loans at December 31, 2020 and will not be reported as past due during the deferral period.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which contains provisions that could directly impact financial institutions. The act extends the PPP, which was originally established under the CARES Act, and provides the Company the ability to continue its Borrower Relief Program. In keeping with regulatory guidance under the CARES Act, these loan deferrals are not considered TDR loans at December 31, 2020 and will not be reported as past due during the deferral period.

The Commercial Borrower Relief Program includes: (1) public accommodation businesses, such as restaurants/caterers, and certain retail establishments, that are forced to close, which are eligible for full deferral of loan payments (principal and interest) for 90 days and immediate working capital facilities up to $200,000; (2) public accommodation businesses that are reducing services in response to the pandemic (such as reducing capacity, transitioning to take-out only, etc.), which are eligible to make interest-only payments and defer principal payments for 90 days, and immediate working capital facilities up to $100,000; and (3) additional relief programs, including but not limited to extension of initial forbearance periods, may be available to the Bank’s commercial borrowers on an individualized basis, depending on the borrower’s circumstances.

The Consumer Borrower Relief Program includes deferral of residential mortgage or consumer loan payments (principal and interest) for 90 days upon request. To be eligible, the borrower must have experienced a financial hardship related to COVID-19. Borrowers may apply for a second 90-day deferral period for hardships related to COVID-19. Subsequent deferral requests may be available on an individualized basis, depending on the borrower’s circumstances. At December 31, 2020, COVID-19 related loans under full forbearance have been substantially resolved.

Further, due to conditions caused by COVID-19, appraisals ordered in the current environment may not be indicative of the underlying loan collateral value. As such, the Company may require multiple valuation approaches (sales comparison approach, income approach, cost approach), as applicable. The Company assesses the individual facts and circumstances of COVID-19 related loan downgrades and, if a new appraisal is not necessary, an additional discount may be applied to an existing appraisal.

The Company also accepted and processed applications for loans under the PPP. The Company disbursed $504 million and recorded deferred processing fees of $17.7 million. The Company sold $298.1 million of these loans on October 29, 2020, recognizing a gain of $5.1 million. At December 31, 2020, $95.4 million in PPP loans and $2.0 million in deferred fees remained on the balance sheet.

In addition, COVID-19 could cause a goodwill impairment test where a triggering event has occurred, and under certain circumstances may result in an impairment charge recorded in that period. Such a charge would not impact the Company’s tangible stockholders’ equity to tangible assets ratio of 8.79% or regulatory capital. The Company completed its annual goodwill impairment test as of August 31, 2020. As part of this test, a quantitative assessment was performed to estimate the fair value of the Company by utilizing a weighted discounted cash flow method, guideline public company method and transaction method. The results of the evaluation concluded that the fair value of the Company exceeded the carrying value, and therefore goodwill impairment did not exist as of the test date. At December 31, 2020, the Company performed a qualitative assessment to ensure no events or circumstances had occurred subsequent to August 31, 2020 that would impact goodwill. The Company determined based on the December 31, 2020 qualitative evaluation, no triggering events occurred and therefore no impairment existed.
The full impact of COVID-19 is unknown and rapidly evolving. It is impacting the Company’s operations and financial results, as well as those of the Bank’s customers. For the year ended December 31, 2020, the Company recognized an elevated credit loss expense of $59.4 million and an increase in operating expense of $4.5 million, each related to COVID-19.

For further discussion, refer to Risk Factors - Risk Related to the COVID-19 Pandemic.
Acquisitions
On January 1, 2020, the Company completed its acquisition of Two River which added $1.1 billion to assets, $940.1 million to loans, and $941.8 million to deposits. Two River’s results of operations are included in the consolidated results for the period beginning on January 1, 2020.
On January 1, 2020, the Company completed its acquisition of Country Bank which added $793.7 million to assets, $618.4 million to loans, $652.7 million to deposits. Country Bank’s results of operations are included in the consolidated results for the period beginning on January 1, 2020.
On January 31, 2019, the Company completed its acquisition of Capital Bank which added $494.4 million to assets, $307.3 million to loans, and $449.0 million to deposits. Capital Bank’s results of operations are included in the consolidated results for the period beginning on February 1, 2019.
On January 31, 2018, the Company completed its acquisition of Sun which added $2.0 billion to assets, $1.5 billion to loans, and $1.6 billion to deposits. Sun’s results of operations are included in the consolidated results for the period beginning on February 1, 2018.
These transactions have enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey, and metropolitan areas of Philadelphia and New York City and they have grown business lines, expanded the geographic footprint and improved financial performance. The Company will continue to evaluate potential acquisition opportunities to further create stockholder value.
Strategy
The Company operates as a full-service community bank delivering commercial and consumer financing solutions, deposit services and wealth management products and services throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The Bank is the largest and oldest community-based financial institution headquartered in Ocean County, New Jersey. The Bank competes with larger, out-of-market financial service providers through its local and digital focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products and services and by having an ability to extend larger credits.
The Company’s strategy has been to grow profitability while limiting exposure to credit, interest rate and operational risks. To accomplish these objectives, the Bank has sought to (1) grow commercial loans through the offering of commercial lending services to local businesses; (2) grow core deposits (defined as all deposits other than time deposits) through product offerings appealing to a broadened customer base; and (3) increase non-interest income by expanding the menu of fee-based products and services and investing additional resources in these product lines. The growth in these areas has occurred both organically and through acquisitions.

The Company will focus on prudent growth to create value for stockholders, which may include opportunistic acquisitions. The Company will also continue to build additional operational infrastructure and invest in key personnel in response to growth and changing business conditions.
Growing Commercial Loans
With industry consolidation eliminating most locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank has strategically and steadily added experienced commercial lenders in various New Jersey counties as well as teams in New York City and the greater Philadelphia area. At December 31, 2020, commercial loans (which include multi-family and commercial real estate loans, commercial construction loans and commercial and industrial loans) represented 65.5% of the Bank’s total loans, as compared to 48.5% at December 31, 2015. Commercial loan products entail a higher degree of credit risk than is involved in residential real estate lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close management and Board monitoring. See Risk Factors – The Bank’s emphasis on commercial lending may expose the Bank to increased lending risks.
Increasing Core Deposits
The Bank seeks to increase core deposits (all deposits excluding time deposits) in its primary market area by improving market penetration. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. As a result of these efforts the Bank’s core deposits ratio was 85.4% and the loans to deposits ratio was 82.3% at December 31, 2020.
Enhancing Non-Interest Income
Management continues to diversify the Bank’s product lines and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in areas such as derivative contracts, trust and asset management, digital product offerings, and equity investments in non-bank finance companies.

The Bank also offers investment products for sale through its retail branch network. In 2018, the Bank replaced its third-party broker/dealer investment sales program with a hybrid robo-advisor product offered by the Bank’s partner, Nest Egg, a registered investment adviser. Nest Egg is an investment platform that helps define and reach financial goals by providing access to high quality and cost-effective investments. It includes web-based tools as well as access to personal financial advisors via telephone, chat, or video. At December 31, 2020, the Company had an ownership interest of less than 20% in NestEgg and a seat on the Board of Directors. The Company’s minority interest in Nest Egg does not require separate entity reporting.

On January 29, 2021, the Company made a minority, non-controlling equity investment in Auxilior Capital Partners (“Auxilior”) and received a seat on the Auxilior Board of Directors. Auxilior was formed in 2020 as a nationwide specialty commercial equipment finance company focused on five key business verticals: construction and infrastructure, transportation and logistics, franchise finance, healthcare, and bank outsourcing. In addition to origination, underwriting, asset management, and customer service functions within each industry vertical, Auxilior can syndicate full loans as well as participations to banks, funds, and other third-party buyers of assets.
Branch Rationalization and Service Delivery
Management continues to evaluate the Bank’s branch network for consolidation opportunities. The Bank consolidated 13 branches in 2020, following the consolidation of eight and 17 branches in 2019 and 2018, respectively, bringing the total number of branches consolidated to 57 over the past five years. In addition to branch consolidation, the Bank is adapting to the industry wide trend of declining branch activity by transitioning to a universal banker staffing model, with a smaller branch staff handling sales and service transactions, as well as increasing the marketing of products that feature digital and mobile services. In certain locations, routine transactions are handled through Video Teller Machines, an advanced technology with live team members in a remote location performing transactions for multiple Video Teller Machines. The Bank is also investing in multiple digital services to enhance the customer experience and improve security. At December 31, 2020, all of the branch staff were trained as Certified Digital Bankers to better support customers use and adoption of digital services.

Capital Management
In addition to the objectives described above, the Company actively manages its capital position to improve return on tangible equity. The Company has, over the past few years, implemented or announced, five stock repurchase programs. The most recent plan to repurchase up to 5% of outstanding common stock was announced on December 18, 2019 to repurchase up to an additional 2.5 million shares. The Company suspended its repurchase activity on February 28, 2020 in light of the COVID-19 pandemic and subsequently determined to recommence repurchases under its existing stock repurchase plan in February 2021. For the year ended December 31, 2020, the Company repurchased 648,851 shares of its common stock under these repurchase programs. At December 31, 2020, 2,019,145 shares remain available for repurchase.
In May 2020, the Company raised $55.7 million of 7.0% fixed-to-floating rate non-cumulative perpetual preferred stock, with a par value of $0.01 and a liquidation price of $1,000 per share. The proceeds were retained to strengthen capital and balance sheet liquidity entering the economic downturn.
Summary
Highlights of the Company’s financial results for the year ended December 31, 2020 were as follows:
Total assets increased to $11.45 billion at December 31, 2020, from $8.25 billion at December 31, 2019. Loans receivable, net of allowance for credit losses, increased by $1.50 billion at December 31, 2020, as compared to December 31, 2019, while deposits increased $3.10 billion over the same period. The increases were primarily the result of the Two River and Country Bank acquisitions and $1.51 billion of organic deposit growth.
Net income available to common stockholders for the year ended December 31, 2020 was $61.2 million, or $1.02 per diluted share, as compared to net income of $88.6 million, or $1.75 per diluted share for the prior year. Net income for the year ended December 31, 2020 reflects net gain on equity investments, gain on sale of PPP loans, FHLB advance prepayment fees, branch consolidation expenses, merger related expenses, and Two River and Country Bank opening credit loss expense under the CECL model. These items decreased net income, net of tax, for the year ended December 31, 2020 by $11.0 million. Net income for the year ended December 31, 2019 included merger related expenses, branch consolidation expenses, non-recurring professional fees, compensation expense due to the retirement of an executive officer, and reduction in income tax expense from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code, of $16.3 million, net of tax. These items reduced diluted earnings per share by $0.18 and $0.32, respectively, for the years ended December 31, 2020 and 2019. Annual results for 2020 were impacted by the COVID-19 pandemic, through higher credit losses, net interest margin compression and increased operating expenses.
The Company remains well-capitalized with a tangible stockholders’ equity to tangible assets ratio of 8.79% at December 31, 2020.
Critical Accounting Policies
Note 1 Summary of Significant Accounting Policies, to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2020 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses and judgments regarding securities are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU significantly changed the Company’s allowance for credit losses accounting policy that existed at December 31, 2019. ASU 2016-13 is the most critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended December 31, 2020.

Allowance for Credit Losses
Under the CECL model, the allowance for credit losses (“ACL”) on financial assets is a valuation allowance estimated at each balance sheet date in accordance with generally accepted accounting principles (“GAAP”) that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets. The CECL model also applies to certain off-balance sheet credit exposures.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the ACL. For loans under forbearance as a result of COVID-19, the Company made a policy election to include the accrued interest receivable related to such loans in the amortized cost basis and therefore includes it in the measurement of the ACL. Accrued interest receivable at December 31, 2020 was $35.3 million, of which $8.0 million related to forbearance loans.

Expected credit losses are reflected in the ACL through a charge to credit loss expense. The Company’s estimate of the ACL reflects credit losses currently expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific financial assets, or portions thereof, are uncollectible, these amounts are charged-off against the ACL. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures the ACL of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial and industrial, commercial real estate - owner occupied, commercial real estate - investor (including commercial real estate - construction and land), residential real estate, consumer (including student loans) and held-to-maturity (“HTM”) debt securities. The Company further segments the commercial loan portfolios by risk rating, and the residential and consumer loan portfolios by delinquency. The HTM portfolio is segmented by rating category.

The Company’s methodology to measure the ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component includes the calculation of loss rates using an open pool method. Under this method, the Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The historical loss rate is adjusted for select macroeconomic variables that consider both historical trends as well as forecasted trends for a single economic scenario. The adjusted loss rate is calculated for an eight quarter forecast period then reverts to the historical loss rate on a straight-line basis over four quarters. The adjusted loss rate is then applied to the exposure at default on an undiscounted basis. The Company differentiates its loss-rate method for HTM debt securities by looking to publicly available historical default and recovery statistics based on the attributes of issuer type, rating category and time to maturity. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Adjustments will not be made for information that has already been considered and included in the quantitative allowance. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in loan composition, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.

Collateral Dependent Financial Assets
For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell. Due to conditions caused by COVID-19, appraisals ordered in the current environment may not be indicative of the underlying loan collateral value. As such, the Company may require multiple valuation approaches (sales comparison approach, income approach, cost approach), as applicable. The Company assesses the individual facts and circumstances of COVID-19-related loan downgrades and, if a new appraisal is not necessary, an additional discount may be applied to an existing appraisal.

Troubled Debt Restructured Loans
A loan that has been modified or renewed is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. So long as they share similar risk characteristics, TDRs may be collectively evaluated and included in the Company’s existing portfolio segments to measure the ACL, unless the TDR is collateral dependent. Loans modified in accordance with the CARES Act are not considered TDRs.

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

Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain acquired loans are grouped together according to similar risk characteristics and are aggregated when applying various valuation techniques. These cash flow evaluations are subjective as they require material estimates, all of which may be susceptible to significant change.

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

Beginning on January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date. The transition adjustment for the PCI loans to PCD loans resulted in a reclassification of $3.2 million from the specific credit fair value adjustment to the allowance for credit losses on loans.

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
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2020, 2019 and 2018. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	For the Year Ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$613,971	$1,034	0.17%	$57,742	$1,299	2.25%	$49,683	$896	1.80%
Securities (1)	1,159,764	29,353	2.53	1,048,779	27,564	2.63	1,073,454	26,209	2.44
Loans receivable, net (2)
Commercial real estate	5,299,813	236,749	4.47	3,329,396	168,507	5.06	3,012,521	149,965	4.98
Residential real estate	2,465,740	93,120	3.78	2,204,931	87,729	3.98	1,965,395	79,805	4.06
Home equity loans and lines	318,090	15,183	4.77	339,896	18,284	5.38	357,137	17,991	5.04
Other consumer	72,331	4,169	5.76	107,672	5,411	5.03	35,424	1,788	5.05
Allowance for credit losses, net of deferred loan costs and fees	(33,343)	—	—	(8,880)	—	—	(9,972)	—	—
Loans receivable, net (2)	8,122,631	349,221	4.30	5,973,015	279,931	4.69	5,360,505	249,549	4.66
Total interest-earning assets	9,896,366	379,608	3.84	7,079,536	308,794	4.36	6,483,642	276,654	4.27
Non-interest-earning assets	1,310,474			964,920			880,836
Total assets	$11,206,840			$8,044,456			$7,364,478
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$3,168,889	19,395	0.61%	$2,517,068	16,820	0.67%	$2,336,917	9,219	0.39%
Money market deposit accounts	677,554	2,902	0.43	605,607	4,919	0.81	571,997	2,818	0.49
Savings accounts	1,449,982	2,505	0.17	906,086	1,195	0.13	877,179	990	0.11
Time deposits	1,531,857	23,488	1.53	929,488	15,498	1.67	858,978	9,551	1.11
Total	6,828,282	48,290	0.71	4,958,249	38,432	0.78	4,645,071	22,578	0.49
FHLB advances	413,290	7,018	1.70	387,925	8,441	2.18	382,464	7,885	2.06
Securities sold under agreements to repurchase	125,500	562	0.45	64,525	276	0.43	66,340	168	0.25
Other borrowings	207,386	10,787	5.20	98,095	5,674	5.78	94,644	5,521	5.83
Total interest-bearing liabilities	7,574,458	66,657	0.88	5,508,794	52,823	0.96	5,188,519	36,152	0.70
Non-interest-bearing deposits	2,031,100			1,325,836			1,135,602
Non-interest-bearing liabilities	144,571			80,028			56,098
Total liabilities	9,750,129			6,914,658			6,380,219
Stockholders’ equity	1,456,711			1,129,798			984,259
Total liabilities and equity	$11,206,840			$8,044,456			$7,364,478
Net interest income		$312,951			$255,971			$240,502
Net interest rate spread (3)			2.96%			3.40%			3.57%
Net interest margin (4)			3.16%			3.62%			3.71%
Total cost of deposits (including non-interest-bearing deposits)			0.55%			0.61%			0.39%
Ratio of interest-earning assets to interest-bearing liabilities	130.65%			128.51%			124.96%

(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost, net of allowance for credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and estimated loss allowances, and includes loans held-for-sale and non-performing loans.
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

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Compared to			Compared to
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$1,950	$(2,215)	$(265)	$159	$244	$403
Securities (1)	2,859	(1,070)	1,789	(621)	1,976	1,355
Loans receivable, net (2)
Commercial real estate	89,831	(21,589)	68,242	16,085	2,457	18,542
Residential real estate	9,974	(4,583)	5,391	9,528	(1,604)	7,924
Home equity loans and lines	(1,121)	(1,980)	(3,101)	(891)	1,184	293
Other consumer	(1,951)	709	(1,242)	3,630	(7)	3,623
Loans receivable, net (2)	96,733	(27,443)	69,290	28,352	2,030	30,382
Total interest-earning assets	101,542	(30,728)	70,814	27,890	4,250	32,140
Interest-bearing liabilities:
Interest-bearing checking accounts	4,158	(1,583)	2,575	737	6,864	7,601
Money market deposit accounts	522	(2,539)	(2,017)	173	1,928	2,101
Savings accounts	866	444	1,310	31	174	205
Time deposits	9,379	(1,389)	7,990	832	5,115	5,947
Total	14,925	(5,067)	9,858	1,773	14,081	15,854
FHLB advances	527	(1,950)	(1,423)	109	447	556
Securities sold under agreements to repurchase	273	13	286	(5)	113	108
Other borrowings	5,734	(621)	5,113	200	(47)	153
Total interest-bearing liabilities	21,459	(7,625)	13,834	2,077	14,594	16,671
Net change in net interest income	$80,083	$(23,103)	$56,980	$25,813	$(10,344)	$15,469
(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost, net of allowance for credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and estimated loss allowances, and includes loans held-for-sale and non-performing loans.
Comparison of Financial Condition at December 31, 2020 and December 31, 2019
Total assets increased by $3.20 billion to $11.45 billion at December 31, 2020, from $8.25 billion at December 31, 2019, primarily as a result of the acquisitions of Two River and Country Bank, which added $2.03 billion to total assets. Cash and due from banks increased by $1.15 billion to $1.27 billion at December 31, 2020, from $120.5 million at December 31, 2019, due to increased deposits, the Company’s decision to build liquidity during the economic downturn, the cash received from the issuance of subordinated notes and non-cumulative perpetual preferred stock as described below, and the cash received from loan sales throughout the year. Loans receivable, net of allowance for credit losses, increased by $1.50 billion, to $7.70 billion at December 31, 2020, from $6.21 billion at December 31, 2019, primarily due to acquired loans from Two River and Country Bank of $1.56 billion. As part of the acquisitions of Two River and Country Bank, the Company’s goodwill balance increased to $500.3 million at December 31, 2020, from $374.6 million at December 31, 2019 and core deposit intangibles increased to

$23.7 million, from $15.6 million. Other assets increased by $39.4 million to $209.0 million at December 31, 2020, from $169.5 million at December 31, 2019, primarily due to an increase in swap positions.
Deposits increased by $3.10 billion, to $9.43 billion at December 31, 2020, from $6.33 billion at December 31, 2019, primarily due to acquired deposits from Two River and Country Bank of $1.59 billion and organic deposit growth of $1.51 billion. The loan-to-deposit ratio at December 31, 2020 was 82.3%, as compared to 98.2% at December 31, 2019. The Company utilized the excess liquidity to prepay all FHLB advances in the fourth quarter of 2020, bringing the balance to $0 at December 31, 2020 from $519.3 million at December 31, 2019. The increase in other borrowings of $138.7 million, to $235.5 million at December 31, 2020, from $96.8 million at December 31, 2019, primarily resulted from the May 2020 issuance of $125.0 million in subordinated notes at an initial rate of 5.25% and a stated maturity of May 15, 2030. Other liabilities increased by $92.7 million to $155.3 million at December 31, 2020, from $62.6 million at December 31, 2019, primarily due to an increase in swap positions.
Stockholders’ equity increased to $1.48 billion at December 31, 2020, as compared to $1.15 billion at December 31, 2019. The acquisitions of Two River and Country Bank added $261.4 million to stockholders’ equity. During the three months ended June 30, 2020, the Company raised $55.7 million from the issuance of 7.0% fixed-to-floating rate non-cumulative perpetual preferred stock, with a par value of $0.01 and a liquidation price of $1,000 per share. Under the Company’s stock repurchase program, there were 2,019,145 shares available for repurchase at December 31, 2020. The Company suspended its repurchase activity on February 28, 2020, due to the COVID-19 pandemic and has subsequently determined to recommence repurchases under its existing stock repurchase plan in February 2021. For the year ended December 31, 2020, the Company repurchased 648,851 shares under the repurchase program at a weighted average cost of $22.83.
Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019
General
Net income available to common stockholders for the year ended December 31, 2020 was $61.2 million, or $1.02 per diluted share, as compared to net income of $88.6 million, or $1.75 per diluted share for the prior year. Net income for the year ended December 31, 2020 reflects net gain on equity investments, gain on sale of PPP loans, FHLB advance prepayment fees, merger related expenses, branch consolidation expenses, and Two River and Country Bank opening credit loss expense under the CECL model. These items decreased net income, net of tax, for the year ended December 31, 2020 by $11.0 million. Net income for the year ended December 31, 2019 included merger related expenses, branch consolidation expenses, non-recurring professional fees, compensation expense due to the retirement of an executive officer, and reduction in income tax expense from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code, of $16.3 million, net of tax. The annual results were impacted by the COVID-19 pandemic, through higher credit losses, net interest margin compression and increased operating expenses.
Interest Income
Interest income for the year ended December 31, 2020, increased to $379.6 million, as compared to $308.8 million in the prior year. Average interest-earning assets increased $2.82 billion for the year ended December 31, 2020, as compared to the prior year. The average for the year ended December 31, 2020 was favorably impacted by $1.75 billion of interest-earning assets acquired from Two River and Country Bank. Average loans receivable, net, increased by $2.15 billion for the year ended December 31, 2020, as compared to the prior year. The increase attributable to the acquisitions of Two River and Country Bank was $1.55 billion and the increase related to PPP loans was $227.5 million. The yield on average interest-earning assets decreased to 3.84% for the year ended December 31, 2020, as compared to 4.36% for the prior year.
Interest Expense
Interest expense for the year ended December 31, 2020, was $66.7 million, as compared to $52.8 million in the prior year, due to an increase in average-interest bearing liabilities of $2.07 billion, primarily related to the acquisitions of Two River and Country Bank and organic deposit growth. For the year ended December 31, 2020, the cost of average interest-bearing liabilities decreased to 0.88% from 0.96% in the prior year. The total cost of deposits (including non-interest bearing deposits) was 0.55% for the year ended December 31, 2020, as compared to 0.61% for the prior year.
Net Interest Income
Net interest income for the year ended December 31, 2020 increased to $313.0 million, as compared to $256.0 million for the prior year, reflecting an increase in interest-earning assets partly offset by a reduction in net interest margin. The net interest margin decreased to 3.16% for the year ended December 31, 2020, from 3.62% for the prior year. The compression in net interest margin was primarily due to the lower interest rate environment, the origination of low-yielding PPP loans, and the excess balance sheet liquidity which the Company strategically accumulated entering the economic downturn.

Provision for Credit Losses
For the year ended December 31, 2020, credit loss expense was $59.4 million, as compared to $1.6 million for the prior year. Credit loss expense for the year ended December 31, 2020 was significantly influenced by economic conditions related to the COVID-19 pandemic, as well as estimates of how those conditions may impact the Company’s borrowers, and the decision to sell higher risk commercial loans in the third quarter of 2020. Net loan charge-offs were $18.9 million for the year ended December 31, 2020, as compared to net loan charge-offs of $1.4 million in the prior year. The year ended December 31, 2020 included $14.6 million of charge-offs related to the sale of higher risk commercial loans and $3.3 million of charge-offs related to the sale of under-performing residential and consumer loans. Non-performing loans totaled $36.4 million at December 31, 2020, as compared to $17.8 million at December 31, 2019. At December 31, 2020, the Company’s allowance for credit losses for loans was 0.78% of total loans, as compared to 0.27% at December 31, 2019. These ratios exclude existing fair value credit marks of $28.0 million at December 31, 2020 and $30.3 million at December 31, 2019 on loans acquired from Two River, Country Bank, Capital Bank, Sun, Ocean Shore, Cape, and Colonial American. The allowance for credit losses for loans as a percent of total non-performing loans was 166.8% at December 31, 2020, as compared to 94.4% at December 31, 2019.
Other Income
For the year ended December 31, 2020, other income increased to $73.9 million, as compared to $42.2 million in the prior year. Other income for the year ended December 31, 2020 included $21.2 million of net gain on equity investments, $5.1 million of net gain on sale of PPP loans, and $2.8 million due to the acquisitions of Two River and Country Bank. The remaining increase in other income was due to increases in commercial loan swap income of $2.8 million, net gain on sales of loans of $2.5 million, net gain on real estate operations of $981,000, and bankcard services of $577,000, partly offset by a decrease in fees and service charges of $4.4 million. The waiver of certain fees during the COVID-19 pandemic may continue to suppress deposit fees income for the remainder of the public health crisis.
Operating Expenses
Operating expenses increased to $246.4 million for the year ended December 31, 2020, as compared to $189.1 million in the prior year. Operating expenses for the year ended December 31, 2020 included $37.8 million of merger related expenses, branch consolidation expenses, and FHLB advance prepayment fee as compared to $22.8 million of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer in the prior year. The remaining change in operating expenses over the prior year was primarily due to the acquisitions of Two River and Country Bank, which added $29.3 million for the year ended December 31, 2020. The remaining increase in operating expenses for the year ended December 31, 2020 was primarily due to increases in compensation and benefits expense of $7.6 million, operating expenses attributable to the COVID-19 pandemic of $4.5 million, professional fees of $3.6 million, and federal deposit insurance expense of $2.0 million, partly offset by decreases in equipment expense of $1.8 million, occupancy expense of $1.6 million, and check card processing of $680,000.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2020 was $17.7 million, as compared to $18.8 million for the prior year. The effective tax was 21.9% for the year ended December 31, 2020, as compared to 17.5% for the prior year. The higher effective tax rate for the year ended December 31, 2020 was due to the adverse impact of a New Jersey tax code change and a higher allocation of taxable income to New York due to the acquisition of Country Bank. The lower tax rate in the prior year period was also due to the reduction in income tax expense of $2.2 million from the revaluation of state deferred tax assets as a result of the change in New Jersey tax code. Excluding the impact of the New Jersey tax code change, the effective tax rate for the year ended December 31, 2019 was 19.6%.
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

Interest Income
Interest income for the year ended December 31, 2019 increased to $308.8 million, as compared to $276.7 million, in the prior year. Average interest-earning assets increased $595.9 million for the year ended December 31, 2019, as compared to the prior year. The average for the year ended December 31, 2019 was favorably impacted by $341.9 million of interest-earning assets acquired from Capital Bank. Average loans receivable, net, increased by $612.5 million for the year ended December 31, 2019, as compared to the prior year. The increase was primarily due to organic loan growth, as well as the acquisition of Capital Bank, which contributed $250.3 million to average loans receivable, net. The yield on average interest-earning assets increased to 4.36% for the year ended December 31, 2019, as compared to 4.27% for the prior year.
Interest Expense
Interest expense for the year ended December 31, 2019 was $52.8 million, as compared to $36.2 million in the prior year, due to an increase in average-interest bearing liabilities of $320.3 million, primarily related to the acquisition of Capital Bank. For the year ended December 31, 2019, the cost of average interest-bearing liabilities increased to 0.96% from 0.70% in the prior year. The total cost of deposits (including non-interest bearing deposits) was 0.61% for the year ended December 31, 2019, as compared to 0.39% in the prior year.
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
Provision for Loan Losses
For the year ended December 31, 2019, the provision for loan losses was $1.6 million, as compared to $3.5 million for the prior year. Net loan charge-offs were $1.4 million for the year ended December 31, 2019, as compared to net loan charge-offs of $2.6 million in the prior year. Non-performing loans totaled $17.8 million at December 31, 2019, as compared to $17.4 million at December 31, 2018. At December 31, 2019, the Company’s allowance for loan losses was 0.27% of total loans, as compared to 0.30% at December 31, 2018. These ratios exclude existing fair value credit marks of $30.3 million at December 31, 2019 and $31.6 million at December 31, 2018 on loans acquired from Capital Bank, Sun, Ocean Shore, Cape, and Colonial American. These loans were acquired at fair value with no related allowance for loan losses. The allowance for loan losses as a percent of total non-performing loans was 94.4% at December 31, 2019, as compared to 95.2% at December 31, 2018.
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
Operating Expenses
Operating expenses increased to $189.1 million for the year ended December 31, 2019, as compared to $186.3 million in the prior year. Operating expenses for the year ended December 31, 2019 included $22.8 million of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer as compared to $30.1 million of merger related and branch consolidation expenses in the prior year. Excluding the impact of merger related expenses, branch consolidation expenses, non-recurring professional fees, and compensation expense due to the retirement of an executive officer, the change in operating expenses over the prior year was primarily due to the Capital Bank acquisition, which added $6.3 million in expenses for the year ended December 31, 2019. The remaining increase in operating expenses, for the year ended December 31, 2019 from the prior year period was primarily due to increases in professional fees of $2.3 million, check card processing of $1.6 million, compensation and employee benefits expense of $1.3 million, and data processing of $1.0 million, partially offset by decreases in FDIC expense of $1.6 million, and occupancy of $1.1 million.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2019 was $18.8 million, as compared to $13.6 million for the prior year. The effective tax was 17.5% for the year ended December 31, 2019, as compared to 15.9% for the prior year. The

2019 period included the reduction in income tax expense of $2.2 million from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code. Excluding the impact of the New Jersey tax code change, the effective tax rate for the year ended December 31, 2019 was 19.6%. The lower effective tax rate in the prior year period was primarily due to Tax Reform which required the Company to revalue its deferred tax asset, resulting in a tax benefit of $1.9 million, for the year ended December 31, 2018. The remaining variance was due to larger tax benefits from employee stock option exercises in the prior year period.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances and other borrowings, including subordinated debt, and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple banks.
At December 31, 2020, the Bank had no outstanding overnight borrowings from the FHLB, compared to $270.0 million of outstanding overnight borrowings at December 31, 2019. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. FHLB advances, including overnight borrowings, totaled $0 at December 31, 2020, a decrease from $519.3 million at December 31, 2019.
The Company’s cash needs for the year ended December 31, 2020 were primarily satisfied by the increase in deposits, net proceeds from the issuance of subordinated notes and preferred stock, principal payments on mortgage-backed securities, proceeds from maturities and calls of debt investment securities, proceeds from sales of loans, and acquired cash from acquisitions. The cash was principally utilized for repayment of FHLB advances, loan originations, the repayment of short-term borrowings, and the purchase of debt and equity securities. The Company’s cash needs for the year ended December 31, 2019 were primarily satisfied by principal payments on loans and mortgage-backed securities, proceeds from maturities and calls of debt securities, increased deposits, increased borrowings and acquired cash from Capital Bank. The cash was principally utilized for loan originations, the purchase of loans receivable, the purchase of debt securities, and cash to fund the Two River acquisition.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At December 31, 2020, outstanding commitments to originate loans totaled $367.8 million and outstanding unused lines of credit totaled $1.04 billion, of which $668.1 million were commitments to commercial borrowers and $372.2 million were commitments to consumer borrowers and residential construction borrowers. The Bank expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $973.4 million at December 31, 2020. Based upon historical experience, management is optimistic about its ability to retain a significant portion of its renewing time deposits.
The Company has a detailed contingency funding plan and comprehensive reporting of funding trends on a monthly and quarterly basis which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios. In response to COVID-19, management identified additional sources of contingent liquidity, including expanded borrowing capacity with the FHLB, the Federal Reserve and existing correspondent bank relationships. In addition, in May 2020, the Company issued $125.0 million of subordinated notes at an initial rate of 5.25% and a stated maturity of May 15, 2030. The Company also issued $55.9 million of 7.0% fixed-to-floating rate non-cumulative perpetual preferred stock. The proceeds were retained to strengthen balance sheet liquidity entering the economic downturn.
Under the Company’s stock repurchase programs, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. The Company suspended its repurchase activity on February 28, 2020 in light of the COVID-19 pandemic, and subsequently determined to recommence repurchases under its existing stock repurchase plan in February 2021. For the year ended December 31, 2020, the Company repurchased 648,851 shares of common stock at a total cost of $14.8 million. For the year ended December 31, 2019, the Company repurchased 1.1 million shares of common stock at a total cost of $26.1 million. At December 31, 2020, there were 2.0 million shares available to be repurchased under the stock repurchase programs.
Cash dividends on common stock declared and paid during the year ended December 31, 2020 were $40.8 million, as compared to $34.2 million for the prior year. The increase in dividends was a result of additional shares issued in the acquisitions of Two

River and Country Bank. On January 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share. The dividend was payable on February 19, 2021 to common stockholders of record at the close of business on February 8, 2021. The Company also declared a quarterly cash dividend of $0.4375 per depository share, representing 1/40th interest in the Series A Preferred Stock, payable on February 15, 2021 to preferred stockholders of record on January 29, 2021.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of OceanFirst Bank, are capital distributions from the bank subsidiary, the issuance of preferred and common stock, and debt. For the year ended December 31, 2020, the Company received dividend payments of $54.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid, or be able to meet current debt obligations. At December 31, 2020, OceanFirst Financial Corp. held $108.5 million in cash.
The Company and the Bank satisfy the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations. See Regulation and Supervision—Bank Regulation – Capital Requirements.
At December 31, 2020, the Company maintained tangible stockholders’ equity of $960.1 million for a tangible stockholders’ equity to tangible assets ratio of 8.79%.
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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary in the mortgage banking industry. The Company is also obligated to repurchase under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. As a result of the COVID-19 pandemic, some of these loans were placed on forbearance and the Company may be required to repurchase them in future periods. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At December 31, 2020 and 2019, the reserve for repurchased loans and loss sharing obligations amounted to $1.2 million and $1.1 million, respectively.
The following table shows the contractual obligations of the Company by expected payment period as of December 31, 2020 (in thousands). Refer to Note 17 Leases, to the Consolidated Financial Statements for lease obligations. Further discussion of these commitments is included in Note 9 Borrowed Funds, and Note 13 Commitments, Contingencies, and Concentrations of Credit Risk, to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt obligations	$363,925	$128,649	$425	$476	$234,375
Commitments to originate loans	367,806	367,806	—	—	—
Commitments to fund unused lines of credit:
Commercial real estate	668,114	668,114	—	—	—
Consumer and residential construction	372,159	372,159	—	—	—
Purchase obligations	54,088	11,307	22,287	20,494	—
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
Impact of New Accounting Pronouncements
Accounting Pronouncements Adopted in 2020
ASU 2016-13: In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13. This ASU significantly changed how entities measure credit losses for financial assets and certain other instruments that are measured at amortized cost. The standard replaced the “incurred loss” approach with an “expected loss” model, which necessitates a forecast of lifetime losses. The new model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. The ASU simplifies the accounting model for purchased credit-impaired debt securities and loans. The standard’s provisions are to be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

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

As allowed by ASC 326, the Company elected not to maintain pools of loans accounted for under ASC 310-30. At December 31, 2019, purchase credit impaired (“PCI”) loans totaled $13.3 million. In accordance with the standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were troubled debt restructured loans as of the date of adoption. Upon adoption, the Company’s PCI loans were converted to PCD loans as defined by ASC 326. The transition adjustment for the PCI loans to PCD loans resulted in a reclassification of $3.2 million from the specific credit fair value adjustment to the allowance for credit losses on loans.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. At December 31, 2020, the Company utilized the December 15, 2020 forecast, from Oxford Economics, the most recent forecast available as of quarter end, to provide the macroeconomic forecasts for select variables.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications.

ASU 2017-04: In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU intends to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

ASU 2018-13: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU updates the disclosure requirements on Fair Value measurements by (1) removing: the disclosures for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements; (2) modifying: disclosures for timing of liquidation of an investee’s assets and disclosures for uncertainty in measurement as of reporting date; and (3) adding: disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring level 3 fair value measurements and disclosures for the range and weighted average of the significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted to any removed or modified disclosures and delay adoption of additional disclosures until the effective date. With the exception of the following, which should be applied prospectively, disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement, all other changes should be applied retrospectively to all periods presented upon the effective date. The adoption of this update did not have an impact on the Company’s consolidated financial statements. Refer to Note 15, Fair Value Measurements, for additional information.
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
Management of Interest Rate Risk (“IRR”)
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the IRR inherent in its lending, investment and deposit-taking activities. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages IRR.
The principal objectives of the Company’s IRR management function are to evaluate the IRR inherent in certain balance sheet accounts; determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives; and manage the risk consistent with Board approved guidelines. Through such management, the Company seeks to reduce the exposure of its operations to changes in interest rates. The Company monitors its IRR as such risk relates to its operating strategies. The Bank’s Board has established an Asset Liability Committee (“ALCO”) consisting of members of the Bank’s management, responsible for reviewing the Bank’s asset liability policies and the Bank’s IRR position. ALCO meets monthly and reports trends and the Company’s IRR position to the Board on a quarterly basis. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a substantial impact on the earnings of the Company.
The Bank utilizes the following strategies to manage IRR: (1) emphasizing the origination for portfolio of fixed-rate consumer mortgage loans generally having terms to maturity of not more than fifteen years, adjustable-rate loans, floating-rate and balloon maturity commercial loans, and consumer loans consisting primarily of home equity loans and lines of credit; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; and (3) managing the maturities of wholesale borrowings. The Bank may also sell fixed-rate mortgage loans into the secondary market. In determining whether to retain fixed-rate mortgages or to purchase fixed-rate MBS, management considers the Bank’s overall IRR position, the volume of such loans originated or the amount of MBS to be purchased, the loan or MBS yield and the types and amount of funding sources. The Bank may retain fixed-rate mortgage loan production or purchase fixed-rate MBS in order to improve yields and increase balance sheet leverage. During periods when fixed-rate mortgage loan production is retained, the Bank generally attempts to extend the maturity on part of its wholesale borrowings. During 2018 and 2019, the Bank generally retained newly originated mortgage loans in its portfolio. However, given the decline in the interest rate environment, in late 2019 and early 2020, the Bank determined to sell most of its 30 year fixed-rate residential real estate loan originations in the secondary market. The Company currently does not participate in financial futures contracts, interest rate swaps or other activities involving the use of off-balance-sheet derivative financial instruments, but may do so in the future to manage IRR.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position theoretically would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher-yielding assets. This may result in the yield on the institution’s assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap might experience a repricing of its assets at a slower rate than its interest-bearing liabilities, which, consequently, may result in its net interest income growing at a faster rate than an institution with a positive gap position.
The Company’s interest rate sensitivity is monitored through the use of an IRR model. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2020, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2020, the Company’s one-year gap was positive 18.05%, as compared to positive 4.31% at December 31, 2019. The increase was primarily due to the increase in cash liquidity. Except as stated below, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2020 on the basis of contractual maturities, anticipated prepayments, scheduled rate adjustments and the rate sensitivity of non-maturity deposits within a three month period and subsequent selected time intervals. Loans receivable reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Loans were projected to prepay at rates between 6% and 26% annually. Mortgage-backed securities were projected to prepay at rates between 14% and 25% annually. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have average lives of 7.3 years, 6.3 years and 8.3 years, respectively. Prepayment and average life assumptions can have a significant impact on the Company’s estimated gap.
There can be no assurance that projected prepayment rates for loans and mortgage-backed securities will be achieved or that projected average lives for deposits will be realized.

At December 31, 2020	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets (1):
Interest-earning deposits and short-term investments	$1,022,405	$1,225	$2,219	$—	$—	$1,025,849
Investment securities	78,233	78,334	132,972	62,977	138,158	490,674
Mortgage-backed securities	90,759	136,520	241,877	127,622	35,016	631,794
Equity investments	—	—	—	—	107,079	107,079
Restricted equity investments	—	—	—	—	51,705	51,705
Loans receivable, net (2)	2,083,828	1,531,388	2,283,549	1,120,890	781,975	7,801,630
Total interest-earning assets	3,275,225	1,747,467	2,660,617	1,311,489	1,113,933	10,108,731
Interest-bearing liabilities:
Interest-bearing checking accounts	1,446,820	154,681	399,057	331,147	1,315,161	3,646,866
Money market deposit accounts	73,252	53,129	124,264	101,738	431,138	783,521
Savings accounts	157,779	106,840	278,829	227,246	720,557	1,491,251
Time deposits	406,053	567,373	328,800	61,459	9,098	1,372,783
Securities sold under agreements to repurchase and other borrowings	231,840	195	425	130,461	1,004	363,925
Total interest-bearing liabilities	2,315,744	882,218	1,131,375	852,051	2,476,958	7,658,346
Interest sensitivity gap (3)	$959,481	$865,249	$1,529,242	$459,438	$(1,363,025)	$2,450,385
Cumulative interest sensitivity gap	$959,481	$1,824,730	$3,353,972	$3,813,410	$2,450,385	$2,450,385
Cumulative interest sensitivity gap as a percent of total interest-earning assets	9.49%	18.05%	33.18%	37.72%	24.24%	24.24%
(1)Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)For purposes of the gap analysis, loans receivable includes loans held-for-sale and non-performing loans gross of the allowance for credit losses for loans, unamortized discounts and deferred loan fees.
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

The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2020 and 2019 (dollars in thousands). For purposes of this table, the Company used prepayment and average life assumptions similar to those used in calculating the Company’s gap.

	December 31, 2020					December 31, 2019
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
300	$1,890,335	38.5%	17.3%	$340,098	16.2%	$1,242,674	5.1%	16.4%	$253,184	(0.6)%
200	1,752,255	28.4	15.7	325,436	11.2	1,246,011	5.4	16.0	254,424	(0.1)
100	1,578,917	15.7	13.9	309,644	5.8	1,227,428	3.8	15.3	254,996	0.1
Static	1,365,119	—	11.8	292,572	—	1,182,696	—	14.4	254,721	—
(100)	1,074,346	(21.3)	9.2	284,763	(2.7)	1,090,184	(7.8)	12.9	252,662	(0.8)
The change in interest rate sensitivity at December 31, 2020, as compared to December 31, 2019, was primarily due to the addition of Two River and Country Bank, the significant decline in interest rates during the period and the increase in cash liquidity.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that is material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

    Allowance for credit losses for loans evaluated on a collective portfolio segment basis

As discussed in Note 1 in the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 was $19.5 million, which included an allowance for credit losses on loans evaluated on a collective portfolio segment basis (January 1, 2020 collective ACL). As discussed in Note 5 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2020 was $60.7 million, which included an allowance for credit losses on loans evaluated on a collective portfolio segment basis (December 31, 2020 collective ACL). The Company’s methodology to measure the collective ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component of the loss estimation process utilizes a model, which includes the calculation of loss rates using an open pool method. Under this quantitative model, the Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The Company segments the commercial loan portfolios by risk rating and the residential and consumer loan portfolios by delinquency. The historical loss rate is adjusted for the economic forecast of select macroeconomic variables that consider both historical trends as well as forecasted trends for a single economic scenario. The adjusted loss rate is calculated for a reasonable and supportable forecast period and then reverts to the historical loss rate on a straight-line basis. The adjusted loss rate is then applied to the exposure at default on an undiscounted basis. The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative loss factor adjustments may increase or decrease the estimate of the expected credit losses. Qualitative loss factors are based on judgments of Company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, performance trends, regulatory changes, uncertainty in economic forecasts and other asset specific risk characteristics.

We identified the assessment of the January 1, 2020 and the December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the January 1, 2020 and December 31, 2020 collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the January 1, 2020 and December 31, 2020 collective ACL methodology, including the quantitative model used to estimate the (1) historical loss rates and the related significant assumptions, including portfolio segmentation, historical loan level loss experience, the reasonable and supportable forecast period, economic forecast of select macroeconomic variables, the reversion period and risk ratings for the commercial loan portfolios and (2) the qualitative loss factors, including the significant assumptions consisting of the adjustments made to account for the Company specific data, changes in underlying loan composition of specific portfolios, uncertainty of economic forecasts and other asset specific risk characteristics. The assessment also included an evaluation of the conceptual soundness and performance of the quantitative model utilized to produce the expected credit loss estimate. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:
•development of the collective ACL methodology, including the selection of the open pool loss-rate method
•identification and determination of the significant assumptions used in the quantitative model
•evaluation of risk ratings for commercial loans
•validation of the quantitative model to determine if it is fit for use and appropriate to estimate expected credit losses
•development of the qualitative loss factors, including the significant assumptions used in the measurement of the qualitative loss factors
•analysis of the allowance for credit losses results, trends and ratios.

We evaluated the Company’s process to develop the January 1, 2020 and the December 31, 2020 collective ACL estimates by testing certain sources of data, factors, and assumptions that Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the judgments made by the Company relative to the development of the quantitative model by comparing it to relevant Company-specific metrics and the applicable industry and regulatory practices
•assessing the conceptual soundness and design of the quantitative model by inspecting the Company’s model validation documentation to determine whether the model is suitable for its intended use
•assessing the selected economic forecast of macroeconomic variables through comparison to publicly available forecasts

•evaluating the historical loan level loss experience, and the lengths of the reasonable and supportable forecast period and reversion period by comparing them to specific portfolio risk characteristics and trends, the Company’s business environment, and relevant industry practices
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative loss factors and the effect those factors and their significant assumptions have on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 and the December 31, 2020 collective ACL estimates by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in developing the accounting estimates.

We have served as the Company’s auditor since 1989.

/s/ KPMG LLP

Short Hills, New Jersey
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OceanFirst Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited OceanFirst Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2021

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$1,272,134	$120,544
Debt securities available-for-sale, at estimated fair value (encumbered $5,339 at December 31, 2020 and $21,646 at December 31, 2019)	183,302	150,960
Debt securities held-to-maturity, net of allowance for credit losses of $1,715 at December 31, 2020 (estimated fair value of $968,466 at December 31, 2020 and $777,290 at December 31, 2019) (encumbered $418,719 at December 31, 2020 and $452,212 at December 31, 2019)	937,253	768,873
Equity investments, at estimated fair value	107,079	10,136
Restricted equity investments, at cost	51,705	62,356
Loans receivable, net of allowance for credit losses of $60,735 at December 31, 2020 and $16,852 at December 31, 2019	7,704,857	6,207,680
Loans held-for-sale	45,524	—
Interest and dividends receivable	35,269	21,674
Other real estate owned	106	264
Premises and equipment, net	107,094	102,691
Bank owned life insurance	265,253	237,411
Assets held for sale	5,782	3,785
Goodwill	500,319	374,632
Core deposit intangible	23,668	15,607
Other assets	208,968	169,532
Total assets	$11,448,313	$8,246,145
Liabilities and Stockholders’ Equity
Deposits	$9,427,616	$6,328,777
Federal Home Loan Bank ("FHLB") advances	—	519,260
Securities sold under agreements to repurchase with retail customers	128,454	71,739
Other borrowings	235,471	96,801
Advances by borrowers for taxes and insurance	17,296	13,884
Other liabilities	155,346	62,565
Total liabilities	9,964,183	7,093,026
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 57,370 shares issued at December 31, 2020 and no shares issued at December 31, 2019	1	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,040,894 shares issued and 60,392,043 and 50,405,048 shares outstanding at December 31, 2020 and December 31, 2019, respectively	609	519
Additional paid-in capital	1,137,715	840,691
Retained earnings	378,268	358,668
Accumulated other comprehensive income (loss)	621	(1,208)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(7,433)	(8,648)
Treasury stock, 648,851 and 1,586,808 shares at December 31, 2020 and December 31, 2019, respectively	(25,651)	(36,903)
Total stockholders’ equity	1,484,130	1,153,119
Total liabilities and stockholders’ equity	$11,448,313	$8,246,145
See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Income
(in thousands, except per share amount)

	For the Year Ended December 31,
	2020	2019	2018
Interest income:
Loans	$349,221	$279,931	$249,549
Mortgage-backed securities	14,037	15,300	16,034
Debt securities, equity investments and other	16,350	13,563	11,071
Total interest income	379,608	308,794	276,654
Interest expense:
Deposits	48,290	38,432	22,578
Borrowed funds	18,367	14,391	13,574
Total interest expense	66,657	52,823	36,152
Net interest income	312,951	255,971	240,502
Credit loss expense	59,404	1,636	3,490
Net interest income after credit loss expense	253,547	254,335	237,012
Other income:
Bankcard services revenue	11,417	10,263	9,228
Trust and asset management revenue	2,052	2,102	2,245
Fees and service charges	15,808	18,500	19,461
Net gain on sales of loans	8,278	16	668
Net gain (loss) on equity investments	21,214	267	(199)
Net gain (loss) from other real estate operations	35	(330)	(3,812)
Income from bank owned life insurance	6,424	5,420	5,105
Commercial loan swap income	8,080	5,285	669
Other	618	642	1,462
Total other income	73,926	42,165	34,827
Operating expenses:
Compensation and employee benefits	114,155	89,912	83,135
Occupancy	20,782	17,159	17,915
Equipment	7,769	7,719	8,319
Marketing	3,117	3,469	3,415
Federal deposit insurance and regulatory assessments	4,871	2,227	3,713
Data processing	17,467	14,814	13,286
Check card processing	5,458	5,956	4,209
Professional fees	12,247	9,338	4,963
Other operating expense	16,552	14,968	13,509
Amortization of core deposit intangible	6,186	4,027	3,811
FHLB advance prepayment fees	14,257	—	—
Branch consolidation expenses	7,623	9,050	3,151
Merger related expenses	15,947	10,503	26,911
Total operating expenses	246,431	189,142	186,337
Income before provision for income taxes	81,042	107,358	85,502
Provision for income taxes	17,733	18,784	13,570
Net income	63,309	88,574	71,932
Dividends on preferred shares	2,097	—	—
Net income available to common stockholders	$61,212	$88,574	$71,932
Basic earnings per share	$1.02	$1.77	$1.54
Diluted earnings per share	$1.02	$1.75	$1.51
Average basic shares outstanding	59,919	50,166	46,773
Average diluted shares outstanding	60,072	50,746	47,657

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$63,309	$88,574	$71,932
Other comprehensive income:
Unrealized gain (loss) on debt securities (net of tax expense of $411 and $470 in 2020 and 2019, respectively, and net of tax benefit of $33 in 2018)	1,039	1,655	(162)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $310, $404 and $1,186 in 2020, 2019, and 2018, respectively)	446	587	1,719
Reclassification adjustment for gains included in net income (net of tax expense of $101 and $53 in 2020 and 2018, respectively)	344	—	195
Total other comprehensive income	1,829	2,242	1,752
Total comprehensive income	65,138	90,816	73,684
Less: Dividends on preferred shares	2,097	—	—
Total comprehensive income available to common stockholders	$63,041	$90,816	$73,684

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
For the Year Ended December 31, 2020, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2017	$—	$336	$354,377	$271,023	$(5,349)	$(2,479)	$(15,967)	$601,941
Net income	—	—	—	71,932	—	—	—	71,932
Other comprehensive income, net of tax	—	—	—	—	1,752	—	—	1,752
Stock awards	—	2	3,036	—	—	—	—	3,038
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-01	—	—	—	(147)	147	—	—	—
Acquisition of common stock by ESOP	—	—	—	—	—	(8,400)		(8,400)
Allocation of ESOP stock	—	—	596	—	—	1,022	—	1,618
Cash dividend – $0.62 per share	—	—	—	(29,564)	—	—	—	(29,564)
Exercise of stock options	—	4	13,306	(8,188)	—	—	202	5,324
Acquisition of Sun Bancorp Inc.	—	141	386,648	—	—	—	15,765	402,554
Purchase 459,251 shares of common stock	—	—	—	—	—	—	(10,837)	(10,837)
Balance at December 31, 2018	—	483	757,963	305,056	(3,450)	(9,857)	(10,837)	1,039,358
Net income	—	—	—	88,574	—	—	—	88,574
Other comprehensive income, net of tax	—	—	—	—	2,242	—	—	2,242
Stock awards	—	2	3,859	—	—	—	—	3,861
Allocation of ESOP stock	—	—	366	—	—	1,209	—	1,575
Cash dividend – $0.68 per share	—	—	—	(34,241)	—	—	—	(34,241)
Exercise of stock options	—	2	2,054	(721)	—	—	—	1,335
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	76,481
Purchase 1,127,557 shares of common stock	—	—	—	—	—	—	(26,066)	(26,066)
Balance at December 31, 2019	—	519	840,691	358,668	(1,208)	(8,648)	(36,903)	1,153,119
Net income	—	—	—	63,309	—	—	—	63,309
Other comprehensive income, net of tax	—	—	—	—	1,829	—	—	1,829
Stock awards	—	2	4,256	—	—	—	—	4,258
Effect of adopting ASU No. 2016-13	—	—	—	(4)	—	—	—	(4)
Allocation of ESOP stock	—	—	(80)	—	—	1,215	—	1,135
Cash dividend – $0.68 per share	—	—	—	(40,820)	—	—	—	(40,820)
Exercise of stock options	—	2	2,027	(788)	—	—	—	1,241
Purchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)	(14,814)
Proceeds from preferred stock issuance, net of costs	1	—	55,528		—	—	—	55,529
Preferred stock dividend	—	—	—	(2,097)	—	—	—	(2,097)
Acquisition of Two River Bancorp	—	42	122,501	—	—	—	26,066	148,609
Acquisition of Country Bank Holding Company	—	44	112,792	—	—	—		112,836
Balance at December 31, 2020	$1	$609	$1,137,715	$378,268	$621	$(7,433)	$(25,651)	$1,484,130

See accompanying notes to consolidated financial statements.

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$63,309	$88,574	$71,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,453	8,363	8,706
Allocation of ESOP stock	1,135	1,575	1,618
Stock awards	4,258	3,861	3,038
Net excess tax expense (benefit) on stock compensation	123	(357)	(722)
Amortization of core deposit intangible	6,186	4,027	3,811
Net accretion of purchase accounting adjustments	(21,557)	(14,094)	(16,733)
Amortization of servicing asset	93	42	98
Net premium amortization in excess of discount accretion on securities	2,997	3,232	3,893
Net amortization of deferred costs on borrowings	553	216	262
Net amortization of deferred costs and discounts on loans	4,872	1,584	669
Credit loss expense	59,404	1,636	3,490
Deferred tax (benefit) provision	(4,615)	16,053	(4,568)
Net loss on sale and write-down of other real estate owned	(390)	20	2,359
Net write-down of fixed assets held-for-sale to net realizable value	3,853	7,532	4,024
Net gain on sale of fixed assets	(6)	(27)	(26)
Net (gain) loss on equity securities	(21,214)	(267)	199
Net gain on sales of loans	(8,278)	(16)	(668)
Proceeds from sales of mortgage loans held for sale	171,263	1,023	2,794
Mortgage loans originated for sale	(213,428)	(1,007)	(2,498)
Increase in value of bank owned life insurance	(6,424)	(5,420)	(5,105)
Net (gain) loss on sale of assets held for sale	(21)	17	(1,245)
(Increase) decrease in interest and dividends receivable	(9,434)	(397)	186
Decrease (increase) in other assets	17,030	(32,871)	27,301
Increase (decrease) in other liabilities	74,494	16,948	(10,264)
Total adjustments	69,347	11,673	20,619
Net cash provided by operating activities	132,656	100,247	92,551
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(428,444)	(215,881)	103,889
Purchases of loans receivable	—	(101,674)	(199,580)
Proceeds from sale of loans	449,462	5,901	10,412
Purchase of debt investment securities available-for-sale	(77,519)	(60,158)	(33,040)
Purchase of debt investment securities held-to-maturity	(28,796)	(4,381)	(6,486)
Purchase of debt mortgage-backed securities held-to-maturity	(195,277)	—	—
Purchase of equity investments	(96,519)	(214)	(191)
Proceeds from sale of equity investments	16,978	—	—
Proceeds from maturities and calls of debt investment securities available-for-sale	43,503	29,299	18,501
Proceeds from maturities and calls of debt investment securities held-to-maturity	53,959	43,256	52,543
Proceeds from sales of debt mortgage backed securities held-to-maturity	12,450	—	—
Proceeds from sales of debt investment securities available-for-sale	10,598	—	—
Principal repayments on debt mortgage-backed securities available-for-sale	306	503	655
Principal repayments on debt investment securities held-to-maturity	857	—	—
Principal repayments on debt mortgage-backed securities held-to-maturity	185,830	123,833	119,125

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from investing activities (continued):
Proceeds from bank owned life insurance	1,022	870	2,708
Proceeds from the redemption of restricted equity investments	78,190	122,535	106,807
Purchases of restricted equity investments	(59,525)	(127,794)	(127,048)
Proceeds from sales of other real estate owned	855	2,060	5,438
Proceeds from sales of assets held for sale	1,169	2,353	10,050
Purchases of premises and equipment	(14,728)	(5,075)	(11,487)
Cash held in escrow for acquisitions	—	(46,950)	—
Cash consideration received (paid) for acquisition, net of cash received	23,460	59,395	(3,743)
Net cash (used in) provided by investing activities	(22,169)	(172,122)	48,553
Cash flows from financing activities:
Increase (decrease) in deposits	1,507,943	65,687	(143,025)
(Decrease) increase in short-term borrowings	(226,018)	105,979	126,092
Proceeds from Federal Home Loan Bank advances	525,000	80,000	—
Repayments of Federal Home Loan Bank advances	(840,200)	(106,618)	(67,155)
Net proceeds from issuance of subordinated notes	122,180	—	—
Proceeds from Federal Reserve Bank Term advances	53,778	—	—
Repayments from Federal Reserve Bank Term advances	(53,778)	—	—
Repayments of other borrowings	(8,109)	(263)	(439)
(Decrease) increase in advances by borrowers for taxes and insurance	(2,803)	(182)	2,910
Exercise of stock options	1,241	1,335	5,324
Payment of employee taxes withheld from stock awards	(2,084)	(2,858)	(3,295)
Purchase of treasury stock	(14,814)	(26,066)	(10,837)
Net proceeds from the issuance of preferred stock	55,529	—	—
Acquisition of common stock by ESOP	—	—	(8,400)
Dividends paid	(42,917)	(34,241)	(29,564)
Net cash provided by (used in) financing activities	1,074,948	82,773	(128,389)
Net increase in cash and due from banks and restricted cash	1,185,435	10,898	12,715
Cash and due from banks and restricted cash at beginning of year	133,226	122,328	109,613
Cash and due from banks and restricted cash at end of year	$1,318,661	$133,226	$122,328
Supplemental disclosure of cash flow information:
Cash and due from banks at beginning of year	$120,544	$120,792	$109,613
Restricted cash at beginning of year	12,682	1,536	—
Cash and due from banks and restricted cash at beginning of year	$133,226	$122,328	$109,613
Cash and due from banks at end of year	$1,272,134	$120,544	$120,792
Restricted cash at end of year	46,527	12,682	1,536
Cash and due from banks and restricted cash at end of year	$1,318,661	$133,226	$122,328
Cash paid during the year for:
Interest	$66,454	$52,315	$36,447
Income taxes	5,742	20,006	2,317
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	756	991	2,905
Net loan charge-offs	18,859	1,361	2,634
Transfer of premises and equipment to assets held-for-sale	3,953	2,189	11,092
Transfer of loans receivable to other real estate owned	106	963	992
Transfer of loans receivable to loans held for sale	444,543	—	—
Unsettled trades of debt investment securities available-for-sale	(1,404)	—	—
Unsettled trades of debt investment securities held-to-maturity	(3,000)	—	—
Unsettled trades of equity securities	8,142	—	—

OCEANFIRST FINANCIAL CORP.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information (continued):
Acquisition:
Non-cash assets acquired:
Securities	$208,880	$103,775	$254,522
Restricted equity investments	5,334	313	16,967
Loans	1,558,480	307,778	1,517,345
Premises and equipment	9,744	3,389	19,892
Accrued interest receivable	4,161	1,390	5,621
Bank owned life insurance	22,440	10,460	85,238
Deferred tax asset	41	3,967	57,574
Other assets	10,073	1,278	6,343
Goodwill and other intangible assets, net	139,501	38,875	199,838
Total non-cash assets acquired	$1,958,654	$471,225	$2,163,340
Liabilities assumed:
Deposits	$1,594,403	$449,018	$1,616,073
Borrowings	92,618	—	127,727
Other liabilities	33,648	5,121	13,242
Total liabilities assumed	$1,720,669	$454,139	$1,757,042
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., and its wholly-owned subsidiary OceanFirst Management Corp., and its wholly-owned subsidiary OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, CBNJ Investments Corp., Country Property Holdings, Inc., and TRCB Investment Corp. Certain other subsidiaries were dissolved in 2020 and are included in the consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts previously reported have been reclassified to conform to the current year’s presentation.
Business
The Bank provides a range of community banking services to customers through a network of branches and offices throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The Bank is subject to competition from other financial institutions and certain technology companies. It is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of the accompanying consolidated financial statements, in conformity with these accounting principles, requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes, including in the economic environment, will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash items in the process of collection and interest-bearing deposits in other financial institutions. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Securities
Securities include debt securities held-to-maturity (“HTM”), and debt and equity securities available-for-sale (“AFS”). Debt securities include U.S. government and agency obligations, state and municipal obligations, corporate debt securities, collateralized loan obligations, and mortgage-backed securities which are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), or Small Business Administration (“SBA”) and collateralized mortgage obligations (“CMOs”).
Management determines the appropriate classification at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell prior to maturity, the securities are classified as HTM debt securities. Such securities are stated at amortized cost. Securities in the AFS category are securities which the Company may sell prior to maturity as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of comprehensive income. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Gains or losses on the sale of such securities are included in other income using the specific identification method.

During 2013, the Company transferred $536.0 million of previously designated AFS debt securities to HTM designation at estimated fair value. The Company has the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had an unrealized loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive income, net of subsequent amortization, which is being recognized over the remaining life of the securities.
Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Credit Losses for Available-for-Sale Debt Securities
As of January 1, 2020, the Company adopted ASC 326-30, Available-for-Sale Debt Securities. The adoption retained the fundamental nature of other-than-temporary impairment (“OTTI”) – that entities recognize credit losses only once securities become impaired. An AFS debt security is considered impaired when amounts are deemed uncollectible or when the company intends, or more likely than not will be required to sell, the AFS debt security before recovery of the amortized cost basis.

If a determination is made that an AFS debt security is impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as a credit loss expense through an allowance for credit losses. The credit loss expense will be limited to the difference between the security’s amortized cost basis and fair value and any future changes may be reversed, limited to the amount previously expensed, in the period they occur. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

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

On a quarterly basis the Company evaluates the AFS debt securities for impairment. Securities that are in an unrealized loss position are reviewed to determine if a credit loss exists based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether an impairment exists include: (a) the extent to which the fair value is less than the amortized cost basis, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) whether the Company intends to sell the security and whether it is more likely than not that the Company will not be required to sell the security.
Loans Receivable
Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, plus unamortized premiums less unearned discounts, net of deferred loan origination and commitment fees and costs, and the associated allowance for credit losses.
Loan origination and commitment fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the specifically identified loans, adjusted for actual prepayments. For each loan class, a loan is considered past due when a payment has not been received in accordance with the contractual terms. Loans which are more than 90 days past due, and other loans in the process of foreclosure are placed on non-accrual status. Interest income previously accrued on these loans, but not yet received, is reversed in the current period. Any interest subsequently collected is credited to income in the period of recovery only after the full principal balance has been brought current and has returned to accrual status. A loan is returned to accrual status when all amounts due have been received, payments remain current for a period of six months and the remaining principal and interest are deemed collectible.
Loans are charged-off in the period the loans, or portion thereof, are deemed uncollectible. The Company will record a loan charge-off to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale of the collateral.
Prior to the adoption of ASU 2016-13, the Company defined an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial and industrial loans in excess of $250,000. Impaired loans also include all loans modified as troubled debt restructurings. A loan is considered impaired when it is deemed probable that the Company will not collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio, except when they are modified in a troubled debt restructuring.
Loans Held for Sale
Loans held for sale are carried at the lower of unpaid principal balance, net, or estimated fair value on an aggregate basis. Estimated fair value is generally determined based on bid quotations from securities dealers.
Allowance for Credit Losses (“ACL”)
Under the Current Expected Credit Loss (“CECL”) model, the allowance for credit losses on financial assets is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets. The CECL model also applies to certain off-balance sheet credit exposures.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the ACL. For loans under forbearance as a result of Coronavirus Disease 2019 (“COVID-19”), the Company made a policy election to include the accrued interest receivable related to such loans in the amortized cost basis and therefore includes it in the measurement of the ACL. Accrued interest receivable at December 31, 2020 was $35.3 million, of which $8.0 million related to forbearance loans.

Expected credit losses are reflected in the ACL through a charge to credit loss expense. The Company’s estimate of the ACL reflects credit losses currently expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific financial assets, or portions thereof, are uncollectible, these amounts are charged-off against the ACL. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures the ACL of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial and industrial, commercial real estate - owner occupied, commercial real estate - investor (including commercial real estate - construction and land), residential real estate, consumer (including student loans) and HTM debt securities. The Company further segments the commercial loan portfolios by risk rating, and the residential and consumer loan portfolios by delinquency. The HTM portfolio is segmented by rating category.

The Company’s methodology to measure the ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component includes the calculation of loss rates using an open pool method. Under this method, the Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The historical loss rate is adjusted for select macroeconomic variables that consider both historical trends as well as forecasted trends for a single economic scenario. The adjusted loss rate is calculated for an eight quarter forecast period then reverts to the historical loss rate on a straight-line basis over four quarters. The Company differentiates its loss-rate method for HTM debt securities by looking to publicly available historical default and recovery statistics based on the attributes of issuer type, rating category and time to maturity. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Adjustments will not be made for information that has already been considered and included in the quantitative allowance. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in loan composition, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.

Collateral Dependent Financial Assets
For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell. Due to conditions caused by COVID-19, appraisals ordered in the current environment may not be indicative of the underlying loan collateral value. As such, the Company may require multiple valuation approaches (sales comparison approach, income approach, cost approach), as applicable. The Company will assess the individual facts and circumstances of COVID-19-related loan downgrades and, if a new appraisal is not necessary, an additional discount may be applied to an existing appraisal.

Troubled Debt Restructured (“TDR”) Loans
A loan that has been modified or renewed is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. So long as they share similar risk characteristics, TDRs may be collectively evaluated and included in the Company’s existing portfolio segments to measure the ACL, unless the TDR is collateral dependent. Loans modified in accordance with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act are not considered TDRs.

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

Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain acquired loans are grouped together according to similar risk characteristics and are aggregated when applying various valuation techniques. These cash flow evaluations are subjective as they require material estimates, all of which may be susceptible to significant change.

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

Beginning on January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.
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
Allowance for Loan Losses (Prior to January 1, 2020)
The allowance for loan losses (currently referred to as ACL on loans) represented a valuation account that reflected probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses was based on management’s evaluation of the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic and regulatory conditions, as well as organizational changes. The allowance for loan losses was maintained at an amount management considered sufficient to provide for probable losses.

Acquired loans that have not been renewed since acquisition, or that had a PCI mark, were excluded from the allowance for loan loss calculation. The Bank calculated a general valuation allowance for these excluded acquired loans without a PCI mark and compared that to the remaining general credit and interest rate marks. To the extent the remaining general credit and interest rate marks exceeded the calculated general valuation allowance, no additional reserve was required. If the calculated general valuation allowance exceeded the remaining general credit and interest rate marks, the Bank recorded an adjustment to the extent necessary.

The Bank’s allowance for loan losses included specific allowances and a general allowance, each updated on a quarterly basis. A specific allowance was determined for all impaired loans (excluding PCI loans). The Bank defined an impaired loan as all non-accrual commercial real estate, multi-family, land, construction and commercial loans (currently segmented as commercial real estate and commercial and industrial loans) in excess of $250,000 for which it was probable, based on current information, that the Company would not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also included all loans modified as TDRs. For collateral dependent loans, the specific allowance represented the difference between the Bank’s recorded investment in the loan, net of any interim charge-offs, and the estimated fair value of the collateral, less estimated selling costs. Impairment for all other impaired loans was calculated based on a combination of the estimated fair value of non-real estate collateral, personal guarantees, or the present value of the expected future cash flows.

A general allowance was determined for all loans that were not individually evaluated for impairment (excluding acquired loans that have not been renewed under the Bank’s underwriting criteria). In determining the level of the general allowance, the Bank segmented the loan portfolio into portfolio segments. The portfolio segments were further segmented by delinquency status or risk rating. An estimated loss factor was then applied to the outstanding principal loan balance of the delinquency status or risk rating category for each portfolio segment. To determine the loss factor, the Bank utilized historical loss experience adjusted for certain qualitative factors and the loss emergence period.

The Bank’s historical loss experience was based on a rolling 36-month look-back period for each portfolio segment. The look-back period was selected based on (1) management’s judgment that this period captured sufficient loss events (in both dollar terms and number of individual events) to be relevant; and (2) that the Bank’s underwriting criteria and risk characteristics have remained relatively stable throughout this period. The historical loss experience was adjusted for certain qualitative factors including, but not limited to, (1) delinquency trends, (2) net charge-off trends, (3) nature and volume of the loan portfolio, (4) loan policies and underwriting standards, (5) experience and ability of lending personnel, (6) concentrations of credit, (7) loan review system, and external factors such as (8) changes in current economic conditions, (9) local competition and (10) regulation. Economic factors that the Bank considered in its estimate of the allowance for loan losses included: local and regional trends in economic growth, unemployment and real estate values. The Bank considered the applicability of each of these qualitative factors in estimating the general allowance for each portfolio segment. Each quarter, the Bank considered the current conditions for each of the qualitative factors, as well as a forward-looking view on trends and events, to support an assessment unique to each portfolio segment.

The Bank calculated and analyzed the loss emergence period on an annual basis or more frequently if conditions warranted. The Bank’s methodology was to use loss events in the past 12 quarters to determine the loss emergence period for each loan segment. The loss emergence period was specific to each portfolio segment and represented the amount of time that has elapsed between (1) the occurrence of a loss event, which resulted in a potential loss and (2) the confirmation of the potential loss, when the Bank recorded an initial charge-off or downgrades the risk-rating of the loan to substandard.

The Bank also maintained an unallocated portion of the allowance for loan losses. The primary purpose of the unallocated component was to account for the inherent factors that could not be practically assigned to individual loss categories, including the periodic update of appraisals, subjectivity of the Bank’s credit review and risk rating process, and economic conditions that may not have been fully captured in the Bank’s loss history or qualitative factors.
Reserve for Repurchased Loans and Loss Sharing Obligations
The reserve for repurchased loans and loss sharing obligations relates to potential losses on loans sold which may have to be repurchased due to a violation of representations and warranties, an estimate of the Bank’s obligation under a loss sharing arrangement for loans sold to the FHLB as well as the potential repair requests for guaranteed loans sold to the SBA. Provisions for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. The reserve represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements and loss sharing obligations over the period of repurchase risk. The reserve for repurchased loans and loss sharing obligations, as well as SBA repair requests, is included in other liabilities on the Company’s consolidated statement of financial condition.
Other Real Estate Owned (“OREO”)
Other real estate owned is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over estimated fair value is charged to the allowance for credit losses for loans. Operating results from other real estate owned, including rental income, operating expenses, gains and losses realized from the sales of other real estate owned and subsequent write-downs are recorded as incurred.
Premises and Equipment
Land is carried at cost and premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization or, in the case of acquired premises, the estimated fair value on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or leases. Generally, depreciable lives are as follows: computer equipment: 3 years; furniture, fixtures and other electronic equipment: 5 years; building improvements: 10 years; and buildings: 30 years. Repair and maintenance items are expensed and improvements are capitalized. Gains and losses on dispositions are reflected in current operations.
Leases
The Company recognizes operating lease agreements on the consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The ROU asset and lease liability are calculated as the present value of the minimum lease payments over the lease term, discounted for the rate implicit in the lease, provided the rate is readily determinable. Refer to Note 17 Leases for a further discussion on leases.
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

Intangible Assets
Intangible assets resulting from acquisitions, under the acquisition method of accounting, consists of goodwill and core deposit intangibles. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company prepares a qualitative assessment, and if necessary, a quantitative assessment, in determining whether goodwill may be impaired. The factors considered in the qualitative assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. Under a quantitative assessment, the Company will estimate the fair value of the Company by utilizing a weighted discounted cash flow method, guideline public company method and transaction method. The Company completes its annual goodwill impairment test as of August 31 and evaluates triggering events during interim periods, as applicable.
Segment Reporting
The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates throughout New Jersey and the metropolitan areas of Philadelphia and New York City. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding and potential common stock, utilizing the treasury stock method. All share amounts exclude unallocated shares of stock held by the ESOP and by the Incentive Plans. Refer to Note 12 Incentive Plan, for a discussion of the incentive plans.
Impact of New Accounting Pronouncements
Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changed how entities measure credit losses for financial assets and certain other instruments that are measured at amortized cost. The standard replaced the “incurred loss” approach with an “expected loss” model, which necessitates a forecast of lifetime losses. The new model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to AFS debt securities. The ASU simplifies the accounting model for purchased credit-impaired debt securities and loans. The standard’s provisions are to be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. At December 31, 2020, the Company utilized the December 15, 2020 forecast, from Oxford Economics, the most recent forecast available as of quarter end, to provide the macroeconomic forecasts for select variables.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU updates the disclosure requirements on Fair Value measurements by: (1) removing: the disclosures for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements; (2) modifying: disclosures for timing of liquidation of an investee’s assets and disclosures for uncertainty in measurement as of reporting date; and (3) adding: disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring level 3 fair value measurements and disclosures for the range and weighted average of the significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted to any removed or modified disclosures and delay adoption of additional disclosures until the effective date. With the exception of the following, which should be applied prospectively, disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement, all other changes should be applied retrospectively to all periods presented upon the effective date. The adoption of this update did not have an impact on the Company’s consolidated financial statements. Refer to Note 15 Fair Value Measurements, for additional information.
Note 2. Regulatory Matters
Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2020, the Bank was required to maintain a minimum ratio of Tier 1 capital to total average assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.5%. These ratios include the impact of the required 2.50% capital conservation buffer. With its conversion to a bank holding company on January 31, 2018, the Company became subject to substantially similar consolidated capital requirements imposed by Federal Reserve Board (“FRB”) regulations.
Under the regulatory framework for prompt corrective action, Federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier 1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2020 and 2019, the Company and the Bank exceeded all regulatory capital requirements currently applicable.

The following is a summary of the Bank’s and the Company’s regulatory capital amounts and ratios as of December 31, 2020 and 2019 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

As of December 31, 2020	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$942,122	8.48%	$444,648	4.00%		$555,810	5.00%
Common equity Tier 1 (to risk-weighted assets)	942,122	12.11	544,625	7.00	(1)	505,724	6.50
Tier 1 capital (to risk-weighted assets)	942,122	12.11	661,331	8.50	(1)	622,429	8.00
Total capital (to risk-weighted assets)	1,004,480	12.91	816,938	10.50	(1)	778,036	10.00
Company:
Tier 1 capital (to average assets)	$998,273	9.44%	$423,028	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	871,385	11.05	552,075	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	998,273	12.66	670,377	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,230,370	15.60	828,113	10.50	(1)	N/A	N/A

As of December 31, 2019	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$779,108	10.03%	$310,798	4.00%		$388,498	5.00%
Common equity Tier 1 (to risk-weighted assets)	779,108	12.98	420,106	7.00	(1)	390,099	6.50
Tier 1 capital (to risk-weighted assets)	779,108	12.98	510,129	8.50	(1)	480,121	8.00
Total capital (to risk-weighted assets)	797,339	13.29	630,159	10.50	(1)	600,152	10.00
Company:
Tier 1 capital (to average assets)	$791,746	10.17%	$311,289	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	729,095	12.14	420,273	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	791,746	13.19	510,331	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	844,977	14.07	630,409	10.50	(1)	N/A	N/A
(1)    Includes the Capital Conservation Buffer of 2.50%.
The Bank satisfies the criteria to be well-capitalized under the Prompt Corrective Action Regulations.
On January 1, 2019, the full capital conservation buffer requirement, of 2.50%, became effective. Capital distributions and certain discretionary bonus payments are limited if the capital conservation buffer is not maintained. Applicable regulations also impose limitations upon capital distributions by the Company, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital minimum requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3. Business Combinations
The Company incurred merger related expenses of $15.9 million, $10.5 million, and $26.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. The following table summarizes the merger related expenses for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Data processing fees	$3,758	$2,514	$6,017
Professional fees	3,638	4,239	4,414
Employee severance payments	7,727	2,942	15,660
Other/miscellaneous fees	824	808	820
Merger related expenses	$15,947	$10,503	$26,911
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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Two River, net of total consideration paid (in thousands):

At January 1, 2020
Estimated Fair Value
Total purchase price:	$197,050
Assets acquired:
Cash and cash equivalents	$51,102
Securities	64,381
Loans	940,072
Accrued interest receivable	2,382
Bank owned life insurance	22,440
Deferred tax assets, net	3,158
Other assets	15,956
Core deposit intangible	12,130
Total assets acquired	1,111,621
Liabilities assumed:
Deposits	(941,750)
Other liabilities	(59,026)
Total liabilities assumed	(1,000,776)
Net assets acquired	$110,845
Goodwill recorded in the merger	$86,205
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the estimates and uncertainties used to determine fair value as of the closing date become available. As of January 1, 2021, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.
Country Bank Holding Company, Inc. Acquisition
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”), which after purchase accounting adjustments added $793.7 million to assets, $618.4 million to loans, and $652.7 million to deposits. Total consideration paid for Country Bank was $112.8 million. Country Bank was merged with and into the Company on the date of acquisition.
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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Country Bank, net of total consideration paid (in thousands):

At January 1, 2020
Estimated Fair Value
Total purchase price:	$112,836
Assets acquired:
Cash and cash equivalents	$20,799
Securities	144,499
Loans	618,408
Accrued interest receivable	1,779
Deferred tax assets, net	(3,117)
Other assets	9,195
Core deposit intangible	2,117
Total assets acquired	793,680
Liabilities assumed:
Deposits	(652,653)
Other liabilities	(67,240)
Total liabilities assumed	(719,893)
Net assets acquired	$73,787
Goodwill recorded in the merger	$39,049
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the estimates and uncertainties used to determine fair value as of the closing date become available. As of January 1, 2021, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.
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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Capital Bank, net of total consideration paid (in thousands):

At January 31, 2019
Estimated Fair Value
Total Purchase Price:	$76,834
Assets acquired:
Cash and cash equivalents	$59,748
Securities	103,775
Loans	307,300
Accrued interest receivable	1,390
Bank owned life insurance	10,460
Deferred tax assets, net	4,101
Other assets	4,980
Core deposit intangible	2,662
Total assets acquired	494,416
Liabilities assumed:
Deposits	(449,018)
Other liabilities	(5,210)
Total liabilities assumed	(454,228)
Net assets acquired	$40,188
Goodwill recorded in the merger	$36,646
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the estimates and uncertainties used to determine fair value as of the closing date become available. On January 31, 2020, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.
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

At January 31, 2018
Estimated Fair Value
Total Purchase Price:	$474,930
Assets acquired:
Cash and cash equivalents	$68,632
Securities	254,522
Loans	1,517,345
Accrued interest receivable	5,621
Bank owned life insurance	85,238
Deferred tax assets, net	57,597
Other assets	43,202
Core deposit intangible	11,897
Total assets acquired	2,044,054
Liabilities assumed:
Deposits	(1,616,073)
Borrowings	(127,727)
Other liabilities	(13,242)
Total liabilities assumed	(1,757,042)
Net assets acquired	$287,012
Goodwill recorded in the merger	$187,918
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the estimates and uncertainties used to determine fair value as of the closing date become available. On January 31, 2019, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Sun operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2018) through December 31, 2018; regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through December 31, 2019; and regarding Two River and Country Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 1, 2020) through December 31, 2020. In addition, the table provides condensed pro forma financial information assuming the Two River, Country Bank, Sun and Capital Bank acquisitions had been completed as of January 1, 2018, for the year ended December 31, 2018, and January 1, 2019 for the year ended December 31, 2019. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of Two River’s, Country Bank’s, Sun’s and Capital Bank’s operations. The pro forma information reflects adjustments related to certain purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects.

	Two River Actual from January 1, 2020 to December 31, 2020	Country Bank Actual from January 1, 2020 to December 31, 2020	Capital Bank Actual from January 31, 2019 to December 31, 2019	Sun Actual from January 31, 2018 to December 31, 2018	Pro forma Year ended December 31, 2019	Pro forma Year ended December 31, 2018
(in thousands, except per share amounts)	(unaudited)
Net interest income	$41,978	$27,411	$17,090	$63,889	$329,327	$337,118
Credit loss expense	6,117	4,481	385	1,215	2,686	4,545
Non-interest income	2,688	45	1,456	7,961	47,484	43,677
Non-interest expense	27,431	17,993	12,482	35,184	240,913	258,072
Provision for income taxes	2,686	1,204	1,193	7,090	23,870	21,098
Net income	$8,432	$3,778	$4,486	$28,361	$109,342	$97,080
Fully diluted earnings per share					$1.79	$1.56
Core Deposit Intangible
The estimated future amortization expense for the core deposit intangible over the next five years and thereafter is as follows (in thousands):

For the Year Ended December 31,	Amortization Expense
2021	$5,452
2022	4,718
2023	3,984
2024	3,250
2025	2,516
Thereafter	3,748
Total	$23,668
Fair Value Measurement of Assets Acquired and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Two River, Country Bank, Sun and Capital Bank acquisitions were as follows. Refer to Note 15 Fair Value Measurements, for a discussion of the fair value hierarchy.
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
To prepare the interest rate fair value analysis, loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by the Company’s management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment.
The general credit fair value adjustment was calculated using a two-step analysis: (1) expected lifetime losses and (2) estimated fair value adjustments for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the acquired bank or historical loss experiences of peer groups where deemed appropriate. The adjustment related to qualitative factors, if any, was impacted by general economic conditions and the risk related to lack of experience with the originator’s underwriting process.
To calculate the specific credit fair value adjustment, subsequent to January 1, 2020, the Company identified loans that experienced more-than-insignificant deterioration in credit quality since origination. Loans meeting this criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
Premises and Equipment
Fair value estimates were based upon appraisals from independent third parties. In addition to owned properties, Two River operated 14 properties, Country Bank operated five properties, Sun operated 21 properties, and Capital Bank operated one property, subject to lease agreements.
Deposits and Core Deposit Premium
Core deposits were considered to be non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisitions. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and was valued utilizing Level 2 inputs. The core deposit premiums totaled $12.1 million, $2.1 million, $2.7 million and $11.9 million, for the acquisitions of Two River, Country Bank, Sun and Capital Bank, respectively, and is being amortized over its estimated useful life of approximately 10 years under an accelerated method.
Time deposits are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of time deposits were determined by calculating the present value of the expected contractual payments discounted by market rates for similar time deposits and is valued utilizing Level 2 inputs.
Borrowings
Fair value estimates were based on discounting contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Note 4. Securities
The amortized cost, estimated fair value and allowance for credit losses of debt securities available-for-sale and held-to-maturity at December 31, 2020 and 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At December 31, 2020
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$173,790	$3,152	$(2)	$176,940	$—
Collateralized loan obligations	6,174	—	(4)	6,170	—
Total investment securities	179,964	3,152	(6)	183,110	—
Mortgage-backed securities - FNMA	190	2	—	192	—
Total debt securities available-for-sale	$180,154	$3,154	$(6)	$183,302	$—
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	$238,405	$11,500	$(231)	$249,674	$(48)
Corporate debt securities	72,305	1,615	(2,652)	71,268	(1,550)
Total investment securities	310,710	13,115	(2,883)	320,942	(1,598)
Mortgage-backed securities:
FHLMC	232,942	5,383	(124)	238,201	—
FNMA	293,615	7,640	(147)	301,108	—
GNMA	67,334	2,014	(12)	69,336	—
SBA	5,392	—	(60)	5,332	—
CMO	32,321	1,226	—	33,547	(117)
Total mortgage-backed securities	631,604	16,263	(343)	647,524	(117)
Total debt securities held-to-maturity	$942,314	$29,378	$(3,226)	$968,466	$(1,715)
Total debt securities	$1,122,468	$32,532	$(3,232)	$1,151,768	$(1,715)
There was no allowance for credit losses on debt securities available-for-sale at December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2019
Debt securities available-for-sale:
Investment securities:
U.S. government and agency obligations	$149,120	$1,408	$(93)	$150,435
State and municipal obligations	25	—	—	25
Total investment securities	149,145	1,408	(93)	150,460
Mortgage-backed securities - FNMA	495	5	—	500
Total debt securities available-for-sale	$149,640	$1,413	$(93)	$150,960
Debt securities held-to-maturity:
Investment securities:
U.S. government and agency obligations	$4,984	$14	$—	$4,998
State and municipal obligations	124,430	1,537	(208)	125,759
Corporate debt securities	79,547	833	(2,421)	77,959
Total investment securities	208,961	2,384	(2,629)	208,716
Mortgage-backed securities:
FHLMC	206,985	2,221	(524)	208,682
FNMA	244,428	2,680	(493)	246,615
GNMA	110,661	939	(212)	111,388
SBA	1,940	—	(51)	1,889
Total mortgage-backed securities	564,014	5,840	(1,280)	568,574
Total debt securities held-to-maturity	$772,975	$8,224	$(3,909)	$777,290
Total debt securities	$922,615	$9,637	$(4,002)	$928,250

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the year ended December 31, 2020 (in thousands):

	Investment Securities	Mortgage-backed Securities
Allowance for credit losses
Beginning balance	$—	$—
Impact of CECL adoption	(1,268)	—
Provision for credit loss expense	(330)	(117)
Total ending allowance balance	$(1,598)	$(117)

During the third quarter 2013, the Bank transferred $536.0 million of previously designated available-for-sale debt securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer which continues to be reflected in accumulated other comprehensive loss on the consolidated statement of financial condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Amortized cost	$942,314	$772,975
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Allowance for credit loss	(1,715)	—
Accretion of net unrealized loss on securities reclassified as held-to-maturity	10,001	9,245
Carrying value	$937,253	$768,873

During the year ended December 31, 2020 there were $476,000 of realized gains on debt securities. There were no realized gains or losses on debt securities for the year ended December 31, 2019.
The amortized cost and estimated fair value of investment securities at December 31, 2020 by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2020, corporate debt securities with an amortized cost and estimated fair value of $53.8 million and $52.9 million, respectively, were callable prior to the maturity date.

December 31, 2020	Amortized Cost	Estimated Fair Value
Less than one year	$97,822	$98,394
Due after one year through five years	195,949	201,798
Due after five years through ten years	93,596	92,120
Due after ten years	103,307	111,740
Total investment securities	$490,674	$504,052
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $435.9 million and $475.6 million at December 31, 2020 and 2019, respectively, including $152.7 million and $81.4 million at December 31, 2020 and 2019, respectively, pledged as collateral for securities sold under agreements to repurchase.
At December 31, 2020, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at December 31, 2020 and December 31, 2019, segregated by the duration of the unrealized losses, are as follows (in thousands):

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$17,029	$(2)	$—	$—	$17,029	$(2)
Collateralized loan obligations	4,766	(4)	—	—	4,766	(4)
Total debt securities available-for-sale	21,795	(6)	—	—	21,795	(6)
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	2,823	(23)	7,509	(208)	10,332	(231)
Corporate debt securities	10,192	(255)	35,935	(2,397)	46,127	(2,652)
Total investment securities	13,015	(278)	43,444	(2,605)	56,459	(2,883)
Mortgage-backed securities:
FHLMC	24,661	(117)	669	(7)	25,330	(124)
FNMA	39,365	(128)	939	(19)	40,304	(147)
GNMA	5,856	(11)	207	(1)	6,063	(12)
SBA	3,626	(12)	1,706	(48)	5,332	(60)
Total mortgage-backed securities	73,508	(268)	3,521	(75)	77,029	(343)
Total debt securities held-to-maturity	86,523	(546)	46,965	(2,680)	133,488	(3,226)
Total debt securities	$108,318	$(552)	$46,965	$(2,680)	$155,283	$(3,232)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
Investment securities - U.S. government and agency obligations	$25,021	$(54)	$22,451	$(39)	$47,472	$(93)
Total debt securities available-for-sale	25,021	(54)	22,451	(39)	47,472	(93)
Debt securities held-to-maturity:
Investment securities:
State and municipal obligations	7,308	(58)	14,531	(150)	21,839	(208)
Corporate debt securities	9,727	(213)	37,628	(2,208)	47,355	(2,421)
Total investment securities	17,035	(271)	52,159	(2,358)	69,194	(2,629)
Mortgage-backed securities:
FHLMC	6,329	(29)	38,641	(495)	44,970	(524)
FNMA	13,682	(59)	38,568	(434)	52,250	(493)
GNMA	30,268	(93)	19,828	(119)	50,096	(212)
SBA	—	—	1,889	(51)	1,889	(51)
Total mortgage-backed securities	50,279	(181)	98,926	(1,099)	149,205	(1,280)
Total debt securities held-to-maturity	67,314	(452)	151,085	(3,457)	218,399	(3,909)
Total debt securities	$92,335	$(506)	$173,536	$(3,496)	$265,871	$(4,002)

At December 31, 2020, the amortized cost, estimated fair value and credit rating of the individual corporate debt securities in an unrealized loss position for greater than one year are as follows (in thousands):

	As of December 31, 2020
Security Description	Amortized Cost	Estimated Fair Value	Credit Rating Moody’s/S&P
Chase Capital	$10,000	$9,479	Baa1/BBB-
Wells Fargo Capital	5,000	4,702	A1/BBB-
Huntington Capital	5,000	4,546	Baa2/BB+
Keycorp Capital	5,000	4,647	Baa2/BB+
PNC Capital	5,000	4,743	Baa1/BBB-
State Street Capital	3,332	3,147	A3/BBB
SunTrust Capital	5,000	4,671	Not Rated/BBB-
Total	$38,332	$35,935

At December 31, 2020, the estimated fair value of each of the above corporate debt securities was below cost. The Company concluded that these corporate debt securities were only temporarily impaired at December 31, 2020. In concluding that the impairments were only temporary, the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either FHLMC, FNMA, GNMA, or SBA, corporations which are chartered by the United States Government and whose debt obligations are typically rated AA+ by one of the internationally-recognized credit rating services. Additionally, there are private label commercial mortgage-backed securities with credit ratings from multiple credit rating services ranging between Aaa and Aa2. The Company considers the unrealized losses to be the result of changes in interest rates, and not credit quality, which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were only temporarily impaired at December 31, 2020.
State and municipal obligations are securities issued by state and local governments for various purposes. The Company is not aware of any information subsequent to the purchase of any state and municipal obligation that indicates an inability on the part of an issuer to meet all of its financial commitments. The weighted average credit rating of these securities is Aa/AA with no credit rating below Baa2/BBB. The Company has the ability and stated intention to hold these securities to maturity at which time the Company expects to receive full repayment. Current unrealized losses are considered to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the securities. As a result, the Company concluded that these securities were not impaired as of December 31, 2020.

The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. The following table summarized the amortized cost of debt securities held-to-maturity at December 31, 2020 aggregated by credit quality indicator (in thousands):

	AAA	AA	A	BBB	BB	Total
As of December 31, 2020
Investment securities:
State and municipal obligations	$34,091	$130,218	$59,272	$14,824	$—	$238,405
Corporate debt securities	—	496	11,978	48,498	11,333	72,305
Total investment securities	34,091	130,714	71,250	63,322	11,333	310,710
Mortgage-backed securities:
CMO	11,118	21,203	—	—	—	32,321
Total mortgage-backed securities	11,118	21,203	—	—	—	32,321
Total debt securities held-to-maturity	$45,209	$151,917	$71,250	$63,322	$11,333	$343,031
At December 31, 2020, and 2019, the Company held equity investments at an estimated fair value of $107.1 million and $10.1 million, respectively. The equity investments primarily comprised of select financial services institutions’ common stocks paying attractive dividends.
During the year ended December 31, 2020, there were $5.4 million of realized gains on equity securities. There were no realized gains or losses on equity securities for the year ended December 31, 2019. The realized and unrealized gains on equity securities for the year ended December 31, 2020 are shown in the table below (in thousands).

For the year ended
December 31, 2020
Net gain on equity investments	$21,214
Less: Net gains recognized on equity securities sold	5,401
Unrealized gain recognized on equity securities still held	$15,813

Note 5. Loans Receivable, Net
Loans receivable, net, at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Commercial:
Commercial and industrial (1)	$470,656	$396,434
Commercial real estate - owner occupied	1,145,065	792,653
Commercial real estate - investor	3,491,464	2,296,410
Total commercial	5,107,185	3,485,497
Consumer:
Residential real estate	2,309,459	2,321,157
Home equity loans and lines	285,016	318,576
Other consumer	54,446	89,422
Total consumer	2,648,921	2,729,155
Total loans receivable	7,756,106	6,214,652
Deferred origination costs, net of fees	9,486	9,880
Allowance for credit losses	(60,735)	(16,852)
Total loans receivable, net	$7,704,857	$6,207,680
(1)The commercial and industrial loans balance at December 31, 2020 includes Paycheck Protection Program (“PPP”) loans of $95.4 million.
The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. Generally, risk ratings for loans on forbearance pursuant to the CARES Act are not re-evaluated until the initial 90-day forbearance period ends. At that time, risk ratings are updated with an emphasis on industries that were heavily impacted by the pandemic, as well as individual borrower liquidity, and other measures of resiliency as described below. The Company evaluates risk ratings on an ongoing basis and as such, adversely rated loans will be re-evaluated as government restrictions end and businesses resume normal operations. The Company uses the following definitions for risk ratings:
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
    Substandard: Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. This includes borrowers whose operations were negatively affected by the pandemic and whom, in the Bank’s assessment, do not have adequate liquidity available to resume operations at levels sufficient to service their current debt levels. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
    Doubtful: Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table summarizes total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Total
December 31, 2020
Commercial and industrial
Pass	$137,262	$40,737	$27,967	$18,845	$33,568	$59,339	$134,140	$451,858
Special Mention	150	583	826	1,422	907	118	1,429	5,435
Substandard	581	1,284	1,243	809	439	1,706	7,301	13,363
Total commercial and industrial	137,993	42,604	30,036	21,076	34,914	61,163	142,870	470,656
Commercial real estate - owner occupied
Pass	96,888	114,506	122,962	124,050	104,264	428,423	18,932	1,010,025
Special Mention	—	3,512	8,240	1,023	17,115	17,811	439	48,140
Substandard	—	34,670	9,001	3,404	3,677	35,509	639	86,900
Total commercial real estate - owner occupied	96,888	152,688	140,203	128,477	125,056	481,743	20,010	1,145,065
Commercial real estate - investor
Pass	$635,930	$628,435	$317,104	$426,268	$281,876	$812,062	$194,913	$3,296,588
Special Mention	—	15,979	17,113	15,225	4,234	55,872	149	108,572
Substandard	4,311	9,217	1,931	17,222	11,474	36,326	5,823	86,304
Total commercial real estate - investor	640,241	653,631	336,148	458,715	297,584	904,260	200,885	3,491,464
Consumer:
Residential real estate (1)
Pass	$595,982	$437,593	$226,435	$166,773	$146,237	$729,037	$—	$2,302,057
Special Mention	—	532	—	—	446	2,186	—	3,164
Substandard	570	—	1,489	221	—	1,958	—	4,238
Total residential real estate	596,552	438,125	227,924	166,994	146,683	733,181	—	2,309,459
Consumer (1)
Pass	24,954	26,659	83,296	25,469	16,565	156,276	2,145	335,364
Special Mention	—	—	—	—	150	382	—	532
Substandard	—	—	—	—	—	3,566	—	3,566
Total consumer	24,954	26,659	83,296	25,469	16,715	160,224	2,145	339,462
Total loans receivable	$1,496,628	$1,313,707	$817,607	$800,731	$620,952	$2,340,571	$365,910	$7,756,106
(1)For residential real estate and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

An analysis of the allowance for credit losses on loans for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Investor	Residential Real Estate	Consumer	Unallocated	Total
For the Year Ended December 31, 2020
Allowance for credit losses on loans
Balance at beginning of year	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Impact of CECL adoption	2,416	(1,109)	(5,395)	3,833	2,981	(25)	2,701
Initial allowance for credit losses on PCD loans	1,221	26	260	109	1,023	—	2,639
Credit loss expense (benefit) (1)	1,039	15,007	34,935	8,191	(1,770)	—	57,402
Charge-offs (1)	(890)	(1,769)	(13,081)	(3,200)	(1,244)	—	(20,184)
Recoveries	146	6	101	883	189	—	1,325
Balance at end of year	$5,390	$15,054	$26,703	$11,818	$1,770	$—	$60,735
For the Year Ended December 31, 2019
Allowance for credit losses on loans
Balance at beginning of year	$1,609	$2,277	$8,770	$2,413	$486	$1,022	$16,577
Credit loss (benefit) expense	(311)	947	638	792	567	(997)	1,636
Charge-offs	—	(663)	(236)	(1,299)	(606)	—	(2,804)
Recoveries	160	332	711	96	144	—	1,443
Balance at end of year	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
(1) The year ended December 31, 2020 was impacted by the shift in current and forward-looking economic conditions, credit migration and borrower vulnerability related to COVID-19. The Company recorded $14.6 million of charge-offs related to the sale of higher-risk commercial loans and $3.3 million of charge-offs related to the sale of under-performing residential and consumer loans.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At December 31, 2020, the Company had collateral dependent loans with an amortized cost balance as follows: commercial and industrial of $1.9 million, commercial real estate - owner occupied of $13.8 million, and commercial real estate - investor of $18.3 million. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $1.4 million and $1.8 million at December 31, 2020 and December 31, 2019, respectively. The amount of foreclosed residential real estate property held by the Company was $106,000 and $51,000 at December 31, 2020 and December 31, 2019, respectively.
In accordance with ASC 310, prior to the adoption of ASU 2016-13, the following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019, excluding PCI loans (in thousands):

	Commercial and Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Investor	Residential Real Estate	Consumer	Unallocated	Total
At December 31, 2019
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

As of December 31, 2019, the Company defined an impaired loan as non-accrual commercial real estate, multi-family, land, construction and commercial loans in excess of $250,000. Impaired loans also included all loans modified as troubled debt restructurings. At December 31, 2019, the impaired loan portfolio totaled $26.5 million for which there was a $476,000 specific allocation in the allowance for loan losses. The average balance of impaired loans for the year ended December 31, 2019 was $29.4 million. If interest income on non-accrual loans and impaired loans had been current in accordance with their original terms, approximately $372,000 and $419,000 of interest income for the years ended December 31, 2019 and 2018, respectively, would have been recorded.
At December 31, 2019, impaired loans include TDR loans of $24.6 million, of which $18.0 million were performing in accordance with their restructured terms for a minimum of six months and were accruing interest.
The summary of loans individually evaluated for impairment by loan portfolio segment as of December 31, 2019 was as follows, excluding PCI loans (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
At December 31, 2019
With no related allowance recorded:
Commercial and industrial	$265	$243	$—
Commercial real estate – owner occupied	4,062	3,968	—
Commercial real estate – investor	6,665	5,584	—
Residential real estate	11,009	11,009	—
Consumer	3,734	3,509	—
Total with no related allowance recorded	$25,735	$24,313	$—
With an allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate – owner occupied	2,376	2,195	474
Commercial real estate – investor	—	—	—
Residential real estate	—	—	—
Consumer	2	2	2
Total with an allowance recorded	$2,378	$2,197	$476

	For the Year Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$523	$5
Commercial real estate – owner occupied	4,171	179
Commercial real estate – investor	9,012	222
Residential real estate	10,275	548
Consumer	3,275	178
Total with no related allowance recorded	$27,256	$1,132
With an allowance recorded:
Commercial and industrial	$—	$—
Commercial real estate – owner occupied	2,173	138
Commercial real estate – investor	—	—
Residential real estate	—	—
Consumer	—	—
Total with an allowance recorded	$2,173	$138

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2020 and 2019 (in thousands). The December 31, 2020 balances include PCD loans while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020).

	December 31,
	2020	2019
Commercial and industrial	$1,908	$207
Commercial real estate – owner occupied	13,751	4,811
Commercial real estate – investor	18,287	2,917
Residential real estate	8,671	7,181
Consumer	4,246	2,733
Total non-accrual loans	$46,863	$17,849
At December 31, 2020, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At December 31, 2020 and December 31, 2019, there were no loans that were 90 days or greater past due and still accruing interest.
The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 and 2019 by loan portfolio segment (in thousands). The December 31, 2020 balances include PCD loans while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020).

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2020
Commercial and industrial	$3,050	$628	$327	$4,005	$466,651	$470,656
Commercial real estate – owner occupied	1,015	—	7,871	8,886	1,136,179	1,145,065
Commercial real estate – investor	8,897	3,233	11,122	23,252	3,468,212	3,491,464
Residential real estate	15,156	3,164	4,238	22,558	2,286,901	2,309,459
Consumer	978	533	3,568	5,079	334,383	339,462
Total loans receivable	$29,096	$7,558	$27,126	$63,780	$7,692,326	$7,756,106
December 31, 2019
Commercial and industrial	$100	$—	$207	$307	$395,784	$396,091
Commercial real estate – owner occupied	1,541	1,203	1,040	3,784	788,157	791,941
Commercial real estate – investor	381	938	2,792	4,111	2,280,587	2,284,698
Residential real estate	8,161	3,487	2,859	14,507	2,306,314	2,320,821
Consumer	1,048	491	2,388	3,927	403,909	407,836
Total loans receivable	$11,231	$6,119	$9,286	$26,636	$6,174,751	$6,201,387

The Company classifies certain loans as TDRs when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDRs. For these loans, the Bank retains its security interest in the real estate collateral. At December 31, 2020 and 2019, TDR loans totaled $17.5 million and $24.6 million, respectively. Included in the non-accrual loan total at December 31, 2020 and 2019 were $5.5 million and $6.6 million, respectively, of TDRs. At December 31, 2020 and 2019, the Company had $0 and $476,000, respectively, of specific reserves allocated to loans that are classified as TDRs. Non-accrual loans which become TDRs are generally returned to accrual status after six months of performance. In addition to the TDRs included in non-accrual loans, the Company also has loans classified as accruing TDRs at December 31, 2020 and 2019 which totaled $12.0 million and $18.0 million, respectively.
The following table presents information about TDRs which occurred during the years ended December 31, 2020 and 2019, and TDRs modified within the previous year and which defaulted during the years ended December 31, 2020 and 2019 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the Year Ended December 31, 2020
Troubled debt restructurings:
Commercial real estate – owner occupied	1	$1,112	$1,143
Commercial real estate – investor	2	1,035	1,116
Residential real estate	6	1,018	1,065
Consumer	6	1,035	668
		Number of Loans	Recorded Investment
Troubled debt restructurings
Which subsequently defaulted:		None	None

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the Year Ended December 31, 2019
Troubled debt restructurings:
Commercial real estate – owner occupied	1	$154	$198
Commercial real estate – investor	1	272	393
Residential real estate	6	1,036	1,091
Consumer	7	663	683
		Number of Loans	Recorded Investment
Troubled debt restructurings
Which subsequently defaulted:
Consumer		1	$115
In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. For principal and interest deferrals as well as principal only deferrals, all payments received are first applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, is then applied to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at December 31, 2020 and will not be reported as past due during the deferral period.

As part of the Two River and Country Bank acquisitions, the Company purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of the PCD loans is as follows (in thousands):

	Two River	Country Bank
	January 1, 2020	January 1, 2020
Purchase price of loans at acquisition	$26,354	$24,667
Allowance for credit losses at acquisition	1,343	1,296
Non-credit discount at acquisition	3,589	5,334
Par value of acquired loans at acquisition	$31,286	$31,297
The following table summarizes the changes in accretable yield for PCI loans during the year ended December 31, 2019 (in thousands):

For the Year Ended December 31,
2019
Beginning balance	$3,630
Acquisition	691
Accretion	(2,613)
Reclassification from non-accretable difference	1,317
Ending balance	$3,025

Note 6. Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2020 and 2019 are summarized as follows (in thousands):

	December 31,
	2020	2019
Loans receivable	$30,893	$17,664
Debt securities, equity investments and other	3,169	2,827
Mortgage-backed securities	1,207	1,183
Total interest and dividends receivable	$35,269	$21,674
Note 7. Premises and Equipment, Net
Premises and equipment, net of accumulated depreciation and amortization expense at December 31, 2020 and 2019 are summarized as follows (in thousands):

	December 31,
	2020	2019
Land	$23,109	$24,446
Buildings and improvements	99,350	97,653
Leasehold improvements	8,640	9,274
Furniture and equipment	31,639	25,558
Finance lease	1,845	2,572
Other	10,270	2,764
Total	174,853	162,267
Accumulated depreciation and amortization	(67,759)	(59,576)
Total premises and equipment, net	$107,094	$102,691
Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 amounted to $8.5 million, $8.2 million and $8.7 million, respectively.
Note 8. Deposits
Deposits, including accrued interest payable of $367,000 at December 31, 2020 and $238,000 at December 31, 2019, are summarized as follows (in thousands):

	December 31,
	2020		2019
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing accounts	$2,133,195	—%	$1,377,396	—%
Interest-bearing checking accounts	3,646,866	0.49	2,539,428	0.68
Money market deposit accounts	783,521	0.19	578,147	0.68
Savings accounts	1,491,251	0.05	898,174	0.13
Time deposits	1,372,783	1.51	935,632	1.82
Total deposits	$9,427,616	0.43%	$6,328,777	0.62%
Included in time deposits at December 31, 2020 and 2019 were $409.5 million and $150.6 million, respectively, in deposits of $250,000 and over.

Time deposits at December 31, 2020 mature as follows (in thousands):

For the Year Ended December 31,	Time Deposit Maturities
2021	$973,426
2022	265,668
2023	63,132
2024	46,321
2025	15,138
Thereafter	9,098
Total	$1,372,783
Interest expense on deposits for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Interest-bearing checking accounts	$19,395	$16,820	$9,219
Money market deposit accounts	2,902	4,919	2,818
Savings accounts	2,505	1,195	990
Time deposits	23,488	15,498	9,551
Total interest expense on deposits	$48,290	$38,432	$22,578

Note 9. Borrowed Funds
Borrowed funds are summarized as follows (in thousands):

	December 31,
	2020		2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB advances	$—	—%	$519,260	1.84%
Securities sold under agreements to repurchase with retail customers	128,454	0.33	71,739	0.42
Other borrowings	235,471	4.58	96,801	4.64
Total borrowed funds	$363,925	3.08%	$687,800	2.09%
The Company prepaid all of its FHLB advances, in addition to the advances that matured, in 2020. The total FHLB prepayment fees incurred for the year ended December 31, 2020 was $14.3 million. Information concerning FHLB advances and securities sold under agreements to repurchase with retail customers (“reverse repurchase agreements”) is summarized as follows (in thousands):

	FHLB Advances		Reverse Repurchase Agreements
	2020	2019	2020	2019
Average balance	$413,290	$387,925	$125,500	$64,525
Maximum amount outstanding at any month end	825,824	519,260	153,810	71,739
Average interest rate for the year	1.70%	2.18%	0.45%	0.43%
Amortized cost of collateral:
Mortgage-backed securities	$—	$—	$147,445	$80,436
Estimated fair value of collateral:
Mortgage-backed securities	—	—	152,679	81,365
The securities collateralizing the reverse repurchase agreements are delivered to the lender with whom each transaction is executed or to a third-party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the reverse repurchase agreements. Refer to Note 4 Securities.
Reverse repurchase agreements have contractual maturities at December 31, 2020 as follows (in thousands):

Reverse Repurchase Agreements
For the Year Ended December 31,
2021	$128,454
Total	$128,454
The other borrowings at December 31, 2020 include the following (in thousands):

Type of Debt	Stated Value	Carrying Value	Interest Rate		Maturity
Subordinated debt	$35,000	$34,804	5.125%	(1)	September 30, 2026
Subordinated debt	125,000	122,446	5.250%	(2)	May 15, 2030
Subordinated debt	7,500	7,539	7.210%	(3)	October 1, 2025
Trust preferred	5,000	5,000	3 month LIBOR plus 165 basis points		August 1, 2036
Trust preferred	30,000	22,944	3 month LIBOR plus 135 basis points		March 15, 2036
Trust preferred	7,500	7,500	3 month LIBOR plus 166 basis points		November 1, 2036
Trust preferred	10,000	7,737	3 month LIBOR plus 153 basis points		April 19, 2037
Trust preferred	10,000	10,000	3 month LIBOR plus 175 basis points		September 1, 2037
Trust preferred	10,000	7,601	3 month LIBOR plus 139 basis points		October 1, 2037
Trust preferred	10,000	7,800	3 month LIBOR plus 225 basis points		December 15, 2034
Finance lease	2,100	2,100	5.625%		June 30, 2029
Total	$252,100	$235,471
(1)Adjusts to a floating rate of 392 basis points over 3 month London Inter-bank Offered Rate (“LIBOR”) on September 30, 2021.
(2)Adjusts to a floating rate of 509.5 basis points over 3 month Secured Overnight Financing Rate on May 15, 2025.
(3)In January 2021, the Company prepaid the subordinated debt in its entirety.
All of the trust preferred debt is currently callable.
Interest expense on borrowings for the years ended December 31, 2020, 2019, and 2018 was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
FHLB advances	$7,018	$8,441	$7,885
Reverse repurchase agreements	562	276	168
Other borrowings	10,787	5,674	5,521
Total interest expense on borrowings	$18,367	$14,391	$13,574
As a member of the FHLB of New York, the Bank is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount equal to 0.125% of the Bank’s mortgage-related assets, plus 4.5% of the specified value of certain transactions between the Bank and the FHLB.

Note 10. Income Taxes
The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consists of the following (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Current
Federal	$15,731	$1,991	$18,030
State	6,617	740	108
Total current	22,348	2,731	18,138
Deferred
Federal	(2,746)	18,846	(4,568)
State	(1,869)	(2,793)	—
Total deferred	(4,615)	16,053	(4,568)
Total provision for income taxes	$17,733	$18,784	$13,570
Included in other comprehensive income was income tax expense attributable to the net accretion of unrealized losses on debt securities available-for-sale arising during the year in the amount of $721,000, $874,000, and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
A reconciliation between the provision for income taxes and the expected amount computed by multiplying income before the provision for income taxes times the applicable statutory Federal income tax rate for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Income before provision for income taxes	$81,042	$107,358	$85,502
Applicable statutory Federal income tax rate	21.0%	21.0%	21.0%
Computed “expected” Federal income tax expense	$17,019	$22,545	$17,955
Increase (decrease) in Federal income tax expense resulting from
State income taxes, net of Federal benefit	3,751	583	85
Earnings on BOLI	(1,349)	(1,138)	(1,072)
Tax exempt interest	(1,161)	(665)	(615)
Merger related expenses	138	297	322
Stock compensation	(136)	(386)	(758)
Revaluation of state deferred tax asset	—	(2,205)	—
Impact of Tax Cuts and Jobs Act (“Tax Reform”)	—	—	(1,854)
Reclassification of certain tax effect from accumulated other comprehensive income	(204)	(221)	(586)
Other items, net	(325)	(26)	93
Total provision for income taxes	$17,733	$18,784	$13,570

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented in the following table (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses on loans and debt securities HTM	$16,168	$4,107
Other reserves	2,485	3,061
Incentive compensation	2,919	1,397
Deferred compensation	533	591
Stock plans	2,214	1,270
Unrealized loss on properties available-for-sale	2,435	1,438
Unrealized loss on securities	272	826
Net operating loss carryforwards related to acquisition	33,014	39,519
Deferred fees on PPP loans	517	—
Other, net	195	178
Federal and state alternative minimum tax	3,705	4,746
Total gross deferred tax assets	64,457	57,133
Deferred tax liabilities:
Unrealized gain on equity securities	(4,154)	—
Premises and equipment	(5,871)	(7,340)
Deferred loan and commitment costs, net	(2,968)	(2,379)
Purchase accounting adjustments	(602)	8,475
Investments, discount accretion	(452)	(380)
Undistributed REIT income	—	(4,735)
Other, net	(783)	(707)
Total gross deferred tax liabilities	(14,830)	(7,066)
Net deferred tax assets	$49,627	$50,067

The 2020 deferred tax expense does not equal the change in net deferred tax assets as a result of net deferred liabilities recorded in connection with the Two River and Country Bank acquisitions of approximately $4.5 million.
The Company has Federal net operating losses from the acquisitions of Colonial American Bank (“Colonial American”) and Sun. At December 31, 2020 and 2019, the net operating losses from Colonial American were $4.6 million and $4.9 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $330,000, and will expire between 2029 and 2034. At December 31, 2020 and 2019, the net operating losses from Sun were $152.6 million and $175.9 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $23.3 million, which will expire in 2022 and $9.3 million, which will expire between 2029 and 2036.
As of December 31, 2020 and 2019, the Company had $1.8 million of New Jersey Alternative Minimum Assessment Tax (“AMT”) Credits. These credits do not expire. As of December 31, 2020 and 2019, the Company had $0 and $1.0 million, respectively, of AMT Tax Credits that were part of the Cape Bancorp, Inc. (“Cape”) acquisition and $2.3 million of AMT Tax Credits that were part of the Sun acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire.
At December 31, 2020, 2019 and 2018, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2020 included approximately $10.8 million for which no provision for income tax has been made. This amount represented an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2020, the Company had an unrecognized deferred tax liability of $2.8 million with respect to this reserve.
There were no unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018. The tax years that remain subject to examination by the Federal government and the state of New York include the years ended December 31, 2017 and forward. The tax years that remain subject to examination by the state of New Jersey include the years ended December 31, 2016 and forward.
On July 1, 2018, New Jersey enacted changes to the corporate business tax laws. This legislation required a combined group to file combined returns for tax years beginning in 2019. However, due to technical issues and inconsistencies with existing tax law, it was initially determined that the tax law change did not have an impact on deferred taxes. In December 2019, the State of New Jersey issued a clarifying technical bulletin related to the impact of the new tax legislation enacted in July 2018. This technical bulletin provided clarification to the combined income tax reporting for certain members of a unitary business group.  Accordingly, this required a revaluation of some of the Company’s deferred tax assets. As a result of the revaluation of the state deferred tax assets, the Company recognized an additional income tax benefit of $2.2 million for the year ended December 31, 2019.
With the enactment of the Tax Reform on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accounting guidance required that the effect of income tax law changes on deferred taxes be recognized as a component of income tax expense related to continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, the Company recognized an additional income tax benefit of $1.9 million for the year ended December 31, 2018 and additional income tax expense of $3.6 million for the year ended December 31, 2017. Because accounting guidance requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations, this additional income tax expense included $1.8 million related to items recognized in other comprehensive income. These amounts will continue to be reported as separate components of accumulated other comprehensive income until such time as the underlying transactions from which such amounts arose are settled through continuing operations. At such time, the reclassification from accumulated other comprehensive income will be recognized as a net tax benefit. The amount included in accumulated other comprehensive income at December 31, 2020, subject to reclassification, was $786,000.
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
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2020 and 2019, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP debt, totaled $1.5 million. During 2020 and 2019, $313,000 and $357,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2020 and 2019, the loan had an outstanding balance of $8.1 million and $9.3 million, respectively, and the ESOP had unallocated shares of 394,080 and 459,711, respectively. At December 31, 2020, the unallocated shares had a fair value of $7.3 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the year ended December 31, 2020, the Bank recorded compensation expense related to the ESOP of $1.1 million including $80,000 representing a decrease in compensation expense to reflect the decrease in the average fair value of shares committed to be released and allocated shares below the Bank’s cost. For the years ended December 31, 2019 and 2018, the Bank recorded compensation expense related to the ESOP of $1.6 million, and $1.6 million, respectively, including $366,000, and $596,000, respectively, representing additional compensation expense to reflect the increase in the average fair value of shares committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2020, 2,477,663 shares had been allocated to participants and 65,631 shares were committed to be released.
Note 12. Incentive Plan
On May 5, 2011, the OceanFirst Financial Corp. 2011 Stock Incentive Plan, which authorizes the granting of stock options or awards of common stock, was approved by stockholders. This plan was subsequently amended on June 2, 2017. In January 2018, the Company implemented a performance-based stock plan for select senior management executives. On May 20, 2020, the OceanFirst Financial Corp. 2020 Stock Incentive Plan, which also authorizes the granting of stock options or awards of common stock, was approved by stockholders. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees and non-employee directors (“Outside Directors”) with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. All officers, other employees and Outside Directors of the Company and its affiliates are eligible to receive awards under the plans.
Under the 2020 Stock Incentive Plan, the Company is authorized to issue up to 2,000,000 shares subject to option or, in lieu of options, up to 800,000 shares in the form of stock awards. At December 31, 2020, 969,294 options or 387,718 awards remain available for issuance. Under the amended 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 4,000,000 shares subject to option or, in lieu of options, up to 1,600,000 shares in the form of stock awards. At December 31, 2020, 47,690 options or 19,076 awards remain available for issuance.
As part of the Sun acquisition, 491,248 options were granted in 2018 for the conversion of outstanding Sun options. These options had a weighted average exercise price of $21.92 per option and were fully vested upon acquisition. The Company will not recognize compensation expense in the future on these options as they were accounted for as part of the acquisition.
Stock awards generally vest at the rate of 20% per year. The Company granted to senior executives performance-based awards in 2020, 2019 and 2018, which vest in equal amounts over a five-year period (for 2020 and 2019 awards) or a three-year period (for 2018 awards) when a specific performance metric has been attained or exceeded. Tiered performance goals for each metric are aligned with corresponding tiered vesting values and have been set using financial data from the applicable strategic plan as approved by the Board. The Company accrues expense for the performance-based awards based on the estimated probability of achievement of the defined performance goals.
Options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the date of grant. The Company typically issues treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $1.5 million, $973,000, and $1.0 million, of expense for stock option grants and $2.8 million, $2.9 million, and $2.0 million, of expense for stock award grants, for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the Company had $12.5 million in compensation cost related to non-vested options and stock awards not yet recognized. This cost will be recognized over the remaining vesting period of 3.25 years.
The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.03%	2.63%	2.65%
Expected option life	7 years	7 years	7 years
Expected volatility	23%	21%	21%
Expected dividend yield	3.33%	2.70%	2.19%

Weighted average fair value of an option share granted during the year	$2.93	$4.47	$5.44
Intrinsic value of options exercised during the year (in thousands)	2,499	2,994	8,513
The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.

A summary of option activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,424,032	$19.80	2,340,842	$18.25	2,489,314	$16.91
Granted	699,651	20.44	461,407	25.20	135,107	27.39
Assumed in acquisition	—	—	—	—	491,248	21.92
Exercised	(213,506)	9.50	(227,189)	11.24	(765,624)	17.69
Forfeited	(6,357)	21.26	(149,158)	24.71	(9,203)	28.42
Expired	(64,953)	22.51	(1,870)	29.59	—	—
Outstanding at end of year	2,838,867	$20.67	2,424,032	$19.80	2,340,842	$18.25
Options exercisable	1,596,927		1,612,946		1,604,576
The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
9.54 to 14.41	397,734	1.0 years	$13.41	397,734	1.0 years	$13.41
14.42 to 19.28	743,519	3.7	16.72	696,051	3.6	16.68
19.29 to 24.15	753,703	8.8	20.56	48,771	4.5	22.07
24.16 to 29.01	943,911	6.5	26.93	454,371	5.4	27.62
	2,838,867	5.6 years	$20.67	1,596,927	3.5 years	$19.14
The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2020 was $3.5 million and $3.4 million, respectively.
A summary of the granted but unvested stock award activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	451,443	$25.61	330,598	$25.92	169,703	$21.79
Granted	256,649	20.38	249,651	24.80	272,668	27.52
Vested	(96,564)	24.41	(105,307)	24.49	(58,754)	20.81
Forfeited	(35,532)	26.56	(23,499)	26.38	(53,019)	26.60
Outstanding at end of year	575,996	$23.42	451,443	$25.61	330,598	$25.92

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

At December 31, 2020, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2020
Unused consumer and construction loan lines of credit (primarily floating-rate)	$372,159
Unused commercial loan lines of credit (primarily floating-rate)	668,114
Other commitments to extend credit:
Fixed-rate	234,608
Adjustable-rate	2,750
Floating-rate	130,448
The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 2.50% to 6.38% at December 31, 2020.
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
At December 31, 2020, the Company is obligated under noncancelable operating leases for premises and equipment. Rental and lease expense under these leases aggregated approximately $7.9 million, $5.0 million, and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Refer to Note 17 Leases, for the projected minimum lease commitments as of December 31, 2020.
The Company grants residential real estate and first mortgage commercial real estate loans to borrowers primarily located throughout New Jersey and the metropolitan areas of Philadelphia and New York City. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial real estate loans to become inadequately collateralized, which would expose the Bank to a greater risk of loss.
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

Note 14. Earnings Per Share
The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Weighted average shares outstanding	60,358	50,701	47,266
Less: Unallocated ESOP shares	(426)	(493)	(435)
Unallocated incentive award shares and shares held by deferred compensation plan	(13)	(42)	(58)
Average basic shares outstanding	59,919	50,166	46,773
Add: Effect of dilutive securities:
Incentive awards and shares held by deferred compensation plan	153	580	884
Average diluted shares outstanding	60,072	50,746	47,657
For the years ended December 31, 2020, 2019 and 2018, antidilutive stock options of 2,242,000, 993,000, and 504,000, respectively, were excluded from the earnings per share calculations.

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
Equity Investments
Equity investments are reported at fair value. Fair value for these investments is primarily determined using a quoted price in an active market or exchange (Level 1). Equity securities without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Equity securities include convertible preferred stock for which fair value was determined using broker or dealer quotes with limited levels of activity and price transparency (Level 3).

Interest Rate Swaps
The Company’s interest rate swaps are reported at fair value utilizing models provided by an independent, third-party and observable market data. When entering into an interest rate swap agreement, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of our contract counterparty.
Other Real Estate Owned and Loans Individually Measured for Impairment
Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals.
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2020
Items measured on a recurring basis:
Debt securities available-for-sale	$183,302	$—	$183,302	$—
Equity investments	107,079	104,539	—	2,540
Interest rate swaps asset	45,289	—	45,289	—
Interest rate swaps liability	(45,429)	—	(45,429)	—
Items measured on a non-recurring basis:
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	35,366	—	—	35,366

December 31, 2019
Items measured on a recurring basis:
Debt securities available-for-sale	$150,960	$—	$150,935	$25
Equity investments	10,136	10,136	—	—
Interest rate swaps asset	10,141	—	10,141	—
Interest rate swaps liability	(10,708)	—	(10,708)	—
Items measured on a non-recurring basis:
Other real estate owned	264	—	—	264
Loans measured for impairment based on the fair value of the underlying collateral	8,794	—	—	8,794
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of assets between Level 1 and Level 2 during the years ended December 31, 2020 and 2019.

The following table reconciles, for the year ended December 31, 2020, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the consolidated statements of financial condition, using significant unobservable inputs (in thousands):

For the Year Ended
December 31, 2020
Beginning balance	$25
Total gains (losses) included in earnings	—
Purchases	2,377
Transfers into Level 3	—
Transfers out of Level 3	—
Maturities	(2,402)
Ending balance	$—
The Company purchased $2.4 million (fair value) of equity investments, consisting of convertible preferred stock, classified as Level 3 at December 31, 2020 as the fair value was determined using broker or dealer quotes with limited levels of activity and price transparency.
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
Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and decides as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations known as BANs as well as certain debt securities where management utilized Level 3 inputs, such as broker or dealer quotes with limited levels of activity and price transparency.
Restricted Equity Investments
The fair value for Federal Home Loan Bank of New York and Federal Reserve Bank stock is its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum investment as stipulated by the respective agencies.
Loans Receivable and Loans Held-for-Sale
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential real estate, consumer and commercial. Each loan category is further segmented into fixed and adjustable rate interest terms.
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
The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of December 31, 2020 and December 31, 2019 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2020
Financial assets:
Cash and due from banks	$1,272,134	$1,272,134	$—	$—
Debt securities held-to-maturity	937,253	—	952,365	16,101
Restricted equity investments	51,705	—	—	51,705
Loans receivable, net and loans held-for-sale	7,750,381	—	—	7,806,743
Financial liabilities:
Deposits other than time deposits	8,054,833	—	8,054,833	—
Time deposits	1,372,783	—	1,383,173	—
FHLB advances and other borrowings	235,471	—	251,798	—
Securities sold under agreements to repurchase with retail customers	128,454	128,454	—	—
December 31, 2019
Financial assets:
Cash and due from banks	$120,544	$120,544	$—	$—
Debt securities held-to-maturity	768,873	—	774,805	2,485
Restricted equity investments	62,356	—	—	62,356
Loans receivable, net and loans held-for-sale	6,207,680	—	—	6,173,237
Financial liabilities:
Deposits other than time deposits	5,393,145	—	5,393,145	—
Time deposits	935,632	—	936,318	—
FHLB advances and other borrowings	616,061	—	626,225	—
Securities sold under agreements to repurchase with retail customers	71,739	71,139	—	—

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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. For the period ended December 31, 2020, the Company recognized a gain of $428,000, and for the period ended December 31, 2019 the Company recognized a loss of $478,000, in other income resulting from a fair value adjustment. The notional amount of derivatives not designated as hedging instruments was $725.9 million and $337.6 million at December 31, 2020 and 2019, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2020	2019
Other assets	$45,289	$10,141
Other liabilities	45,429	10,708
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $46.5 million and $13.7 million at December 31, 2020 and 2019, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $45.4 million and $10.7 million at December 31, 2020 and 2019, respectively.

Note 17. Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company’s leases are comprised of real estate property for branches, ATM locations and office space with terms extending through 2050. The Company has one existing finance lease, which was acquired in the Sun acquisition and has a lease term through 2029.
The following table represents the classification of the Company’s ROU assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		December 31, 2020	December 31, 2019
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$22,555	$18,682
Finance lease ROU asset	Premises and equipment, net	1,694	1,534
Total lease ROU asset		$24,249	$20,216

Lease Liabilities
Operating lease liability	Other liabilities	$22,990	$18,893
Finance lease liability	Other borrowings	2,100	1,953
Total lease liability		$25,090	$20,846
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

	December 31, 2020	December 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	7.77 years	9.69 years
Finance lease	8.59 years	9.60 years
Weighted-Average Discount Rate
Operating leases	3.01%	3.45%
Finance lease	5.63%	5.63%

The following table represents lease expenses and other lease information (in thousands):

	For Year Ended December 31, 2020	For Year Ended December 31, 2019
Lease Expense
Operating lease expense	$6,438	$3,904
Finance lease expense:
Amortization of ROU assets	174	274
Interest on lease liabilities(1)	110	174
Total	$6,722	$4,352

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,298	$3,625
Operating cash flows from finance leases	110	174
Financing cash flows from finance leases	187	263
(1)Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.
Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ended December 31,
2021	$307	$5,725
2022	307	4,713
2023	307	3,285
2024	307	2,723
2025	307	2,281
Thereafter	1,105	7,592
Total	2,640	26,319
Less: Imputed interest	(540)	(3,329)
Total lease liabilities	$2,100	$22,990

Note 18. Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2020 and 2019 and condensed statements of operations and cash flows for the years ended December 31, 2020, 2019 and 2018 for OceanFirst Financial Corp. (parent company only) reflect the Company’s investment in its wholly-owned subsidiaries, the Bank and OceanFirst Risk Management, Inc., using the equity method of accounting.
Condensed Statement of Financial Condition
(in thousands)

	December 31,
	2020	2019
Assets:
Cash and due from banks	$7,187	$5,442
Advances to Bank	101,304	27,878
Investment securities	93,207	1,000
ESOP loan receivable	8,071	9,271
Investment in subsidiaries	1,502,867	1,206,479
Other assets	10,180	327
Total assets	$1,722,816	$1,250,397
Liabilities and Stockholders’ Equity:
Borrowings	$233,371	$94,848
Other liabilities	5,315	2,430
Stockholders’ equity	1,484,130	1,153,119
Total liabilities and stockholders’ equity	$1,722,816	$1,250,397
Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Dividend income – subsidiary Bank	$54,000	$79,000	$32,000
Interest and dividend income – investment securities	949	63	63
Interest income – advances to subsidiary Bank	403	426	525
Interest income – ESOP loan receivable	301	321	321
Net gain on equity investments	20,460	—	—
Other income	—	—	15
Total income	76,113	79,810	32,924
Interest expense – borrowings	10,592	5,402	4,997
Operating expenses	3,382	2,686	2,397
Income before income taxes and undistributed earnings of subsidiary Bank	62,139	71,722	25,530
(Provision) benefit for income taxes	(2,901)	924	846
Income before undistributed earnings of subsidiary Bank	59,238	72,646	26,376
Undistributed earnings of subsidiary Bank	4,071	15,928	45,556
Net income	$63,309	$88,574	$71,932

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$63,309	$88,574	$71,932
(Increase) decrease in advances to subsidiary Bank	(73,426)	(13,852)	15,262
Undistributed earnings of subsidiary Bank	(4,071)	(15,928)	(45,556)
Net gain on sales of investment securities	(20,460)	—	—
Amortization of deferred costs on borrowings	576	261	262
Net amortization of purchase accounting adjustments	638	453	395
Change in other assets and other liabilities	648	(184)	4,076
Net cash (used in) provided by operating activities	(32,786)	59,324	46,371
Cash flows from investing activities:
Proceeds from sale of investment securities	15,339	—	—
Purchase of investment securities	(95,228)	—	—
Increase in ESOP loan receivable	—	—	(8,400)
Repayments on ESOP loan receivable	1,200	1,160	1,020
Net cash (used in) provided by investing activities	(78,689)	1,160	(7,380)
Cash flows from financing activities:
Net proceeds from issuance of subordinated notes	122,180	—	—
Repayment of borrowings	(7,999)	—	—
Dividends paid	(42,917)	(34,241)	(29,564)
Purchase of treasury stock	(14,814)	(26,066)	(10,837)
Net proceeds from the issuance of preferred stock	55,529	—	—
Exercise of stock options	1,241	1,335	5,324
Net cash provided by (used in) financing activities	113,220	(58,972)	(35,077)
Net increase in cash and due from banks	1,745	1,512	3,914
Cash and due from banks at beginning of year	5,442	3,930	16
Cash and due from banks at end of year	$7,187	$5,442	$3,930

Supplemental disclosure of cash flow information:
Non-cash activities:
Unsettled trades of equity securities	$8,142	$—	$—

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
(dollars in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	December 31	September 30	June 30	March 31
2020
Interest income	$92,562	$92,962	$95,877	$98,207
Interest expense	14,711	16,174	17,210	18,562
Net interest income	77,851	76,788	78,667	79,645
Credit loss expense	4,072	35,714	9,649	9,969
Net interest income after credit loss expense	73,779	41,074	69,018	69,676
Other income (excluding net gain (loss) on equity investments and gain on sale of PPP loans)	11,032	11,755	11,282	13,542
Net gain (loss) on equity investments	24,487	(3,576)	148	155
Gain on sale of PPP loans	5,101	—	—	—
Operating expenses (excluding FHLB advance prepayment fees, branch consolidation and merger related expenses)	53,053	52,801	51,075	51,675
FHLB advance prepayment fees	13,333	—	924	—
Branch consolidation expense	3,336	830	863	2,594
Merger related expenses	1,194	3,156	3,070	8,527
Income (loss) before provision (benefit) for income taxes	43,483	(7,534)	24,516	20,577
Provision (benefit) for income taxes	10,419	(2,608)	5,878	4,044
Net income (loss)	$33,064	$(4,926)	$18,638	$16,533
Net income (loss) available to common stockholders	$32,060	$(6,019)	$18,638	$16,533
Basic earnings (loss) per share	$0.53	$(0.10)	$0.31	$0.28
Diluted earnings (loss) per share	$0.54	$(0.10)	$0.31	$0.27
2019
Interest income	$77,075	$76,887	$78,410	$76,422
Interest expense	13,721	13,495	13,573	12,034
Net interest income	63,354	63,392	64,837	64,388
Credit loss expense	355	305	356	620
Net interest income after credit loss expense	62,999	63,087	64,481	63,768
Other income	11,231	11,543	9,879	9,512
Operating expenses (excluding merger related expenses and branch consolidation expenses)	43,589	40,884	43,289	41,827
Merger related and branch consolidation expenses	4,010	2,473	7,626	5,444
Income before provision for income taxes	26,631	31,273	23,445	26,009
Provision for income taxes	3,181	6,302	4,465	4,836
Net income	$23,450	$24,971	$18,980	$21,173
Basic earnings per share	$0.47	$0.50	$0.37	$0.43
Diluted earnings per share	$0.47	$0.49	$0.37	$0.42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b)Management Report on Internal Control Over Financial Reporting
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
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO 2013 Framework”).
Based on this assessment, management determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 64.
(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2021 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2021 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2021 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2020 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	2,838,867	$20.67	1,016,984
Equity compensation plans not approved by stockholders	—	—	—
Total	2,838,867	$20.67	1,016,984

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2021 under the caption “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 19, 2021 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as a part of this report:
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No:	Exhibit Description	Reference
2.1	Agreement and Plan of Merger, dated as of August 9, 2019, by and among OceanFirst Financial Corp., Midtown Merger Sub Corp. and Country Bank Holding Company, Inc.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed by OceanFirst Financial Corp. on August 13, 2019.
2.2	Agreement and Plan of Merger, dated as of August 9, 2019, by and among OceanFirst Financial Corp., Hammerhead Merger Sub Corp. and Two River Bancorp.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed by OceanFirst Financial Corp. on August 13, 2019.
3.1	Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
3.1A	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on June 4, 2018.
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.
3.3	Certificate of Designation of 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of the Company, filed with the Secretary of State of the State of Delaware and effective May 6, 2020.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed on May 7, 2020.
4.0	Stock Certificate of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
4.0(vi)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
4.1	Specimen of the Company’s 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on May 7, 2020.
4.2	Deposit Agreement, dated as of May 7, 2020, among the Company, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, filed on May 7, 2020.
4.3	Form of Depositary Receipt	Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A, filed on May 7, 2020.
4.4	Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit to Form 8-K filed on May 1, 2020.
4.5	First Supplemental Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit to Form 8-K filed on May 1, 2020.
4.6	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030	Incorporated herein by reference from Exhibit 4.2 to Form 8-K filed on May 1, 2020.

Exhibit No:	Exhibit Description	Reference
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
10.1(b)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from Exhibit to Form 10-K filed on March 17, 2008.
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.4	OceanFirst Bank Deferred Compensation Plan for Directors	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.5	OceanFirst Bank Deferred Compensation Plan for Officers	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.

10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
10.23	Form of Change in Control Agreement between OceanFirst Financial Corp. and Angela K. Ho	Incorporated herein by reference from Exhibit to Form 8-K filed on March 7, 2017.
10.24	Form of Change in Control Agreement between OceanFirst Bank and Angela K. Ho	Incorporated herein by reference from Exhibit to Form 8-K filed on March 7, 2017.
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.28	2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.28A	Amendment No. 1 to 2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on April 26, 2017.
10.29	2011 Cash Incentive Compensation Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards	Incorporated herein by reference from Exhibit to Form 8-K filed January 17, 2014.
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph R. Iantosca and Joseph J. Lebel	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.

Exhibit No:	Exhibit Description	Reference
10.35A	Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, Joseph R. Iantosca, Joseph J. Lebel III, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.
10.38	Separation, Non-Competition and Consulting Agreement, dated as of August 9, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and Joseph M. Murphy, Jr.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on December 19, 2019.
10.39	Consulting Agreement, dated as of December 31, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and William D. Moss	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K/A filed on January 2, 2020.
10.40	OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 22, 2020.
10.41	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Stock Options	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.42	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Time-Vested Stock Awards	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.43	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Performance Based Stock Award Agreement	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
14.0	OceanFirst Financial Corp. Code of Ethics and Standards of Personal Conduct	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 15, 2004.
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”	Filed herewith.
23.0	Consent of KPMG LLP	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

Exhibit No:	Exhibit Description	Reference
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith.

Item 16.     Form 10-K Summary
Not applicable.

CONFORMED
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board
Chief Executive Officer

Date:	March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	March 1, 2021
Christopher D. Maher
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Fitzpatrick	March 1, 2021
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Angela K. Ho	March 1, 2021
Angela K. Ho
(Principal Accounting Officer)

/s/ Angelo J. Catania	March 1, 2021
Angelo J. Catania
Director

/s/ Anthony R. Coscia	March 1, 2021
Anthony R. Coscia
Director

/s/ Michael D. Devlin	March 1, 2021
Michael D. Devlin
Director

Name	Date

/s/ Jack M. Farris	March 1, 2021
Jack M. Farris
Director

/s/ Kimberly M. Guadagno	March 1, 2021
Kimberly M. Guadagno
Director

/s/ Nicos Katsoulis	March 1, 2021
Nicos Katsoulis
Director

/s/ John K. Lloyd	March 1, 2021
John K. Lloyd
Director

/s/ William D. Moss	March 1, 2021
William D. Moss
Director

/s/ Joseph M. Murphy, Jr.	March 1, 2021
Joseph M. Murphy, Jr.
Director

/s/ Steven M. Scopellite	March 1, 2021
Steven M. Scopellite
Director

/s/ Grace C. Torres	March 1, 2021
Grace C. Torres
Director

/s/ Patricia L. Turner	March 1, 2021
Patricia L. Turner
Director

/s/ Grace M. Vallacchi	March 1, 2021
Grace M. Vallacchi
Director

/s/ John E. Walsh	March 1, 2021
John E. Walsh
Director